Form 10-Q
period 1998-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 1998-08-10
CIK 1051512

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                              -------------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ------------------

                        Commission File Number 001-14157

-------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                        36-2669023
-------------------------------              ---------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                   30 North LaSalle Street, Chicago, Illinois 60602
                 ----------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (312) 630-1900

                                 Not Applicable
            ---------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X    No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 1998
  -----------------------                         ----------------------------
Common Shares, $.01 par value                            54,087,749 Shares
Series A Common Shares, $.01 par value                    6,942,975 Shares

-------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                      Page No.
                                                                      --------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition        2-13

                Consolidated Statements of Income -
                   Three Months and Six Months Ended
                   June 30, 1998 and 1997                                 14

                Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1998 and 1997                15

                Consolidated Balance Sheets -
                   June 30, 1998 and December 31, 1997                  16-17

                Notes to Consolidated Financial Statements              18-25


Part II.     Other Information                                          26-28


Signatures                                                                29

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Telephone  and Data  Systems,  Inc.  ("TDS" or the  "Company")  is a diversified telecommunications company which provides high-quality telecommunications services to approximately 2.7 million cellular telephone, local telephone and personal communications service ("PCS") customer units. TDS's long-term business development strategy is to expand its operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer- based telecommunications.

TDS reported a 36% increase in revenues for the first half of 1998 on 49% growth in customers since June 30, 1997. United States Cellular Corporation ("U.S. Cellular") revenues increased 33% primarily due to a 52% increase in customer units. TDS Telecommunications Corporation ("TDS Telecom") reported a 13% increase in revenues on an 8% increase in access lines and increased activity in its new business ventures. Aerial Communications, Inc. ("Aerial") reported revenues of $67.4 million in the first half of 1998 and 204,000 customer units at June 30, 1998. Aerial launched service in its markets between late March and late June of 1997.

Consolidated cash flow and operating income were down due to Aerial's losses as it continues to develop its markets and attract new customers. An increase in depreciation expense due to U.S. Cellular's change in useful lives and the buildout of Aerial's network also caused operating income to decline. U.S. Cellular's cash flow and operating income increased 41% and 27%, respectively, reflecting the increase in customers. TDS Telecom's cash flow and operating income declined by 2% and 17%, respectively, reflecting start-up costs in the new business ventures and increased operating expenses in the telephone operations. Aerial's cash outflow and operating loss more than doubled as its markets were in operation only the second quarter of 1997 compared to the first half of 1998.

Investment and other income totaled $242.9 million, consisting primarily of $232.0 million of gains from the sale of cellular interests and other investments recorded in the first half of 1998. Interest expense increased 87% as a result of the increase in short- and long-term debt balances primarily to finance Aerial's activities. Net income available to common nearly tripled over the first half of 1997 due primarily to significant gains recorded on the sale of cellular interests and other investments.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Telephone and Data Systems, Inc. reported net income available to common of $59.6 million, or $.97 per diluted share, in the first half of 1998, compared to $15.5 million, or $.25 per diluted share, in the first half of 1997. Net income included significant gains from the sale of cellular interests and other investments totaling $117.6 million, or $1.92 per share, in 1998, compared to $4.0 million, or $.07 per share, in 1997.

Net income from U.S. Cellular, excluding gains, decreased slightly to $37.7 million, or $.62 per share, in 1998, from $38.2 million, or $.63 per share, in 1997. U.S. Cellular's operating performance was offset by a decline in investment income and an increase in interest expense. Net income from TDS Telecom, excluding gains, decreased to $11.3 million, or $.19 per share, in 1998 from $15.7 million, or $.26 per share, in 1997, primarily due to an $8.6 million decrease in operating income. Aerial's activities reduced net income by $145.4 million, or $2.39 per share, in 1998 compared to $64.3 million, or $1.06 per share in 1997. Net income from Parent and Other increased to $38.3 million, or $.63 per share, in 1998 from $21.8 million, or $.35 per share, in 1997 due primarily to the increase in the tax benefit associated with Aerial's losses. The business units compute their federal income taxes as if they filed a separate return. Any income tax benefits used on a consolidated basis not used by the business units are recorded by TDS, the parent company. TDS and the business units have tax allocation agreements and policies under which the business units are able to carry forward any losses and credits and use them to offset any future income tax liability to TDS.

The table below summarizes the results of operations of the business units and gains (along with the related impact of income taxes and minority interest) on net income available to common and diluted earnings per share.

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          1998            1997
                                                          ----            ----
                                (Dollars in thousands, except per share amounts)
Net Income Available to Common
   U.S. Cellular                                         $ 37,726     $ 38,241
   TDS Telecom                                             11,341       15,742
   Aerial                                                (145,382)     (64,327)
   Parent and Other                                        38,343       21,824
   Gains                                                  117,607        4,007
                                                         --------     --------
                                                         $ 59,635     $ 15,487
                                                         ========     ========

Diluted Earnings Per Share
   U.S. Cellular                                         $    .62     $     .63
   TDS Telecom                                                .19           .26
   Aerial                                                   (2.39)        (1.06)
   Parent and Other                                           .63           .35
   Gains                                                     1.92           .07
                                                         --------     ---------
                                                         $    .97     $     .25
                                                         ========     =========


Operating Revenues increased 36% ($221.7 million) during the first half of 1998 primarily as a result of a 49% increase in customer units served. U.S. Cellular generated 60% ($133.1 million) of the total increase in revenues as customer units increased by 659,000 units, or 52%, for the twelve months ended June 30, 1998, to 1,922,000 units. Aerial generated 27% ($60.3 million) of the increase as it added 176,000 units for the twelve month period ended June 30, 1998, to 204,000 units. TDS Telecom generated 13% ($28.3 million) of the total increase in revenues. Access lines increased 8% for the twelve month period ended June 30, 1998 to 537,500 access lines.

U.S. Cellular revenues increased 33% ($133.1 million) in 1998. Local retail revenue increased 41% ($108.0 million) in the first half of 1998 due primarily to the 52% customer growth. Average local minutes of use per retail customer decreased by 4% to 102 in 1998 from 106 in 1997, while average local retail revenue per minute totaled $.33 in 1998 compared to $.35 in 1997. U.S. Cellular's use of pricing and other incentive programs that encourage lower-priced weekend and off-peak usage, in order to stimulate overall usage, resulted in a lower average revenue per minute of use in 1998. Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased less than 1% ($300,000) in the first half of 1998. The lack of substantial growth in inbound roaming revenue is in part a result of the exchange with BellSouth Corporation ("BellSouth"). Prior to the BellSouth exchange, revenue from BellSouth customers traveling into the Company's service areas was reported as inbound roaming revenue. For periods after the exchange, this revenue is eliminated as an intracompany transaction. In addition, increased roaming minutes used was offset by negotiated reductions in roaming rates. While minutes of use increased by 35%, average inbound roaming revenue per minute declined by 22% to $.68 in 1998 from $.88 in 1997.

Total average monthly service revenue per customer decreased 15% ($8.53) to $47.50 in the first half of 1998 from $56.03 in 1997. Average monthly local retail revenue per customer declined 9% ($3.39) to $33.82 in 1998 from $37.21 in 1997 due primarily to competitive pressures, incentive programs being offered, consumer market penetration and the effects of acquisitions. The recently acquired markets produced a lower amount of revenue per customer, thereby reducing the average retail revenue per customer. Average monthly inbound roaming revenue per customer declined 36% ($5.21) to $9.45 in 1998 compared to $14.66 in 1997. This decrease is related to the decrease in roaming revenue per minute, the faster growth of U.S. Cellular's customer base as compared to the growth of inbound roaming revenues and the elimination of certain inbound roaming revenues between U.S. Cellular's existing markets and the acquired markets.

TDS Telecom revenues increased 13% ($28.3 million) in 1998 due to growth in telephone operations ($20.7 million) and growth in other services ($8.3 million). Telephone operations revenues increased primarily as a result of the recovery of increased costs of providing long-distance services ($6.1 million), increased network usage ($3.8 million), effects of acquisitions ($3.8 million), increased sale of customer premise equipment ($2.9 million), internal access line growth of 6% since June 30, 1997 ($2.2 million) and increased sales of custom calling and advanced feature sales ($2.0 million). The number of telephone access lines increased by 8% (6% from internal growth and 2% from acquisitions) to 537,500 at June 30, 1998 from 500,000 at June 30, 1997. Average monthly revenue per access line increased by 3% to $69.41 for the first half of 1998 from $67.30 in 1997. The other services increase was primarily driven by increases in revenues in the LAN wiring business of $5.7 million and from the Internet access provider of $1.9 million. TDS Telecom's competitive local exchange carrier ("CLEC") began operations in the first half of 1998 resulting in revenues of $800,000.

Aerial revenues totaled $67.4 million in 1998, consisting of service revenue of $52.9 million and equipment sales revenues of $14.5 million. Average revenue per customer was approximately $52.93 in the first half of 1998. Aerial added 79,000 customer units in the first half of 1998 and had 204,000 customers in service at June 30, 1998.

Operating Expenses rose 53% ($297.7 million) in the first half of 1998 due primarily to added expenses at Aerial for the development of its markets and added expenses to serve the growing customer base at U.S. Cellular and Aerial. Aerial generated 49% ($145.4 million) of the total increase in operating expenses, while U.S. Cellular generated 39% ($115.4 million) and TDS Telecom generated 12% ($36.9 million) of the total increase.

U.S. Cellular expenses increased 34% ($115.4 million) during 1998. System operations expenses increased 29% ($20.0 million) in 1998 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within U.S. Cellular's systems. Customer usage expenses grew 37% ($16.2 million) primarily due to the increase in net outbound roaming expense and the increase in minutes used on U.S. Cellular's systems. Net outbound roaming usage expense increased primarily as a result of U.S. Cellular offering its customers increasingly larger service footprints in which their calls are billed at local rates. In certain cases these service areas include other operators' service areas. U.S. Cellular pays roaming rates to the other carriers for calls U.S. Cellular's customers make in these areas, while charging those customers a local rate which is usually lower than the roaming rate. Maintenance, utility and cell site expenses increased 15% ($3.9 million) reflecting primarily the increase in the number of cell sites to 1,864 in 1998 from 1,485 in 1997.

Marketing and selling expenses increased 24% ($27.8 million), reflecting increased advertising and costs incurred to add new customers, including a $5.3 million increase in cost of equipment sold. Cost per gross customer addition declined to $309 in 1998 from $325 in 1997 while gross customer activations increased to 403,000 in 1998 from 321,000 in 1997. General and administrative expenses increased 37% ($33.5 million) due to the growing customer base and an expansion of local office and corporate staff necessitated by U.S. Cellular's growth. Depreciation and amortization increased 55% ($34.1 million) primarily due to the 36% increase in average fixed assets since June 30, 1997 as well as a reduction in useful lives of certain assets beginning in 1998 which increased depreciation expense by $10.3 million.

TDS Telecom expenses increased 23% ($36.9 million) during 1998 due to growth in telephone operations ($22.4 million) and in other services ($15.3 million).
Telephone operations increased primarily due to increased depreciation and amortization ($4.6 million), increased costs to support and maintain information systems ($4.0 million), the effects of acquisitions ($3.5 million), increased sales of customer premise equipment ($3.0 million) and increased costs of maintaining the centralized network management center and other network administration ($2.9 million). The remaining increase is primarily due to growth in internal operations, including wage and salary increases, staffing and inflation. Other services increased primarily due to the growth in the LAN wiring business of $7.8 million, development activities at a start-up competitive local exchange carrier of $4.8 million and growth at the Internet access provider of $1.9 million.

Aerial's expenses increased to $204.2 million in 1998 from $58.8 million in 1997, reflecting Aerial's launch of service between March and June of 1997 and the subsequent significant efforts to build its customer base. Expenses incurred in the first quarter of 1997 prior to the launch of service totaled $21.6 million and were reported as PCS Development Costs as part of Investment and Other Income (Expense). For the first six months of 1998, system operations expenses totaled $32.6 million reflecting the costs of operating Aerial's network, primarily cell site expenses, landline interconnection charges and wages. Marketing and selling expenses incurred to add new customers totaled $35.4 million while cost of equipment sold totaled $43.4 million. General and administrative expenses totaled $28.2 million reflecting the expenses associated with the management and operating teams as well as overhead expenses. Customer service expenses totaled $23.7 million primarily for the staffing to support the PCS markets and bad debt expense. Depreciation and amortization totaled $40.9 million.

Operating Income was a $(22.6) million loss in the first half of 1998 compared to $49.3 million income in 1997 reflecting the increase in Aerial's losses as its markets were in operation only in the second quarter of 1997 compared to the first half of 1998. Aerial incurred an operating loss of $136.8 million in the first half of 1998 which offset the U.S. Cellular and TDS Telecom operating income. U.S. Cellular's operating income increased 27% to $83.3 million in the first half of 1998; however, U.S. Cellular's operating income margin decreased to 15.6% in 1998 from 16.3% in 1997 due to increased depreciation expense in 1998. TDS Telecom's operating income declined $8.6 million to $42.3 million reflecting $6.9 million of additional operating losses from new business ventures as anticipated, primarily the CLEC business and the LAN wiring business, and a $1.6 million decrease in telephone operating income. TDS Telecom's operating margin decreased to 17.5% in 1998 from 23.9% in 1997 due to the impact of new business ventures and higher operating costs of depreciation on improvements to the telephone network and cash expenditures to develop programs which will improve customer satisfaction and provide long-term benefits in future cost avoidance.

                                          Six Months Ended June 30,
                                   -------------------------------------
                                      1998         1997         Change
                                   ---------    ----------   -----------
                                         (Dollars in thousands)
Operating Income (Loss) from Ongoing Operations
    U.S. Cellular                  $  83,292    $  65,599    $  17,693
    TDS Telecom                       42,313       50,869       (8,556)
    Aerial                          (136,775)     (51,633)     (85,142)
                                   ---------    ---------    ---------
                                     (11,170)      64,835      (76,005)
American Paging Operating (Loss)     (11,406)     (15,540)       4,134
                                   ---------    ---------    ---------
Operating Income (Loss)            $ (22,576)   $  49,295    $ (71,871)
                                   =========    =========    =========


TDS completed the transfer of substantially all of the assets and certain, limited liabilities of American Paging, Inc. to TSR Wireless Holdings, LLC effective March 31, 1998. American Paging's revenues are netted against its expenses with the resulting operating loss reported as American Paging Operating
(Loss). American Paging's revenues totaled $17.8 million and expenses totaled $29.2 million for the three month period ended March 31, 1998. Effective in the second quarter of 1998, TDS followed the equity method of accounting for its interest in TSR Wireless Holdings, LLC and reported these results as a component of Investment and Other Income (Expense). American Paging's revenues totaled $24.2 and $48.8 million for the three and six months ended June 30, 1997, respectively, and operating expenses totaled $31.4 million and $64.4 million, respectively, for the same periods.

Investment and Other Income (Expense) totaled $242.9 million in 1998 and $24.8 million in 1997.

Gain on Sale of Cellular Interests and Other Investments totaled $232.0 million in the first half of 1998 and $10.6 million in 1997, as the Company has sold or traded certain non-strategic minority cellular interests.

PCS Development Costs totaled $21.6 million in 1997 reflecting the costs prior to the launch of PCS service in Aerial's markets in the second quarter of 1997.

Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, decreased 39% ($14.0 million) in the first half of 1998 primarily due to the transfer of minority interests to

BellSouth in 1997 and the sale of minority interests to AirTouch Communications, Inc. ("AirTouch") in 1998. Cellular investment income is net of amortization of license costs relating to these minority interests.

Minority Share of Income includes the minority shareholders' share of U.S. Cellular's and Aerial's net income or loss, the minority partners' share of U.S. Cellular's operating markets and other minority shareholders' and partners' share of subsidiaries' net income or loss. The increase in U.S. Cellular's minority share of income in the first half of 1998 is primarily due to gains from the sale of cellular interests, which contributed $(22.0) million of the $(30.8) million of U.S. Cellular's minority shareholders' share of income.

                                      Six Months Ended June 30,
                                   --------------------------------
                                     1998        1997       Change
                                   --------    --------    --------
                                        (Dollars in thousands)
Minority Share of (Income) Loss
  United States Cellular
   Minority Shareholders' Share    $(30,753)   $ (9,563)   $(21,190)
   Minority Partners' Share          (2,695)     (7,248)      4,553
                                   --------    --------    --------
                                    (33,448)    (16,811)    (16,637)
Aerial Communications                31,014      13,488      17,526
Telephone Subsidiaries and Other     (2,535)       (869)     (1,666)
                                   --------    --------    --------
                                   $ (4,969)   $ (4,192)   $   (777)
                                   ========    ========    ========


Interest Expense increased $29.2 million to $62.9 million in the first half of 1998 primarily due to a reduced amount of capitalized interest ($10.6 million), the increase in short-term debt ($5.2 million), the increase in U.S. Cellular's long-term debt ($8.7 million) and the increase in Aerial's long-term debt ($4.4 million). The Company capitalized $132,000 of interest in the first half of 1998 and $10.7 million in 1997 related to qualifying license and construction costs.

Minority Interest in Income of Subsidiary Trust totaled $11.1 million in the first half of 1998. This preferred dividend requirement is the result of the issuance of Company-Obligated Mandatorily Redeemable Preferred Securities ("Trust Originated Preferred Securities") in November 1997 and February 1998.

Income Tax Expense increased $61.9 million in 1998 to $85.8 million primarily due to the significant gains on the sale of cellular interests and other investments.

Net Income Available to Common increased $44.1 million to $59.6 million in the first half of 1998 from $15.5 million in the first half of 1997. The gains from the sale of cellular interests and other investments totaled $117.6 million in 1998 and $4.0 million in 1997. Earnings Per Common Share - Diluted was $.97 in the first half of 1998 and $.25 in the first half of 1997. Gains from the sale of cellular interests and other investments contributed $1.92 per share in 1998 and $.07 per share in 1997.

Management believes operating expenses tend to be higher in the fourth quarter, particularly at U.S. Cellular, due to increased marketing activities and customer growth. This seasonality may cause operating income to be lower in the fourth quarter. PCS competitors have initiated service in certain of U.S. Cellular's markets over the past two years. U.S. Cellular expects PCS competitors to complete initial deployment of PCS in portions of all of its market clusters by the end of 1998. U.S. Cellular has increased its advertising to promote the United States Cellular brand and to distinguish its service from other wireless communications providers. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine what effects additional competition will have on U.S. Cellular's future strategies and results. TDS anticipates that Aerial will continue to incur operating losses and generate negative cash flow as it continues to build its customer base reducing TDS's cash flow, operating and net income during 1998.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Telephone and Data Systems, Inc. reported net income (loss) available to common of $(14.1) million, or $(.23) per diluted share, in the second quarter ended June 30, 1998, compared to $6.4 million, or $.11 per diluted share in 1997. Net income (loss) included significant gains from the sale of cellular interests and other investments totaling $5.1 million, or $.09 per share, in 1998, compared to $4.0 million, or $.07 per share, in 1997.

Net income from U.S. Cellular, excluding gains, decreased to $21.9 million, or $.36 per share, in 1998, from $23.3 million, or $.39 per share, in 1997. Net income from TDS Telecom, excluding gains, decreased to $6.1 million, or $.10 per share, in 1998 from $6.8 million, or $.11 per share, in 1997. Aerial's activities reduced net income by $73.7 million, or $1.21 per share, in 1998 compared to $45.8 million, or $.76 per share in 1997. Net income from Parent and Other increased to $26.5 million, or $.43 per share, in 1998 from $18.1 million, or $.30 per share, in 1997 due primarily to increase in the tax benefit associated with Aerial's losses.

The table below summarizes the results of operations of the business units and gains (along with the related impact of income taxes and minority interest) on net income available to common and earnings per share - diluted.

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        1998          1997
                                                        ----          ----
                              (Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common
   U.S. Cellular                                   $      21,871 $      23,294
   TDS Telecom                                             6,138         6,821
   Aerial                                                (73,701)      (45,837)
   Parent and Other                                       26,474        18,066
   Gains                                                   5,123         4,007
                                                   ------------- -------------
                                                   $     (14,095)$       6,351
                                                   ============= =============

Diluted Earnings Per Share
   U.S. Cellular                                   $         .36 $         .39
   TDS Telecom                                               .10           .11
   Aerial                                                  (1.21)         (.76)
   Parent and Other                                          .43           .30
   Gains                                                     .09           .07
                                                   ------------- -------------
                                                   $        (.23)$         .11
                                                   ============= =============

Operating Revenues increased 36% ($119.8 million) during the second quarter of 1998 for reasons generally the same as the first six months. U.S. Cellular revenues increased 33% ($72.5 million) in 1998. Local retail revenue increased 42% ($58.9 million) in the second quarter of 1998, while inbound roaming revenue decreased 1% ($600,000). Average monthly service revenue per customer was $50.16 in the second quarter of 1998 and $58.41 in 1997. TDS Telecom revenues increased 16% ($17.7 million) in the second quarter of 1998 due to the growth in telephone operations ($12.1 million) and growth in other operations ($6.1 million). Average monthly revenue per access line increased to $70.28 in the second quarter of 1998 from $67.34 in 1997. Aerial revenues totaled $36.7 million in the second quarter of 1998 consisting of service revenues of $28.9 million and revenue from units sold to customers of $7.8 million.

Operating Expenses rose 41% ($129.6 million) during the second quarter of 1998 for reasons generally the same as the first six months. U.S. Cellular expenses increased 37% ($64.5 million). System operations expense increased 38% ($14.3 million). Marketing and selling expenses, including cost of equipment sold, increased 22% ($12.8 million). Cost per gross customer addition decreased to $305 in the second quarter of 1998 from $327 in 1997. General and Administrative expense increased 39% ($18.4 million). Depreciation and amortization expense increased 60% ($19.0 million). TDS Telecom expenses increased 24% ($19.6 million) due to growth in telephone operations ($10.9 million) and in other operations ($9.2 million) for reasons generally the same as the first six months. Aerial's operating expenses totaled $104.2 million as the markets were in service for the full quarter.

Operating Income decreased 36% ($2.7 million) in the second quarter of 1998. Aerial's operating loss increased by $15.8 million as all of Aerial's markets were in operation for the full quarter in 1998 while the launch of service occurred in the markets between March and June of 1997. U.S. Cellular's operating income increased $8.0 million reflecting continued growth in customers and revenues. TDS Telecom's operating income decreased $2.0 million reflecting
the anticipated impact of new   business  ventures  and  cash  expenditures  to
improve the network and customer satisfaction, and avoid costs in the future. The results of American Paging were not included in operating income in the second quarter of 1998 reflecting the transfer to TSR Wireless Holdings, LLC at the end of the first quarter of 1998. TDS's investment in TSR Wireless Holdings, LLC is reported under the equity method as a component of Investment and Other Income (Expense).

                                      Three Months Ended June 30,
                                    -------------------------------
                                      1998       1997       Change
                                    -------    --------    --------
                                         (Dollars in thousands)
Operating Income (Loss) from Ongoing Operations
    U.S. Cellular                  $ 50,137    $ 42,154    $  7,983
    TDS Telecom                      21,998      23,962      (1,964)
    Aerial                          (67,462)    (51,633)    (15,829)
                                   --------    --------    --------
                                      4,673      14,483      (9,810)
American Paging Operating (Loss)         --      (7,129)      7,129
                                   --------    --------    --------
Operating Income (Loss)            $  4,673    $  7,354    $ (2,681)
                                   ========    ========    ========


Investment and Other Income totaled $19.0 million in 1998 and $29.4 million in 1997. Gain on Sale of Cellular Interests and Other Investments totaled $10.5 million in the second quarter of 1998 compared to $10.6 million in 1997 as the Company has sold or traded certain non- strategic cellular interests and sold other investments. Cellular Investment Income decreased 54% ($9.7 million) to $8.2 million, reflecting the transfer of minority interests to BellSouth in the fourth quarter of 1997 and the sale of minority interests to AirTouch in 1998.

Minority Share of Income decreased $8.0 million in the second quarter of 1998 due primarily to the increase in Aerial's net loss allocated to its minority shareholders.

                                      Three Months Ended June 30,
                                   --------------------------------
                                     1998        1997       Change
                                   --------    --------    --------
                                         (Dollars in thousands)
Minority Share of (Income) Loss
  United States Cellular
    Minority Shareholders' Share   $ (6,219)   $ (6,042)   $   (177)
    Minority Partners' Share         (1,513)     (4,383)      2,870
                                   --------    --------    --------
                                     (7,732)    (10,425)      2,693
Aerial                               15,773       9,639       6,134
Telephone Subsidiaries and Other     (1,457)       (647)       (810)
                                   --------    --------    --------
                                   $  6,584    $ (1,433)   $  8,017
                                   ========    ========    ========

Interest Expense increased $11.4 million to $31.3 million in the second quarter of 1998 for reasons generally the same as the first six months.

Minority Interest in Income of Subsidiary Trust totaled $6.2 million in the second quarter of 1998. This preferred dividend requirement is the result of the issuance of Trust Originated Preferred Securities in November 1997 and February 1998.

Income Tax Expense decreased $10.2 million to $(100,000) in the second quarter of 1998 compared with 1997 as pretax income decreased.

Net Income (Loss) Available to Common decreased $20.4 million to $(14.1) million in the second quarter of 1998 from $6.4 million in 1997. Earnings Per Common Share-Diluted was $(.23) in 1998 and $.11 in 1997.

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital-intensive businesses. Rapid growth has caused expenditures for construction, expansion and acquisition programs to exceed internally generated cash flow. Accordingly, TDS has obtained substantial funds from external sources to finance the build-out of PCS markets, to fund acquisitions and for general corporate purposes. Although increasing internal cash flow from U.S. Cellular and steady internal cash flow from TDS Telecom have reduced the need for external financing, Aerial's working capital, operating expenses and construction activities will require substantial additional funds from external sources.

Cash Flows From Operating Activities. Cash flows from operating activities totaled $105.9 million in the first half of 1998 compared to $106.7 million in 1997. U.S. Cellular and TDS Telecom generated substantial internal funds. The launch of Aerial's operations required substantial funds reducing cash flows from operating activities in 1998. U.S. Cellular's operating cash flow (operating income plus depreciation and amortization) totaled $179.0 million in the first half of 1998 (up 41%) while TDS Telecom's operating cash flow totaled $97.0 million (down 2%). Aerial's start-up activities resulted in an operating cash outflow of $95.8 million for the first half of 1998. Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $70.7 million in the first half of 1998 and $73.7 million in 1997.

                                  Six Months Ended June 30,
                             -----------------------------------
                               1998         1997         Change
                               ----         ----         ------
                                      (Dollars in thousands)
Operating cash flow
       U.S. Cellular         $ 179,001    $ 127,191    $  51,810
       TDS Telecom              96,957       99,334       (2,377)
       Aerial                  (95,835)     (45,750)     (50,085)
       American Paging          (3,511)        (395)      (3,116)
                             ---------    ---------    ---------
                               176,612      180,380       (3,768)
Other operating activities     (70,726)     (73,707)       2,981
                             ---------    ---------    ---------
                             $ 105,886    $ 106,673    $    (787)
                             =========    =========    =========

Cash Flows from Financing Activities. TDS has used short-term debt to finance its PCS operations, for acquisitions and for general corporate purposes. TDS has taken advantage of attractive opportunities from time-to-time to reduce short-term debt with proceeds from long-term debt and equity sales, and sales of non-strategic assets.

Cash flows from financing activities totaled $101.4 million in the first half of 1998 compared to $244.0 million in 1997. TDS received $144.9 million on the sale of 8.04% Trust Originated Preferred Securities providing most of the Company's external financing during the first half of 1998. The proceeds were used to reduce notes payable balances. Increases in short-term debt provided most of the Company's external financing requirements during the first half of 1997. The 1997 borrowings were used primarily to fund expenditures for PCS construction and development activities and for stock repurchases.

In the first half of 1998, TDS expended $9.1 million for the purchase of American Paging common shares pursuant to a tender offer. In the first half of 1997, TDS purchased 1,798,100 TDS Common Shares for $68.5 million and 350,000 U.S. Cellular Common Shares for $9.8 million.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $166.3 million in the first half of 1998 compared to $372.7 million in 1997. Capital expenditures required $250.5 million in 1998 and $393.2 million in 1997. Aerial's capital expenditures have decreased in 1998 because it has completed its initial build out program. Acquisitions, net of cash acquired, required $43.4 million in 1998 and $36.6 million in 1997. The sales of non-strategic cellular interests and other investments provided $96.8 million in 1998 and $21.4 million in 1997, reducing total cash flows required for investing activities.

The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Capital expenditures totaled $250.5 million in the first half of 1998 consisting primarily of $137.0 million for cellular plant and equipment, $62.4 million for telephone plant and equipment and $48.1 million for PCS property and equipment. Capital expenditures totaled $393.2 million in 1997 consisting primarily of $161.1 million for cellular plant and equipment, $54.8 million for telephone plant and equipment and $157.7 million for PCS property and equipment.

LIQUIDITY

TDS anticipates that the aggregate resources required for 1998 will include approximately $560 million for capital spending, consisting of $330 million for cellular capital additions, $140 million for telephone capital additions and $90 million for PCS capital additions. In addition, Aerial's working capital and operating expenses will require an estimated $255 million. The Company anticipates financing these expenditures with internally generated funds, short- and long-term financing, and an equity investment by a minority investor in Aerial.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash supplemented by short-term financing. U.S. Cellular's operating cash flow totaled $313.7 million for the twelve months ended June 30, 1998, up 37% ($83.9 million) from 1997. U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at June 30, 1998, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points.

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs and short-term financing. Operating cash flow totaled $194.3 million for the twelve months ended June 30, 1998, down 3% ($6.4 million) from 1997. At June 30, 1998, TDS Telecom telephone subsidiaries had $114.7 million in unadvanced loan funds from federal government programs to finance the telephone construction program.

Aerial plans to finance its construction expenditures and working capital requirements with short-term financing, vendor financing and an equity investment by a minority investor. In June, Aerial and Nokia Telecommunications, Inc. ("Nokia") entered into a new credit agreement in which Nokia will provide up to an aggregate $150 million in financing to Aerial for the purchase of network infrastructure equipment and services from Nokia. Aerial may borrow up to $75 million prior to June 30, 1999 and an additional $75 million between June 30, 1999 and June 30, 2000. Also in June, Sonera Corporation ("Sonera" formerly Telecom Finland) and Aerial announced an agreement for Sonera to make a $200 million investment in a wholly-owned subsidiary of Aerial, subject to regulatory approval.

TDS and its subsidiaries had cash and temporary investments totaling $106.2 million and longer-term cash investments totaling $16.5 million at June 30, 1998. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS had $650 million of bank lines of credit for general corporate purposes at June 30, 1998. Unused amounts of such lines totaled $138 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

Management believes that TDS's internal cash flows and funds available from cash and cash equivalents, lines of credit, and longer-term financing commitments provide sufficient financial flexibility. However, the timing and amounts of capital expenditures and acquisitions as well as working capital requirements and amounts needed for general corporate purposes may vary throughout the year. There can be no assurance that sufficient funds will be available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. TDS and its subsidiaries anticipate accessing public and private
capital  markets  to  issue   debt   and   equity   securities    when  capital
requirements, financial market conditions and other factors warrant.

In July 1998, TDS sold $200 million of 7.0% Notes due August 1, 2006. The net proceeds were used to reduce notes payable balances.

Tracking Stock Proposal

At a Special Meeting on April 27, 1998, Shareholders of the Company approved the "Tracking Stock Proposal" and two related proposals which would, among other things, change the state of incorporation of TDS from Iowa to Delaware and permit TDS to issue shares of tracking stock which are intended to reflect the performance of the Company's interest in its three principal business units: TDS Telecom, U.S. Cellular and Aerial. The reincorporation of TDS into Delaware occurred on May 22, 1998.

In connection with the Tracking Stock Proposal, TDS had made offers to each of U.S. Cellular and Aerial to acquire the common stock of such corporations which TDS does not own, in exchange for tracking stock of TDS which would be intended to reflect the separate performance of U.S. Cellular and Aerial, respectively. U.S. Cellular's special committee has held meetings with the representatives of TDS relating to the TDS offer. Aerial's special committee has recommended the Aerial Board of Directors reject the TDS offer. TDS is attempting to seek to negotiate agreements with the special committees of U.S. Cellular and Aerial to acquire the U.S. Cellular and Aerial Common Shares that it does not own on mutually acceptable terms.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of PCS operations; and unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in our markets. Readers should evaluate any statements in light of these important factors.

                                 TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                     Unaudited

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                  June 30,
                                                  ----------------------    ----------------------
                                                    1998         1997         1998         1997
                                                  ---------    ---------    ---------    ---------
                                                    (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    U.S. Cellular                                 $ 290,108    $ 217,579    $ 535,265    $ 402,163
    TDS Telecom                                     125,054      107,374      241,269      212,945
    Aerial                                           36,688        7,143       67,434        7,143
                                                  ---------    ---------    ---------    ---------
                                                    451,850      332,096      843,968      622,251
                                                  ---------    ---------    ---------    ---------
OPERATING EXPENSES
    U.S. Cellular                                   239,971      175,425      451,973      336,564
    TDS Telecom                                     103,056       83,412      198,956      162,076
    Aerial                                          104,150       58,776      204,209       58,776
                                                  ---------    ---------    ---------    ---------
                                                    447,177      317,613      855,138      557,416
                                                  ---------    ---------    ---------    ---------


Operating Income (Loss) from Ongoing Operations       4,673       14,483      (11,170)      64,835
American Paging Operating (Loss)                         --       (7,129)     (11,406)     (15,540)
                                                  ---------    ---------    ---------    ---------
OPERATING INCOME                                      4,673        7,354      (22,576)      49,295
                                                  ---------    ---------    ---------    ---------
INVESTMENT AND OTHER INCOME
    Interest and dividend income                      3,025        3,478        6,462        6,896
    Cellular investment income, net of
        license cost amortization                     8,241       17,920       21,846       35,840
    Gain on sale of cellular interests
        and other investments                        10,516       10,598      231,958       10,598
    PCS development costs                                --           --           --      (21,614)
    Other (expense), net                             (9,354)      (1,129)     (12,403)      (2,766)
    Minority share of income                          6,584       (1,433)      (4,969)      (4,192)
                                                  ---------    ---------    ---------    ---------
                                                     19,012       29,434      242,894       24,762
                                                  ---------    ---------    ---------    ---------
INCOME BEFORE INTEREST AND INCOME TAXES              23,685       36,788      220,318       74,057
Interest expense                                     31,272       19,880       62,885       33,694
Minority interest in income of subsidiary trust       6,203           --       11,099           --
                                                  ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                          (13,790)      16,908      146,334       40,363
Income tax expense                                     (113)      10,087       85,841       23,925
                                                  ---------    ---------    ---------    ---------
NET INCOME                                          (13,677)       6,821       60,493       16,438
Preferred Dividend Requirement                         (418)        (470)        (858)        (951)
                                                  ---------    ---------    ---------    ---------
NET INCOME AVAILABLE TO
    COMMON                                        $ (14,095)   $   6,351    $  59,635    $  15,487
                                                  =========    =========    =========    =========
WEIGHTED AVERAGE COMMON
    SHARES (000s)                                    60,984       60,051       60,867       60,617

EARNINGS PER COMMON SHARE-Basic                   $    (.23)   $     .11    $     .98    $     .26
                                                  =========    =========    =========    =========
EARNINGS PER COMMON SHARE-Diluted                 $    (.23)   $     .11    $     .97    $     .25
                                                  =========    =========    =========    =========
DIVIDENDS PER COMMON AND
    SERIES A COMMON SHARE                         $     .11    $    .105    $     .22    $     .21
                                                  =========    =========    =========    =========


                      The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                                          Six Months Ended
                                                                               June 30,
                                                                          ----------------
                                                                          1998        1997
                                                                          ----        ----
                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $  60,493    $  16,438
    Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation and amortization                                199,188      131,806
           Deferred taxes                                                80,362        5,483
           Investment income                                            (21,704)     (37,993)
           Minority share of income                                       4,969        4,192
           Gain on sale of cellular interests and other investments    (231,958)     (10,598)
           Noncash interest expense                                      17,541       11,712
           Other noncash expense                                          8,831       11,475
           Change in accounts receivable                                (25,211)     (26,795)
           Change in materials and supplies                              15,553       (7,581)
           Change in accounts payable                                   (13,569)         553
           Change in accrued taxes                                       10,857       11,904
           Change in other assets and liabilities                           534       (3,923)
                                                                     ----------    ---------
                                                                        105,886      106,673
                                                                     ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                                               955        7,935
    Repayments of long-term debt                                         (8,833)     (20,435)
    Change in notes payable                                             (15,321)     346,604
    Trust preferred securities                                          144,893           --
    Dividends paid                                                      (14,043)     (13,652)
    Repurchase of Common Shares                                              --      (68,523)
    Purchase of subsidiary common stock                                  (9,103)      (9,801)
    Other financing activities                                            2,830        1,879
                                                                     ----------    ---------
                                                                        101,378      244,007
                                                                     ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                               (250,501)    (393,232)
    Investments in and advances to cellular
        minority partnerships                                            (3,561)      (6,167)
    Distributions from partnerships                                      12,464       24,028
    Investments in PCS licenses                                              --       (5,073)
    Proceeds from investment sales                                       96,793       21,384
    Other investing activities                                           (3,201)       3,291
    Acquisitions, net of cash acquired                                  (43,394)     (36,606)
    Change in temporary investments and marketable securities            25,116       19,628
                                                                     ----------    ---------
                                                                       (166,284)    (372,747)
                                                                     ----------    ---------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                       40,980      (22,067)
CASH AND CASH EQUIVALENTS -
    Beginning of period                                                  51,008       57,633
                                                                     ----------    ---------
    End of period                                                    $   91,988    $  35,566
                                                                     ==========    =========

                  The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                       (Unaudited)
                                                      June 30, 1998         December 31, 1997
                                                      -------------         -----------------
                                                               (Dollars in thousands)

CURRENT ASSETS
    Cash and cash equivalents                            $   91,988          $   51,008
    Temporary investments                                    14,243              24,559
    Accounts receivable from customers and others           264,528             247,298
    Materials and supplies, at average cost,
        and other current assets                             61,306              85,419
                                                         ----------          ----------
                                                            432,065             408,284
                                                         ----------          ----------
INVESTMENTS
    Cellular license acquisition costs, net               1,224,441           1,190,917
    Cellular minority interests                              94,377             138,367
    PCS license acquisition costs, net                      315,917             319,918
    Franchise costs and other costs in excess of
        the underlying book value of subsidiaries, net      183,972             180,669
    Marketable equity securities                            308,395               1,621
    Other investments                                       183,729             141,092
                                                         ----------          ----------
                                                          2,310,831           1,972,584
                                                         ----------          ----------
PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone, net                                 940,236             940,253
    Telephone, net                                          846,383             830,767
    PCS, net                                                615,445             604,104
    Radio paging, net                                            --              43,230
    Other, net                                               40,186              47,299
                                                         ----------          ----------
                                                          2,442,250           2,465,653
                                                         ----------          ----------
OTHER ASSETS AND DEFERRED CHARGES                           147,763             125,080
                                                         ----------          ----------
    TOTAL ASSETS                                         $5,332,909          $4,971,601
                                                         ==========          ==========



         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         (Unaudited)
                                                        June 30, 1998       December 31, 1997
                                                        -------------       -----------------
                                                                 (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                            $    15,896         $    16,115
    Notes payable                                           512,266             527,587
    Accounts payable                                        212,387             239,783
    Advance billings and customer deposits                   31,364              33,640
    Accrued interest                                         18,735              18,284
    Accrued taxes                                            18,908               6,961
    Accrued compensation                                     24,501              23,386
    Other current liabilities                                36,217              40,129
                                                        -----------         -----------
                                                            870,274             905,885
                                                        -----------         -----------

DEFERRED LIABILITIES AND CREDITS                            343,429             235,646
                                                        -----------         -----------

LONG-TERM DEBT, excluding current portion                 1,313,596           1,264,218
                                                        -----------         -----------

REDEEMABLE PREFERRED SHARES, excluding
    current portion                                             175                 180
                                                        -----------         -----------

MINORITY INTEREST in subsidiaries                           407,892             416,566
                                                        -----------         -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES of Subsidiary Trust
    Holding Solely Company Subordinated Debentures (a)      300,000             150,000
                                                        -----------         -----------

NONREDEEMABLE PREFERRED SHARES                               26,246              30,987
                                                        -----------         -----------
COMMON STOCKHOLDERS' EQUITY (Note 3)
    Common Shares - par value $.01 and $1.00, respectively      549              54,443
    Series A Common Shares - par value $.01 and
      $1.00, respectively                                        69               6,936
    Common Shares issuable (12,584 and 10,480
      shares, respectively)                                     549                 499
    Capital in excess of par value                        1,731,461           1,663,749
    Unrealized gains on securities                           49,428                 683
    Treasury Shares, at cost (768,317 and 794,576
      shares, respectively)                                 (29,700)            (30,682)
    Retained earnings                                       318,941             272,491
                                                        -----------         -----------
                                                          2,071,297           1,968,119
                                                        -----------         -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,332,909         $ 4,971,601
                                                        ===========         ===========


(a) As described in Note 5, the sole asset of TDS Capital I is $154.6 million principal amount of 8.5% subordinated debentures due 2037 from TDS. The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% subordinated debentures due 2038 from TDS.

                  The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated
      financial   statements  be  read  in  conjunction  with  the  consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.    Tracking Stock Proposal

      At a Special Meeting on April 27, 1998, Shareholders of the Company approved the "Tracking Stock Proposal" and two related proposals which would, among other things, change the state of incorporation of TDS from Iowa to Delaware and permit TDS to issue shares of tracking stock which are intended to reflect the performance of the Company's interest in its three principal business units: TDS Telecom, U.S. Cellular and Aerial. The reincorporation of TDS into Delaware occurred on May 22, 1998.

      In connection with the Tracking Stock Proposal, TDS had made offers to each of U.S. Cellular and Aerial to acquire the common stock of such corporations which TDS does not own, in exchange for tracking stock of TDS which would be intended to reflect the separate performance of U.S. Cellular and Aerial, respectively. U.S. Cellular's special committee has held meetings with the representatives of TDS relating to the TDS offer. Aerial's special committee has recommended the Aerial Board of Directors reject the TDS offer. TDS is attempting to seek to negotiate agreements with the special committees of U.S. Cellular and Aerial to acquire the U.S. Cellular and Aerial Common Shares that it does not own on mutually acceptable terms.

3.    Common Stockholder's Equity

      In connection with the reincorporation of TDS into Delaware, each issued, Iowa Preferred Share no par value and each issued Iowa Common Share and Series A Common Share, $1 par value was converted into a Delaware
      Preferred Share, $.01 par value and Delaware Common Share and Series A Common Share, $.01 par value. The June 30, 1998 amounts for Common Shares, Series A Common Shares, and Capital in excess of par value have been adjusted to reflect the change in par value.

4.    American Paging Merger

      TDS completed the transfer of substantially all of the assets and certain, limited liabilities of American Paging, Inc. to TSR Wireless Holdings, LLC pursuant to a previously announced asset contribution agreement on April 7, 1998. American Paging's revenues totaled $17.8 million and expenses totaled $29.2 million for the three month period ended March 31, 1998. Effective in the second quarter of 1998, TDS applied the equity method of accounting for its interest in TSR Wireless Holdings, LLC and reported these results as a component of Investment and Other Income (Expense). American Paging's revenues totaled $24.2 million and $48.8 million for the three and six month periods ended June 30, 1997, respectively, and expenses totaled $31.4 million and $64.4 million, respectively, for the same periods of 1997.

5.    Marketable Equity Securities

      The following table lists the Company's marketable equity securities at June 30, 1998.

                                               Cumulative                 Net
                        Fair Market  Original  Unrealized     Tax     Unrealized
                           Value       Cost       Gain       Effect      Gain
                        -----------  --------  ----------   -------   ----------
                                          (Dollars in thousands)
Investment in Air Touch   $302,542   $229,562   $ 72,980   $ 26,428   $ 46,552
Other                        5,853        979      4,874      1,998      2,876
                          --------   --------   --------   --------   --------
                          $308,395   $230,541   $ 77,854   $ 28,426   $ 49,428
                          ========   ========   ========   ========   ========


      The cumulative unrealized gain, net of taxes, is included in Common Shareholders' Equity.

6.    Company-Obligated   Mandatorily   Redeemable   Preferred   Securities   of
      Subsidiary Trust Holding Solely Company Subordinated Debentures

      In February 1998, TDS Capital II, a subsidiary trust (the "Trust") of TDS, issued 6,000,000 of its 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities (the "Preferred Securities") at $25 per Preferred Security. Net proceeds from the issuance totaled $144.9 million and were used to retire short-term debt.

      The sole asset of TDS Capital II is $154.6 million principal amount of TDS's 8.04% Subordinated Debentures due March 31, 2038 or such date to which the maturity is extended by TDS, but in no event later than March 31, 2047. There is a full and unconditional guarantee by TDS of the Trust's obligations under the Preferred Securities issued by the Trust. However, TDS's obligations are subordinate and junior in right of payment to certain other indebtedness of TDS. TDS has the right to defer payment of interest on the Subordinated Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payment on the Subordinated Debentures are so deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, TDS may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its common stock.

      The Subordinated Debentures are redeemable by TDS, in whole or in part, from time to time, on or after March 31, 2003, or, in whole but not in part, at any time in the event of certain income tax circumstances. If the Subordinated Debentures are redeemed, the Trust must redeem Preferred Securities on a pro rata basis having an aggregate liquidation amount equal to the aggregate principal amount of the Subordinated Debentures so redeemed. In the event of the dissolution, winding up or termination of the Trust the holders of Preferred Securities will be entitled to receive, for each Preferred Security, a liquidation amount of $25 plus accrued and unpaid distributions thereon to the date of payment, unless, in connection with the dissolution, winding up or termination, Subordinated Debentures are distributed to the holders of the Preferred Securities.

      The Preferred Securities are accounted for and reported in the Company's financial statements in the same manner as the 8.5% Trust Originated Preferred Securities issued by TDS Capital I in 1997.

7.    Long-term Debt

      Aerial sold $220 million principal amount at maturity of 10-year zero coupon 8.05% yield to maturity debt in February 1998 at an issue price of $100 million. The unsecured notes are due in 2008 and there is no periodic payment of interest. The proceeds were paid to Aerial's equipment vendor in satisfaction of all then outstanding obligations and future obligations up to $100 million. The notes are fully and unconditionally guaranteed by TDS. The notes are subject to optional redemption beginning in 2003 at redemption prices which reflect original issue discount accrued since issuance.

      On June 30, 1998, Aerial and Nokia Telecommunications Inc. ("Nokia") entered into an agreement (the "1998 Credit Agreement") in which Nokia will provide up to an aggregate $150 million in financing to Aerial for the purchase of network infrastructure equipment and services from Nokia. Loans under the 1998 Credit Agreement are to be made available in two $75 million tranches. With respect to Tranche A, Aerial may borrow up to $75 million until June 30, 1999. Tranche A loans mature on June 30, 1999, however, the maturity date of Tranche A loans may be extended to June 30, 2000, upon written notice and payment of an extension fee by Aerial to Nokia. A second $75 million ("Tranche B") becomes available commencing on June 30, 1999, and ending on June 30, 2000, the maturity date of Tranche B loans. Interest under the 1998 Credit Agreement is payable monthly at a per annum rate equal to the 30 day London Interbank Offered Rate ("LIBOR") plus 0.25% (the "Eurodollar margin"). The Eurodollar margin on any Tranche A loans with an extended maturity date is subject to adjustment based on ratings for TDS long-term senior unsecured debt. The obligations of Aerial under the 1998 Credit Agreement are fully and unconditionally guaranteed by TDS.

8.    Minority Investor

      On June 1, 1998, the Company, Aerial and Sonera Corporation ("Sonera"), formerly Telecom Finland Ltd., signed a definitive purchase agreement under which Sonera will make a $200 million investment in Aerial Operating Co., Inc. ("AOC"), a wholly-owned subsidiary of the Aerial. Upon closing, Sonera will purchase approximately 2.4 million shares of common stock of AOC at a purchase price of approximately $83 per share representing a 19.423% equity interest in AOC. The Aerial equivalent price per share and Aerial equivalent equity ownership percentage for Sonera are subject to adjustment based on Aerial's 20-day average stock price during the three years commencing the day of closing. Depending on the stock price, Sonera's equivalent equity ownership amount in Aerial could range from 18.452% based on a low price of $12.33 per equivalent Aerial share to 14.329% based on a high price of $16.68 per equivalent Aerial share. In addition, after five years Sonera's equity in Aerial Operating Company becomes incrementally exchangeable for equity in Aerial Communications, Inc. or, in certain circumstances, incrementally exchangeable for equity in Telephone and Data Systems, Inc. or cash. The purchase agreement is subject to regulatory approval.

9.    Gains from Sale of Cellular Interests and Other Investments

      Gains from the sale of cellular interest and other investments in 1998 primarily reflects gains recorded on the sale of the Company's minority interests in certain non-strategic markets to AirTouch Communications Inc. ("AirTouch") for AirTouch common shares and cash.

10.   Other Comprehensive Income

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all of the changes in shareholder's equity, except those resulting from investment by owners or distribution to owners ("Comprehensive Income").

      The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                           Six Months Ended
                                                                June 30,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------
                                                       (Dollars in thousands)

      Net Income                                         $ 60,493   $ 16,438
      Other Comprehensive Income -
        Unrealized gains on securities,
        net of tax of $27,960                              48,745         --
                                                         --------   --------
                                                         $109,238   $ 16,438
                                                         ========   ========


11.   Earnings Per Share

      The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. Earnings per Common Share for June 30, 1997 has been restated to conform to current period presentation.

      The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                 June 30, 1998    June 30, 1997
                                               ---------------------------------
                                               (Dollars and shares in thousands)

Net Income                                             $ 60,493    $ 16,438
Less: Preferred Dividends                                  (858)       (952)
                                                       --------    --------
Net Income Available to Common used in Earnings
    per Share-Basic                                      59,635      15,486
Reduction in preferred dividends if Preferred Shares
    converted into Common Shares                            292          --
Minority income adjustment                                  (78)        (55)
                                                       --------    --------
Net Income Available to Common used in Earnings
    per Share-Diluted                                  $ 59,849    $ 15,431
                                                       ========    ========
Weighted Average Number of Common Shares
    used in Earnings per Share-Basic                     60,867      60,617
Effect of Dilutive Securities:
    Common Shares outstanding if Preferred
       Shares converted                                     483          --
    Stock options and stock appreciation rights             134         134
    Common Shares issuable                                   13          19
                                                       --------    --------
Weighted Average Number of Common Shares
    used in Earnings per Share-Diluted                   61,497      60,770
                                                       ========    ========


      For 1998 and 1997, respectively, Preferred Shares convertible into 419,000 and 946,000 Common Shares were not included in computed diluted Earnings per Common Share because their effects were antidilutive.

      The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

12.   Acquisition Effects

      Assuming that acquisitions accounted for as purchases during the period January 1, 1997, to June 30, 1998, had taken place on January 1, 1997, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                       Six Months Ended
                                                           June 30,
                                               -----------------------------
                                                   1998            1997
                                               --------------  -------------
                                              (Dollars in thousands, except
                                                    per share amounts)

     Operating revenues                        $      844,926  $    664,142
     Net income                                        60,586        23,555
     Earnings per share - Basic                           .98           .37
     Earnings per share - Diluted              $          .97  $        .36

13.   Supplemental Cash Flow Information

      Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. Those investments with original maturities of more than three months to twelve months are classified as temporary investments. Temporary investments are stated at cost, which approximates market. Those investments with original maturities of more than 12 months are classified as marketable securities and are stated at amortized cost.

      TDS acquired certain cellular licenses, operating companies and telephone companies in 1998. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.

                                                    Six Months Ended
                                                         June 30,
                                                  -------------------
                                                    1998         1997
                                                    ----         ----
                                               (Dollars in thousands, except
                                                    per share amounts)
Property, plant and equipment                    $ 13,271    $     --
Cellular licenses                                  27,563      36,719
Equity method investment in cellular interests     (4,222)         --
Franchise costs                                     5,477          --
Long-term debt                                     (4,634)         --
Deferred credits                                     (991)         --
Other assets and liabilities,
   excluding cash and cash equivalents              3,790          --
Decrease in Minority interest                      13,168        (113)
Common Shares issued                              (10,028)         --
                                                 --------    --------
Decrease in cash due to acquisitions             $ 43,394    $ 36,606
                                                 ========    ========


The following table summarizes interest and income taxes paid, and other noncash transactions.

                                              Six Months Ended
                                                  June 30,
                                             ------------------
                                                1998      1997
                                                ----      ----
                                            (Dollar in thousands)

Interest Paid                                 $43,088   $32,102
Income Taxes Paid (net of income tax refund
   received of $10,000 in 1998)                 1,697     6,818
Common Shares issued by TDS for
   conversion of TDS Preferred Stock          $ 4,741   $   338

14.   Subsequent Event

      In July 1998, TDS sold $200 million of 7.0% Notes due August 1, 2006. The net proceeds were used to reduce notes payable balances.

15.   Business Segment Information

      The following tables summarize business segment information for the three and six months ended or at June 30, 1998, and 1997.

CELLULAR OPERATIONS

                                            Three Months Ended or at                Six Months Ended or at
                                                   June 30,                                June 30,
                                            ------------------------                ----------------------
                                              1998          1997                     1998            1997
                                              ----          ----                     ----            ----

                                                          (Dollars in thousands, except per share amounts)

Operating Revenues
   Local service                         $   198,222   $   139,285               $   368,307       $   260,312
   Inbound roaming                            56,675        57,244                   102,881           102,584
   Long-distance and other                    35,211        21,050                    64,077            39,267
                                         -----------   -----------               -----------       -----------
                                             290,108       217,579                   535,265           402,163
                                         -----------   -----------               -----------       -----------
Operating Expenses
   System operations                          52,367        38,048                    89,310            69,277
   Marketing and selling                      51,328        41,088                   101,329            78,890
   Cost of equipment sold                     20,357        17,763                    41,105            35,757
   General and administrative                 65,477        47,095                   124,520            91,048
   Depreciation                               40,878        22,722                    76,798            44,231
   Amortization                                9,564         8,709                    18,911            17,361
                                         -----------   -----------               -----------       -----------
                                             239,971       175,425                   451,973           336,564
                                         -----------   -----------               -----------       -----------
Operating Income                         $    50,137   $    42,154               $    83,292       $    65,599
                                         ===========   ===========               ===========       ===========
Additions to property, plant
   and equipment                         $    67,899   $   107,996               $   136,992       $   161,058
Identifiable assets                      $ 2,828,377   $ 2,279,433               $ 2,828,377       $ 2,279,433

AERIAL OPERATIONS

                                            Three Months Ended or at                  Six Months Ended or at
                                                      June 30,                               June 30,
                                            ------------------------                  ----------------------
                                               1998           1997                    1998             1997
                                               ----           ----                    ----             ----

                                                          (Dollars in thousands, except per share amounts)

Operating Revenues                       $    36,688   $     7,143               $    67,434       $     7,143
                                         -----------   -----------               -----------       -----------
Operating Expenses
   Systems operations                         17,593         4,876                    32,609             4,876
   Marketing and selling                      17,974        15,958                    35,406            15,958
   Cost of equipment sold                     20,573        14,972                    43,393            14,972
   General and administrative                 14,014        14,723                    28,210            14,723
   Customer service                           12,752         2,364                    23,651             2,364
   Depreciation                               19,356         5,161                    37,163             5,161
   Amortization                                1,888           722                     3,777               722
                                         -----------   -----------               -----------       -----------
                                             104,150        58,776                   204,209            58,776
                                         -----------   -----------               -----------       -----------
Operating (Loss)                         $   (67,462)  $   (51,633)              $  (136,775)      $   (51,633)
                                         ===========   ===========               ===========       ===========

Additions to property, plant
   and equipment                         $    18,376   $    73,094               $    48,061       $   157,702
Identifiable assets                      $   957,398   $   814,823               $   957,398       $   814,823

TDS TELECOM OPERATIONS

                                            Three Months Ended or at                    Six Months Ended or at
                                                   June 30,                                    June 30,
                                            ------------------------                    ----------------------
                                               1998           1997                     1998             1997
                                               ----           ----                     ----             ----

                                                          (Dollars in thousands, except per share amounts)
Telephone Operations
    Operating Revenues
       Local Service                     $    33,570   $    30,491               $    66,121       $    60,352
       Network access and long distance       64,171        56,717                   125,017           113,309
       Miscellaneous                          14,645        13,104                    28,542            25,283
                                         -----------   -----------               -----------       -----------
                                             112,386       100,312                   219,680           198,944
                                         -----------   -----------               -----------       -----------
   Operating Expenses
       Network operations                     22,455        17,770                    43,133            35,800
       Depreciation and amortization          26,606        23,811                    52,613            47,104
       Customer operations                    17,359        16,290                    34,868            31,187
       Corporate and other                    19,944        17,607                    38,892            33,063
                                         -----------   -----------               -----------       -----------
                                              86,364        75,478                   169,506           147,154
                                         -----------   -----------               -----------       -----------
   Telephone Operating Income                 26,022        24,834                    50,174            51,790
                                         -----------   -----------               -----------       -----------

Other Operations
   Revenues                                   13,389         7,290                    22,789            14,461
   Expenses                                   17,413         8,162                    30,650            15,382
                                         -----------   -----------               -----------       -----------
   Other Operating Income                     (4,024)         (872)                   (7,861)             (921)
                                         -----------   -----------               -----------       -----------
Intercompany Eliminations
   Revenues                                     (721)         (228)                   (1,200)             (460)
   Expenses                                     (721)         (228)                   (1,200)             (460)
                                         -----------   -----------               -----------       -----------
Operating Income                         $    21,998   $    23,962               $    42,313       $    50,869
                                         ===========   ===========               ===========       ===========
Additions to property, plant
   and equipment                         $    31,693   $    30,934               $    62,432       $    54,838
Identifiable assets                      $ 1,324,580   $ 1,174,508               $ 1,324,580       $ 1,174,508



OTHER OPERATIONS

                                            Three Months Ended or at                 Six Months Ended or at
                                                      June 30,                             June 30,
                                            ------------------------                 ----------------------
                                               1998        1997                     1998             1997
                                               ----        ----                     ----             ----

                                                          (Dollars in thousands, except per share amounts)
Additions to property, plant
   and equipment                         $     7,219   $    12,184               $     3,016       $    19,634
Identifiable Assets                      $   222,554   $   237,364               $   222,554       $   237,364

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At a Special Meeting of Shareholders of TDS held on April 27, 1998, the following numbers of votes were cast for the matters indicated:

1. Approval of a proposal to authorize three tracking stocks for the Company's principal business units and to reincorporate the Company from Iowa to Delaware (the "Tracking Stock Proposal"):

                                                                      Broker
                              For         Against      Abstain       Non-vote
                           ----------   ----------    ---------      --------
Common Shares              31,875,787    7,168,674    2,443,881          175

Series A
    Common Shares          65,472,510            0            0            0

Preferred Shares, issued
before 10/31/98                 6,464           16            0            0

Preferred Shares, issued
after 10/31/98                172,918           12            6            0
                           ----------   ----------   ----------   ----------
    Total                  97,527,679    7,168,702    2,443,887          175
                           ==========   ==========   ==========   ==========

2. Approval of Amendment and Adjustment of Existing Plans as a result of the Tracking Stock Proposal:

                                                                        Broker
                               For          Against       Abstain      Non-vote
                            ----------     ---------     ---------     --------
Common Shares               34,747,220     4,130,609     2,490,888       119,800

Series A
    Common Shares           65,472,510             0             0             0

Preferred Shares, issued
before 10/31/98                  6,464            16             0             0

Preferred Shares, issued
after 10/31/98                 172,851            12            73             0
                           -----------   -----------   -----------   -----------
    Total                  100,399,045     4,130,637     2,490,961       119,800
                           ===========   ===========   ===========   ===========

3. Approval of the Company's 1998 Long-Term Incentive Plan:

                                                                      Broker
                              For         Against      Abstain       Non-vote
                           ----------    ---------    ---------      --------
Common Shares              33,059,234    5,795,852    2,513,454      119,977

Series A
    Common Shares          65,472,300          210            0            0

Preferred Shares, issued
before 10/31/98                 6,464           16            0            0

Preferred Shares, issued
after 10/31/98                172,851           12           73            0
                           ----------   ----------   ----------   ----------
    Total                  98,710,849    5,796,090    2,513,527      119,977
                           ==========   ==========   ==========   ==========



Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 11 to the financial statements.

     (b)      Exhibit 12 - Statement regarding computation of ratios.

     (c)      Exhibit 27 - Financial Data Schedule

     (d)      Reports on Form 8-K filed during the quarter ended June 30, 1998:

     TDS filed a Current Report on Form 8-K on April 20, 1998 dated April 17, 1998, which included a news release that announced the Company intends to submit a proposal to shareholders at the TDS 1998 Annual Meeting to consider certain amendments to the proposed charter of the new TDS Delaware corporation, which the Board of Directors believes would improve the corporate governance provisions of the Tracking Stock Proposal.

     TDS filed a Current Report on Form 8-K on April 23, 1998, dated April 21, 1998, which included a news release that announced the Company's first quarter 1998 financial results.

     TDS filed a Current Report on Form 8-K on April 28, 1998, dated February 10, 1998, which included certain documents related to the sale of 6,000,000 8.04% Trust Originated Preferred Securities.

     TDS filed a Current Report on Form 8-K on April 28, 1998, dated April 27, 1998, which included a news release that announced that shareholders approved the Company's Tracking Stock Proposal as well as two other related proposals.

     TDS filed a Current Report on Form 8-K on May 22, 1998, dated May 22, 1998, which announced the merger and reincorporation of TDS from Iowa to Delaware and included the Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware and the Restated Bylaws of the Company.

     TDS filed a Current Report on Form 8-K on June 5, 1998, dated May 22, 1998, which included the opinion letters of Credit Suisse First Boston and Salomon Smith Barney with respect to the proposal by TDS set forth in the Proxy Statement / Prospectus dated March 24, 1998, as amended on April 20, 1998. The Current Report also included an amendment to the Voting Trust Agreement to be governed by the laws of the state of Delaware.

     TDS filed a Current Report on Form 8-K on June 15, 1998, dated June 12, 1998, which included a news release that announced that the Company has withdrawn its planned offering of 13,500,000 shares of TDS Telecommunications Group Common Shares, a class of common stock of TDS which would track the performance of the TDS Telecom Group.

     TDS filed a Current Report on Form 8-K on June 16, 1998, dated June 1, 1998, which included a news release of Aerial Communications, Inc., an 83% owned subsidiary of TDS, and the Purchase Agreement between TDS, Aerial, APT Operating Co., Inc. and Sonera Corporation related to Sonera's $200 million investment in APT Operating Co., Inc., a wholly owned subsidiary of Aerial.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                 (Registrant)





Date      August 10, 1998                          MURRAY L. SWANSON
     -----------------------------             -------------------------
                                               Murray L. Swanson,
                                               Executive Vice President-Finance
                                               (Chief Financial Officer)



Date      August 10, 1998                         GREGORY J. WILKINSON
    ------------------------------             --------------------------
                                               Gregory J. Wilkinson,
                                               Vice President and Controller
                                               (Principal Accounting Officer)