Form 10-Q
period 1998-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 1998-11-13
CIK 1051512

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 30, 1998
                               ---------------------------------
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                              ------------------    ------------------------
                        Commission File Number 001-14157

-------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                    36-2669023
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois 60602
           ----------------------------------------------------------
           (Address of principal  executive  offices)    (Zip Code)
       Registrant's telephone number, including area code: (312) 630-1900

                                 Not Applicable
                     ---------------------------------------
           (Former address of principal executive offices) (Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X     No
                                         ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at October 30, 1998
---------------------------------            -----------------------------------
  Common Shares, $.01 par value                       54,214,899 Shares
Series A Common Shares, $.01 par value                 6,947,513 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition            2-16

                Consolidated Statements of Income -
                   Three Months and Nine Months Ended
                   September 30, 1998 and 1997                                17

                Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1998 and 1997              18

                Consolidated Balance Sheets -
                   September 30, 1998 and December 31, 1997                19-20

                Notes to Consolidated Financial Statements                 21-29


Part II.     Other Information                                             30-31


    Signatures                                                                32

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

Telephone  and Data  Systems,  Inc.  ("TDS" or the  "Company")  is a diversified telecommunications company which provides high-quality telecommunications services to approximately 2.8 million cellular telephone, local telephone and personal communications service ("PCS") customer units. TDS's long-term business development strategy is to expand its operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications.

TDS reported a 34% increase in revenues for the first nine months of 1998 on a 45% growth in customers since September 30, 1997. United States Cellular Corporation ("U.S. Cellular") revenues increased 34% primarily due to a 49% increase in customer units. TDS Telecommunications Corporation ("TDS Telecom") reported a 12% increase in revenues on a 7% increase in access lines and increased activity in its new business ventures. Aerial Communications, Inc. ("Aerial") reported revenues of $105.9 million in the first nine months of 1998 and 231,000 customer units at September 30, 1998. Aerial launched service in its markets between late March and late June of 1997.

Consolidated operating cash flow increased 17% reflecting strong increases at U.S. Cellular offset somewhat by increased operating expenses at Aerial as it continues to develop its markets and attract new customers. Operating income, however, decreased to $1.1 million reflecting an increase in depreciation expense from U.S. Cellular's change in useful lives and a full nine months of depreciation at Aerial, which offset the increase in operating cash flow. U.S. Cellular's cash flow and operating income increased 43% and 32%, respectively, reflecting the increase in customers. Aerial's cash outflow and operating loss increased 42% and 70%, respectively, as its markets were in operation for all nine months in 1998 compared to only the second and third quarters of 1997. TDS Telecom's cash flow and operating income declined by 1% and 15%, respectively, reflecting start-up costs in the new business ventures and increased operating expenses in the telephone operations.

Investment and other income totaled $254.6 million, consisting primarily of $235.4 million of gains from the sale of cellular interests and other investments recorded in the first nine months of 1998. Interest expense increased 58% as a result of the increase in short- and long-term debt balances primarily to finance Aerial's activities. Net income available to common increased $41.5 million over the first nine months of 1997 due primarily to significant gains recorded on the sale of cellular interests and other investments offset somewhat by the increased Aerial losses.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

TDS reported net income available to common of $65.5 million, or $1.07 per diluted share, in the first nine months of 1998, compared to $24.0 million, or $.40 per diluted share, in the first nine months of 1997. Net income included significant gains from the sale of cellular interests and other investments totaling $119.5 million, or $1.96 per share, in 1998, compared to $12.5 million, or $.21 per share, in 1997.

Net income from U.S. Cellular, excluding gains, increased to $66.4 million, or $1.09 per share, in 1998, from $64.1 million, or $1.06 per share, in 1997. Net income from TDS Telecom, excluding gains, decreased to $16.9 million, or $.28 per share, in 1998 from $23.1 million, or $.38 per share, in 1997, primarily due to an $11.7 million decrease in operating income. Aerial's activities reduced net income by $217.8 million, or $3.58 per share, in 1998 compared to $127.6 million, or $2.12 per share in 1997. Net income from Parent and Other increased to $80.5 million, or $1.32 per share, in 1998 from $51.9 million, or $.87 per share, in 1997 due primarily to the increase in the tax benefit associated with Aerial's losses. The business units compute their federal income taxes as if they filed a separate return. Any income tax benefits used on a consolidated basis not used by the business units are recorded by TDS, the parent company. TDS and the business units have tax allocation agreements and policies under which the business units are able to carry forward any losses and credits and use them to offset any future income tax liability to TDS.

The table below summarizes the results of operations of the business units and gains (along with the related impact of income taxes and minority interest) on net income available to common and diluted earnings per share.

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998             1997
                                                       ----             ----
                                (Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common
   U.S. Cellular                                $      66,417     $      64,145
   TDS Telecom                                         16,862            23,126
   Aerial                                            (217,752)         (127,573)
   Parent and Other                                    80,509            51,887
   Gains                                              119,509            12,450
                                                -------------     -------------

                                                $      65,545     $      24,035
                                                =============     =============

Diluted Earnings (Loss) Per Share
   U.S. Cellular                                $        1.09     $        1.06
   TDS Telecom                                            .28               .38
   Aerial                                               (3.58)            (2.12)
   Parent and Other                                      1.32               .87
   Gains                                                 1.96               .21
                                                -------------     -------------

                                                $        1.07     $         .40
                                                =============     =============

Operating Revenues increased 34% ($335.2 million) during the first nine months of 1998 primarily as a result of a 45% increase in customer units served from September 30, 1997. U.S. Cellular generated 64% ($215.1 million) of the increase in revenues as customer units increased by 661,000 units, or 49%, to 2,018,000 units. Aerial generated 24% ($80.1 million) of the increase as customer units increased 165,700 units to 231,000 units. TDS Telecom generated 12% ($40.1 million) of the increase in revenues. Access lines increased 7% to 543,200 access lines.

U.S. Cellular revenues increased 34% ($215.1 million) in 1998. Local retail revenue increased 40% ($161.6 million) in the first nine months of 1998 due primarily to the 49% customer growth. Average local minutes of use per retail customer decreased by 1% to 104 in 1998 from 105 in 1997, while average local retail revenue per minute totaled $.33 in 1998 compared to $.36 in 1997. U.S. Cellular's use of pricing and other incentive programs that encourage lower-priced weekend and off-peak usage, in order to stimulate overall usage, resulted in a lower average revenue per minute of use in 1998. Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 7% ($11.2 million) in the first nine months of 1998. The growth in inbound roaming revenue is affected by the exchange with BellSouth Corporation ("BellSouth"). Prior to the BellSouth exchange, revenue from BellSouth customers, who were in markets included in the exchange, traveling into the Company's service areas was recorded as inbound roaming revenue. For periods after the exchange, this revenue is recorded as outbound roaming revenue, which is reported as an offset to systems operations expense. In addition, increased roaming minutes used was offset by negotiated reductions in roaming rates. While minutes of use increased by 41%, average inbound roaming revenue per minute declined by 22% to $.67 in 1998 from $.86 in 1997.

Total average monthly service revenue per customer decreased 14% ($7.71) to $48.87 in the first nine months of 1998 from $56.58 in 1997. Average monthly local retail revenue per customer declined 9% ($3.43) to $33.87 in 1998 from $37.30 in 1997 due primarily to competitive pressures, incentive programs being offered, consumer market penetration and the effects of acquisitions. The recently acquired markets produced a lower amount of revenue per customer, thereby reducing the average retail revenue per customer. Average monthly inbound roaming revenue per customer declined 31% ($4.57) to $10.40 in 1998 compared to $14.97 in 1997. This decrease is related to the decrease in roaming revenue per minute, the faster growth of U.S. Cellular's customer base as compared to the growth of inbound roaming revenues and the elimination of certain inbound roaming revenues between U.S. Cellular's existing markets and the acquired markets.

TDS Telecom revenues increased 12% ($40.1 million) in 1998 due to growth in telephone operations ($27.2 million) and growth in other services ($13.7 million). Telephone operations revenues increased primarily as a result of the effects of acquisitions ($5.8 million), recovery of increased costs of providing long-distance services ($5.3 million), increased network usage ($4.1 million), increased sale of customer premise equipment ($4.0 million), internal access line growth of 5% since September 30, 1997 ($3.9 million) and increased sales of custom calling and advanced feature sales ($3.2 million). The number of telephone access lines increased by 7% (5% from internal growth and 2% from acquisitions) to 543,200 at September 30, 1998 from 506,600 at September 30, 1997. Average monthly revenue per access line increased to $69.46 for the first nine months of 1998 from $68.33 in 1997. The other services increase was primarily driven by increases in revenues in the LAN wiring business of $8.3 million and from the Internet access provider of $2.8 million. TDS Telecom's competitive local exchange carrier ("CLEC") began operations in 1998, generating revenues of $1.9 million.

Aerial revenues increased $80.1 million to $105.9 million in 1998, consisting of service revenue of $85.5 million and equipment sales revenues of $20.3 million. Average monthly service revenue per customer was $51.87 in the first nine months of 1998. Aerial added 165,700 customer units in the first nine months of 1998 and had 231,000 customers in service at September 30, 1998.

Operating Expenses rose 43% ($392.8 million) in the first nine months of 1998 due primarily to added expenses at Aerial for the development of its markets and added expenses to serve the growing customer base at U.S. Cellular and Aerial. U.S. Cellular generated 46% ($179.8 million) of the total increase in operating expenses, while Aerial generated 41% ($161.3 million) and TDS Telecom generated 13% ($51.8 million) of the total increase.

U.S. Cellular expenses increased 34% ($179.8 million) during 1998. System operations expenses increased 31% ($33.6 million) in 1998 as a result of increases in customer usage expenses and costs associated with the growing number of cell sites within U.S. Cellular's systems. Customer usage expenses grew 38% ($26.8 million) primarily due to the increase in net outbound roaming expense and the increase in minutes used on U.S. Cellular's systems. Net outbound roaming usage expense increased primarily as a result of U.S. Cellular offering its customers increasingly larger service footprints in which their calls are billed at local rates. In certain cases these service areas include other operators' service areas. U.S. Cellular pays roaming rates to the other carriers for calls U.S. Cellular's customers make in these areas, while charging those customers a local rate which is usually lower than the roaming rate. Maintenance, utility and cell site expenses increased 17% ($6.8 million) reflecting primarily the increase in the number of cell sites to 1,958 in 1998 from 1,556 in 1997.

Marketing and selling expenses increased 24% ($42.7 million), reflecting increased advertising and costs incurred to add new customers, including an $8.4 million increase in cost of equipment sold. Cost per gross customer addition declined to $314 in 1998 from $328 in 1997 while gross customer activations increased to 614,000 in 1998 from 494,000 in 1997. General and administrative expenses increased 36% ($50.4 million) due to the growing customer base and an expansion of local office and corporate staff necessitated by U.S. Cellular's growth. General and administrative expenses were 23% of revenues in 1998 compared to 22% in 1997. Depreciation and amortization increased 56% ($53.1 million) primarily due to the 34% increase in average fixed assets since September 30, 1997 as well as a reduction in useful lives of certain assets beginning in 1998 which increased depreciation expense by $13.6 million.

TDS Telecom expenses increased 21% ($51.8 million) during 1998 due to growth in telephone operations ($27.9 million) and in other services ($24.7 million). Telephone operations expenses increased primarily due to increased depreciation and amortization ($7.9 million), the effects of acquisitions ($4.9 million), increased costs to support and maintain information systems ($4.7 million), increased sales of customer premise equipment ($3.8 million) and increased costs of maintaining the centralized network management center and other network administration ($3.1 million). The remaining increase is primarily due to growth in internal operations, including wage and salary increases, staffing and inflation. Other services expenses increased primarily due to the growth in the LAN wiring business of $11.8 million, development activities at a start-up CLEC of $7.6 million and growth at the Internet access provider of $3.1 million.

Aerial's expenses increased $161.3 million to $303.3 million in 1998 reflecting a full nine months of operation in 1998 and the significant efforts to build its customer base. Expenses incurred in the first quarter of 1997 prior to the launch of service totaled $21.6 million and were reported as PCS Development Costs as part of Investment and Other Income (Expense). For the first nine months of 1998, system operations expenses increased $32.5 million to $48.1 million reflecting the costs of operating Aerial's network, primarily cell site expenses, landline interconnection charges and wages. The number of cell sites increased to 1,152 in 1998 from 850 in 1997.

Marketing and selling expenses incurred to add new customers increased $23.0 million to $52.0 million while cost of equipment sold increased $18.8 million to $59.6 million. General and administrative expenses increased $15.7 million to $43.9 million reflecting the expenses associated with the management and operating teams as well as overhead expenses. Customer service expenses increased $30.0 million to $38.5 million, primarily due to staffing to support the PCS markets, bad debt expenses and additional consulting and temporary services expenses directed at reducing customer churn and bad debts. Depreciation and amortization increased $41.2 million to $61.1 million.

Operating Income totaled $1.1 million in the first nine months of 1998 compared to $45.3 million in 1997 reflecting the increase in Aerial's losses as its markets were in operation nine months of 1998 compared to only the second and third quarters of 1997. Aerial incurred an operating loss of $197.4 million in the first nine months of 1998 compared to $116.2 million in 1997. U.S. Cellular's operating income increased 32% to $145.8 million in the first nine months of 1998; however, U.S. Cellular's operating income margin decreased to 17.2% in 1998 from 17.4% in 1997 due to increased depreciation expense in 1998. TDS Telecom's operating income declined $11.7 million to $64.1 million reflecting $11.0 million of additional operating losses from new business ventures as anticipated, primarily the CLEC business and the LAN wiring business, and a $700,000 decrease in telephone operating income. TDS Telecom's operating margin decreased to 17.4% in 1998 from 23.1% in 1997 due to the impact of new business ventures and higher operating costs, including depreciation on improvements to the telephone network and costs to develop programs which will improve customer satisfaction and provide long-term benefits in future cost avoidance.

                                               Nine Months Ended September 30,
                                              ----------------------------------
                                              1998         1997          Change
                                              ----         ----          ------
                                                  (Dollars in thousands)
Operating Income (Loss) from Ongoing Operations
    U.S. Cellular                         $ 145,807     $ 110,511     $  35,296
    TDS Telecom                              64,116        75,809       (11,693)
    Aerial                                 (197,382)     (116,170)      (81,212)
                                          ---------     ---------     ----------
                                             12,541        70,150       (57,609)
American Paging Operating (Loss)            (11,406)      (24,845)       13,439
                                          ---------     ---------     ---------
Operating Income                          $   1,135     $  45,305     $ (44,170)
                                          =========     =========     ==========

TDS completed the transfer of substantially all of the assets and certain, limited liabilities of American Paging, Inc. to TSR Wireless Holdings, LLC effective March 31, 1998. American Paging's revenues are netted against its expenses with the resulting operating loss reported as American Paging Operating
(Loss). American Paging's revenues totaled $17.8 million and expenses totaled $29.2 million for the three month period ended March 31, 1998. Effective in the second quarter of 1998, TDS followed the equity method of accounting for its 30% interest in TSR Wireless Holdings, LLC and reported these results as a component of Investment and Other Income (Expense). American Paging's revenues totaled $22.9 million and $71.8 million for the three and nine months ended September 30, 1997, respectively, and operating expenses totaled $32.2 million and $96.6 million, respectively, for the same periods.

Investment and Other Income (Expense) totaled $254.6 million in 1998 and $68.0 million in 1997

Gain on Sale of Cellular Interests and Other Investments totaled $235.4 million in the first nine months of 1998 and $24.4 million in 1997, as the Company has sold or traded certain non- strategic minority cellular interests.

Cellular Investment Income, the Company's share of income of cellular markets in which the Company has a minority interest and follows the equity method of accounting, decreased 43% ($25.8 million) in the first nine months of 1998 primarily due to the transfer of minority interests to BellSouth in 1997 and the sale of minority interests to AirTouch Communications, Inc. ("AirTouch") in 1998. Cellular investment income is net of amortization of license costs relating to these minority interests.

Minority Share of Income includes the minority shareholders' share of U.S. Cellular's and Aerial's net income or loss, the minority partners' share of U.S. Cellular's operating markets and other minority shareholders' and partners' share of subsidiaries' net income or loss. U.S. Cellular's minority share of income in the first nine months of 1998 reflects gains from the sale of cellular interests, which contributed $(22.0) million of the $(37.5) million of U.S. Cellular's minority shareholders' share of income.

                                              Nine Months Ended September 30,
                                            ------------------------------------
                                            1998           1997           Change
                                            ----           ----           ------
                                                  (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
   Minority Shareholders' Share            $(37,476)     $(16,478)     $(20,998)
   Minority Partners' Share                  (4,401)      (10,271)        5,870
                                           ---------     ---------     ---------
                                            (41,877)      (26,749)      (15,128)
Aerial Communications                        41,546        26,840        14,706
Telephone Subsidiaries and Other             (3,601)       (1,526)       (2,075)
                                           ---------     --------      --------
                                           $ (3,932)     $ (1,435)     $ (2,497)
                                           =========     =========     =========\

Other (expense), net increased $16.6 million to $19.0 million in 1998 due primarily to expenses incurred as a result of the merger of American Paging with TSR Wireless Holdings, LLC and the Tracking Stock Proposal.

PCS Development Costs totaled $21.6 million in 1997 reflecting the costs prior to the launch of PCS service in Aerial's markets in the second quarter of 1997.

Interest Expense increased 58% ($34.9 million) to $95.4 million in the first nine months of 1998 primarily due to a reduced amount of capitalized interest ($10.7 million), the increase in short-term debt ($5.4 million), the increase in U.S. Cellular's long-term debt ($11.1 million) and the increase in Aerial's long-term debt ($7.1 million). The Company capitalized $132,000 of interest in the first nine months of 1998 and $10.9 million in 1997 related to qualifying license and construction costs.

Minority Interest in Income of Subsidiary Trust totaled $17.3 million in the first nine months of 1998. This preferred dividend requirement is the result of the issuance of Company-

Obligated   Mandatorily   Redeemable  Preferred  Securities  ("Trust  Originated
Preferred Securities") in November 1997 and February 1998.

Income Tax Expense increased $48.9 million in 1998 to $76.2 million primarily due to the significant gains on the sale of cellular interests and other investments.

Net Income Available to Common increased $41.5 million to $65.5 million in the first nine months of 1998 from $24.0 million in 1997. The gains from the sale of cellular interests and other investments totaled $119.5 million in 1998 and $12.5 million in 1997. Earnings Per Common Share - Diluted was $1.07 in the first nine months of 1998 and $.40 in the first nine months of 1997. Gains from the sale of cellular interests and other investments contributed $1.96 per share in 1998 and $.21 per share in 1997.

Management believes operating expenses tend to be higher in the fourth quarter, particularly at U.S. Cellular, due to increased marketing activities and customer growth. This seasonality may cause operating income to be lower in the fourth quarter. PCS competitors have initiated service in many of U.S. Cellular's markets over the past two years. U.S. Cellular expects PCS competitors to complete initial deployment of PCS in portions of all of its market clusters by the end of 1998. U.S. Cellular has increased its advertising to promote the United States Cellular brand and to distinguish its service from other wireless communications providers. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine what effects additional competition will have on U.S. Cellular's future strategies and results. TDS anticipates that Aerial will continue to incur operating losses and generate negative cash flow as it continues to build its customer base reducing TDS's cash flow, operating and net income during the next few years.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

TDS reported net income available to common of $5.9 million, or $.10 per diluted share, in the third quarter ended September 30, 1998, compared to $8.5 million, or $.14 per diluted share in 1997. Net income included gains from the sale of cellular interests and other investments totaling $1.9 million, or $.03 per share, in 1998, compared to $8.4 million, or $.14 per share, in 1997.

Net income from U.S. Cellular, excluding gains, increased to $28.7 million, or $.47 per share, in 1998, from $25.9 million, or $.43 per share, in 1997. Net income from TDS Telecom, excluding gains, decreased to $5.5 million, or $.09 per share, in 1998 from $7.4 million, or $.12 per share, in 1997. Aerial's activities reduced net income by $72.4 million, or $1.19 per share, in 1998 compared to $63.2 million, or $1.07 per share in 1997. Net income from Parent and Other increased to $42.2 million, or $.70 per share, in 1998 from $30.1 million, or $.52 per share, in 1997 due primarily to increase in the tax benefit associated with Aerial's losses.

The table below summarizes the results of operations of the business units and gains (along with the related impact of income taxes and minority interest) on net income available to common and diluted earnings per share.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                        1998             1997
                                                        ----             ----
                                (Dollars in thousands, except per share amounts)

Net Income (Loss) Available to Common
   U.S. Cellular                                $      28,690     $      25,904
   TDS Telecom                                          5,521             7,384
   Aerial                                             (72,371)          (63,246)
   Parent and Other                                    42,168            30,064
   Gains                                                1,902             8,443
                                                -------------     -------------
                                                $       5,910     $       8,549
                                                =============     =============

Diluted Earnings (Loss) Per Share
   U.S. Cellular                                $         .47     $         .43
   TDS Telecom                                            .09               .12
   Aerial                                               (1.19)            (1.07)
   Parent and Other                                       .70               .52
   Gains                                                  .03               .14
                                                -------------     -------------
                                                $         .10     $         .14
                                                =============     =============


Operating Revenues increased 31% ($113.5 million) during the third quarter of 1998 for reasons generally the same as the first nine months. U.S. Cellular revenues increased 35% ($82.0 million) in 1998. Local retail revenue increased 36% ($53.6 million) in the third quarter of 1998, while inbound roaming revenue increased 18% ($10.9 million). Average monthly service revenue per customer was $51.40 in the third quarter of 1998 and $57.56 in 1997. TDS Telecom revenues increased 10% ($11.7 million) in the third quarter of 1998 due to the growth in telephone operations ($6.4 million) and growth in other services ($5.4 million). Average monthly revenue per access line decreased slightly to $69.48 in the third quarter of 1998 from $70.34 in 1997. Aerial revenues totaled $38.4 million in the third quarter of 1998 consisting of service revenues of $32.6 million and revenue from units sold to customers of $5.8 million. Average monthly service revenue per customer was $50.24 in the third quarter of 1998.

Operating Expenses rose 26% ($95.1 million) during the third quarter of 1998 for reasons generally the same as the first nine months. U.S. Cellular expenses increased 34% ($64.4 million) for reasons generally the same as the first nine months. Cost per gross customer addition decreased to $324 in the third quarter of 1998 from $334 in 1997. TDS Telecom expenses increased 17% ($14.9 million) due to growth in telephone operations ($5.5 million) and in other services ($9.4 million) for reasons generally the same as the first nine months. Aerial's operating expenses increased 19% ($15.9 million) due to growth in the customer base. Cost of equipment sold declined $9.6 million due primarily to handset price declines.

Operating Income increased $27.7 million to $23.7 million in the third quarter of 1998. U.S. Cellular's operating income increased $17.6 million reflecting continued growth in customers and revenues. TDS Telecom's operating income decreased $3.1 million reflecting the impact of new business ventures. Aerial's operating loss decreased by $3.9 million. The results of American Paging were not included in operating income in the third quarter of 1998 reflecting the transfer to TSR Wireless Holdings, LLC at the end of the first quarter of 1998. TDS's investment in TSR Wireless Holdings, LLC is reported under the equity method as a component of Investment and Other Income (Expense).

                                               Three Months Ended September 30,
                                              ---------------------------------
                                              1998          1997         Change
                                              ----          ----         ------
                                                 (Dollars in thousands)
Operating Income (Loss) from Ongoing Operations
    U.S. Cellular                          $ 62,515      $ 44,912      $ 17,603
    TDS Telecom                              21,803        24,940        (3,137)
    Aerial                                  (60,607)      (64,537)        3,930
                                           --------      --------      --------
                                             23,711         5,315        18,396
American Paging Operating (Loss)               --          (9,305)        9,305
                                           --------      --------      --------
Operating Income (Loss)                    $ 23,711      $ (3,990)     $ 27,701
                                           ========      ========      ========

Investment and Other Income totaled $11.8 million in 1998 and $43.3 million in 1997. Gain on Sale of Cellular Interests and Other Investments totaled $3.4 million in the third quarter of 1998 compared to $13.8 million in 1997 as the Company has sold or traded certain non-strategic cellular interests and sold other investments. Cellular Investment Income decreased 50% ($11.8 million) to $11.6 million, reflecting the transfer of minority interests to BellSouth in the fourth quarter of 1997 and the sale of minority interests to AirTouch in 1998.

Minority Share of Income decreased $1.7 million to $1.0 million in the third quarter of 1998 compared with 1997.

                                             Three Months Ended September 30,
                                           ------------------------------------
                                             1998          1997         Change
                                           --------      --------      --------
                                                    (Dollars in thousands)

Minority Share of (Income) Loss
U.S. Cellular
    Minority Shareholders' Share           $ (6,722)     $ (6,915)     $    193
    Minority Partners' Share                 (1,707)       (3,023)        1,316
                                           --------      --------      --------
                                             (8,429)       (9,938)        1,509
Aerial                                       10,532        13,352        (2,820)
Telephone Subsidiaries and Other             (1,066)         (657)         (409)
                                           --------      --------      --------
                                           $  1,037      $  2,757      $ (1,720)
                                           ========      ========      ========

Interest Expense increased $5.7 million to $32.6 million in the third quarter of 1998 for reasons generally the same as the first nine months.

Minority Interest in Income of Subsidiary Trust totaled $6.2 million in the third quarter of 1998. This preferred dividend requirement is the result of the issuance of Trust Originated Preferred Securities in November 1997 and February 1998.

Income Tax Expense (Benefit) decreased $13.0 million to $(9.6 million) in the third quarter of 1998 compared with 1997.

Net Income  Available  to Common  decreased  $2.6 million to $5.9 million in the
third  quarter  of  1998  from  $8.5  million  in  1997.   Earnings  Per  Common
Share-Diluted was $.10 in 1998 and $.14 in 1997.

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital-intensive businesses. Rapid growth has caused expenditures for construction, expansion and acquisition programs to exceed internally generated cash flow. Accordingly, TDS has obtained substantial funds from external sources to finance its PCS operations, to fund acquisitions and for general corporate purposes. Although increasing internal cash flow from U.S. Cellular and steady internal cash flow from TDS Telecom have reduced the need for external financing, Aerial's working capital, operating expenses and construction activities will require substantial additional funds from external sources.

Cash Flows From Operating Activities. Cash flows from operating activities totaled $214.6 million in the first nine months of 1998 compared to $149.7 million in 1997. U.S. Cellular and TDS Telecom generated substantial internal funds in 1998 and 1997. Aerial's operations, however, required substantial funds reducing cash flows from operating activities in 1998 and 1997. U.S. Cellular's operating cash flow (operating income plus depreciation and amortization) totaled $293.5 million in the first nine months of 1998 (up 43%) while TDS Telecom's operating cash flow totaled $147.6 million (down 1%). Aerial's post launch activities resulted in an operating cash outflow of $136.3 million for the first nine months of 1998. Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $86.7 million in the first nine months of 1998 and $106.9 million in 1997.

                                              Nine Months Ended September 30,
                                        ---------------------------------------
                                          1998           1997           Change
                                        ---------      ---------      ---------
                                                 (Dollars in thousands)
Operating cash flow
       U.S. Cellular                    $ 293,544      $ 205,152      $  88,392
       TDS Telecom                        147,555        148,955         (1,400)
       Aerial                            (136,300)       (96,313)       (39,987)
       American Paging                     (3,511)        (1,187)        (2,324)
                                        ---------      ---------      ---------
                                          301,288        256,607         44,681
Other operating activities                (86,683)      (106,878)        20,195
                                        ---------      ---------      ---------
                                        $ 214,605      $ 149,729      $  64,876
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

Cash flows from financing activities totaled $170.7 million in the first nine months of 1998 compared to $339.2 million in 1997. TDS received $198.2 million on the sale of eight year 7% Notes and $144.9 million on the sale of 8.04% Trust Originated Preferred Securities during the first nine months of 1998. In addition, in September 1998, Aerial received $200 million from the sale of a 19.4% equity interest in its subsidiary, Aerial Operating Co. Inc., to Sonera Ltd. The proceeds from the debt and equity financings were used to reduce notes payable balances. Increases in short-term debt of $292.7 million during the first nine months of 1997 were used primarily to fund expenditures for PCS construction and development activities and for stock repurchases. U.S. Cellular received net proceeds of $247 million on the sale of 7.25% notes in

August 1997. The proceeds were used to repay notes payable and long-term debt.

In the first nine months of 1998, TDS expended $9.1 million for the purchase of American Paging common shares pursuant to a tender offer. In the first nine months of 1997, TDS purchased 1,798,100 TDS Common Shares for $69.9 million and 350,000 U.S. Cellular Common Shares for $9.8 million.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $354.8 million in the first nine months of 1998 compared to $499.3 million in 1997. Capital expenditures required $409.2 million in 1998 and $579.1 million in 1997. Acquisitions, net of cash acquired, required $85.9 million in 1998 and $39.2 million in 1997. The sales of non-strategic cellular interests and other investments provided $100.6 million in 1998 and $53.9 million in 1997, reducing total cash flows required for investing activities.

The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Capital expenditures totaled $409.2 million in the first nine months of 1998 consisting primarily of $231.0 million for cellular plant and equipment, $104.7 million for telephone plant and equipment and $64.5 million for PCS property and equipment. Capital expenditures totaled $579.1 million in 1997 consisting primarily of $248.0 million for cellular plant and equipment, $96.7 million for telephone plant and equipment and $203.4 million for PCS property and equipment. Aerial's capital expenditures have decreased in 1998 because it has completed its initial build out program.

LIQUIDITY

TDS anticipates that the aggregate resources required for 1998 will include approximately $540 million for capital spending, consisting of $310 million for cellular capital additions, $140 million for telephone capital additions and $90 million for PCS capital additions. At September 30, 1998, the remaining amount of capital spending approximates $140 million, consisting of $79 million for cellular additions, $35 million for telephone additions and $26 million for PCS additions. In addition, Aerial's working capital and operating expenses will require an estimated $45 million in the fourth quarter of 1998.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash supplemented by short-term financing. U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at September 30, 1998, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points.

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs and short-term financing. At September 30, 1998, TDS Telecom telephone subsidiaries had $116.6 million in unadvanced loan funds from federal government programs to finance the telephone construction program.

Aerial plans to finance its construction expenditures and working capital requirements with short-term financing and vendor financing. In June, Nokia Telecommunications, Inc. ("Nokia") agreed to provide up to an aggregate of $150 million in financing to Aerial for the purchase of network infrastructure equipment and services from Nokia. Aerial may borrow up to $75 million prior to June 30, 1999 and an additional $75 million between June 30, 1999 and June 30, 2000. At September 30, 1998, Aerial had $35 million outstanding under the Nokia Credit Agreement.

TDS and its subsidiaries had cash and temporary investments totaling $93.1 million and longer-term cash investments totaling $14.2 million at September 30, 1998. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS had $625 million of bank lines of credit for general corporate purposes at September 30, 1998. Unused amounts of such lines totaled $432 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

Management believes that TDS's internal cash flows and funds available from cash and cash equivalents, lines of credit, and longer-term financing availability provide sufficient financial flexibility. However, the timing and amounts of capital expenditures and acquisitions as well as working capital requirements and amounts needed for general corporate purposes may vary throughout the year. There can be no assurance that sufficient funds will be available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities when capital requirements, financial market conditions and other factors warrant.

Tracking Stock Proposal.

At a Special Meeting on April 27, 1998, Shareholders of the Company approved the "Tracking Stock Proposal" and two related proposals which, among other things, changed the state of incorporation of TDS from Iowa to Delaware and permits TDS to issue shares of tracking stock which are intended to reflect the performance of the Company's interest in its three principal business units: TDS Telecom, U.S. Cellular and Aerial. The reincorporation of TDS in Delaware occurred on May 22, 1998.

In connection with the Tracking Stock Proposal, TDS had made offers to each of U.S. Cellular and Aerial to acquire the common stock of such corporations which TDS does not own, in exchange for tracking stock of TDS which would be intended to reflect the separate performance of U.S. Cellular and Aerial, respectively. U.S. Cellular's special committee expressed significant reservations relating to the TDS offer. Aerial's special committee has recommended the Aerial Board of Directors reject the TDS offer. TDS has stated that it is actively engaged in ascertaining whether the Tracking Stock Proposal or another alternative is the best vehicle to unlock and build shareholder value, and that it is working toward a resolution.

Year 2000 Issue

The Year 2000 Issue exists because many computer systems and applications abbreviate dates using only two digits rather than four digits, e.g., "98" rather than "1998". Unless corrected, this shortcut may cause problems when the century date "2000" occurs. On that date, some computer operating systems and applications and embedded technology may recognize the date as January 1, 1900 instead of January 1, 2000. If the Company fails to correct any critical Year 2000 processing problems prior to January 1, 2000, the affected systems may either cease to function or produce erroneous data, which could have material adverse operational and financial consequences. Currently, the Company believes that a disruption in the operation of its networks, and financial and accounting systems and/or an inability to access interconnections with other telecommunications carriers, are the major risks associated with the inability of systems and software to process Year 2000 data correctly. The Company's results of operations, financial position and cash flows could be materially and adversely affected by such failures.

The Company's management has established a project team to address Year 2000 issues. The Company's plan to address the Year 2000 Issue consists of five general phases: (i) Awareness, (ii) Assessment, (iii) Renovation, (iv) Validation and (v) Implementation.

The awareness phase consisted of establishing a Year 2000 project team and developing an overall strategy. A Year 2000 Program Office has been established at the TDS corporate level to coordinate activities of the Year 2000 project team, to monitor the current status of individual projects, to report periodically to the Audit Committee, and to promote the exchange of information between all business units to share knowledge and solution techniques. The Year 2000 effort covers the network and supporting infrastructure for the provision of cellular, local switched and data telecommunications and PCS services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 compliance efforts of the Company's key suppliers.

The assessment phase includes the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. The assessment phase is scheduled to be completed in the first quarter of 1999.

Certain critical systems and hardware components have been identified and are in the renovation phase. The renovation phase consists of the conversion or replacement of selected platforms, applications, databases and utilities. The renovation of critical hardware, systems and applications is scheduled to be substantially completed by the third quarter of 1999.

The validation phase includes testing, verifying and validating the renovated or replaced platforms, applications, databases and utilities. A goal of the validation phase is to conduct independent verification testing of key hardware, systems and applications as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. Validation is scheduled to be completed in the third quarter of 1999.

The implementation phase involves switching over to the converted and renovated systems and applications. This phase is expected to be completed by the end of 1999.

The Company's current schedule is subject to change depending on developments that may arise through unforeseen circumstances, and through finalization of the assessment phase and the renovation and validation phases of the Company's compliance efforts. The Company, like most other telecommunications operators, is highly dependent on the telecommunications network vendors to provide compliant hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services. The Company is dependent on the development of compliant hardware, systems and applications and upgrades by experts, both internal and external, and the availability of critical resources with the requisite skill sets. The Company's ability to meet its target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and internal resources. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as electric utilities, other interconnected telecommunications operators, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business, including the provision of cellular, local switched and PCS services, billing and collection processes and other areas of the business.

The Company has begun implementing additional initiatives to assess the degree to which third parties with whom it has business relationships are addressing Year 2000 Issues. These initiatives include analysis of the Year 2000 compliance programs of the Company's critical vendors. In the near future, the initiative will be extended to other telecommunications service providers with which the Company interconnects. The Company's contingency plans will address mechanisms for preventing or mitigating interruption caused by such third parties.

The Company is currently in the assessment phase, analyzing all systems and hardware to determine which systems and hardware are not Year 2000 compliant. The Company has not yet completed the cost estimate of this project. The Company expects to complete this phase and develop total cost estimates in early 1999. Through the third quarter of 1998, the total incremental costs associated with the Year 2000 Issue were less than $2 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. Though Year 2000 project costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.

Based on the Company's current schedule for completion of Year 2000 tasks, the Company believes that its planning is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, management cannot provide assurance that its plan to achieve Year 2000 compliance will be successful as it is subject to various risks and uncertainties, many of which are described above. Accordingly, the Company's goal is to develop business continuity and contingency plans in 1999 to address high risk areas as they are identified. These plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives. However, if the Company, or third parties with whom it has significant business relationships, fails to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse affect on the

Company's results of operations, financial position and cash flows.

The above information, which contains statements that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and the possibility of unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third party suppliers and similar uncertainties.

















PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; start-up of PCS operations; unanticipated changes in growth in cellular customers, penetration rates, churn rates and the mix of products and services offered in our markets; and unanticipated problems with the Year 2000 Issue. Readers should evaluate any statements in light of these important factors.


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                      -------------------------         ---------------------------
                                                         1998           1997              1998              1997
                                                      ----------      ---------         ---------         ---------
                                                            (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    U.S. Cellular                                      $ 313,947      $ 231,959         $ 849,212         $ 634,122
    TDS Telecom                                          126,328        114,585           367,597           327,530
    Aerial                                                38,438         18,648           105,872            25,791
                                                       ---------      ---------         ---------         ---------
                                                         478,713        365,192         1,322,681           987,443
                                                       ---------      ---------         ---------         ---------
OPERATING EXPENSES
    U.S. Cellular                                        251,432        187,047           703,405           523,611
    TDS Telecom                                          104,525         89,645           303,481           251,721
    Aerial                                                99,045         83,185           303,254           141,961
                                                       ---------      ---------         ---------         ---------
                                                         455,002        359,877         1,310,140           917,293
                                                       ---------      ---------         ---------         ---------

Operating Income from Ongoing Operations                  23,711          5,315            12,541            70,150
American Paging Operating (Loss)                              --         (9,305)          (11,406)          (24,845)
                                                       ---------      ---------         ---------         ---------

OPERATING INCOME                                          23,711         (3,990)            1,135            45,305
                                                       ---------      ----------        ---------         ---------
INVESTMENT AND OTHER INCOME
    Interest and dividend income                           2,304          3,026             8,766             9,922
    Cellular investment income, net of
        license cost amortization                         11,649         23,431            33,495            59,271
    Gain on sale of cellular interests
        and other investments                              3,399         13,767           235,357            24,365
    PCS development costs                                     --             --                --           (21,614)
    Other (expense), net                                  (6,636)           305           (19,039)           (2,461)
    Minority share of (income) loss                        1,037          2,757            (3,932)           (1,435)
                                                       ---------      ---------         ---------         ---------
                                                          11,753         43,286           254,647            68,048
                                                       ---------      ---------         ---------         ---------
INCOME BEFORE INTEREST AND INCOME TAXES                   35,464         39,296           255,782           113,353
Interest expense                                          32,556         26,885            95,441            60,579
Minority interest in income of subsidiary trust            6,202             --            17,301                --
                                                       ---------      ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES                         (3,294)        12,411           143,040            52,774
Income tax expense (benefit)                              (9,622)         3,392            76,219            27,317
                                                       ---------      ---------         ---------         ---------
NET INCOME                                                 6,328          9,019            66,821            25,457
Preferred Dividend Requirement                              (418)          (470)           (1,276)           (1,422)
                                                       ---------      ---------         ---------         ---------


NET INCOME AVAILABLE TO
    COMMON                                             $   5,910      $   8,549         $  65,545          $ 24,035
                                                       =========      =========         =========          ========

WEIGHTED AVERAGE COMMON
    SHARES (000s)                                         61,036         59,511            60,923            60,249

EARNINGS PER COMMON SHARE-Basic                        $     .10      $     .14         $    1.08          $    .40
                                                       =========      =========         =========          ========

EARNINGS PER COMMON SHARE-Diluted                      $     .10      $     .14         $    1.07          $    .40
                                                       =========      =========         =========          ========

DIVIDENDS PER COMMON AND
    SERIES A COMMON SHARE                              $     .11      $    .105         $     .33          $   .315
                                                       =========      =========         =========          ========

               The  accompanying  notes to  financial  statements  are an integral part of these statements.



                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              1998                  1997
                                                                            ---------            ---------
                                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $  66,821            $  25,457
    Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation and amortization                                      300,153              212,397
           Deferred taxes                                                      66,457                2,593
           Investment income                                                  (34,205)             (62,754)
           Minority share of income                                             3,932                1,435
           Gain on sale of cellular interests and other investments          (235,357)             (24,365)
           Noncash interest expense                                            26,890               17,676
           Other noncash expense                                               17,909               16,618
           Change in accounts receivable                                      (42,420)             (46,389)
           Change in materials and supplies                                    10,043              (29,300)
           Change in accounts payable                                          13,034               16,617
           Change in accrued taxes                                             17,832               22,088
           Change in other assets and liabilities                               3,516               (2,344)
                                                                             --------              -------
                                                                              214,605              149,729
                                                                             --------              -------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of long-term debt                                                    200,655              260,236
    Repayments of long-term debt                                              (13,243)            (115,853)
    Change in notes payable                                                  (333,894)             292,727
    Trust preferred securities                                                144,881                   --
    Dividends paid                                                            (21,162)             (20,363)
    Repurchase of Common Shares                                                    --              (69,942)
    Purchase of subsidiary common stock                                        (9,107)              (9,801)
    Proceeds from issuance of subsidiary's stock                              200,000                   --
    Other financing activities                                                  2,538                2,149
                                                                             --------              -------
                                                                              170,668              339,153
                                                                             --------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                     (409,242)            (579,138)
    Investments in and advances to cellular
        minority partnerships                                                  (6,356)                (499)
    Distributions from partnerships                                            19,748               42,695
    Investments in PCS licenses                                                    --               (5,034)
    Proceeds from investment sales                                            100,571               53,865
    Other investing activities                                                 (3,032)               1,475
    Acquisitions, net of cash acquired                                        (85,942)             (39,169)
    Change in temporary investments and marketable securities                  29,470               26,510
                                                                             --------              -------
                                                                             (354,783)            (499,295)
                                                                             --------             --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             30,490              (10,413)
CASH AND CASH EQUIVALENTS -
    Beginning of period                                                        51,008               57,633
                                                                             --------              -------
    End of period                                                            $ 81,498              $47,220
                                                                             ========              =======

                  The accompanying notes to financial statements are an integral part of these statements.

                                                             18

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                        (Unaudited)
                                            September 30, 1998 December 31, 1997
                                            ------------------ -----------------
                                                  (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                            $   81,498   $   51,008
    Temporary investments                                    11,582       24,559
    Accounts receivable from customers and others           282,046      247,298
    Materials and supplies, at average cost,
        and other current assets                             65,472       85,419
                                                         ----------   ----------
                                                            440,598      408,284
                                                         ----------   ----------
INVESTMENTS
    Cellular license acquisition costs, net               1,268,662    1,190,917
    Cellular minority interests                              99,554      138,367
    PCS license acquisition costs, net                      313,916      319,918
    Franchise costs and other costs in excess of
        the underlying book value of subsidiaries, net      182,861      180,669
    Marketable equity securities                            299,161        1,621
    Other investments                                       173,972      141,092
                                                         ----------   ----------
                                                          2,338,126    1,972,584
                                                         ----------   ----------
PROPERTY, PLANT AND EQUIPMENT
    Cellular telephone, net                                 961,007      940,253
    Telephone, net                                          862,239      830,767
    PCS, net                                                625,766      604,104
    Radio paging, net                                          --         43,230
    Other, net                                               43,956       47,299
                                                         ----------   ----------
                                                          2,492,968    2,465,653
                                                         ----------   ----------
OTHER ASSETS AND DEFERRED CHARGES                           157,273      125,080
                                                         ----------   ----------
    TOTAL ASSETS                                         $5,428,965   $4,971,601
                                                         ==========   ==========

         The accompanying notes to financial statements are an integral part of these statements.


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         (Unaudited)
                                                       September 30, 1998  December 31, 1997
                                                       ------------------  -----------------
                                                               (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt
        and preferred shares                                 $    15,541    $    16,115
    Notes payable                                                193,693        527,587
    Accounts payable                                             222,018        239,783
    Advance billings and customer deposits                        33,835         33,640
    Accrued interest                                              10,703         18,284
    Accrued taxes                                                 25,077          6,961
    Accrued compensation                                          25,707         23,386
    Other current liabilities                                     39,688         40,129
                                                             -----------    -----------
                                                                 566,262        905,885
                                                             -----------    -----------

DEFERRED LIABILITIES AND CREDITS                                 328,755        235,646
                                                             -----------    -----------

LONG-TERM DEBT, excluding current portion                      1,537,132      1,264,218
                                                             -----------    -----------
REDEEMABLE PREFERRED SHARES, excluding
    current portion                                                  175            180
                                                             -----------    -----------

MINORITY INTEREST in subsidiaries                                457,914        416,566
                                                             -----------    -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES of Subsidiary Trust
    Holding Solely Company Subordinated Debentures (a)           300,000        150,000
                                                             -----------    -----------

NONREDEEMABLE PREFERRED SHARES                                    25,825         30,987
                                                             -----------    -----------

COMMON STOCKHOLDERS' EQUITY (Note 3)
    Common Shares - par value $.01 and $1.00, respectively           549         54,443
    Series A Common Shares - par value $.01 and
      $1.00, respectively                                             69          6,936
    Common Shares issuable (12,584 and 10,480
      shares, respectively)                                          549            499
    Capital in excess of par value                             1,879,408      1,663,749
    Unrealized gains on securities                                43,769            683
    Treasury Shares, at cost (766,234 and 794,576
      shares, respectively)                                      (29,622)       (30,682)
    Retained earnings                                            318,180        272,491
                                                             -----------    -----------
                                                               2,212,902      1,968,119
                                                             -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 5,428,965    $ 4,971,601
                                                             ===========    ===========

(a) As described in Note 6, the sole asset of TDS Capital I is $154.6 million principal amount of 8.5% subordinated debentures due 2037 from TDS. The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% subordinated debentures due 2038 from TDS.

         The accompanying notes to financial statements are an integral part of these statements.

                                       20

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the periods presented. The results of operations and cash flows for the nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.    Tracking Stock Proposal

      At a Special Meeting on April 27, 1998, Shareholders of the Company approved the "Tracking Stock Proposal" and two related proposals which, among other things, changed the state of incorporation of TDS from Iowa to Delaware and permits TDS to issue shares of tracking stock which are intended to reflect the performance of the Company's interest in its three principal business units: TDS Telecom, U.S. Cellular and Aerial. The reincorporation of TDS in Delaware occurred on May 22, 1998.

      In connection with the Tracking Stock Proposal, TDS had made offers to each of U.S. Cellular and Aerial to acquire the common stock of such corporations which TDS does not own, in exchange for tracking stock of TDS which would be intended to reflect the separate performance of U.S. Cellular and Aerial, respectively. U.S. Cellular's special committee has expressed significant reservations relating to the TDS offer. Aerial's special committee has recommended the Aerial Board of Directors reject the TDS offer. TDS has stated that it is actively engaged in ascertaining whether the Tracking Stock Proposal or another alternative is the best vehicle to unlock and build shareholder value, and that it is working toward a resolution.

3.    Common Stockholders' Equity

      In connection with the reincorporation of TDS in Delaware on May 22, 1998, each issued Iowa Preferred Share no par value and each issued Iowa Common Share and Series A Common Share, $1 par value was converted into a Delaware Preferred Share, $.01 par value and Delaware Common Share and Series A Common Share, $.01 par value. The September 30, 1998 amounts for Common Shares, Series A Common Shares, and Capital in excess of par value have been adjusted to reflect the change in par value.

4.    American Paging Merger

      TDS completed the transfer of substantially all of the assets and certain, limited liabilities of American Paging, Inc. to TSR Wireless Holdings, LLC pursuant to a previously announced asset contribution agreement on April 7, 1998. American Paging's revenues totaled $17.8 million and expenses totaled $29.2 million for the three month period ended March 31, 1998. Effective in the second quarter of 1998, TDS applied the equity method of accounting for its 30% interest in TSR Wireless Holdings, LLC and reported these results as a component of Investment and Other Income (Expense). American Paging's revenues totaled $22.9 million and $71.8 million for the three and nine month periods ended September 30, 1997, respectively, and expenses totaled $32.2 million and $96.6 million, respectively, for the same periods of 1997.

5.    Marketable Equity Securities

      The following table lists the Company's marketable equity securities at September 30, 1998.

                                    Fair                  Cumulative                 Net
                                    Market    Original    Unrealized     Tax      Unrealized
                                    Value       Cost         Gain       Effect      Gain
                                  ---------   --------    ----------  ---------   ---------
                                                 (Dollars in thousands
      Investment in AirTouch      $ 295,167   $ 229,562   $  65,605   $  23,728   $  41,877
      Other                           3,994         782       3,212       1,320       1,892
                                  ---------   ---------   ---------   ---------   ---------
                                  $ 299,161   $ 230,344   $  68,817   $  25,048   $  43,769
                                  =========   =========   =========   =========   =========

      The cumulative unrealized gain, net of taxes, is included in Common Stockholders' Equity.

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

      The sole asset of TDS Capital II is $154.6 million principal amount of TDS's 8.04% Subordinated Debentures due March 31, 2038 or such date to which the maturity is extended by TDS, but in no event later than March 31, 2047. There is a full and unconditional guarantee by TDS of the Trust's obligations under the Preferred Securities issued by the Trust. However, TDS's obligations are subordinate and junior in right of payment to certain other indebtedness of TDS. TDS has the right to defer payment of interest on the Subordinated Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the Subordinated Debentures are so deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, TDS may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its common stock.

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

7.    Long-term Debt

      Aerial sold $220 million principal amount at maturity of 8.05% 10-year zero coupon notes in February 1998 at an issue price of $100 million. The unsecured notes are due in 2008 and there is no periodic payment of interest. The proceeds were paid to Aerial's equipment vendor. The notes are fully and unconditionally guaranteed by TDS. The notes are subject to optional redemption beginning in 2003 at redemption prices which reflect original issue discount accrued since issuance.

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

8.    Minority Investor

      On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998, Sonera Ltd. ("Sonera"), formerly Telecom Finland Ltd., made a $200 million investment in Aerial Operating Co., Inc. ("AOC"), a wholly-owned subsidiary of Aerial. Sonera purchased approximately 19.4% equity interest in AOC. Sonera's equity ownership amount in AOC is subject to adjustment based on Aerial's 20-day average stock price during the three years commencing September 8, 1998. Depending on the level of increase in the stock price, Sonera's ownership amount in AOC could decline to approximately 15%. In addition, after five years Sonera's equity in AOC becomes incrementally exchangeable for equity in Aerial

      Communications,   Inc.   or,  in  certain   circumstances,   incrementally
      exchangeable for equity in Telephone and Data Systems, Inc. or cash.

9.    Gains from Sale of Cellular Interests and Other Investments

      Gains from the sale of cellular interest and other investments in 1998 primarily reflects gains recorded on the sale of the Company's minority interests in certain non-strategic markets to AirTouch Communications Inc. ("AirTouch") for AirTouch common shares and cash.

10.   Other Comprehensive Income

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all of the changes in stockholders' equity, except those resulting from investment by owners or distribution to owners ("Comprehensive Income").

      The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                          Nine Months Ended
                                                             September 30,
                                                        --------------------
                                                          1998       1997
                                                          ----       ----
                                                       (Dollars in thousands)
Net Income                                              $ 66,821   $ 25,457
Other Comprehensive Income -
   Unrealized gains on securities,
   net of tax of $24,584                                  43,086         --
                                                        --------   --------
                                                        $109,907   $ 25,457
                                                        ========   ========


11.   Earnings Per Share

      The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                          1998        1997
                                                          ----        ----
                                               (Dollars and shares in thousands)
Net Income                                             $ 66,821    $ 25,457
Less: Preferred Dividends                                (1,276)     (1,422)
                                                       --------    --------

Net Income Available to Common used in Earnings
    per Share-Basic                                      65,545      24,035
Reduction in preferred dividends if Preferred Shares
    converted into Common Shares                            292          --
Minority income adjustment                                  (80)        (86)
                                                       --------    --------

Net Income Available to Common used in Earnings
    per Share-Diluted                                  $ 65,757    $ 23,949
                                                       ========    ========

Weighted Average Number of Common Shares
    used in Earnings per Share-Basic                     60,923      60,249
Effect of Dilutive Securities:
    Common Shares outstanding if Preferred
       Shares converted                                     456          --
    Stock options and stock appreciation rights             124         129
    Common Shares issuable                                   14          16
                                                       --------   ---------

Weighted Average Number of Common Shares
    used in Earnings per Share-Diluted                   61,517      60,394
                                                       ========   =========

      For 1998 and 1997, respectively, Preferred Shares convertible into 418,000 and 943,000 Common Shares were not included in computed diluted Earnings per Common Share because their effects were antidilutive.

      The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

12.   Acquisition Effects

      Assuming that acquisitions accounted for as purchases during the period January 1, 1997, to September 30, 1998, had taken place on January 1, 1997, unaudited pro forma results of operations from continuing operations would have been as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                   --------------------------
                                                       1998          1997
                                                   -----------    -----------
                                                (Dollars in thousands, except
                                                       per share amounts)
      Operating revenues                           $ 1,323,639    $ 1,048,058
      Net income                                        66,781         31,243
      Earnings per share - Basic                          1.07            .49
      Earnings per share - Diluted                 $      1.07    $       .48


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

                                                    Nine Months Ended
                                                       September 30,
                                                 ----------------------
                                                    1998        1997
                                                    ----        ----
                                                (Dollars in thousands)
Property, plant and equipment                    $ 13,271    $   --
Cellular licenses                                  68,695      37,258
Equity method investment in cellular interests     (2,317)       --
Franchise costs                                     5,477        --
Long-term debt                                     (4,634)       --
Deferred credits                                     (991)       --
Other assets and liabilities,
   excluding cash and cash equivalents              3,301        --
Decrease in Minority interest                      13,168       1,911
Common Shares issued                              (10,028)       --
                                                 --------    --------
Decrease in cash due to acquisitions             $ 85,942    $ 39,169
                                                 ========    ========


The following table summarizes interest and income taxes paid, and other noncash transactions.

                                              Nine Months Ended
                                                 September 30,
                                                1998      1997
                                              -------   -------
                                            (Dollars in thousands)
Interest Paid                                 $73,242   $56,526
Income Taxes Paid (net of income tax refund
   received of $10,000 in 1998)                 6,754     9,286
Common Shares issued by TDS for
   conversion of TDS Preferred Stock          $ 5,162   $   762


14.   Business Segment Information

      The following tables summarize business segment information for the three and nine months ended or at September 30, 1998, and 1997.

CELLULAR OPERATIONS

                                          Three Months Ended or at                 Nine Months Ended or at
                                                 September 30,                          September 30,
                                         -------------------------               -------------------------
                                             1998          1997                     1998          1997
                                         -----------   -----------               -----------   -----------
                                                                (Dollars in thousands)
Operating Revenues
   Local service                         $   200,885   $   147,279               $   569,192   $   407,591
   Inbound roaming                            71,880        60,992                   174,761       163,576
   Long-distance and other                    41,182        23,688                   105,259        62,955
                                         -----------   -----------               -----------   -----------
                                             313,947       231,959                   849,212       634,122
                                         -----------   -----------               -----------   -----------
Operating Expenses
   System operations                          53,817        40,268                   143,127       109,545
   Marketing and selling                      55,546        43,712                   156,875       122,602
   Cost of equipment sold                     22,776        19,716                    63,881        55,473
   General and administrative                 67,265        50,303                   191,785       141,350
   Depreciation                               40,795        24,504                   117,593        68,735
   Amortization                               11,233         8,544                    30,144        25,906
                                         -----------   -----------               -----------   -----------
                                             251,432       187,047                   703,405       523,611
                                         -----------   -----------               -----------   -----------
Operating Income                         $    62,515        44,912                   145,807       110,511
                                         ===========   ===========               ===========   ===========

Additions to property, plant
   and equipment                         $    93,976   $    86,899               $   230,968   $   247,957
Identifiable assets                      $ 2,876,555   $ 2,340,079               $ 2,876,555   $ 2,340,079




AERIAL OPERATIONS

                                          Three Months Ended or at                Nine Months Ended or at
                                               September 30,                           September 30,
                                         -------------------------               -------------------------
                                             1998          1997                      1998         1997
                                         -----------   -----------               -----------   -----------
                                                                (Dollars in thousands)
Operating Revenues                       $    38,438   $    18,648               $   105,872   $    25,791
                                         -----------   -----------               -----------   -----------
Operating Expenses
   Systems operations                         15,498        10,776                    48,107        15,652
   Marketing and selling                      16,603        13,013                    52,009        28,971
   Cost of equipment sold                     16,223        25,798                    59,616        40,770
   General and administrative                 15,689        13,444                    43,899        28,167
   Customer service                           14,890         6,180                    38,541         8,544
   Depreciation                               18,253        12,121                    55,416        17,282
   Amortization                                1,889         1,853                     5,666         2,575
                                         -----------   -----------               -----------   -----------
                                              99,045        83,185                   303,254       141,961
                                         -----------   -----------               -----------   -----------
Operating (Loss)                         $   (60,607)  $   (64,537)              $  (197,382)  $  (116,170)
                                         ===========   ===========               ===========   ===========

Additions to property, plant
   and equipment                         $    16,480   $    45,672               $    64,541   $   203,374
Identifiable assets                      $   971,495   $   899,580               $   971,495   $   899,580



TDS TELECOM OPERATIONS
                                          Three Months Ended or at                Nine Months Ended or at
                                                September 30,                          September 30,
                                         -------------------------               -------------------------
                                             1998          1997                      1998         1997
                                         -----------   -----------               -----------   -----------
                                                                (Dollars in thousands)
Telephone Operations
    Operating Revenues
       Local Service                     $    34,828   $    31,031               $   100,949   $    91,383
       Network access and long distance       62,406        61,512                   187,423       174,821
       Miscellaneous                          15,444        13,714                    43,986        38,997
                                         -----------   -----------               -----------   -----------
                                             112,678       106,257                   332,358       305,201
                                         -----------   -----------               -----------   -----------
   Operating Expenses
       Network operations                     22,469        22,227                    65,602        58,027
       Depreciation and amortization          27,504        23,939                    80,117        71,043
       Customer operations                    17,205        17,732                    52,073        48,919
       Corporate and other                    18,708        16,454                    57,600        49,517
                                         -----------   -----------               -----------   -----------
                                              85,886        80,352                   255,392       227,506
                                         -----------   -----------               -----------   -----------
   Telephone Operating Income                 26,792        25,905                    76,966        77,695
                                         -----------   -----------               -----------   -----------

Other Operations
   Revenues                                   14,489         9,117                    37,278        23,578
   Expenses                                   19,478        10,082                    50,128        25,464
                                         -----------   -----------               -----------   -----------
   Other Operating Income                     (4,989)         (965)                  (12,850)       (1,886)
                                         -----------   -----------               -----------   -----------
Intercompany Eliminations
   Revenues                                     (839)         (789)                   (2,039)       (1,249)
   Expenses                                     (839)         (789)                   (2,039)       (1,249)
                                         -----------   -----------               -----------   -----------
Operating Income                         $    21,803   $    24,940               $    64,116   $    75,809
                                         ===========   ===========               ===========   ===========
Additions to property, plant
   and equipment                         $    42,218   $    41,879               $   104,650   $    96,717
Identifiable assets                      $ 1,326,064   $ 1,192,035               $ 1,326,064   $ 1,192,035



OTHER OPERATIONS
                                         Three Months Ended or at                 Nine Months Ended or at
                                                    September 30,                       September 30,
                                         -------------------------               -----------------------
                                             1998         1997                       1998         1997
                                         -----------   -----------               -----------   -----------
                                                                (Dollars in thousands)
Additions to property, plant
   and equipment                         $     6,067   $    11,456               $     9,083   $    31,090
Identifiable Assets                      $   220,235   $    86,809               $   220,235   $    86,809


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Annual Meeting of Shareholders of TDS held on July 10, 1998, the following numbers of votes were cast for the matters indicated:

1.     For the election of two Class II Directors of the Company
       a.  by the Public Holders


   Nominee                    For               Withhold        Broker Non-vote
------------------       ----------            ---------        ---------------
Kevin A. Mundt           44,865,422            1,687,579              0
Murray L. Swanson        45,488,466            1,064,536              0


       b.  by the Series A Holders:


  Nominee                     For               Withhold        Broker Non-vote
----------------------   -----------            --------        ---------------
LeRoy T. Carlson, Jr.     67,691,690               0                  0
Donald C. Nebergall       67,691,690               0                  0


2.   Proposal  to  approve  the  Amendment  to  the  Restated   Certificate   of
Incorporation of the Company:


      For               Against              Abstain           Broker Non-vote
--------------        ----------             -------           ---------------
  102,218,060          1,407,586             145,406             10,471,443


3. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1998:


     For                Against              Abstain            Broker Non-vote
-------------           -------              -------            ---------------
 113,953,571            266,085              25,035                    0


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 11 to the financial statements.

     (b)      Exhibit 12 - Statement regarding computation of ratios.

     (c)      Exhibit 27 - Financial Data Schedule

     (d) Reports on Form 8-K filed during the quarter ended September 30, 1998:

     TDS filed a Current Report on Form 8-K on July 16, 1998, dated July 15, 1998, which included a news release that announced the Company's second quarter 1998 financial results.

     TDS filed a Current Report on Form 8-K on September 17, 1998, dated September 8, 1998, which announced that Sonera Ltd. (formerly Telecom Finland Ltd.), completed its $200 million investment in Aerial Operating Co., Inc., a wholly-owned subsidiary of Aerial.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          TELEPHONE AND DATA SYSTEMS, INC.
                          --------------------------------
                                  (Registrant)





Date      November 13, 1998                       SANDRA L. HELTON
    -------------------------                  ---------------------------------
                                               Sandra L. Helton
                                               Executive Vice President-Finance
                                               (Chief Financial Officer)



Date      November 13, 1998                      GREGORY J. WILKINSON
    -------------------------                  ---------------------------------
                                               Gregory J. Wilkinson
                                               Vice President and Controller
                                               (Principal Accounting Officer)