Form 10-K405
period 1998-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 1999-03-31
CIK 1051512

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-14157
                             ---------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-2669023
        (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation or organization)
     30 NORTH LASALLE STREET, CHICAGO,                    60602
                  ILLINOIS                             (Zip code)
  (Address of principal executive offices)

                 REGISTRANT'S TELEPHONE NUMBER: (312) 630-1900

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------  -------------------------------------------
     Common Shares, $.01 par value                  American Stock Exchange
     8.5% TDS-Obligated Mandatorily
    Redeemable Preferred Securities
          of Subsidiary Trust                       American Stock Exchange
          8.04% TDS-Obligated
    Mandatorily Redeemable Preferred
     Securities of Subsidiary Trust                 American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                             ---------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    As of February 26, 1999, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $2.7 billion, $26.1 million and $33.3 million, respectively. The closing price of the Common Shares on February 26, 1999, was $50.25, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $50.25 times the number of Common Shares into which it was convertible on February 26, 1999.

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 26, 1999, is 54,391,873 Common Shares, $.01 par value, and 6,949,904 Series A Common Shares, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1998 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 1999, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II and III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                      PAGE NUMBER
                                                                                                    OR REFERENCE(1)
                                                                                                  --------------------
Item  1.     Business...........................................................................              3
Item  2.     Properties.........................................................................             42
Item  3.     Legal Proceedings..................................................................             42
Item  4.     Submission of Matters to a Vote of Security Holders................................             42
Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters..............             43(2)
Item  6.     Selected Financial Data............................................................             43(3)
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations.......................................................................             43(4)
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk.........................             43(4)
Item  8.     Financial Statements and Supplementary Data........................................             43(5)
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.......................................................................             43
Item 10.     Directors and Executive Officers of the Registrant.................................             44(6)
Item 11.     Executive Compensation.............................................................             44(7)
Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................             44(8)
Item 13.     Certain Relationships and Related Transactions.....................................             44(9)
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................             45

------------------------

(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1998 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1999 ("Proxy Statement").

(2) Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

(3) Annual Report section entitled "Selected Consolidated Financial Data."

(4) Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5) Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)" and "Report of Independent Public Accountants."

(6) Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

(7) Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

(8) Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

(9) Proxy Statement section entitled "Certain Relationships and Related Transactions."

TELEPHONE AND DATA SYSTEMS, INC.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
TELEPHONE (312) 630-1900

                                                                       [LOGO]

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    Telephone and Data Systems, Inc. (the "Company" or "TDS"), is a diversified telecommunications service company with cellular telephone, telephone and personal communications services ("PCS") operations. At December 31, 1998, the Company served approximately 3.0 million customer units in 35 states, including 2,183,000 cellular telephones, 547,500 telephone access lines and 311,900 PCS telephones. For the year ended December 31, 1998, cellular operations provided 64% of the Company's consolidated revenues; telephone operations provided 27%; and PCS operations provided 9%. The Company's long-term business development strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize the Company's expertise in customer-based telecommunications.

    The Company conducts substantially all of its cellular operations through its 81.0%-owned subsidiary, United States Cellular Corporation [AMEX: USM]. At December 31, 1998, U.S. Cellular provided cellular telephone service to 2,183,000 customers through 138 majority-owned and managed ("consolidated") cellular systems serving approximately 17% of the geography and approximately 9% of the population of the United States. Since 1985, when U.S. Cellular began providing cellular service in Knoxville, Tennessee, U.S. Cellular has expanded its cellular networks and customer service operations to cover 145 managed markets in 26 states as of December 31, 1998. In total, the Company operated eight market clusters, of which four had a total population of more than two million, and each of which had a total population of more than one million. Overall, 90% of the Company's 26.2 million population equivalents were in markets which were consolidated, 2% were in managed but not consolidated markets and 8% were in markets in which the Company holds an investment interest.

    The Company conducts substantially all of its telephone operations through its wholly-owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). At December 31, 1998, TDS Telecom operated 105 telephone companies serving 547,500 access lines in 28 states. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired 16 telephone companies and divested one telephone company since the beginning of 1994. These net acquisitions added 76,000 access lines during this five-year period, while internal growth added 115,300 lines. TDS Telecom also began offering services as a Competitive Local Exchange Carrier ("CLEC") in 1998 in certain markets in Wisconsin and Minnesota. At December 31, 1998, TDS Telecom's CLECs served 38,800 access lines.

    The Company conducts substantially all of its broadband PCS operations through its 82.3%-owned subsidiary, Aerial Communications, Inc. [NASDAQ: AERL]. Aerial provides PCS service in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus Major

Trading Areas ("MTAs") (collectively, the "PCS Markets"). The PCS Markets include approximately 27.7 million population equivalents. Aerial has commenced service in all its markets and provided service to 311,900 PCS telephones as of December 31, 1998.

    The Company was incorporated in 1968 and changed its corporate domicile from Iowa to Delaware in 1998. The Company's executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

    Unless the context indicates otherwise: (i) references to "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" or "U.S. Cellular" refer to United States Cellular Corporation and its subsidiaries; (iii) references to "TDS Telecom" refer to TDS Telecommunications Corporation and its subsidiaries; (iv) references to "AERL" or "Aerial" refer to Aerial Communications, Inc. and its subsidiaries; (v) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (vi) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas;
(vii) references to cellular "markets" or "systems" refer to MSAs, RSAs or both;
(viii) references to "MTA" refer to Major Trading Areas, as used by the FCC in designating PCS markets; (ix) references to "population equivalents" mean the population of a market, based on 1998 Claritas estimates, multiplied by the percentage interests that the Company owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular or a PCS system in such market.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
  STATEMENT

    This Annual Report on Form 10-K, including exhibits, contains "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections. Statements that are not historical facts, including statements about the Company's beliefs and expectations are forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

    Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; unanticipated changes in growth in cellular and PCS customers, penetration rates, churn rates; the mix of products and services offered in the Company's markets; and unanticipated problems with the Year 2000 Issue. Readers should evaluate any statements in light of these important factors.

PROPOSED CORPORATE RESTRUCTURING

    In December 1997, the Board of Directors of Telephone and Data Systems, Inc. adopted a proposal, which was approved by the shareholders in April 1998, to authorize three new classes of common stock and to change the state of incorporation of TDS from Iowa to Delaware. The three new classes of stock were intended to separately reflect the performance of the Company's cellular telephone, telephone and personal communications services businesses ("Tracking Stocks"). The reincorporation was completed May 1998.

    The Company intended to: a) offer and sell Telecom Group Shares in a public offering for cash, b) issue Cellular Group Shares in exchange for all of the Common Shares of U.S. Cellular not owned by the Company, c) issue Aerial Group Shares in exchange for all of the Common Shares of Aerial not owned by the Company, and d) distribute one Cellular Group Share, two-thirds of a Telecom Group Share and two-thirds of an Aerial Group Share in the form of a stock dividend with respect to each outstanding Series A Common Share and Common Share of the Company.

    In December 1998, TDS announced the withdrawal of its offers to exchange tracking stocks for the outstanding Common Shares of U.S. Cellular and Aerial which it did not own. An integral part of the tracking stock plan was the offering of shares in the Telecom Group, which TDS was not able to complete at a reasonable offering price. In addition, TDS was unable to reach mutually acceptable agreements with the special committees representing the minority shareholders of U.S. Cellular and Aerial.

    At the same time TDS announced that it was pursuing a tax-free spin-off of its 82.3% interest in Aerial, as well as reviewing other alternatives. There are a number of conditions that must be met for a spin-off to occur, including the receipt of a favorable Internal Revenue Service ruling on the tax free status of such a spin-off, final approval by the TDS Board of Directors, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings.

    Prior to any spin-off, it is expected that Aerial will seek additional financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity. In connection with such financing, it is anticipated that a substantial amount of Aerial's debt to TDS may be converted into equity. TDS intends to seek shareholder approval of a proposal to distribute Aerial Series A Common Shares, on a pro-rata basis, to holders of TDS Series A Common Shares and Aerial Common Shares, on a pro-rata basis, to holders of TDS Common Shares. There can be no assurance that a spin-off will be consummated or that other alternatives will not be pursued.

    In September 1998, pursuant to a purchase agreement between TDS, Aerial, Aerial Operating Company, Inc. ("AOC"), and Sonera Ltd., a limited liability company organized under the laws of Finland ("Sonera"), Sonera purchased 2.4 million shares of common stock of AOC representing a 19.423% equity interest in AOC, subject to adjustment under certain circumstances, for an aggregate purchase price of $200 million. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC, common stock which it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the AOC shares, Sonera would own an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

    Following the announcement by TDS in December 1998, that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns about the announcement. Sonera has asserted that the TDS announcement reflects a change in circumstances that warrant the renegotiation of certain matters related to its investment in AOC, including an adjustment in the Equivalent Purchase Price, and has raised the possibility of litigation in connection therewith. TDS and Aerial intend to attempt to reach a mutually acceptable resolution of the concerns raised by Sonera. There can be no assurance that this matter will not lead to litigation, or that it will not have a material adverse effect on TDS or Aerial or on the plans relating to the refinancing and spin-off of Aerial.

                         CELLULAR TELEPHONE OPERATIONS

    The Company's cellular operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular is the eleventh largest wireless company in the United States, based on the aggregate number of customers in its consolidated markets. U.S. Cellular's corporate development strategy is to operate controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. Customers benefit from larger service areas such as these, which provide longer uninterrupted service and the ability to make outgoing calls and receive incoming calls within the designated area without special roaming arrangements. In addition, U.S. Cellular anticipates that clustering will continue to provide it certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as U.S. Cellular's clusters have grown, U.S. Cellular's focus has shifted toward exchanges and divestitures of managed and investment interests which are considered less essential to U.S. Cellular's clustering strategy.

    The following table summarizes the status of U.S. Cellular's interests in cellular markets at December 31, 1998.

Owns Majority Interest and Manages..................................        138
Owns Minority Interest and Manages..................................          7
                                                                      ---------
Total Markets Managed by the Company................................        145
Markets Managed by Others (1).......................................         38
                                                                      ---------
Total Markets.......................................................        183
                                                                      ---------
                                                                      ---------

------------------------

(1) Represents markets in which U.S. Cellular owns a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 1998, U.S. Cellular accounted for its interests in 31 of these markets using the equity method and accounted for the remaining seven markets using the cost method.

    Cellular systems in U.S. Cellular's 138 majority-owned and managed markets served 2,183,000 customers at December 31, 1998, and contained 2,065 cell sites. The average penetration rate in U.S. Cellular's consolidated markets was 8.84% at December 31, 1998, and the churn rate in all consolidated markets averaged 1.9% per month for the twelve months ended December 31, 1998.

THE CELLULAR TELEPHONE INDUSTRY

    Cellular telephone technology provides high-quality, high-capacity communications services to in-vehicle and hand-held portable cellular telephones. Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission.

    Cellular telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network and potentially other MTSOs. Each conversation on a cellular phone involves a transmission over a specific set of radio frequencies from the cellular phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the cellular telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems, radio paging and PCS. PCS has become available in many areas of the United States, including U.S. Cellular's markets, and U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of U.S. Cellular's clusters through 1999. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems may prove to be competitive with cellular service in the future in some or all of U.S. Cellular's markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is not limited to cellular customers and systems;

PCS customers and systems have this roaming capability as well. In all cases, the system that provides the service to roamers will generate usage revenue. Many operators, including U.S. Cellular, charge premium rates for this roaming service.

    There have been a number of technical developments in the cellular industry since its inception. Currently, while most companies' MTSOs process information digitally, on certain cellular systems the radio transmission is done on an analog basis. During 1992, a new transmission technique was approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed in several markets, including U.S. Cellular's operations in portions of several clusters. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by U.S. Cellular in portions of several clusters. Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs to accommodate additional system usage. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to take a number of years. PCS operators have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the markets where they have begun operations.

    The cellular telephone industry is characterized by high initial fixed costs. Accordingly, if and when revenues less variable costs exceed fixed costs, incremental revenues should yield an operating profit. The amount of profit, if any, under such circumstances is dependent on, among other things, prices and variable marketing costs which in turn are affected by the amount and extent of competition. Until technological limitations on total capacity are approached, additional cellular system capacity can normally be added in increments that closely match demand and at less than the proportionate cost of the initial capacity.

CELLULAR OPERATIONS

    From its inception in 1983 until 1993, U.S. Cellular was principally in a start-up phase. Until 1993, U.S. Cellular's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. U.S. Cellular experienced operating losses and net losses from its inception until 1993. During the past five years, U.S. Cellular generated operations-driven net income and has significantly increased its operating cash flows during that time. Management anticipates further growth in cellular units in service and revenues as U.S. Cellular continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's operating income to vary from quarter to quarter.

    While U.S. Cellular produced operating income and net income during the last five years, changes in any of several factors may reduce U.S. Cellular's growth in operating income and net income over the next few years. These factors include: (i) the growth rate in U.S. Cellular's customer base; (ii) the usage and pricing of cellular services; (iii) the churn rate; (iv) the cost of providing cellular services, including the cost of attracting new customers; (v) continued competition from PCS and other technologies; and (vi) continuing technological advances which may provide additional competitive alternatives to cellular service.

    U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas: Wisconsin/Illinois, Iowa/Missouri/Illinois/Indiana, Eastern North Carolina/South Carolina, West Virginia/Maryland/Pennsylvania/Ohio, Virginia/North Carolina,
Washington/Oregon/Idaho, Oregon/California, Maine/New Hampshire/Vermont, Florida/Georgia,

Oklahoma/Missouri/Kansas, Texas/Oklahoma, Eastern Tennessee/Western North Carolina and Southern Texas. See "U.S. Cellular's Cellular Interests." U.S. Cellular has acquired its cellular interests through the wireline application process (16%), including settlements and exchanges with other applicants, and through acquisitions (84%), including acquisitions from TDS and third parties.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS, DIVESTITURES AND EXCHANGES. U.S. Cellular assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. As U.S. Cellular's clusters have grown, its focus has shifted toward exchanges and divestitures of managed and investment interests, with outright acquisitions becoming a decreasing portion of U.S. Cellular's overall acquisition strategy. As a result, U.S. Cellular has not substantially increased its population equivalents during the past five years, but has shifted the balance of its holdings between investment and operating interests so that currently over 90% of U.S. Cellular's interests are in markets where it is the operator. This shift has resulted primarily because of U.S. Cellular's recent focus on exchanges and divestitures of investment interests and the acquisitions of interests in markets where it will become the operator.

    U.S. Cellular has only increased its population equivalents by 5% in the last five years, from approximately 24.8 million at December 31, 1993, to approximately 26.1 million at December 31, 1998. However, during that period U.S. Cellular has increased the percentage of those population equivalents which are in markets U.S. Cellular operates. As of December 31, 1998, 92% of U.S. Cellular's population equivalents represented interests in markets U.S. Cellular operates compared to 81% at December 31, 1993. Also, the number of markets operated by U.S. Cellular have increased to 145 markets at December 31, 1998 from 136 markets at December 31, 1993.

    Recently, the pace of acquisitions, exchanges and divestitures has slowed as industry-wide consolidation has reduced the number of markets available for acquisition. U.S. Cellular may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its market clusters and in other attractive markets. U.S. Cellular also seeks to acquire minority interests in markets where it already owns the majority interest and/or operates the market. There can be no assurance that U.S. Cellular, or TDS for the benefit of U.S. Cellular, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. U.S. Cellular plans to retain minority interests in certain cellular markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance U.S. Cellular's market clusters or may be sold for cash or other consideration. U.S. Cellular also continues to evaluate the disposition of certain managed interests which are not essential to its corporate development strategy.

    COMPLETED ACQUISITIONS. During 1998, U.S. Cellular, or TDS for the benefit of U.S. Cellular, purchased majority interests in six markets and several additional minority interests, representing approximately 1.3 million population equivalents. The total consideration paid for these purchases, primarily in the form of cash and U.S. Cellular Common Shares issued to TDS to reimburse TDS for the value of TDS Common Shares issued to third parties, totaled $168.3 million.

    COMPLETED DIVESTITURES. During 1998, U.S. Cellular and TDS sold a majority interest in one market and several minority interests, representing approximately 1.2 million population equivalents. In exchange, U.S. Cellular and TDS received approximately 5.2 million AirTouch Communications, Inc. ("AirTouch") common shares and cash totaling $119.7 million.

    PENDING ACQUISITIONS AND DIVESTITURE. At December 31, 1998, U.S. Cellular had agreements pending to acquire minority interests in two markets in which U.S. Cellular currently owns majority interests, representing 74,000 population equivalents, for $8.1 million in cash. Also at December 31, 1998 U.S. Cellular had an agreement pending to divest a majority interest in one market, representing 264,000 population equivalents, for a total consideration of $35.2 million. U.S. Cellular expects all of the pending transactions to be completed during the first half of 1999.

    TDS and U.S. Cellular maintain shelf registrations of Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    U.S. Cellular is a majority-owned subsidiary of TDS. At December 31, 1998, TDS owned 81.0% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 95.7% of the combined voting power of both classes of common stock.

CELLULAR INTERESTS AND CLUSTERS

    U.S. Cellular operates clusters of adjacent cellular systems in nearly all of its markets, enabling its customers to benefit from larger service areas than otherwise possible. Where U.S. Cellular offers wide-area coverage, its customers enjoy uninterrupted service within the designated area. Customers may also make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have resulted in a reduction of U.S. Cellular's per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each cluster and engineering considerations.

    U.S. Cellular may continue to make opportunistic acquisitions and exchanges which will complement its established market clusters. From time to time, U.S. Cellular may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

    U.S. Cellular owned interests in cellular telephone systems in 183 markets at December 31, 1998, representing 26.4 million population equivalents. Including the minority interests to be purchased and the majority interest to be sold during 1999, U.S. Cellular owned or had the right to acquire 182 markets, representing 26.2 million population equivalents, at December 31, 1998. The following table summarizes the growth in U.S. Cellular's population equivalents in recent years and the development status of these population equivalents.

                                                                                    DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1998       1997       1996       1995       1994
                                                                ---------  ---------  ---------  ---------  ---------
                                                                      (THOUSANDS OF POPULATION EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed..................................     23,661     22,929     20,539     20,230     18,812
  Minority-Owned and Managed (2)..............................        354        401        401        512      1,213
Majority-Owned Markets to be Managed, Net of Markets to be
  Divested: (2)(3)............................................     --         --            218        274      2,228
                                                                ---------  ---------  ---------  ---------  ---------
    Total Markets Managed and to be Managed...................     24,015     23,330     21,158     21,016     22,253
Minority Interests in Markets Managed by Others...............      2,150      2,143      4,569      4,070      3,821
                                                                ---------  ---------  ---------  ---------  ---------
    Total.....................................................     26,165     25,473     25,727     25,086     26,074
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

------------------------

(1) Based on 1998 Claritas estimates for all years.

(2) Includes markets where the Company has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details U.S. Cellular's cellular interests, including those it owned or had the right to acquire as of December 31, 1998. The table presented therein lists clusters of markets that U.S. Cellular manages. U.S. Cellular's market clusters show the areas in which U.S. Cellular is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by U.S. Cellular's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                       U.S. CELLULAR'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 1998.

                                                                                                     TOTAL CURRENT
                                                                                                          AND
                                                                                                      ACQUIRABLE
                                                                                          1998        POPULATION
                             CLUSTER/MAJOR SERVICE AREA                                POPULATION     EQUIVALENTS
------------------------------------------------------------------------------------  -------------  -------------
MIDWEST REGIONAL MARKET CLUSTER:
  Wisconsin/Illinois................................................................      4,874,000      4,792,000
  Iowa/Missouri/Illinois/Indiana....................................................      4,666,000      4,240,000
                                                                                      -------------  -------------
    Total Midwest Regional Market Cluster...........................................      9,540,000      9,032,000
                                                                                      -------------  -------------
MID-ATLANTIC REGIONAL MARKET CLUSTER:
  Eastern North Carolina/South Carolina.............................................      2,602,000      2,557,000
  West Virginia/Maryland/Pennsylvania/Ohio..........................................      1,379,000      1,251,000
  Virginia/North Carolina...........................................................      1,320,000      1,313,000
                                                                                      -------------  -------------
    Total Mid-Atlantic Regional Market Cluster......................................      5,301,000      5,121,000
                                                                                      -------------  -------------
NORTHWEST REGIONAL MARKET CLUSTER:
  Washington/Oregon/Idaho...........................................................      1,506,000      1,406,000
  Oregon/California.................................................................      1,046,000      1,046,000
                                                                                      -------------  -------------
    Total Northwest Regional Market Cluster.........................................      2,552,000      2,452,000
                                                                                      -------------  -------------
MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:.........................................      1,690,000      1,636,000
                                                                                      -------------  -------------
FLORIDA/GEORGIA MARKET CLUSTER:.....................................................      1,562,000      1,562,000
                                                                                      -------------  -------------
TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER:
  Oklahoma/Missouri/Kansas..........................................................      1,428,000        882,000
  Texas/Oklahoma....................................................................        694,000        575,000
                                                                                      -------------  -------------
    Total Texas/Oklahoma/Missouri/Kansas Regional Market Cluster:...................      2,122,000      1,457,000
                                                                                      -------------  -------------
EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER:............................      1,636,000      1,319,000
                                                                                      -------------  -------------
SOUTHERN TEXAS MARKET CLUSTER:......................................................      1,306,000      1,295,000
                                                                                      -------------  -------------
Other Operations:...................................................................        141,000        141,000
                                                                                      -------------  -------------
Total Managed Markets...............................................................     25,850,000     24,015,000
Markets Managed by Others...........................................................                     2,150,000
                                                                                                     -------------
Total Population Equivalents........................................................                    26,165,000
                                                                                                     -------------
                                                                                                     -------------

    SYSTEM DESIGN AND CONSTRUCTION. U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to mobile, transportable and portable cellular telephones, based on market and engineering studies which relate to specific markets. Engineering studies are performed by U.S. Cellular personnel or independent engineering firms. U.S. Cellular's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. While digital microwave interconnections are typically made between the MTSO and cell sites, both analog and digital radio transmissions are made between cell sites and the cellular telephones themselves. Network reliability is given careful consideration and extensive redundancy is employed in virtually all aspects of U.S. Cellular's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

    In accordance with its strategy of building and strengthening market clusters, U.S. Cellular has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. U.S. Cellular's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. U.S. Cellular has implemented such microwave interconnection in most of the cellular systems it manages. In other systems in which U.S. Cellular owns a majority interest and where it is believed to be cost-efficient, such microwave technology will also be implemented. Otherwise, such systems will rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate multiple systems. Microwave facilities can also be used to carry long-distance calls, which reduces the costs of interconnecting to the landline network.

    U.S. Cellular has continued to expand its Wide Area Network to accommodate various business functions, including: automatic call delivery, intersystem handoff, credit validation, fraud prevention, network management, long-distance traffic, SS7 signaling and virtually all internal data communications between various U.S. Cellular office locations and a significant number of U.S. Cellular's retail locations.

    Management believes that currently available technologies will allow sufficient capacity on U.S. Cellular's networks to meet anticipated demand over the next few years.

COSTS OF SYSTEM CONSTRUCTION AND FINANCING

    Construction of cellular systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. U.S. Cellular, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each cellular system it owns and operates. In so doing, U.S. Cellular expects to improve the overall quality of its systems and to reduce the expense and time required to make them operational.

    The costs (exclusive of license costs) of the systems in which U.S. Cellular owns an interest have historically been financed through capital contributions or intercompany loans from U.S. Cellular to the entities owning the systems, and through certain vendor financing. In recent years, these funding requirements have been met with cash generated from operations, proceeds from debt and equity offerings and proceeds from the sales of cellular interests.

MARKETING

    U.S. Cellular's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn through both the building of brand awareness and the implementation of marketing programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of a variety of customer segments and their usage patterns. U.S. Cellular's distribution channels include direct sales personnel, agents and retail service centers in the vast majority of its markets.

    U.S. Cellular-owned and managed locations are designed to market cellular service to the consumer segment in a familiar setting. In late 1997, U.S. Cellular expanded its e-commerce site to offer three rate plans across the country aimed at each of U.S. Cellular's three major segments. Sales are relatively light at this time, but U.S. Cellular anticipates that as customers become more comfortable with on-line purchasing the Internet will become more of a robust marketing channel.

    U.S. Cellular manages each cluster of markets with a local staff, including sales, customer service, engineering and in some cases installation personnel. Direct sales consultants market cellular service to business customers throughout each cluster. Retail associates work out of the retail locations and market cellular service primarily to the consumer and small business segment. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-user packages. These packages provide for customers to obtain a minimum amount of usage at discounted rates per minute, at fixed prices which are charged even if usage falls below a defined monthly minimum amount.

    U.S. Cellular continues to expand its relationships with agents, dealers and non-U.S. Cellular retailers to obtain customers. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. U.S. Cellular's dealers include car stereo companies and other companies whose customers are also potential cellular customers. The non-U.S. Cellular retailers include car dealers, major appliance dealers, office supply dealers and mass merchants.

    U.S. Cellular opened its first retail locations in late 1993, expanding to over 280 stand-alone retail stores by the end of 1998. These U.S. Cellular-owned and operated businesses utilize rental facilities in high-traffic areas, primarily in strip malls. U.S. Cellular has implemented a uniform appearance in these stores, with all having similar displays and layouts. The retail centers' hours of business match those of the retail trade in the local marketplace, often staying open on weekends and later in the evening than a typical business supplier. To fully serve customer needs, these stores sell accessories to complement the phones and services U.S. Cellular has traditionally provided. During 1998, U.S. Cellular further expanded its retail presence by opening smaller retail kiosks within other larger merchandisers, called "stores within a store," and had several of these locations in place at year-end. Additionally, U.S. Cellular operates small kiosks within stores such as Wal-Mart and staffs those kiosks with U.S. Cellular personnel. At December 31, 1998, U.S. Cellular managed nearly 170 of these kiosks.

    U.S. Cellular actively pursues national retail accounts, as agents of U.S. Cellular, which yield new customer additions in multiple markets. Agreements have been entered into with such national distributors as Ford Motor Company, General Motors, Radio Shack, Best Buy, Circuit City, Staples, Office Depot, Sears, TDS Telecom, TSR Wireless and Onstar in certain of U.S. Cellular's markets. Upon the sale of a cellular telephone by one of these national distributors, U.S. Cellular receives, often exclusively within the territories served, the resulting cellular customer. U.S. Cellular created a new class of agent during 1998, the Value Added Distributor agent channel. This channel's initial focus was on the sale of U.S. Cellular's prepaid service product, TalkTracker, to selected market segments, and complements U.S. Cellular's own distribution channels.

    U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing U.S. Cellular's cellular service and to establish familiarity with U.S. Cellular's name. In 1998, U.S. Cellular increased its focus on brand advertising, including the addition of several new television commercials, using the tag line "The Way People Talk Around Here"-SM- to promote the United States Cellular-Registered Trademark- brand. Additionally, U.S. Cellular began actively advertising its digital service offerings through both television and radio advertising during the year. Advertising is directed at gaining customers, improving customers' awareness of the United States
Cellular-Registered Trademark- brand, increasing existing customers' usage and increasing the public awareness and understanding of the cellular services offered by U.S. Cellular. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular utilizes local advertising media and public relations activities and establishes programs such as its CommunityCare programs to enhance public awareness of U.S. Cellular. These programs are aimed at supporting the communities in which U.S. Cellular serves. The programs range from loaning phones to support public service operations in emergencies to assisting victims of domestic abuse.

    The following table summarizes, by operating cluster, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's majority-owned and managed markets that were operational as of December 31, 1998.

             OPERATING CLUSTERS                 POPULATION    CUSTOMERS       PENETRATION
---------------------------------------------  ------------  ------------   ---------------
Wisconsin/Illinois...........................     4,874,000       498,000         10.22 %
Iowa/Missouri/Illinois/Indiana...............     4,096,000       426,000         10.40
Eastern North Carolina/South Carolina........     2,602,000       168,000          6.46
West Virginia/Maryland/Pennsylvania/Ohio.....     1,129,000        90,000          7.97
Virginia/North Carolina......................     1,320,000       107,000          8.11
Washington/Oregon/Idaho......................     1,506,000       124,000          8.23
Oregon/California............................     1,046,000        86,000          8.22
Maine/New Hampshire/Vermont..................     1,690,000       129,000          7.63
Florida/Georgia..............................     1,562,000       136,000          8.71
Oklahoma/Missouri/Kansas.....................     1,428,000       133,000          9.31
Texas/Oklahoma...............................       694,000        59,000          8.50
Eastern Tennessee/Western North Carolina.....     1,289,000       137,000         10.63
Southern Texas...............................     1,306,000        70,000          5.36
Other Operations.............................       141,000        20,000         14.18
                                               ------------  ------------      -----
                                                 24,683,000     2,183,000          8.84 %
                                               ------------  ------------      -----
                                               ------------  ------------      -----

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of demographic segments. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, U.S. Cellular is providing cellular service to consumers and to customers who use their cellular telephones for mixed business and personal use as well as for security purposes. A major portion of U.S. Cellular's recent customer growth is from these lower revenue segments. Although some of U.S. Cellular's customers still use in-vehicle cellular telephones, most new customers are selecting portable cellular telephones. These units have become more compact and fully featured as well as more attractively priced, and they appeal to newer segments of the customer population.

    U.S. Cellular's cellular systems are used most extensively during normal business hours between 7:00 AM and 6:00 PM. On average, the local retail customers in U.S. Cellular's consolidated markets used their cellular systems approximately 105 minutes per unit each month and generated retail revenue of approximately $33 per month during 1998, compared to 103 minutes and $36 per month in 1997. Revenue generated by roamers using U.S. Cellular's systems ("inbound roaming"), together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit in consolidated markets to $49 during 1998. Average monthly service revenue per customer unit decreased approximately 10% during 1998. This decrease resulted from decreases in average revenue per minute of use from both local retail customers and inbound roamers. Competitive pressures and U.S. Cellular's increasing use of pricing and other incentive programs that encourage weekend and off-peak usage at reduced rates, in order to stimulate overall usage, resulted in a decrease in average local retail revenue per minute of use in 1998. Although the introduction of "one rate" pricing plans by other wireless companies has helped increase inbound roaming minutes of use on U.S. Cellular's systems during 1998, the inbound roaming revenue per minute has decreased during the year. The decrease is partially a result of the ongoing trend toward reduced per minute prices for roaming negotiated between U.S. Cellular and other cellular operators and also due to the additional minutes generated by customers with "one rate" pricing plans, which are at lower than average rates. U.S. Cellular anticipates that average monthly service revenue per customer unit will continue to decline in the future. However, this effect is more than offset by U.S. Cellular's increasing number of customers; therefore, U.S. Cellular expects total revenues to continue to grow for the next few years.

    U.S. Cellular's main sources of revenue are from its own customers and from inbound roaming customers. U.S. Cellular's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home service area. U.S. Cellular has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States, Canada and Mexico. U.S. Cellular also has roaming agreements with several PCS operators. The charge for this service is typically at premium rates and is billed by U.S. Cellular to the customer's home system, which then bills the customer. U.S. Cellular has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, U.S. Cellular may charge a lower amount to its customers than the amount actually charged to U.S. Cellular by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in U.S. Cellular's consolidated operations.

                                                                  YEAR ENDED OR AT DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       1998        1997        1996        1995        1994
                                                    ----------  ----------  ----------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Majority-owned and managed markets:
  Cellular markets in operation (1)...............         138         134         131         137         130
  Total population of markets in service (000s)...      24,683      24,034      21,712      22,309      21,314
  Customer Units: (2)
    at beginning of period........................   1,710,000   1,073,000     710,000     421,000     261,000
    additions during period.......................     915,000     941,000     561,000     426,000     250,000
    disconnects during period.....................     442,000     304,000     198,000     137,000      90,000
    at end of period..............................   2,183,000   1,710,000   1,073,000     710,000     421,000
  Market penetration at end of period (3).........        8.84%       7.11%       4.94%       3.18%       1.98%
Consolidated revenues.............................  $1,162,467  $  876,965  $  680,068  $  480,316  $  327,630
Depreciation expense..............................     167,150      97,591      74,631      57,302      39,520
Amortization expense..............................      39,629      34,788      34,208      32,156      25,934
Operating Income..................................     176,075     129,543      87,366      42,755      17,385
Capital expenditures..............................     320,417     318,748     248,123     210,878     167,164
Identifiable Assets...............................  $3,010,651  $2,548,909  $2,116,592  $1,890,621  $1,584,142

------------------------------

(1) Represents the number of markets in which U.S. Cellular owned at least a 50% interest and which it managed. The revenues and expenses of these cellular markets are included in U.S. Cellular's consolidated revenues and expenses.

(2) Represents the approximate number of revenue-generating cellular telephones served by the cellular markets referred to in footnote (1). The revenue generated by such cellular telephones is included in consolidated revenues.

(3) Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Claritas (1997-1998) or Donnelley Marketing Service (1994-1996) for the respective years.

PRODUCTS AND SERVICES

    CELLULAR TELEPHONES AND INSTALLATION. There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. U.S. Cellular offers a full range of vehicle-mounted, transportable and portable cellular telephones. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, horn alert and others. In the systems where U.S. Cellular offers digital service, additional features such as caller ID and short messaging services are available on those cellular telephones.

    U.S. Cellular negotiates volume discounts from its cellular telephone suppliers. U.S. Cellular discounts cellular telephones to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign a service contract with U.S. Cellular. U.S. Cellular also cooperates with cellular equipment manufacturers in local advertising and promotion of cellular equipment.

    U.S. Cellular has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the cellular telephones it sells. These facilities allow U.S. Cellular to improve its service by promptly assisting customers who experience equipment problems. Additionally, U.S. Cellular maintains a repair facility in Tulsa, Oklahoma, which handles more complex service and repair issues.

    CELLULAR SERVICES. U.S. Cellular's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular's brand positioning. During 1998, U.S. Cellular focused its efforts on new products with the continued introduction of its digital service offering, called Digital PCS, and its prepaid offering, TalkTracker-Registered Trademark-. Both offerings were very successful, as many higher revenue customers purchased U.S. Cellular's digital offering and new market segments such as individuals with credit difficulties, were able to purchase cellular service through U.S. Cellular's prepaid offering. U.S. Cellular's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by U.S. Cellular include wide-area call delivery, call forwarding, call waiting, three-way calling and no-answer transfer. U.S. Cellular also offers a voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls. Additional services, such as short messaging services, are available in U.S. Cellular's markets where digital service is offered.

REGULATION

    REGULATORY ENVIRONMENT. The operations of U.S. Cellular are subject to FCC and state regulation. The cellular telephone licenses held by U.S. Cellular are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of U.S. Cellular. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (the "Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act. The 1996 Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    LICENSING. For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own an interest in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

    The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting and construction of cellular transmitter towers and antennas as well as local zoning requirements.

    Beginning in 1996, the FCC has also imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered on a staggered state-by-state basis, by May 1998. U.S. Cellular has completed the registration of its existing towers.

    Beginning in October 1997, cellular systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" (RF) radiation requirements, were made subject to those requirements (all cellular towers of less than 10 meters in height, building mounted antennas and cellular telephones must comply with RF radiation guidelines). After October 1997, all new cellular facilities must be in compliance when they are brought into service. Existing facilities must be brought into compliance with the requirements when their licenses are renewed. U.S. Cellular believes that the great majority of its existing facilities already comply with the requirements, the remainder will be brought into compliance as required and that the cellular telephones it sells comply with the standards.

    Initial cellular telephone licenses were granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular's licenses which it applied to have renewed in 1995, 1996, 1997, and 1998 were renewed.

    U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy in its upcoming renewal filings. Accordingly, U.S. Cellular believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of cellular operators or their activities and of other mobile service providers could have a material adverse effect on U.S. Cellular's operations.

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. Accordingly, many unserved area applications have been filed by U.S. Cellular and others and have generally been routinely granted. U.S. Cellular's strategy with respect to system construction in its markets has been to build cells covering areas within such markets that U.S. Cellular considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. In cases where applications for unserved areas are filed which are mutually exclusive and would result in overlapping service areas, the FCC decides between the competing applicants by an auction process.

    Pursuant to 1993 amendments to the Communications Act, cellular service is classified as a Commercial Mobile Radio Service ("CMRS"), in that it is service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring CMRS carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on cellular carriers. Enhanced 911 capabilities will enable cellular systems to determine the precise location of persons making emergency calls. The new rules will require cellular carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the cellular system. Since April 1998, cellular carriers have had to be able to identify the cell from which the call has been made. The rules will require cellular systems to improve their ability to locate wireless 911 callers by 2001.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the roaming subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationship with that carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/ wireline and wireless providers. LECs, in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for numbering portability. The FCC recently extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2002.

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. Interconnection rate issues will be decided by the states. Cellular carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result is expected to be favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is also proceeding to implement other parts of the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. The Company cannot predict the full extent of, nature of and interrelationships among state and federal implementation and other responses to the 1996 Act.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provisions and necessary for universal services, public safety and welfare, continued service quality and consumer rights.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Cellular carriers must provide such discounted rates in accordance with federal regulations. The FCC has implemented the mandate of the 1996 Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The 1996 Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. The obligation to make payments to support universal service has been expanded to include other telecommunications service providers, including cellular carriers. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous half year and began in the first quarter of 1998. Carriers are free to pass such charges on to their customers. Cellular carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states.

    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including U.S. Cellular and other wireless licensees, were to have implemented, by October 1998, certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. However, owing to disputes between the Federal Bureau of Investigation and the relevant industry groups about the law's requirements, the FCC has not yet adopted the necessary technical standards to enable carriers to meet those requirements. Questions also exist regarding reimbursement by a federal fund of certain of the costs involved. U.S. Cellular supported the efforts of industry groups to obtain from the FCC a postponement of the October 1998 deadline on the grounds that compliance with the originally proposed schedule was impossible. In September 1998, the FCC postponed the compliance deadline until June 2000.

    The FCC also has pending proceedings: (1) to ensure that the customers of wireless providers, among others, receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against authorized access to customer information; (3) to retain, relax or repeal its 45 megahertz ("MHz") cap on the amount of spectrum which entities under common ownership and control may hold in a single market and its related cellular cross-interest restrictions; and (4) to implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state.

    The FCC has also allocated a total of 140 MHz to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license is limited to two 10 MHz PCS channel blocks. As noted previously, the FCC is now reconsidering these ownership limits.

    PCS technology is similar in some respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with U.S. Cellular's operations in the markets where PCS systems have begun operations. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by U.S. Cellular. There can be no assurance that U.S. Cellular will not be adversely affected by such technological and regulatory developments.

    STATE AND LOCAL REGULATION. U.S. Cellular is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of cellular systems into service and the rates charged by cellular systems to customers. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed. In addition, states may still regulate other terms and conditions of cellular service.

    The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary. Further, the FCC is empowered under certain circumstances to preempt state regulatory authorities if a state is obstructing the Communications Act's basic purposes.

    U.S. Cellular and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and state regulatory authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have a significant impact on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. U.S. Cellular is unable to predict the scope, pace or financial impact of policy changes which could be adopted in these proceedings.

COMPETITION

    U.S. Cellular's principal competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Since each competitor operates its cellular system on a 25 MHz frequency block licensed by the FCC using comparable technology and facilities, competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered, and responsiveness of customer service. The competing entities in many of the markets in which U.S. Cellular has an interest have financial resources which are substantially greater than those of U.S. Cellular and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from PCS providers and ESMR system providers, both of which are able to connect with the landline telephone network. PCS providers have initiated service in many markets across the United States, including markets where U.S. Cellular has operations. PCS providers offer digital, wireless communications services to their customers. U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of U.S. Cellular's clusters throughout 1999. ESMR, an enhanced SMR system, has cells and frequency reuse like other wireless services, thereby eliminating any technological limitation. In recent years, ESMR providers have initiated service in several of U.S. Cellular's markets. Although less directly a substitute for cellular service, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

    Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to a mobile satellite system in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and several consortia to provide such service have been formed. Such a system is designed primarily to serve the communications needs of remote locations and a mobile satellite system could provide viable competition for land-based cellular systems in such areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market.

                              TELEPHONE OPERATIONS

OVERVIEW

    The Company's telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a full-service local exchange carrier providing high-quality telecommunication services, including local and long-distance telephone service and Internet access, to rural and suburban communities through TDS Telecom's 105 telephone company subsidiaries. Each of these telephone companies, ranging in size from less than 500 to more than 60,000 access lines, is an Incumbent Local Exchange Carrier ("ILEC"). TDS Telecom served approximately 547,500 access lines through its ILEC subsidiaries at December 31, 1998, in 28 states.

    The table below sets forth, as of December 31, 1998, (i) the nine largest states of operations of TDS Telecom based on the number of access lines and (ii) the total number of access lines operated by all of the telephone subsidiaries of TDS Telecom.

                                                                               NUMBER OF ACCESS LINES
STATE                                                                           AT DECEMBER 31, 1998    % OF TOTAL
----------------------------------------------------------------------------  ------------------------  -----------
Tennessee...................................................................             94,102               17.2%
Wisconsin...................................................................             90,099               16.5
Georgia.....................................................................             41,224                7.5
Minnesota...................................................................             31,463                5.7
Indiana.....................................................................             28,575                5.2
Alabama.....................................................................             26,735                4.9
Michigan....................................................................             24,721                4.5
Maine.......................................................................             24,037                4.4
New York....................................................................             23,959                4.4
                                                                                       --------              -----
    Total for 9 Largest States..............................................            384,915               70.3
Other States................................................................            162,585               29.7
                                                                                       --------              -----
      Total.................................................................            547,500              100.0%
                                                                                       --------              -----
                                                                                       --------              -----

    TDS Telecom provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Regional Bell Operating Companies ("RBOCs"), which purchase network access from TDS Telecom. In 1998, TDS Telecom began providing telecommunications services as a Competitive Local Exchange Carrier ("CLEC") in Madison, Appleton, Green Bay, Menasha and Neenah, Wisconsin under the TDS METROCOM brand name and in Minnesota markets including Brainerd, Duluth and St. Cloud under the USLink brand name. TDS Telecom served approximately 38,800 customers through its CLEC subsidiaries at December 31, 1998.

    Future growth in telephone operations is expected to be derived from providing service to new or presently unserved establishments, from business expansion in the areas served by TDS Telecom and others, from upgrading existing customers to higher grades of service, from increased usage of the network through both local and long-distance calling, from providing additional services made possible by advances in technology and from the acquisition of additional telephone companies.

    TDS Telecom is committed to offering its customers a full complement of telecommunications services, and is bundling those services in customer friendly packages in order to become a single source for their telecommunications needs. TDS Telecom intends to provide its customers with an ever-growing range of communications products and services covering their local, long distance, data, video and wireless needs. In 1998, TDS Telecom grew its competitive market offerings with products and services such as cellular telephone service (in partnership with U.S. Cellular), Personal Number Services, Prepaid Calling Cards, and a Commercial DISH Network (digital broadcast satellite) product.

    The following table summarizes certain information regarding TDS Telecom's telephone operations:

                                                               YEAR ENDED OR AT DECEMBER 31,
                                          -----------------------------------------------------------------------
                                              1998           1997           1996           1995          1994
                                          -------------  -------------  -------------  -------------  -----------
                                                                  (DOLLARS IN THOUSANDS)
ILEC Access lines(1)....................        547,500        515,500        484,500        425,900      392,500
  % Residential.........................          78.1%          78.3%          79.9%          80.6%        81.3%
  % Business (nonresidential)...........          21.9%          21.7%          20.1%          19.4%        18.7%
CLEC Access lines.......................         38,800       --             --             --            --
Total Revenues..........................  $     488,104  $     437,624  $     395,059  $     354,841  $   306,341
  % Local service.......................          28.0%          28.1%          28.0%          26.8%        26.8%
  % Network access and long-distance....          52.5%          53.9%          53.9%          55.1%        56.9%
  % Miscellaneous and other.............          19.5%          18.0%          18.1%          18.1%        16.3%
Depreciation and amortization expense...  $     111,402  $      98,021  $      88,459  $      77,354  $    68,878
Operating income........................         94,412        100,143        102,649         98,240       91,606
Construction expenditures...............        143,125        151,460        144,440        104,372      115,483
Total identifiable assets...............  $   1,341,856  $   1,221,463  $   1,181,084  $   1,058,241  $   984,563

------------------------

(1) An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

    TDS Telecom is a wholly-owned business unit of TDS, founded in 1968. TDS Telecom's corporate headquarters are located in Madison, Wisconsin.

BUSINESS STRATEGY

    TDS Telecom has historically produced revenue growth in its ILEC markets by providing its customers with state-of-the-art telecommunications solutions, maintaining a high quality of on-going service and selectively acquiring local telephone companies. Management believes that TDS Telecom has a number of advantages as an ILEC, including (i) a modern network substantially upgraded to provide a variety of Advanced Calling Services ("ACS"), (ii) a strong local presence and established brand name, (iii) economies of scale not available to smaller independent operators and (iv) attractive, growing markets. However, the competitive environment in the telecommunications industry has changed significantly as a result of technological advances, increasing customer requirements and regulatory changes, including the Telecommunications Act of 1996 ("the 1996 Act"). In response to this changing competitive environment, TDS Telecom's business plan is designed to leverage TDS Telecom's strength as an ILEC into a full-service telecommunications company. The business plan provides for TDS Telecom to meet these challenges in three areas: (i) by growing and protecting TDS Telecom's core ILEC business, (ii) by leveraging its strengths into attractive new markets, and (iii) by creating a robust line of data products and services, and selling them in existing and new markets.

    GROW AND PROTECT CORE ILEC BUSINESS

    Management of TDS Telecom believes that the key to growing and protecting its existing ILEC markets is to continue to build customer loyalty by providing superior customer service, offering a suite of standardized products and services, including bundled service offerings, and rapidly developing new products and services. Management of TDS Telecom believes that its community-based business offices offering full face-to-face customer service are a fundamental competitive advantage. That advantage was further enhanced in 1998 when TDS Telecom rolled out its Virtual Business Office ("VBO") initiative, which links multiple business offices electronically, permitting TDS Telecom to maintain its local presence while expanding hours and achieving certain efficiencies of a consolidated call center. With respect to products and services, TDS Telecom markets itself to consumers as a single telecommunications provider offering bundled packages of advanced telecommunications services including local, long distance, Internet and data services. These service packages are all offered under the TDS Telecom brand name in order to benefit from the brand equity in this name. In addition, management of TDS Telecom believes it can achieve cost economies by refining its acquisition strategy to focus on certain acquisitions which will increase the geographic clustering of TDS Telecom's ILEC markets. See "--ILEC Telephone Markets".

    LEVERAGE STRENGTHS INTO CLEC MARKETS

    TDS Telecom has begun its controlled entry into certain targeted midsized communities, geographically proximate to existing TDS Telecom facilities and service areas, for facilities-based entry as a CLEC (a term which depicts companies that enter the operating areas of traditional telephone companies). Management of TDS Telecom believes that the smaller size of these markets reduces the likelihood of facing significant competition and it can offer a significantly improved service level over that of the ILEC. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial and control accounting, technology planners, etc.) built for the ILEC business, management believes that TDS Telecom can become profitable in markets too small for start-ups and become profitable faster than start-ups at the high end of its targeted range (about 200,000 population). As in its ILEC markets, TDS Telecom intends to be the single source for customers' telecommunications needs in its CLEC markets.

    The geographic focus of TDS Telecom's CLEC strategy is designed to leverage TDS Telecom's existing infrastructure to facilitate early entry into new CLEC markets and to complement TDS Telecom's ILEC clustering strategy. Consistent with this strategy, TDS Telecom initiated service as a CLEC in Madison, Wisconsin, and in Brainerd, Duluth and St. Cloud, Minnesota, in January 1998 and initiated service as a CLEC in Appleton, Green Bay, Menasha and Neenah, Wisconsin, in June 1998. In Minnesota, TDS Telecom has adopted a slightly different strategy by entering as a CLEC through its long-distance subsidiary, USLink. USLink is able to build on its relationship developed as a long distance reseller and now offers local and Internet access services to its long distance customers in a number of locations in Minnesota. During 1999, USLink will be converting customers in Brainerd, Duluth and St. Cloud to its facilities as part of its long-term strategy. TDS Telecom plans to expand its CLEC operations to additional markets if the results of operations in the aforementioned markets prove successful. See "--CLEC Telephone Markets".

    PURSUE EMERGING DATA MARKETS

    Data communications is one of the fastest growing segments of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data products in all of its markets, thereby positioning itself as a full-service data networking service provider. TDS Telecom currently provides Internet access service to its ILEC and CLEC customers. Most of TDS Telecom's data products are in the early stages of development. See "--Data Initiatives".

ILEC TELEPHONE MARKETS

    TDS Telecom's goal is to be a leading provider of electronically deliverable products in its ILEC markets. According to published sources, at December 31, 1998 TDS Telecom was the 9th largest non-Bell local exchange telephone company in the United States, based on the number of telephone access lines served. At December 31, 1998, the telephone subsidiaries of TDS Telecom served approximately 547,500 access lines in 28 states. TDS Telecom currently operates over 435 central office and remote switching centers in its telephone operating areas. Substantially all of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers, including call forwarding, conference calling, caller identification, selective call ringing and call waiting. At December 31, 1998, TDS Telecom's telephone subsidiaries also provided Internet services to approximately 4,000 customers.

    As one of the major independent telephone companies in the United States, TDS Telecom's ILECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The ILECs also provide directory advertising through a contract with another company and billing and collection services to interexchange carriers ("IXCs"). TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

    RETAIL MARKETS

    TDS Telecom's ILEC presence includes a Retail Markets Group and Wholesale Markets Group. The Retail Markets Group is the customer-facing organization for all retail sales with residential and commercial customers. The Retail Markets Group includes 119 sales and service offices located in 28 states. The retail customer base is a mix of rural and suburban customers, with significant concentrations in the Upper Midwest and in the Southeast. Approximately 78% of TDS Telecom's retail access lines serve residential customers and approximately 22% serve business customers. Most business customers could be described as small business or small office/home office type customers.

    The Retail Markets Group has three primary goals to support its grow and protect strategy: (i) build customer loyalty, (ii) grow revenues, and (iii) control costs. Management of TDS Telecom believes it can achieve these goals by offering a continually updated flow of new products and services through value-added packages and bundles, by building brand equity in the TDS Telecom brand name, and by providing superior customer service to its retail customers.

    VALUE ADDED PRODUCT BUNDLES AND PACKAGES. Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of telecommunication services and bundling those services in customer-friendly packages it can build customer loyalty and reduce customer churn. TDS Telecom added several new services in 1998 by combining the services of its network with the services of carefully selected strategic partners. These products include: cellular telephone service (in partnership with U.S. Cellular), Personal Number Services, Prepaid Calling Cards, and a Commercial DISH Network (digital broadcast satellite) product. These products were sold both as stand-alone items and as part of value-added product bundles and packages. TDS Telecom will continue to pursue relationships with strategic partners to further develop the long distance, video and wireless components of its product mix.

    BRAND EQUITY. TDS Telecom continued the branding process started in 1996. This process adopted the TDS Telecom name as a unified brand name across its ILEC markets to build its brand image. TDS Telecom has continued its customer awareness campaign to build awareness of the TDS Telecom name. TDS Telecom continues to build name awareness through existing customer-facing vehicles such as bill statements, and vehicle and company signage. Centralized media purchasing has enabled higher reach and frequency at a lower cost. In 1998, TDS Telecom focused on building a positive share of mind with current and prospective customers. This was done by increasing the volume of public relations messages and through linkage of company image with sales and marketing messages. The strategy will continue through 1999. Management of TDS Telecom believes that branding will increase the loyalty of its customers and also reduce expenses through more cost-effective marketing.

    CUSTOMER SERVICE. TDS Telecom makes a unique customer service offer to its retail customers. TDS Telecom is a large national company with a local sales and service office in each of its ILEC markets. This combination provides TDS Telecom's retail customers with the economies of scale and product offers generally associated with large companies. It also provides the high levels of personal customer service generally associated with small companies, through community-based professional service representatives and field representatives who both live and work in the communities served. TDS Telecom's strength in two key areas--product/price and customer service-- provides a fundamental competitive advantage for TDS Telecom.

    TDS Telecom began deploying a Virtual Business Office ("VBO") initiative in 1998. This initiative enables multiple local sales and service offices to function as a single office. Management of TDS Telecom believes that VBO will facilitate enhanced customer service at a lower cost. Cost savings are expected to come through standardization of training and procedures and improved voice and customer service application technology. Enhanced customer service will come through expanded hours of operation, improved product, service and sales training for all customer sales and service representatives, and through improved customer access to company personnel on the first call. Initial customer surveys show that customer satisfaction with transactions in the VBO environment is equal to or better than satisfaction with transactions in the prior environment. TDS Telecom plans to complete deployment of VBO in 1999.

    WHOLESALE MARKETS

    The Wholesale Markets Group focuses on TDS Telecom's wholesale customers and has traditionally provided a majority of TDS Telecom's revenues. TDS Telecom receives much of its ILEC revenue from the sale of traditional wholesale services, such as access service charges and billing and collections services to the IXCs. As a result, TDS Telecom continues to provide a high level of service to traditional IXC wholesale customers such as AT&T, MCI, Sprint and the RBOCs.

    ACCESS REVENUES. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long-distance traffic on its network. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return. Access revenues account for approximately 56% of the revenue generated by TDS Telecom's ILEC subsidiaries.

    TDS Telecom participates in the National Exchange Carrier Association ("NECA") interstate common line and traffic sensitive tariffs for all but one of its ILEC subsidiaries. These operating companies participate in the access revenue pools administered by NECA, which collect and distribute revenue from interstate access services. The FCC created NECA and it is subject to FCC rules and oversight.

    The FCC regulates interstate toll rates and other matters relating to interstate telephone service. On June 4, 1998, the FCC released a Notice of Proposed Rulemaking (NPRM) on access reform for local exchange carriers subject to rate of return regulation. In the NPRM, the FCC proposed changes similar to those which were ordered for price cap local exchange carriers ("LECs") in 1997. The proposed changes could negatively affect rural LECs' ability to recover costs from the interstate jurisdiction. The FCC also released an NPRM on jurisdictional separations reform on October 7, 1997. In the NPRM, the FCC reviewed the current procedures for separating LECs' service costs between state and federal jurisdictions. Many of the proposals in the NPRM seek to limit costs assigned to the interstate jurisdiction and seek to assign greater costs to the intrastate jurisdiction. To the extent that the costs are not made up in the federal and state universal service mechanisms, TDS Telecom may seek rate increases to offset any reductions in interstate revenues. The FCC has not yet issued a final order on either of these two NPRMs.

    TDS Telecom is also monitoring the effects of increasing volumes of Internet traffic on the operating telephone subsidiaries' ability to appropriately recover the network-related costs associated with this traffic. Unless changes to the access charge methodology and/or to the separations process are made, increasing costs will continue to be shifted to the intrastate jurisdiction for recovery and TDS Telecom may need to seek rate increases to recover these costs.

    Where applicable and subject to state regulatory approval, TDS Telecom's ILEC subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, a source of substantial revenues to TDS Telecom's ILECs, have been replaced with access-charge-based arrangements. In these cases, access charges are typically set to generate revenue flows similar to those realized in the pooling process. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates. Some states are utilizing a state high cost fund to offset access charge reductions.

    FEDERAL FINANCING

    TDS Telecom's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service ("RUS"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Currently, the RUS is authorized to issue hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (5.71% for its fiscal year ended September 30, 1998), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money. All such loans have a maturity date based on the life of the assets being financed.

    Substantially all of TDS Telecom's telephone plant is pledged under, or is otherwise subject to, mortgages securing obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. In any calendar year, companies with greater than 40% net worth to total assets can distribute the entire amount above 40%. The majority of TDS Telecom's telephone subsidiaries exceed this percentage. Approximately $400.9 million may be paid as dividends from the operating subsidiaries to TDS Telecom and TDS.

    At December 31, 1998, TDS Telecom's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $116.4 million, at a weighted average annual interest rate of 5.10%, to finance specific construction activities in 1999 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. TDS Telecom's operating telephone companies intend to make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be.

    FEDERAL SUPPORT REVENUES

    To promote universal service, the FCC developed a number of federal support mechanisms to keep telephone rates affordable for both high-cost rural areas and low-income customers. Many of TDS Telecom's ILEC subsidiaries provide telephone service in rural areas and all of them offer service to low-income customers.

    The 1996 Act codified universal service; set forth principles for ensuring affordable access to modern telephone service nationwide; established discounts for schools, libraries and rural health care facilities; and established a federal-state joint board to make recommendations to the FCC regarding implementation of the universal service provisions of the 1996 Act. On May 8, 1997, the FCC released its Order on universal service, adopting many of the joint board's recommendations. The FCC adopted the use of forward-looking proxy cost models to determine costs rather than relying on actual costs. However, rural LECs will continue to receive support based on their actual costs through at least December 31, 2000. Rural LECs will then transition to another method of receiving support if it can be shown that the method will be sufficient to meet the universal service needs of customers in the areas they serve. Proceedings to resolve additional universal service issues, including what ILEC or CLEC lines can receive support, petitions for reconsideration and judicial appeals of portions of the FCC's universal service rules and policies remain pending.

    The FCC's Order also mandated that all telecommunications providers contribute to the universal service fund beginning January 1, 1998. However, the Order allows LECs to recover these contributions through their interstate access rates.

    The final rules to implement the universal service provisions of the 1996 Act will involve development of new support mechanisms and changes in the eligibility criteria. In addition, some of TDS Telecom's LEC subsidiaries operate in states where support and rate structures are either being re-evaluated or have already been changed. Full recovery of universal service costs in the future through interstate and intrastate mechanisms is uncertain. If interstate or intrastate support decreases, TDS Telecom's LEC subsidiaries may pursue local service rate increases to recover the difference.

    Historically, telephone company acquisition and investment decisions assumed the ability to recover the cost and a reasonable rate of return through local service, access and support revenues. Significant changes in the universal service funding system could affect TDS's and TDS Telecom's acquisition and investment strategy.

    TELEPHONE ACQUISITIONS

    TDS and TDS Telecom continually review attractive opportunities to acquire operating telephone companies. Since January 1, 1994, TDS has acquired 16 telephone companies serving a total of 77,100 net access lines for an aggregate consideration totaling $238.1 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted of $27.3 million in cash and notes, 155,000 TDS Preferred Shares and 4.4 million TDS Common Shares. TDS sold one telephone company serving 1,100 access lines in 1995.

    Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. The Company has modified its acquisition strategy to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom's growth strategy. While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to it or that regulatory approvals, where required, will be received.

    It is TDS Telecom's policy to preserve, in so far as possible, the local management of each telephone company it acquires. TDS Telecom provides the telephone subsidiaries with centralized purchasing and general management and other services, at cost plus a reasonable rate of return on invested capital. These services afford the subsidiaries expertise in finance, accounting and treasury services; marketing; customer service; traffic; network management; engineering and construction; customer billing; rate administration; credit and collection; and the development of administrative and procedural practices.

CLEC TELEPHONE MARKETS

    The 1996 Act facilitates entry of TDS Telecom into new markets by requiring non-exempted ILECs (e.g., RBOCs and GTE) to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which the ILEC already offers services. TDS Telecom, through TDS METROCOM and USLink, wholly owned subsidiaries of TDS Telecom, has targeted certain midsized communities, geographically proximate to existing TDS Telecom facilities and service areas for facilities-based entry as a CLEC. Management of TDS Telecom believes that the size of the target markets will sustain one or two facilities-based competitors in addition to the ILEC. While additional competitors may enter such markets as resellers, TDS Telecom believes only facility-based CLECs will be profitable over the long term because facilities will provide a long-run cost advantage, discourage further competitors from entry and enable an alternative wholesale strategy for growth. To this end, TDS Telecom plans to build switching and other network facilities in its targeted CLEC markets. TDS Telecom plans to follow a "clustering" approach to building its CLECs which will allow it to seek regional long distance traffic, share service and repair resources, and realize marketing efficiencies. As in its ILEC markets, TDS Telecom intends to become an Integrated Communications Provider ("ICP") in its chosen CLEC markets. It will provide local, long distance, Internet access and other services through its own facilities and via resale. TDS Telecom intends to resell mobile services in many markets. TDS Telecom's CLEC strategy is currently focused on third-tier cities in Wisconsin and Minnesota.

    TDS Telecom's first CLEC in Madison, Wisconsin, became operational in January 1998. The Madison CLEC is a facilities-based, full-service alternative to Ameritech and Mid-Plains Telephone Companies, providing both voice and data services to commercial and consumer accounts, as well as wholesale services to IXCs and other carriers. TDS Telecom also began CLEC operations in Appleton, Green Bay, Menasha and Neenah, Wisconsin. USLink began offering local service (in addition to its long distance and Internet products) on a resale basis in 1998 in Minnesota, with a focus on the Brainerd, St. Cloud and Duluth markets. USLink plans to deploy local facilities in these markets during 1999 to enhance the operating margins. TDS Telecom will consider expanding into other markets if the results of operations in the aforementioned markets prove successful.

    The CLEC strategy will place primary emphasis on the small and medium-sized commercial and wholesale customers such as Internet Service Providers ("ISP's"), cellular, paging and PCS companies. Consumer markets will be pursued approximately six months after the CLEC enters the commercial market. Wholesale customers purchase transmission capacity and access services from CLECs. These services will be available to wholesale customers shortly after network completion. TDS Telecom believes that these customers are generally more sophisticated and are more likely to switch providers to obtain network reliability, redundancy and more flexible pricing. Medium-sized commercial prospects are characterized by above-average access line to employee ratios, heavier utilization of data services, and a focus on using telecommunications for business improvement rather than on cost reduction concerns. The companies are generally growth-oriented and may be underserved by the ILEC or major IXCs. TDS Telecom will pursue a personal selling approach for its primary target markets. This approach builds on customer preference for integrated communication services and the customer's perception that the quality of the product is in the personalized service.

    While the CLEC is positioning itself as a high-quality provider, it expects price competition from the ILECs as they attempt to retain and regain their customers. The CLEC will seek to maintain an efficient cost structure to ensure it can match price-based initiatives from competitors. The ILEC is likely to be constrained in the short term by the existing regulatory environment; as a result, TDS Telecom expects to be more flexible in responding to customer needs. To effectively compete in this new environment, TDS Telecom will enhance its efforts at product development to provide high-quality, cutting-edge services to its customers.

    TDS Telecom believes the targeted third-tier markets present a significant opportunity to market data services, as the major carriers serving these locations have typically underinvested in these markets despite the growing demand. Switched data communications represents one of the fastest growing segments of the telecommunications services market. Computer proliferation, connectivity via local and wide area networks, the Internet and the emergence of multimedia applications are all driving demand. As a result, the domestic network infrastructure is strained at both the local and national levels. TDS Telecom's CLEC initiative will add local capacity in its selected cities designed to accommodate this growth.

DATA INITIATIVES

    TDS Telecom is also seeking to recognize additional revenue opportunities in adjacent areas of the telecommunications industry. In 1998, TDS Telecom continued to expand its investments into data communications to offer a suite of data products in its CLEC and in many of its ILEC markets. TDSNET, TDS Telecom's Internet service provider, expanded its operation in 1998 to serve approximately 43,000 customers at December 31, 1998. As of December 31, 1998, TDS Telecom integrated its Internet and developing data services into existing products and services offered by its ILEC and CLEC business units. Alignment of the company's growing Internet product line into its core business units, coupled with sales and marketing strategies focused on in-territory and nearby markets, will allow TDS Telecom to continue its Internet sales growth while benefiting from operational and financial synergies. The FCC has proposed to reduce the dominant carrier regulation on an ILEC's advanced network capabilities, but only if the ILEC's basic telephone services and advanced operations follow strict standards for structural and operational separation. During 1998, management determined that the TDS Datacom structured wiring business did not fit well with the Company's other lines of business and subsequently TDS Datacom was disposed of through a combination of sales and market closings.

    In furtherance of TDS Telecom's strategy to position itself as a full-service, networking service provider, it plans to make high-speed Digital Subscriber Loop ("DSL") based services available to customers in several of its ILEC markets. TDS Telecom believes DSL technology will form the foundation for new, high-speed data services and applications and has conducted trials of DSL modems manufactured by several vendors. The first commercial offering of DSL began in Wisconsin in 1998. This technology will be employed to offer high-speed Internet access as well as high-speed LAN connectivity to remote users. In addition, TDS Telecom plans to offer Frame Relay and asynchronous transfer mode ("ATM") services in select markets. TDS Telecom is expanding its business offerings to include web hosting services and customized web content development for various sized market segments. TDS

Telecom also plans to attract new Internet customers by offering Internet access appliances. TDS Telecom is a provider of enterprise network management center ("ENMC") services to large businesses and government through expanded use of its own network management facilities, and its knowledgeable personnel. Such services would consist of centralized network monitoring as well as network management. In 1997, the State of Wisconsin awarded TDS Telecom the "BadgerNet" ENMC multi-year contract. The BadgerNet ENMC has been designed to provide a focal point for the operational management of over 72 state agency and university networks, services and equipment and began operations in 1998. TDS Telecom believes it has developed substantial expertise in developing its ENMC and has the capacity through existing facilities (and personnel) to provide ENMC services to additional third parties.

    Although TDS Telecom currently operates these businesses, they are in an early stage of development. There can be no assurance that TDS Telecom will expand these businesses.

SALES AND MARKETING

    TDS Telecom seeks to leverage its networks through sales and marketing activities targeted at two separate customer groups: retail and wholesale. Retail customers are composed primarily of residential customers, businesses, government and institutional telecommunications users. Wholesale customers consist of IXCs and information service providers such as commercial data processing service providers and ISPs.

    RETAIL MARKETS

    COMMERCIAL MARKETS. Businesses account for approximately 22% of TDS Telecom's access lines. TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are employed for each segment. Account executives focus on the most profitable customers by staying in contact with them on a regular basis. TDS Telecom employs an aggressive compensation plan for its account executives targeted at revenue and customer satisfaction results.

    CONSUMER MARKETS. TDS Telecom's promotional and sales strategy consists of two major initiatives: building brand equity by creating awareness of the TDS Telecom brand name; and using direct marketing to sell specific products and product groupings. Approximately 78% of TDS Telecom's total access lines are residential. Approximately 25% of TDS Telecom's residential customers live in rural areas, while the other 75% are located in suburban settings. The nature of TDS Telecom's markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. It has been more selective, though still active, in the use of telemarketing as a means of generating awareness, qualified leads, and actual sales. Newspaper is used as well. Uniform branding has made the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its media mix.

    In nearly all of its markets, TDS Telecom offers the complete family of custom calling services including call waiting, call forwarding, three-way calling, and speed dialing. In 1998, TDS Telecom sold 10,200 residential second lines, an increase of 37% over 1997. TDS Telecom's advanced calling services ("ACS") family of products is centered around Caller ID service. In 1998, the ACS family of services were available to 89% of the lines in service compared to 78% in 1997. Penetration of Caller ID increased from 16% to 19% of lines equipped, and aggregate penetration of ACS increased from 30% to 35% of lines equipped.

    WHOLESALE MARKETS

    Access charges, billing and collection services and other primarily traditional wholesale offerings generated $275 million, or approximately 60%, of TDS Telecom's revenue for the year ended December 31, 1998. Wholesale customers are currently serviced by account teams in Madison, Wisconsin, and

Knoxville, Tennessee. These teams manage and coordinate the purchasing of access services by the major IXC's and RBOCs on a national basis.

    TDS Telecom also provides new wholesale offerings to non-traditional customers. TDS Telecom has targeted wireline and wireless telecommunications service providers and select vertical markets.

COMPETITION

    ILEC MARKETS

    The 1996 Act has helped to introduce a new wave of competition in the telecommunications industry. The 1996 Act embraced competition in telecommunications as a national policy and also started the process of deregulation. The 1996 Act requires ILECs to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which the ILEC already offers services. The 1996 Act also allows CLECs to co-locate network equipment on the ILEC's premises and prevents ILECs and CLECs from unduly restricting each other from use of facilities or information that would allow other organizations to effectively compete with them. The FCC has proposed adding further interconnection requirements to spur competitive broadband development.

    All 105 TDS Telecom ILEC companies are exempt from many of the provisions of the 1996 Act. Specifically, they are exempt from the requirements imposed on the ILECs until they receive a bona fide request for interconnection and the state commission lifts the exemption. This, coupled with the economics of competing in lower population density markets, may delay certain forms of competition occurring in TDS Telecom ILEC service areas while additional regulatory issues are resolved. However, some TDS Telecom ILECs already face interconnection requests, filed by potential competitors, and TDS Telecom believes there will eventually be open entry into nearly every aspect of the telephone industry, including local service, interstate and intrastate toll, switched and special access services and customer premises equipment.

    TDS Telecom expects competition in the telephone business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. Increased competition is expected from competitive access providers, IXCs, out-of-territory RBOCs and independent telephone companies, niche entrepreneurs, cable and utility companies, and wireless and satellite providers. To face this increasing competition, TDS Telecom's strategy is to build customer loyalty by providing superior customer service, offering a suite of standardized products and services bundled in response to customer preferences, and rapidly developing new data products and services.

    In the long-run, TDS Telecom believes that the wireless companies pose the most significant threat to the local exchange industry. Wireless providers are also seeking universal service support in various rural markets. Although traditional analog cellular radio service currently cannot match the features or the clarity of communications provided via wireline networks, and as a result of high error rates and speed limitations is not suitable for data transmission, advances in digital cellular and PCS technology may permit wireless companies to match the functionality and clarity of wireline communication and still allow customers the mobility of traditional wireless service. As the emerging PCS companies compete directly with established cellular radio companies, flat-rate pricing alternatives may drive wireless rates towards or below wireline rates. In order to minimize the impact of wireless competition, TDS Telecom is pursuing wholesale service agreements with wireless companies to provide services to them and expects to provide wireless services through resale in many of its markets.

    CLEC MARKETS

    In Wisconsin and Minnesota and in each location in which TDS Telecom expands as a CLEC, TDS Telecom faces, and expects to continue to face, significant competition from the ILECs which currently dominate their local telecommunications markets. TDS Telecom will compete with the ILECs on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers, may have the potential to subsidize competitive services from monopoly service revenues, and benefit from some favorable state and federal regulations. TDS Telecom will seek to achieve parity with the ILECs to be able to provide a full range of local telecommunications services.

    Although the ILECs generally are subject to greater pricing and regulatory constraints than CLECs, ILECs are achieving increased pricing flexibility for their services as a result of, among other things, the 1996 Act. Existing competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available ILEC networks. In addition, TDS Telecom believes that, in general, it will provide more attention and responsiveness to its customers than will its ILEC competitors.

    TDS Telecom may face competition from other CLECs and other potential competitors in certain of the cities in which TDS Telecom plans to offers its services. Many of TDS Telecom's existing and potential competitors have financial, personnel and other resources significantly greater than those of TDS Telecom. However, TDS Telecom believes that its strategy of targeting third-tier cities (midsized communities), and its capital, technical and management resources will enable it to achieve its strategic objectives.

    In addition to the ILECs and other CLECs, potential competitors capable of offering private line, special access and local exchange services include long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators, and private networks built by large end users. Previous impediments to certain utility companies entering telecommunications markets under the Public Utility Holding Company Act of 1935 were removed by the 1996 Act.

CONSTRUCTION AND DEVELOPMENT PROGRAM

    In 1998, TDS Telecom continued its program of enhancing and expanding its service providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as Signaling System 7 ("SS7"), fiber optic fed Digital Serving Areas ("DSAs"), Integrated Services Digital Network ("ISDN"), and ACS. The following table shows that TDS Telecom continues to make these advanced features available to a large majority of its customers:

                                                                                  AS OF DECEMBER 31, 1998
                                                                       ---------------------------------------------
                                                                       # OF EQUIPPED LINES     % OF EQUIPPED LINES
                                                                       --------------------  -----------------------
Signaling System 7...................................................          509,331                    96%
Advanced Calling Services............................................          509,331                    96%
Integrated Services Digital Network..................................          400,715                    76%

    As TDS Telecom upgrades and expands its network, it is also standardizing equipment and processes to increase efficiency and has centralized the monitoring and management of its network to reduce costs and improve service reliability. TDS Telecom formed strategic alliances with Lucent Technologies and Siemens Telecom Networks to modernize and standardize TDS Telecom's switching platform with the Lucent 5ESS-2000 and Siemens EWSD switches. This standardized switching platform assisted TDS Telecom in implementing its 24-hour-a-day/7-day-per-week Network Management Center. The Network Management Center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact. The Network Management Center is proactively monitoring 100% of TDS Telecom's network.

    TDS Telecom's total 1999 capital budget is $120 million compared to actual capital expenditures of $143.1 million in 1998 and $151.5 million in 1997. The telephone capital additions budget for 1999 includes approximately $12 million for current CLEC markets, $45 million for outside plant facilities and $35 million for switching facilities in the ILEC markets. Financing for the 1999 capital additions will be primarily provided by internally generated funds and supplemented by federal long-term financing.

REGULATION

    TDS Telecom's ILEC subsidiaries are regulated by state regulatory agencies and TDS Telecom seeks to maintain positive relationships with these regulators. Rate setting, including local rates, intrastate toll rates and intrastate access charges, are subject to state commission approval in most states. The state regulators also establish and oversee any state universal service funds. TDS Telecom will continue to pursue necessary changes in rate structures to ensure affordable rates and reasonable earnings.

    State regulators can approve service areas, service standards, and accounting methods. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States have traditionally regulated entry into local markets by designating a single carrier to be the universal service provider. However, the 1996 Act has almost completely pre-empted state authority over market entry. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety, and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, and the FCC must pre-empt challenged state requirements if they impose such barriers to entry, a state retains limited authority to regulate certain competitive practices in rural telephone company service areas. Proceedings to pre-empt laws and policies in several states are pending before the FCC.

    The 1996 Act establishes a general duty for all telecommunications carriers, including wireless providers, to interconnect with other carriers. Congress prescribed a more specific list of interconnection requirements for all LECs including resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. The FCC recently ruled that Internet access traffic is primarily interstate, but left in place negotiated contracts and state arbitrated arrangements for local reciprocal compensation between ILECs and CLECs that provide interconnecting links between ISPs and their customers, as well as the existing exemption from interstate access charges applicable to ISPs. Challenges to these non-interstate arrangements for interstate traffic will now continue at the federal appellate court level.

    Unless exempted, or granted suspension or modification, ILECs have additional obligations: (a) to negotiate in good faith terms of interconnection;
(b) to comply with more detailed interconnection terms, including non-discrimination and unbundling their network and service components so competitors may use only those elements they choose for providing their services; (c) to offer their retail services at wholesale rates to facilitate resale by their competitors; and (d) to allow other carriers to place equipment necessary for interconnection or access on their premises.

    The FCC has adopted or is considering rules and policies implementing the provisions of the 1996 Act. Many of the FCC determinations made to implement the 1996 Act and to facilitate competition in local service and other telephone services involve investment and upgrades to TDS Telecom LEC networks, and impose greater costs and obligations on ILECs than on their competitors. These investments and upgrades include requirements to implement local number portability so subscribers may change to competitors' services without changing their telephone numbers, network signaling information that must be provided to certain other carriers and pay phone providers, requirements for preventing unauthorized use of customer information gained from providing telephone service for other purposes, and other changes that require additional investments and expenses. TDS Telecom is seeking to comply with these requirements or to obtain the necessary suspensions or modifications where appropriate, while at the same time also pursuing policies that provide a fair opportunity to recover its costs. A new law also requires LECs to provide certain communications for law enforcement purposes. The full cost and the adequacy of the government compensation are not yet known, but the LEC industry is pursuing regulatory policies that cover any shortfall in available government compensation. The FCC is also exploring how to comply with the requirement in the 1996 Act for federal and state authorities to encourage nationwide advanced broadband infrastructure development that could require extensive additional investment.

    As defined in the 1996 Act, all of TDS Telecom's ILEC subsidiaries qualify as rural telephone companies. Therefore, they are exempted from the ILEC interconnection requirements until they receive a bona fide request for interconnection and the state commission lifts the exemption. The FCC has also adopted extensive rules for state commissions to follow in mediating and arbitrating interconnection negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The 1996 Act establishes deadlines, standards for state commission approval of interconnection agreements and recourse to the FCC if a state commission fails to act. A federal appellate decision striking down FCC pricing regulations for interconnection and several rules that limited TDS Telecom telephone companies' ability to obtain regulatory relief from stricter interconnection requirements for incumbent telephone companies was taken to the U.S. Supreme Court in petitions for certiorari. On January 25, 1999, the Supreme Court overturned most of the Eighth Circuit Court of Appeals decision that the FCC's interconnection rules unlawfully infringed upon state regulatory jurisdiction. Among the rulings the Supreme Court struck down were decisions that the FCC had unlawfully increased the showings and changed the burden of proof for retaining a rural ILEC's interconnection exemption and had misread the 1996 Act to allow an ILEC's competitors to demand piece parts of interconnection agreements negotiated by other competitors with ILECs without agreeing to the overall terms of the agreement.

    TDS Telecom seeks to maintain and enhance existing revenue streams despite heightened earnings review activity by state regulators and the advent of local exchange competition sparked by the 1996 Act. TDS Telecom is preparing for competition even though its operating subsidiaries remain governed by state regulators. For example, TDS Telecom is seeking the necessary pricing flexibility to adjust its rate structures to a more competitive model. TDS Telecom is also participating in state regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high cost rural service areas to keep TDS Telecom ILECs' rates affordable and allow for the continued development of rural infrastructure. The ongoing changes in public policy due to numerous court proceedings and the introduction of competition may affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

    While the majority of TDS Telecom's ILEC subsidiaries continue to operate in a rate-of-return environment, a number of state commissions are negotiating, or have agreed to, alternative regulation plans with LECs. Price regulation, the most common form of alternative regulation, focuses on the price of telecommunication services. TDS Telecom's ILEC subsidiaries in Alabama, Arkansas, Michigan and Pennsylvania are currently operating in a price-regulated environment, whereby the commissions in those states no longer review earnings. For several years, the RBOCs and some of the nation's larger LECs have operated under an FCC "price cap" plan, modified in 1997, where earnings can be increased only through productivity improvements.

    For 1998, TDS Telecom's telephone subsidiaries did not elect either price caps or an alternative FCC plan, which was designed for smaller LECs. Instead, the operating subsidiaries plan to continue to abide by traditional rate-of-return regulation for interstate purposes, unless those regulatory requirements are changed. Since approximately one-third of TDS Telecom's telephone subsidiaries serve high-cost areas, important averaging mechanisms associated with the NECA pooling process would be lost if TDS Telecom elected either of the alternatives to traditional rate-of-return regulation. However, the FCC periodically considers whether to initiate a proceeding to lower the allowed rate-of-return for rate-of-return LECs. On October 5, 1998, the FCC released a Public Notice initiating a proceeding to represcribe the authorized rate of return for interstate services provided by ILECs. Currently, this rate is set at 11.25%. Reduction of the interstate rate of return would have detrimental effects on ILECs and may impact the ability of ILECs to continue to invest in infrastructure and economic development. TDS Telecom, along with the rural industry associations, believes that it is inappropriate for the FCC to represcribe the rate of return at this time, and that represcription should not occur until after the FCC resolves other pending issues including universal service, access reform, and separations reform. If the FCC proceeds with the represcription, TDS Telecom may potentially be faced with a lower allowed interstate rate of return, a reduction in universal service funds, and potentially higher local rates.

    Access to affordable long-distance service in rural areas was achieved because the FCC ordered AT&T to provide nationwide average rates. As a result of increasing competition, the FCC lifted all regulations relating to AT&T's interstate services in 1996. However, the 1996 Act preserves interstate toll rate averaging and endorses a nationwide policy that interstate and intrastate long-distance rates of all long-distance carriers should not be higher in rural areas than in urban areas they serve. TDS Telecom will continue to monitor regulatory activities at both the federal and state levels to ensure continued affordable long-distance and local rates for even its most remote exchanges.

                            BROADBAND PCS OPERATIONS

    The Company's broadband PCS operations are conducted through Aerial and its subsidiaries. Aerial is a provider of Personal Communications Services in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus Major Trading Areas (collectively, the "PCS Markets"). The PCS Markets include approximately 27.7 million population equivalents. Aerial has constructed networks for its PCS Markets using Global System for Mobile Communication ("GSM") technology. Aerial served 311,900 PCS telephones at December 31, 1998. At December 31, 1998, Aerial had expanded its system coverage to total more than 80% of the six MTAs' total population.

    PCS is the term used to describe the wireless telecommunications services that are offered by those companies that acquired licenses for radio spectrum (frequency range 1850-1990 MHz) in the Federal Communications Commission ("FCC") auctions and are the newest entrants in the wireless telecommunications market. PCS competes directly with existing cellular telephone, paging and specialized mobile radio services. PCS providers were the first in most markets to offer mass market all-digital mobile networks. In addition, Aerial believes PCS providers may be among the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunications services.

    Aerial's strategic goal is to take full advantage of the potential of wireless telecommunications. Aerial sees an opportunity for significant growth in the wireless telecommunications market through the shift of existing wireless usage patterns from applications focused on business use, special occasions and emergencies to much broader applications for everyday use. Aerial is structured to meet the increasingly competitive challenges of the wireless telecommunications marketplace, and has a marketing-oriented approach focused on serving its customers and their needs. Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable.

    During 1996 and early 1997, Aerial contracted for network equipment, billing systems, support software and the equipment and services necessary to launch service. Additionally during this period, Aerial completed the design for its PCS networks, acquired and built out the switching centers serving each market, leased and built out a National Operations Center, leased or purchased the cell sites required to launch service and commenced zoning and building the sites. The Columbus MTA launched service on March 27, 1997. Aerial's five remaining MTAs launched service during the second quarter of 1997. Across all six markets, Aerial launched with approximately 600 cell sites in service. Aerial had 1,180 cell sites in service by the end of 1998. The coverage of Aerial's PCS networks includes the major metropolitan areas within the PCS Markets, as well as portions of the major highway corridors extending out from those areas.

    In November 1996, the Company entered into a Member Control Agreement ("Agreement") forming a joint venture with Rural Cellular Corporation ("RCC"), called the Wireless Alliance, LLC ("WALLC"), to build out certain rural areas covering approximately 925,000 population equivalents in the Minneapolis MTA. Aerial has contributed 20 MHz of its Minneapolis MTA license covering certain territories as defined in the Agreement in return for a 49% equity interest in the joint venture. RCC built the network and is responsible for the ongoing operations. The WALLC launched service on in 1998. The joint venture purchases services such as network switching from Aerial. The network uses GSM technology.

    On September 8, 1998, pursuant to the terms of a Purchase Agreement dated June 1, 1998, Sonera Ltd. ("Sonera"), formerly Telecom Finland Ltd., made a $200 million investment in Aerial Operating Company, Inc. ("AOC"), a then wholly-owned subsidiary of Aerial. Sonera purchased approximately 2.4 million shares of common stock of AOC at a price of approximately $83 per share representing a 19.4% equity interest in AOC. Sonera's equity ownership amount in AOC is subject to adjustment based on Aerial's 20-day average stock price during the three years commencing September 8, 1998. Depending on the level of increase in the stock price, Sonera's ownership amount in AOC could decline to approximately 15%. In addition, after five years Sonera's equity in AOC becomes incrementally exchangeable for equity in Aerial Communications, Inc. or, in certain circumstances, incrementally exchangeable for equity in TDS or cash. See "--Proposed Corporate Restructuring".

    The following table summarizes certain information regarding Aerial's initial years of operations:

                                                                               YEAR ENDED OR AT DECEMBER
                                                                                          31,
                                                                              ----------------------------
                                                                                  1998           1997
                                                                              -------------  -------------
                                                                                 (DOLLARS IN THOUSANDS)
MTAs in operation...........................................................              6              6
Total MTA population (in millions)..........................................           27.7           27.6
Customers...................................................................        311,900        125,000
Market penetration..........................................................          1.13%           .45%
Consolidated revenues.......................................................  $     155,154  $      55,952
Depreciation expense........................................................         75,846         36,045
Amortization expense........................................................          7,555          4,509
Operating (loss)............................................................       (279,985)      (218,165)
Capital expenditures........................................................         74,580        274,709
Identifiable assets.........................................................  $     961,347  $     960,648

WIRELESS TELECOMMUNICATIONS INDUSTRY

    OVERVIEW. Wireless service is currently available using analog or digital technology. Traditionally wireless services transmitted voice and data signals over analog-based networks by varying the amplitude or frequency of one continuous electronic signal transmitted over a single radio channel. Analog technology currently has several limitations, including inconsistent service quality, lack of privacy, limited capacity and less reliability in transferring data without errors. Aerial has chosen GSM, which utilizes a digital technology, for use in the PCS Markets. Digital systems convert voice or data signals into a stream of digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This additional capacity, along with improvements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, such as greater call privacy and more robust data transmission features, such as "mobile office" applications (including facsimile, electronic mail and wireless connections to computer/data networks, including the Internet).

    PCS spectrum differs from existing cellular and specialized mobile radio ("SMR") spectrum in three basic ways: frequency, spectrum and geographic division. PCS networks will operate in a higher frequency range (1850-1990 MHz) compared to the cellular and SMR frequency (800-900 MHz). PCS is comprised of 30 or 10 MHz spectrum versus 25 MHz spectrum for cellular networks. As a result of the improved capacity of the infrastructure and large allocation of spectrum in the A, B and C PCS frequency Blocks, PCS will have more capacity for new wireless services such as data and video transmission. Finally, the geographic areas for PCS licenses are divided differently than for cellular licenses. PCS is segmented among 51 MTAs and 493 Basic Trading Areas ("BTAs") as opposed to cellular's 306 MSAs and 428 RSAs. An MTA license generally covers a much larger geographic area than a BTA, MSA or RSA license.

    OPERATION OF WIRELESS NETWORKS. Wireless service areas are divided into smaller geographic areas called "cells", each of which contains an antenna and a base transceiver station ("BTS") consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The BTS in each cell is connected by microwave, fiber optic cable or telephone wires to a switching office ("mobile switching center" or "MSC"). The MSC controls the operation of the wireless telephone network for its entire service area, performing inter-BTS hand-offs, managing call delivery to handsets, allocating calls among the cells within the network and connecting calls to local landline telephone systems or to long-distance telephone carriers. Wireless service providers have interconnection agreements with various local exchange carriers and interexchange carriers, thereby integrating the wireless telephone network with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long-distance networks, customers can receive and originate both local and long-distance calls from their wireless telephones.

    The signal strength of a transmission between a handset and a BTS antenna declines as the handset moves away from the BTS antenna. The MSC and the BTSs monitor the signal strength of calls in process. When the signal strength of a call declines to a predetermined level, the MSC may "hand off" the call to another BTS that can establish a stronger signal with the handset. If a handset leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent service provider's system.

    Operators of wireless networks frequently agree to provide service to customers from other compatible networks who are temporarily located or traveling through the operator's service area. Such customers are called "roamers." Agreements among network operators allocate revenues received from roamers. With automatic roaming, wireless customers are preregistered in certain networks outside their home service area and receive service automatically while they are roaming. Other roaming features permit calls to a customer to follow the customer into different networks, so that the customer will continue to receive calls in a different network just as if the customer were within his or her service area.

    Wireless customers generally are charged separately for monthly access, air time, long-distance calls and custom-calling features (although custom-calling features may be included in monthly access charges in certain pricing plans). Wireless network operators pay fees to local exchange and long-distance telephone companies for access to their networks and toll charges based on standard or negotiated rates. When wireless operators provide service to roamers from other networks, they generally charge roamer air-time usage rates, which usually are higher than standard air-time usage rates for their own customers, and additionally may charge daily access fees. Special, discounted rate roaming arrangements, often between neighboring operators who wish to stimulate usage in their respective territories, provide for reduced roaming fees and no daily access fees.

TECHNOLOGY

    With GSM technology, Aerial offers easy-to-use, interactive menu-driven phones, and advanced features such as caller identification and a smart card, as well as more complex features such as text messaging, which allows the GSM handset to function as a two-way messaging device. In the future, Aerial intends to increasingly emphasize services which are expected to increase the size and scope of the wireless market, such as wireless data and information services as well as wireless local loop services. Aerial anticipates that PCS will ultimately offer a competitive alternative to wireline telephone service as PCS networks are constructed and PCS operators form strategic alliances.

    GSM is not compatible with other PCS or cellular technologies. However, compatibility can be achieved through the use of handsets that support multiple technologies. Aerial expects that compatibility between GSM and the existing analog cellular systems will be achieved with the use of dual-mode handsets. Aerial expects to launch its dual-mode service in 1999.

    To date, seventeen North American PCS companies are providing commercial GSM service. GSM systems are currently in commercial operation in over 2,400 North American cities with more than 3 million customers. Aerial anticipates that its customers will be able to roam substantially throughout the United States, either on other GSM-based PCS networks or by using dual-mode handsets that can also be used on existing cellular networks.

    Aerial is a member of the North American GSM Alliance LLC ("GSM Alliance"), an all-digital wireless PCS network of U.S. and Canadian carriers. The GSM Alliance was established to create a national network and develop seamless wireless communications for customers, whether at home, away or abroad. The GSM Alliance's collaborative efforts focus on serving the wireless customer efficiently by addressing the areas of roaming, customer care, national distribution and data communications. Aerial is also a member of the GSM Capital Limited Partnership. The partnership was formed to make investments in companies mainly engaged in the wireless communications industry using the GSM platform, that are in a development or expansion stage, or whose securities trade in an organized market. Aerial is also a part of the GSM North America consortium, which is the North American interest group for the GSM Association. Formed in 1995, GSM North America brings together service providers and equipment manufacturers to identify and resolve issues related to making GSM the premier PCS digital technology.

SOURCES OF EQUIPMENT

    Aerial does not manufacture any of the GSM network equipment, handsets or accessories ("equipment") used or anticipated to be used in its operations. The equipment Aerial uses or anticipates to use is available from multiple sources, and Aerial anticipates such equipment will continue to be available to Aerial in the foreseeable future, consistent with normal manufacturing and delivery lead times. As GSM uses an open system architecture, and due to the fact that GSM has well-developed features, software systems and equipment that are available "off the shelf", Aerial is able to design its GSM networks and systems without being dependent upon any single manufacturing source. Nokia Telecommunications Inc. has been Aerial's sole supplier of digital radio channel and switching infrastructure equipment during the initial build-out of its PCS networks. Aerial's current handset vendors are Nokia Mobile Phones, Inc., Motorola Inc., and Mitsubishi Wireless Communications, Inc.

PRODUCTS AND SERVICES

    Aerial offers coverage in those areas of the PCS Markets where most of the population lives and works. Subsequent construction of its PCS networks will provide coverage which, in combination with roaming services as described above, is competitive with that of current cellular operators. Aerial provides roaming capabilities through agreements with other GSM and cellular operators.

    Aerial's two primary sources of revenues are similar to those available to other cellular system providers. Service revenue primarily consists of charges for access, airtime and value-added services provided to Aerial's retail customers who use the network operated by Aerial, and charges for long-distance calls made on Aerial's systems. Service revenue also consists of charges to customers of other wireless carriers who use Aerial's PCS network when roaming (outcollect roaming revenue). Equipment sales revenue consists of the sale of handsets and related accessories to retailers, independent agents and end user customers. At December 31, 1998, Aerial had 311,900 customers. Service revenues and equipment sales revenues totaled $123.6 million and $31.5 million, respectively, for the year ended December 31, 1998.

    Aerial provides the following services and features:

    THE SMART CARD. GSM technology employs a Smart Card which contains a microchip containing detailed information about a customer's service profile. The Smart Card allows Aerial to initiate services or change a customer's service package from a remote location. The Smart Card also allows customers to roam onto other participating GSM-based networks by using their cards in handsets compatible with the local network.

    FEATURE-RICH HANDSETS. As part of its basic service package, Aerial provides easy-to-use, interactive menu-driven phones that enable customers to utilize the features available in a GSM network. These handsets primarily use words and easy-to-use menus rather than numeric codes to operate handset functions such as call-forwarding, call-waiting and text messaging.

    SHORT TEXT MESSAGING. GSM technology allows for the capability to send and receive short text messages, similar to two-way radio paging services. This service allows Aerial to offer a quicker and less expensive form of wireless communication when a full conversation is not necessary.

    ENHANCED SECURITY. Aerial's service provides greater security from eavesdropping and cloning than analog wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM handsets require the use of a Smart Card with a sophisticated authentication scheme, the replication of which is virtually impossible.

    As the market for wireless telecommunications services continues to develop, Aerial expects to offer advanced wireless applications such as mobile data services, wireless private branch exchange applications, wireless local loop services and other individually customized wireless products and services.

MARKETING AND DISTRIBUTION

    Aerial's marketing objective is to create demand for its PCS service by clearly differentiating its service offerings. Aerial believes the strength of its marketing efforts is a key contributor to its success. Aerial has developed overall marketing strategies as well as certain, specific local marketing strategies for each PCS Market.

    Aerial's mass marketing efforts emphasize the value of Aerial's services and its "fairness" to customers and are supported by heavily promoting the Aerial brand name. This is supported by a substantial advertising program.

    Aerial offers its services and products through traditional cellular sales channels as well as through new, lower cost channels which increase the quality of the typical sale. Aerial utilizes traditional sales channels which include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force. National distributors include Best Buy, Office Depot, Staples and Ritz Camera. Aerial currently also distributes its services and products through over 90 company retail locations (mall stores, strip mall stores and kiosks). Based in part upon the remote activation feature of the GSM Smart Card, Aerial also intends to develop distribution innovations such as simplified retail sales processes and lower-cost channels which include inbound telesales, affinity marketing programs, and via the Internet.

COMPETITION

    The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades to existing analog cellular networks, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements, and changes in end-user requirements and preferences. Accordingly, Aerial expects competition in the wireless telecommunications business to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services.

    Aerial competes directly with up to five other PCS providers in each of its PCS Markets. The other successful bidders in the FCC's broadband Block A and Block B PCS auction in each of the six PCS Markets were PCS PrimeCo (Houston and Tampa-St. Petersburg-Orlando), Sprint Spectrum (Minneapolis, Pittsburgh and Kansas City) and AT&T Wireless Services, Inc. (Columbus). The existing cellular providers in the PCS Markets, most of which have an infrastructure in place and have been operational for a number of years, have, in most cases, upgraded their networks to provide comparable services in competition with Aerial. Principal cellular providers in the PCS Markets are AT&T Wireless Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., Southwestern Bell, Bell Atlantic-NYNEX Mobile and Ameritech Cellular. Additionally, the Company competes with SMR provider Nextel Communications, Inc. in each of its six PCS Markets.

    Aerial also competes with other communications technologies that now exist, such as paging, enhanced specialized mobile radio ("ESMR") and global satellite networks. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems.

    All of such competition is intense. There can be no assurance that Aerial will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than Aerial's technologies and products will not be developed. In addition, many of Aerial's competitors have substantially greater financial, technical, marketing, sales and distribution resources than those of Aerial and have significantly greater experience than Aerial in testing new or improved telecommunications products and services and obtaining regulatory approvals. Some competitors are expected to market other services, such as cable television access, with their wireless telecommunications service offerings. Several of Aerial's competitors are operating, or planning to operate, through joint ventures and affiliation arrangements, wireless telecommunications networks that cover most of the United States.

    Aerial anticipates that market prices for two-way wireless services generally will continue to decline in the future based on increased competition. Aerial will compete to attract and retain customers principally on the basis of services and enhancements, its customer service, the size and location of its service areas and pricing. Aerial's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors, which could adversely affect Aerial's operating margins.

REGULATION

    REGULATORY ENVIRONMENT. The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of 1934, as amended, and the rules, regulations and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of PCS networks with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of PCS licenses, and impose fines and forfeitures for any violations of FCC regulations.

    In addition, the 1996 Act, which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops, and makes regulation less necessary. The FCC promulgated and continues to promulgate regulations governing construction and operation of wireless carriers, licensing (including renewal of licenses) and technical standards for the provision of PCS services under the Communications Act, and is implementing the legislative objectives of the 1996 Act, as discussed below.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" Blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" Block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" Blocks) licensed for each of the 493 BTAs. A PCS license has been awarded for each MTA and substantially all of the BTAs in every block, for a total of more than 1,500 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses with total aggregate spectrum coverage of up to 45 MHz in a single geographic area. The FCC adopted comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification and established regulatory safeguards.

    Several auction winners have filed for bankruptcy. Other winners tendered approximately 450 licenses acquired in auctions to the FCC for cancellation in 1998. These licenses are scheduled to be reauctioned starting in March of 1999.

    On November 9, 1995, in CINCINNATI BELL TELEPHONE CO. V. FCC (Case No. 94-3701/4113), the United States Court of Appeals for the Sixth Circuit granted two petitions for review of an FCC order that had barred certain common ownership of cellular and PCS interests in the same market, and remanded the case to the FCC for further proceedings. Neither of the two petitioners had been barred by cross interests from applying for any of the authorizations the FCC later granted to Aerial. Aerial is watching the FCC proceedings closely.

    The grants of licenses to Aerial are conditioned upon timely compliance with the FCC's build-out requirements, I.E., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years. Aerial has exceeded the buildout requirements for both the five year and ten year stages for each of its MTAs.

    The FCC also imposes a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All broadband PCS transmitting facilities of Aerial also must comply with federal "radio frequency" (RF) radiation requirements. Aerial has complied with and continues to comply with the antenna registration and RF radiation requirements.

    The FCC enhanced 911 ("E911") regulations require broadband PCS operators to "be capable of transmitting 911 calls from individuals with speech or hearing disabilities through the use of Text Telephone Devices ("TTY")." TTY equipment currently, however, is not compatible with digital wireless systems such as Aerial's. Consequently, on December 4, 1998, Aerial filed a petition with the FCC requesting a waiver of the applicability of the TTY connectivity requirement to Aerial's digital system. On December 30, 1998, the FFC granted Aerial, along with over 100 other wireless operators, a temporary waiver of the regulation. Equipment manufacturers are developing hardware and software that will make TTY devices compatible with the digital wireless technologies used by Aerial and other wireless service providers. Aerial is working with manufacturers and other members of the wireless industry in developing solutions for users of TTY devices.

    The E911 regulations also require broadband PCS operators to determine the approximate location of persons making the emergency calls. On February 5, 1999, Aerial filed a petition requesting a waiver to clarify that handset based location technology will meet the FCC's E911 location requirements. A waiver will enable Aerial to be compliant with the location requirements by introducing new handsets that have the capability of being located rather than installing very expensive upgraded equipment throughout Aerial's entire network. Aerial's waiver and dozens of other wireless operators' waiver requests are pending before the FCC.

    The FCC licenses granted to Aerial are issued for a ten-year period expiring June 23, 2005 and may be renewed. In the event challengers file competing applications in response to any of Aerial's renewal filings, the FCC has rules and policies providing that the application of the licensee seeking renewal will be granted and the application of the challenger will not be considered in the event that the broadband PCS licensee involved has (i) provided "substantial" service, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal" and (ii) substantially complied with FCC rules, policies and the Communications Act. Although Aerial is unaware of any circumstances which would prevent the approval of any future renewal applications, there can be no assurance that Aerial's licenses will be renewed by the FCC in the future. Moreover, although revocation and involuntary modification of licenses are extraordinary regulatory measures, the FCC has the authority to restrict the operation of licensed facilities or revoke or modify licenses.

    The FCC has proceedings in process which could open up other frequency bands for wireless telecommunications and PCS-like services. There can be no assurance that such proceedings will not result in additional wireless competition.

    In addition, there are citizenship requirements, assignment requirements and other federal regulations and requirements which may affect the business of Aerial.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the broadband PCS industry.

    The FCC is expected to give the telecommunications industry guidance as to the implementation of the Communications Assistance for Law Enforcement Act ("CALEA"). Due to a conflict between manufacturing standards and law enforcement requirements, the FCC extended the compliance date to June 30, 2000.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the subscribers of broadband PCS providers, among others, even though neither the subscribers or the PCS providers involved have a pre-existing service relationship with such cellular carrier. Under these new policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband

PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers. The FCC is considering whether cellular, broadband PCS and certain SMR providers instead should be required to provide "automatic" roaming service to other providers (i.e., carrier-to-carrier roaming service) during a five year period commencing after the last group of initial broadband PCS licenses are awarded, which is expected to occur in 1999.

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between LEC and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs, in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for numbering portability. The FCC recently extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2002.

    The FCC also has pending proceedings (1) to ensure that the customers of wireless providers, among others, receive complete, accurate and understandable bills, (2) to establish effective safeguards to protect against unauthorized access to customer information, (3) to retain, relax or repeal its 45MHz spectrum cap on the amount of broadband PCS and cellular spectrum which entities under common ownership or control may hold in any single market and its related cellular cross-interest restrictions, (4) to devise guidelines for the operation and administration of universal service support mechanisms as applied to wireless providers and (5) to implement requirements for wireless providers to set rates for interstate interexchange services in each state at levels no higher than the rates charged to subscribers in any other state.

    The FCC is also continuing to implement the 1996 Act. The 1996 Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-State Joint Board. Much of this implementation has and continues to be proceeding in numerous, concurrent proceedings with aggressive deadlines. Aerial cannot predict the full extent and nature of developments of the 1996 Act, which will depend, in part, upon interrelationships among state and federal regulators.

    The primary purpose and effect of the 1996 Act is to open all telecommunications markets to competition -- including local telephone service. The 1996 Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the 1996 Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights.

    The 1996 Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The 1996 Act also requires universal service to schools, libraries and rural health facilities at discounted rates. In a series of orders adopted in 1997, the FCC established universal service support mechanisms which require telecommunications providers, including all wireless carriers, to contribute. Aerial has made the required Universal Service Worksheet filings and makes the required periodic payments.

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the 1996 Act. The FCC found that broadband PCS and certain other wireless providers that are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the 1996 Act. Appeals were taken to the United States Supreme Court from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. On January 25, 1999, the U.S. Supreme Court upheld the FCC's general jurisdiction to implement the local competition provisions of the 1996 Act.

    STATE AND LOCAL REGULATION The scope of state and local regulatory authority covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    The FCC has pending numerous petitions for preemption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting preemption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of CMRS providers and other proposed state taxes based on the asset value of CMRS licenses awarded by the FCC. The FCC has been actively involved in educating state and local regulatory and zoning authorities as to the prohibitions in the 1996 Act against the creation of unreasonable and discriminatory zoning, taxation or other barriers to new wireless providers.

    The FCC is required to forbear from applying any statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two years and change any that are no longer necessary.

    Aerial and its subsidiaries have been and intend to remain active participants in proceedings before the FCC and before state regulatory and zoning authorities. Proceedings with respect to the foregoing policy issues before the FCC and state regulatory authorities could have significant impacts on the competitive market structure among wireless providers and the relationships between wireless providers and other carriers. Aerial is unable to predict the scope, pace, or financial impact of policy changes which could be adopted in these proceedings.

                                   EMPLOYEES

    The Company enjoys satisfactory employee relations. As of December 31, 1998, 9,907 persons were employed by the Company, 144 of whom are represented by unions.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The property of TDS consists principally of switching and cell site equipment related to cellular telephone and broadband PCS operations; telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations. As of December 31, 1998, TDS's property, plant and equipment, net of accumulated depreciation, totaled approximately $2.7 billion and consisted of the following:

Cellular telephone.................................................       42.6%
Telephone..........................................................       33.0
PCS................................................................       23.2
Other..............................................................        1.2
                                                                         -----
                                                                         100.0%
                                                                         -----
                                                                         -----

    The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for the Company's business operations. The properties of the operating telephone subsidiaries are subject to the lien of the mortgages securing the funded debt of such companies. The Company leases most of its offices and transmitter sites used in its cellular and PCS businesses and owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. All of the Company's cell and transmitter sites and telephone lines are located either on private or public property. Locations on private land are by virtue of easements or other arrangements.

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of the Company. See Item 1. Business-- "Proposed Corporate Restructuring".

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1998.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Incorporated by reference from Exhibit 13, Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

--------------------------------------------------------------------------------

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the caption "Market Risk."

--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)," and "Report of Independent Public Accountants."

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

--------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference from Proxy Statement section entitled "Executive Compensation" except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------

ITEM 12.  BENEFICIAL OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from Proxy Statement sections entitled "Security Ownership of Management" and "Principal Shareholders."

--------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a)  (1) Financial Statements

Consolidated Statements of Operations..............................  Annual Report*
Consolidated Statements of Cash Flows..............................  Annual Report*
Consolidated Balance Sheets........................................  Annual Report*
Consolidated Statements of Common Stockholders' Equity.............  Annual Report*
Notes to Consolidated Financial Statements.........................  Annual Report*
Consolidated Quarterly Income Information (Unaudited)..............  Annual Report*
Report of Independent Public Accountants...........................  Annual Report*

------------------------

*   Incorporated by reference from Exhibit 13.

    (2) Schedules

                                                                                                               LOCATION
                                                                                                              ----------
Report of Independent Public Accountants on Financial Statement Schedules...................................     page 48
I.         Condensed Financial Information of Registrant-Balance Sheets as of December 31, 1998 and 1997 and
           Statements of Operations and Statements of Cash Flows for each of the Three Years in the Period
           Ended December 31, 1998..........................................................................     page 49
II.        Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31,
           1998.............................................................................................     page 54

    All other schedules have been omitted because they are not applicable or not required because the required information is shown in the financial statements or notes thereto.

    (3) Exhibits

    The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report.

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.1       Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and May
           25, 1984 is hereby incorporated by reference to the Company's Registration Statement on Form S-2, No.
           2-92307.

10.2(a)    Supplemental Benefit Agreement for LeRoy T. Carlson dated March 21, 1980, as amended March 20, 1981 is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form S-7, No.
           2-74615.

10.2(b)    Memorandum of Amendment to Supplemental Benefit Agreement dated May 28, 1991 is hereby incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report Form 10-K for the year ended December 31,
           1991.

10.3       Description of Terms of Letter Agreement with Sandra L. Helton dated August 7, 1998.

10.4(a)    1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated March 31,
           1988.

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.4(b)    Amendment #1 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.4(c)    Amendment #2 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company is hereby incorporated by reference to Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.5       Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to
           Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

10.6       Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan is hereby incorporated by reference to
           Exhibit D to the Company's Proxy Statement/Prospectus dated March 24, 1998 which was part of the
           Company's Registration Statement on Form S-4 (Registration No. 333-42535).

10.7       Amended and Restated Supplemental Executive Retirement Plan of the Company.

10.11      Supplemental Benefit Agreement between United States Cellular Corporation and H. Donald Nelson is
           hereby incorporated by reference to an exhibit to United States Cellular Corporation's Registration
           Statement on Form S-1 (Registration No. 33-16975).

10.12      Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996, is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report in Form 10-Q for the quarterly period ended
           September 30, 1996.

10.13      Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to
           United States Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated
           April 15, 1991, as filed with the Commission on April 16, 1991.

10.14      Summary of 1998 Bonus Program for the Senior Corporate Staff on United States Cellular Corporation is
           hereby incorporated by reference to Exhibit 10.11 to United States Cellular Corporation's Annual Report
           on Form 10-K for the year ended December 31, 1998.

10.15      United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to
           Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration
           No. 33-57255).

10.16      United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan is
           hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration
           Statement on Form S-8 (Registration No. 333-19405).

10.17      United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8
           (Registration No. 333-23861).

10.18      United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to
           Exhibit 99.4 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration
           No. 333-57063).

10.19      Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to Exhibit
           99.2 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No.
           333-57063).

10.20      Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.21      Aerial Communications, Inc. 1996 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 99.1 to Aerial Communications, Inc.'s Registration Statement on Form S-8
           (Registration No. 333-06471)

 EXHIBIT
 NUMBER    DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.22      Amendment to the Aerial Communications, Inc. 1996 Long-Term Incentive Plan is hereby incorporated by reference to Aerial Communications, Inc.'s Form S-8 dated April 30, 1998 (Registration No. 333-51561).

10.23      Description of Supplemental Benefit Agreement with Donald W. Warkentin dated August 2, 1996, is hereby incorporated by reference to Exhibit 10.17 to Aerial Communications, Inc.'s Annual Report on Form 10-K
           for the year ended December 31, 1997.

10.24      TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-23947).

10.25      Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.26      Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS
           Telecommunications Corporation and James Barr III is hereby incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.28      Employment Agreement with Murray L. Swanson dated October 15, 1998.

    (b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

    TDS filed a Current Report on Form 8-K on December 23, 1998 dated December 18, 1998, which included a news release relating to the announcement that TDS had withdrawn its offers to exchange tracking stocks for the outstanding common shares of United States Cellular Corporation and Aerial Communications, Inc. which it did not own. In addition, the Company announced that it is pursuing a tax-free spin-off of its 82.3% interest in Aerial Communications, Inc., as well as other alternatives.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1999

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.........................................................  $         264  $         271
  Temporary investments.............................................................       --                  132
  Notes receivable from affiliates..................................................         91,354         42,586
  Accounts receivable
    Due from subsidiaries--Income taxes.............................................       --               17,673
    Due from subsidiaries--Other....................................................         32,552         21,060
    Other...........................................................................          3,838          6,407
  Prepaid income taxes..............................................................          5,064         16,975
  Other current assets..............................................................          2,621          4,287
                                                                                      -------------  -------------
                                                                                            135,693        109,391
                                                                                      -------------  -------------
INVESTMENT IN SUBSIDIARIES..........................................................      2,629,812      2,396,557
                                                                                      -------------  -------------
OTHER INVESTMENTS
  Notes receivable from affiliates..................................................        510,274        376,809
  Minority interests and other investments..........................................         50,151         50,846
                                                                                      -------------  -------------
                                                                                            560,425        427,655
                                                                                      -------------  -------------
PROPERTY AND EQUIPMENT
  Property and Equipment, net of accumulated depreciation...........................         19,778         34,216
                                                                                      -------------  -------------
OTHER ASSETS AND DEFERRED CHARGES
  Net deferred income taxes.........................................................         58,999       --
  Debt issuance expenses............................................................         13,350          6,829
  Development and acquisition expenses..............................................            426            267
  Other.............................................................................            483            (28)
                                                                                      -------------  -------------
                                                                                             73,258          7,068
                                                                                      -------------  -------------
                                                                                      $   3,418,966  $   2,974,887
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
  Current portion of long-term debt.................................................  $         248  $         239
  Notes payable.....................................................................        170,889        525,885
  Notes payable to affiliates.......................................................        179,606       --
  Accounts payable
    Due to subsidiaries--Income Taxes...............................................         12,854       --
    Due to subsidiaries--Other......................................................          3,037            763
    Other...........................................................................          7,637          5,032
  Accrued interest..................................................................         16,527         10,892
  Other.............................................................................          5,346          4,854
                                                                                      -------------  -------------
                                                                                            396,144        547,665
                                                                                      -------------  -------------
DEFERRED LIABILITIES AND CREDITS
  Net deferred income taxes.........................................................       --               22,659
  Postretirement benefits obligation other than pensions............................            779            696
  Other.............................................................................          7,717          7,241
                                                                                      -------------  -------------
                                                                                              8,496         30,596
                                                                                      -------------  -------------
LONG-TERM DEBT, excluding current portion (Note A)..................................        441,153        241,401
LONG-TERM DEBT--due to affiliates (Note B)..........................................        309,280        154,640
                                                                                      -------------  -------------
                                                                                            750,433        396,041
                                                                                      -------------  -------------
PREFERRED SHARES....................................................................         25,985         32,466
                                                                                      -------------  -------------
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 and $1 per share, respectively; authorized
    100,000,000 shares; issued and outstanding 54,988,498 and 54,443,260 shares,
    respectively....................................................................            550         54,443
  Series A Common Shares, par value $.01 and $1 per share, respectively; authorized
    25,000,000 shares; issued and outstanding 6,949,904 and 6,936,277 shares,
    respectively....................................................................             69          6,936
  Capital in excess of par value....................................................      1,882,710      1,664,248
  Accumulated other comprehensive income from subsidiaries..........................         75,609            683
  Treasury Shares, at cost, 761,220 and 794,576 shares, respectively................        (29,439)       (30,682)
  Retained earnings.................................................................        308,409        272,491
                                                                                      -------------  -------------
                                                                                          2,237,908      1,968,119
                                                                                      -------------  -------------
                                                                                      $   3,418,966  $   2,974,887
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                            STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                               1998          1997         1996
                                                                           ------------  ------------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
Operating service revenues...............................................  $     78,269  $     72,372  $    61,239
Cost of sales and operating expenses.....................................        76,238        72,249       57,538
                                                                           ------------  ------------  -----------
  Net operations.........................................................         2,031           123        3,701
                                                                           ------------  ------------  -----------
Other income
  Interest income received from affiliates...............................        72,455        32,945        7,385
  Gain on sale of investments............................................         7,164        10,307        3,434
  Other, net.............................................................       (10,631)       (4,798)      (2,139)
                                                                           ------------  ------------  -----------
                                                                                 68,988        38,454        8,680
                                                                           ------------  ------------  -----------
Income before interest and income taxes..................................        71,019        38,577       12,381
Interest expense.........................................................        78,002        44,482       15,790
Income tax expense (credit)..............................................      (157,735)     (100,074)     (28,522)
                                                                           ------------  ------------  -----------
Corporate operations.....................................................       150,752        94,169       25,113
Equity in net income (loss) of subsidiaries and other investments........       (86,344)     (103,718)     103,026
                                                                           ------------  ------------  -----------
Net income (loss)........................................................  $     64,408  $     (9,549) $   128,139
                                                                           ------------  ------------  -----------
                                                                           ------------  ------------  -----------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A: The annual requirements for principal payments on long-term debt are $248,000, $258,000, $270,000, $283,000 and $32.1 million for the years
        1999 through 2003, respectively.

Note B: In 1998, TDS Capital II, a subsidiary trust ("Capital II") of TDS, issued 6,000,000 of its 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities (the "1998 Preferred Securities") at $25 per Preferred Security. Net proceeds totaled $144.9 million and were used to reduce short-term debt. The sole asset of TDS Capital II is $154.6 million principal amount of TDS's 8.04% Subordinated Debentures due March 31, 2038.

        In 1997, TDS Capital I, a subsidiary trust ("Capital I") of TDS, issued 6,000,000 of its 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities (the "1997 Preferred Securities") at $25 per Preferred Security. Net proceeds totaled $144.8 million and were used to reduce short-term debt. The sole asset of TDS Capital I is $154.6 million principal amount of TDS's 8.5% Subordinated Debentures due December 31, 2037.

        The obligations of TDS Capital I and II under the 1998 Preferred Securities and 1997 Preferred Securities (the "Preferred Securities") issued by TDS Capital I and II are fully and unconditionally guaranteed by TDS. However, TDS's obligations are subordinate and junior in right of payment to certain other indebtedness of TDS. TDS has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the Subordinated Debentures are so deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, TDS may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its common stock.

        The 8.04% and 8.5% Subordinated Debentures are redeemable by TDS, in whole or in part, from time to time, on or after March 31, 2003, and November 18, 2002, respectively, or, in whole but not in part, at any time in the event of certain income tax circumstances. If the Subordinated Debentures are redeemed, TDS Capital I and II must redeem Preferred Securities on a pro rata basis having an aggregate liquidation amount equal to the aggregate principal amount of the Subordinated Debentures so redeemed. In the event of the dissolution, winding up or termination of TDS Capital I and II, the holders of Preferred Securities will be entitled to receive, for each Preferred Security, a liquidation amount of $25 plus accrued and unpaid distributions thereon to the date of payment, unless, in connection with the dissolution, winding up or termination, Subordinated Debentures are distributed to the holders of the Preferred Securities.

               SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                               STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                               1998         1997         1996
                                                                            -----------  -----------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).......................................................  $    64,408  $    (9,549) $   128,139
  Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.........................................       10,813        9,508       11,047
    Gain on sale of investments...........................................       (7,164)     (10,307)      (3,434)
    Deferred taxes........................................................      (82,300)      (8,918)       5,432
    Equity in net loss (income) of subsidiaries and other investments.....       86,344      103,718     (103,026)
    Other noncash expense.................................................         (394)        (211)         677
    Change in accounts receivable.........................................       19,705      (19,063)      20,795
    Change in accounts payable............................................        6,810        3,598      (39,897)
    Change in accrued taxes...............................................        9,324        2,151      (12,289)
    Change in other assets and liabilities................................        8,340          435        2,849
                                                                            -----------  -----------  -----------
                                                                                115,886       71,362       10,293
                                                                            -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowings...............................................      343,127      144,788      --
  Repayment of long-term debt.............................................         (239)        (735)      (2,815)
  Change in notes payable.................................................     (354,996)     368,658      (23,533)
  Change in notes payable to affiliates...................................      183,216      (47,990)     104,843
  Change in advances from affiliates......................................      --           --            (2,464)
  Change in notes receivable from affiliates..............................     (270,349)    (451,048)     (35,165)
  Change in advances to affiliates........................................      --             1,616          200
  Common stock issued.....................................................        3,391        5,225        5,114
  Redemption of preferred shares..........................................         (367)        (359)        (605)
  Dividends from subsidiaries.............................................       38,391       22,022       17,953
  Dividends paid..........................................................      (28,488)     (27,191)     (26,232)
  Repurchase of Common Shares.............................................      --           (69,942)     --
  Purchase of subsidiary common stock.....................................       (9,107)      (9,801)     --
                                                                            -----------  -----------  -----------
                                                                                (95,421)     (64,757)      37,296
                                                                            -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions
    Value of assets acquired..............................................      (14,425)      (8,767)    (121,053)
    Common Shares issued..................................................       10,028        3,601      113,128
    Preferred Shares issued...............................................      --             3,000      --
                                                                            -----------  -----------  -----------
      Net cash paid for acquisitions......................................       (4,397)      (2,166)      (7,925)
  Capital expenditures....................................................        6,662      (20,957)     (13,362)
  Payment to subsidiary under contract agreement..........................      (28,696)     --           --
  Proceeds from sale of investments.......................................        5,382       20,886          500
  Investments in subsidiaries.............................................          262       (7,111)     (19,533)
  Other investments.......................................................          183        2,851       (8,941)
  Change in temporary investments.........................................          132           22          (54)
                                                                            -----------  -----------  -----------
                                                                                (20,472)      (6,475)     (49,315)
                                                                            -----------  -----------  -----------
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS......................           (7)         130       (1,726)
CASH AND CASH EQUIVALENTS
  Beginning of period.....................................................          271          141        1,867
                                                                            -----------  -----------  -----------
  End of period...........................................................  $       264  $       271  $       141
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT     CHARGED TO    CHARGED TO                BALANCE AT
                                                BEGINNING OF    COSTS AND       OTHER                     END OF
DESCRIPTION                                        PERIOD        EXPENSES      ACCOUNTS    DEDUCTIONS     PERIOD
----------------------------------------------  -------------  ------------  ------------  -----------  -----------
COLUMN A                                          COLUMN B      COLUMN C-1    COLUMN C-2    COLUMN D     COLUMN E
                                                                      (DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1998
Deducted from deferred state tax asset:
  For unrealized net operating losses.........   $   (29,001)   $   (1,023)   $  (24,661)   $  --        $ (54,685)
  Deducted from accounts receivable:
    For doubtful accounts.....................       (15,102)      (40,629)       --           43,123      (12,608)
FOR THE YEAR ENDED DECEMBER 31, 1997
Deducted from deferred state tax asset:
  For unrealized net operating losses.........       (16,891)          877       (12,987)      --          (29,001)
  Deducted from accounts receivable:
    For doubtful accounts.....................        (6,090)      (39,107)       --           30,095      (15,102)
FOR THE YEAR ENDED DECEMBER 31, 1996
Deducted from deferred state tax asset:
  For unrealized net operating losses.........       (10,061)          239        (7,069)      --          (16,891)
  Deducted from accounts receivable:
    For doubtful accounts.....................   $    (5,104)   $  (22,432)   $   --        $  21,446    $  (6,090)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TELEPHONE AND DATA SYSTEMS, INC.

                                By:             /s/ LEROY T. CARLSON
                                     -----------------------------------------
                                                  LeRoy T. Carlson
                                                      CHAIRMAN

                                By:          /s/ LEROY T. CARLSON, JR.
                                     -----------------------------------------
                                               LeRoy T. Carlson, Jr.
                                        PRESIDENT, (CHIEF EXECUTIVE OFFICER)

                                By:             /s/ SANDRA L. HELTON
                                     -----------------------------------------
                                                  Sandra L. Helton
                                         EXECUTIVE VICE PRESIDENT--FINANCE
                                             (CHIEF FINANCIAL OFFICER)

                                By:           /s/ GREGORY J. WILKINSON
                                     -----------------------------------------
                                                Gregory J. Wilkinson
                                           VICE PRESIDENT AND CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

Dated March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ LEROY T. CARLSON
------------------------------  Director                      March 30, 1999
       LeRoy T. Carlson

  /s/ LEROY T. CARLSON, JR.
------------------------------  Director                      March 30, 1999
    LeRoy T. Carlson, Jr.

     /s/ SANDRA L. HELTON
------------------------------  Director                      March 30, 1999
       Sandra L. Helton

      /s/ JAMES BARR III
------------------------------  Director                      March 30, 1999
        James Barr III

   /s/ WALTER C.D. CARLSON
------------------------------  Director                      March 30, 1999
     Walter C.D. Carlson

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ LETITIA G.C. CARLSON
------------------------------  Director                      March 30, 1999
     Letitia G.C. Carlson

    /s/ HERBERT S. WANDER
------------------------------  Director                      March 30, 1999
      Herbert S. Wander

   /s/ DONALD C. NEBERGALL
------------------------------  Director                      March 30, 1999
     Donald C. Nebergall

      /s/ GEORGE W. OFF
------------------------------  Director                      March 30, 1999
        George W. Off

    /s/ MARTIN L. SOLOMON
------------------------------  Director                      March 30, 1999
      Martin L. Solomon

      /s/ KEVIN A. MUNDT
------------------------------  Director                      March 30, 1999
        Kevin A. Mundt

    /s/ MURRAY L. SWANSON
------------------------------  Director                      March 30, 1999
      Murray L. Swanson

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT
----------  -----------------------------------------------------------------------------------------------------
  3.1       Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit
            3.1 to the Company's Report on Form 8-A/A filed on July 10, 1998.

  3.2       Restated By-laws, as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company's
            Current Report on Form 8-K dated May 22, 1998.

  4.1       Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit
            3.1 to the Company's Report on Form 8-A/A filed on July 10, 1998.

  4.2       Restated By-laws, as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company's
            Current Report on Form 8-K dated May 22, 1998.

  4.3(a)    The Indenture between the Company and Harris Trust and Savings Bank, Trustee, dated February 1, 1991, under which the Company's Medium-Term Notes are issuable, is hereby incorporated by reference to the
            Company's Current Report on Form 8-K filed on February 19, 1991.

  4.3(b)    Form of First Supplemental Indenture with Harris Trust and Savings Bank is hereby incorporated by reference to Exhibit 4.1(b) of Post Effective Amendment No. 1 to Form S-3 (Registration No.
            33-68456).

  4.4       Revolving Credit Agreement, dated as of May 19, 1995, among TDS and the First National Bank of
            Boston, as agent, is hereby incorporated by reference to the registrant's Form 8-K dated May 19,
            1995.

  4.5       The Trust Indenture dated as of November 4, 1996 between Aerial Communications, Inc. as issuer, the
            Company as guarantor, and The First National Bank of Chicago, as trustee for Aerial's Series A Zero
            Coupon Notes, is hereby incorporated by reference to Exhibit 4.1 to Aerial's Current Report on Form
            8-K filed on November 29, 1996.

  4.6       The Trust Indenture, dated as of February 5, 1998, between Aerial Communications, Inc. as issuer, the
            Company as guarantor, and The First National Bank of Chicago, as trustee for Aerial's Series B Zero
            Coupon Notes, is hereby incorporated by reference to Exhibit 4.1 to Aerial's Current Report on Form
            8-K filed on April 29, 1998.

  4.7(a)    The Amended and Restated Declaration of Trust, dated November 18, 1997, by and among the Company, as
            Sponsor, the Trust, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware,
            Inc., as Delaware Trustee and the Regular Trustees named therein, is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 2, 1997, dated November
            18, 1997.

  4.7(b)    The Amended and Restated Declaration of Trust, dated February 10, 1998, by and among the Company, as
            Sponsor, the Trust, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware,
            Inc., as Delaware Trustee and the Regular Trustees named therein, is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 1998, dated February
            10, 1998.

  4.7(c)    Form of First Supplemental Indenture to Amended and Restated Declaration of Trust relating to assumption of TDS Delaware is hereby incorporated by reference to Exhibit 4.7 of Post Effective
            Amendment No. 1 to Form S-3 (Registration No. 333-38355).

  4.8(a)    The Subordinated Indenture, dated October 15, 1997, by and between the Company and the First National
            Bank of Chicago, as Trustee under which the Trust Originated Preferred Securities are issuable, is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on
            December 2, 1997, dated November 18, 1997.

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT
----------  -----------------------------------------------------------------------------------------------------
  4.8(b)    The Supplemental Indenture dated November 18, 1997, by and between the Company and the First National
            Bank of Chicago, as Trustee under which the Trust Originated Preferred Securities are issuable, is hereby incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on
            December 2, 1997, dated November 18, 1997.

  4.8(c)    The Second Supplemental Indenture, dated as of February 10, 1998, by and among the Company and The
            First National Bank of Chicago, as Debt Trustees, is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.

  4.8(d)    Form of Third Supplemental Indenture to Subordinated Indenture relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.9 of Post Effective Amendment No. 1 to Form S-3
            (Registration No. 333-38355).

  4.9(a)    The Preferred Securities Guarantee Agreement, dated as of November 18, 1997, by and among the Company and The First National Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust
            Preferred Securities of the Trust, is hereby incorporated by reference to Exhibit 4.2 to the
            Company's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.

  4.9(b)    The Preferred Securities Guarantee Agreement, dated as of February 10, 1998, by and among the Company and The First National Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust
            Preferred Securities of the Trust, is hereby incorporated by reference to Exhibit 4.2 to the
            Company's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.

  4.9(c)    Form of First Supplemental Indenture to Preferred Securities Guarantee Agreement relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.8 of Post Effective
            Amendment No. 1 to Form S-3 (Registration No. 333-38355).

  9.1(a)    Voting Trust Agreement, dated as of June 30, 1989, is hereby incorporated by reference to an exhibit to Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-12943.

  9.1(b)    Amendment dated as of May 9, 1991 to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

  9.1(c)    Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 9.1(c) to the Company's Annual Report on Form
            10-K for the year ended December 31, 1992.

  9.1(d)    Amendment dated as of May 22, 1998, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form
            8-K filed on June 5, 1998.

 10.1       Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and
            May 25, 1984 is hereby incorporated by reference to the Company's Registration Statement on Form S-2,
            No. 2-92307.

 10.2(a)    Supplemental Benefit Agreement for LeRoy T. Carlson dated March 21, 1980, as amended March 20, 1981, is hereby incorporated by reference to an exhibit to the Company's Registration Statement on Form
            S-7, No. 2-74615.

 10.2(b)    Memorandum of Amendment to Supplemental Benefit Agreement dated as of May 28, 1991, is hereby incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.3       Description of Terms of Letter Agreement with Sandra L. Helton dated August 7, 1998.

 10.4(a)    1988 Stock Option and Stock Appreciation Rights Plan of the Company, is hereby incorporated by reference to Exhibit A to the Company's definitive Notice of Annual Meeting and Proxy Statement dated
            March 31, 1988.

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT
----------  -----------------------------------------------------------------------------------------------------
 10.4(b)    Amendment #1 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company, is hereby incorporated by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.4(c)    Amendment #2 to 1988 Stock Option and Stock Appreciation Rights Plan of the Company, is hereby incorporated by reference to Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.5       Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to
            Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-57257).

 10.6       Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan is hereby incorporated by reference to
            Exhibit D to the Company's Proxy Statement/Prospectus dated March 24, 1998 which was part of the
            Company's Registration Statement on Form S-4 (Registration No. 333-42535).

 10.7       Amended and Restated Supplemental Executive Retirement Plan.

 10.8       Securities Loan Agreement, dated June 13, 1995, between TDS and Merrill Lynch & Co. is hereby incorporated by reference to Exhibit 99.1 to the Form 8-K dated June 16, 1995 of United States
            Cellular Corporation.

 10.9       Registration Rights Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation
            is hereby incorporated by reference to Exhibit 99.2 to the Form 8-K dated June 16, 1995 of United
            States Cellular Corporation.

 10.10      Common Share Delivery Arrangement Agreement among TDS, Merrill Lynch & Co. and United States Cellular
            Corporation is hereby incorporated by reference to Exhibit 99.3 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.

 10.11      Supplemental Benefit Agreement between United States Cellular Corporation and H. Donald Nelson is
            hereby incorporated by reference to an exhibit to United States Cellular Corporation's Registration
            Statement on Form S-1 (Registration No. 33-16975).

 10.12      Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996, is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996.

 10.13      Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to
            United States Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated
            April 15, 1991, as filed with the Commission on April 16, 1991.

 10.14      Summary of 1998 Bonus Program for the Senior Corporate Staff on United States Cellular Corporation is
            hereby incorporated by reference to Exhibit 10.11 to United States Cellular Corporation's Annual
            Report on Form 10-K for the year ended December 31, 1998.

 10.15      United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8
            (Registration No. 33-57255).

 10.16      United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan
            is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's
            Registration Statement on Form S-8 (Registration No. 333-19405).

 10.17      United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration
            Statement on Form S-8 (Registration No. 333-23861).

 10.18      United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to United States Cellular Corporation's Registration Statement on Form S-8
            (Registration No. 333-57063).

 EXHIBIT
   NO.      DESCRIPTION OF DOCUMENT
----------  -----------------------------------------------------------------------------------------------------
 10.19      Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to Exhibit
            99.2 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No.
            333-57063).

 10.20      Description of Terms of Signing Letter with Donald W. Warkentin dated June 7, 1995, is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 10.21      Aerial Communications, Inc. 1996 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 99.1 to Aerial Communications, Inc.'s registration statement on Form S-8
            (Registration No. 333-06471).

 10.22      Amendment to the Aerial Communications, Inc. 1996 Long-Term Incentive Plan is hereby incorporated by reference to Aerial Communications, Inc.'s Form S-8 dated April 30, 1998 (Registration No.
            333-51561).

 10.23      Description of Supplemental Benefit Agreement with Donald W. Warkentin dated August 2, 1996, is hereby incorporated by reference to Exhibit 10.17 to Aerial Communications, Inc.'s Annual Report on
            Form 10-K for the year ended December 31, 1997.

 10.24      TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-23947).

 10.25      Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.26      Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS
            Telecommunications Corporation and James Barr III is hereby incorporated by reference to Exhibit
            10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 10.27      Credit Agreement dated June 30, 1998, by and between Nokia Telecommunications Inc. and Aerial
            Communications, Inc., is hereby incorporated by reference to Exhibit 99.1 of Aerial Communications,
            Inc.'s Form 8-K dated June 30, 1998 and filed on November 9, 1998.

 10.28      Employment Agreement with Murray L. Swanson dated October 15, 1998.

 11         Statement regarding computation of per share earnings (included in Footnote 4 to financial statements in Exhibit 13).

 12         Statements regarding computation of ratios.

 13         Incorporated portions of 1998 Annual Report to Security Holders.

 21         List of Subsidiaries of the Company.

 23         Consent of independent public accountants.

 27         Financial Data Schedules for the year ended December 31, 1998.

   [LOGO]
  TELEPHONE AND DATA SYSTEMS, INC.

   30 North LaSalle Street
   Chicago, Illinois 60602
   312/630-1900