Form 10-Q
period 1999-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 1999-05-14
CIK 1051512

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


[X]     QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended              March 31, 1999
                                       -----------------------------------------

                                         OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                      -------------------    -------------------
                        Commission File Number 001-14157

--------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       36-2669023
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois  60602
               ---------------------------------------------------
                (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (312) 630-1900

                                 Not Applicable
            --------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]    No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at April 30, 1999
     --------------------------------           -----------------------------
   Common Shares, $.01 par value                      53,816,748 Shares
Series A Common Shares, $.01 par value                 6,951,770 Shares
--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------

                        1ST QUARTER REPORT ON FORM 10-Q
                        -------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        -------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition          2-17

                Consolidated Statements of Income -
                   Three Months Ended March 31, 1999 and 1998              18

                Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1999 and 1998              19

                Consolidated Balance Sheets -
                   March 31, 1999 and December 31, 1998                  20-21

                Notes to Consolidated Financial Statements               22-27


Part II.     Other Information                                             28


Signatures                                                                 29

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------


Telephone  and Data  Systems,  Inc.  ("TDS" or the  "Company")  is a diversified telecommunications company which provides high-quality telecommunications services to 3.2 million cellular telephone, telephone and personal communications service ("PCS") customers. TDS's long-term business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications.

The Company conducts substantially all of its cellular telephone operations through its 80.9%-owned subsidiary, United States Cellular Corporation ("U.S. Cellular"), its telephone operations through its wholly-owned subsidiary, TDS Telecommunications Corporations ("TDS Telecom"), and its PCS operations through its 82.2%-owned subsidiary, Aerial Communications, Inc. ("Aerial"). TDS Telecom provides service through its 105 incumbent local exchange ("ILEC") companies and its developing competitive local exchange ("CLEC") companies. In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. See Liquidity--Corporate Restructuring.

RESULTS OF OPERATIONS
---------------------

Three Months Ended 3/31/99 Compared to Three Months Ended 3/31/98
-----------------------------------------------------------------

Operating Revenues increased 30% ($115.4 million) during the first quarter of 1999 primarily as a result of a 27% increase in customers served. U.S. Cellular contributed 70% ($80.8 million) of the total increase in revenues as customers served increased by 453,000, or 25%, since March 31, 1998, to 2,270,000. Aerial contributed 17% ($19.8 million) of the increase as customers served increased by 165,600, or 100%, since March 31, 1998, to 331,600. TDS Telecom contributed 13% ($14.8 million) of the total increase in revenues. ILEC access lines increased 5% since March 31, 1998 to 554,900 access lines. CLEC access lines totaled 43,500 at March 31, 1999 compared to 5,500 at March 31, 1998. TDS Telecom began CLEC operations in early 1998.

Operating Expenses rose 18% ($72.1 million) in the first quarter of 1999 reflecting growth in operations. U.S. Cellular contributed 86% ($61.9 million) and TDS Telecom contributed 14% ($9.9 million) of the total increase in operating expenses while Aerial expenses remained flat.

Operating Income was $29.2 million in the first quarter of 1999 compared to a loss of ($25.5) million in 1998. U.S. Cellular's operating income increased 57% to $52.1 million in the first quarter of 1999 and its operating income margin, as a percentage of service revenues, increased to 16.5% in 1999 from 14.0% in 1998. TDS Telecom's operating income increased 22% to $27.0 million reflecting a $5.8 million increase in ILEC operations offset somewhat by $856,000 of additional operating losses from CLEC operations. TDS Telecom's operating margin increased to 20.9% in 1999 from 19.3% in 1998. Aerial's operating loss declined 28% to

$49.8 million in the first quarter of 1999.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                               1999          1998        Change
                                               ----          ----        ------
                                                    (Dollars in thousands)
Operating Income (Loss) from Ongoing Operations
    U.S. Cellular                           $ 52,114      $ 33,155      $ 18,959
    TDS Telecom                               26,954        22,032         4,922
    Aerial                                   (49,834)      (69,313)       19,479
                                            --------      --------      --------
                                              29,234       (14,126)       43,360
American Paging Operating (Loss)                  --       (11,406)       11,406
                                            --------      --------      --------
Operating Income (Loss)                     $ 29,234      $(25,532)     $ 54,766
                                            ========      ========      ========


TDS contributed substantially all of the assets and certain limited liabilities of American Paging, Inc. ("American Paging") to a previously unrelated limited liability corporation for a 30% interest in that corporation effective March 31, 1998. American Paging's revenues were netted against its expenses with the resulting operating loss reported as American Paging Operating (Loss). American Paging's revenues totaled $17.8 million and operating expenses totaled $29.2 million for the three months ended March 31, 1998. Beginning April 1, 1998, TDS followed the equity method of accounting for this investment and reported these results as a component of Investment Income.

Investment and Other Income (Expense) totaled $22.2 million in 1999 and $222.2 million in 1998.

Gain on Sale of Cellular Interests and Other Investments totaled $11.6 million in the first quarter of 1999 and $221.4 million in the first quarter of 1998 as the Company has sold or traded certain non-strategic minority cellular interests and other investments.

Investment Income, net, the Company's share of income from investments in which the Company has a minority interest and follows the equity method of accounting, primarily cellular investments, decreased 48% ($6.1 million) in the first quarter of 1999. The decrease was primarily due to the decline in 1999 in results from markets managed by others in which the Company owned investment interests in both periods and the sale of certain minority cellular interests in the first quarter of 1998. Investment income is net of amortization relating to these minority interests.

Minority Share of Loss (Income) includes the minority public shareholders' share of U.S. Cellular's and Aerial's net income or loss, and the minority shareholders' or partners' share of U.S. Cellular's, Aerial's and TDS Telecom's subsidiaries' and any other subsidiaries' net income or loss. The decrease in minority share of income is primarily due to the decrease in U.S. Cellular's minority public shareholders' portion of income because of the decrease in gains from the sale of cellular investments. The minority shareholder in a subsidiary of Aerial was not allocated a portion of its loss in 1998 as the minority shareholder investment occurred in September 1998.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                  1999        1998      Change
                                                  ----        ----      ------
                                                     (Dollars in thousands)
Minority Share of Loss (Income)
  U.S. Cellular
   Minority Public Shareholders'               $ (5,297)   $(24,535)   $ 19,238
   Minority Shareholders' or Partners'           (1,438)     (1,182)       (256)
                                               --------    --------    --------
                                                 (6,735)    (25,717)     18,982
Aerial
   Minority Public Shareholders'                  4,182      15,241     (11,059)
   Minority Shareholders'                         5,920          --       5,920
                                               --------    --------    --------
                                                 10,102      15,241      (5,139)
Telephone Subsidiaries and Other                   (226)       (263)         37
                                               --------    --------    --------
                                               $  3,141    $(10,739)   $ 13,880
                                               ========    ========    ========

Interest Expense decreased $1.0 million to $30.6 million in the first quarter of 1999. Improvements in the Company's cash management program has resulted in additional internal cash balances being available to reduce short-term debt, thereby reducing interest income and interest expense.

Minority Interest in Income of Subsidiary Trust (Trust Preferred Securities Distributions) increased $1.3 million to $6.2 million in the first quarter of 1999. The increase reflects a full quarter of dividends on the $150 million of additional securities issued in February 1998.

Income Tax Expense decreased $81.7 million in 1999 to $4.3 million primarily due to the effect of significant gains on the sale of cellular and other investments which increased pretax income in 1998.

Net income available to common totaled $10.1 million, or $.16 diluted earnings per share, in the first quarter of 1999, compared to $73.7 million, or $1.20 diluted earnings per share, in the first quarter of 1998. Net income was significantly affected by gains from the sale of cellular and other investments. The increase in net income from operations is primarily due to the improvements in operations at all three business units. A summary of net income available to common and diluted earnings per share from operations and gains is shown below.

                                                     Three Months Ended
                                                         March 31,
                                           ------------------------------------
                                                  1999               1998
                                           -----------------  -----------------
                                                  (Dollars in thousands,
                                                  except per share amounts)
Net Income Available to Common
   Operations                              $           3,029  $         (38,754)
   Gains                                               7,021            112,484
                                           -----------------  -----------------
                                           $          10,050  $          73,730
                                           =================  =================
Diluted Earnings Per Share
   Operations                                            .05               (.64)
   Gains                                                 .11               1.84
                                           -----------------  -----------------
                                           $             .16  $            1.20
                                           =================  =================


U.S. CELLULAR OPERATIONS

TDS provides cellular telephone service through United States Cellular Corporation ("U.S. Cellular"), an 80.9%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Rapid growth in the customer base is the primary reason for the growth in U.S. Cellular's results of operations. The number of customers served increased by 453,000, or 25%, since March 31, 1998, to 2,270,000.

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                         1999             1998
                                                         ----             ----
                                                         (Dollars in thousands)
Operating Revenues
   Local service                                       $213,511         $170,085
   Inbound roaming                                       70,964           46,206
   Long-distance and other                               30,719           20,053
                                                       --------         --------
        Service Revenue                                 315,194          236,344
   Equipment sales                                       10,791            8,813
                                                       --------         --------
                                                        325,985          245,157
                                                       --------         --------
Operating Expenses
   System operations                                     58,691           36,943
   Marketing and selling                                 58,305           50,001
   Cost of equipment sold                                25,441           20,748
   General and administrative                            79,519           59,043
   Depreciation                                          41,616           35,920
   Amortization                                          10,299            9,347
                                                       --------         --------
                                                        273,871          212,002
                                                       --------         --------
Operating Income                                       $ 52,114         $ 33,155
                                                       ========         ========


U.S. Cellular revenues increased 33% ($80.8 million) in 1999. Total average monthly service revenue per customer increased 6% ($2.52) to $47.18 in the first quarter of 1999 from $44.66 in 1998. The increase in average monthly service revenue per customer resulted from increases in minutes of use on U.S. Cellular's systems from both local retail customers and inbound roamers, offset somewhat by a decline in average revenue per minute of use. Average monthly service revenue per customer is expected to decline for the full year of 1999 compared to 1998, despite the increase in the first quarter comparison, as local retail and inbound roaming revenue per minute of use decline due to competitive pressures, further negotiated reductions in roaming rates and continued penetration of the consumer market.

Local retail revenue increased 26% ($43.4 million) in the first quarter of 1999 due primarily to the 25% customer growth. Average local minutes of use per retail customer increased 6% to 101 in 1999 from 95 in 1998, while average local retail revenue per minute declined by 6% to $.32 in 1999 from $.34 in 1998. U.S. Cellular's use of pricing and other incentive programs in order to stimulate overall usage, and competitive pressures resulted in a lower average revenue per minute of use. Average monthly local retail revenue per customer declined 1% ($.18) to $31.96 in 1999 from $32.14 in 1998.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 54% ($24.8 million) in the first quarter of 1999. Roaming minutes of use increased by 72% in 1999. The increase in minutes of use was significantly affected by certain "one rate" programs introduced by other wireless companies in the second half of 1998. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes. The increase in minutes of use is expected to be slower in the second half of 1999 as the effect of "one rate" programs becomes present in both periods of comparison. Average inbound roaming revenue per minute declined by 14% to $.59 in 1999 from $.69 in 1998 reflecting the downward trend in negotiated rates. Average monthly inbound roaming revenue per customer increased 22% ($1.89) to $10.62 in 1999 compared to $8.73 in 1998. The increase in average monthly inbound roaming revenue per customer is attributable to a larger increase in inbound roaming revenue than in the customer base.

Long-distance and other revenue increased 53% ($10.7 million) in the first quarter of 1999 as the volume of long-distance calls billed by U.S. Cellular increased, primarily from inbound roamers using U.S. Cellular's systems to make long-distance calls. Average monthly long-distance and other revenue per customer increased 21% ($.81) to $4.60 in 1999 compared to $3.79 in 1998.

U.S. Cellular expenses increased 29% ($61.9 million) during 1999. Costs to provide service (system operations expenses) as a percent of service revenue were 18.6% in 1999 and 15.6% in 1998. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses.
Customer usage expenses increased 84% ($19.0 million) and consumed 13.2% of service revenues in 1999 and 9.6% in 1998. The increase in customer usage expense was primarily due to the 164% increase in net outbound roaming usage expense. Net outbound roaming usage expense is the result of U.S. Cellular offering its customers an increasingly larger service footprint in which their calls are billed at local rates. In certain cases these service footprints include other operators' service areas. U.S. Cellular pays roaming rates to the other carriers for calls its customers make in these areas, while charging these customers a local rate which is usually lower than the roaming rate. Also contributing to the increase in customer usage expenses was a 19% rise in costs related to the increase in minutes of use. Maintenance, utility and cell site expenses increased 20% ($2.8 million) and consumed 5.4% of service revenues in 1999 and 6.1% in 1998.

The number of cell sites operated increased to 2,106 in 1999 from 1,786 in 1998.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Cost per gross customer addition increased slightly to $319 in 1999 from $313 in 1998 while gross customer activations increased to 229,000 in 1999 from 198,000 in 1998. The cost per gross customer addition increased primarily due to additional brand advertising expenses and the increase in losses on equipment sales. The increase in equipment sales losses was primarily driven by the sale of more digital phone units, which on average generate greater equipment losses than the sale of analog phone units.

General and administrative expenses as a percent of service revenue were 25.2% in 1999 and 25.0% in 1998. The overall increase in administrative expenses reflects the growing customer base in existing markets and an expansion of local office and corporate staff necessitated by such growth. U.S. Cellular also incurred additional costs in the first quarter of 1999 related to its six communications centers, which were created to centralize certain customer service functions, compared to two communications centers in the first quarter of 1998; the conversion of a new billing system; and providing digital phone units to customers who migrated from analog to digital rate plans.

Depreciation and amortization expense as a percent of service revenue was 16.5% in 1999 and 19.2% in 1998. Depreciation expense increased 16% ($5.7 million) in 1999 primarily due to the 16% increase in average fixed assets since March 31, 1998.

Operating income increased 57% ($19.0 million) to $52.1 million in the first quarter of 1999. The improvement was primarily driven by the substantial growth in customers and revenue. Operating margin, as a percent of service revenue, improved to 16.5% in 1999 compared to 14.0% in 1998.

Although service revenues increased 33% and average monthly revenue per customer increased 6% in the first quarter of 1999, management does not expect these trends to continue through 1999 for the reasons stated previously. Management continues to believe seasonal trends exist in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide PCS services have initiated service in certain of U.S. Cellular's markets over the past three years. U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of its market clusters throughout 1999. U.S. Cellular has increased its advertising to promote its brand and to distinguish its service from other wireless communications providers. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine how this additional competition is affecting U.S. Cellular's results.

TDS TELECOM OPERATIONS

TDS operates  its landline  telephone  business  through TDS  Telecommunications
Corporation ("TDS Telecom"), a wholly-owned subsidiary. TDS Telecom's 105 incumbent local exchange ("ILEC") companies served 554,900 access lines at March 31, 1999, a 5% increase over the 528,900 access lines at March 31, 1998. TDS Telecom's competitive local exchange ("CLEC") companies served 43,500 access lines at March 31, 1999. CLEC activities began in the first quarter of 1998, serving 5,500 customers at March 31, 1998.

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                         1999            1998
                                                         ----            ----
                                                        (Dollars in thousands)
Operating Revenues
ILEC Revenues
    Local service                                     $  36,389       $  32,551
    Network access and long-distance                     66,297          60,846
    Miscellaneous                                        15,601          15,583
                                                      ---------       ---------
        Total ILEC Revenues                             118,287         108,980

CLEC Revenues                                            11,103           5,665
Intercompany Revenues                                      (425)           (479)
                                                      ---------       ---------
    Total Operating Revenues                            128,965         114,166
                                                      ---------       ---------
Operating Expenses
    ILEC Expenses
        Network operations                               22,958          21,173
        Depreciation and Amortization                    29,272          26,342
        Customer operations                              18,554          18,311
        Corporate operations                             18,046          19,475
                                                      ---------       ---------
        Total ILEC Expenses                              88,830          85,301

    CLEC Expenses                                        13,606           7,312
    Intercompany Expenses                                  (425)           (479)
                                                      ---------       ---------
        Total Operating Expenses                        102,011          92,134
                                                      ---------       ---------
Operating Income                                      $  26,954       $  22,032
                                                      =========       =========

TDS Telecom revenues increased 13% ($14.8 million) in 1999 reflecting primarily customer growth.

Revenues from ILEC operations increased 9% ($9.3 million) in the first quarter of 1999. Average monthly revenue per access line increased 3% ($1.97) to $71.53 in the first quarter of 1999 from $69.56 in the first quarter of 1998. Local service revenue increased 12% ($3.8 million) during 1999. Access line growth of 5% increased revenues by $1.6 million while the sale of custom-calling and advanced features increased revenues by $1.4 million. Average monthly local service revenue per customer was $22.01 in 1999 and $20.78 in 1998. Network access and long-distance revenue increased 9% ($5.5 million) during 1999. Revenue generated from access minute growth due to increased network usage increased $3.8 million in 1999. Recovery of increased costs of providing long-distance services resulted in increased revenue of $1.6 million. Average monthly network access and long-distance revenue per customer was $40.09 in 1999 and $38.83 in 1998.

Miscellaneous revenue remained flat as a $940,000 increase in Internet service revenue was offset by an $880,000 decrease in sales of customer premise equipment, including digital broadcast satellites. Average monthly miscellaneous revenue per customer was $9.43 in 1999 and $9.95 in 1998.

Revenues from CLEC operations increased 96% ($5.4 million) in the first quarter of 1999 as access lines served increased to 43,500 at March 31, 1999 from 5,500 at March 31, 1998.

Operating expenses increased 11% ($9.9 million) during 1999 due to growth in ILEC operations and the development of CLEC operations.

Expenses from ILEC operations increased by 4% ($3.5 million) in the first quarter of 1999. The costs to provide service to customers increased 8% ($1.8 million), primarily for increased wages and benefits expenses, and consumed 19.4% of ILEC revenues in 1999 and 1998. Costs to serve customers increased 1% ($243,000) and consumed 15.7% of ILEC revenues in 1999 and 16.8% in 1998. Corporate expenses decreased 7% ($1.4 million) primarily due to improved efficiencies and cost controls, and consumed 15.3% of ILEC revenues in 1999 and 17.9% in 1998. Depreciation and amortization increased 11% ($2.9 million), primarily due to increased investment in facilities, and consumed 24.7% of ILEC revenues in 1999 and 24.2% in 1998.

CLEC operating expenses increased 86% ($6.3 million) in the first quarter of 1999 as the CLEC subsidiaries continue to grow their customer base.

Operating income increased 22% ($4.9 million) to $27.0 million in the first quarter of 1999 reflecting improved ILEC results offset somewhat by increased CLEC losses. Operating income from ILEC operations increased 24% ($5.8 million) to $29.5 million. Operating loss from CLEC operations increased 52% ($856,000) reflecting the expenses associated with the development and start-up of operations.

AERIAL OPERATIONS

TDS provides Personal Communications Services ("PCS") telephone service through Aerial Communications, Inc. ("Aerial"), an 82.2%-owned subsidiary. Aerial customers served increased by 165,600, or 100%, since March 31, 1998, to 331,600.

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
                                                         1999             1998
                                                         ----             ----
                                                       (Dollars in thousands)

Operating Revenues
     Service revenues                                $  44,098        $  24,083
     Equipment sales revenues                            6,443            6,663
                                                     ---------        ---------
                                                        50,541           30,746
                                                     ---------        ---------
Operating Expenses
     Systems operations                                 20,353           15,337
     Marketing and selling                              20,077           17,432
     Customer service                                    9,851           10,899
     Cost of equipment sold                             12,402           22,820
     General and administrative                         15,921           13,875
     Depreciation                                       19,882           17,807
     Amortization                                        1,889            1,889
                                                     ---------        ---------
                                                       100,375          100,059
                                                     ---------        ---------
Operating (Loss)                                     $ (49,834)       $ (69,313)
                                                     =========        =========

Aerial revenues increased 64% ($19.8 million) in 1999. Service revenues increased 83% ($20.0 million) in the first quarter of 1999 due primarily to the 100% customer growth. The average monthly service revenue per customer decreased to $46 in the first quarter of 1999 from $57 in 1998. The decrease in average monthly service revenue per customer primarily reflects the addition of more moderate wireless users to the customer base.

Aerial's expenses remained relatively flat in total between the first quarter of 1999 and 1998. The costs to provide service to the customer base (system operations expenses) consists of customer usage expenses and maintenance, utility and cell site expenses. System operations expense increased 33% ($5.0 million) in the first quarter of 1999 primarily due to a $4.3 million increase in systems maintenance expenses for the PCS network. Aerial began incurring charges for these services in the second half of 1998. Engineering and maintenance personnel costs also increased as new employees were added to maintain the system. The number of cell sites operated increased to 1,180 in 1999 from 1,118 in 1998.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Costs per gross customer addition decreased to $399 in 1999 from $563 in 1998, reflecting primarily the decrease in cost of equipment sold. Gross customer activations increased to 65,200 in 1999 from 59,700 in 1998. Cost of equipment sold decreased 46% ($10.4 million) reflecting a significant decline in handset cost per unit, partially offset by an increase in handsets sold.

Customer service expenses decreased 10% ($1.0 million) in the first quarter of 1999 primarily due to a decrease in bad debt expense. General and administrative expenses increased 15% ($2.0 million) due primarily to the increased number of employees and related expenses.

Depreciation expense increased 12% ($2.1 million) reflecting the increase in depreciable property and equipment.

Operating loss declined 28% ($19.5 million) to $(49.8) million in the first quarter of 1999 from $(69.3) million in 1998. The improvement was primarily driven by the growth in customers and revenue. TDS anticipates that Aerial will generate significant losses at least through 1999 as it continues to build its customer base.

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital-intensive businesses. Rapid growth has caused expenditures for construction, expansion and acquisition programs to exceed internally generated cash flow. Accordingly, in recent years, TDS and its subsidiaries have obtained substantial funds from external sources to finance Aerial's operations and construction activities, to fund acquisitions and for general corporate purposes. Although U.S. Cellular's increasing internal cash flow and TDS Telecom's steady internal cash flow have reduced the overall need for external financing, Aerial's working capital, operating expenses and construction activities have nevertheless required substantial additional funds from external sources.

Cash Flows From Operating Activities. TDS is generating substantial internal funds from the rapid growth in U.S. Cellular's customers and revenues and TDS Telecom's steady growth. However, Aerial's operations have required substantial funds, thereby reducing the effect of the increases in cash flows from U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $69.1 million in the first quarter of 1999 compared to $28.1 million in 1998. U.S. Cellular's operating cash flow (operating income plus depreciation and amortization) totaled $104.0 million in the first quarter of 1999 (up 33%) while TDS Telecom's operating cash flow totaled $57.5 million (up 18%). Aerial's operating cash outflow declined to $28.1 million for the first quarter of 1999 from $49.6 million in 1998. Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $64.3 million in the first quarter of 1999 and $46.0 million in 1998.

                                             Three Months Ended March 31,
                                             ----------------------------
                                           1999           1998          Change
                                           ----           ----          ------
                                                (Dollars in thousands)
Operating cash flow
       U.S. Cellular                    $ 104,029      $  78,422      $  25,607
       TDS Telecom                         57,511         48,808          8,703
       Aerial                             (28,063)       (49,617)        21,554
       American Paging                         --         (3,511)         3,511
                                        ---------      ---------      ---------
                                          133,477         74,102         59,375
Other operating activities                (64,330)       (45,989)       (18,341)
                                        ---------      ---------      ---------
                                        $  69,147      $  28,113      $  41,034
                                        =========      =========      =========

Cash Flows from Financing Activities. TDS has used short-term debt to finance Aerial's construction and operations, for acquisitions and for general corporate purposes. TDS has taken advantage of attractive opportunities from time-to-time to reduce short-term debt with proceeds from the sale of long-term debt and equity securities, including sales of debt and equity securities by subsidiaries.

Cash flows from financing activities totaled $36.5 million in the first quarter of 1999 compared to $54.2 million in 1998. Increases in short-term debt of $40.6 million provided most of the Company's external financing requirements during the first quarter of 1999. In 1998, TDS received $145.1 million on the sale of 8.04% Trust Originated Preferred Securities. The proceeds provided most of the Company's external financing during the first quarter of 1998 and were used to reduce notes payable balances. TDS also expended $5.7 million for the purchase of American Paging common shares pursuant to a tender offer in the first quarter of 1998.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $102.3 million in the first quarter of 1999 compared to $66.5 million in 1998. Capital expenditures required $115.6 million in 1999 and $125.3 million in 1998. Acquisitions, net of cash acquired, required $8.1 million in 1999 and $52.3 million in 1998. The sales of non-strategic cellular interests and other investments provided $14.3 million in 1999 and $96.4 million in 1998 reducing total cash flows required for investing activities in each period.

The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Capital expenditures totaled $115.6 million in 1999 consisting primarily of $84.7 million for cellular property and equipment, $21.6 million for telephone plant and equipment and $5.3 million for PCS property and equipment. Capital expenditures totaled $125.3 million in the first quarter of 1998 consisting primarily of $69.1 million for cellular property and equipment, $30.7 million for telephone plant and equipment and $29.7 million for PCS property and equipment.

LIQUIDITY

TDS anticipates that the aggregate resources required for 1999 will include approximately $300 million for U. S. Cellular capital additions and $120 million for TDS Telecom capital additions. TDS intends to spin-off Aerial in 1999. The aggregate resources required in 1999 for Aerial include approximately $105 million for capital additions and $235 million for working capital and operating expenses, including $85 million for interest expense. See "Corporate Restructuring" for additional information regarding the Aerial spin-off and financing needs.

TDS and its subsidiaries had cash and temporary investments totaling $63.6 million and longer-term cash investments totaling $10.3 million at March 31, 1999. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS had $597 million of bank lines of credit for general corporate purposes at March 31, 1999. Unused amounts of such lines totaled $385 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash supplemented by short-term financing. U.S. Cellular's operating cash flow totaled $408.5 million for the twelve months ended March 31, 1999, up 42% ($121.7 million) from 1998. U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at March 31, 1999, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points.

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs and short-term financing. Operating cash flow totaled $214.5 million for the twelve months ended March 31, 1999, up 9% ($18.4 million) from 1998. At March 31, 1999, TDS Telecom telephone subsidiaries had $121.6 million in unadvanced loan funds from federal government programs to finance the telephone construction program.

Management believes that internal cash flows and funds available from cash and cash equivalents, lines of credit, and longer-term financing commitments provide sufficient financial flexibility. However, the timing and amounts of capital expenditures and acquisitions as well as working capital requirements and amounts needed for general corporate purposes may vary throughout the year. There can be no assurance that sufficient funds will be available to the Company on terms or at prices acceptable to the Company. If sufficient funding is not made available to the Company on terms and prices acceptable to the Company, the Company would have to reduce its construction, development and acquisition programs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when and if capital requirements, financial market conditions and other factors warrant.

Corporate Restructuring

In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. There are a number of conditions that must be met for a tax-free spin-off to occur, including the receipt of a favorable Internal Revenue Service ruling on the tax-free status of such a spin-off, final approval by the TDS Board of Directors, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings.

Prior to any spin-off, it is expected that Aerial will seek additional financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity. In connection with such financing, it is anticipated that a substantial amount of Aerial's debt to TDS may be converted into equity. TDS intends to seek shareholder approval of a proposal to distribute Aerial Series A Common Shares, on a pro-rata basis, to holders of TDS Series A Common Shares and to distribute Aerial Common Shares, on a pro-rata basis, to holders of TDS Common Shares. There can be no assurance that a spin-off will be consummated or that other alternatives will not be pursued.

In September 1998, pursuant to a purchase agreement between TDS, Aerial, Aerial Operating Company, Inc. ("AOC"), and Sonera Ltd., a limited liability company organized under the laws of Finland ("Sonera"), Sonera purchased 2.4 million shares of common stock of AOC representing a 19.423% equity interest in AOC, subject to adjustment under certain circumstances, for an aggregate purchase price of $200 million. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for
6.72919 Common Shares of Aerial. Upon the exchange of all of the AOC shares, Sonera would own an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

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

Aerial's capital additions budget totals approximately $105 million. In addition, Aerial will require $235 million for working capital and operating expenses, including $85 million for interest expense. Aerial plans to finance its construction expenditures and working capital requirements through external financing, vendor financing and the remaining amount available under the revolving credit agreement with TDS. As part of the potential tax-free spin-off of Aerial, TDS and Aerial are seeking short- and long-term financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity.

In 1998,a vendor agreed to provide up to $150 million in financing to Aerial for the purchase of network infrastructure equipment and services. Aerial may borrow up to $75 million prior to June 30,1999 and an additional $75 million between June 30, 1999 and June 30, 2000. At March 31, 1999, Aerial had $94.7 million available under the agreement.

In March 1999, TDS paid Aerial $114.5 million as a settlement for tax losses incurred by Aerial and utilized by the TDS consolidated tax group. Aerial used the funds to repay a portion of the existing indebtedness to TDS thereby increasing the amount available under the revolving credit agreement. At March 31, 1999, Aerial had $92.4 million available for borrowings under the revolving credit agreement with TDS which is expected to last through June 1999. TDS has not committed to any further financing of Aerial's operations. It is the intent of TDS and Aerial for Aerial to obtain the necessary level of financial support from sources other than TDS to enable Aerial to pay its debts as they become due. TDS and Aerial management believe Aerial has the ability to obtain that financial support. Sources of additional capital may include vendor financing and public and private equity and debt financings by Aerial or its subsidiaries. If sufficient future funding is not available on terms and prices acceptable to Aerial, Aerial would have to reduce its construction and operating activities or take other actions, which could have a material adverse impact on Aerial's financial condition and results of operations.

MARKET RISK

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of the Company's debt is in the form of long-term fixed-rate notes, debentures and trust securities with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. TDS has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to

TDS's outstanding debt and trust securities instruments since December 31, 1998.

TDS maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally AirTouch Communications, Inc. common shares, amounted to $509.9 million at March 31, 1999. A hypothetical 10% decrease in the share prices of these investments would result in a $51.0 million decline in the market value of the investments.

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

The awareness phase consisted of establishing Year 2000 project teams at each business unit and developing an overall strategy. Management has established a Year 2000 Program Office at the TDS corporate level to coordinate activities of the Year 2000 project teams, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee, and to promote the exchange of information between all business units to share knowledge and solution techniques. Management of each business unit has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of cellular, local switched and data telecommunications and PCS services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 compliance efforts of the Company's critical vendors.

The assessment phase included the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that are not Year 2000 compliant. Included in the assessment phase is an analysis of risk management factors such as contingency plans and legal matters. Except for the contingency plans as discussed below, the assessment phase was completed in the first quarter of 1999.

The Year 2000 project teams have identified those mission critical hardware, systems and applications that are not Year 2000 compliant. These noncompliant critical hardware, systems and applications have undergone renovation or are currently in the renovation phase. The renovation phase consists of the remediation or replacement of mission critical systems, applications and hardware. The renovation of these mission critical hardware, systems and applications is on schedule and should be substantially completed in the third quarter of 1999.

The mission critical hardware, systems and applications that have been renovated are undergoing Year 2000 validation testing. The validation phase includes
testing,   verifying  and  validating  the  renovated  or  replaced   platforms,
applications, databases and utilities. The validation phase consists of independent verification testing of mission critical systems, applications and hardware as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. The Company will rely on the Cellular Telephone Industry Association ("CTIA") and TELCO Forum, which have formed working groups to coordinate efforts of various carriers and manufacturers to facilitate inter- network Year 2000 testing. Validation of mission critical hardware, systems and applications is scheduled to be completed in the third quarter of 1999.

The implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase is expected to be completed during the fourth quarter of 1999.

Management  cannot  provide  assurance  that  its  plan  to  achieve  Year  2000 compliance will be successful as it is subject to various risks and uncertainties. The Company's current schedule is subject to change depending on developments that may arise through unforeseen circumstances in the renovation, validation and implementation phases of the Company's compliance efforts. The Company, like most other telecommunications operators, is highly dependent on the telecommunications network vendors to provide compliant hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services. The Company is dependent on the development of compliant hardware, systems and applications and upgrades by experts, both internal and external, and the availability of critical resources with the requisite skill sets. The Company's ability to meet its target dates is dependent upon the timely provision of necessary upgrades and modifications by its suppliers and internal resources. In addition, the Company cannot guarantee that third parties on whom it depends for essential services (such as electric utilities, financial institutions, interconnected telecommunications operators, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt the Company's business, including the provision of cellular, local switched and PCS services, billing and collection processes and other areas of the business, and cause a material adverse effect on the Company's results of operations, financial positions and cash flow. The Company has contacted critical vendors requesting information about their Year 2000 readiness. The responses are being reviewed and used in developing the Company's overall contingency plans.

The Company's Year 2000 worst case scenario may involve interruption of telecommunications services and data processing services and/or interruption of customer billing, operating and other information systems. As part of its Year 2000 initiative, the Company is evaluating a variety of adverse scenarios and is in the process of developing contingency and business continuity plans tailored for adverse Year 2000-related occurrences. The contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide key operational back-up, recovery and restorational alternatives.

The Company's contingency plan initiatives will include the following: reviewing, assessing and updating existing business recovery plans; identifying teams who will be on call during the millennium change to monitor the network, critical systems, operations centers and business processes to react immediately to facilitate repairs; re-prioritization of mission critical work processes and associated resources; developing alternate processes to support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions; establishing replacement/repair parallel paths to provide for repair and readiness of existing systems and components that are scheduled for replacement by the year 2000, in the event the replacement schedules are not met; developing alternate plans for critical suppliers of products/services that fail to meet Year 2000 compliance commitment schedules; and developing data retention and recovery procedures to be in place for customer and critical business data to provide pre-millennium backups with on-site as well as off-site data copies. The Company anticipates having these contingency plans in place early in the fourth quarter of 1999.

The Company estimates that the total costs related to the Year 2000 project will be approximately $30 million. Through March 31, 1999, the total costs associated with the Year 2000 Issue were $11.4 million. In recent years, the Company has made capital expenditures, primarily related to upgrades of the cellular network to provide digital capabilities as well as certain financial systems, billing systems, and customer care systems which are by design thought to be Year 2000 compliant. These costs are not considered to be directly related to the Year 2000 project because they were incurred as part of the Company's overall operating strategies to add digital capabilities for competitive purposes, and to improve financial systems and customer service. However, these upgrades and financial systems will be tested for Year 2000 compliance. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. Though Year 2000 project costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.





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

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; unanticipated changes in growth in cellular and PCS customers, penetration rates, churn rates and the mix of products and services offered in our markets; and unanticipated problems with the Year 2000 Issue. Readers should evaluate any statements in light of these important factors.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                           Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                            1999         1998
                                                            ----         ----
                                                          (Dollars in thousands,
                                                       except per share amounts)
OPERATING REVENUES
    U.S. Cellular                                        $ 325,985    $ 245,157
    TDS Telecom                                            128,965      114,166
    Aerial                                                  50,541       30,746
                                                         ---------    ---------
                                                           505,491      390,069
                                                         ---------    ---------
OPERATING EXPENSES
    U.S. Cellular                                          273,871      212,002
    TDS Telecom                                            102,011       92,134
    Aerial                                                 100,375      100,059
                                                         ---------    ---------
                                                           476,257      404,195
                                                         ---------    ---------
    Operating Income (Loss) from Ongoing Operations         29,234      (14,126)
    American Paging Operating (Loss)                            --      (11,406)
                                                         ---------    ---------

OPERATING INCOME (LOSS)                                     29,234      (25,532)
                                                         ---------    ---------

INVESTMENT AND OTHER INCOME (EXPENSE)
    Interest and dividend income                             1,825        3,437
    Investment income, net of amortization                   6,543       12,620
    Gain on sale of cellular and other investments          11,551      221,442
    Other income (expense), net                               (821)      (4,595)
    Minority share of loss (income)                          3,141      (10,739)
                                                         ---------    ---------
                                                            22,239      222,165
                                                         ---------    ---------
INCOME BEFORE INTEREST AND INCOME TAXES                     51,473      196,633
Interest expense                                            30,571       31,613
Minority interest in income of subsidiary trusts             6,203        4,896
                                                         ---------    ---------
INCOME BEFORE INCOME TAXES                                  14,699      160,124
Income tax expense                                           4,299       85,954
                                                         ---------    ---------
NET INCOME                                                  10,400       74,170
Preferred Dividend Requirement                                (350)        (440)
                                                         ---------    ---------
NET INCOME AVAILABLE TO COMMON                           $  10,050    $  73,730
                                                         =========    =========

WEIGHTED AVERAGE COMMON SHARES (000s)                       61,279       60,750

BASIC EARNINGS PER SHARE                                 $     .16    $    1.21
                                                         =========    =========

DILUTED EARNINGS PER SHARE                               $     .16    $    1.20
                                                         =========    =========
DIVIDENDS PER SHARE                                      $    .115    $     .11
                                                         =========    =========


         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                                   Three Months Ended
                                                                         March 31,
                                                                   -------------------
                                                                    1999        1998
                                                                    ----        ----
                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $  10,400    $  74,170
    Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation and amortization                          104,243       99,673
           Deferred taxes                                             566       79,114
           Investment income                                       (9,767)     (14,551)
           Minority share of income                                (3,141)      11,553
           Gain on sale of cellular and other investments         (11,551)    (221,442)
           Noncash interest expense                                 8,841        8,424
           Other noncash expense                                    6,319        4,166
           Change in accounts receivable                           11,787          (61)
           Change in accounts payable                             (36,900)     (12,945)
           Change in accrued taxes                                  1,416        1,276
           Change in accrued interest                             (13,113)      (8,853)
           Change in other assets and liabilities                      47        7,589
                                                                ---------    ---------
                                                                   69,147       28,113
                                                                ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                                       1,756        1,848
    Repayments of long-term debt                                   (3,846)      (5,496)
    Change in notes payable                                        40,637      (75,670)
    Trust preferred securities                                         --      145,050
    Dividends paid                                                 (7,183)      (7,141)
    Purchase of subsidiary common stock                                --       (5,738)
    Other financing activities                                      5,124        1,365
                                                                ---------    ---------
                                                                   36,488       54,218
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                         (115,565)    (125,314)
    Investments in and advances to investment
        entities and license costs                                  1,633       (5,430)
    Distributions from investments                                  6,100        4,554
    Proceeds from investment sales                                 14,295       96,432
    Other investing activities                                        (80)      (3,135)
    Acquisitions, net of cash acquired                             (8,131)     (52,275)
    Change in temporary investments and marketable securities        (534)      18,630
                                                                ---------     --------
                                                                 (102,282)     (66,538)
                                                                ---------     --------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                  3,353       15,793
CASH AND CASH EQUIVALENTS -
    Beginning of period                                            50,083       51,008
                                                                ---------     --------
    End of period                                               $  53,436    $  66,801
                                                                =========    =========


         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                    (Unaudited)     December 31,
                                                   March 31, 1999       1998
                                                   --------------   ------------
                                                     (Dollars in thousands)

CURRENT ASSETS
    Cash and cash equivalents                          $   53,436   $   50,083
    Temporary investments                                  10,148       10,341
    Accounts receivable from customers and others         273,062      284,610
    Materials and supplies, at average cost,
        and other current assets                           60,777       60,405
                                                       ----------   ----------
                                                          397,423      405,439
                                                       ----------   ----------
INVESTMENTS
    Intangible Assets
        Cellular license acquisition costs, net         1,198,340    1,200,653
        Broadband PCS license acquisition costs, net      309,915      311,915
        Franchise costs and other costs, net              180,371      181,517
    Investments in unconsolidated entities                303,805      307,258
    Marketable equity securities                          509,912      378,812
    Other investments                                      34,386       33,870
                                                       ----------   ----------
                                                        2,536,729    2,414,025
                                                       ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET
    U.S. Cellular                                       1,178,651    1,138,585
    TDS Telecom                                           869,271      881,507
    Aerial                                                612,368      621,281
    Other                                                  30,023       31,216
                                                       ----------   ----------
                                                        2,690,313    2,672,589
                                                       ----------   ----------
OTHER ASSETS AND DEFERRED CHARGES                          34,379       35,492
                                                       ----------   ----------
    TOTAL ASSETS                                       $5,658,844   $5,527,545
                                                       ==========   ==========



         The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     (Unaudited)    December 31,
                                                   March 31, 1999       1998
                                                   --------------   ------------
                                                    (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt                 $    15,948   $    15,946
    Notes payable                                         211,526       170,889
    Accounts payable                                      239,830       288,417
    Advance billings and customer deposits                 37,076        37,473
    Accrued interest                                       11,177        24,290
    Accrued taxes                                          31,866        30,449
    Accrued compensation                                   26,072        29,584
    Other current liabilities                              29,696        26,331
                                                      -----------   -----------
                                                          603,191       623,379
                                                      -----------   -----------

DEFERRED LIABILITIES AND CREDITS                          401,260       346,989
                                                      -----------   -----------

LONG-TERM DEBT, excluding current portion               1,569,486     1,553,096
                                                      -----------   -----------

MINORITY INTEREST in subsidiaries                         448,471       440,188
                                                      -----------   -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES of Subsidiary Trusts
    Holding Solely Company Subordinated Debentures (a)    300,000       300,000
                                                      -----------   -----------

PREFERRED SHARES                                           24,029        25,985
                                                      -----------   -----------
COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $.01 per share                   550           550
    Series A Common Shares, par value $.01 per share           69            69
    Capital in excess of par value                      1,883,171     1,882,710
    Treasury Shares, at cost (619,155 and 761,220
      shares, respectively)                               (24,444)      (29,439)
    Accumulated other comprehensive income                141,435        75,609
    Retained earnings                                     311,626       308,409
                                                      -----------   -----------
                                                        2,312,407     2,237,908
                                                      -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 5,658,844   $ 5,527,545
                                                      ===========   ===========


(a) The sole asset of TDS Capital I is $154.6 million principal amount of 8.5% subordinated debentures due 2037 from TDS. The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% subordinated debentures due 2038 from TDS.

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.    Corporate Restructuring

      In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial Communications, Inc. ("Aerial"), as well as reviewing other alternatives. There are a number of conditions that must be met for a tax-free spin-off to occur, including the receipt of a favorable Internal Revenue Service ruling on the tax-free status of such a spin-off, final approval by the TDS Board of Directors, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings.

      Prior to any spin-off, it is expected that Aerial will seek additional financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity. In connection with such financing, it is anticipated that a substantial amount of Aerial's debt to TDS may be converted into equity. TDS intends to seek shareholder approval of a proposal to distribute Aerial Series A Common Shares, on a pro-rata basis, to holders of TDS Series A Common Shares and to distribute Aerial Common Shares, on a pro-rata basis, to holders of TDS Common Shares. There can be no assurance that a spin-off will be consummated or that other alternatives will not be pursued.

      In September 1998, pursuant to a purchase agreement between TDS, Aerial, Aerial Operating Company, Inc. ("AOC"), and Sonera Ltd., a limited liability company organized under the laws of Finland ("Sonera"), Sonera purchased 2.4 million shares of common stock of AOC representing a 19.423% equity interest in AOC, subject to adjustment under certain circumstances, for an aggregate purchase price of $200 million. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the AOC shares, Sonera would own an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

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

3.    Marketable Equity Securities

      Marketable equity securities include the Company's investments in equity securities, primarily AirTouch Communications, Inc. ("AirTouch") common shares. These securities are classified as available-for-sale and stated at fair market value.

      Information regarding the Company's marketable equity securities is summarized below.

                                                        March 31,   December 31,
                                                          1999          1998
                                                      ------------  ------------
                                                         (Dollars in thousands)
Available-for-sale Equity Securities
Aggregate Fair Value                                      $509,912      $378,812
Original Cost                                              231,717       230,344
                                                          --------      --------
Gross Unrealized Holding Gains                             278,195       148,468
Tax Effect                                                 111,753        59,661
                                                          --------      --------
Unrealized Holding Gains, net of tax                       166,441        88,807
Minority Share of Unrealized Holding Gains                  25,007        13,198
                                                          --------      --------
Net Unrealized Holding Gains                              $141,435      $ 75,609
                                                          --------      --------



4.    Gains from Sale of Cellular and Other Investments

      Gains from the sale of cellular interest and other investments primarily reflect gains recorded on the sale of a minority cellular interest and certain other investments for cash in 1999 and the sale of minority interests in twelve markets to AirTouch for AirTouch common shares and cash in 1998.

5.    Other Comprehensive Income

      The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                          (Dollars in thousands)
Accumulated Other Comprehensive Income

     Balance, beginning of period                           $ 75,609   $    683
     Other Comprehensive Income -
        Unrealized gains on securities                       129,727     28,245
        Income tax effect                                     52,092     10,301
                                                            --------   --------
                                                              77,635     17,944
        Minority share of unrealized gains                    11,809      2,407
     Net unrealized gains included in Comprehensive Income    65,826     15,537
                                                            --------   --------
     Balance, end of period                                 $141,435   $ 16,220
                                                             ========   ========
Comprehensive Income

     Net Income                                             $ 10,400   $ 74,170
     Net unrealized gains on securities                       65,826     15,537
                                                            --------   --------
                                                            $ 76,226   $ 89,707
                                                            ========   ========


6.    Earnings Per Share

      The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                       March 31,   March 31,
                                                          1999       1998
                                                       --------    --------
                                                        (Dollars and shares
                                                           in thousands)

Net Income                                             $ 10,400     $74,170
Less: Preferred Dividends                                  (350)       (440)
                                                       --------    --------
Net Income Available to Common used in Earnings
    per Share-Basic                                      10,050      73,730
Reduction in preferred dividends if Preferred Shares
    converted into Common Shares                             --         402
Minority income adjustment                                  (18)        (51)
                                                       --------    --------
Net Income Available to Common used in Earnings
    per Share-Diluted                                  $ 10,032    $ 74,081
                                                       --------    --------
Weighted Average Number of Common Shares
    used in Earnings per Share-Basic                     61,279      60,750
Effect of Dilutive Securities:
    Common Shares outstanding if Preferred
       Shares converted                                      --         927
    Stock options and stock appreciation rights             193         136
    Common Shares issuable                                   13          14
                                                       --------    --------
Weighted Average Number of Common Shares
    used in Earnings per Share-Diluted                   61,485      61,827
                                                       ========    ========


      The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

7.    Supplemental Cash Flow Information

      Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. Those investments with original maturities of more than three months to twelve months are classified as temporary investments. Temporary investments are stated at cost, which approximates market. Those investments with original maturities of more than 12 months are classified with other investments and are stated at amortized cost.

      TDS acquired certain cellular licenses in 1999 and certain cellular licenses, operating companies and telephone companies in 1998. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.

                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                            1999         1998
                                                         --------     --------
                                                        (Dollars in thousands,
                                                       except per share amounts)

Property, plant and equipment                            $     --     $  7,825
Cellular licenses                                           5,464       34,080
Equity method investment in cellular interests                 --        4,927
Franchise costs                                                --        5,304
Long-term debt                                                 --       (4,634)
Deferred credits                                               --         (991)
Other assets and liabilities,
   excluding cash and cash equivalents                         --        7,972
Decrease in Minority interest                               2,667        7,820
Common Shares issued                                           --      (10,028)
                                                         --------     --------
Decrease in cash due to acquisitions                     $  8,131     $ 52,275
                                                         ========     ========


The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                           1999           1998
                                                           ----           ----
                                                          (Dollars in thousands)

Interest Paid                                             $34,667        $32,097
Income Taxes Paid                                           6,555          8,347
Common Shares issued by TDS for
   conversion of TDS Preferred Stock                      $ 1,874        $ 3,063


8.    Business Segment Information

      Financial data for the Company's business segments for each of the three month periods ended or at March 31, 1999 and 1998 are as follows:

Three Months Ended
or at March 31, 1999              U.S. Cellular   TDS Telecom       Aerial      All Other         Total
--------------------              -------------   -----------      --------     ---------       ---------
    (Dollars in thousands)

Operating revenues               $   325,985     $   128,965    $   50,541     $        --    $    505,491
Operating cash flow                  104,029          57,511       (28,063)             --         133,477
Depreciation and
    amortization expense              51,915          30,557        21,771              --         104,243
Operating income (loss)               52,114          26,954       (49,834)             --          29,234
Total Assets                       3,182,652       1,623,075       954,443       3,323,758       9,083,928
Capital expenditures             $    84,688     $    21,556    $    5,253     $     4,068    $    115,565

Three Months Ended
or at March 31, 1998              U.S. Cellular   TDS Telecom       Aerial      All Other         Total
--------------------              -------------   -----------      --------      ---------      ----------
    (Dollars in thousands)

Operating revenues               $   245,157     $   114,166    $   30,746     $    17,783    $    407,852
Operating cash flow                   78,422          48,808       (49,617)         (3,511)         74,102
Depreciation and
    amortization expense              45,267          26,776        19,696           7,895          99,634
Operating income (loss)               33,155          22,032       (69,313)        (11,406)        (25,532)
Total Assets                       2,741,361       1,480,573       962,886       3,884,444       9,069,264
Capital expenditures             $    69,093     $    30,739    $   29,685     $    (4,203)   $    125,314

                                                         Three Months Ended
                                                           or at March 31,
                                                        -------------------
                                                         1999           1998
                                                         ----           ----
                                                      (Dollars in thousands)

Reconciliation of Segment Revenues to Consolidated Revenues:
      Total Revenues for reportable segments         $   505,491    $   407,852
      American Paging Revenues included in "American
         Paging Operating (Loss)"                             --        (17,783)
                                                     -----------    -----------
      Consolidated Revenues                          $   505,491    $   390,069
                                                     ===========    ===========


Reconciliation of Segment Total Assets to Consolidated Total Assets:
      Total Assets for reportable segments           $ 9,083,928    $ 9,069,264
      Intercompany eliminations (1)                   (3,425,084)    (3,868,156)
                                                     -----------    -----------
      Consolidated Total Assets                      $ 5,658,844    $ 5,201,108
                                                     ===========    ===========


(1) Intercompany eliminations consist primarily of the elimination of TDS's book value in its subsidiaries and the elimination of intercompany receivables.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

      (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 6 to the financial statements.

      (b)    Exhibit 12 - Statement regarding computation of ratios.

      (c)    Exhibit 27 - Financial Data Schedule

      (d)    Reports on Form 8-K filed during the quarter ended March 31, 1999:

      None

                                   SIGNATURES
                                   ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TELEPHONE AND DATA SYSTEMS, INC.
                         -------------------------------
                                 (Registrant)





Date      May 14, 1998                              /s/ Sandra L. Helton
     ----------------------------               --------------------------------
                                                Sandra L. Helton,
                                                Executive Vice President-Finance
                                                (Chief Financial Officer)



Date      May 14, 1998                              /s/ Gregory J. Wilkinson
     -------------------------                  --------------------------------
                                                Gregory J. Wilkinson,
                                                Vice President and Controller
                                                (Principal Accounting Officer)