Form 10-Q
period 1999-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 1999-08-13
CIK 1051512

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


 [X]    QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              June 30, 1999
                               -------------------------------------------------
                                                        OR
 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               ----------------------  ------------------------
                        Commission File Number 001-14157

--------------------------------------------------------------------------------



                        TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                      36-2669023
----------------------------------       --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                   30 North LaSalle Street, Chicago, Illinois  60602
               ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (312) 630-1900

                                 Not Applicable
           -----------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X    No
                                       -----     -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at July 30, 1999
---------------------------------------           ----------------------------
    Common Shares, $.01 par value                       54,498,568 Shares
Series A Common Shares, $.01 par value                   6,954,058 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.

                         2nd QUARTER REPORT ON FORM 10-Q


                                      INDEX



                                                                        Page No.

Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition          2-20

                Consolidated Statements of Income -
                   Three Months and Six Months Ended
                   June 30, 1999 and 1998                                   21

                Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1999 and 1998                  22

                Consolidated Balance Sheets -
                   June 30, 1999 and December 31, 1998                   23-24

                Notes to Consolidated Financial Statements               25-31


Part II.     Other Information                                           32-33


Signatures                                                                  34

                          PART I. FINANCIAL INFORMATION
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Telephone  and Data  Systems,  Inc.  ("TDS" or the  "Company")  is a diversified telecommunications company which provides high-quality telecommunications services to 3.3 million cellular telephone, telephone and personal communications service ("PCS") customers. TDS's long-term business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications.

The Company conducts substantially all of its cellular telephone operations through its 80.9%- owned subsidiary, United States Cellular Corporation ("U.S. Cellular"), its telephone operations through its wholly-owned subsidiary, TDS Telecommunications Corporations ("TDS Telecom"), and its PCS operations through its 82.2%-owned subsidiary, Aerial Communications, Inc. ("Aerial"). In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. See Liquidity--Corporate Restructuring.

RESULTS OF OPERATIONS
---------------------

Six Months Ended 6/30/99 Compared to Six Months Ended 6/30/98
-------------------------------------------------------------

Operating Revenues increased 26% ($220.5 million) during the first half of 1999 primarily as a result of a 24% increase in customers served. U.S. Cellular contributed 69% ($151.7 million) of the total increase in revenues as customers served increased by 442,000, or 23%, since June 30, 1998, to 2,364,000. Aerial contributed 17% ($37.9 million) of the increase as customers served increased by 142,600, or 70%, since June 30, 1998, to 346,600. TDS Telecom contributed 14% ($31.0 million) of the total increase in revenues as total access lines increased by 65,200, or 12%, since June 30, 1998 to 618,800.

Operating Expenses rose 15% ($126.3 million) in the first half of 1999 reflecting growth in operations. U.S. Cellular contributed 87% ($110.4 million) and TDS Telecom contributed 14% ($17.6 million) of the total increase in operating expenses while Aerial expenses declined by 1% ($1.7 million).

Operating Income was $85.6 million in the first half of 1999 compared to a loss of ($20.0) million in 1998. U.S. Cellular's operating income increased 50% to $124.6 million in the first half of 1999 and its operating income margin, as a percentage of service revenues, increased to 18.8% in 1999 from 16.1% in 1998. TDS Telecom's operating income increased 30% to $58.2 million in the first half of 1999 and its operating margin increased to 21.9% in 1999 from 19.1% in 1998. Aerial's operating loss declined 29% to $(97.2) million in the first half of 1999.



                                                   Six Months Ended June 30,
                                              ---------------------------------
                                              1999           1998        Change
                                              ----           ----        ------
                                                  (Dollars in thousands)
Operating Income (Loss) from Ongoing Operations
    U.S. Cellular                          $ 124,566     $  83,292     $  41,274
    TDS Telecom                               58,170        44,850        13,320
    Aerial                                   (97,181)     (136,775)       39,594
                                           ---------     ---------     ---------
                                              85,555        (8,633)       94,188
American Paging Operating (Loss)                --         (11,406)       11,406
                                           ---------     ---------     ---------
Operating Income (Loss)                    $  85,555     $ (20,039)    $ 105,594
                                           =========     =========     =========


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

Investment and Other Income (Expense) totaled $314.0 million in 1999 and $240.4 million in 1998.

Gain on Sale of Cellular and Other Investments totaled $339.9 million in the first half of 1999 and $232.0 million in the first half of 1998. In accordance with accounting rules, TDS recognized a $327.1 million gain in the second quarter of 1999 on the difference between its historical basis in its investment in AirTouch Communications, Inc. ("AirTouch") common shares and the value of Vodafone AirTouch plc American Depository Receipts and cash to be received in the merger of AirTouch and Vodafone Group plc. The AirTouch common shares were received in 1998 by U.S. Cellular and TDS Telecom as a result of the sale of certain minority cellular interests to AirTouch. The remaining gains in 1999 and the 1998 gains resulted when the Company sold or traded certain non-strategic minority cellular interests and other investments.

Investment Income, net, the Company's share of income from investments in which the Company has a minority interest and follows the equity method of accounting, primarily cellular investments, decreased 57% ($9.7 million) in the first half of 1999. The decrease was primarily due to decreased operating results of certain minority cellular interests and the sale of certain minority cellular interests in the first quarter of 1998, along with increased amortization related to the paging interest. Investment income is net of amortization relating to these minority interests.

Minority Share of (Income) Loss includes the minority public shareholders' share of U.S. Cellular's and Aerial's net income or loss, and the minority shareholders' or partners' share of U.S. Cellular's, Aerial's and TDS Telecom's subsidiaries' and certain other TDS subsidiaries' net income or loss. The increase in minority share of income is primarily due to the increase in U.S. Cellular's net income and the resulting minority public shareholders' portion of such income. Allocations of losses to Aerial's minority public shareholders have been limited in 1999 as

Aerial's minority public shareholders' equity has been reduced to zero. The minority shareholder in a subsidiary of Aerial was not allocated a portion of its loss in 1998 as the minority shareholder investment occurred in September 1998.

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                  1999        1998       Change
                                                  ----        ----       ------
                                                     (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
   Minority Public Shareholders'               $(42,448)   $(30,753)   $(11,695)
   Minority Shareholders' or Partners'           (3,079)     (2,695)       (384)
                                               --------    --------    --------
                                                (45,527)    (33,448)    (12,079)
Aerial
   Minority Public Shareholders'                  5,047      31,014     (25,967)
   Minority Shareholders'                         5,920        --         5,920
                                               --------    --------    --------
                                                 10,967      31,014     (20,047)
Telephone Subsidiaries and Other                   (228)       (694)        466
                                               --------    --------    --------
                                               $(34,788)   $ (3,128)   $(31,660)
                                               ========    ========    ========


Interest Expense decreased 2% ($1.2 million) in the first half of 1999. Improvements in the Company's cash management program has resulted in additional internal cash balances being available to reduce short-term debt, thereby reducing interest income and interest expense.

Minority Interest in Income of Subsidiary Trust (Trust Preferred Securities Distributions) increased 12% ($1.3 million) in the first half of 1999. The increase reflects a full two quarters of dividends on the $150 million of additional securities issued in February 1998.

Income Tax Expense increased $46.8 million in 1999 to $132.6 million primarily due to the increased pretax income as a result of improved operations and the large gains recorded in 1999.

Net Income (Loss) Available to Common totaled $192.3 million, or $3.10 diluted earnings per share, in the first half of 1999, compared to $59.6 million, or $.97 diluted earnings per share, in the first half of 1998. The increase in net income and earnings per share reflects improved operating results as well as significant gains from the sale of cellular and other investments. A summary of net income available to common and diluted earnings per share from operations and gains is shown below.

                                                       Six Months Ended
                                                            June 30,
                                             ----------------------------------
                                                   1999                  1998
                                             ---------------     --------------
                                                  (Dollars in thousands,
                                                 except per share amounts)
Net Income Available to Common
   Operations                              $           2,686  $         (57,972)
   Gains                                             189,570            117,607
                                           -----------------  -----------------
                                           $         192,256  $          59,635
                                           -----------------  -----------------
Diluted Earnings Per Share
   Operations                                            .04               (.95)
   Gains                                                3.06               1.92
                                           -----------------  -----------------
                                           $            3.10  $             .97
                                           =================  =================


U.S. CELLULAR OPERATIONS
------------------------

TDS provides cellular telephone service through United States Cellular Corporation ("U.S. Cellular"), an 80.9%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Rapid growth in the customer base is the primary reason for the growth in U.S. Cellular's results of operations. The number of customers served increased by 442,000, or 23%, since June 30, 1998, to 2,364,000.

                                       Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                          -------------------------------------
                                          1999       1998       1999       1998
                                          ----       ----       ----       ----
                                                 (Dollars in thousands)
Operating Revenue
   Local service                       $234,494   $198,222   $448,005   $368,307
   Inbound roaming                       79,114     56,675    150,077    102,881
   Long-distance and other               34,915     26,034     65,635     46,087
                                       --------   --------   --------   --------
        Service Revenue                 348,523    280,931    663,717    517,275
   Equipment sales                       12,429      9,177     23,220     17,990
                                       --------   --------   --------   --------
                                        360,952    290,108    686,937    535,265
                                       --------   --------   --------   --------
Operating Expenses
   System operations                     61,641     52,367    120,332     89,310
   Marketing and selling                 63,380     51,328    121,685    101,329
   Cost of equipment sold                27,659     20,357     53,100     41,105
   General and administrative            79,354     65,477    158,873    124,520
   Depreciation                          46,685     40,878     88,301     76,798
   Amortization                           9,781      9,564     20,080     18,911
                                       --------   --------   --------   --------
                                        288,500    239,971    562,371    451,973
                                       --------   --------   --------   --------
Operating Income                       $ 72,452   $ 50,137   $124,566   $ 83,292
                                       ========   ========   ========   ========


Operating revenue increased 28% ($151.7 million) in the first half of 1999. Total average monthly service revenue per customer increased 3% ($1.21) to $48.71 in the first half of 1999 from $47.50 in 1998. The increase in average monthly service revenue per customer resulted from increases in minutes of use on U.S. Cellular's systems from both local retail customers and inbound roamers. While the increase in inbound roaming minutes of use was partially offset by a decrease in revenue per minute of use, average monthly roaming revenue per customer increased 17%. The increase in average monthly local retail minutes of use was more than offset by the decline in revenue per minute of use, resulting in a 3% decrease in monthly local retail revenue per customer. Average monthly service revenue per customer is expected to decline for the full year of 1999 compared to 1998, despite the increase in the first half comparison, as local retail and inbound roaming revenue per minute of use continue to decline, growth in inbound roaming minutes of use slows and U.S. Cellular further penetrates the consumer market.

Local retail revenue increased 22% ($79.7 million) in the first half of 1999 due primarily to the 23% customer growth. Average local minutes of use per retail customer increased 10% to 112 in 1999 from 102 in 1998, while average local retail revenue per minute declined by 12% to $.29 in 1999 from $.33 in 1998. U.S. Cellular's use of pricing and other incentive programs in order to stimulate overall usage, and competitive pressures resulted in a lower average revenue per minute of use. Average monthly local retail revenue per customer declined 3% ($.94) to $32.88 in 1999 from $33.82 in 1998.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 46% ($47.2 million) in the first half of 1999. Roaming minutes of use increased by 81% in 1999. The increase in minutes of use was significantly affected by certain "one rate" programs introduced by other wireless companies in the second half of 1998. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes. The increase in minutes of use is expected to be slower in the second half of 1999 as the effect of "one rate" programs becomes present in both periods of comparison. Average inbound roaming revenue per minute declined by 17% reflecting the downward trend in negotiated rates. Average monthly inbound roaming revenue per customer increased 17% ($1.56) to $11.01 in 1999 compared to $9.45 in 1998. The increase in average monthly inbound roaming revenue per U.S. Cellular customer is attributable to a larger increase in inbound roaming revenue than in the U.S.
Cellular customer base.

Long-distance and other revenue increased 42% ($19.5 million) in the first half of 1999 as the volume of long-distance calls billed by U.S. Cellular increased, primarily from inbound roamers using U.S. Cellular's systems to make long-distance calls. Average monthly long-distance and other revenue per customer increased 14% ($.59) to $4.82 in 1999 compared to $4.23 in 1998.

Operating expenses increased 24% ($110.4 million) during the first half of 1999. Costs to provide service (system operations expenses) as a percent of service revenue were 18.1% in 1999 and 17.3% in 1998. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses.
Customer usage expenses increased 42% ($25.2 million) and consumed 12.8% of service revenues in 1999 and 11.5% in 1998. The increase in customer usage expense was primarily due to the 59% increase in net outbound roaming usage expense. Net outbound roaming usage expense is the result of U.S. Cellular offering its customers an increasingly larger service footprint in which their calls are billed at local rates. In an increasing number of cases these service footprints include other operators' service areas. U.S. Cellular pays roaming rates to the other carriers for calls its customers make in these areas, while charging these customers a local rate which is usually lower than the roaming rate. Also contributing to the increase in customer usage expenses was a 25% rise in costs related to the increase in minutes of use. Maintenance, utility and cell site expenses increased 19% ($5.8 million) and consumed 5.4% of service revenues in 1999 and 5.8% in 1998. The number of cell sites operated increased to 2,163 in 1999 from 1,864 in 1998.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Cost per gross customer addition increased to $335 in 1999 from $309 in 1998 while gross customer activations increased to 453,000 in 1999 from 403,000 in 1998. The cost per gross customer addition increased primarily due to an increase commissions, additional media and brand advertising expenses related to the change in the U.S. Cellular brand name and logo and the increase in losses on equipment sales. The increase in equipment sales losses was primarily driven by the sale of more dual-mode phones, which on average generate greater equipment losses than the sale of analog phones. The increase in sales of dual-mode phones is related to U.S. Cellular's ongoing conversion of its systems to digital coverage, which enables U.S. Cellular to offer its customers more features, better clarity and increased roaming capabilities.

General and administrative expenses as a percent of service revenue were 23.9% in 1999 and 24.1% in 1998. The overall increase in administrative expenses reflects the growing customer base in existing markets and an expansion of local office and corporate staff necessitated by such growth. U.S. Cellular also incurred additional costs in the first half of 1999 related to its communications centers, which were created to centralize certain customer service functions; the conversion to a new billing system; and providing dual-mode phone units to customers who migrated from analog to digital rate plans.

Depreciation and amortization expense as a percent of service revenue was 16.3% in 1999 and 18.5% in 1998. Depreciation expense increased 15% ($11.5 million) in 1999 primarily due to the 17% increase in average fixed assets since June 30, 1998. Beginning September 1, 1999, U.S. Cellular will begin amortization of deferred system development costs related to its new billing and information system over a seven-year period. Through June 30, 1999, U.S. Cellular had capitalized approximately $118 million of costs related to these systems.

Operating income increased 50% ($41.3 million) to $124.6 million in the first half of 1999. The improvement was primarily driven by the substantial growth in customers and revenue. Operating margin, as a percent of service revenue, improved to 18.8% in 1999 compared to 16.1% in 1998.

Although service revenues increased 28% and average monthly revenue per customer increased 3% in the first half of 1999, management does not expect these trends to continue throughout 1999 as local retail and inbound roaming revenue per minute of use continue to decline, growth in inbound roaming minutes of use slows and U.S. Cellular further penetrates the consumer market. Management continues to believe seasonal trends exist in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide PCS services have initiated service in certain of U.S. Cellular's markets over the past three years. U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of its market clusters throughout 1999. U.S. Cellular has increased its advertising to promote its brand and to distinguish its service from other wireless communications providers. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine how this additional competition is affecting U.S. Cellular's results. Management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in U.S. Cellular's markets.

TDS TELECOM OPERATIONS
----------------------

TDS operates  its landline  telephone  business  through TDS  Telecommunications
Corporation ("TDS Telecom"), a wholly-owned subsidiary. Total access lines served by TDS Telecom increased by 65,200, or 12%, since June 30, 1998 to 618,800. TDS Telecom's 105 incumbent local exchange ("ILEC") subsidiaries served 564,200 access lines at June 30, 1999, a 5% increase over the 537,500 access lines at June 30, 1998. TDS Telecom's competitive local exchange ("CLEC") subsidiaries served 54,600 access lines at June 30, 1999 compared to 16,100 access lines at June 30, 1998. CLEC activities began in the first quarter of 1998. TDS Telecom plans to slowly expand its CLEC operations into certain second and third-tier cities which are geographically proximate to existing TDS Telecom ILEC and CLEC areas.

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                            ------------------       -----------------
                                              1999        1998         1999         1998
                                              ----        ----         ----         ----
                                                        (Dollars in thousands)
Operating Revenue
     ILEC Revenue
       Local service                      $  38,200    $  33,570    $  74,589    $  66,121
       Network access and long-distance      67,876       64,171      134,173      125,017
       Miscellaneous                         17,463       16,514       33,064       32,097
                                          ---------    ---------    ---------    ---------
       Total ILEC Revenue                   123,539      114,255      241,826      223,235

     CLEC Revenue                            13,215        6,621       24,318       12,286
     Intercompany Revenue                      (447)        (721)        (872)      (1,200)
                                          ---------    ---------    ---------    ---------
         Total Operating Revenue            136,307      120,155      265,272      234,321
                                          ---------    ---------    ---------    ---------
Operating Expenses
     ILEC Expenses
       Network operations                    22,971       23,113       45,929       44,286
       Depreciation and Amortization         29,095       27,011       58,367       53,353
       Customer operations                   20,518       18,372       39,072       36,683
       Corporate operations                  17,720       20,609       35,766       40,084
                                          ---------    ---------    ---------    ---------
         Total ILEC Expenses                 90,304       89,105      179,134      174,406

     CLEC Expenses                           15,234        8,953       28,840       16,265
     Intercompany Expenses                     (447)        (721)        (872)      (1,200)
                                          ---------    ---------    ---------    ---------
         Total Operating Expenses           105,091       97,337      207,102      189,471
                                          ---------    ---------    ---------    ---------
     Operating Income                     $  31,216    $  22,818    $  58,170    $  44,850
                                          =========    =========    =========    =========


Operating revenue increased 13% ($31.0 million) in the first half of 1999 reflecting primarily customer growth.

Revenue from ILEC operations increased 8% ($18.6 million) in the first half of 1999. Average monthly revenue per access line increased 3% ($2.00) to $72.53 in the first half of 1999 from $70.53 in the first half of 1998. Local service revenue increased 13% ($8.5 million) during 1999. Access line growth of 5% increased revenues by $3.3 million while the sale of custom-calling and advanced features increased revenues by $3.0 million. Average monthly local service revenue per customer was $22.37 in 1999 and $20.89 in 1998. Network access and long-distance revenue increased 7%

($9.2 million) during 1999. Revenue generated from access minute growth due to increased network usage increased $7.0 million in 1999. Recovery of increased costs of providing long-distance services resulted in increased revenue of $2.2 million. Average monthly network access and long-distance revenue per customer was $40.24 in 1999 and $39.50 in 1998. Miscellaneous revenue increased 3% ($1.0 million) during 1999. Average monthly miscellaneous revenue per customer was $9.92 in 1999 and $10.14 in 1998.

Revenue from CLEC operations increased 98% ($12.0 million) in the first half of 1999 as access lines served increased to 54,600 at June 30, 1999 from 16,100 at June 30, 1998.

Operating expenses increased 9% ($17.6 million) during 1999 due to growth in ILEC operations and the development of CLEC operations.

Expenses from ILEC operations increased by 3% ($4.7 million) in the first half of 1999. The costs to provide service to customers increased 4% ($1.6 million), primarily for increased wages and benefits expenses, and consumed 19.0% of ILEC revenues in 1999 and 19.8% in 1998. Costs to serve customers increased 7% ($2.4 million) and consumed 16.2% of ILEC revenues in 1999 and 16.4% in 1998.
Corporate expenses decreased 11% ($4.3 million) primarily due to improved efficiencies and cost controls, and consumed 14.8% of ILEC revenues in 1999 and 18.0% in 1998. Depreciation and amortization increased 9% ($5.0 million), primarily due to increased investment in facilities, and consumed 24.1% of ILEC revenues in 1999 and 23.9% in 1998.

CLEC operating expenses increased 77% ($12.6 million) in the first half of 1999 as the CLEC subsidiaries continue to grow their customer base.

Operating income increased 30% ($13.3 million) to $58.2 million in the first half of 1999 reflecting improved ILEC results offset somewhat by increased CLEC losses. Operating income from ILEC operations increased 28% ($13.9 million) to $62.7 million. Operating loss from CLEC operations increased 14% ($543,000) reflecting the expenses associated with the development and start-up of operations.

AERIAL OPERATIONS
-----------------

TDS provides Personal Communications Services ("PCS") telephone service through Aerial Communications, Inc. ("Aerial"), an 82.2%-owned subsidiary. Aerial commenced operations in all six of its markets in the first and second quarters of 1997. Aerial customers served increased by 142,600, or 70%, since June 30, 1998, to 346,600. In December 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. See Liquidity--Corporate Restructuring.

                                   Three Months Ended         Six Months Ended
                                        June 30,                   June 30,
                                   ------------------       --------------------
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
                                              (Dollars in thousands)
Operating Revenue
  Service revenue              $  47,795    $  28,852    $  91,893    $  52,935
  Equipment sales revenue          6,990        7,836       13,433       14,499
                               ---------    ---------    ---------    ---------
                                  54,785       36,688      105,326       67,434
                               ---------    ---------    ---------    ---------
Operating Expenses
  Systems operations              20,169       18,802       40,522       34,139
  Marketing and selling           17,799       17,974       37,876       35,406
  Customer service                10,311       12,752       20,162       23,651
  Cost of equipment sold          13,155       20,573       25,557       43,393
  General and administrative      18,260       12,805       34,181       26,680
  Depreciation                    20,550       19,356       40,432       37,163
  Amortization                     1,888        1,888        3,777        3,777
                              ----------    ---------    ---------    ---------
                                 102,132      104,150      202,507      204,209
                              ----------    ---------    ---------    ---------
Operating (Loss)               $ (47,347)   $ (67,462)   $ (97,181)   $(136,775)
                              ==========    =========    =========    =========


Operating revenue increased 56% ($37.9 million) in the first half of 1999. Service revenues increased 74% ($39.0 million) in the first half of 1999 due primarily to the 70% customer growth. The average monthly service revenue per customer decreased to $46.37 in the first half of 1999 from $53.03 in 1998. The decrease in average monthly service revenue per customer primarily reflects the addition of more moderate wireless users to the customer base.

Operating expenses decreased 1% ($1.7 million) in the first half of 1999. The costs to provide service to the customer base (system operations expenses) consists of customer usage expenses and maintenance, utility and cell site expenses. System operations expense increased 19% ($6.4 million) in the first half of 1999 primarily due to a $5.4 million increase in systems maintenance expenses for the PCS network. Aerial began incurring charges for these services in the second quarter of 1998. Engineering and maintenance personnel costs also increased as new employees were added to maintain the system. The number of cell sites operated increased to 1,207 in 1999 from 1,133 in 1998.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Costs per gross customer addition decreased to $387 in 1999 from $488 in 1998, reflecting primarily the decrease in cost of equipment sold. Gross customer activations decreased slightly to 129,000 in 1999 from 132,000 in 1998. Cost of equipment sold decreased 41% ($17.8 million) reflecting a significant decline in handset cost per unit and a decrease in handsets sold.

Customer service expenses decreased 15% ($3.5 million) in the first half of 1999 primarily due to a decrease in bad debt expense. General and administrative expenses increased 28% ($7.5 million) due primarily to the increased number of employees and related expenses as well as consulting costs associated with the Year 2000 project.

Depreciation expense increased 9% ($3.3 million) reflecting the increase in depreciable property and equipment.

Operating loss declined 29% ($39.6 million) to $(97.2) million in the first half of 1999 from $(136.8) million in 1998. The improvement was primarily driven by the growth in customers and revenue. TDS anticipates that Aerial will generate significant losses at least through 2000 as it continues to build its customer base.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

Operating Revenues increased 24% ($105.1 million) during the second quarter of 1999 for reasons generally the same as the first six months. U.S. Cellular revenues increased 24% ($70.8 million) in 1999. Local retail revenue increased 18% ($36.3 million) in the second quarter of 1999, while inbound roaming revenue increased 40% ($22.4 million). Average monthly service revenue per customer was $50.18 in the second quarter of 1999 and $50.16 in 1998. TDS Telecom revenues increased 13% ($16.2 million) in the second quarter of 1999 due to the growth in ILEC operations ($9.3 million) and growth in CLEC operations ($6.6 million). Average monthly revenue per access line increased to $73.52 in the second quarter of 1999 from $71.45 in 1998. Aerial revenues increased 49% ($18.1 million) in the second quarter of 1999.

Operating Expenses rose 12% ($54.3 million) during the second quarter of 1999 for reasons generally the same as the first six months. U.S. Cellular expenses increased 20% ($48.5 million). System operations expense increased 18% ($9.3 million). Marketing and selling expenses, including cost of equipment sold, increased 27% ($19.4 million). Cost per gross customer addition increased to $351 in the second quarter of 1999 from $305 in 1998. General and Administrative expense increased 21% ($13.9 million). Depreciation and amortization expense increased 12% ($6.0 million). TDS Telecom expenses increased 8% ($7.8 million) due to growth in ILEC operations ($1.2 million) and in CLEC operations ($6.3 million) for reasons generally the same as the first six months. Aerial's operating expenses decreased 2% ($2.0 million) for reasons generally the same as the first six months.

Operating Income increased $50.8 million to $56.3 million in the second quarter of 1999. U.S. Cellular's operating income increased $22.3 million and Aerial's operating loss decreased by $20.1 million reflecting continued growth in customers and revenues. TDS Telecom's operating income increased $8.4 million reflecting the improved results from ILEC activities offset somewhat by the anticipated impact of the development of the CLEC activities.


                                             Three Months Ended June 30,
                                      ------------------------------------------
                                         1999            1998            Change
                                      ---------       ----------      ---------
                                                 (Dollars in thousands)
Operating Income (Loss)
    U.S. Cellular                     $ 72,452         $ 50,137         $ 22,315
    TDS Telecom                         31,216           22,818            8,398
    Aerial                             (47,347)         (67,462)          20,115
                                      --------         --------         --------
Operating Income                      $ 56,321         $  5,493         $ 50,828
                                      ========         ========         ========


Investment and Other Income totaled $291.8 million in 1999 and $18.2 million in 1998. Gain on Sale of Cellular and Other Investments totaled $328.3 million in the second quarter of 1999 compared to $10.5 million in 1998. The Company recorded a $327.1 million gain related to the merger of AirTouch and Vodafone Group plc in 1999. Investment Income decreased 85% ($3.6 million) to $650,000 primarily due to an increase in the amortization of the paging investment.

Minority Share of (Income) Loss increased $45.5 million in the second quarter of 1999 primarily for reasons generally the same as the first six months. Allocations of losses to Aerial's minority shareholders' have been limited in 1999 as Aerial's minority shareholders' equity has been reduced to zero. The minority shareholder in a subsidiary of Aerial was not allocated a portion of its loss in 1998 as the minority shareholder investment occurred in September 1998.

                                                  Three Months Ended June 30,
                                               ---------------------------------
                                               1999          1998       Change
                                               ----          ----       ------
                                                  (Dollars in thousands)
Minority Share of (Income) Loss
    United States Cellular
    Minority Shareholders' Share             $(37,150)    $ (6,219)    $(30,931)
    Minority Partners' Share                   (1,596)      (1,513)         (83)
                                             --------     --------     --------
                                              (38,746)      (7,732)     (31,014)
Aerial
    Minority Public Shareholders'                 865       15,773      (14,908)
    Minority Shareholders'                       --           --           --
                                             --------     --------      -------
                                                  865       15,773      (14,908)
Telephone Subsidiaries and Other                  (48)        (430)         382
                                             --------     --------     --------
                                             $(37,929)    $  7,611     $(45,540)
                                             ========     ========     ========

Interest Expense decreased 1% ($206,000) to $31.1 million in the second quarter of 1999 for reasons generally the same as the first six months.

Minority Interest in Income of Subsidiary Trusts reflects the preferred dividend requirement of the $300 million of Trust Originated Preferred Securities outstanding.

Income Tax Expense increased to $128.3 million in the second quarter of 1999 from $(113,000) in 1998 primarily due to the increased pretax income as a result of the large gains recorded in 1999 and improved operations.

Net Income (Loss) Available to Common totaled $182.2 million, or $2.93 diluted earnings per share, in the second quarter of 1999, compared to a loss of $(14.1) million, or $(.23) diluted earnings per share, in the second quarter of 1998. The increase in net income and earnings per share reflects improved operating results as well as the gain related to the merger of AirTouch and Vodafone Group plc. A summary of net income (loss) available to common and diluted earnings per share from operations and gains is shown below.


                                                     Three Months Ended
                                                          June 30,
                                           -------------------------------------
                                                  1999                  1998
                                           -----------------   -----------------
                                                  (Dollars in thousands,
                                                 except per share amounts)
Net Income (Loss) Available to Common
   Operations                              $            (343) $         (19,218)
   Gains                                             182,549              5,123
                                           -----------------  -----------------
                                           $         182,206  $         (14,095)
                                           =================  =================
Diluted Earnings Per Share
   Operations                                           (.01)              (.32)
   Gains                                                2.94                .09
                                           -----------------  -----------------
                                           $            2.93  $            (.23)
                                           =================  =================



FINANCIAL RESOURCES AND LIQUIDITY
---------------------------------

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

Cash Flows From Operating Activities. TDS is generating substantial internal funds from the rapid growth in U.S. Cellular's customers and revenues and TDS Telecom's steady growth. However, Aerial's operations have required substantial funds, thereby reducing the effect of the increases in cash flows from U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $169.3 million in the first half of 1999 compared to $105.9 million in 1998.

U.S. Cellular's operating cash flow (operating income plus depreciation and amortization) totaled $232.9 million in the first half of 1999 (up 30%) while TDS Telecom's operating cash flow totaled $119.3 million (up 20%). Aerial's operating cash outflow declined to $53.0 million for the first half of 1999 from $95.8 million in 1998. American Paging's operating cash outflow of $3.5 million in the first half of 1998 occurred prior to April 1, 1998 when TDS contributed substantially all the assets and certain limited liabilities of American Paging to an unrelated limited liability corporation. Beginning April 1, 1998, TDS followed the equity method of accounting for this investment.

Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $129.9 million in the first half of 1999 and $73.2 million in 1998.

                                                 Six Months Ended June 30,
                                        ----------------------------------------
                                            1999          1998          Change
                                            ----          ----          ------
                                                (Dollars in thousands)
Operating cash flow
       U.S. Cellular                    $ 232,947      $ 179,001      $  53,946
       TDS Telecom                        119,258         99,409         19,849
       Aerial                             (52,972)       (95,835)        42,863
       American Paging                       --           (3,511)         3,511
                                        ---------      ---------      ---------
                                          299,233        179,064        120,169
Other operating activities               (129,925)       (73,178)       (56,747)
                                        ---------      ---------      ---------
                                        $ 169,308      $ 105,886      $  63,422
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

Cash flows from financing activities totaled $26.5 million in the first half of 1999 compared to $101.4 million in 1998. Increases in short-term debt of $42.4 million provided most of the Company's external financing requirements during the first half of 1999. In 1998, TDS received $144.9 million on the sale of 8.04% Trust Originated Preferred Securities. The proceeds were used to reduce notes payable balances. TDS also expended $9.1 million for the purchase of American Paging common shares pursuant to a tender offer in the first half of 1998. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $14.6 million in 1999 and $14.0 million in 1998.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $162.0 million in the first half of 1999 compared to $166.3 million in 1998. Capital expenditures required $229.5 million in 1999 and $250.5 million in 1998. Acquisitions, net of cash acquired, required $8.1 million in 1999 and $43.4 million in 1998. The sales of non-strategic cellular interests and other investments provided $57.6 million in 1999 and $96.8 million in 1998, reducing total cash flows required for investing activities in each period.

The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. Capital expenditures totaled $229.5 million in 1999 consisting primarily of $161.9 million for cellular property and equipment, $48.8 million for telephone plant and equipment and $13.0 million for PCS property and equipment. Capital expenditures totaled $250.5 million in the first half of 1998 consisting primarily of $137.0 million for cellular property and equipment, $62.4 million for telephone plant and equipment and $48.1 million for PCS property and equipment.

LIQUIDITY
---------

TDS anticipates that the aggregate resources required for 1999 will include approximately $300 million for U.S. Cellular capital additions and $120 million for TDS Telecom capital additions. At June 30, 1999, the remaining amount of capital spending approximated $209 million, consisting of $138 million for cellular additions and $71 million for telephone additions. The aggregate resources required in 1999 for Aerial include approximately $100 million for capital additions and $210 million for working capital and operating expenses, including $75 million for interest expense. At June 30, 1999, the remaining amount of capital spending approximated $69 million and the remaining amount of working capital and operating expense requirement approximated $95 million, including $40 million for interest expense. See "Corporate Restructuring" for additional information regarding the Aerial spin-off and financing needs.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash supplemented by short-term financing. U.S. Cellular's operating cash flow totaled $436.8 million for the twelve months ended June 30, 1999, up 39% ($123.1 million) from 1998. U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at June 30, 1999, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points.

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs and short-term financing. Operating cash flow totaled $225.7 million for the twelve months ended June 30, 1999, up 14% ($27.8 million) from 1998. At June 30, 1999, TDS Telecom telephone subsidiaries had $116 million in unadvanced loan funds from federal government programs to finance the telephone construction program.

TDS and its subsidiaries had cash and temporary investments totaling $90.2 million and longer-term cash investments totaling $8.8 million at June 30, 1999. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations.

TDS and its subsidiaries also have access to a variety of external capital sources. TDS had $597 million of bank lines of credit for general corporate purposes at June 30, 1999. Unused amounts of such lines totaled $384.0 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

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

Corporate Restructuring
-----------------------

On December 18, 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. There are a number of conditions that must be met for a tax-free spin-off to occur, including the receipt of a favorable Internal Revenue Service ruling on the tax-free status of such a spin-off, final approval by the TDS Board of Directors, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings. On August 4, 1999, TDS submitted a request for a private letter ruling from the Internal Revenue Service on the tax-free status of the spin-off.

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

On September 8, 1998, pursuant to a purchase agreement ("Purchase Agreement") between TDS, Aerial, Aerial Operating Company, Inc. ("AOC"), and Sonera Ltd., a limited liability company organized under the laws of Finland ("Sonera"), Sonera purchased approximately 2.4 million shares of common stock of AOC representing a 19.423% equity interest in AOC, subject to adjustment under certain circumstances, for an aggregate purchase price of $200 million. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the AOC shares, Sonera would own an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

Following the announcement by TDS on December 18, 1998, that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns about the announcement. Sonera has claimed that it was induced to pay an excessive price for the AOC common stock. Sonera has requested the renegotiation of certain matters related to Sonera's investment in AOC, including an adjustment in the Equivalent Purchase Price, and has raised the possibility of litigation in connection therewith.

Under the Purchase Agreement, the number of AOC shares purchased by Sonera is subject to reduction if the average price of Aerial's Common Shares exceeds certain threshold prices. During the second quarter and on July 7,1999, the average price of Aerial's Common Shares exceeded all of the threshold prices set forth in the Purchase Agreement. Accordingly, Aerial has requested Sonera to surrender for cancellation an aggregate of 634,216 shares of AOC common stock. Cancellation of these shares would have the effect of increasing Sonera's Equivalent Purchase Price from $12.33 to $16.68 per Aerial Common Share. However, Sonera has refused to surrender any AOC shares and, in connection with its allegations, as discussed above, has objected to the application of the share reduction provisions in the Purchase Agreement.

TDS and Aerial deny Sonera's allegations and deny that Sonera has any right to refuse to return the shares of AOC common stock for cancellation. TDS and Aerial are attempting to reach a mutually acceptable resolution of open issues with Sonera, including Sonera's objection to the adjustment of

Sonera's shares of AOC. However, there can be no assurance that any such resolution will be possible and that this matter will not lead to litigation, or that it will not have a material adverse effect on TDS or Aerial or on the plans relating to the spin-off and refinancing of Aerial.

Aerial's capital additions budget totals approximately $100 million. In addition, Aerial will require $210 million for working capital and operating expenses, including $75 million for interest expense. Aerial plans to finance its construction expenditures and working capital requirements through external financing, vendor financing, the remaining amount available under the revolving credit agreement with TDS. As part of the potential tax-free spin-off of Aerial, TDS and Aerial are seeking short- and long-term financing so that Aerial would have the appropriate capitalization to operate as a stand-alone entity.

In 1998, a vendor agreed to provide up to $150 million in financing to Aerial for the purchase of network infrastructure equipment and services. Aerial financed equipment and services aggregating $68.5 million prior to June 30,1999 and may finance an additional $75 million between June 30, 1999 and June 30, 2000. At June 30, 1999, Aerial had $75 million available under the agreement.

In March 1999, TDS paid Aerial $114.5 million as a settlement for tax losses incurred by Aerial and utilized by the TDS consolidated tax group. The tax settlement payment covered the actual and estimated losses incurred by Aerial and used by TDS for the period commencing from January 1, 1996 through August 31, 1999 and is subject to adjustment once the final tax amounts are known. Aerial used the funds to repay a portion of the existing indebtedness to TDS thereby increasing the amount available under the revolving credit agreement. At June 30, 1999, Aerial had $27.1 million available for borrowings under the revolving credit agreement with TDS. In July 1999, TDS agreed to increase the revolving credit agreement by $125 million. Accordingly, available funding under the revolving credit agreement is now expected to last through December 1999. TDS has not committed to any further financing of Aerial's operations. It is the intent of TDS and Aerial management to obtain the necessary level of financial support from sources other than TDS to enable Aerial to pay its debts as they come due. TDS and Aerial management believe Aerial has the ability to obtain the financial support in order to pay its debts as they come due. Sources of additional capital may include vendor financing and public and private equity and debt financings by Aerial or its subsidiaries. If sufficient future funding is not available on terms and prices acceptable to Aerial, Aerial would have to reduce its construction and operating activities or take other actions, which could have a material adverse impact on Aerial's financial condition and results of operations.

MARKET RISK
-----------

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

TDS maintains a portfolio of available for sale marketable equity securities which resulted from acquisitions and the sale of non-strategic investments. The market value of these investments, principally Vodafone AirTouch plc American Depository Receipts, amounted to $524.6 million at June 30, 1999. A hypothetical 10% decrease in the share prices of these investments would result in a $52.5 million decline in the market value of the investments.

YEAR 2000 ISSUE
---------------

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

The awareness phase consisted of establishing Year 2000 project teams at each business unit and developing an overall strategy. Management has established a Year 2000 Program Office at the TDS corporate level to coordinate activities of the Year 2000 project teams, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee, and to promote the exchange of information between all business units to share knowledge and solution techniques. On an ongoing basis, the project teams continue to provide Year 2000 information and updates to customers, employees and business partners. Management of each business unit has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of cellular, local switched and data telecommunications and PCS services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 compliance efforts of the Company's critical vendors.

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

The Year 2000 project teams identified those mission critical hardware, systems and applications that were not Year 2000 compliant. These noncompliant critical hardware, systems and applications have undergone renovation. The renovation phase consisted of the remediation or replacement of mission critical systems, applications and hardware. The renovation of these mission critical hardware, systems and applications was substantially completed in July 1999.

The mission critical hardware, systems and applications that have been renovated are undergoing Year 2000 validation testing. The validation phase includes
testing,   verifying  and  validating  the  renovated  or  replaced   platforms,
applications, databases and utilities. The validation phase consists of independent verification testing of mission critical systems, applications and hardware as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current environment and is equipped to simulate the turn of the century and leap year dates. The Company will rely on the Cellular Telephone Industry Association ("CTIA"), Alliance for Telecommunications Industry Solutions ("ATIS") and TELCO Forum, which formed working groups to coordinate efforts of various carriers and manufacturers to facilitate inter-network Year 2000 testing. These programs have concluded and, generally, the findings indicate that there are no known network inter-operability defects related to Year 2000 associated with the available compliant upgrades for the networks. The Company has analyzed the findings and plans to install upgrades appropriate to its network. Validation of mission critical hardware, systems and applications is scheduled to be completed in the third quarter of 1999.

The implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase is expected to be completed during the fourth quarter of 1999.

As with other telecommunications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 problem in one or more of the mission critical network elements or IT applications could cause a significant disruption of, or interruption in, certain normal business functions. Management believes it has assembled the proper staffing and tools, and put in place procedures to identify and prepare all mission critical systems for the Year 2000 and believes the necessary programs are in place for a smooth Year 2000 transition. Based on the assessments and work performed to date by the project teams, management believes that any such material disruption to the operations due to failure on an internal system is unlikely. However, management cannot provide assurance that its plan to address Year 2000 compliance will be successful as the Company is subject to various risks and uncertainties. Like most other telecommunications operators, the Company is highly dependent on the telecommunications network vendors to develop and provide compliant hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services and timely upgrades. The Company has contacted critical vendors requesting information about their Year 2000 readiness. The responses have been used by the Company to make its renovations and are being used in developing the Company's overall contingency plans.

The Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, management believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company to (i) provide telecommunications services to the Company's customers, (ii) route and deliver telephone calls originating from or terminating with other telecommunications carriers, (iii) timely and accurately process service requests and (iv) timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with stabilizing operations and executing contingency plans.

The Company's contingency plan initiatives will include the following: reviewing, assessing and updating existing business recovery plans; identifying teams who will be on call during the millennium change to monitor the network, critical systems, operations centers and business processes to react immediately to facilitate repairs; re-prioritization of mission critical work processes and associated resources; developing alternate processes to support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions; establishing replacement/repair parallel paths to provide for repair and readiness of existing systems and components that are scheduled for replacement by the year 2000, in the event the replacement schedules are not met; developing alternate plans for critical suppliers of products/services that fail to meet Year 2000 compliance commitment schedules; and developing data retention and recovery procedures to be in place for customer and critical business data to provide pre-millennium backups with on-site as well as off-site data copies. The Company anticipates substantially completing the balance of its contingency planning early in the fourth quarter of 1999.

The Company estimates that the total costs related to the Year 2000 project will be approximately $33 million. Through June 30, 1999, the total costs associated with the Year 2000 Issue were $19.4 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. In recent years, the Company has made capital expenditures, primarily related to upgrades of the cellular network to provide digital capabilities as well as certain financial systems, billing systems, and customer care systems which are by design thought to be Year 2000 compliant. These costs are not considered to be directly related to the Year 2000 project because they were incurred as part of the Company's overall operating strategies to add digital capabilities for competitive purposes, and to improve financial systems and customer service. However, these upgrades and financial systems will be tested for Year 2000 compliance. Though Year 2000 project costs will directly impact the reported level of future net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.





PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
-----------------------------------------------------------------------
STATEMENT
---------

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


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                          Three Months Ended           Six Months Ended
                                                                 June 30,                   June 30,
                                                     --------------------------     -----------------------
                                                         1999           1998            1999          1998
                                                     ------------   ------------   -----------   ------------
                                                           (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    U.S. Cellular                                    $   360,952    $   290,108    $   686,937    $   535,265
    TDS Telecom                                          136,307        120,155        265,272        234,321
    Aerial                                                54,785         36,688        105,326         67,434
                                                     -----------    -----------    -----------    -----------
                                                         552,044        446,951      1,057,535        837,020
                                                     -----------    -----------    -----------    -----------
OPERATING EXPENSES
    U.S. Cellular                                        288,500        239,971        562,371        451,973
    TDS Telecom                                          105,091         97,337        207,102        189,471
    Aerial                                               102,132        104,150        202,507        204,209
                                                     -----------    -----------    -----------    -----------
                                                         495,723        441,458        971,980        845,653
                                                     -----------    -----------    -----------    -----------

Operating Income (Loss) from Ongoing Operations           56,321          5,493         85,555         (8,633)
American Paging Operating (Loss)                            --             --             --          (11,406)
                                                     -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                   56,321          5,493         85,555        (20,039)
                                                     -----------    -----------    -----------    -----------
INVESTMENT AND OTHER INCOME
    Interest and dividend income                           1,781          3,025          3,606          6,462
    Investment income, net of amortization                   650          4,274          7,193         16,894
    Gain on sale of cellular and other investments       328,341         10,516        339,892        231,958
    Other (expense), net                                  (1,047)        (7,234)        (1,868)       (11,829)
    Minority share of (income) loss                      (37,929)         7,611        (34,788)        (3,128)
                                                     -----------    -----------    -----------    -----------
                                                         291,796         18,192        314,035        240,357
                                                     -----------    -----------    -----------    -----------
INCOME BEFORE INTEREST AND INCOME TAXES                  348,117         23,685        399,590        220,318
Interest expense                                          31,066         31,272         61,637         62,885
Minority interest in income of subsidiary trust            6,202          6,203         12,405         11,099
                                                     -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                        310,849        (13,790)       325,548        146,334
Income tax expense                                       128,306           (113)       132,605         85,841
                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                        182,543        (13,677)       192,943         60,493
Preferred Dividend Requirement                              (337)          (418)          (687)          (858)
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON                $   182,206    $   (14,095)   $   192,256    $    59,635
                                                     ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON
    SHARES (000s)                                         61,399         60,984         61,339         60,867

BASIC EARNINGS PER SHARE                             $      2.97    $      (.23)   $      3.13    $       .98
                                                     ===========    ===========    ===========    ===========


DILUTED EARNINGS PER COMMON SHARE                    $      2.93    $      (.23)   $      3.10    $       .97
                                                     ===========    ===========    ===========    ===========
DIVIDENDS PER SHARE                                  $      .115    $       .11    $       .23    $       .22
                                                     ===========    ===========    ===========    ===========


                      The  accompanying  notes to  financial  statements  are an integral part of these statements.


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                   Six Months Ended
                                                                       June 30,
                                                                   1999          1998
                                                                   ----          ----
                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $ 192,943    $  60,493
    Add (Deduct) adjustments to reconcile net income
        to net cash provided by operating activities
           Depreciation and amortization                          213,678      199,188
           Deferred taxes                                         120,890       80,362
           Investment income                                      (13,866)     (21,704)
           Minority share of income                                34,788        4,969
           Gain on sale of cellular and other investments        (339,892)    (231,958)
           Noncash interest expense                                17,807       17,541
           Other noncash expense                                   16,012        8,831
           Change in accounts receivable                          (29,230)     (25,211)
           Change in materials and supplies                        (4,433)      15,553
           Change in accounts payable                             (46,587)     (13,569)
           Change in accrued taxes                                  5,602       10,857
           Change in other assets and liabilities                   1,596          534
                                                                ---------    ---------
                                                                  169,308      105,886
                                                                ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term debt borrowings                                       2,469          955
    Repayments of long-term debt                                   (8,316)      (8,833)
    Change in notes payable                                        42,351      (15,321)
    Trust preferred securities                                       --        144,893
    Dividends paid                                                (14,585)     (14,043)
    Purchase of subsidiary common stock                              --         (9,103)
    Other financing activities                                      4,542        2,830
                                                                ---------     --------
                                                                   26,461      101,378
                                                                ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                         (229,510)    (250,501)
    Investments in and advances to investment
        entities and license costs                                    413       (3,561)
    Distributions from investments                                 13,437       12,464
    Proceeds from investment sales                                 57,614       96,793
    Other investing activities                                       (433)      (3,201)
    Acquisitions, net of cash acquired                             (8,131)     (43,394)
    Change in temporary investments and marketable securities       4,562       25,116
                                                                ---------     --------
                                                                 (162,048)    (166,284)
                                                                ---------     --------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                 33,721       40,980
CASH AND CASH EQUIVALENTS -
    Beginning of period                                            50,083       51,008
                                                                ---------     --------
    End of period                                               $  83,804    $  91,988
                                                                =========    =========


         The accompanying notes to financial statements are an integral part of these statements.


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                    (Unaudited)
                                                   June 30, 1999   December 31, 1998
                                                   -------------   -----------------
                                                      (Dollars in thousands)

CURRENT ASSETS
    Cash and cash equivalents                          $   83,804   $   50,083
    Temporary investments                                   6,349       10,341
    Accounts receivable from customers and others         352,202      284,610
    Materials and supplies, at average cost,
        and other current assets                           72,559       60,405
                                                       ----------   ----------
                                                          514,914      405,439
                                                       ----------   ----------

INVESTMENTS
    Intangible Assets
        Cellular license acquisition costs, net         1,150,052    1,200,653
        Broadband PCS license acquisition costs, net      307,914      311,915
        Franchise costs and other costs, net              179,123      181,517
    Investments in unconsolidated entities                301,253      307,258
    Marketable equity securities                          524,584      378,812
    Other investments                                      32,943       33,870
                                                       ----------   ----------
                                                        2,495,869    2,414,025
                                                       ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET
    U.S. Cellular                                       1,200,052    1,138,585
    TDS Telecom                                           867,129      881,507
    Aerial                                                611,544      621,281
    Other                                                  28,875       31,216
                                                       ----------   ----------
                                                        2,707,600    2,672,589
                                                       ----------   ----------
OTHER ASSETS AND DEFERRED CHARGES                          34,495       35,492
                                                       ----------   ----------
    TOTAL ASSETS                                       $5,752,878   $5,527,545
                                                       ==========   ==========


                 The accompanying notes to financial  statements are an integral part of these statements.

                                       23


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         (Unaudited)
                                                        June 30, 1999   December 31, 1998
                                                        -------------   -----------------
                                                      (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt                    $    15,784    $    15,946
    Current portion of vendor credit agreement                68,458           --
    Notes payable                                            213,240        170,889
    Accounts payable                                         220,240        288,417
    Advance billings and customer deposits                    37,201         37,473
    Accrued interest                                          24,371         24,290
    Accrued taxes                                             36,051         30,449
    Accrued compensation                                      31,034         29,584
    Other current liabilities                                 28,799         26,331
                                                         -----------    -----------
                                                             675,178        623,379
                                                         -----------    -----------

DEFERRED LIABILITIES AND CREDITS                             418,152        346,989
                                                         -----------    -----------

LONG-TERM DEBT, excluding current portion                  1,519,339      1,553,096
                                                         -----------    -----------

MINORITY INTEREST in subsidiaries                            463,283        440,188
                                                         -----------    -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES of Subsidiary Trusts
    Holding Solely Company Subordinated Debentures (a)       300,000        300,000
                                                         -----------    -----------

PREFERRED SHARES                                              23,025         25,985
                                                         -----------    -----------
COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $.01 per share                      551            550
    Series A Common Shares, par value $.01 per share              70             69
    Capital in excess of par value                         1,884,376      1,882,710
    Treasury Shares, at cost (619,076 and 761,220
      shares, respectively)                                  (24,511)       (29,439)
    Accumulated other comprehensive income                     6,647         75,609
    Retained earnings                                        486,768        308,409
                                                         -----------    -----------
                                                           2,353,901      2,237,908
                                                         -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 5,752,878    $ 5,527,545
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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.    Corporate Restructuring

      On December 18, 1998, TDS announced that it was pursuing a tax-free spin-off of its 82.2% interest in Aerial, as well as reviewing other alternatives. There are a number of conditions that must be met for a tax-free spin-off to occur, including the receipt of a favorable Internal Revenue Service ruling on the tax-free status of such a spin-off, final approval by the TDS Board of Directors, certain government and third party approvals and review by the Securities and Exchange Commission ("SEC") of appropriate SEC filings. On August 4, 1999, TDS submitted a request for a private letter ruling from the Internal Revenue Service on the tax-free status of the spin-off.

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

      On September 8, 1998, pursuant to a purchase agreement ("Purchase Agreement") between TDS, Aerial, Aerial Operating Company, Inc. ("AOC"), and Sonera Ltd., a limited liability company organized under the laws of Finland ("Sonera"), Sonera purchased approximately 2.4 million shares of common stock of AOC representing a 19.423% equity interest in AOC, subject to adjustment under certain circumstances, for an aggregate purchase price of $200 million. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of AOC common stock which it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the AOC shares, Sonera would own an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share of Aerial (the "Equivalent Purchase Price").

      Following the announcement by TDS on December 18, 1998, that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns about the announcement. Sonera has claimed that it was induced to pay an excessive price for the AOC common stock. Sonera has requested the renegotiation of certain matters related to Sonera's investment in AOC, including an adjustment in the Equivalent Purchase Price, and has raised the possibility of litigation in connection therewith.

      Under the Purchase Agreement, the number of AOC shares purchased by Sonera is subject to reduction if the average price of Aerial's Common Shares exceeds certain threshold prices. During the second quarter and on July 7,1999, the average price of Aerial's Common Shares exceeded all of the threshold prices set forth in the Purchase Agreement. Accordingly, Aerial has requested Sonera to surrender for cancellation an aggregate of 634,216 shares of AOC common stock. Cancellation of these shares would have the effect of increasing Sonera's Equivalent Purchase Price from $12.33 to $16.68 per Aerial Common Share. However, Sonera has refused to surrender any AOC shares and, in connection with its allegations, as discussed above, has objected to the application of the share reduction provisions in the Purchase Agreement.

      TDS and Aerial deny Sonera's allegations and deny that Sonera has any right to refuse to return the shares of AOC common stock for cancellation. TDS and Aerial intend to attempt to reach a mutually acceptable resolution of open issues with Sonera, including Sonera's objection to the adjustment of Sonera's shares of AOC. However, there can be no assurance that any such resolution will be possible and that this matter will not lead to litigation, or that it will not have a material adverse effect on TDS or Aerial or on the plans relating to the spin-off and refinancing of Aerial.

3.    Marketable Equity Securities

      Marketable equity securities include the Company's investments in equity securities, primarily Vodafone AirTouch plc American Depository Receipts ("VOD ADRs") . These securities are classified as available-for-sale and stated at fair market value.

      Information regarding the Company's marketable equity securities is summarized below.

                                                     June 30, 1999   December 31, 1998
                                                     -------------   -----------------
                                                      (Dollars in thousands)
Available-for-sale Equity Securities
Aggregate Fair Value                                      $524,584      $378,812
Adjusted Basis                                             512,245       230,344
                                                          --------      --------
Gross Unrealized Holding Gains                              12,339       148,468
Tax Effect                                                   5,002        59,661
                                                          --------      --------
Unrealized Holding Gains, net of tax                         7,337        88,807
Minority Share of Unrealized Holding Gains                     690        13,198
                                                          --------      --------
Net Unrealized Holding Gains                              $  6,647      $ 75,609
                                                          ========      ========

4.    Gains from Sale of Cellular and Other Investments

      In accordance with accounting rules, the Company recognized a $327.1 million gain in the second quarter of 1999 on the difference between its historical basis in its investment in AirTouch Communications, Inc. ("AirTouch") common shares and the value of Vodafone AirTouch plc American Depository Receipts and cash received in the merger of AirTouch and Vodafone Group plc. The remaining gains in 1999 reflect the sale of certain minority cellular interests and other investments for cash. The gains recorded in 1998 reflect the sale of minority interests to AirTouch for AirTouch common shares and cash.

5.    Other Comprehensive Income

      The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           1999           1998
                                                           ----           ----
                                                         (Dollars in thousands)
Accumulated Other Comprehensive Income

Balance, beginning of period                            $  75,609      $     683
Add:
   Unrealized gains on securities                         190,984         76,706
   Income tax effect                                       76,187         27,961
                                                        ---------      ---------
                                                          114,797         48,745
   Minority share of unrealized gains                      17,146          7,188
                                                        ---------      ---------
Net unrealized gains                                       97,651         41,557
                                                        ---------      ---------
Deduct:
   Recognized gains on securities                         327,113           --
   Income tax expense                                     130,845           --
                                                        ---------      ---------
                                                          196,268           --
   Minority share of recognized gain                       29,655           --
                                                        ---------      ---------
   Net recognized gains included in Net Income            166,613           --
                                                        ---------      ---------
Net change in unrealized gains included in
   Comprehensive Income                                   (68,962)        41,557
                                                        ---------      ---------
Balance, end of period                                  $   6,647      $  42,240
                                                        =========      =========


                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                    ------------------       ----------------
                                    1999         1998         1999        1998
                                    ----         ----         ----        ----
                                               (Dollars in thousands)
Comprehensive Income
Net Income (Loss)               $ 182,543    $ (13,677)   $ 192,943    $  60,493
Net unrealized gains on
     securities                  (134,788)      26,020      (68,962)      41,557
                                ---------    ---------    ---------    ---------
                                $  47,755    $  12,343    $ 123,981    $ 102,050
                                =========    =========    =========    =========


6.   Earnings Per Share

     The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                      Three Months Ended        Six Months Ended
                                                            June 30,                 June 30,
                                                      ------------------        ----------------
                                                      1999          1998        1999          1998
                                                      ----          ----        ----          ----
                                                                 (Dollars in thousands)

Net Income (Loss)                                  $ 182,543    $ (13,677)   $ 192,943    $  60,493
Less:  Preferred Dividends                              (337)        (418)        (687)        (858)
                                                   ---------    ---------    ---------    ---------
Net Income (Loss) Available to Common used in
     Basic Earnings per Share                        182,206      (14,095)     192,256       59,635
Reduction in preferred dividends if Preferred
     Shares converted in Common Shares                   307         --            627          292
Minority income adjustment                              --             (6)        --            (78)
                                                   ---------    ---------    ---------    ---------
Net Income (Loss) Available to Common used in
     Diluted Earnings per Share                    $ 182,513    $ (14,101)   $ 192,883    $  59,849
                                                   =========    =========    =========    =========
Weighted Average Number of Common Shares
     used in Basic Earnings per Share                 61,399       60,984       61,339       60,867
Effect of Dilutive Securities:
     Common Shares outstanding if Preferred
        Shares converted                                 614         --            635          483
     Stock options and stock appreciation rights         339         --            266          134
     Common Shares issuable                               13         --             13           13
                                                   ---------    ---------    ---------    ---------
Weighted Average Number of Common Shares
     used in Diluted Earnings per Share               62,365       60,984       62,253       61,497
                                                   =========    =========    =========    =========


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

                                                             Six Months Ended
                                                                 June 30,
                                                            --------------------
                                                            1999         1998
                                                            ----         ----
                                                          (Dollars in thousands,
                                                       except per share amounts)

Property, plant and equipment                             $   --       $ 13,271
Cellular licenses                                            5,464       27,563
Equity method investment in cellular interests                --         (4,222)
Franchise costs                                               --          5,477
Long-term debt                                                --         (4,634)
Deferred credits                                              --           (991)
Other assets and liabilities,
   excluding cash and cash equivalents                        --          3,790
Decrease in Minority interest                                2,667       13,168
Common Shares issued                                          --        (10,028)
                                                          --------     --------
Decrease in cash due to acquisitions                      $  8,131     $ 43,394
                                                          ========     ========


The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                             Six Months Ended
                                                                  June 30,
                                                             -----------------
                                                             1999         1998
                                                             ----         ----
                                                          (Dollars in thousands)

Interest Paid                                               $43,401      $45,104
Income Taxes Paid (net of income tax refund
   received of $10,000 in 1998)                               8,417        1,697
Common Shares issued by TDS for
   conversion of TDS Preferred Stock                        $ 2,811      $ 4,741

8.    Business Segment Information

      Financial data for the Company's business segments for each of the three and six month periods ended or at June 30, 1999 and 1998 are as follows:

Three Months Ended
or at June 30, 1999                 U.S. Cellular     TDS Telecom             Aerial      All Other           Total
-------------------                 -------------     -----------             ------      ---------           -----
    (Dollars in thousands)
Operating revenues               $       360,952      $     136,307    $      54,785  $          --    $    552,044
Operating cash flow                      128,918             61,747          (24,909)            --         165,756
Depreciation and
    amortization expense                  56,466             30,531           22,438             --         109,435
Operating income (loss)                   72,452             31,216          (47,347)            --          56,321
Total Assets                           3,279,170          1,656,069          950,078      3,373,043       9,258,360
Capital expenditures             $        77,164      $      27,199    $       7,713  $       1,869    $    113,945

Three Months Ended
or at June 30, 1998                 U.S. Cellular     TDS Telecom             Aerial      All Other           Total
-------------------                 -------------     -----------             ------      ---------           -----
    (Dollars in thousands)
Operating revenues               $       290,108      $     120,155    $      36,688  $          --    $    446,951
Operating cash flow                      100,579             50,601          (46,218)            --         104,962
Depreciation and
    amortization expense                  50,442             27,783           21,244             --          99,469
Operating income (loss)                   50,137             22,818          (67,462)            --           5,493
Total Assets                           2,837,666          1,511,191          957,398      3,825,337       9,131,592
Capital expenditures             $        67,899      $      31,693    $      18,376  $       7,219    $    125,187

Six Months Ended
or at June 30, 1999                 U.S. Cellular     TDS Telecom             Aerial    All Other             Total
-------------------                 -------------     -----------             ------    ---------             -----
    (Dollars in thousands)
Operating revenues               $       686,937      $     265,272    $     105,326  $          --    $  1,057,535
Operating cash flow                      232,947            119,258          (52,972)            --         299,233
Depreciation and
    amortization expense                 108,381             61,088           44,209             --         213,678
Operating income (loss)                  124,566             58,170          (97,181)            --          85,555
Total Assets                           3,279,170          1,656,069          950,078      3,373,043       9,258,360
Capital expenditures             $       161,852      $      48,755    $      12,966  $       5,937    $    229,510

Six Months Ended
or at June 30, 1998                 U.S. Cellular     TDS Telecom             Aerial    All Other             Total
-------------------                 -------------     -----------             ------    ---------             -----
    (Dollars in thousands)
Operating revenues               $       535,265      $     234,321    $      67,434  $      17,783    $    854,803
Operating cash flow                      179,001             99,409          (95,835)        (3,511)        179,064
Depreciation and
    amortization expense                  95,709             54,559           40,940          7,895         199,103
Operating income (loss)                   83,292             44,850         (136,775)       (11,406)        (20,039)
Total Assets                           2,837,666          1,511,191          957,398      3,825,337       9,131,592
Capital expenditures             $       136,992      $      62,432    $      48,061  $       3,016    $    250,501


                                                                             Six Months Ended
                                                                              or at June 30,
                                                                           1999            1998
                                                                           ----            ----
                                                                         (Dollars in thousands)
Reconciliation of Segment Revenues to Consolidated Revenues:
      Total Revenues for reportable segments                           $ 1,057,535    $   854,803
      American Paging Revenues included in "American
         Paging Operating (Loss)"                                             --          (17,783)
                                                                       -----------    -----------
      Consolidated Revenues                                            $ 1,057,535    $   837,020
                                                                       ===========    ===========

Reconciliation of Segment Total Assets to Consolidated Total Assets:
      Total Assets for reportable segments                             $ 9,258,360    $ 9,131,592
      Intercompany eliminations (1)                                     (3,505,482)    (3,798,683)
                                                                       -----------    -----------
      Consolidated Total Assets                                        $ 5,752,878    $ 5,332,909
                                                                       ===========    ===========


(1)Intercompany eliminations consist primarily of the elimination of TDS's book value in its subsidiaries and the elimination of intercompany receivables.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

   At the Annual Meeting of Shareholders of TDS, held on May 14, 1999, the following number of votes were cast for the matters indicated:

1. a. For the election of two Class I Directors of the Company by the Series A Holders:

                                                   Broker
   Nominee            For           Withhold      Non-vote
   -------            ---           --------      --------
James Barr III     66,338,245          965            0
Sandra L. Helton   66,339,195           15            0

      b. For the election of three Class III Directors of the Company by the Series A Holders:

                                                       Broker
    Nominee               For            Withhold     Non-vote
    -------               ---            --------     --------
LeRoy T. Carlson       66,339,195           15            0
Walter C.D. Carlson    66,339,195           15            0
Letitia G.C. Carlson   66,339,195           15            0

      c. For the election of one Class III Director of the Company by the Common
         Holders:

                                                            Broker
    Nominee               For             Withhold         Non-vote
    -------               ---             --------         --------
Herbert S. Wander      48,808,141         1,065,389           0

2. Proposal to approve the 1999 Employee Stock Purchase Plan of the Company:

                                                             Broker
       For                Against           Abstain         Non-vote
       ---                -------           -------         --------
   114,503,585           1,597,292          111,863            0

3. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 1999:

                                                           Broker
       For                Against          Abstain        Non-vote
       ---                -------          -------        --------
   116,019,721            154,423           38,596           0

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 6 to the financial statements.

      (b)    Exhibit 12 - Statement regarding computation of ratios.

      (c)    Exhibit 27 - Financial Data Schedule

      (d)    Reports on Form 8-K filed during the quarter ended June 30, 1999:

             None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TELEPHONE AND DATA SYSTEMS, INC.
                                             --------------------------------
                                                       (Registrant)





Date   August  13, 1999                      /s/ Sandra L. Helton
     -------------------            -------------------------------------------
                                    Sandra L. Helton,
                                    Executive Vice President-Finance
                                    (Chief Financial Officer)



Date   August  13, 1999                     /s/ Gregory J. Wilkinson
     ------------------             -------------------------------------------
                                    Gregory J. Wilkinson,
                                    Vice President and Controller
                                    (Principal Accounting Officer)