Form 10-Q
period 1999-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 1999-11-12
CIK 1051512

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


 [X]    QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              September 30, 1999
                               -------------------------------------------------
                                                        OR
 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                              ------------------------  ------------------------

                        Commission File Number 001-14157

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      36-2669023
-------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois 60602
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (312) 630-1900

                                 Not Applicable
                    -----------------------------------------
           (Former address of principal executive offices) (Zip Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes   X    No
                                          -----     -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at October 29, 1999
---------------------------------------        -------------------------------
    Common Shares, $.01 par value                    54,799,542 Shares
Series A Common Shares, $.01 par value                6,956,464 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                         3rd QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition         2-19

                Consolidated Statements of Income -
                   Three Months and Nine Months Ended
                   September 30, 1999 and 1998                            20

                Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1999 and 1998          21

                Consolidated Balance Sheets -
                   September 30, 1999 and December 31, 1998              22-23

                Notes to Consolidated Financial Statements               24-32


Part II.     Other Information                                             33


Signatures                                                                 34

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------


Telephone  and Data  Systems,  Inc.  ("TDS" or the  "Company")  is a diversified telecommunications company which provides high-quality telecommunications services to 3.1 million cellular telephone and telephone customers. TDS's long-term business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications.

The Company conducts substantially all of its cellular telephone operations through its 80.9%-owned subsidiary, United States Cellular Corporation ("U.S. Cellular") and its telephone operations through its wholly-owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). The Company continues to operate its personal communications service ("PCS") operations through its 82.1%-owned subsidiary, Aerial Communications Inc. ("Aerial"), pending its merger with VoiceStream Wireless Corporation ("VoiceStream") as discussed below.

Merger of Aerial Communications, Inc.

On September 17, 1999, the Board of Directors of TDS decided not to pursue a spin-off of Aerial and approved a plan of merger between Aerial and VoiceStream. As a result of the board's approval of the plan, the consolidated financial statements and supplemental data of TDS have been adjusted to reflect the results of operations and net assets of Aerial as discontinued operations in accordance with generally accepted accounting principles. Financial statements for prior periods have been reclassified to conform to current year presentation. See "Discontinued Operations."

RESULTS OF OPERATIONS
---------------------

Nine Months Ended 9/30/99 Compared to Nine Months Ended 9/30/98
---------------------------------------------------------------
Operating Revenues increased 21% ($257.9 million) during the first nine months of 1999 primarily as a result of a 19% increase in customers served and an increase in cellular roaming activity. U.S. Cellular's operating revenues increased 25% ($210.9 million) as customers served increased by 435,000, or 22%, since September 30, 1998, to 2,453,000 and as roaming revenue increased by 38% in 1999. TDS Telecom operating revenues increased 13% ($47.0 million) as total access lines increased by 66,200, or 12%, since September 30, 1998 to 633,800.

Operating Expenses rose 17% ($164.0 million) in the first nine months of 1999 reflecting growth in operations. U.S. Cellular's operating expenses increased 19% ($136.6 million) and TDS Telecom's expenses increased 10% ($27.4 million).

Operating Income increased 52% to $307.7 million in the first nine months of 1999 from $202.4 million in 1998. U.S. Cellular's operating income increased 51% to $220.1 million in the first nine months of 1999 and its operating income margin, as a percentage of service revenues, increased to 21.5% in 1999 from 17.8% in 1998. TDS Telecom's operating income increased 29% to $87.6 million in the first nine months of 1999 and its operating margin increased to 21.8% in 1999 from 19.1% in 1998.

                                                Nine Months Ended September 30,
                                              ----------------------------------
                                                 1999        1998        Change
                                              ---------   ---------    ---------
                                                    (Dollars in thousands)
Operating Income from Ongoing Operations
    U.S. Cellular                             $ 220,126   $ 145,807    $  74,319
    TDS Telecom                                  87,607      68,025       19,582
                                              ---------   ---------    ---------
                                                307,733     213,832       93,901
    American Paging Operating (Loss)               --       (11,406)      11,406
                                              ---------   ---------    ---------
Operating Income                              $ 307,733   $ 202,426    $ 105,307
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

Investment and Other Income (Expense) totaled $300.4 million in 1999 and $202.5 million in 1998.

Gain on Sale of Cellular and Other Investments totaled $345.9 million in the first nine months of 1999 and $235.4 million in the first nine months of 1998. TDS recognized a $327.1 million gain in the second quarter of 1999 on the difference between its historical basis in its investment in AirTouch Communications, Inc. ("AirTouch") common shares and the value of Vodafone AirTouch plc American Depository Receipts and cash received in the merger of AirTouch and Vodafone Group plc. The AirTouch common shares were received in 1998 as a result of the sale of certain minority cellular interests to AirTouch resulting in a $198.6 million gain. The remaining gains in 1999 and 1998 resulted when the Company sold or traded certain non-strategic minority cellular interests and other investments.

Investment Income, net, the Company's share of income from primarily cellular investments in which the Company has a minority interest and follows the equity method of accounting decreased 17% ($3.9 million) in the first nine months of 1999. The decrease was primarily due to decreased operating results of certain minority cellular interests, the sale of certain minority cellular interests in the first quarter of 1998 and increased amortization related to the paging interest, offset somewhat by TDS's $7.8 million share of a one-time gain reported by an equity-method investment in the third quarter of 1999. Investment income is net of amortization relating to these minority interests.

Minority Share of Income includes the minority public shareholders' share of U.S. Cellular's net income, and the minority shareholders' or partners' share of U.S. Cellular's and TDS Telecom's subsidiaries' and certain other TDS subsidiaries' net income or loss. The increase in minority share of income is primarily due to the increase in U.S. Cellular's net income and the resulting minority public shareholders' portion of such income.

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                  1999        1998       Change
                                               ---------   ---------   ---------
                                                    (Dollars in thousands)
Minority Share of Income
  U.S. Cellular
    Minority Public Shareholders'              $(53,516)   $(37,476)   $(16,040)
    Minority Shareholders' or Partners'          (6,156)     (4,401)     (1,755)
                                               ---------   ---------   ---------
                                                (59,672)    (41,877)    (17,795)
  Telephone Subsidiaries and Other                 (510)       (506)         (4)
                                               ---------   ---------   ---------
                                               $(60,182)   $(42,383)   $(17,799)
                                               =========   =========   =========

Interest Expense decreased 7% ($5.9 million) in the first nine months of 1999. The decline in interest expense is primarily due to reduced short-term debt balances, offset somewhat by an increase in long-term debt.

Minority Interest in Income of Subsidiary Trust (Trust Preferred Securities Distributions) increased 8% ($1.3 million) in the first nine months of 1999. The increase reflects a full three quarters of distributions on the $150 million of additional securities issued in February 1998.

Income Tax Expense increased 65% ($82.9 million) in 1999 primarily due to the increased pretax income as a result of improved operations and the increase in gains recorded in 1999.

Net Income From Continuing Operations totaled $302.7 million, or $4.82 diluted earnings per share, in the first nine months of 1999, compared to $177.8 million, or $2.84 diluted earnings per share, in the first nine months of 1998. The increase in net income from continuing operations and earnings per share reflects improved operating results as well as significant gains from the sale of cellular and other investments. A summary of net income available to common and diluted earnings per share from continuing operations and gains is shown below.

                                               Nine Months Ended
                                                 September 30,
                                           --------------------------
                                               1999          1998
                                           -----------    -----------
                                             (Dollars in thousands,
                                            except per share amounts)
     Net Income From Continuing Operations
        Operations                         $  111,186     $   58,247
        Gains                                 191,489        119,509
                                           -----------    -----------
                                           $  302,675     $  177,756
                                           ===========    ===========

     Diluted Earnings Per Share From Continuing Operations
        Operations                         $     1.75     $      .91
        Gains                                    3.07           1.93
                                           -----------    -----------
                                           $     4.82     $     2.84
                                           ===========    ===========


Loss From Discontinued Operations decreased 24% to $84.2 million, or $1.35 per diluted share in the first nine months of 1999 from $110.9 million, or $1.79 per diluted share in the first nine months of 1998. Losses of $5.6 million subsequent to September 17, 1999 have been deferred and will be offset against the expected gain upon closing of the merger.

Net Income Available to Common totaled $217.5 million, or $3.47 diluted earnings per share, in the first nine months of 1999, compared to $65.5 million, or $1.05 diluted earnings per share, in the first nine months of 1998.

U.S. CELLULAR OPERATIONS

TDS provides cellular telephone service through United States Cellular Corporation ("U.S. Cellular"), an 80.9%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Rapid growth in the customer base is a primary reason for the growth in U.S. Cellular's results of operations. The number of customers served increased by 435,000, or 22%, since September 30, 1998, to 2,453,000.

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                        September 30,
                                          ------------------------------        -----------------------------
                                               1999             1998                1999             1998
                                          -------------     ------------        ------------     ------------
                                                                  (Dollars in thousands)
     Operating Revenue
        Local retail                      $     241,667     $     200,885       $    689,672     $    569,192
        Inbound roaming                          91,713            71,880            241,790          174,761
        Long-distance and other                  26,760            31,156             92,395           77,243
                                          -------------     -------------       ------------     ------------
             Service Revenue                    360,140           303,921          1,023,857          821,196
        Equipment sales                          13,061            10,026             36,281           28,016
                                          -------------     -------------       ------------     ------------
                                                373,201           313,947          1,060,138          849,212
                                          -------------     -------------       ------------     ------------
     Operating Expenses
        System operations                        44,807            53,817            165,139          143,127
        Marketing and selling                    66,848            55,546            188,533          156,875
        Cost of equipment sold                   27,915            22,776             81,015           63,881
        General and administrative               80,627            67,265            239,500          191,785
        Depreciation                             47,031            40,795            135,332          117,593
        Amortization                             10,413            11,233             30,493           30,144
                                          -------------     -------------       ------------     ------------
                                                277,641           251,432            840,012          703,405
                                          -------------     -------------       ------------     ------------
     Operating Income                     $      95,560     $      62,515       $    220,126     $    145,807
                                          =============     =============       ============     ============

Operating revenue increased 25% ($210.9 million) in the first nine months of 1999. Total average monthly service revenue per customer increased less than 1% ($.19) to $49.06 in the first nine months of 1999 from $48.87 in 1998. The increase in average monthly service revenue per customer resulted from increases in minutes of use on U.S. Cellular's systems. Substantial increases in inbound roaming minutes of use were partially offset by a 24% decrease in revenue per minute of use, resulting in an 11% increase in average monthly roaming revenue per customer. However, the increase in average monthly local retail minutes of use was more than offset by the decline in revenue per minute of use, resulting in a 2% decrease in monthly local retail revenue per customer. Average monthly service revenue per customer is expected to decline for the full year of 1999 compared to 1998, despite the slight increase through nine months of 1999, as local retail and inbound roaming revenue per minute of use continue to decline, growth in inbound roaming minutes of use slows and U.S. Cellular further penetrates the consumer market.

Local retail revenue increased 21% ($120.5 million) in the first nine months of 1999 due primarily to the 22% customer growth. Average local minutes of use per retail customer increased 11% to 115 in 1999 from 104 in 1998, while average local retail revenue per minute declined by 12% to $.29 in 1999 from $.33 in 1998. U.S. Cellular's use of pricing and other incentive programs in order to stimulate overall usage, and competitive pressures resulted in a lower average revenue per minute of use. Average monthly local retail revenue per customer declined 2% ($.83) to $33.04 in 1999 from $33.87 in 1998.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 38% ($67.0 million) in the first nine months of 1999. Roaming minutes of use increased substantially in 1999, while average inbound roaming revenue per minute declined by 24% in 1999 reflecting the downward industry-wide trend in negotiated rates. Both the increase in minutes of use and the decrease in revenue per minute of use were significantly affected by certain "one rate" programs offered by other wireless companies beginning in the second half of 1998. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes. The increase in inbound roaming minutes of use is expected to be slower in the fourth quarter of 1999 and in 2000 as the effect of "one rate" programs becomes present in both periods of comparison. Average monthly inbound roaming revenue per customer increased 11% ($1.18) to $11.58 in 1999 compared to $10.40 in 1998. The increase in average monthly inbound roaming revenue per U.S. Cellular customer is attributable to a larger increase in inbound roaming revenue than in the U.S. Cellular customer base.

Long-distance and other revenue increased 20% ($15.2 million) in the first nine months of 1999 as the volume of long-distance calls billed by U.S. Cellular increased, primarily from inbound roamers using U.S. Cellular's systems to make long-distance calls. Growth in long-distance revenue was slowed by price reductions primarily related to long-distance charges on roaming minutes of use. These reductions, similar to the price reductions on roaming airtime charges, are a continuation of the industry trend toward reduced per minute prices. The price reductions also reduced the growth in the outbound roaming expense component of system operations expense by approximately the same amount, resulting in no material effect on U.S. Cellular's operating cash flow or operating income. Average monthly long-distance and other revenue per customer decreased 4% ($.17) to $4.43 in 1999 compared to $4.60 in 1998.

Operating expenses increased 19% ($136.6 million) during the first nine months of 1999. Costs to provide service (system operations expenses) as a percent of service revenue were 16.1% in 1999 and 17.4% in 1998. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. Customer usage expenses increased 13% ($12.8 million) and consumed 10.7% of service revenues in 1999 and 11.8% in 1998. The increase in customer usage expense was primarily due to the $11.2 million increase in costs related to the increase in average monthly local retail minutes of use per customer and the substantial increase in inbound roaming minutes of use. Net outbound roaming usage expense increased $1.3 million reflecting growth in minutes used by U.S. Cellular's customers on other systems, offset by lower costs per roaming minute of use. These lower costs are related to the lower roaming prices in the industry discussed previously. Maintenance, utility and cell site expenses increased 20% ($9.2 million) and consumed 5.4% of service revenues in 1999 and 5.7% in 1998. The number of cell sites operated increased to 2,235 in 1999 from 1,958 in 1998.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. Selling and marketing expenses increased 20% ($31.7 million) in the first nine months of 1999 while cost of equipment sold increased 27% ($17.1 million). These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Equipment sales revenue increased 29% ($8.3 million) in the first nine months of 1999. Cost per gross customer addition increased to $343 in 1999 from $314 in 1998 while gross customer activations increased to 681,000 in 1999 from 614,000 in 1998. The increase in cost per gross customer addition was primarily driven by increased commissions, and additional advertising expenses incurred to promote the U.S. Cellular brand name and to distinguish its service offerings from those of its competitors. Also contributing was an increase in equipment sales losses primarily driven by the sale of more dual-mode phones, which on average generate greater equipment losses than the sale of analog phones. The increase in sales of dual-mode phones is related to U.S. Cellular's ongoing conversion of its systems to digital coverage, which enables U.S. Cellular to offer its customers more features, better clarity and increased roaming capabilities.

General and administrative expenses increased 25% ($47.7 million) and consumed 23.4% of service revenues in 1999 and 1998. The overall increase in administrative expenses reflects the growing customer base in existing markets and an expansion of local office and corporate staff necessitated by such growth. U.S. Cellular also incurred additional costs in 1999 related to its communications centers, which were created to centralize certain customer service functions; the conversion to a new billing system; and providing dual-mode phone units to customers who migrated from analog to digital rate plans.

Depreciation and amortization expense increased 12% ($18.1 million) and consumed 16.2% of service revenues in 1999 and 18.0% in 1998. Depreciation expense increased 15% ($17.7 million) in 1999 primarily due to the 17% increase in average fixed assets since September 30, 1998. Beginning October 1, 1999, capitalized development costs related to U.S. Cellular's new billing and information system, totaling approximately $118 million, will be amortized over a period of seven years.

Operating income increased 51% ($74.3 million) to $220.1 million in the first nine months of 1999. The improvement was primarily driven by the substantial growth in customers and revenue. Operating margin, as a percent of service revenue, improved to 21.5% in 1999 compared to 17.8% in 1998.

Although service revenues increased 25%, customers increased by 22% and average monthly revenue per customer increased by less than 1% in the first nine months of 1999, management does not expect service revenues to continue to grow faster than the customer base for the remainder of 1999 and in 2000. Management continues to believe seasonal trends exist in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide PCS services have initiated service in certain of U.S. Cellular's markets over the past three years. U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of its market clusters throughout 1999 and 2000. U.S. Cellular has increased its advertising to promote its brand and to distinguish its service from other wireless communications providers. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine how this additional competition is affecting U.S. Cellular's results. Management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in U.S. Cellular's markets.

TDS TELECOM OPERATIONS

TDS operates  its landline  telephone  business  through TDS  Telecommunications
Corporation ("TDS Telecom"), a wholly-owned subsidiary. Total access lines served by TDS Telecom increased by 66,200, or 12%, since September 30, 1998 to 633,800. TDS Telecom's 104 incumbent local exchange ("ILEC") subsidiaries served 570,800 access lines at September 30, 1999, a 5% increase over the 543,200 access lines at September 30, 1998. TDS Telecom's competitive local exchange ("CLEC") subsidiaries served 63,000 access lines at September 30, 1999 compared to 24,400 access lines at September 30, 1998. TDS Telecom began providing services as a CLEC in the first quarter of 1998. TDS Telecom plans to slowly expand its CLEC operations into certain second and third-tier cities which are geographically proximate to existing TDS Telecom ILEC and CLEC areas.

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                 ---------------------------        ---------------------------
                                                     1999           1998                1999           1998
                                                 ------------   ------------        ------------   ------------
                                                                      (Dollars in thousands)
   Operating Revenue
     ILEC Revenue
       Local service                             $     38,623   $     34,828        $    113,212   $    100,949
       Network access and long-distance                65,732         62,406             199,905        187,423
       Miscellaneous                                   19,142         17,314              52,206         49,411
                                                 ------------   ------------        ------------   ------------
       Total ILEC Revenue                             123,497        114,548             365,323        337,783

     CLEC Revenue                                      14,423          7,714              38,741         20,000
     Intercompany Revenue                                (482)          (839)             (1,354)        (2,039)
                                                 ------------   ------------        ------------   ------------
         Total Operating Revenue                      137,438        121,423             402,710        355,744
                                                 ------------   ------------        ------------   ------------

Operating Expenses
     ILEC Expenses
       Network operations                              25,409         23,165              71,338         67,451
       Depreciation and Amortization                   29,394         27,959              87,761         81,312
       Customer operations                             20,199         18,151              59,271         54,834
       Corporate operations                            17,590         19,505              53,356         59,589
                                                 ------------   ------------        ------------   ------------
         Total ILEC Expenses                           92,592         88,780             271,726        263,186

     CLEC Expenses                                     15,891         10,307              44,731         26,572
     Intercompany Expenses                               (482)          (839)             (1,354)        (2,039)
                                                 ------------   ------------        ------------   ------------
         Total Operating Expenses                     108,001         98,248             315,103        287,719
                                                 ------------   ------------        ------------   ------------
     Operating Income                            $     29,437   $     23,175        $     87,607   $     68,025
                                                 ============   ============        ============   ============


Operating revenue increased 13% ($47.0 million) in the first nine months of 1999 reflecting primarily customer growth.

Revenue from ILEC operations increased 8% ($27.5 million) in the first nine months of 1999. Average monthly revenue per access line increased 3% ($1.95) to $72.55 in the first nine months of 1999 from $70.60 in the first nine months of 1998. Local service revenue increased 12% ($12.3 million) during 1999. Access line growth of 5% increased revenues by $5.0 million while the sale of custom-calling and advanced features increased revenues by $4.3 million. Rate increases pushed up revenue by $2.9 million. Average monthly local service revenue per access line was $22.48 in

1999 and $21.10 in 1998. Network access and long-distance revenue increased 7% ($12.5 million) during 1999. Revenue generated from access minute growth due to increased network usage increased $8.9 million in 1999. Compensation from state and national revenue pools due to increased costs of providing network access added $4.0 million to revenues. Average monthly network access and long-distance revenue per access line was $39.70 in 1999 and $39.17 in 1998. Miscellaneous revenue increased 6% ($2.8 million) during 1999. Average monthly miscellaneous revenue per access line was $10.37 in 1999 and $10.33 in 1998.

Revenue from CLEC operations increased 94% ($18.7 million) in the first nine months of 1999 as access lines served increased to 63,000 at September 30, 1999 from 24,400 at September 30, 1998.

Operating expenses increased 10% ($27.4 million) during 1999 due to growth in ILEC operations and the development of CLEC operations.

Expenses from ILEC operations increased by 3% ($8.5 million) in the first nine months of 1999. The costs to provide service to customers increased 6% ($3.9 million), primarily for increased wages and benefits expenses, and consumed 19.5% of ILEC revenues in 1999 and 20.0% in 1998. Costs to serve customers increased 8% ($4.4 million) and consumed 16.2% of ILEC revenues in 1999 and 1998. Corporate expenses decreased 10% ($6.2 million) primarily due to improved efficiencies and cost controls, and consumed 14.6% of ILEC revenues in 1999 and 17.6% in 1998. Depreciation and amortization increased 8% ($6.4 million), primarily due to increased investment in facilities, and consumed 24.0% of ILEC revenues in 1999 and 24.1% in 1998.

CLEC operating expenses increased 68% ($18.2 million) in the first nine months of 1999 as the CLEC subsidiaries continue to grow their customer base.

Operating income increased 29% ($19.6 million) to $87.6 million in the first nine months of 1999 reflecting improved ILEC and CLEC operating results. Operating income from ILEC operations increased 25% ($19.0 million) to $93.6 million. Operating loss from CLEC operations decreased 9% ($582,000) reflecting the improved operating results.

Three Months Ended  September 30, 1999 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
30, 1998
--------
Operating Revenues increased 17% ($75.3 million) during the third quarter of 1999 for reasons generally the same as the first nine months. U.S. Cellular revenues increased 19% ($59.3 million) in 1999. Local retail revenue increased 20% ($40.8 million) in the third quarter of 1999, while inbound roaming revenue increased 28% ($19.8 million). Average monthly service revenue per customer was $49.73 in the third quarter of 1999 and $51.40 in 1998. TDS Telecom revenues increased 13% ($16.0 million) in the third quarter of 1999 due to the growth in ILEC operations ($8.9 million) and growth in CLEC operations ($6.7 million). Average monthly revenue per ILEC access line increased to $72.58 in the third quarter of 1999 from $70.64 in 1998.

Operating Expenses rose 10% ($36.0 million) during the third quarter of 1999 for reasons generally the same as the first nine months. U.S. Cellular expenses increased 10% ($26.2 million). System operations expense decreased 17% ($9.0 million), driven by lower costs for minutes used by U.S. Cellular's customers when roaming. Marketing and selling expenses, including cost of equipment sold, increased 21% ($16.4 million). Cost per gross customer addition increased to $358 in the third quarter of 1999 from $324 in 1998. General and administrative expense increased 20% ($13.4 million). Depreciation and amortization expense increased 10% ($5.4 million). TDS Telecom expenses increased 10% ($9.8 million) due to growth in ILEC operations ($3.8 million) and in CLEC operations ($5.6 million) for reasons generally the same as the first nine months.

Operating Income increased $39.3 million to $125.0 million in the third quarter of 1999. U.S. Cellular's operating income increased $33.0 million reflecting continued growth in customers and revenues. TDS Telecom's operating income increased $6.3 million reflecting the improved results from ILEC and CLEC activities.

                                            Three Months Ended September 30,
                                        ----------------------------------------
                                          1999            1998           Change
                                        --------        --------        --------
                                                 (Dollars in thousands)
Operating Income
    U.S. Cellular                       $ 95,560        $ 62,515        $ 33,045
    TDS Telecom                           29,437          23,175           6,262
                                        --------        --------        --------
Operating Income                        $124,997        $ 85,690        $ 39,307
                                        ========        ========        ========


Investment and Other Income (Expense) totaled $200,000 in 1999 and ($2.6) million in 1998. Gain on Sale of Cellular and Other Investments totaled $6.0 million in the third quarter of 1999 compared to $3.4 million in 1998. Investment Income increased 96% ($5.7 million) to $11.6 million primarily due to TDS's $7.8 million share of a one-time gain reported by an equity-method investment.

Minority Share of (Income) Loss increased $6.2 million in the third quarter of 1999 primarily for reasons generally the same as the first nine months.

                                             Three Months Ended September 30,
                                           ------------------------------------
                                             1999          1998         Change
                                           --------      --------      --------
                                                 (Dollars in thousands)
Minority Share of (Income) Loss
  United States Cellular
    Minority Shareholders' Share           $(11,068)     $ (6,722)     $ (4,346)
    Minority Partners' Share                 (3,077)       (1,707)       (1,370)
                                           --------      --------      --------
                                            (14,145)       (8,429)       (5,716)
  Telephone Subsidiaries and Other             (282)          188          (470)
                                           --------      --------      --------
                                           $(14,427)     $ (8,241)     $ (6,186)
                                           ========      ========      ========

Interest Expense decreased 9% ($2.5 million) to $25.2 million in the third quarter of 1999 for reasons generally the same as the first nine months.

Minority Interest in Income of Subsidiary Trusts reflects the preferred distribution requirement of the $300 million of Trust Originated Preferred Securities outstanding.

Income Tax Expense increased 79% ($18.0 million) to $40.9 million in the third quarter of 1999 from $22.9 million in 1998 primarily due to the increased pretax income as a result of improved operations.

Net Income From Continuing Operations totaled $52.9 million, or $.84 diluted earnings per share, in the third quarter of 1999, compared to $26.3 million, or $.41 diluted earnings per share, in the third quarter of 1998. The increase in net income and earnings per share reflects improved operating results. A summary of net income available to common and diluted earnings per share from continuing operations and gains is shown below.

                                                      Three Months Ended
                                                        September 30,
                                                  -------------------------
                                                     1999           1998
                                                  ----------    -----------
                                                   (Dollars in thousands,
                                                  except per share amounts)
Net Income From Continuing Operations
   Operations                                     $   51,017    $    24,380
   Gains                                               1,919          1,902
                                                  ----------    -----------
                                                  $   52,936    $    26,282
                                                  ==========    ===========

Diluted Earnings Per Share From Continuing Operations
   Operations                                     $      .81    $       .38
   Gains                                                 .03            .03
                                                  ----------    -----------
                                                  $      .84    $       .41
                                                  ==========    ===========

Loss From Discontinued Operations increased 37% to $27.4 million, or $.44 per diluted share in the third quarter of 1999 from $20.0 million, or $.32 per diluted share in the third quarter of 1998. Losses of $5.6 million subsequent to September 17, 1999 have been deferred and will be offset against the expected gain upon closing of the merger.

Net Income Available to Common totaled $25.2 million, or $.40 diluted earnings per share, in the third quarter of 1999, compared to $5.9 million, or $.09 diluted earnings per share, in the third quarter of 1998.

FINANCIAL RESOURCES AND LIQUIDITY

TDS and its subsidiaries operate relatively capital and marketing intensive businesses. U.S. Cellular's increasing internal cash flow, TDS Telecom's steady internal cash flow and cash received from the sale of cellular interests and other investments have reduced the overall need for external financing of these businesses. However in recent years, TDS has obtained substantial funds from external sources to finance Aerial's operations and construction activities and for general corporate purposes. On September 17, 1999, the Board of Directors of TDS approved a plan of merger between Aerial and VoiceStream. See "Discontinued Operations."

Cash Flows From Continuing Operating Activities. TDS is generating substantial internal funds from the rapid growth in U.S. Cellular's customers and revenues and TDS Telecom's steady growth in customers and revenues. Cash flows from operating activities totaled $356.1 million in the first nine months of 1999 compared to $287.0 million in 1998.

U.S. Cellular's operating cash flow (operating income plus depreciation and amortization) totaled $386.0 million in the first nine months of 1999 (up 31%) while TDS Telecom's operating cash flow totaled $179.6 million (up 19%). American Paging's operating cash outflow of $3.5 million in the first nine months of 1998 occurred prior to April 1, 1998 when TDS contributed substantially all the assets and certain limited liabilities of American Paging to an unrelated limited liability corporation. Beginning April 1, 1998, TDS followed the equity method of accounting for this investment.

Cash flows for other operating activities (investment and other income, interest and income tax expense, and changes in working capital and other assets and liabilities) required $209.5 million in the first nine months of 1999 and $154.3 million in 1998. The increase is primarily related to the changes in working capital items.

                                            Nine Months Ended September 30,
                                        ---------------------------------------
                                           1999           1998          Change
                                        ---------      ---------      ---------
                                                (Dollars in thousands)
Operating cash flow
       U.S. Cellular                    $ 385,951      $ 293,544      $  92,407
       TDS Telecom                        179,625        151,324         28,301
       American Paging                       --           (3,511)         3,511
                                        ---------      ---------      ---------
                                          565,576        441,357        124,219
Other operating activities               (209,456)      (154,322)       (55,134)
                                        ---------      ---------      ---------
                                        $ 356,120      $ 287,035      $  69,085
                                        =========      =========      =========


Cash Flows From Continuing Financing Activities. TDS has used short-term debt to finance construction and operations, for acquisitions and for general corporate purposes. TDS has taken advantage of attractive opportunities from time-to-time to reduce short-term debt with proceeds from the sale of long-term debt and equity securities, including sales of debt and equity securities by subsidiaries.

Cash flows from financing activities required $70.4 million in the first nine months of 1999 and $30.1 million in 1998. During 1999, the Company reduced Notes Payable balances by $43.7 million primarily through internally generated cash. During 1998, TDS received $198.2 million on the sale of eight-year 7% Notes and $144.9 million on the sale of 8.04% Trust Originated Preferred Securities. The proceeds were used to reduce notes payable balances. TDS also expended $9.1 million in 1998 to repurchase all of American Paging common shares, not owned by TDS, prior to contributing substantially all American Paging's assets and certain liabilities to a previously unrelated limited liability corporation for a 30% interest in that corporation. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $22.0 million in 1999 and $21.2 million in 1998.

Cash  Flows  From  Continuing  Investing   Activities.   TDS  makes  substantial
investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $201.0 million in the first nine months of 1999 compared to $290.9 million in 1998 reflecting primarily reduced acquisition expenditures and capital expenditures. Capital expenditures required $318.9 million in 1999 and $344.7 million in 1998. Acquisitions, net of cash acquired, required $29.5 million in 1999 and $85.9 million in 1998. The sales of non-strategic cellular interests and other investments provided $120.0 million in 1999, including $46.6 million of cash received in the Vodafone/AirTouch merger, and $100.6 million in 1998, reducing total cash flows required for investing activities in each period.

The primary purpose of TDS's construction and expansion program is to provide for significant customer growth, to upgrade service, to expand into new communication areas, and to take advantage of service-enhancing and cost-reducing technological developments. U.S. Cellular capital expenditures totaled $232.8 million in 1999 and $231.0 million in 1998 representing the construction of cell sites, the development of office systems and the change out of analog radio equipment for digital radio equipment. TDS Telecom capital expenditures totaled $84.8 million in 1999 and $104.7 million in 1998 representing amounts spent on accommodating growth in existing ILEC markets and expansion of new and existing CLEC markets.

Cash Flows From Discontinued Operations. Cash outflows from discontinued operations totaled $49.7 million in 1999 compared to a cash inflow of $65.1 million in 1998. The cash inflow in 1998 was primarily the result of the investment by Sonera Ltd. of $200 million in a subsidiary of Aerial offset somewhat by the cash used in operating and investing activities.

LIQUIDITY

TDS anticipates that the aggregate resources required for 1999 will include approximately $300 million for U.S. Cellular capital additions and $125 million for TDS Telecom capital additions. At September 30, 1999, the remaining amount of capital spending approximated $107.4 million, consisting primarily of $67.2 million for cellular additions and $40.2 million for telephone additions.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash. U.S. Cellular's operating cash flow totaled $475.3 million for the twelve months ended September 30, 1999, up 36% ($124.9 million) from 1998. U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at September 30, 1999, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points.

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs and short-term financing. TDS Telecom's operating cash flow totaled $234.1 million for the twelve months ended September 30, 1999, up 17% ($34.0 million) from 1998. At September 30, 1999, TDS Telecom telephone subsidiaries had $119.1 million in unadvanced loan funds from federal government programs to finance the telephone construction program.

TDS and its subsidiaries, excluding Aerial, had cash and temporary investments totaling $86.5 million at September 30, 1999. These investments are primarily the result of telephone operations' internally generated cash. While certain regulated telephone subsidiaries' debt agreements place limits on intercompany dividend payments, these restrictions are not expected to affect the Company's ability to meet its cash obligations. TDS also had $587 million of bank lines of credit for general corporate purposes at September 30, 1999. Unused amounts of such lines totaled $459.8 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

Management believes that internal cash flows and funds available from cash and cash equivalents, lines of credit, and longer-term financing commitments provide sufficient financial flexibility. TDS and its subsidiaries have access to public and private capital markets to help meet its long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when and if capital requirements, financial market conditions and other factors warrant.

DISCONTINUED OPERATIONS

On September 17, 1999, the Board of Directors of TDS decided not to pursue a spin-off of Aerial Communications, Inc. ("Aerial"), an 82.1%-owned subsidiary of TDS, and approved a plan of merger between Aerial and VoiceStream Wireless Corporation ("VoiceStream"). As a result of the merger, Aerial shareholders will receive 0.455 VoiceStream common shares for each share of Aerial stock they own. The conversion number is subject to adjustment (but not below 0.455 or above 0.5 of a share of VoiceStream common stock) in the event Aerial's merger with VoiceStream closes prior to the closing of the proposed merger of Omnipoint Corporation and VoiceStream and the average price of VoiceStream common stock for the 15-day trading period prior to the closing is less than $39.56 per share. Aerial public shareholders will have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. TDS and certain major shareholders of VoiceStream, including Hutchinson Telecommunication PCS (USA), have agreed to vote in favor of the merger. This merger is subject to the approval of the Aerial and VoiceStream shareholders as well as federal, state, and other regulatory approvals, including those of the Federal Communications Commission and the Federal Trade Commission. The merger is expected to close by the end of the first quarter of 2000.

On November 1, 1999, TDS converted $420 million of intercompany debt due from a subsidiary of Aerial into 19.1 million Aerial Common Shares at $22 per share. On September 17, 1999, the date of the TDS Debt Replacement Agreement, the closing price of Aerial Common Shares was $20.00 per share. Any remaining intercompany debt due from Aerial, at the closing of the merger, will be due one year after the closing of the merger. TDS will be released from its guarantees of Aerial's long-term debt at the closing of the merger. Also on November 1, 1999, Sonera Corporation ("Sonera"), a Finnish telecommunications company, invested an additional $230 million into equity of Aerial and one of its subsidiaries, also at an equivalent price of $22 per Aerial share. After the equity contributions by TDS and Sonera on November 1, 1999, TDS owned 82.5% of Aerial. Immediately prior to the merger, Sonera will exchange its interest in the subsidiary of Aerial for Aerial common stock. Sonera, TDS and Aerial also reached an agreement to settle all their disputes relating to Sonera's earlier investment in the Aerial subsidiary, effective at the closing of the merger.

TDS expects to recognize a net gain on the ultimate disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses of $5.6 million from September 18, 1999 through September 30, 1999.

Management expects that the amounts available to Aerial under the revolving credit agreement with TDS ($81 million as of September 30, 1999) and the additional Sonera investment of $230 million will provide sufficient funding to last until the completion of the merger with VoiceStream.

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

TDS maintains a portfolio of available for sale marketable equity securities which resulted primarily from the sale of non-strategic investments. The market value of these investments, principally Vodafone AirTouch plc American
Depository Receipts, amounted to $649.1 million at September 30, 1999. A hypothetical 10% decrease in the share prices of these investments would result in a $64.9 million decline in the market value of the investments.

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

The Company's management established a project team to address Year 2000 issues. The Company's plan to address the Year 2000 Issue consists of five general phases: (i) Awareness, (ii) Assessment, (iii) Renovation, (iv) Validation and
(v) Implementation.

The awareness phase consisted of establishing Year 2000 project teams at each business unit and developing an overall strategy. Management established a Year 2000 Program Office at the TDS corporate level to coordinate activities of the Year 2000 project teams, to monitor the current status of individual projects, to report periodically to the TDS Audit Committee, and to promote the exchange of information between all business units to share knowledge and solution techniques. On an ongoing basis, the project teams continue to provide Year 2000 information and updates to customers, employees and business partners. Management of each business unit has made the Year 2000 Issue a top priority. The Year 2000 effort covers the network and supporting infrastructure for the provision of cellular, local switched and data telecommunications and PCS services; the operational and financial information technology ("IT") systems and applications, such as computer systems that support key business functions such as billing, finance, customer service, procurement and supply; and a review of the Year 2000 readiness efforts of the Company's critical vendors.

The assessment phase included the identification of core business areas and processes, analysis of systems and hardware supporting the core business areas and the prioritization of renovation or replacement of systems and hardware that were determined not to be Year 2000 ready. Included in the assessment phase was an analysis of risk management factors such as contingency plans and legal matters. Except for the contingency plans as discussed below, the assessment phase was completed in the first quarter of 1999.

The Year 2000 project teams identified those mission critical hardware, systems and applications that were not Year 2000 ready. These critical hardware, systems and applications that were not Year 2000 ready have undergone renovation. The renovation phase consisted of the remediation or replacement of mission critical systems, applications and hardware. The renovation of these mission critical hardware, systems and applications has been completed.

The renovated mission critical hardware, systems and applications have undergone Year 2000 validation testing. The validation phase included testing, verifying and validating the renovated or replaced platforms, applications, databases and utilities. The validation phase consisted of independent verification testing of mission critical systems, applications and hardware as well as network and system component upgrades received from suppliers. In addition, selected Year 2000 upgrades were tested in a controlled environment that replicated the current environment and was equipped to simulate the turn of the century and leap year dates. The Company will rely on the Cellular Telecommunications Industry Association ("CTIA"), Alliance for Telecommunications Industry Solutions ("ATIS") and TELCO Forum, which formed working groups to coordinate efforts of various carriers and manufacturers to facilitate inter-network Year 2000 testing. These programs have concluded and, generally, the findings indicate that there are no known network inter-operability defects related to Year 2000 associated with the available Year 2000 ready upgrades for the networks. The Company has analyzed the findings and has installed upgrades appropriate to its network. Validation of mission critical hardware, systems and applications was substantially completed as of October 31, 1999.

The implementation phase involves migrating the converted, renovated and validated mission critical systems, applications and hardware into production. This phase is expected to be completed during the fourth quarter of 1999.

As with other telecommunications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 problem in one or more of the mission critical network elements or IT applications could cause a significant disruption of, or interruption in, certain normal business functions. Management believes it has assembled the proper staffing and tools, and put in place procedures to identify and prepare all mission critical systems for the Year 2000 and believes the necessary programs are in place for a smooth Year 2000 transition. Based on the assessments and work performed to date by the project teams, management believes that any such material disruption to the operations due to failure on an internal system is unlikely. However, management cannot provide assurance that its plan to address Year 2000 readiness will be successful as the Company is subject to various risks and uncertainties. Like most other telecommunications operators, the

Company is highly dependent on the telecommunications network vendors to develop and provide Year 2000 ready hardware, systems and applications and on other third parties, including vendors, other telecommunications service providers, government agencies and financial institutions, to deliver reliable services and timely upgrades. The Company has contacted critical vendors requesting information about their Year 2000 readiness. The responses have been used by the Company to make its renovations and are being used in developing the Company's overall contingency plans.

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

The Company's contingency plan initiatives include business recovery planning and establishing command centers and critical support teams. Project teams are developing alternate processes to support critical customer functions in the event information systems or mechanized processes experience Year 2000 disruptions; as well as for repair or replacement of any affected systems or processes. The teams are also developing alternate plans for critical suppliers of products/services that fail to meet established service levels due to Year 2000 disruptions. Retention and backup procedures for customer and critical business data are being developed to provide the Company with pre-rollover recovery capabilities. The Company anticipates completing the balance of its contingency planning in the fourth quarter of 1999.

The Company estimates that the total costs related to the Year 2000 project will be approximately $35 million. Through September 30, 1999, the total costs associated with the Year 2000 Issue were $27 million. The timing of expenditures may vary and is not necessarily indicative of readiness efforts or progress to date. In recent years, the Company has made capital expenditures, primarily related to upgrades of the cellular network to provide digital capabilities as well as certain financial systems, billing systems, and customer care systems which are by design thought to be Year 2000 ready. These costs are not considered to be directly related to the Year 2000 project because they were incurred as part of the Company's overall operating strategies to add digital capabilities for competitive purposes, and to improve financial systems and customer service. Though Year 2000 project costs will directly impact the reported level of net income, the Company intends to manage its total cost structure, including deferral of non-critical projects, in an effort to mitigate the impact of Year 2000 project costs.

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

Important factors that may affect these projections or expectations include, but are not limited to: changes in the overall economy; changes in competition in markets in which TDS operates; advances in telecommunications technology; changes in the telecommunications regulatory environment; pending and future litigation; availability of future financing; completion and timing of the merger between Aerial and VoiceStream; unanticipated changes in growth in cellular and PCS customers, penetration rates, churn rates and the mix of products and services offered in our markets; and unanticipated problems with the Year 2000 Issue. Readers should evaluate any statements in light of these important factors.

                                       TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                          Unaudited

                                                              Three Months Ended                 Nine Months Ended
                                                                  September 30,                    September 30,
                                                       -----------------------------        -----------------------------
                                                           1999             1998                1999             1998
                                                       ------------     ------------        ------------     ------------
                                                                 (Dollars in thousands, except per share amounts)
OPERATING REVENUES
    U.S. Cellular                                      $   373,201      $   313,947         $ 1,060,138      $   849,212
    TDS Telecom                                            137,438          121,423             402,710          355,744
                                                       ------------     ------------        ------------     ------------
                                                           510,639          435,370           1,462,848        1,204,956
                                                       ------------     ------------        ------------     ------------
OPERATING EXPENSES
    U.S. Cellular                                          277,641          251,432             840,012          703,405
    TDS Telecom                                            108,001           98,248             315,103          287,719
                                                       ------------     ------------        ------------     ------------
                                                           385,642          349,680           1,155,115          991,124
                                                       ------------     ------------        ------------     ------------
Operating Income from Ongoing Operations                   124,997           85,690             307,733          213,832
American Paging Operating (Loss)                                --               --                  --          (11,406)
                                                       ------------     ------------        ------------     ------------
OPERATING INCOME                                           124,997           85,690             307,733          202,426
                                                       ------------     ------------        ------------     ------------
INVESTMENT AND OTHER INCOME
    Interest and dividend income                               718            2,190               4,065            7,989
    Investment income, net of amortization                  11,585            5,902              18,878           22,796
    Gain on sale of cellular and other investments           6,046            3,399             345,938          235,357
    Other (expense), net                                    (3,722)          (5,851)             (8,265)         (21,248)
    Minority share of (income)                             (14,427)          (8,241)            (60,182)         (42,383)
                                                       ------------     ------------        ------------     ------------
                                                               200           (2,601)            300,434          202,511
                                                       ------------     ------------        ------------     ------------
INCOME BEFORE INTEREST AND INCOME TAXES                    125,197           83,089             608,167          404,937
Interest expense                                            25,170           27,712              76,410           82,277
Minority interest in income of subsidiary trust              6,202            6,202              18,607           17,301
                                                       ------------     ------------        ------------     ------------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                     93,825           49,175             513,150          305,359
Income tax expense                                          40,889           22,893             210,475          127,603
                                                       ------------     ------------        ------------     ------------
NET INCOME FROM CONTINUING OPERATIONS                       52,936           26,282             302,675          177,756
                                                       ------------     ------------        ------------     ------------
Discontinued Operations                                    (48,473)         (52,469)           (142,250)        (162,319)
Tax effect of discontinued operations                      (21,079)         (32,515)            (58,060)         (51,384)
                                                       ------------     ------------        ------------     ------------
DISCONTINUED OPERATIONS - NET OF TAX                       (27,394)         (19,954)            (84,190)        (110,935)
                                                       ------------     ------------        ------------     ------------
NET INCOME                                                  25,542            6,328             218,485           66,821
Preferred Dividend Requirement                                (316)            (418)             (1,003)          (1,276)
                                                       ------------     ------------        ------------     ------------

NET INCOME AVAILABLE TO COMMON                         $    25,226      $     5,910         $   217,482      $    65,545
                                                       ============     ============        ============     ============

WEIGHTED AVERAGE COMMON
    SHARES (000s)                                           61,451           61,036              61,376           60,923

BASIC EARNINGS PER SHARE
    Continuing operations                              $      0.86      $      0.42         $      4.92      $      2.90
    Discontinued Operations                                  (0.45)           (0.32)              (1.38)           (1.82)
                                                       ------------      -----------        ------------     ------------
                                                       $      0.41      $      0.10         $      3.54      $      1.08
                                                       ============      ===========        ============     ============
DILUTED EARNINGS PER SHARE
    Continuing Operations                              $      0.84      $      0.41         $      4.82      $      2.84
    Discontinued Operations                                  (0.44)           (0.32)              (1.35)           (1.79)
                                                       ------------      -----------        ------------     ------------
                                                       $      0.40      $      0.09         $      3.47      $      1.05
                                                       ============      ===========        ============     ============

DIVIDENDS PER SHARE                                    $      .115      $       .11         $      .345      $       .33
                                                       ============      ===========        ============     ============

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


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                                   Nine Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                   1999        1998
                                                                ---------    ---------
                                                                 (Dollars in thousands)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Net income from continuing operations                       $ 302,675    $ 177,756
    Add (Deduct) adjustments to reconcile net income
        from continuing operations to net cash provided
        by operating activities
           Depreciation and amortization                          257,842      238,931
           Deferred taxes                                         124,411       67,848
           Investment income                                      (28,659)     (29,897)
           Minority share of income                                60,182       42,383
           Gain on sale of cellular and other investments        (345,938)    (235,357)
           Noncash interest expense                                13,315       15,072
           Other noncash expense                                   28,450       15,811
           Change in accounts receivable                          (51,010)     (38,446)
           Change in materials and supplies                        (7,383)         169
           Change in accounts payable                              (3,241)      16,139
           Change in accrued interest                             (13,811)      (7,706)
           Change in accrued taxes                                    914       14,682
           Change in other assets and liabilities                  18,373        9,650
                                                                ---------    ---------
                                                                  356,120      287,035
                                                                ---------    ---------

 CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
    Long-term debt borrowings                                       8,868      200,655
    Repayments of long-term debt                                  (17,012)     (13,243)
    Change in notes payable                                       (43,724)    (333,894)
    Trust preferred securities                                       --        144,881
    Dividends paid                                                (21,970)     (21,162)
    Purchase of subsidiary common stock                              --         (9,107)
    Other financing activities                                      3,410        1,726
                                                                ---------    ---------
                                                                  (70,428)     (30,144)
                                                                ---------    ---------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
    Capital expenditures                                         (318,918)    (344,701)
    Investments in and advances to investment
        entities and license costs                                    724       (6,356)
    Distributions from investments                                 19,225       19,748
    Proceeds from investment sales                                120,000      100,571
    Other investing activities                                       (392)      (2,977)
    Acquisitions, net of cash acquired                            (29,527)     (85,942)
    Change in temporary investments and marketable securities       7,868       28,732
                                                                ---------    ---------
                                                                 (201,020)    (290,925)
                                                                ---------    ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS                           (49,680)      65,116
                                                                ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          34,992       31,082
CASH AND CASH EQUIVALENTS -
    Beginning of period                                            45,139       45,996
                                                                ---------    ---------
    End of period                                               $  80,131    $  77,078
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
                                     ------

                                                    (Unaudited)
                                                    September 30,   December 31,
                                                        1999            1998
                                                    ------------    ------------
                                                       (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                       $    80,131     $    45,139
    Temporary investments                                 6,326          10,306
    Accounts receivable from customers and others       303,316         256,833
    Materials and supplies, at average cost,
        and other current assets                         56,787          44,465
                                                    ------------    ------------
                                                        446,560         356,743
                                                    ------------    ------------
INVESTMENTS
    Intangible Assets
        Cellular license acquisition costs, net       1,161,538       1,200,653
        Franchise costs and other costs, net            178,942         181,517
    Investments in unconsolidated entities              286,095         305,815
    Marketable equity securities                        649,137         378,812
    Other investments                                    29,997          33,870
                                                    ------------    ------------
                                                      2,305,709       2,100,667
                                                    ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, NET
    U.S. Cellular                                     1,217,618       1,138,585
    TDS Telecom                                         867,560         881,507
    Other                                                28,336          31,216
                                                    ------------    ------------
                                                      2,113,514       2,051,308
                                                    ------------    ------------
OTHER ASSETS AND DEFERRED CHARGES                        31,603          35,081
                                                    ------------    ------------
NET ASSETS OF DISCONTINUED OPERATIONS                   458,772         498,805
                                                    ------------    ------------
    TOTAL ASSETS                                    $ 5,356,158     $ 5,042,604
                                                    ============    ============

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
                      ------------------------------------

                                                    (Unaudited)
                                                    September 30,   December 31,
                                                        1999            1998
                                                    ------------    ------------
                                                       (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt               $    15,505     $    15,946
    Notes payable                                       127,165         170,889
    Accounts payable                                    208,618         232,320
    Advance billings and customer deposits               37,767          33,283
    Accrued interest                                     10,326          24,133
    Accrued taxes                                        24,412          23,434
    Accrued compensation                                 31,674          24,415
    Other current liabilities                            28,207          24,502
                                                    ------------     -----------
                                                        483,674         548,922
                                                    ------------     -----------

DEFERRED LIABILITIES AND CREDITS                        343,450         223,877
                                                    ------------     -----------

LONG-TERM DEBT, excluding current portion             1,281,090       1,275,086
                                                    ------------     -----------

MINORITY INTEREST in subsidiaries                       494,696         430,826
                                                    ------------     -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES of Subsidiary Trusts
    Holding Solely Company Subordinated
    Debentures (a)                                      300,000         300,000
                                                    ------------     -----------

PREFERRED SHARES                                         21,860          25,985
                                                    ------------     -----------

COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $.01 per share                 551             550
    Series A Common Shares, par value $.01 per share         70              69
    Capital in excess of par value                    1,880,965       1,882,710
    Treasury Shares, at cost (615,170 and 761,220
      shares, respectively)                             (24,394)        (29,439)
    Accumulated other comprehensive income               69,272          75,609
    Retained earnings                                   504,924         308,409
                                                    ------------     -----------
                                                      2,431,388       2,237,908
                                                    ------------     -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 5,356,158     $ 5,042,604
                                                    ============    ============

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.    Discontinued Operations

      On September 17, 1999, the Board of Directors of TDS decided not to pursue a spin-off of Aerial Communications, Inc. ("Aerial"), an 82.1%-owned subsidiary of TDS, and approved a plan of merger between Aerial and VoiceStream Wireless Corporation ("VoiceStream"). As a result of the merger, Aerial shareholders will receive 0.455 VoiceStream common shares for each share of Aerial stock they own. The conversion number is subject to adjustment (but not below 0.455 or above 0.5 of a share of VoiceStream common stock) in the event Aerial's merger with VoiceStream closes prior to the closing of the proposed merger of Omnipoint Corporation and VoiceStream and the average price of VoiceStream common stock for the 15-day trading period prior to the closing is less than $39.56 per share. Aerial public shareholders will have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. TDS and certain major shareholders of VoiceStream, including Hutchinson Telecommunication PCS (USA), have agreed to vote in favor of the merger. This merger is subject to the approval of the Aerial and VoiceStream shareholders as well as federal, state, and other regulatory approvals, including those of the Federal Communications Commission and the Federal Trade Commission. The merger is expected to close by the end of the first quarter of 2000.

      On November 1, 1999, TDS converted $420 million of intercompany debt due from a subsidiary of Aerial into 19.1 million Aerial Common Shares at $22 per share. On September 17, 1999, the date of the TDS Debt Replacement Agreement, the closing price of Aerial Common Shares was $20.00 per share. Any remaining intercompany debt due from Aerial, at the closing of the merger, will be due one year after the closing of the merger. TDS will be released from its guarantees of Aerial's long-term debt at the closing of the merger. Also on November 1, 1999, Sonera Corporation ("Sonera"), a Finnish telecommunications company, invested an additional $230 million into equity of Aerial and one of its subsidiaries, also at an equivalent price of $22 per Aerial share. After the equity contributions by TDS and Sonera on November 1, 1999, TDS owned 82.5% of Aerial. Immediately prior to the merger,

      Sonera will exchange its interest in the subsidiary of Aerial for Aerial common stock. Sonera, TDS and Aerial also reached an agreement to settle all their disputes relating to Sonera's earlier investment in the Aerial subsidiary, effective at the closing of the merger.

      TDS expects to recognize a net gain on the ultimate disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses of $5.6 million from September 18, 1999 through September 30, 1999.

      As a result of the board's approval of the plan, the consolidated financial statements of TDS and supplemental data have been adjusted to reflect the results of operations and net assets of the subsidiary as discontinued operations in accordance with generally accepted accounting principles. Financial statements for prior periods have been reclassified to conform to current year presentation.

      Net assets of discontinued operations are as follows:


                                          September 30,   December 31,
                                              1999           1998
                                          -------------   ------------
                                              (Dollars in thousands)
Current Assets
   Cash                                   $      7,559    $     4,943
   Temporary investments                            --             35
   Accounts receivable                          31,011         27,776
   Inventory                                     9,011         11,378
   Other current assets                          4,105          4,564
Investments
   Broadband PCS license costs, net            305,913        311,915
   Other Investments                             2,455          1,443
Property, plant and equipment                  615,366        621,281
Other assets and deferred charges                  277            411
Current portion vendor credit agreement        (82,372)            --
Accounts payable                               (34,255)       (56,097)
Accrued taxes                                   (7,981)        (7,015)
Accrued compensation                            (7,666)        (5,169)
Other accrued expenses                          (6,127)        (6,177)
Deferred income tax liability                 (138,016)      (123,110)
Long-term debt                                (246,123)      (278,010)
Minority interest in subsidiaries                   --         (9,363)
Losses deferred after measurement date           5,615             --
                                          -------------   ------------
                                          $    458,772    $   498,805
                                          =============   ============


Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:

                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                             ----------------------    ----------------------
                                1999         1998         1999        1998
                             ---------    ---------    ---------    ---------
                                           (Dollars in thousands)
Revenues                     $  48,753    $  38,438    $ 154,079    $ 105,872
Expenses                        89,578       99,045      292,085      303,254
                             ---------    ---------    ---------    ---------
Operating (Loss)               (40,825)     (60,607)    (138,006)    (197,382)
Minority share of loss            --         10,532       10,967       41,546
Other income                    (2,835)       2,451           (1)       6,682
Interest expense                (4,813)      (4,845)     (15,210)     (13,164)
                             ---------    ---------    ---------    ---------
(Loss) Before Income Taxes     (48,473)     (52,469)    (142,250)    (162,319)
Income tax benefit             (21,079)     (32,515)     (58,060)     (51,384)
                             ---------    ---------    ---------    ---------
     Net (Loss)              $ (27,394)   $ (19,954)   $ (84,190)   $(110,935)
                             =========    =========    =========    =========


Summarized   cash   flow   statement   information   relating   to  discontinued
operations is as follows:

                                                    Nine Months Ended
                                                       September 30,
                                                  ----------------------
                                                     1999        1998
                                                  ----------   ---------
                                                  (Dollars in thousands)
Cash flows from operating activities              $ (25,683)   $ (72,431)
Cash flows from financing activities                  2,464      200,812
Cash flows from investing activities                (23,845)     (63,858)
                                                  ----------   ----------
Cash provided (used) by discontinued operations     (47,064)      64,523
(Increase) decrease in cash included in Net
   assets of discontinued operations                 (2,616)         593
                                                  ----------   ----------
Cash flows from discontinued operations           $ (49,680)   $  65,116
                                                  ==========   ==========

                                     26

3.    Marketable Equity Securities

      Marketable equity securities include the Company's investments in equity securities, primarily Vodafone AirTouch plc American Depository Receipts ("VOD ADRs") . These securities are classified as available-for-sale and stated at fair market value.

      Information regarding the Company's marketable equity securities is summarized below.

                                               September 30,    December 31,
                                                   1999             1998
                                               -------------   -------------
                                                   (Dollars in thousands)
Available-for-sale Equity Securities
   Aggregate Fair Value                        $    649,137    $    378,812
   Adjusted Basis                                   514,151         230,344
                                               -------------   -------------
   Gross Unrealized Holding Gains                   134,986         148,468
   Tax Effect                                        54,349          59,661
                                               -------------   -------------
   Unrealized Holding Gains, net of tax              80,637          88,807
   Minority Share of Unrealized Holding Gains        11,365          13,198
                                               -------------   -------------
Net Unrealized Holding Gains                   $     69,272    $     75,609
                                               =============   =============


4.    Gains from Sale of Cellular and Other Investments

      The Company recognized a $327.1 million gain in the second quarter of 1999 on the difference between its historical basis in its investment in AirTouch Communications, Inc. ("AirTouch") common shares and the value of Vodafone AirTouch plc American Depository Receipts and cash received in the merger of AirTouch and Vodafone Group plc. The AirTouch common shares were received in 1998 as a result of the sale of certain minority interests to AirTouch resulting in a $198.6 million gain. The remaining gains in 1999 and 1998 resulted when the Company sold or traded certain non-strategic minority cellular interest and other investments.

5.    Other Comprehensive Income

      The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                      Nine Months Ended
                                                         September 30,
                                                   ----------------------
                                                      1999         1998
                                                   ---------    ---------
                                                    (Dollars in thousands)
Accumulated Other Comprehensive Income

  Balance, beginning of period                     $  75,609    $     683
  Add:
     Unrealized gains on securities                  313,631       67,669
     Income tax effect                               125,533       24,583
                                                   ---------    ---------
                                                     188,098       43,086
     Minority share of unrealized gains               27,822        6,480
                                                   ---------    ---------
  Net unrealized gains                               160,276       36,606
                                                   ---------    ---------
  Deduct:
     Recognized gains on securities                  327,113           --
     Income tax expense                              130,845           --
                                                   ---------    ---------
                                                     196,268           --
     Minority share of recognized gain                29,655           --
                                                   ---------    ---------
     Net recognized gains included in Net Income     166,613           --
                                                   ---------    ---------
  Net change in unrealized gains included in
   Comprehensive Income                               (6,337)      36,606
                                                   ---------    ---------
  Balance, end of period                           $  69,272    $  37,289
                                                   =========    =========



                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ---------------------   ----------------------
                                     1999        1998        1999         1998
                                  ---------   ---------    ---------   ---------
                                              (Dollars in thousands)
Comprehensive Income
  Net Income                      $  25,542   $   6,328    $ 218,485   $  66,821
  Net unrealized gains (losses)
     on securities                   62,625      (4,951)      (6,337)     36,606
                                  ---------   ---------    ---------   ---------
                                  $  88,167   $   1,377    $ 212,148   $ 103,427
                                  =========   =========    =========   =========

6.   Earnings Per Share

     The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                         Three Months Ended              Nine Months Ended
                                                             September 30,                 September 30,
                                                     ---------------------------    --------------------------
                                                         1999            1998           1999           1998
                                                     -----------     -----------    -----------    -----------
                                                                       (Dollars in thousands)
Net Income from Continuing Operations                $    52,936     $    26,282    $   302,675    $   177,756
Less:  Preferred Dividends                                  (316)           (418)        (1,003)        (1,276)
                                                     -----------     -----------    -----------    -----------
Net Income from Continuing Operations
     used in Basic Earnings per Share                     52,620          25,864        301,672        176,480
Loss on Discontinued Operations                          (27,394)        (19,954)       (84,190)      (110,935)
                                                     -----------     -----------    -----------    -----------
Net Income Available to Common used
     in Basic Earnings per Share                     $    25,226     $     5,910    $   217,482    $    65,545
                                                     ===========     ===========    ===========    ===========

Net Income from Continuing Operations
     used in Basic Earnings per Share                $    52,620     $    25,864    $   301,672    $   176,480
Reduction in preferred dividends if Preferred
     Shares converted in Common Shares                       289             179            916            787
Minority income adjustment                                  (621)           (458)        (1,954)        (1,438)
                                                     -----------     -----------    -----------    -----------
Net Income from Continuing Operations
     used in Diluted Earnings per Share              $    52,288     $    25,585    $   300,634    $   175,829
Loss on Discontinued Operations                          (27,394)        (19,954)       (84,190)      (110,935)
                                                     -----------     -----------    -----------    -----------
Net Income Available to Common used
     in Diluted Earnings per share                   $    24,894     $     5,631    $   216,444    $    64,894
                                                     ===========     ===========    ===========    ===========


Weighted Average Number of Common Shares
     used in Basic Earnings per Share                     61,451          61,036         61,376         60,923
Effect of Dilutive Securities:
     Common Shares outstanding if Preferred
        Shares converted                                     564             581            611            873
     Stock options and stock appreciation rights             391             105            308            124
     Common Shares issuable                                   13              13             13             14
                                                     -----------     -----------    -----------    -----------
Weighted Average Number of Common Shares
     used in Diluted Earnings per Share                   62,419          61,735         62,308         61,934
                                                     ===========     ===========    ===========    ===========

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

                                                   Nine Months Ended
                                                     September 30,
                                                 ---------------------
                                                   1999        1998
                                                 --------    ---------
                                                (Dollars in thousands,
                                               except per share amounts)
Property, plant and equipment                    $  4,248    $ 13,271
Cellular licenses                                  19,879      68,695
Equity method investment in cellular interests       (748)     (2,317)
Franchise costs                                     1,034       5,477
Long-term debt                                       (987)     (4,634)
Deferred credits                                     (254)       (991)
Other assets and liabilities,
   excluding cash and cash equivalents              2,673       3,301
Decrease in Minority interest                       3,682      13,168
Common Shares issued                                 --       (10,028)
                                                 --------    --------
Decrease in cash due to acquisitions             $ 29,527    $ 85,942
                                                 ========    ========

The following table summarizes interest and income taxes paid, and other noncash transactions.

                                              Nine Months Ended
                                                 September 30,
                                            ----------------------
                                               1999        1998
                                            ----------  ----------
                                            (Dollars in thousands)
Interest Paid
   Continuing Operations                     $  76,423   $  74,682
   Discontinued Operations                       2,252       1,584
Income Taxes Paid (net of income tax refund
   received of $10,000 in 1998)                 18,697       6,754
Common Shares issued by TDS for
   conversion of TDS Preferred Stock         $   3,800   $   5,162


8.    Business Segment Information

      Financial data for the Company's business segments for each of the three and nine month periods ended or at September 30, 1999 and 1998 are as follows:


Three Months Ended
or at September 30, 1999            U.S. Cellular      TDS Telecom          Aerial          All Other           Total
------------------------            -------------     -------------     -------------     -------------     -------------
   Dollars in thousands)
Operating revenues                  $    373,201      $    137,438      $     56,777      $         --      $    567,416
Operating cash flow                      153,004            60,367           (26,162)               --           187,209
Depreciation and
    amortization expense                  57,444            30,930            22,471                --           110,845
Operating income (loss)                   95,560            29,437           (48,633)               --            76,364
Total Assets                           3,456,921         1,711,711           953,736         3,400,871         9,523,239
Capital expenditures                $     70,962      $     36,004      $     13,798      $     (4,592)     $    116,172

Three Months Ended
or at September 30, 1998            U.S. Cellular      TDS Telecom          Aerial          All Other           Total
------------------------            -------------     -------------     -------------     -------------     --------------
  (Dollars in thousands)
Operating revenues                  $    313,947      $    121,423      $     38,438      $         --      $    473,808
Operating cash flow                      114,543            51,915           (40,465)               --           125,993
Depreciation and
    amortization expense                  52,028            28,740            20,142                --           100,910
Operating income (loss)                   62,515            23,175           (60,607)               --            25,083
Total Assets                           2,884,834         1,525,496           974,138         3,363,779         8,748,247
Capital expenditures                $     93,976      $     42,218      $     16,480      $      6,067      $    158,741

Nine Months Ended
or at September 30, 1999            U.S. Cellular      TDS Telecom          Aerial          All Other           Total
------------------------            -------------     -------------     -------------     -------------     -------------
  (Dollars in thousands)
Operating revenues                  $  1,060,138      $    402,710      $    162,103      $         --    $    1,624,951
Operating cash flow                      385,951           179,625           (79,134)               --           486,442
Depreciation and
    amortization expense                 165,825            92,018            66,681                --           324,524
Operating income (loss)                  220,126            87,607          (145,815)               --           161,918
Total Assets                           3,456,921         1,711,711           953,736         3,400,871         9,523,239
Capital expenditures                $    232,814      $     84,759      $     26,764      $      1,345    $      345,682

Nine Months Ended
or at September 30, 1998            U.S. Cellular      TDS Telecom          Aerial          All Other           Total
------------------------            -------------     -------------     -------------     -------------     -------------
  (Dollars in thousands)
Operating revenues                  $    849,212      $    355,744      $    105,872      $     17,783    $    1,328,611
Operating cash flow                      293,544           151,324          (136,300)           (3,511)          305,057
Depreciation and
    amortization expense                 147,737            83,299            61,082             7,895           300,013
Operating income (loss)                  145,807            68,025          (197,382)          (11,406)            5,044
Total Assets                           2,884,834         1,525,496           974,138         3,363,779         8,748,247
Capital expenditures                $    230,968      $    104,650      $     64,541      $      9,083    $      409,242


                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                  ---------------------------      ----------------------------
                                                      1999            1998             1999            1998
                                                  ------------    ------------     ------------    ------------
                                                                     (Dollars in thousands)
Reconciliation of Segment Revenue
     to Consolidated Revenues:
     Total Revenues for reportable segments       $    567,416    $    473,808     $  1,624,951    $  1,328,611
     Aerial Revenues included in
        "Discontinued Operations"                      (48,753)        (38,438)        (154,079)       (105,872)
     Aerial Revenues included in the deferred
        losses from September 17, 1999 to
        September 30, 1999                              (8,024)             --           (8,024)             --
     American Paging Revenues included in
        "American Paging Operating (Loss)"                  --              --               --         (17,783)
                                                  ------------    ------------     ------------    ------------
     Consolidated Revenues                        $    510,639    $    435,370     $  1,462,848    $  1,204,956
                                                  ============    ============     ============    ============


                                                          September 30,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Reconciliation of Segment Total Assets to
   Consolidated Total Assets:
   Total Assets for reportable segments             $ 9,523,239    $ 8,748,247
   Intercompany eliminations (1)                     (3,650,154)    (3,319,282)
   Aerial liabilities reported to net assets
      of discontinued operations                       (516,927)      (486,731)
                                                    -----------    -----------
   Consolidated Total Assets                        $ 5,356,158    $ 4,942,234
                                                    ===========    ===========


(1) Intercompany eliminations consist primarily of the elimination of TDS's book value in its subsidiaries and the elimination of intercompany receivables.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------
      On September 21, 1999, Herbert Behrens, who purports to be a stockholder of Aerial, filed a putative class action complaint on behalf of stockholders of Aerial in the Court of Chancery of the State of Delaware in New Castle County. The complaint names as defendants Aerial, TDS, certain directors of Aerial and TDS, and VoiceStream in connection with the transactions contemplated by the Agreement and Plan of Reorganization and the related agreements, particularly the Debt/Equity Replacement Agreement. The complaint alleges a breach of fiduciary duties by the defendants, including in connection with the proposed exchange of $420 million of debt owed by Aerial to TDS for Aerial common stock at $22.00 per share. The complaint alleges that this action benefits TDS at the expense of Aerial's public stockholders and seeks to have the transactions contemplated by the Agreement and Plan of Reorganization enjoined or, if they are consummated, to have them rescinded and to recover unspecified damages, fees and expenses. TDS and Aerial believes that this lawsuit is without merit and intends to vigorously defend against this lawsuit.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
   (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 6 to the financial statements.

   (b) Exhibit 12 - Statement regarding computation of ratios.

   (c) Exhibit 27 - Financial Data Schedule for the nine months ended September 30, 1999.

   (d) Reports on Form 8-K filed during the quarter ended September 30, 1999:

         TDS filed a Current Report on Form 8-K on September 28, 1999, dated September 17, 1999, which announced that TDS would not pursue a spin-off of Aerial Communications, Inc. Instead, TDS will exchange its shares in Aerial for VoiceStream Wireless Corporation stock in conjunction with the announced merger between Aerial and VoiceStream. The Current Report also included various documents related to the merger as exhibits.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TELEPHONE AND DATA SYSTEMS, INC.
                           --------------------------------
                                    (Registrant)





Date   November 11, 1999             /s/ Sandra L. Helton
     -------------------            -------------------------------------------
                                    Sandra L. Helton,
                                    Executive Vice President-Finance
                                    (Chief Financial Officer)



Date   November 12, 1999              /s/ Gregory J. Wilkinson
     -------------------             ------------------------------------------
                                     Gregory J. Wilkinson,
                                     Vice President and Controller
                                     (Principal Accounting Officer)










Signature page to TDS Third Quarter 1999 Form 10Q.