Form 10-K405
period 1999-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2000-03-30
CIK 1051512

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-14157
                             ---------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    36-2669023
       (State or other jurisdiction               (IRS Employer Identification No.)
    of incorporation or organization)
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS                      60602
 (Address of principal executive offices)                    (Zip code)

                 REGISTRANT'S TELEPHONE NUMBER: (312) 630-1900

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                   -----------------------------------------
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

                                 Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    As of February 29, 2000, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $5.7 billion, $38.8 million and $28.3 million, respectively. The closing price of the Common Shares on February 29, 2000, was $105.50, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $105.50 times the number of Common Shares into which it was convertible on February 29, 2000.

    The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000, is 54,197,342 Common Shares, $.01 par value, and 6,958,391 Series A Common Shares, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 1999 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 2000, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II and III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                        PAGE NUMBER
                                                                                      OR REFERENCE(1)
                                                                                      ---------------
Item  1.                Business....................................................        3
Item  2.                Properties..................................................       46
Item  3.                Legal Proceedings...........................................       46
Item  4.                Submission of Matters to a Vote of Security Holders.........       46
Item  5.                Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................       47(2)
Item  6.                Selected Financial Data.....................................       47(3)
Item  7.                Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................       47(4)
Item  7A.               Quantitative and Qualitative Disclosures About Market
                          Risk......................................................       47(4)
Item  8.                Financial Statements and Supplementary Data.................       47(5)
Item  9.                Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................       47
Item 10.                Directors and Executive Officers of the Registrant..........       48(6)
Item 11.                Executive Compensation......................................       48(7)
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................       48(8)
Item 13.                Certain Relationships and Related Transactions..............       48(9)
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................       49

------------------------

(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1999 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2000 ("Proxy Statement").

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

(9) Proxy Statement section entitled "Certain Relationships and Related Transactions."

TELEPHONE AND DATA SYSTEMS, INC.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
TELEPHONE (312) 630-1900

                                                                          [LOGO]

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

    Telephone and Data Systems, Inc. ("TDS"), is a diversified telecommunications service company with cellular telephone and telephone operations. At December 31, 1999, TDS served approximately 3.2 million customer units in 35 states, including 2,602,000 cellular telephones and 645,800 telephone access lines. For the year ended December 31, 1999, cellular operations provided 72% of TDS's consolidated revenues and telephone operations provided 28%. TDS's long-term business development strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer-based telecommunications. On September 17, 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications Inc. and VoiceStream Wireless Corporation. See Discontinued Operations.

    TDS, conducts substantially all of its cellular operations through its 80.7%-owned subsidiary, United States Cellular Corporation. U.S. Cellular is traded on the American Stock Exchange under the symbol "USM". At December 31, 1999, U.S. Cellular provided cellular telephone service to 2,602,000 customers through 139 majority-owned and managed ("consolidated") cellular systems serving approximately 17% of the geography and approximately 9% of the population of the United States. Since 1985, when U.S. Cellular began providing cellular service in Knoxville, Tennessee, U.S. Cellular has expanded its cellular networks and customer service operations to cover 145 managed markets in 26 states as of December 31, 1999. In total, U.S. Cellular operated eight market clusters, of which four had a total population of more than two million, and each of which had a total population of more than one million. Overall, 91% of U.S. Cellular's 26.4 million population equivalents were in markets which were consolidated, 1% were in managed but not consolidated markets and 8% were in markets in which U.S. Cellular holds an investment interest.

    TDS conducts substantially all of its telephone operations through its wholly-owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). At December 31, 1999, TDS Telecom operated 104 Incumbent Local Exchange Carrier ("ILEC") telephone companies serving 571,700 access lines in 28 states. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired 13 telephone companies and divested one telephone company since the beginning of 1995. These net acquisitions added 56,800 access lines during this five-year period, while internal growth added 122,400 lines. TDS Telecom also began offering services as a Competitive Local Exchange Carrier ("CLEC") in 1998 in certain markets in certain second and third-tier cities. At December 31, 1999, TDS Telecom's CLECs served 74,100 access lines.

    TDS was incorporated in 1968 and changed its corporate domicile from Iowa to Delaware in 1998. TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

    Unless the context indicates otherwise: (i) references to "TDS" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" or "U.S. Cellular" refer to United States Cellular Corporation and its subsidiaries; (iii) references to "TDS Telecom" refer to TDS Telecommunications Corporation and its subsidiaries; (iv) references to "AERL" or "Aerial" refer to Aerial Communications, Inc. and its subsidiaries; (v) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas;
(vi) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (vii) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (viii) references to "MTA" refer to Major Trading Areas, as used by the FCC in designating PCS markets;
(ix) references to "population equivalents" mean the population of a market, based on 1999 Claritas estimates, multiplied by the percentage interests that TDS owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular or a personal communications service ("PCS") system in such market.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
  STATEMENT

    This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact, including the words "believes," "anticipates," "intends," "expects," and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include:

    - general economic and business conditions, both nationally and in the regions in which TDS operates,

    - technology changes,

    - competition,

    - changes in business strategy or development plans,

    - changes in governmental regulations,

    - TDS's ability and the ability of its third-party suppliers to take corrective action in a timely manner with respect to the year 2000 issue,

    - availability of future financing,

    - changes in growth in cellular customers, penetration rates, and churn rates, and

    - completion and timing of the merger between Aerial and VoiceStream.

    TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

DISCONTINUED OPERATIONS

    On September 17, 1999, the Board of Directors of TDS decided not to pursue a spin-off of Aerial Communications, Inc., an 82.1%-owned subsidiary of TDS, and approved a merger between Aerial and VoiceStream Wireless Corporation ("VoiceStream") pursuant to an Agreement and Plan of Reorganization dated September 17, 1999. As a result of the merger, Aerial shareholders will receive

0.455 VoiceStream common shares for each share of Aerial stock they own, subject to adjustment in certain circumstances. Aerial public shareholders will have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. This merger is subject to the approval of the Federal Communications Commission. The merger is expected to close in the second quarter of 2000.

    The merger agreement provides for TDS to be released from its guarantees of Aerial's long-term debt and vendor financing at the closing of the merger. TDS has also agreed to advance approximately $280 million to Aerial under the revolving credit agreement between TDS and a subsidiary of Aerial. At
December 31, 1999, TDS had loaned a total of $37.8 million to Aerial. At the time of the merger, under certain circumstances, TDS is required to advance funds to a subsidiary of Aerial to bring the amount outstanding under the revolving credit agreement to $315 million. The $315 million outstanding will be repaid by VoiceStream one year from the date of the merger, or earlier at VoiceStream's option.

    Aerial is traded on the NASDAQ market under the symbol "AERL". Aerial provides PCS service in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus Major Trading Areas ("MTAs"). Such PCS markets include approximately 27.9 million population equivalents. Aerial has commenced service in all its markets and provided service to 422,900 PCS telephones as of December 31, 1999.

    TDS expects to recognize a net gain on the ultimate disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses subsequent to September 17, 1999 which will be offset against the expected gain upon closing of the merger. As of December 31, 1999, TDS has deferred Aerial net operating losses totaling $44.2 million.

    Pursuant to a Debt/Equity Replacement Agreement entered into between TDS and Aerial on September 17, 1999 in connection with the Aerial-VoiceStream plan of merger, on November 1, 1999, TDS converted $420 million of intercompany debt due from a subsidiary of Aerial into 19.1 million Aerial Common Shares at $22 per share. On September 17, 1999, the date of the TDS Debt/Equity Replacement Agreement, the closing price of Aerial Common Shares was $20 per share. Also on November 1, 1999, Sonera invested an additional $230 million into the equity of Aerial and one of its subsidiaries, also at an equivalent price of $22 per Aerial share.

    On September 21, 1999, Herbert Behrens, who purports to be an Aerial stockholder, filed a putative class action complaint on behalf of stockholders of Aerial in the Court of Chancery of the State of Delaware in New Castle County. The complaint names as defendants Aerial, TDS, certain directors of Aerial and TDS, and VoiceStream in connection with the transactions contemplated by the Agreement and Plan of Reorganization and the related agreements, particularly the Debt/Equity Replacement Agreement. The complaint alleges a breach of fiduciary duties by the defendants, including in connection with the exchange of $420 million of debt owed by Aerial to TDS for Aerial common stock at $22 per share. The complaint alleges that this action benefits TDS at the expense of Aerial's public stockholders and seeks to have the transactions contemplated by the Agreement and Plan of Reorganization enjoined or, if they are consummated, to have them rescinded and to recover unspecified damages, fees and expenses. The defendants believe that this lawsuit is without merit and intend to vigorously defend against this lawsuit.

    In connection with the merger agreement between Aerial and VoiceStream, Sonera, TDS and Aerial also reached an agreement to settle all their disputes relating to Sonera's earlier investment in the Aerial subsidiary, effective at the closing of the merger. This dispute is discussed below.

    On September 8, 1998, pursuant to a purchase agreement among TDS, Aerial, Aerial Operating Company, Inc., and Sonera Corporation a company organized under the laws of Finland and formerly known as Sonera Ltd., Sonera purchased approximately 2.4 million shares of common stock of Aerial Operating Company, representing a 19.423% equity interest in Aerial Operating Company, subject to adjustment under certain circumstances, for an aggregate purchase price of $200 million. Sonera has the right, subject to adjustment under certain circumstances, to exchange each share of Aerial Operating Company common stock which it owns for 6.72919 Common Shares of Aerial. Upon the exchange of all of the Aerial Operating Company shares, Sonera would have owned an 18.452% equity interest in Aerial, reflecting a purchase price equivalent to $12.33 per Common Share (the "Equivalent Purchase Price").

    Following the announcement by TDS in December 1998 that it intended to distribute to its shareholders all of the capital stock of Aerial that it owns, and that Aerial would seek additional financing from sources other than TDS in connection therewith, Sonera contacted TDS to express certain concerns. Sonera asserted, among other things, that Aerial and TDS misrepresented and failed to disclose certain material facts to Sonera, thereby inducing Sonera to pay an excessive price for the Aerial Operating Company common stock. Sonera requested the renegotiation of certain matters related to Sonera's investment in Aerial Operating Company, including an adjustment in the Equivalent Purchase Price, and raised the possibility of litigation in connection therewith.

    Under the Purchase Agreement, the number of Aerial Operating Company shares purchased by Sonera is subject to reduction if the average price of Aerial's Common Shares exceeds certain threshold prices during the first three years after Sonera's investment. During the second quarter and on July 7, 1999, the average price of Aerial's Common Shares exceeded all of the threshold prices set forth in the Purchase Agreement. Accordingly, Aerial requested Sonera to surrender for cancellation an aggregate of 634,216 shares of Aerial Operating Company common stock. Sonera refused to surrender any Aerial Operating Company shares and, in connection with its allegations, as discussed above, objected to the application of the share reduction provisions in the Purchase Agreement.

    In connection with an Agreement and Plan of Reorganization, Sonera, TDS, Aerial and Aerial Operating Company executed a Settlement Agreement and Release as of September 17, 1999. Under the Settlement Agreement and Release, Sonera surrendered for cancellation 317,108 Aerial Operating Company shares, representing one-half of the 634,216 disputed shares, on November 1, 1999, without releasing its claims with respect to such surrendered shares, in connection with the closing of transactions under a Debt/Equity Replacement Agreement. Upon satisfaction of all of the conditions to the closing of the transactions contemplated by the Agreement and Plan of Reorganization, the remaining 317,108 Aerial Operating Company shares will be surrendered for cancellation immediately prior to the closing of such transactions. At this closing, each of Sonera and Sonera U.S., on the one hand, and TDS, Aerial, Aerial Operating Company, VoiceStream and VoiceStream Holdings, on the other hand, will release each other from all claims relating to actions occurring through the date of the Settlement Agreement and Release, including all claims by Sonera to all of the disputed shares and, subject to certain exceptions, will extend such release to actions occurring through the date of such closing. Also at that closing, the Purchase Agreement and the other agreements entered into in connection with Sonera's original investment in Aerial Operating Company will be terminated.

                         CELLULAR TELEPHONE OPERATIONS

    TDS's cellular operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular is the eighth largest wireless company in the United States, based on the aggregate number of customers in its consolidated markets. U.S. Cellular's corporate development strategy is to operate controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. Customers benefit from larger service areas such as these, which provide longer uninterrupted service and the ability to make outgoing calls and receive incoming calls within the designated area without special roaming arrangements. In addition, U.S. Cellular anticipates that clustering will continue to provide it certain economies in its capital and operating costs. Over the past few years, U.S. Cellular has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. U.S. Cellular has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its clusters.

    The following table summarizes the status of U.S. Cellular's interests in cellular markets at December 31, 1999.

Owns Majority Interest and Manages (consolidated)...........       139
Owns Minority Interest and Manages..........................         6
                                                                  ----
Total Markets Managed by TDS................................       145
Markets Managed by Others (1)...............................        35
                                                                  ----
Total Markets...............................................       180
                                                                  ====

------------------------------

(1) Represents markets in which U.S. Cellular owns a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 1999, U.S. Cellular accounted for its interests in 29 of these markets using the equity method and accounted for the remaining six markets using the cost method.

    Cellular systems in U.S. Cellular's 139 majority-owned and managed markets served 2,602,000 customers at December 31, 1999, and contained 2,300 cell sites. The average penetration rate in U.S. Cellular's consolidated markets was 10.39% at December 31, 1999, and the churn rate in all consolidated markets averaged 2.1% per month for the twelve months ended December 31, 1999.

THE CELLULAR TELEPHONE INDUSTRY

    Cellular telephone technology provides high-quality, high-capacity communications services to in-vehicle and hand-held portable cellular telephones. Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, Internet access, facsimile and data transmission.

    Cellular telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional "landline" telephone network and potentially other MTSOs. Each conversation on a cellular phone involves a transmission over a specific set of radio frequencies from the cellular phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the cellular telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies such as conventional landline and mobile telephone, Specialized Mobile Radio ("SMR") systems, radio paging and PCS. PCS has become available in many areas of the United States, including the majority of U.S. Cellular's markets, and U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of U.S. Cellular's clusters through 2000. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") are proving to be competitive with cellular service in certain of U.S. Cellular's markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Cellular system operators often provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. Additionally, because U.S. Cellular has deployed digital technologies in many of its service areas, its customers with digital or dual-mode (both analog and digital capabilities) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, in its service areas with digital technologies in place, U.S. Cellular can provide roaming service to other companies' customers who have compatible digital wireless telephones. This type of roaming is not limited to cellular customers and systems; PCS customers and systems have this roaming capability as well. In all cases, the system that provides the service to roamers will generate usage revenue. Many operators, including U.S. Cellular, charge premium rates for this roaming service.

    There have been a number of technical developments in the cellular industry since its inception. Currently, while most companies' MTSOs process information digitally, on certain cellular systems the radio transmission is done on an analog basis. Several years ago, certain digital transmission techniques were approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed by many wireless operators, including
U.S. Cellular's operations in portions of several clusters. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by U.S. Cellular in portions of several clusters. Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs to accommodate additional system usage. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to take a number of years. PCS operators have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the markets where they have begun operations.

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

CELLULAR OPERATIONS

    From its inception in 1983 until 1993, U.S. Cellular was principally in a start-up phase. Until 1993, U.S. Cellular's activities were concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. U.S. Cellular experienced operating losses and net losses from its inception until 1993. In years since 1993, U.S. Cellular has generated operations-driven net income and has significantly increased its operating cash flows. Management anticipates further growth in cellular units in service and revenues as U.S. Cellular continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's operating income to vary from quarter to quarter.

    While U.S. Cellular produced operating income and net income since 1993, changes in any of several factors may reduce U.S Cellular's growth in operating income and net income over the next few years. These factors include:

    - the growth rate in U.S. Cellular's customer base;

    - the usage and pricing of cellular services;

    - the churn rate;

    - the cost of providing cellular services, including the cost of attracting new customers;

    - continued competition from PCS and other technologies; and

    - continuing technological advances which may provide additional competitive alternatives to cellular service.

    U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas:

Midwest Regional Market Cluster

    - Western Wisconsin/Northern Illinois

    - Eastern Wisconsin

    - Missouri/Illinois/Indiana

    - Eastern Iowa

    - Western Iowa

Mid-Atlantic Regional Market Cluster

    - Eastern North Carolina/South Carolina

    - Virginia/North Carolina

    - West Virginia/Maryland/Pennsylvania/Ohio

Northwest Regional Market Cluster

    - Washington/Oregon/Idaho

    - Oregon/California

Maine/New Hampshire/Vermont Market Cluster

Florida/Georgia Market Cluster

Texas/Oklahoma/Missouri/Kansas Regional Market Cluster

    - Oklahoma/Missouri/Kansas

    - Texas/Oklahoma

Eastern Tennessee/Western North Carolina Market Cluster

Southern Texas Market Cluster

    See "U.S. Cellular's Cellular Interests." U.S. Cellular has acquired its cellular interests through the wireline application process (16%), including settlements and exchanges with other applicants, and through acquisitions (84%), including acquisitions from TDS and third parties.

CELLULAR SYSTEMS DEVELOPMENT

    ACQUISITIONS, DIVESTITURES AND EXCHANGES. U.S. Cellular assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. Over the past few years, U.S. Cellular has completed exchanges of controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters.
U.S. Cellular has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its clusters. As a result, U.S. Cellular has not substantially increased its population equivalents during the past five years, but has shifted the balance of its holdings between investment and operating interests so that currently over 90% of U.S. Cellular's interests are in markets where it is the operator.

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

    COMPLETED ACQUISITIONS. During 1999, U.S. Cellular purchased a majority interest in one market and several minority interests in markets in which it currently owns a majority interest, representing approximately
245,000 population equivalents, for $31.5 million in cash.

    COMPLETED DIVESTITURES. During 1999, U.S. Cellular sold a majority interest in one market and several minority interests, representing approximately
612,000 population equivalents, for cash and receivables totaling
$59.7 million.

    PENDING ACQUISITIONS AND DIVESTITURE.  As of December 31, 1999,
U.S. Cellular had agreements pending to acquire a majority interest in one market and a minority interest in another market in which it currently owns a majority interest, representing an aggregate of 160,000 population equivalents, in exchange for $24.0 million in cash and the issuance of approximately 28,000 U.S. Cellular Common Shares. Also at December 31, 1999, U.S. Cellular had an agreement pending to divest a minority interest in one market, representing 114,000 population equivalents, for $22.5 million in cash. U.S. Cellular expects all of the pending transactions to be completed in the first half of 2000.

    TDS maintains a shelf registration of Common Shares and U.S. Cellular maintains shelf registrations of Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    U.S. Cellular is a majority-owned subsidiary of TDS. At December 31, 1999, TDS owned 80.7% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 95.6% of the combined voting power of both classes of common stock.

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

    U.S. Cellular owned interests in cellular telephone systems in 180 markets at December 31, 1999, representing 26,395,000 million population equivalents. Including the interest to be purchased and the interest to be sold during 2000, U.S. Cellular owned or had the right to acquire 180 markets, representing 26,362,000 million population equivalents, at December 31, 1999. The following table summarizes the changes in U.S. Cellular's population equivalents in recent years.

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------   --------   --------   --------
                                                          (THOUSANDS OF POPULATION EQUIVALENTS)(1)
Operational Markets:
  Majority-Owned and Managed......................   24,079     23,825     23,051     20,625     20,325
  Minority-Owned and Managed (2)..................      306        358        405        405        516
Majority-Owned Markets to be Managed, Net of
  Markets to be Divested: (2)(3)..................    --         --         --           221        274
                                                     ------     ------     ------     ------     ------
    Total Markets Managed and to be Managed.......   24,385     24,183     23,456     21,251     21,115
Minority Interests in Markets Managed by Others...    1,977      2,166      2,163      4,614      4,115
                                                     ------     ------     ------     ------     ------
    Total.........................................   26,362     26,349     25,619     25,865     25,230
                                                     ======     ======     ======     ======     ======

------------------------------

(1) Based on 1999 Claritas estimates for all years.

(2) Includes markets where U.S. Cellular has the right to acquire an interest but does not currently own an interest.

(3) Includes markets which are operational but which are currently managed by third parties.

    The following section details U.S. Cellular's cellular interests, including those it owned or had the right to acquire as of December 31, 1999. The table presented therein lists clusters of markets that U.S. Cellular manages.
U.S. Cellular's market clusters show the areas in which U.S. Cellular is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by U.S. Cellular's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

                       U.S. CELLULAR'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 1999.

                                                                                TOTAL CURRENT AND
                                                                                   ACQUIRABLE
                                                                                   POPULATION
                 CLUSTER/MAJOR SERVICE AREA                   1999 POPULATION      EQUIVALENTS
                 --------------------------                   ---------------   -----------------
MIDWEST REGIONAL MARKET CLUSTER:
  Western Wisconsin/Northern Illinois.......................      2,627,000         2,583,000
  Eastern Wisconsin.........................................      2,291,000         2,268,000
  Missouri/Illinois/Indiana.................................      1,943,000         1,834,000
  Eastern Iowa..............................................      1,785,000         1,622,000
  Western Iowa..............................................        956,000           903,000
                                                                 ----------        ----------
    Total Midwest Regional Market Cluster...................      9,602,000         9,210,000
                                                                 ----------        ----------

MID-ATLANTIC REGIONAL MARKET CLUSTER:
  Eastern North Carolina/South Carolina.....................      2,637,000         2,626,000
  Virginia/North Carolina...................................      1,322,000         1,315,000
  West Virginia/Maryland/Pennsylvania/Ohio..................      1,383,000         1,255,000
                                                                 ----------        ----------
    Total Mid-Atlantic Regional Market Cluster..............      5,342,000         5,196,000
                                                                 ----------        ----------

NORTHWEST REGIONAL MARKET CLUSTER:
  Washington/Oregon/Idaho...................................      1,500,000         1,400,000
  Oregon/California.........................................      1,053,000         1,053,000
                                                                 ----------        ----------
    Total Northwest Regional Market Cluster.................      2,553,000         2,453,000
                                                                 ----------        ----------

MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:.................      1,697,000         1,643,000
                                                                 ----------        ----------

FLORIDA/GEORGIA MARKET CLUSTER:.............................      1,597,000         1,597,000
                                                                 ----------        ----------

TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER:
  Oklahoma/Missouri/Kansas..................................      1,451,000           896,000
  Texas/Oklahoma............................................        691,000           604,000
                                                                 ----------        ----------
    Total Texas/Oklahoma/Missouri/Kansas Regional Market
     Cluster:...............................................      2,142,000         1,500,000
                                                                 ----------        ----------

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER:....      1,653,000         1,331,000
                                                                 ----------        ----------

SOUTHERN TEXAS MARKET CLUSTER:..............................      1,311,000         1,311,000
                                                                 ----------        ----------
Other Operations:...........................................        144,000           144,000
                                                                 ----------        ----------
Total Managed Markets.......................................     26,041,000        24,385,000
Markets Managed by Others...................................                        1,977,000
                                                                                   ----------
Total Population Equivalents................................                       26,362,000
                                                                                   ==========

SYSTEM DESIGN AND CONSTRUCTION

    U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to analog and certain types of digital cellular telephones, based on market and engineering studies which relate to specific markets. Engineering studies are performed by U.S. Cellular personnel or independent engineering firms. U.S. Cellular's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. While digital microwave interconnections are typically made between the MTSO and cell sites, both analog and digital radio transmissions are made between cell sites and the cellular telephones themselves. Network reliability is given careful consideration and extensive redundancy is employed in virtually all aspects of U.S. Cellular's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

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

    U.S. Cellular has continued to expand its Wide Area Network ("WAN") to accommodate various business functions, including:

    - automatic call delivery

    - intersystem handoff

    - credit validation

    - fraud prevention

    - network management and

    - interconnectivity of all U.S. Cellular's MTSOs and cell sites.

    In addition, the WAN accommodates virtually all internal data communications between various U.S. Cellular office locations and a significant number of U.S. Cellular's retail locations to process customer activations. The WAN is deployed in U.S. Cellular's five regional customer service centers ("Communications Centers") for all customer service functions using U.S. Cellular's new billing and information system.

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

    The costs (exclusive of license costs) of the systems in which U.S. Cellular owns an interest have historically been financed through capital contributions or intercompany loans from U.S. Cellular to the entities owning the systems, and through certain vendor financing. In recent years, these funding requirements have been met with cash generated from operations, proceeds from debt offerings and proceeds from the sales of cellular interests.

MARKETING

    U.S. Cellular's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn. U.S. Cellular achieves these results through the building of brand awareness and the implementation of loyalty programs which give customer service priority to U.S. Cellular's most valuable customers. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns. U.S. Cellular supports a multi-faceted distribution program, including direct sales, agents and retail service centers in the vast majority of its markets, and the Internet for those customers who wish to contact U.S. Cellular through that medium.

    U.S. Cellular-owned and managed locations are designed to market cellular service to the consumer segment in a familiar setting. In late 1999, U.S. Cellular expanded its e-commerce site to make additional accessories available online. U.S. Cellular anticipates that as customers become more comfortable with e-commerce, the Internet will become more of a robust marketing channel for both sales of rate plans as well as accessories.

    U.S. Cellular manages each cluster of markets with a local staff, including sales, engineering and in some cases installation personnel. U.S. Cellular operates five regional Communications Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market cellular service to business customers throughout each cluster. Retail sales associates work out of U.S. Cellular's nearly 500 U.S. Cellular-owned retail stores and kiosks and market cellular service primarily to the consumer and small business segment. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy substantial amounts of minutes for fixed monthly rates.

    U.S. Cellular continues to expand its relationships with agents, dealers and non-U.S. Cellular retailers to obtain customers, and at year-end 1999 had contracts with more than 2,000 of these businesses. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. U.S. Cellular's dealers include car stereo companies, major appliance dealers, office supply dealers and mass merchants including national companies such as Best Buy and Circuit City.

    U.S. Cellular created a new class of agent during 1999, the Value Added Distributor agent channel. This channel's initial focus was on the sale of U.S. Cellular's prepaid service product, TalkTracker-Registered Trademark-, to selected market segments, and complements U.S. Cellular's own distribution channels. Additionally, in support of its overall Internet initiatives, U.S. Cellular has actively recruited agents who provide services exclusively through the Internet. Such agents include Sundial, Telstreet, StartSmart and Buyphone.com.

    U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing U.S. Cellular's cellular service and to establish familiarity with U.S. Cellular's name. In 1999, U.S. Cellular began operating under a unified brand name and logo, U.S. Cellular( SM), across all its markets. All markets were converted to the new brand name in the second quarter of 1999. The new logo is simpler and bolder than the old logo. U.S. Cellular retained its tag line "The way people talk around here( SM)," which is still used to promote the U.S. Cellular( SM) brand.

    U.S. Cellular continues to advertise its digital service offerings through both television and radio advertising, which contributed to a significant increase in the number of customers using U.S. Cellular's digital services during 1999. Advertising is directed at gaining customers, improving customers' awareness of the U.S. Cellular brand, increasing existing customers' usage of U.S. Cellular's services and increasing the public awareness and understanding of the cellular services offered by U.S. Cellular. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular utilizes local advertising media and public relations activities and establishes community relations programs to enhance public awareness of U.S. Cellular. These programs are aimed at supporting the communities in which U.S. Cellular serves. The programs range from loaning phones to public service operations in emergencies to assisting victims of domestic abuse through U.S. Cellular's Stop Abuse From Existing(SM) programs.

    The following table summarizes, by operating cluster, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's majority-owned and managed markets that were operational as of December 31, 1999.

                   OPERATING CLUSTERS                      POPULATION   CUSTOMERS   PENETRATION
                   ------------------                      ----------   ---------   -----------
Midwest Regional Market Cluster..........................   9,209,000   1,140,000      12.38%

Mid-Atlantic Regional Market Cluster.....................   5,091,000     415,000       8.15

Northwest Regional Market Cluster........................   2,553,000     254,000       9.95

Maine/New Hampshire/Vermont Market Cluster...............   1,697,000     165,000       9.72

Florida/Georgia Market Cluster...........................   1,597,000     151,000       9.46

Texas/Oklahoma/Missouri/Kansas Regional Market Cluster...   2,142,000     226,000      10.55

Eastern Tennessee/Western North Carolina Market
  Cluster................................................   1,300,000     152,000      11.69

Southern Texas Market Cluster............................   1,311,000      77,000       5.87

Other Operations.........................................     144,000      22,000      15.28
                                                           ----------   ---------      -----

                                                           25,044,000   2,602,000      10.39%
                                                           ==========   =========      =====

CUSTOMERS AND SYSTEM USAGE

    Cellular customers come from a wide range of demographic segments. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, U.S. Cellular is providing cellular service to consumers and to customers who use their cellular telephones for mixed business and personal use as well as for security purposes. A major portion of U.S. Cellular's recent customer growth is from these lower revenue segments. Although some of U.S. Cellular's customers still use in-vehicle cellular telephones, the vast majority of new customers are selecting portable cellular telephones. These units are more compact and fully featured as well as more attractively priced, and they appeal to newer segments of the customer population.

    U.S. Cellular's cellular systems are used most extensively during normal business hours between 7:00 AM and 6:00 PM. On average, the local retail customers in U.S. Cellular's consolidated markets used their cellular systems approximately 115 minutes per unit each month and generated retail revenue of approximately $33 per month during 1999, compared to 105 minutes and $33 per month in 1998. Revenue generated by roamers using U.S. Cellular's systems ("inbound roaming"), together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit in consolidated markets to $48 during 1999. Average monthly service revenue per customer unit decreased approximately 1% during 1999. This decrease was not as significant as in recent years, due to the proliferation of certain national pricing plans used by other wireless companies which significantly increased inbound roaming minutes of use on U.S. Cellular's systems during 1999. This effect was offset by decreases in average revenue per minute of use from both local retail customers and inbound roamers. Competitive pressures and U.S. Cellular's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average local retail revenue per minute of use in 1999. Inbound roaming revenue per minute also decreased during the year, partially due to the ongoing trend toward reduced per minute prices for roaming negotiated between U.S. Cellular and other cellular operators and also due to the additional minutes generated by customers with national pricing plans, which are at lower than average rates. U.S. Cellular anticipates that average monthly service revenue per customer unit will continue to decline in the future. However, this effect is more than offset by U.S. Cellular's increasing number of customers; therefore, U.S. Cellular expects total revenues to continue to grow for the next few years.

    U.S. Cellular's main sources of revenue are from its own customers and from inbound roaming customers. U.S. Cellular's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home service area. U.S. Cellular has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States, Canada, and Mexico. U.S. Cellular also has roaming agreements with several PCS operators. Roaming agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e. traveling) in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular's system. The charge for this service is typically at premium rates and is billed by U.S. Cellular to the customer's home system, which then bills the customer. U.S. Cellular has entered into agreements with other cellular carriers to transfer roaming usage at agreed-upon rates. In some instances, based on competitive factors, U.S. Cellular may charge a lower amount to its customers than the amount actually charged to U.S. Cellular by another cellular carrier for roaming.

    The following table summarizes certain information about customers and market penetration in U.S. Cellular's consolidated operations.

                                                                    YEAR ENDED OR AT DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       1999         1998         1997         1996         1995
                                                    ----------   ----------   ----------   ----------   ----------
                                                                        (DOLLARS IN THOUSANDS)
Majority-owned and managed markets:
  Cellular markets in operation (1)...............         139          138          134          131          137
  Total population of markets in service (000s)...      25,044       24,683       24,034       21,712       22,309
  Customer Units: (2)
    at beginning of period........................   2,183,000    1,710,000    1,073,000      710,000      421,000
    additions during period.......................   1,015,000      915,000      941,000      561,000      426,000
    disconnects during period.....................     596,000      442,000      304,000      198,000      137,000
    at end of period..............................   2,602,000    2,183,000    1,710,000    1,073,000      710,000
  Market penetration at end of period (3).........       10.39%        8.84%        7.11%        4.94%        3.18%
Consolidated revenues.............................  $1,417,181   $1,162,467   $  876,965   $  680,068   $  480,316
Depreciation expense..............................     184,830      167,150       97,591       74,631       57,302
Amortization expense..............................      45,142       39,629       34,788       34,208       32,156
Operating Income..................................     255,842      176,075      129,543       87,366       42,755
Capital expenditures..............................     277,450      320,417      318,748      248,123      210,878
Business segment assets...........................  $3,331,590   $3,011,237   $2,508,916   $2,071,522   $1,876,262

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

(3) Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Claritas (1997-1999) or Donnelley Marketing Service (1995-1996) for the respective years.

PRODUCTS AND SERVICES

    CELLULAR TELEPHONES AND INSTALLATION. There are a number of different types of cellular telephones, all of which are currently compatible with analog cellular systems nationwide. U.S. Cellular offers a full range of cellular telephones for use by its customers. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, voice mail and others. In the systems where U.S. Cellular offers digital service, additional features such as caller ID and short messaging services are available on those cellular telephones.

    U.S. Cellular negotiates volume discounts from its cellular telephone suppliers. U.S. Cellular's discounts cellular telephones to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign a service contract with U.S. Cellular. U.S. Cellular also cooperates with cellular equipment manufacturers in local advertising and promotion of cellular equipment.

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

    CELLULAR SERVICES. U.S. Cellular's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular's brand positioning. During 1999, U.S. Cellular focused its efforts on new products with the continued promotion of its digital service offering, called Digital PCS, and its prepaid offering, TalkTracker-Registered Trademark-. Both offerings continued their success during the year, as many higher revenue customers purchased U.S. Cellular's digital offering and new market segments such as individuals with credit difficulties were able to purchase cellular service through U.S. Cellular's prepaid offering.

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

REGULATION

    REGULATORY ENVIRONMENT. The operations of U.S. Cellular are subject to FCC and state regulation. The cellular telephone licenses held by U.S. Cellular are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of U.S. Cellular. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934. In 1996, Congress enacted the Telecommunications Act of 1996, which amended the Communications Act. The Telecommunications Act mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

    LICENSING. For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own a significant interest in another cellular system in the same MSA or RSA.

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

    Beginning in 1996, the FCC has also imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered by May 1998 on a staggered state-by-state basis. U.S. Cellular believes that it is in compliance with the FCC's tower registration requirements.

    Beginning in October 1997, cellular systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" radiation requirements, were made subject to those requirements. As a result, all cellular towers of less than 10 meters in height, building mounted antennas and cellular telephones must comply with radio frequency radiation guidelines. After October 1997, all new cellular facilities must be in compliance when they are brought into service. As of September 1, 2000, all existing facilities must be brought into compliance. U.S. Cellular believes that the majority of its existing facilities already comply with the requirements and will seek to ensure that the remainder are brought into compliance as required.

    Initial cellular telephone licenses were granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and
(iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If a renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular's licenses which it applied to have renewed between 1995 and 1999 were renewed.

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

    Pursuant to 1993 amendments to the Communications Act, cellular service is classified as a Commercial Mobile Radio Service, in that it is service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forbear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the cellular industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on cellular carriers. Enhanced 911 capabilities will enable cellular systems to determine the precise location of persons making emergency calls. The new rules will require cellular carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the cellular system. Since April 1998, cellular carriers have had to be able to identify the cell from which the call has been made. The rules will require cellular systems to improve their ability to locate wireless 911 callers during 2001 and 2002.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the roaming subscribers of broadband PCS providers, among others, even though the subscribers involved have no pre-existing service relationships with such cellular carriers. Under these policies, broadband PCS providers may offer their subscribers handsets which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/ wireline and wireless providers. LECs in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for numbering portability. The FCC has extended the compliance date for cellular, broadband PCS, and certain other wireless providers until November 2002.

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates that were formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. Interconnection rate issues will be decided by the states. Cellular carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result is expected to be favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is also proceeding to implement other parts of the Telecommunications Act. The Telecommunications Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-state Joint Board. Much of this implementation is proceeding in numerous, concurrent proceedings with aggressive deadlines. U.S. Cellular cannot predict the full extent of, nature of and interrelationships among state and federal implementation and other responses to the Telecommunications Act.

    The primary purpose and effect of the new law is to open all telecommunications markets to competition. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the Telecommunications Act's universal service provisions and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

    The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Cellular carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a new universal service support mechanism "to ensure that all

Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. The obligation to make payments to support universal service has been expanded to include other telecommunications service providers, including cellular carriers. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous half year, began in the first quarter of 1998. Carriers are free to pass such charges on to their customers. Cellular carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states and has been designated as such a carrier in Washington State. It has also sought FCC clarification of the standards under which wireless eligible telecommunications carriers will be designated.

    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including U.S. Cellular and other wireless licensees, must implement by June 30, 2000, certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. In August 1999, the FCC added certain additional capabilities necessary to meet the requirements of such act, which are to become applicable by September 2001. Also, issues remain as to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. U.S. Cellular will work diligently to comply with all applicable requirements of the Communications Assistance to Law Enforcement Act in cooperation with industry groups and standard setting bodies.

    The FCC has recently taken action in proceedings: (1) to ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information, though these rules have been overturned, at least temporarily, by court order; (3) to increase to 55 megahertz ("MHz") in rural areas its 45 MHz "cap" on the amount of spectrum which entities under common ownership and control may hold in a single wireless market and to relax its related cellular cross ownership restrictions; and
(4) to require improved access to telecommunications facilities by persons with disabilities.

    The FCC also has pending proceedings: (1) to implement a wireless billing option under which wireline customers who call wireless customers could be charged for wireless "airtime" as opposed to the wireless customer receiving the call, as is the case at present ("calling party pays"); (2) to implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state; and (3) to set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

    U.S. Cellular will monitor such proceedings and comply with new federal requirements as they become applicable.

    The FCC has also allocated a total of 140 MHz to broadband PCS (a portion of radio spectrum from 1850 MHz to 1990 MHz), 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for those PCS licenses reserved for small businesses, and licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee, the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license holder is limited to 20 MHz of PCS channels in urban areas. In rural areas, such cellular operators may also now have 30 MHz of PCS channels.

    PCS technology is similar in some respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with U.S. Cellular's operations in the markets where PCS systems have begun operations. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by U.S. Cellular. U.S. Cellular could be adversely affected by such technological and regulatory developments.

    In January, 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 746-764 MHz and 776-794 MHz spectrum bands. That spectrum is to be auctioned, beginning in June 2000. The licenses are divided into six regional service areas, with 20 and 10 MHz blocks, and are designed to allow for a wide range of wireless services. There will be no eligibility restrictions on participation in the auctions for this spectrum. Cellular and PCS carriers and other entities will be eligible to bid in the auction. Use of the spectrum by licensees selected in the auction may be affected by the presence of incumbent broadcast licensees on some of the auctioned frequencies through at least December 31, 2006.

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

    In addition to competition from the other cellular licensee in each market, there is also competition from PCS providers and SMR/ESMR system providers, both of which are able to connect with the landline telephone network. PCS providers have initiated service in many markets across the United States, including markets where U.S. Cellular has operations. PCS providers offer digital, wireless communications services to their customers. U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of U.S. Cellular's clusters throughout 2000. ESMR, an enhanced SMR system, has cells and frequency reuse like other wireless services, thereby eliminating any technological limitation. In recent years, ESMR providers have initiated service in several of U.S. Cellular's markets. Although less directly a substitute for cellular service, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

    Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and several consortia to provide such service have been formed. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for cellular systems in such areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service to provide for more than two cellular telephone systems per market.

                              TELEPHONE OPERATIONS

OVERVIEW

    TDS's telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a full-service local exchange carrier providing high-quality telecommunication services, including local and long-distance telephone service and Internet access, to rural and suburban communities through TDS Telecom's 104 telephone company subsidiaries and to small and midsized towns and metropolitan areas through TDS Telecom's two CLEC subsidiaries. Each of the 104 telephone companies, ranging in size from approximately 500 to 64,000 access lines, is an ILEC. An ILEC is an incumbent local telephone company that traditionally had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom served approximately 571,700 access lines through its ILEC subsidiaries at December 31, 1999, in 28 states.

    The table below sets forth, as of December 31, 1999, the nine largest states of ILEC operations of TDS Telecom based on the number of access lines and the total number of access lines operated by all of the telephone subsidiaries of TDS Telecom.

                                                        NUMBER OF ILEC ACCESS LINES AT
STATE                                                         DECEMBER 31, 1999          % OF TOTAL
-----                                                   ------------------------------   ----------
Tennessee.............................................               98,106                  17.2%
Wisconsin.............................................               94,466                  16.5
Georgia...............................................               45,262                   7.9
Minnesota.............................................               33,076                   5.8
Indiana...............................................               30,435                   5.3
Alabama...............................................               27,332                   4.8
Michigan..............................................               25,359                   4.4
Maine.................................................               24,980                   4.4
New York..............................................               23,602                   4.1
                                                                    -------                 -----

    Total for 9 Largest States........................              402,618                  70.4
Other States..........................................              169,082                  29.6
                                                                    -------                 -----

      Total ILEC......................................              571,700                 100.0%
                                                                    =======                 =====

    TDS Telecom provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Regional Bell Operating Companies ("RBOCs"), which purchase network access from TDS Telecom.

    In 1998, TDS Telecom began providing telecommunications services as a CLEC in Madison, Appleton, Green Bay, Menasha and Neenah, Wisconsin under the TDS METROCOM brand name and in Minnesota markets including Brainerd, Duluth and St. Cloud under the USLink brand name. CLEC is a term which depicts companies that enter the operating areas of ILECs to offer competing local exchange service and other telephone services. In 1999, TDS METROCOM began providing service in Oshkosh, Wisconsin. TDS Telecom served approximately 74,100 customers through its CLEC subsidiaries at December 31, 1999.

    Future growth in ILEC telephone operations is expected to be derived from providing service to new or presently underserved establishments, from business expansion in the areas served by TDS Telecom and others, from upgrading existing customers to higher grades of service and increasing penetration of services, from increased usage of the network through both local and long-distance calling, from providing additional services made possible by advances in technology and from the acquisition of additional telephone companies.

    Future growth in CLEC telephone operations is expected to be derived from expansion into new markets and continued penetration in markets currently served.

    TDS Telecom is committed to offering its customers a full complement of telecommunications services, and is bundling those services in customer friendly packages in order to be a single source for their telecommunications needs. TDS Telecom intends to provide its customers with an ever-growing range of communications products and services covering their local, long distance, data, video and wireless needs.

    The following table summarizes certain information regarding TDS Telecom's telephone operations:

                                                YEAR ENDED OR AT DECEMBER 31,
                                --------------------------------------------------------------
                                   1999         1998         1997         1996         1995
                                ----------   ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
ILEC Access lines(1)..........     571,700      547,500      515,500      484,500      425,900
  % Residential...............       77.9%        78.1%        78.3%        79.9%        80.6%
  % Business
   (nonresidential)...........       22.1%        21.9%        21.7%        20.1%        19.4%
CLEC Access lines(1)..........      74,100       34,100       --           --           --
Total Revenues................  $  545,917   $  488,104   $  437,624   $  395,059   $  354,841
Operating cash flow...........     237,901      205,814      198,164      190,995      175,594
Depreciation and amortization
 expense......................  $  123,350   $  111,402   $   98,021   $   88,346   $   77,354
Operating income..............     114,551       94,412      100,143      102,649       98,240
Construction expenditures.....     122,181      143,126      151,460      144,440      104,372
Business segment assets.......  $1,472,556   $1,352,554   $1,244,174   $1,213,884   $1,074,439

------------------------------

(1) An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

    TDS Telecom is a wholly-owned business unit of TDS, founded in 1968. TDS Telecom's corporate headquarters are located in Madison, Wisconsin.

BUSINESS STRATEGY

    TDS Telecom has historically produced revenue growth in its ILEC markets by providing its customers with state-of-the-art telecommunications solutions, maintaining a high quality of on-going service and selectively acquiring local telephone companies. Management believes that TDS Telecom has a number of advantages as an ILEC, including a modern network substantially upgraded to provide a variety of advanced calling services ("ACS"), a strong local presence and established brand name, economies of scale not available to smaller independent operators and attractive, growing markets. However, the competitive environment in the telecommunications industry has changed significantly as a result of technological advances, increasing customer requirements and regulatory changes, including the Telecommunications Act of 1996. In response to this changing competitive environment, TDS Telecom's business plan is designed to leverage TDS Telecom's strength as an ILEC into a full-service telecommunications company. The business plan provides for TDS Telecom to meet these challenges in three areas:

    - by growing and protecting TDS Telecom's core ILEC business;

    - by leveraging its strengths into attractive new markets; and

    - by creating a robust line of data products and services, and selling them in existing and new markets.

    GROW AND PROTECT CORE ILEC BUSINESS

    Management of TDS Telecom believes that the key to growing and protecting its existing ILEC markets is to continue to build customer loyalty by providing superior customer service, offering a suite of standardized products and services, including bundled service offerings, and rapidly developing new products and services. Management of TDS Telecom believes that its community-based business offices offering full face-to-face customer service are a fundamental competitive advantage. That advantage was further enhanced in 1999 when TDS Telecom completed its virtual business office initiative, which links multiple business offices electronically, permitting TDS Telecom to maintain its local presence while expanding hours and achieving certain efficiencies of a consolidated call center. With respect to products and services, TDS Telecom markets itself to consumers as a single telecommunications provider offering bundled packages of advanced telecommunications services including local, long distance, Internet and data services. These service packages are all offered under the TDS Telecom brand name in order to benefit from the brand equity in this name. In addition, management of TDS Telecom believes it can achieve cost economies by refining its acquisition strategy to focus on certain acquisitions which will increase the geographic clustering of TDS Telecom's ILEC markets. See "ILEC Telephone Markets".

    LEVERAGE STRENGTHS INTO CLEC MARKETS

    TDS Telecom has begun its controlled entry into certain targeted midsized communities, geographically proximate to existing TDS Telecom facilities and service areas, for facilities-based entry as a CLEC. Management of TDS Telecom believes that the smaller size of these markets reduces the likelihood of facing significant competition and it can offer a significantly improved service level over that of the incumbent local exchange carrier. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial and control accounting, technology planning, etc.) developed for the TDS Telecom ILEC business, management believes that TDS Telecom can become profitable in markets too small for start-ups and become profitable faster than start-ups in the larger of its targeted markets. As in its ILEC markets, TDS Telecom intends to be the single source for customers' telecommunications needs in its CLEC markets.

    The geographic focus of TDS Telecom's CLEC strategy is designed to leverage TDS Telecom's existing infrastructure to facilitate early entry into new CLEC markets and to complement TDS Telecom's ILEC clustering strategy. Consistent with this strategy, TDS Telecom initiated service as a CLEC in Madison, Wisconsin, and in Brainerd, Duluth and St. Cloud, Minnesota, in January 1998 and initiated service as a CLEC in Appleton, Green Bay, Menasha and Neenah, Wisconsin, in June 1998. In 1999, TDS Telecom initiated service in Oshkosh, Wisconsin. In Minnesota, TDS Telecom has adopted a slightly different strategy by entering as a CLEC through its long-distance subsidiary, USLink. USLink is able to build on its relationship developed as a long distance reseller and now offers local and Internet access services to its long distance customers in a number of locations in Minnesota. USLink began converting customers in Brainerd, Duluth and St. Cloud to its facilities in late 1999, as part of its long-term strategy. USLink will complete a substantial portion of this conversion in 2000. TDS Telecom plans to expand its CLEC operations to additional markets with a controlled entry strategy. See "CLEC Telephone Markets".

    PURSUE EMERGING DATA MARKETS

    Data communications is one of the fastest growing segments of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data products in all of its markets, thereby positioning itself as a full-service data networking service provider. TDS Telecom currently provides Internet access service to its ILEC and CLEC customers. Most of TDS Telecom's data products are in the early stages of development. See "Data Initiatives".

ILEC TELEPHONE MARKETS

    TDS Telecom's goal is to be a leading provider of electronically deliverable products in its ILEC markets. According to published sources, at December 31, 1999 TDS Telecom was the 8th largest non-Bell local exchange telephone company in the United States, based on the number of telephone access lines served. At December 31, 1999, the telephone subsidiaries of TDS Telecom served approximately 571,700 access lines in 28 states. TDS Telecom currently operates over 460 central office and remote switching centers in its telephone operating areas. All of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers, including call forwarding, conference calling, caller identification, selective call ringing and call waiting.

    As one of the major independent telephone companies in the United States, TDS Telecom's ILECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The ILECs also provide directory advertising through a contract with another company, and billing and collection services to interexchange carriers ("IXCs"). IXCs are telephone companies that provide long-distance telephone service between points in different local exchange areas, states or geographically defined Local and Access Transport Areas ("LATAs"). TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

    RETAIL MARKETS

    TDS Telecom's ILEC presence includes a Retail Markets Group and Wholesale Markets Group. The Retail Markets Group is the customer-facing organization for all retail sales with residential and commercial customers. The Retail Markets Group includes 109 sales and service offices located in 28 states. The retail customer base is a mix of rural and suburban customers, with significant concentrations in the Upper Midwest and in the Southeast. Approximately 78% of TDS Telecom's retail access lines serve residential customers and approximately 22% serve business customers. Most business customers could be described as small business or small office/home office type customers.

    The Retail Markets Group has three primary goals to support its grow and protect strategy:

    - build customer loyalty;

    - grow revenues; and

    - control costs.

Management of TDS Telecom believes it can achieve these goals by offering a continually updated flow of new products and services through value-added packages and bundles, by building brand equity in the TDS Telecom brand name, and by providing superior customer service to its retail customers.

    VALUE ADDED PRODUCT BUNDLES AND PACKAGES. Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of telecommunication services and bundling those services in customer-friendly packages it can build customer loyalty and reduce customer churn. TDS Telecom added several new bundles and services in 1999 by combining existing services of its network or partnering with other vendors. These products include:

    - Privacy Pack (five ACS services or switch-based number translation services offered to customers as a package),

    - Caller ID Starter Pack (Caller ID and Call Waiting),

    - TDSNET (Internet service)/Voice Mail (switch-base answering machine service) and

    - National Directory Assistance (directory assistance that covers the entire nation versus a single area code).

TDS Telecom will continue to pursue relationships with strategic partners to further develop the long distance, video and wireless components of its product mix.

    BRAND EQUITY. TDS Telecom continued the branding process started in 1996. This process adopted the TDS Telecom name as a unified brand name across its markets to build its brand image. TDS Telecom has continued its customer awareness campaign to build awareness of the TDS Telecom name. TDS Telecom continues to build name awareness through existing customer-facing vehicles such as bill statements, and vehicle and company signage. Centralized media purchasing has enabled higher reach and frequency at a lower cost. In 1999, TDS Telecom continued to focus on building a positive share of mind with current and prospective customers. This was done by increasing the volume of public relations messages and through linkage of company image with sales and marketing messages. Management of TDS Telecom believes that branding will increase the loyalty of its customers and also reduce expenses through more cost-effective marketing.

    CUSTOMER SERVICE. TDS Telecom makes a unique customer service offer to its retail customers. TDS Telecom is a large national company with a local sales and service office in each of its markets. This combination provides TDS Telecom's retail customers with the economies of scale and product offers generally associated with large companies. It also provides the high levels of personal customer service generally associated with small companies, through community-based professional service representatives and field representatives who both live and work in the communities served. TDS Telecom's strength in two key areas--product/price and customer service--provides a fundamental competitive advantage for TDS Telecom.

    TDS Telecom completed the Virtual Business Office ("VBO") initiative in 1999. This initiative enables multiple TDS Telecom local sales and service offices to function as a single office. Management of TDS Telecom believes that VBO facilitates enhanced customer service at a lower cost. Cost savings are expected to come through standardization of training and procedures and improved voice and customer service application technology. Enhanced customer service will come through expanded hours of operation, improved product, service and sales training for all customer sales and service representatives, and through improved customer access to company personnel on the first call. Initial customer surveys show that customer satisfaction with transactions in the VBO environment is equal to or better than satisfaction with transactions in the prior environment.

    WHOLESALE MARKETS

    The Wholesale Markets Group focuses on TDS Telecom's wholesale customers and has traditionally provided a majority of TDS Telecom's revenues. TDS Telecom receives much of its ILEC revenue from the sale of traditional wholesale services, such as local network access and billing and collections services, to the IXCs. As a result, TDS Telecom continues to provide a high level of service to traditional IXC wholesale customers such as AT&T, MCI, Sprint and the RBOCs.

    ACCESS REVENUES. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long-distance traffic on its local networks. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return. Access revenues account for approximately 55% of the revenue generated by TDS Telecom's ILEC subsidiaries.

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

    The FCC regulates interstate rates for dominant carriers and other matters relating to interstate telephone service. On June 4, 1998, the FCC released a Notice of Proposed Rulemaking on access reform for local exchange carriers subject to rate of return regulation. In the Notice, the FCC proposed changes similar to those which were ordered for price cap LECs in 1997. The proposed changes could negatively affect rural LECs' ability to recover costs from the interstate jurisdiction. In addition to the FCC's initiatives to reform access, there have been industry initiatives to develop an overall plan for access reform, universal service, the form of regulation and separations. These initiatives seek to reduce access rates, eliminate implicit subsidies, and maintain universal service in a way acceptable to small, rural LECs as markets become more competitive. The FCC also released a Notice of Proposed Rule making on jurisdictional separations reform on October 7, 1997. In the Notice, the FCC reviewed the current procedures for separating LECs' service costs between state and federal jurisdictions. Many of the proposals in the Notice seek to limit costs assigned to the interstate jurisdiction and seek to assign greater costs to the intrastate jurisdiction. To the extent that the costs are not made up in the federal and state universal service mechanisms, TDS Telecom may seek rate increases to offset any reductions in interstate revenues. The FCC has not yet issued a final order on either Notice.

    TDS Telecom is also monitoring the effects of increasing volumes of Internet traffic on the operating telephone subsidiaries' ability to appropriately recover the network-related costs associated with this traffic. Unless changes to the access charge methodology and/or to the separations process are made, increasing costs will continue to be shifted to the intrastate jurisdiction for recovery and TDS Telecom may need to seek rate increases to recover these costs. The ILEC trade associations are advocating a freeze in the traffic factors that would otherwise continue are shifting increasing levels of Internet costs into the intrastate jurisdiction.

    Where applicable and subject to state regulatory approval, TDS Telecom's ILEC subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. Many intrastate toll revenue pooling arrangements, a source of substantial revenues to TDS Telecom's ILECs, have been replaced with access-charge-based arrangements. In these cases, access charges are typically set to generate revenue flows similar to those realized in the pooling process. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates. Some states are utilizing state high cost funds to offset access charge reductions.

    FEDERAL FINANCING

    TDS Telecom's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service ("RUS"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Currently, the RUS is authorized to issue hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (5.54% for its fiscal year ended September 30, 1999), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money. All such loans have a maturity date based on the life of the assets being financed.

    Substantially all of TDS Telecom's telephone plant is pledged under, or is otherwise subject to, mortgages securing obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. In any calendar year, companies with greater than 40% net worth to total assets can distribute the entire amount above 40%. The majority of TDS Telecom's telephone subsidiaries exceed this percentage. Approximately $470.1 million may be paid as dividends from the operating subsidiaries to TDS Telecom.

    At December 31, 1999, TDS Telecom's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $124.3 million, at a weighted average annual interest rate of 6.01%, to finance specific construction activities in 2000 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. TDS Telecom's operating telephone companies intend to make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be.

    FEDERAL SUPPORT REVENUES

    To promote universal service, the FCC developed a number of federal support mechanisms to keep telephone rates affordable for both high-cost rural areas and low-income customers. Many of TDS Telecom's ILEC subsidiaries provide telephone service in rural areas and all of them offer service to a range of customers including low-income customers.

    The FCC continues to work on reforming universal service. The Telecommunications Act codified universal service; set forth clear principles for ensuring affordable access to modern telephone service nationwide; established discounts for schools, libraries and rural health care facilities; and established a federal-state joint board to make recommendations to the FCC regarding implementation of the universal service provisions of the Telecommunications Act.

    On May 8, 1997, the FCC released its universal service order. The FCC adopted the use of forward-looking proxy cost models to determine costs rather than relying on actual costs. Non-rural companies will begin using the FCC's Hybrid Cost Proxy Model in 2000 to determine their costs of providing universal service. Rural LECs will continue to receive support based on their actual costs using the existing mechanisms, as opposed to proxy models, through at least December 31, 2000. The Rural Task Force (which is a committee appointed by the FCC including representatives of the rural ILEC industry, the public and other telecommunications companies) is currently working on its recommendation to the Federal-State Joint Board on the appropriate mechanism for rural carriers. Rural LECs will not transition to another method of receiving support until it can be shown that the method will be sufficient to meet the universal service needs of customers in the areas they serve. The Rural Task Force's recommendation is not due to the Joint Board and the FCC until September 2000.

    All telecommunications carriers are required to contribute to the universal service fund based on their interstate and international revenues. Carriers may recover their contributions through their access charges; however, they are not required to do so. Since TDS Telecom's ILECs are members of the NECA pools, they will continue to recoup their contributions through access charges rather than through end-user charges.

    Historically, telephone company acquisition and investment decisions assumed the ability to recover costs and a reasonable rate of return through local service, access, and support revenues. As universal service and access are being reformed, these revenues streams are becoming less certain. Potential declining access rates and revisions to universal service support may lead to higher local rates and/or declining earnings. Significant changes in the universal service funding system could affect TDS's and TDS Telecom's acquisition and investment strategy.

    TELEPHONE ACQUISITIONS

    TDS and TDS Telecom continually review attractive opportunities to acquire operating telephone companies. Since January 1, 1995, TDS has acquired 14 telephone companies serving a total of 57,900 net access lines for an aggregate consideration totaling $161.5 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted of $22.3 million in cash and notes, 30,000 TDS Preferred Shares and 3.0 million TDS Common Shares. TDS sold one telephone company serving 1,100 access lines in 1995.

    Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

    TDS Telecom provides the telephone subsidiaries with centralized purchasing and general management and other services. These services afford the subsidiaries expertise in finance, accounting and treasury services; marketing; customer service; traffic; network management; engineering and construction; customer billing; rate administration; credit and collection; and the development of administrative and procedural practices.

CLEC TELEPHONE MARKETS

    The Telecommunications Act facilitates entry of TDS Telecom into new markets by requiring non-exempted ILECs (e.g., RBOCs and GTE) to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which the ILEC already offers services. TDS Telecom, through TDS METROCOM and USLink, wholly owned subsidiaries of TDS Telecom, has targeted certain midsized, geographically clustered communities, for facilities-based entry as a CLEC. Management of TDS Telecom believes that the size of many of the target markets will sustain a limited number of facilities-based competitors in addition to the ILEC. While additional competitors may enter such markets as resellers, TDS Telecom believes only facility-based CLECs will be significantly profitable over the long term because facilities will provide a long-run cost advantage, discourage further competitors from entry and enable an alternative wholesale strategy for growth. To this end, TDS Telecom plans to build switching and other network facilities in its targeted CLEC markets. TDS Telecom plans to follow a "clustering" approach to building its CLECs which will allow it to seek regional long distance traffic, share service and repair resources, and realize marketing efficiencies. As in its ILEC markets, TDS Telecom intends to become an Integrated Communications Provider ("ICP") in its chosen CLEC markets. It will provide local, long distance, Internet access and other services through its own facilities and via resale. TDS Telecom intends to resell mobile services in many markets.

    TDS Telecom's first CLEC, TDS METROCOM, became operational in Madison, Wisconsin, in January 1998. TDS METROCOM is a facilities-based, full-service alternative to the Ameritech (now SBC) telephone company, providing both voice and data services to commercial and consumer accounts, as well as wholesale services to IXCs and other carriers. TDS METROCOM now also operates as a CLEC in Appleton, Green Bay, Menasha, Neenah and Oshkosh, Wisconsin. In early 2000, TDS METROCOM expects to begin facility-based services in the western suburbs of Milwaukee and Fond Du Lac, Wisconsin. USLink began offering local service (in addition to its long distance and Internet products) on a resale basis in 1998 in Minnesota, with a focus on the Brainerd, St. Cloud and Duluth markets. In 1999, USLink deployed local switching platforms in three markets in Minnesota--Brainerd, St. Cloud and Duluth to enhance the operating margins. TDS Telecom's CLEC strategy is currently focused on markets in Wisconsin and Minnesota and adjoining geographical areas. TDS Telecom expects to continue to grow the competitive local exchange business with a controlled entry strategy.

    The CLEC strategy will place primary emphasis on the small and medium-sized commercial and wholesale customers. Consumer markets are typically pursued soon after the CLEC enters the commercial market. Wholesale customers purchase transmission capacity and access services from CLECs. These services will be available to wholesale customers shortly after network completion. TDS Telecom believes that these customers are generally more sophisticated and are more likely to switch providers to obtain network reliability, redundancy and more flexible pricing. Medium-sized commercial prospects are characterized by above-average access line to employee ratios, heavier utilization of data services, and a focus on using telecommunications for business improvement rather than on cost reduction concerns. Commercial prospects are generally growth-oriented and may be underserved by the ILEC or major IXCs. TDS Telecom's CLECs will pursue a personal selling approach for their primary target markets. This approach builds on customer preference for integrated communication services and the customer's perception that the quality of the product includes personalized service.

    While the CLECs are positioning themselves as high-quality providers, they expect price competition from the ILECs as they attempt to retain and regain their customers. The CLECs will seek to maintain an efficient cost structure to ensure that they can match price-based initiatives from competitors. The ILEC is likely to be constrained in the short term by the existing regulatory environment; as a result, TDS Telecom's CLECs expect to be more flexible in responding to customer needs. To effectively compete in this new environment, TDS Telecom's CLECs will enhance their efforts at product development to provide high-quality, cutting-edge services to their customers.

    TDS Telecom believes the targeted CLEC markets present a significant opportunity to market data services, as the major carriers serving these locations have typically underinvested in these markets despite the growing demand. Switched data communications represents one of the fastest growing segments of the telecommunications services market. Computer proliferation, connectivity via local and wide area networks, the Internet and the emergence of multimedia applications are all driving demand. As a result, the United States network infrastructure is strained at the local level. TDS Telecom's CLEC initiative will add local capacity in its selected markets designed to help accommodate this growth.

DATA INITIATIVES

    TDS Telecom is also seeking to recognize additional revenue opportunities in related areas of the telecommunications industry. In 1999 TDS Telecom continued to expand its investments into data communications to offer a suite of data products in its CLEC and in many of its ILEC markets. TDSNET, TDS Telecom's Internet service provider, expanded its operation in 1999 adding 16 additional markets. During 1999, TDS Telecom completed the integration of its Internet and developing data services operations into products and services offered by its ILEC and CLEC business units. Alignment of TDS's growing Internet product line into its core business units, coupled with sales and marketing strategies focused on in-territory and nearby markets, has allowed TDS Telecom to continue its Internet sales growth while benefiting from operational and financial synergies. At December 31, 1999, TDS Telecom provided Internet services to approximately 73,000 customers through its ILEC and CLEC subsidiaries.

    In furtherance of TDS Telecom's strategy to position itself as a full-service, networking service provider, it plans to make high-speed Digital Subscriber Loop ("DSL") based services available in the near term to customers in several of its ILEC markets. TDS Telecom believes DSL technology will form the foundation for new, high-speed data services and applications and has conducted trials of DSL modems manufactured by several vendors. TDS Telecom's first commercial offering of DSL began in Wisconsin in 1998 in TDS METROCOM and DSL was introduced in the ILEC Tennessee market in the fall of 1999. This technology is employed to offer high-speed Internet access as well as high-speed LAN connectivity. TDS Telecom's data business offerings include web-hosting services, co-location services and customized web content development for various sized customer market segments.

    TDS Telecom is offering enterprise network management center services to large businesses and government through expanded use of its own network management facilities, and its knowledgeable personnel. Such services consist of centralized network monitoring as well as network management. In 1997, the State of Wisconsin awarded TDS Telecom the "BadgerNet" enterprise network management center multi-year contract. The BadgerNet enterprise network management center has been designed to provide a focal point for the operational management of state agency and university networks, services and equipment and began operations in 1998. TDS Telecom is currently developing an enterprise network management center product offering. TDS Telecom believes that it has the experience, partnerships and technology to actively manage networks for third parties, and has the capacity to provide enterprise network management center services to additional third parties.

    Although TDS Telecom currently operates these data businesses, they are in early stages of development. There can be no assurance that TDS Telecom will substantially expand these businesses.

SALES AND MARKETING--ILEC

    TDS Telecom seeks to leverage its networks through sales and marketing activities targeted at two separate customer groups: retail and wholesale. Retail customers are composed primarily of residential customers, businesses, government and institutional telecommunications users. Wholesale customers consist of IXCs and information service providers such as commercial data processing service providers and Internet service providers.

    RETAIL MARKETS

    COMMERCIAL MARKETS. Businesses account for approximately 22% of TDS Telecom's ILEC access lines. TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are employed for each segment. Account executives focus on the most profitable customers by staying in contact with them on a regular basis. TDS Telecom employs an aggressive compensation plan for its account executives targeted at revenue and customer satisfaction results.

    CONSUMER MARKETS. TDS Telecom's promotional and sales strategy consists of two major initiatives: building brand equity by creating awareness of the TDS Telecom brand name; and using direct marketing to sell specific products and product groupings. Approximately 78% of TDS Telecom's total ILEC access lines are residential. Approximately 71% of these residential customers live in rural areas, while the other 29% are located in suburban settings. The nature of TDS Telecom's markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. It has been more selective, though still active, in the use of telemarketing as a means of generating awareness, qualified leads, and actual sales. Newspaper advertising is used as well. Uniform branding has made the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its marketing media mix.

    In nearly all of its ILEC markets, TDS Telecom offers the complete family of custom calling services including call waiting, call forwarding, three-way calling, and speed dialing. In 1999, TDS Telecom sold 10,959 residential second lines, an increase of 29% over 1998. TDS Telecom's advanced calling services family of products is centered around Caller ID service. In 1999, the ACS family of services was available to 96% of the lines in service compared to 89% in 1998. Penetration of Caller ID increased from 19% to 24% of lines equipped, and aggregate penetration of ACS increased from 35% to 41% of lines equipped.

    WHOLESALE MARKETS

    Access charges, billing and collection services and other primarily traditional wholesale offerings generated $286 million, or approximately 58%, of TDS Telecom's revenue for the year ended December 31, 1999. Account teams in Madison, Wisconsin, and Knoxville, Tennessee currently service wholesale customers. These teams manage and coordinate the purchasing of access services by the major IXCs and RBOCs on a national basis.

    TDS Telecom also provides new wholesale offerings to non-traditional customers. TDS Telecom has targeted wireline and wireless telecommunications service providers and select vertical markets.

COMPETITION

    ILEC MARKETS

    The Telecommunications Act has helped to introduce a new wave of competition in the telecommunications industry. The Telecommunications Act embraced competition in telecommunications as a national policy and also started the process of deregulation. The Telecommunications Act requires ILECs to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which the ILEC already offers services. The Telecommunications Act also allows CLECs to co-locate network equipment on the ILEC's premises and prevents ILECs and CLECs from unduly restricting each other from use of facilities or information that would allow other organizations to effectively compete with them. The FCC has recently added further interconnection requirements to spur competitive broadband development.

    All 104 TDS Telecom ILEC companies are exempt from many of the provisions of the Telecommunications Act. Specifically, they are exempt from the requirements imposed on the ILECs until they receive a bona fide request for interconnection and the state commission lifts the exemption. This, coupled with the economics of competing in lower population density markets, may delay certain forms of competition in TDS Telecom ILEC service areas while additional regulatory issues are resolved. However, some TDS Telecom ILECs already face interconnection requests, filed by potential competitors, and TDS Telecom believes there will eventually be open entry into nearly every aspect of the telephone industry, including local service, interstate and intrastate toll, switched and special access services and customer premises equipment.

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

    In the long run, TDS Telecom believes that the wireless companies pose the most significant threat to the local exchange industry. Wireless providers are also seeking universal service support in various rural markets. Although traditional analog cellular radio service currently cannot match the features or the clarity of communications provided via wireline networks, and as a result of high error rates and speed limitations is not suitable for data transmission, advances in digital cellular and PCS technology may permit wireless companies to match the functionality and clarity of wireline communication and still allow customers the mobility of traditional wireless service. As the emerging PCS companies compete directly with established cellular radio companies, flat-rate pricing alternatives may drive wireless rates towards or below wireline rates. In order to minimize the impact of wireless competition, TDS Telecom is pursuing wholesale service agreements with wireless companies to provide services to them and expects to provide wireless services through resale in many of its markets.

    CLEC MARKETS

    In Wisconsin and Minnesota and in each geographical area in which TDS Telecom expands as a CLEC, TDS Telecom faces, and expects to continue to face, significant competition from the ILECs which currently dominate their local telecommunications markets. TDS Telecom will compete with the ILECs on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers, may have the potential to subsidize competitive services from monopoly service revenues, and benefit from some favorable state and federal regulations.

    Although the ILECs generally are subject to greater pricing and regulatory constraints than CLECs, ILECs are achieving increased pricing flexibility for their services as a result of, among other things, the Telecommunications Act. Existing competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available ILEC networks. In addition, TDS Telecom believes that, in general, it will provide more attention and responsiveness to its customers than will its ILEC competitors.

    TDS Telecom may face competition from other CLECs and other potential competitors in the cities in which TDS Telecom offers and plans to offer its services. Many of TDS Telecom's existing and potential competitors have financial, personnel and other resources significantly greater than those of TDS Telecom. However, TDS Telecom believes that its strategy of targeting midsized communities, and its capital, technical and management resources will enable it to achieve its strategic objectives.

    In addition to the ILECs and other CLECs, potential competitors capable of offering private line, special access and local exchange services include long distance carriers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators, and private networks built by large end users. Previous impediments to certain utility companies entering telecommunications markets under the Public Utility Holding Company Act of 1935 were removed by the Telecommunications Act.

CONSTRUCTION AND DEVELOPMENT PROGRAM--ILEC

    In 1999, TDS Telecom continued its program of enhancing and expanding its service providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as:

    - Signaling System 7 ("SS7"), a high speed data network with dedicated access points that provides for various call set up, call routing and enhanced calling features,

    - Fiber optic fed Digital Serving Areas ("DSAs"), a defined geographic area within an exchange that is served by a digital loop carrier system. The digital loop carrier system extends to that geographic area the line side hardware of the central switch.

    - Integrated Services Digital Network ("ISDN"), a digital switched service that provides end-to-end digital transmission and signaling, and

    - Advanced Calling Services.

The following table shows that TDS Telecom continues to make these advanced features available to a large majority of its ILEC customers:

                                                                AS OF DECEMBER 31, 1999
                                                   -------------------------------------------------
                                                   # OF ILEC WORKING LINES   % OF ILEC WORKING LINES
                                                   -----------------------   -----------------------
Signaling System 7...............................          556,973                     98%
Advanced Calling Services........................          556,973                     98%
Integrated Services Digital Network..............          450,711                     79%

    As TDS Telecom upgrades and expands its network, it is also standardizing equipment and processes to increase efficiency and has centralized the monitoring and management of its network to reduce costs and improve service reliability. TDS Telecom formed strategic alliances with Lucent Technologies and Siemens Telecom Networks to modernize and standardize TDS Telecom's ILEC switching platform with the Lucent 5ESS-2000 and Siemens EWSD switches. This standardized switching platform assisted TDS Telecom in implementing its 24-hour-a-day/7-day-per-week ILEC and CLEC network management center. The network management center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact. The network management center is proactively monitoring 100% of TDS Telecom's ILEC network.

    TDS Telecom's total 2000 capital budget is $125.0 million compared to actual capital expenditures of $122.2 million in 1999 and $143.1 million in 1998. The telephone capital additions budget for 2000 includes approximately
$30.2 million for CLEC markets, and $39.3 million for outside plant facilities and $31.3 million for switching facilities in the ILEC markets. Financing for the 2000 capital additions will be primarily provided by internally generated funds and supplemented by federal long-term financing.

REGULATION

    TDS Telecom subsidiaries are primarily ILECs, the traditional regulated local telephone companies in their communities. TDS Telecom's ILEC subsidiaries are regulated by state regulatory agencies and TDS Telecom seeks to maintain positive relationships with these regulators. Rates, including local rates, intrastate toll rates and intrastate access charges, are subject to state commission approval in most states. The state regulators also establish and oversee any state universal service funds. TDS Telecom intends to continue to pursue changes in rate structures and regulation that will provide affordable rates and reasonable earnings. TDS Telecom is currently evaluating whether to elect alternative forms of regulation in each of its states. Alternative regulation describes regulatory frameworks which allow local exchange carriers to benefit from revenue growth and expense control in exchange for rate ceilings and other restrictions. In some states, alternative regulation, together with controls on expense growth, has the potential to boost regulated earnings. The TDS Telecom subsidiaries that provide services in competition with other ILECs, or long distance services in competition with other long distance providers are subject to minimal regulation with respect to such services.

    For the TDS Telecom ILECs, state regulators can approve service areas, service standards, and accounting methods. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States traditionally regulated entry into local markets by designating a single carrier to be the universal service provider. However, the Telecommunications Act has almost completely pre-empted state authority over market entry. Each state retains the power to impose competitively neutral requirements that are consistent with the Telecommunications Act's universal service provision and necessary for universal services, public safety, and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, and the FCC must pre-empt challenged state requirements if they impose such barriers to entry, a state retains limited authority to regulate certain competitive practices in rural telephone company service areas. Proceedings to pre-empt laws and policies in several states are pending before the FCC, and the FCC has preempted several state laws as unduly restricting competitive entry or unduly giving preferences to incumbents.

    The Telecommunications Act establishes a general duty for all telecommunications carriers, including wireless providers, to interconnect with other carriers. Congress prescribed a more specific list of interconnection requirements for all local exchange carriers ("LECs") including resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. Unless exempted or granted suspension or modification, ILECs have additional obligations: (a) to negotiate in good faith terms of interconnection;
(b) to comply with more detailed interconnection terms, including non-discrimination and unbundling their network and service components so competitors may use only those elements they choose for providing their services; (c) to offer their retail services at wholesale rates to facilitate resale by their competitors; and (d) to allow other carriers to place equipment necessary for interconnection or access on their premises. The FCC also requires ILEC's rates for interconnection and network components to be based on "forward-looking economic costs." Challenges to the new cost methodology, pending in a federal court of appeals, attack the requirement because it does not let ILECs recover their full historical or actual costs as measured under the FCC's prior cost measurement approach.

    As defined in the Telecommunications Act, all of TDS Telecom's ILEC subsidiaries qualify as rural telephone companies. Therefore, they are exempt from the ILEC interconnection requirements until they receive a bona fide request for interconnection and the state commission lifts the exemption. That process is underway in some TDS Telecom ILEC markets. Under an FCC interpretation of the Telecommunications Act, under challenge in the same federal appellate court case, rural telephone companies bear the burden of proof to show that elimination of the rural exemption would be likely to cause undue economic burden beyond the economic burdens typically associated with efficient competitive entry or to meet other tests in the law for remaining exempt. The FCC has also adopted extensive rules for state commissions to follow in mediating and arbitrating interconnection negotiations between incumbent LECs and carriers requesting interconnection, services or network elements. The Telecommunications Act establishes deadlines, standards for state commission approval of interconnection agreements and recourse to the FCC if a state commission fails to act.

    The FCC is still considering rules and policies implementing the provisions of the Telecommunications Act. Many of the FCC determinations made to implement the Telecommunications Act and to facilitate competition in local service and other telephone services involve mandatory investment in and upgrades to TDS Telecom LEC networks, and impose greater costs and obligations on ILECs than on their competitors. These investments and upgrades include requirements to implement local number portability so subscribers may change to competitors' services without changing their telephone numbers, network signaling information that must be provided to certain other carriers and pay phone providers, and other changes that require additional investments and expenses. TDS Telecom is seeking to comply with these requirements or to obtain the necessary suspensions or modifications where appropriate, while at the same time also pursuing policies that provide a fair opportunity to recover its costs. For example, the ILEC industry is seeking FCC reconsideration of an order setting rates for providing directory listing information about ILEC customers to competing telephone directory publishers because the rates, set to recover the costs of the largest ILECs, are inadequate for companies such as the TDS Telecom ILECs. A new law also requires LECs to provide access to certain communications for law enforcement purposes. The full cost of complying and the adequacy of the government compensation are not yet known, but the LEC industry is pursuing regulatory policies that cover any shortfall in available government compensation.

    The FCC continues to explore how to comply with the requirement in the Telecommunications Act for federal and state authorities to encourage nationwide advanced broadband infrastructure development. Future FCC decisions could require extensive additional investment. For example, in November 1999, the FCC released an order mandating line sharing. In its order, the FCC amended its unbundling rules to require ILECs to provide unbundled access to a new network element--the high frequency portion of the local loop. As noted, TDS Telecom ILECs are currently exempt from the interconnection and unbundling provisions of the Telecommunications Act. Until a TDS Telecom ILEC has received a bona fide request and the state commission has terminated the rural exemption, that ILEC will not be required to provide line sharing. When a currently exempt ILEC is required to provide line sharing, additional costs may be incurred to condition loops to provide the service. As another example, any requirement for nationwide access to advanced network capabilities at this time would entail large investments. If such regulatory requirements did not carry sufficient added support or cost recovery based on real market demand, TDS Telecom would need to seek rate increases or other relief.

    TDS Telecom seeks to maintain and enhance existing revenue streams despite heightened earnings review activity by state regulators and the advent of local exchange competition sparked by the Telecommunications Act. TDS Telecom is preparing for competition even though its operating subsidiaries remain governed by state regulators. For example, TDS Telecom is seeking the necessary pricing flexibility to adjust its rate structures to a more competitive model. TDS Telecom also continues to participate in state and federal regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high cost rural service areas to keep TDS Telecom ILECs' rates affordable and allow for the continued development of rural infrastructure. The ongoing changes in public policy due to numerous FCC and court proceedings and the introduction of competition may affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

    While the majority of TDS Telecom's ILEC subsidiaries continue to operate in a rate-of-return environment, a number of state commissions are negotiating, or have agreed to, alternative regulation plans with LECs. Price regulation, the most common form of alternative regulation, focuses on the price of telecommunication services. TDS Telecom's ILEC subsidiaries in Alabama, Arkansas, Michigan and Pennsylvania are currently operating in a price-regulated environment, whereby the commissions in those states no longer review earnings. For several years, the regional Bell operating companies and some of the nation's larger LECs have operated under an FCC "price cap" plan, modified in 1997, where earnings can be increased only through productivity improvements.

    In 1999, TDS Telecom's telephone subsidiaries did not elect either price caps or an alternative FCC plan, which was designed for smaller LECs. Instead, the operating subsidiaries plan to continue under traditional rate-of-return regulation for interstate purposes, unless those regulatory requirements are changed. Approximately one-third of TDS Telecom's telephone subsidiaries serve high-cost areas and a number of TDS Telecom ILECs receive federal universal service support under the current transitional federal high cost support program. Important averaging mechanisms associated with the NECA pooling process would be lost if TDS Telecom elected either of the alternatives to traditional rate-of-return regulation. TDS Telecom is also participating in ongoing proceedings to make universal service sustainable as competition takes hold in rural markets. TDS Telecom and rural ILEC associations seek to demonstrate that proposals to measure rural telephone companies' costs for universal service support calculations using a forward-looking proxy model based on the costs of a hypothetical maximally-efficient carrier, fail to comport with the universal service mandate of the Telecommunications Act. Significant reductions in high cost support for TDS Telecom's high cost ILECs, due to changes in support mechanisms or the shifting of support per line that is "portable" to competitors that qualify for support, may affect their ability to modernize and recover their full actual costs. The proceeding to represcribe the authorized rate of return for interstate services provided by ILECs remains pending at the FCC. Currently, this rate is set at 11.25%. Reduction of the interstate rate of return would have detrimental effects on ILECs and could impact the ability of ILECs to continue to invest in infrastructure. TDS Telecom, along with the rural industry associations, believes that it is inappropriate for the FCC to represcribe the rate of return at this time, and that represcription should not occur until after the FCC resolves other pending issues including universal service, access reform, and separations (the allocation of costs to state and interstate jurisdictions) reform. If the FCC proceeds with the represcription, TDS Telecom may potentially be faced with a lower allowed interstate rate of return, a reduction in universal service funds, and potentially higher local rates. Both access reform and universal service reform issues remain to be resolved by the FCC in further proceedings. A rural industry association effort, led in part by TDS Telecom, has developed a comprehensive plan to address universal service, access reform, rate of return and separations reform for rural and rate of return LECs.

    Access to affordable long-distance service in rural areas was achieved because the FCC ordered AT&T to provide nationwide average rates. As a result of increasing competition, the FCC lifted all regulations relating to AT&T's interstate services in 1996. However, the Telecommunications Act preserves interstate toll rate averaging and imposes a nationwide policy that interstate and intrastate long-distance rates of all long-distance carriers should not be higher in rural areas than in urban areas they serve. In 1999, AT&T and several regional Bell operating companies began limiting and/or discontinuing their long distance services in TDS Telecom serving areas. TDS Telecom will continue to monitor and participate in regulatory activities at both the federal and state levels to ensure continued affordable long-distance and local rates for even its most remote exchanges. Unresolved issues affecting TDS Telecom ILECs' access charge, jurisdictional cost separations and federal universal service support payments are described in "Wholesale Markets" and "Federal Support Revenues," above.

    The FCC is investigating objections by interexchange carriers that they should not be required to use CLECs' terminating access services when they consider the charges excessive and is considering whether and how to prevent excessive charges by CLECs although the person to whom a call is terminated, not the interexchange carrier, controls the choice of what terminating access carrier the interexchange carrier must use. The FCC's ruling that Internet access is an interstate service, and not a local service when an Internet access call is delivered to an information provider, also may result in decreased intrastate revenues for CLECs providing access to information providers when current grandfathered contract terms expire.

                            BROADBAND PCS OPERATIONS

VOICESTREAM MERGER

    On September 17, 1999, the Board of Directors of TDS decided not to pursue a spin-off of Aerial Communications, Inc., an 82.1%-owned subsidiary of TDS, and approved a merger between Aerial and VoiceStream Wireless Corporation ("VoiceStream") pursuant to an Agreement and Plan of Reorganization dated September 17, 1999. As a result of the merger, Aerial shareholders will receive
0.455 VoiceStream common shares for each share of Aerial stock they own, subject to adjustment in certain circumstances. Aerial public shareholders will have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. This merger is subject to the approval of the Federal Communications Commission. The merger is expected to close in the second quarter of 2000. See "Discontinued Operations."

    As a result of the board's approval of the plan, the consolidated financial statements and supplemental data of TDS have been adjusted to reflect the results of operations and net assets of Aerial as discontinued operations in accordance with generally accepted accounting principles. Financial statements for prior periods have been reclassified to conform to current year presentation.

    TDS expects to recognize a net gain on the ultimate disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses of $44.2 million from September 18, 1999 through December 31, 1999.

COMPANY

    Aerial is a provider of Personal Communications Services in the Minneapolis, Tampa-St. Petersburg-Orlando, Houston, Pittsburgh, Kansas City and Columbus Major Trading Areas (collectively, the "PCS Markets"). The PCS Markets include approximately 27.9 million population equivalents. Aerial has constructed networks for its PCS Markets using Global System for Mobile Communication ("GSM") technology. Aerial served 422,900 PCS telephones at December 31, 1999. At December 31,1999, Aerial had expanded its system coverage to total more than 80% of the six Major Trading Areas ("MTAs") total population.

    PCS is the term used to describe the wireless telecommunications services that are offered by those companies that acquired licenses for radio spectrum (frequency range 1850-1990 MHz) in the FCC auctions and are the newest entrants in the wireless telecommunications market. PCS competes directly with existing cellular telephone, paging and specialized mobile radio services. PCS providers were the first in most markets to offer mass market all-digital mobile networks. In addition, Aerial believes PCS providers may be among the first to be able to offer mass market wireless local loop applications, in competition with switched and direct access local telecommunications services.

    Aerial's strategic goal is to take full advantage of the potential of wireless telecommunications. Aerial sees an opportunity for significant growth in the wireless telecommunications market through the shift of existing wireless usage patterns from applications focused on business use, special occasions and emergencies to much broader applications for everyday use. Aerial is structured to meet the increasingly competitive challenges of the wireless telecommunications marketplace, and has a marketing-oriented approach focused on serving its customers and their needs. Since 1983, the demand for wireless telecommunications services has grown dramatically as cellular, paging and other emerging wireless personal communications services have become widely available and increasingly affordable. As of December 31, 1999, there were an estimated
86 million domestic wireless telephone subscribers (representing both cellular and PCS customers), which represented U.S. market penetration of approximately 32%.

    During 1996 and early 1997, Aerial contracted for network equipment, billing systems, support software and the equipment and services necessary to launch service. Additionally during this period, Aerial completed the design for its PCS networks, acquired and built out the switching centers serving each market, leased and built out a National Operations Center, leased or purchased the cell sites required to launch service and commenced zoning and building the sites. The Columbus MTA launched service on March 27, 1997. Aerial's five remaining MTAs launched service during the second quarter of 1997. Across all six markets, Aerial launched with approximately 600 cell sites in service. Aerial had 1,278 cell sites in service by the end of 1999. The coverage of Aerial's PCS networks includes the major metropolitan areas within the PCS Markets, as well as portions of the major highway corridors extending out from those areas.

    In November 1996, TDS entered into a Member Control Agreement ("Agreement") forming a joint venture with Rural Cellular Corporation ("RCC"), called the Wireless Alliance, LLC ("WALLC"), to build out certain rural areas covering approximately 925,000 population equivalents in the Minneapolis MTA. Aerial has contributed 20 MHz of its Minneapolis MTA license covering certain territories as defined in the Agreement in return for a 30% equity interest in the joint venture. RCC built the network and is responsible for the ongoing operations. The WALLC launched service in 1998. The joint venture purchases services such as network switching from Aerial. The network uses GSM technology.

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

    PCS spectrum differs from existing cellular and SMR spectrum in three basic ways: frequency, spectrum and geographic division. PCS networks will operate in a higher frequency range (1850-1990 MHz) compared to the cellular and SMR frequency range (800-900 MHz). PCS is comprised of 30 or 10 MHz spectrum versus 25 MHz spectrum for cellular networks. As a result of the improved capacity of the infrastructure and large allocation of spectrum in the A, B and C PCS frequency Blocks, PCS will have more capacity for new wireless services such as data and video transmission. Finally, the geographic areas for PCS licenses are divided differently than for cellular licenses. PCS is segmented among 51 MTAs and 493 Basic Trading Areas ("BTAs") as opposed to cellular's 306 Metropolitan Statistical Areas ("MSA") and 428 Rural Service Areas ("RSA"). An MTA license generally covers a much larger geographic area than a BTA, MSA or RSA license.

    OPERATION OF WIRELESS NETWORKS. Wireless service areas are divided into smaller geographic areas called "cells", each of which contains an antenna and a base transceiver station ("BTS") consisting of a low-power transmitter, a receiver and signaling equipment. The cells are typically configured on a grid in a honeycomb-like pattern, although terrain factors (including natural and man-made obstructions) and signal coverage patterns may result in irregularly shaped cells and overlaps or gaps in coverage. The BTS in each cell is connected by microwave, fiber optic cable or telephone wires to a switching office ("mobile switching center" or "MSC"). The MSC controls the operation of the wireless phone network for its entire service area, performing inter-BTS hand-offs, managing call delivery to phones, allocating calls among the cells within the network and connecting calls to local landline telephone systems or to long-distance telephone carriers. Wireless service providers have interconnection agreements with various local exchange carriers and interexchange carriers, thereby integrating the wireless phone network with landline telecommunications systems. Because two-way wireless networks are fully interconnected with landline telephone networks and long-distance networks, customers can receive and originate both local and long-distance calls from their wireless phones.

    The signal strength of a transmission between a phone and a BTS antenna declines as the phone moves away from the BTS antenna. The MSC and the BTSs monitor the signal strength of calls in process. When the signal strength of a call declines to a predetermined level, the MSC may "hand off" the call to another BTS that can establish a stronger signal with the phone. If a phone leaves the service area of the wireless service provider, the call is disconnected unless an appropriate technical interface is established to hand off the call to an adjacent service provider's system.

    Operators of wireless networks frequently agree to provide service to customers from other compatible networks who are temporarily located in or traveling through the operator's service area. Such customers are called "roamers." Agreements among network operators allocate revenues received from roamers. With automatic roaming, wireless customers are preregistered in certain networks outside their home service area and receive service automatically while they are roaming. Other roaming features permit calls to a customer to follow the customer into different networks, so that the customer will continue to receive calls in a different network just as if the customer were within his or her service area.

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

TECHNOLOGY

    With GSM technology, Aerial offers easy-to-use, interactive menu-driven phones, and advanced features such as caller identification and a smart card, as well as more complex features such as text messaging, which allows the GSM handset to function as a two-way messaging device. GSM is not compatible with other PCS or cellular technologies. However, compatibility can be achieved through the use of phones that support multiple technologies. Aerial launched its dual-mode service in April 1999 that enables roaming between GSM and the existing analog cellular systems through the use of dual-mode phones.

    In addition, Aerial has established roaming arrangements with over 75 international operators in more than 40 countries. This enables Aerial customers, using their own phone numbers, to place calls anywhere within the country they are visiting as well as return calls to the U.S.

    To date, seventeen North American PCS companies are providing commercial GSM service. GSM systems are currently in commercial operation in approximately 4,000 North American cities with approximately 6 million customers. Aerial's customers are able to roam substantially throughout the United States, either on other GSM-based PCS networks or by using dual-mode phones that can also be used on existing cellular networks.

    Aerial is a member of the North American GSM Alliance LLC ("GSM Alliance"), an all-digital wireless PCS network of U.S. and Canadian carriers. The GSM Alliance was established to create a national network and develop seamless wireless communications for customers, whether at home, away or abroad. The GSM Alliance's collaborative efforts focus on serving the wireless customer efficiently by addressing the areas of roaming, customer care, national distribution and data communications. Aerial is also a limited partner of the GSM Capital Limited Partnership. The partnership was formed to make investments in companies mainly engaged in the wireless communications industry using the GSM platform, that are in a development or expansion stage, or whose securities trade in an organized market. Aerial is also a part of GSM North America, which is the North American interest group for the GSM Association. Formed in 1995, GSM North America brings together service providers and equipment manufacturers to identify and resolve issues related to making GSM the premier PCS digital technology.

SOURCES OF EQUIPMENT

    Aerial does not manufacture any of the GSM network equipment, phones or accessories ("equipment") used or anticipated to be used in its operations. The equipment Aerial uses or anticipates to use is available from multiple sources, and Aerial anticipates such equipment will continue to be available to Aerial in the foreseeable future, consistent with normal manufacturing and delivery lead times. As GSM uses an open system architecture, and due to the fact that GSM has well-developed features, software systems and equipment that are available "off the shelf", Aerial is able to design its GSM networks and systems without being dependent upon any single manufacturing source. Nokia Telecommunications Inc. has been Aerial's sole supplier of digital radio channel and switching infrastructure equipment to date. Aerial's current phone vendors are Nokia Mobile Phones, Inc., Ericsson Inc., Motorola Inc., and Mitsubishi Wireless Communications, Inc.

PRODUCTS AND SERVICES

    Aerial offers coverage in those areas of the PCS Markets where most of the population lives and works. Continuing construction of its PCS networks will provide coverage which, in combination with roaming services as described above, is competitive with that of current cellular operators. Aerial provides roaming capabilities through agreements with other GSM and cellular operators.

    Aerial's two primary sources of revenues are similar to those available to other cellular system providers. Service revenue primarily consists of charges for access, airtime and value-added services provided to Aerial's retail customers who use the network operated by Aerial, and charges for long-distance calls made on Aerial's systems. Service revenue also consists of charges to customers of other wireless carriers who use Aerial's PCS network when roaming (outcollect roaming revenue). Equipment sales revenue consists of the sale of phones and related accessories to retailers, independent agents and end user customers. At December 31, 1999, Aerial had 422,900 customers. Service revenues and equipment sales revenues totaled $195.1 million and $30.4 million, respectively, for the year ended December 31, 1999.

    Aerial provides the following services and features:

    THE SMART CARD. GSM technology employs a Smart Card which contains a microchip containing detailed information about a customer's service profile. The Smart Card allows Aerial to initiate services or change a customer's service package from a remote location. The Smart Card also allows customers to roam onto other participating GSM-based networks by using their cards in phones compatible with the local network.

    FEATURE-RICH PHONES. As part of its basic service package, Aerial provides easy-to-use, interactive menu-driven phones that enable customers to utilize the features available in a GSM network. These handsets primarily use words and easy-to-use menus rather than numeric codes to operate handset functions such as call-forwarding, call-waiting and text messaging.

    SHORT TEXT MESSAGING. GSM technology allows for the capability to send and receive short text messages, similar to two-way radio paging services. This service allows Aerial to offer a quicker and less expensive form of wireless communication when a full conversation is not necessary.

    ENHANCED SECURITY. Aerial's service provides greater security from eavesdropping and cloning than analog wireless service. Greater conversation security is provided by the encryption code of the digital GSM signal. Greater fraud protection is provided because GSM phones require the use of a Smart Card with a sophisticated authentication scheme, the replication of which is virtually impossible.

MARKETING AND DISTRIBUTION

    Aerial's marketing objective is to create demand for its PCS service by clearly differentiating its service offerings. Aerial believes the strength of its marketing efforts is a key contributor to its success. Aerial's mass marketing efforts emphasize the value of its services and its "fairness" to customers and are supported by heavily promoting the Aerial brand name. This is supported by a substantial advertising program.

    Aerial offers its services and products through traditional cellular sales channels as well as through new, lower cost channels which increase the quality of the typical sale. Aerial utilizes traditional sales channels which include mass merchandisers and retail outlets, company retail stores, sales agents and a direct sales force. National distributors include Best Buy, Circuit City, Office Depot, and Staples. Aerial currently also distributes its services and products through over 100 company retail locations (mall stores, strip mall stores and kiosks).

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

    Aerial competes directly with up to five other PCS providers in each of its PCS Markets. The other successful bidders in the FCC's broadband Block A and Block B PCS auction in each of the six PCS Markets were PCS PrimeCo (Houston and Tampa-St. Petersburg-Orlando), Sprint PCS (Minneapolis, Pittsburgh and Kansas
City) and AT&T Wireless Services, Inc. (Columbus). The existing cellular providers in the PCS Markets, most of which have an infrastructure in place and have been operational for a number of years, have in most cases, upgraded their networks to provide comparable services in competition with Aerial. Principal cellular providers in the PCS Markets are AT&T Wireless Services, Inc., BellSouth Mobility, Inc., GTE Mobile Communications Corporation, AirTouch Communications, Inc., SBC Wireless, Bell Atlantic-NYNEX Mobile and Ameritech Cellular. Additionally, Aerial competes with SMR provider Nextel
Communications, Inc. in each of its six PCS Markets.

    Aerial also competes with other communications technologies that now exist, such as paging and global satellite networks. In the future, cellular service and PCS will also compete more directly with traditional landline telephone service providers and with cable operators who expand into the offering of traditional communications services over their cable systems.

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

REGULATION

    REGULATORY ENVIRONMENT. The FCC regulates the licensing, construction, operation and acquisition of wireless telecommunications systems in the United States pursuant to the Communications Act of 1934, as amended, and the rules, regulations and policies promulgated by the FCC thereunder. Under the Communications Act, the FCC is authorized to allocate, grant and deny licenses for PCS frequencies, establish regulations governing the interconnection of Commercial Mobile Radio Service networks with wireline and other wireless carriers, grant or deny license renewals and applications for transfer of control or assignment of Commercial Mobile Radio Service licenses, and impose fines and forfeitures for any violations of FCC regulations.

    In addition, the Telecommunications Act, which amended the Communications Act, mandates significant changes in existing telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops, and makes regulation less necessary. The FCC promulgated and continues to promulgate regulations governing construction and operation of wireless carriers, licensing (including renewal of licenses) and technical standards for the provision of PCS services under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

    PCS LICENSING. The FCC established PCS service areas in the United States and its possessions and territories based upon Rand McNally's market definition of 51 MTAs comprised of 493 smaller BTAs. Each MTA consists of at least two BTAs.

    The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, each of which is allocated to serve either MTAs or BTAs. The spectrum allocation includes two 30 MHz blocks ("A" and "B" Blocks) licensed for each of the 51 MTAs, one 30 MHz block ("C" Block) licensed for each of the 493 BTAs, and three 10 MHz blocks ("D," "E" and "F" Blocks) licensed for each of the 493 BTAs. A PCS license has been awarded for each MTA and substantially all of the BTAs in every block, for a total of more than 1,500 licenses. This means that in any PCS service area as many as six licensees could be operating separate PCS networks. Under the FCC's rules, a broadband PCS licensee may own combinations of licenses with total aggregate spectrum coverage of up to 45 MHz in a single geographic area, except for rural areas where the limit is 55 MHz. The FCC adopted comprehensive rules that outlined the bidding process, described the bidding application and payment process, established penalties for certain bid withdrawals, default or disqualification and established regulatory safeguards.

    The grants of licenses to Aerial are conditioned upon timely compliance with the FCC's build-out requirements, I.E., coverage of one-third of the population of a PCS market within five years of initial license grant and coverage of two-thirds of that population within ten years. Aerial has exceeded the buildout requirements for both the five year and ten year stages for each of its MTAs.

    The FCC also imposes a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All broadband PCS transmitting facilities of Aerial also must comply with federal "radio frequency" radiation requirements. Aerial has complied with and continues to comply with the antenna registration and radio frequency radiation requirements.

    The FCC enhanced 911 regulations require broadband PCS operators to be capable of transmitting 911 calls from individuals with speech or hearing disabilities through the use of "text telephone devices." Text telephone devices currently, however, are not compatible with digital wireless systems such as Aerial's. Consequently, on December 4, 1998, Aerial filed a petition with the FCC requesting a waiver of the applicability of the text telephone devices connectivity requirement to Aerial's digital system. On December 30, 1998, the FCC granted Aerial, along with over 100 other wireless operators, a temporary waiver of the regulation. Equipment manufacturers are developing hardware and software that will make text telephone devices compatible with the digital wireless technologies used by Aerial and other wireless service providers. Aerial is working with manufacturers and other members of the wireless industry in developing solutions for users of text telephone devices.

    The enhanced 911 regulations also require broadband PCS operators to determine the approximate location of persons making emergency calls. On February 5, 1999, Aerial filed a petition requesting a waiver to clarify that handset based location technology will meet the FCC's enhanced 911 location requirements. A waiver will enable Aerial to be compliant with the location requirements by introducing new handsets that have the capability of being located rather than installing very expensive upgraded equipment throughout Aerial's entire network. Aerial's waiver request and dozens of other wireless operators' waiver requests were dismissed as moot by the FCC's Third Report and Order in light of rules changes which require PCS systems to improve their ability to locate wireless 911 callers during 2001 and 2002. On December 6, 1999, Aerial filed a Petition for Reconsideration of the FCC's Third Report and Order. The Petition for Reconsideration is pending at the FCC.

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

    The FCC has proceedings in process which could lead to the re-auction of PCS licenses previously granted to auction winners who filed for bankruptcy and could open up other frequency bands for wireless telecommunications and PCS-like services. Such proceedings could result in additional wireless competition.

    In addition, there are citizenship requirements, assignment requirements and other federal regulations and requirements which may affect the business of Aerial.

    RECENT EVENTS. There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the broadband PCS industry.

    The FCC has adopted a limited expansion of the obligation of cellular carriers to serve the subscribers of broadband PCS providers, among others, even though neither the subscribers or the PCS providers involved have a pre-existing service relationship with such cellular carrier. Under these new policies, broadband PCS providers may offer their subscribers phones which are capable of operating over broadband PCS and cellular networks so that when their subscribers are out of range of broadband PCS networks, they will be able to obtain non-automatic access to cellular networks. The FCC expects that implementation of these roaming capabilities will promote competition between broadband PCS and cellular service providers. The FCC is considering whether cellular, broadband PCS and certain specialized mobile radio providers instead should be required to provide "automatic" roaming service to other providers (i.e., carrier-to-carrier roaming service).

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This numbering portability will include switching between LEC and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs, in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for numbering portability. The FCC has extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2002.

    Also, in August 1999, the FCC added certain additional capabilities necessary to meet requirements under the Communications Assistance for Law Enforcement Act, which are to become applicable by September 2001. Also, issues remain as to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. Aerial will work diligently to comply with all such related requirements in cooperation with industry groups and standard setting bodies.

    The FCC has recently taken action in proceedings:

    - To ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills.

    - To establish safeguards to protect against unauthorized access to customer information (though these rules have been overturned, at least temporarily, by court order).

    - To increase to 55 megahertz ("MHz") in rural areas its 45 MHz "cap" on the amount of spectrum which entities under common ownership and control may hold in a single wireless market and to relax its related cellular cross ownership restriction.

    - To require improved access to telecommunications facilities by persons with disabilities.

    The FCC also has pending proceedings:

    - To implement a wireless billing option under which wireline customers who call wireless customers could be charged for the wireless "airtime" as opposed to the wireless customer receiving the call, as is the case at present ("calling party pays").

    - To implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state.

    - To set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

    Aerial intends to monitor such proceedings and comply with new federal requirements as they become applicable.

    In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 746-764 MHz and 776-794 MHz spectrum bands. The spectrum is to be auctioned, beginning in June 2000, for six regional service areas, in 20 and 10 MHz blocks, to provide a wide range of wireless services. There will be no eligibility restrictions on participation in the auctions for this spectrum. Cellular and PCS carriers and other entities will be eligible to bid in the auction. Use of the spectrum by licensees selected in the auction may be affected by the presence of incumbent broadcast licensees on some of the auctioned frequencies through at least December 31, 2006.

    The FCC is also continuing to implement the Telecommunications Act. The Telecommunications Act provides that implementing its legislative objectives will be the task of the FCC, the state public utilities commissions and a Federal-State Joint Board. Much of this implementation has and continues to be proceeding in numerous, concurrent proceedings with aggressive deadlines. Aerial cannot predict the full extent and nature of developments of the Telecommunications Act, which will depend, in part, upon interrelationships among state and federal regulators.

    The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition, including local telephone service. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

    Only narrow powers over competitive entry are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the Telecommunications Act's universal service provision and necessary for universal services, public safety and welfare, continued service quality and consumer rights.

    The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. In a series of orders adopted in 1997, the FCC established universal service support mechanisms which require telecommunications providers, including all wireless carriers, to contribute. Aerial has made the required universal service worksheet filings and makes the required periodic payments.

    Since enactment, the FCC has adopted orders implementing the local competition provisions of the Telecommunications Act. The FCC found that broadband PCS and certain other wireless providers that are entitled to reciprocal compensation, may not be charged for LEC-originated traffic or for code opening/per-number fees, and may obtain LEC interconnection subject to the terms of the Telecommunications Act. Appeals were taken to the United States Supreme Court from these FCC orders by numerous parties alleging that the FCC has exceeded its statutory mandate, among other matters. On January 25, 1999, the U.S. Supreme Court upheld the FCC's general jurisdiction to implement the local competition provisions of the Telecommunications Act.

    STATE AND LOCAL REGULATION. The scope of state and local regulatory authority covers such matters as the terms and conditions of interconnection between LECs and wireless carriers with respect to intrastate services, customer billing information and practices, billing disputes, other consumer protection matters, facilities construction issues and transfers of control, among other matters. In these areas, particularly the terms and conditions of interconnection between LECs and wireless providers, the FCC and state regulatory authorities share regulatory responsibilities with respect to interstate and intrastate issues, respectively.

    The FCC has pending numerous petitions for preemption of state and local regulations which allege such regulations prohibit or impair the provision of interstate or intrastate telecommunications services. It has also requested public comment on a petition requesting preemption of moratoria imposed by state and local governments on siting of telecommunications facilities, the imposition of state taxes on the gross receipts of Commercial Mobile Radio Service providers and other proposed state taxes based on the asset value of Commercial Mobile Radio Service licenses awarded by the FCC. The FCC has been actively involved in educating state and local regulatory and zoning authorities as to the prohibitions in the Telecommunications Act against the creation of unreasonable and discriminatory zoning, taxation or other barriers to new wireless providers.

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

                                   EMPLOYEES

    TDS enjoys satisfactory employee relations. As of December 31, 1999, 10,150 persons were employed by TDS (2,000 of whom were employed at Aerial), 162 of whom are represented by unions.

--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    The property of TDS consists principally of switching and cell site equipment related to cellular telephone operations; telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations. As of December 31, 1999, TDS's property, plant and equipment, net of accumulated depreciation, totaled approximately $2.1 billion, $1.2 billion at U.S. Cellular and $0.9 billion at TDS Telecom.

    The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for TDS's business operations. The properties of the operating telephone subsidiaries are subject to the lien of the mortgages securing the funded debt of such companies. TDS leases many of its offices and transmitter sites used in its cellular business and owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. All of TDS's cell and transmitter sites and telephone lines are located either on private or public property. Locations on private land are by virtue of easements or other arrangements.

--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

    TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of TDS. See Item 1. Business--"Discontinued Operations."

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1999.

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

    Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report:

(a)  (1) Financial Statements

Consolidated Statements of Operations.......................  Annual Report*
Consolidated Statements of Cash Flows.......................  Annual Report*
Consolidated Balance Sheets.................................  Annual Report*
Consolidated Statements of Common Stockholders' Equity......  Annual Report*
Notes to Consolidated Financial Statements..................  Annual Report*
Consolidated Quarterly Income Information (Unaudited).......  Annual Report*
Report of Independent Public Accountants....................  Annual Report*

------------------------

*   Incorporated by reference from Exhibit 13.

    (2) Schedules

                                                                                      LOCATION
                                                                                      ---------
Report of Independent Public Accountants on Financial Statement Schedules...........  page S-1
I.                      Condensed Financial Information of Registrant-Balance Sheets
                        as of December 31, 1999 and 1998 and Statements of
                        Operations and Statements of Cash Flows for each of the
                        Three Years in the Period Ended December 31, 1999...........  page S-2
II.                     Valuation and Qualifying Accounts for each of the Three
                        Years in the Period Ended December 31, 1999.................  page S-7

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

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
10.1                    Salary Continuation Agreement for LeRoy T. Carlson dated
                        May 20, 1977, as amended May 22, 1981 and May 25, 1984 is
                        hereby incorporated by reference to TDS's Registration
                        Statement on Form S-2, No. 2-92307.

10.2(a)                 Supplemental Benefit Agreement for LeRoy T. Carlson dated
                        March 21, 1980, as amended March 20, 1981 is hereby incorporated by reference to an exhibit to TDS's
                        Registration Statement on Form S-7, No. 2-74615.

10.2(b) Memorandum of Amendment to Supplemental Benefit Agreement dated May 28, 1991 is hereby incorporated by reference to
                        Exhibit 10.2(b) to TDS's Annual Report Form 10-K for the year ended December 31, 1991.

10.3                    Description of Terms of Letter Agreement with Sandra L.
                        Helton dated August 7, 1998 is hereby incorporated by reference to Exhibit 10.3 to TDS's Annual Report on
                        Form 10-K for the year ended December 31, 1998.

10.4(a)                 1988 Stock Option and Stock Appreciation Rights Plan of TDS
                        is hereby incorporated by reference to Exhibit A to TDS's
                        definitive Notice of Annual Meeting and Proxy Statement
                        dated March 31, 1988.

10.4(b)                 Amendment #1 to 1988 Stock Option and Stock Appreciation
                        Rights Plan of TDS is hereby incorporated by reference to
                        Exhibit 10.7(b) to TDS's Annual Report on Form 10-K for the
                        year ended December 31, 1993.

10.4(c)                 Amendment #2 to 1988 Stock Option and Stock Appreciation
                        Rights Plan of TDS is hereby incorporated by reference to
                        Exhibit 10.7(c) to TDS's Annual Report on Form 10-K for the
                        year ended December 31, 1993.

10.5                    Telephone and Data Systems, Inc. 1994 Long-Term Incentive
                        Plan is hereby incorporated by reference to Exhibit 99.1 to
                        TDS's Registration Statement on Form S-8 (Registration
                        No. 33-57257).

10.6(a)                 Telephone and Data Systems, Inc. 1998 Long-Term Incentive
                        Plan is hereby incorporated by reference to Exhibit D to
                        TDS's Proxy Statement/Prospectus dated March 24, 1998, which was part of TDS's Registration Statement on Form S-4
                        (Registration No. 333-42535).

10.6(b)                 Amendment No. 1 to Telephone and Data Systems, Inc. 1998
                        Long Term Incentive Plan, filed herewith.

10.7                    Amended and Restated Supplemental Executive Retirement Plan
                        of TDS is hereby incorporated by reference to Exhibit 10.7 to TDS's Annual Report on Form 10-K for the year ended
                        December 31, 1998.

10.11                   Supplemental Benefit Agreement between United States
                        Cellular Corporation and H. Donald Nelson is hereby incorporated by reference to an exhibit to United States
                        Cellular Corporation's Registration Statement on Form S-1
                        (Registration No. 33-16975).

10.12                   Deferred Compensation Agreement for H. Donald Nelson dated
                        July 15, 1996, is hereby incorporated by reference to
                        Exhibit 10.1 to TDS's Quarterly Report in Form 10-Q for the
                        quarterly period ended September 30, 1996.

10.13                   Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to United States
                        Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the
                        Commission on April 16, 1991.

10.14                   Summary of 1999 Bonus Program for the Senior Corporate Staff
                        on United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.11 to United States Cellular
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1999.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

10.20 TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's
                        Registration Statement on Form S-8 (Registration
                        No. 333-23947).

10.21                   Executive Deferred Compensation Agreement for James
                        Barr III dated January 1, 1998, is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on
                        Form 10-K for the year ended December 31, 1997.

10.22                   Form of TDS Telecommunications Corporation Phantom Stock
                        Option Incentive Agreement between TDS Telecommunications
                        Corporation and James Barr III is hereby incorporated by reference to Exhibit 10.16 to TDS's Annual Report on
                        Form 10-K for the year ended December 31, 1997.

    (b) Reports on Form 8-K filed during the quarter ended December 31, 1999.

    None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of TDS's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 26, 2000

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                                 BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   32,910   $      264
  Temporary investments.....................................         166       --
  Notes receivable from affiliates..........................      80,341       91,354
  Accounts receivable
    Due from subsidiaries...................................       7,409       21,379
    Other...................................................       7,445        3,838
  Prepaid income taxes......................................      26,114        5,064
  Other current assets......................................       5,622        2,621
                                                              ----------   ----------
                                                                 160,007      124,520
                                                              ----------   ----------
INVESTMENT IN SUBSIDIARIES..................................   2,933,405    2,588,893
                                                              ----------   ----------
OTHER INVESTMENTS
  Notes receivable from affiliates..........................      --            6,050
  Marketable equity securities..............................     136,742       --
  Minority interests and other investments..................      33,152       27,724
                                                              ----------   ----------
                                                                 169,894       33,774
                                                              ----------   ----------
PROPERTY AND EQUIPMENT
  Property and equipment, net of accumulated depreciation...      15,425       19,778
                                                              ----------   ----------
OTHER ASSETS AND DEFERRED CHARGES
  Net deferred income taxes.................................     155,944      165,752
  Debt issuance expenses....................................      12,685       13,350
  Development and acquisition expenses......................         143          426
  Other.....................................................         388          483
                                                              ----------   ----------
                                                                 169,160      180,011
                                                              ----------   ----------
NET ASSETS OF DISCONTINUED OPERATIONS.......................     246,801      471,990
                                                              ----------   ----------
                                                              $3,694,692   $3,418,966
                                                              ==========   ==========

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
  Current portion of long-term debt.........................  $      258   $      248
  Notes payable.............................................      --          170,889
  Notes payable to affiliates...............................     373,744      179,606
  Accounts payable
    Due to subsidiaries--Income Taxes.......................      25,043       12,854
    Due to subsidiaries--Other..............................       4,544        3,037
    Other...................................................      14,924        7,637
  Accrued interest..........................................      15,895       16,527
  Other.....................................................       4,445        5,346
                                                              ----------   ----------
                                                                 438,853      396,144
                                                              ----------   ----------
DEFERRED LIABILITIES AND CREDITS
  Postretirement benefits obligation other than pensions....         844          779
  Other.....................................................      12,714        7,717
                                                              ----------   ----------
                                                                  13,558        8,496
                                                              ----------   ----------
LONG-TERM DEBT, excluding current portion (Note A)..........     440,895      441,153
LONG-TERM DEBT, due to affiliates (Note B)..................     309,280      309,280
                                                              ----------   ----------
                                                                 750,175      750,433
                                                              ----------   ----------
PREFERRED SHARES............................................       9,005       25,985
                                                              ----------   ----------
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share, respectively;
   authorized 100,000,000 shares; issued and outstanding
   55,411,746 and 54,988,498 shares, respectively...........         554          550
  Series A Common Shares, par value $.01 per share,
   respectively; authorized 25,000,000 shares; issued and
   outstanding 6,958,691 and 6,949,904 shares,
   respectively.............................................          70           69
  Capital in excess of par value............................   1,897,402    1,882,710
  Accumulated other comprehensive income from
   subsidiaries.............................................     179,071       75,609
  Treasury Shares, at cost, 1,237,207 and 761,220 shares,
   respectively.............................................    (102,975)     (29,439)
  Retained earnings.........................................     508,979      308,409
                                                              ----------   ----------
                                                               2,483,101    2,237,908
                                                              ----------   ----------
                                                              $3,694,692   $3,418,966
                                                              ==========   ==========

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Operating service revenues................................  $  66,600   $  69,768   $  67,349
Cost of sales and operating expenses......................     75,103      76,238      72,249
                                                            ---------   ---------   ---------
  Net operations..........................................     (8,503)     (6,470)     (4,900)
                                                            ---------   ---------   ---------
Other income
  Interest income received from affiliates................     23,343      19,344      14,321
  Gain on sale of investments.............................     --           7,164      10,307
  Other, net..............................................     (2,658)    (10,182)     (4,612)
                                                            ---------   ---------   ---------
                                                               20,685      16,326      20,016
                                                            ---------   ---------   ---------
Income before interest and income taxes...................     12,182       9,856      15,116
Interest expense..........................................     84,965      78,002      49,422
Income tax credit.........................................    (66,796)    (79,394)    (39,423)
                                                            ---------   ---------   ---------
Corporate operations......................................     (5,987)     11,248       5,117
Equity in net income of subsidiaries and other
  investments.............................................    320,138     190,151      94,628
                                                            ---------   ---------   ---------
Net income from continuing operations.....................    314,151     201,399      99,745
                                                            ---------   ---------   ---------
Discontinued operations, net of tax.......................    (84,190)   (136,991)   (109,294)
                                                            ---------   ---------   ---------
Net income (loss).........................................  $ 229,961   $  64,408   $  (9,549)
                                                            =========   =========   =========

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A: The annual requirements for principal payments on long-term debt are $258,000, $270,000, $283,000, $32.1 million, and $7.5 million for the years
     2000 through 2004, respectively.

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

Note C: On September 17, 1999, the Board of Directors of Telephone and Data
     Systems, Inc. decided not to pursue a spin-off of Aerial Communications, Inc. ("Aerial"), an 82.1%-owned subsidiary of TDS, and approved a plan of merger between Aerial and VoiceStream Wireless Corporation ("VoiceStream"). As a result of the merger, Aerial shareholders will receive 0.455 VoiceStream common shares for each share of Aerial stock they own, subject to adjustment in certain circumstances. Aerial public shareholders will have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. This merger is subject to the approval of the Federal Communications Commission. The merger is expected to close in the second quarter of 2000.

     As a result of the board's approval of the plan, the consolidated financial statements and supplemental data of TDS have been adjusted to reflect the results of operations and net assets of Aerial as discontinued operations in accordance with generally accepted accounting principles. Financial statements for prior periods have been reclassified to conform to current year presentation. TDS expects to recognize a net gain on the ultimate disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses of $44.2 million from September 18, 1999 through December 31, 1999.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income from continuing operations.....................  $ 314,151   $ 201,399   $  99,745
  Add (Deduct) adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization...........................      9,859      10,365       9,508
    Gain on sale of investments.............................     --          (7,164)    (10,307)
    Deferred taxes..........................................    (43,839)   (126,354)    (53,068)
    Equity in net income of subsidiaries and other
     investments............................................   (320,138)   (190,151)    (94,628)
    Other noncash expense...................................         31        (394)       (211)
    Change in accounts receivable...........................     (6,949)     27,352     (15,992)
    Change in accounts payable..............................     11,643       6,810       3,612
    Change in accrued taxes.................................     (4,106)      9,310       2,151
    Change in other assets and liabilities..................      3,401       6,058         677
                                                              ---------   ---------   ---------
                                                                (35,947)    (62,769)    (58,513)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowings.................................     --         343,127     144,788
  Repayment of long-term debt...............................       (248)       (239)       (735)
  Change in notes payable...................................   (170,889)   (354,996)    368,658
  Change in notes payable to affiliates.....................    194,138     183,216     (47,990)
  Change in notes receivable from affiliates................     (4,096)   (130,152)    (87,021)
  Change in advances to affiliates..........................     --          --           1,616
  Common stock issued.......................................      7,991       3,391       5,225
  Redemption of preferred shares............................       (531)       (367)       (359)
  Dividends from subsidiaries...............................      7,973      38,391      22,022
  Dividends paid............................................    (29,390)    (28,488)    (27,192)
  Repurchase of Common Shares...............................    (69,014)     --         (69,942)
  Purchase of subsidiary common stock.......................     --          (9,107)     (9,801)
                                                              ---------   ---------   ---------
                                                                (64,066)     44,776     299,269
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions
    Value of assets acquired................................     (2,450)    (14,425)    (47,851)
    Common Shares issued....................................     --          10,028      42,685
    Preferred Shares issued.................................     --          --           3,000
                                                              ---------   ---------   ---------
      Net cash paid for acquisitions........................     (2,450)     (4,397)     (2,166)
  Capital expenditures......................................     (6,703)      6,662     (20,957)
  Payment to subsidiary under contract agreement............     --         (28,696)     --
  Proceeds from sale of investments.........................     --           5,382      20,886
  Investments in subsidiaries...............................        179         262      (2,301)
  Other investments.........................................        (60)        184       2,851
  Change in temporary investments...........................       (166)        132          22
                                                              ---------   ---------   ---------
                                                                 (9,200)    (20,471)     (1,665)
                                                              ---------   ---------   ---------
CASH FLOWS FROM DISCONTINUED OPERATIONS.....................    141,859      38,457    (238,961)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     32,646          (7)        130
CASH AND CASH EQUIVALENTS
  Beginning of period.......................................        264         271         141
                                                              ---------   ---------   ---------
  End of period.............................................  $  32,910   $     264   $     271
                                                              =========   =========   =========

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                       BEGINNING OF   COSTS AND      OTHER                     END OF
DESCRIPTION                               PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                            ------------   ----------   ----------   ----------   ----------
COLUMN A                                 COLUMN B     COLUMN C-1   COLUMN C-2    COLUMN D     COLUMN E
                                                            (DOLLARS IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 1999
Deducted from deferred state tax
  asset:
  For unrealized net operating
   losses............................    $(27,779)     $  2,778     $    (78)    $ --         $(25,079)
  Deducted from accounts receivable:
    For doubtful accounts............      (6,732)      (26,938)      --          23,145       (10,525)
FOR THE YEAR ENDED DECEMBER 31, 1998
Deducted from deferred state tax
  asset:
  For unrealized net operating
   losses............................     (15,602)       (1,023)     (11,154)      --          (27,779)
  Deducted from accounts receivable:
    For doubtful accounts............      (7,850)      (21,254)      --          22,372        (6,732)
FOR THE YEAR ENDED DECEMBER 31, 1997
Deducted from deferred state tax
  asset:
  For unrealized net operating
   losses............................     (13,367)          877       (3,112)      --          (15,602)
  Deducted from accounts receivable:
    For doubtful accounts............    $ (6,090)     $(31,855)    $ --         $30,095      $ (7,850)

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

                                                       TELEPHONE AND DATA SYSTEMS, INC.

                                                       By:             /s/ LEROY T. CARLSON
                                                            -----------------------------------------
                                                                         LeRoy T. Carlson
                                                                             CHAIRMAN

                                                       By:          /s/ LEROY T. CARLSON, JR.
                                                            -----------------------------------------
                                                                      LeRoy T. Carlson, Jr.
                                                               PRESIDENT, (CHIEF EXECUTIVE OFFICER)

                                                       By:             /s/ SANDRA L. HELTON
                                                            -----------------------------------------
                                                                         Sandra L. Helton
                                                                EXECUTIVE VICE PRESIDENT--FINANCE
                                                                    (CHIEF FINANCIAL OFFICER)

                                                       By:             /s/ D. MICHAEL JACK
                                                            -----------------------------------------
                                                                         D. Michael Jack
                                                                  VICE PRESIDENT AND CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

Dated March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                  TITLE                   DATE
                      ---------                                  -----                   ----
                /s/ LEROY T. CARLSON
     -------------------------------------------       Director                     March 29, 2000
                  LeRoy T. Carlson

              /s/ LEROY T. CARLSON, JR.
     -------------------------------------------       Director                     March 29, 2000
                LeRoy T. Carlson, Jr.

                /s/ SANDRA L. HELTON
     -------------------------------------------       Director                     March 29, 2000
                  Sandra L. Helton

                 /s/ JAMES BARR III
     -------------------------------------------       Director                     March 29, 2000
                   James Barr III

               /s/ WALTER C.D. CARLSON
     -------------------------------------------       Director                     March 29, 2000
                 Walter C.D. Carlson

              /s/ LETITIA G.C. CARLSON
     -------------------------------------------       Director                     March 29, 2000
                Letitia G.C. Carlson

                      SIGNATURE                                  TITLE                   DATE
                      ---------                                  -----                   ----
                /s/ HERBERT S. WANDER
     -------------------------------------------       Director                     March 29, 2000
                  Herbert S. Wander

               /s/ DONALD C. NEBERGALL
     -------------------------------------------       Director                     March 29, 2000
                 Donald C. Nebergall

                  /s/ GEORGE W. OFF
     -------------------------------------------       Director                     March 29, 2000
                    George W. Off

                /s/ MARTIN L. SOLOMON
     -------------------------------------------       Director                     March 29, 2000
                  Martin L. Solomon

                 /s/ KEVIN A. MUNDT
     -------------------------------------------       Director                     March 29, 2000
                   Kevin A. Mundt

                /s/ MURRAY L. SWANSON
     -------------------------------------------       Director                     March 29, 2000
                  Murray L. Swanson

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------
       3.1              Restated Certificate of Incorporation, as amended, are
                        hereby incorporated by reference to Exhibit 3.1 to TDS's
                        Report on Form 8-A/A filed on July 10, 1998.

       3.2              Restated By-laws, as amended, filed herewith.

       4.1 Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS's
                        Report on Form 8-A/A filed on July 10, 1998.

       4.2              Restated By-laws, as amended, filed herewith as
                        Exhibit 3.2.

       4.3(a)           The Indenture between TDS and Harris Trust and Savings Bank,
                        Trustee, dated February 1, 1991, under which TDS's
                        Medium-Term Notes are issuable, is hereby incorporated by
                        reference to TDS's Current Report on Form 8-K filed on
                        February 19, 1991.

       4.3(b)           Form of First Supplemental Indenture with Harris Trust and
                        Savings Bank is hereby incorporated by reference to
                        Exhibit 4.1(b) of Post Effective Amendment No. 1 to
                        Form S-3 (Registration No. 33-68456).

       4.4(a)           Revolving Credit Agreement, dated as of June 7, 1996, among
                        TDS and the First National Bank of Boston, as agent and
                        LaSalle National Bank and Toronto Dominion (Texas), Inc. as
                        co-agents, is hereby incorporated by reference to the
                        registrant's Form 8-K dated July 1, 1996.

       4.4(b) Amendment No. 1 to Revolving Credit Agreement, filed herewith.

       4.4(c) Assignment and Assumption Agreement with respect to Revolving Credit Agreement, filed herewith.

       4.5              The Trust Indenture dated as of November 4, 1996 between
                        Aerial Communications, Inc. as issuer, TDS as guarantor, and
                        The First National Bank of Chicago, as trustee for Aerial's
                        Series A Zero Coupon Notes, is hereby incorporated by
                        reference to Exhibit 4.1 to Aerial's Current Report on
                        Form 8-K filed on November 29, 1996.

       4.6              The Trust Indenture, dated as of February 5, 1998, between
                        Aerial Communications, Inc. as issuer, TDS as guarantor, and
                        The First National Bank of Chicago, as trustee for Aerial's
                        Series B Zero Coupon Notes, is hereby incorporated by
                        reference to Exhibit 4.1 to Aerial's Current Report on
                        Form 8-K filed on April 29, 1998.

       4.7(a)           The Amended and Restated Declaration of Trust, dated
                        November 18, 1997, by and among TDS, as Sponsor, the Trust,
                        The First National Bank of Chicago, as Property Trustee,
                        First Chicago Delaware, Inc., as Delaware Trustee and the
                        Regular Trustees named therein, is hereby incorporated by
                        reference to Exhibit 4.1 to TDS's Current Report on
                        Form 8-K filed on December 2, 1997, dated November 18, 1997.

       4.7(b)           The Amended and Restated Declaration of Trust, dated
                        February 10, 1998, by and among TDS, as Sponsor, the Trust,
                        The First National Bank of Chicago, as Property Trustee,
                        First Chicago Delaware, Inc., as Delaware Trustee and the
                        Regular Trustees named therein, is hereby incorporated by
                        reference to Exhibit 4.1 to TDS's Current Report on
                        Form 8-K filed on April 28, 1998, dated February 10, 1998.

       4.7(c)           Form of First Supplemental Indenture to Amended and Restated
                        Declaration of Trust relating to assumption of TDS Delaware is hereby incorporated by reference to Exhibit 4.7 of Post
                        Effective Amendment No. 1 to Form S-3 (Registration
                        No. 333-38355).

       4.8(a)           The Subordinated Indenture, dated October 15, 1997, by and between TDS and the First National Bank of Chicago, as
                        Trustee under which the Trust Originated Preferred
                        Securities are issuable, is hereby incorporated by reference to Exhibit 4.3 to TDS's Current Report on Form 8-K filed on
                        December 2, 1997, dated November 18, 1997.

       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------
       4.8(b)           The Supplemental Indenture dated November 18, 1997, by and between TDS and the First National Bank of Chicago, as
                        Trustee under which the Trust Originated Preferred
                        Securities are issuable, is hereby incorporated by reference to Exhibit 4.4 to TDS's Current Report on Form 8-K filed on
                        December 2, 1997, dated November 18, 1997.

       4.8(c)           The Second Supplemental Indenture, dated as of February 10,
                        1998, by and among TDS and The First National Bank of
                        Chicago, as Debt Trustees, is hereby incorporated by
                        reference to Exhibit 4.3 to TDS's Current Report on
                        Form 8-K filed on April 28, 1998, dated February 10, 1998.

       4.8(d)           Form of Third Supplemental Indenture to Subordinated
                        Indenture relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.9 of Post Effective
                        Amendment No. 1 to Form S-3 (Registration No. 333-38355).

       4.9(a)           The Preferred Securities Guarantee Agreement, dated as of
                        November 18, 1997, by and among TDS and The First National
                        Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust Preferred Securities of the Trust, is
                        hereby incorporated by reference to Exhibit 4.2 to TDS's
                        Current Report on Form 8-K filed on December 2, 1997, dated
                        November 18, 1997.

       4.9(b)           The Preferred Securities Guarantee Agreement, dated as of
                        February 10, 1998, by and among TDS and The First National
                        Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust Preferred Securities of the Trust, is
                        hereby incorporated by reference to Exhibit 4.2 to TDS's
                        Current Report on Form 8-K filed on April 28, 1998, dated
                        February 10, 1998.

       4.9(c)           Form of First Supplemental Indenture to Preferred Securities
                        Guarantee Agreement relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.8 of Post
                        Effective Amendment No. 1 to Form S-3 (Registration
                        No. 333-38355).

       9.1(a)           Voting Trust Agreement, dated as of June 30, 1989, is hereby incorporated by reference to an exhibit to Post-Effective
                        Amendment No. 3 to TDS's Registration Statement on
                        Form S-1, No. 33-12943.

       9.1(b)           Amendment dated as of May 9, 1991 to the Voting Trust
                        Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.2 to TDS's Annual Report on
                        Form 10-K for the year ended December 31, 1991.

       9.1(c)           Amendment dated as of November 20, 1992, to the Voting Trust
                        Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 9.1(c) to TDS's Annual
                        Report on Form 10-K for the year ended December 31, 1992.

       9.1(d)           Amendment dated as of May 22, 1998, to the Voting Trust
                        Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 99.3 to TDS's Current
                        Report on Form 8-K filed on June 5, 1998.

      10.1              Salary Continuation Agreement for LeRoy T. Carlson dated
                        May 20, 1977, as amended May 22, 1981 and May 25, 1984 is hereby incorporated by reference to TDS's Registration
                        Statement on Form S-2, No. 2-92307.

      10.2(a)           Supplemental Benefit Agreement for LeRoy T. Carlson dated
                        March 21, 1980, as amended March 20, 1981, is hereby incorporated by reference to an exhibit to TDS's
                        Registration Statement on Form S-7, No. 2-74615.

      10.2(b) Memorandum of Amendment to Supplemental Benefit Agreement dated as of May 28, 1991, is hereby incorporated by reference to Exhibit 10.2(b) to TDS's Annual Report on
                        Form 10-K for the year ended December 31, 1991.

      10.3              Description of Terms of Letter Agreement with Sandra L.
                        Helton dated August 7, 1998 is hereby incorporated by reference to Exhibit 10.3 to TDS's Annual Report on
                        Form 10-K for the year ended December 31, 1998.

       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------
      10.4(a)           1988 Stock Option and Stock Appreciation Rights Plan of TDS,
                        is hereby incorporated by reference to Exhibit A to TDS's
                        definitive Notice of Annual Meeting and Proxy Statement
                        dated March 31, 1988.

      10.4(b)           Amendment #1 to 1988 Stock Option and Stock Appreciation
                        Rights Plan of TDS, is hereby incorporated by reference to
                        Exhibit 10.7(b) to TDS's Annual Report on Form 10-K for the
                        year ended December 31, 1993.

      10.4(c)           Amendment #2 to 1988 Stock Option and Stock Appreciation
                        Rights Plan of TDS, is hereby incorporated by reference to
                        Exhibit 10.7(c) to TDS's Annual Report on Form 10-K for the
                        year ended December 31, 1993.

      10.5              Telephone and Data Systems, Inc. 1994 Long-Term Incentive
                        Plan is hereby incorporated by reference to Exhibit 99.1 to
                        TDS's Registration Statement on Form S-8 (Registration
                        No. 33-57257).

      10.6(a)           Telephone and Data Systems, Inc. 1998 Long-Term Incentive
                        Plan is hereby incorporated by reference to Exhibit D to
                        TDS's Proxy Statement/Prospectus dated March 24, 1998 which was part of TDS's Registration Statement on Form S-4
                        (Registration No. 333-42535).

      10.6(b)           Amendment No. 1 to Telephone and Data Systems, Inc. 1998
                        Long-term Incentive Plan, filed herewith.

      10.7              Amended and Restated Supplemental Executive Retirement Plan
                        is hereby incorporated by reference to Exhibit 10.7 to TDS's
                        Annual Report on Form 10-K for the year ended December 31,
                        1998.

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

      10.12             Deferred Compensation Agreement for H. Donald Nelson dated
                        July 15, 1996, is hereby incorporated by reference to
                        Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1996.

      10.13             Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to United States
                        Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the
                        Commission on April 16, 1991.

      10.14             Summary of 1999 Bonus Program for the Senior Corporate Staff
                        on United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.11 to United States Cellular
                        Corporation's Annual Report on Form 10-K for the year ended
                        December 31, 1999.

      10.15             United States Cellular Corporation 1994 Long-Term Incentive
                        Plan is hereby incorporated by reference to Exhibit 99.1 to
                        United States Cellular Corporation's Registration Statement
                        on Form S-8 (Registration No. 33-57255).

       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------
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

      10.20 TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's
                        Registration Statement on Form S-8 (Registration
                        No. 333-23947).

      10.21             Executive Deferred Compensation Agreement for James
                        Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on
                        Form 10-K for the year ended December 31, 1997.

      10.22             Form of TDS Telecommunications Corporation Phantom Stock
                        Option Incentive Agreement between TDS Telecommunications
                        Corporation and James Barr III is hereby incorporated by reference to Exhibit 10.16 to TDS's Annual Report on
                        Form 10-K for the year ended December 31, 1997.

      10.23             Credit Agreement dated June 30, 1998, by and between Nokia
                        Telecommunications Inc. and Aerial Communications, Inc., is
                        hereby incorporated by reference to Exhibit 99.1 of Aerial
                        Communications, Inc.'s Form 8-K dated June 30, 1998 and
                        filed on November 9, 1998.

      10.24             Investment Agreement by and between Aerial Communications,
                        Inc., TDS, Aerial Operating Company, Inc. and Sonera Ltd. is
                        hereby incorporated by reference to Exhibit 99.2 of the
                        Aerial Form 8-K dated September 8, 1998 and filed on
                        September 17, 1998.

      10.25             Registration Rights Agreement by and between Aerial
                        Communications, Inc. and Sonera Ltd. is hereby incorporated by reference to Exhibit 99.3 of the Aerial Form 8-K dated
                        September 8, 1998 and filed on September 17, 1998.

      10.26             Joint Venture Agreement by and between Aerial
                        Communications, Inc., Aerial Operating Company, Inc. and
                        Sonera Corporation U.S., is hereby incorporated by reference to Exhibit 99.4 of the Aerial Form 8-K dated September 8,
                        1998 and filed on September 17, 1998.

      10.27             Supplemental Agreement by and between Aerial Communications,
                        Inc., Aerial Operating Company, Inc. and Sonera Ltd., is
                        hereby incorporated by reference to Exhibit 99.5 of the
                        Aerial Form 8-K dated September 8, 1998 and filed on
                        September 17, 1998.

      10.28             Agreement and Plan of Reorganization dated September 17,
                        1999 among VoiceStream Wireless Corporation, VoiceStream
                        Wireless Holding Corporation, VoiceStream Subsidiary III
                        Corporation, Aerial Communications, Inc., and TDS is hereby incorporated by reference to Exhibit 99.2 of TDS's Form 8-K dated September 17, 1999 and filed on September 28,1999.

      10.29             Stockholder Agreement dated September 17, 1999 by and
                        between Telephone and Data Systems, Inc. and stockholder of
                        Aerial Communications, Inc., and VoiceStream Wireless
                        Corporation, and VoiceStream Wireless Holding Corporation is
                        hereby incorporated by reference to Exhibit 99.3 of TDS's
                        Form 8-K dated September 17, 1999 and filed on
                        September 28,1999.

       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------
      10.30             Indemnity Agreement dated September 17, 1999 among
                        VoiceStream Wireless Corporation, VoiceStream Wireless
                        Holding Corporation, Aerial Communications, Inc., Aerial
                        Operating Company, Inc., and TDS is hereby incorporated by reference to Exhibit 99.4 of TDS's Form 8-K dated
                        September 17, 1999 and filed on September 28,1999.

      10.31             Debt/Equity Replacement Agreement dated as of September 17,
                        1999 made by and among TDS, Aerial Communications, Inc.,
                        Aerial Operating Company, Inc., VoiceStream Wireless
                        Corporation and VoiceStream Wireless Holding Corporation is
                        hereby incorporated by reference to Exhibit 99.5 of TDS's
                        Form 8-K dated September 17, 1999 and filed on
                        September 28,1999.

      10.32             Parent Stockholder Agreement dated as of September 17, 1999 by and among Aerial Communications, Inc., TDS, VoiceStream
                        Wireless Corporation, VoiceStream Wireless Holding
                        Corporation and certain individuals and entities set forth therein, is hereby incorporated by reference to
                        Exhibit 99.6 of TDS's Form 8-K dated September 17, 1999 and filed on September 28,1999.

      10.33             Settlement Agreement and Release dated as of September 17,
                        1999 by and among Sonera Ltd., Sonera Corporation U.S., TDS,
                        Aerial Communications, Inc., and Aerial Operating Company,
                        Inc. is hereby incorporated by reference to Exhibit 99.7 of
                        TDS's Form 8-K dated September 17, 1999 and filed on
                        September 28,1999.

      11                Statement regarding computation of per share earnings
                        (included in Footnote 4 to financial statements in Exhibit 13).

      12                Statements regarding computation of ratios.

      13                Incorporated portions of 1999 Annual Report to Security
                        Holders.

      21                List of Subsidiaries of TDS.

      23                Consent of independent public accountants.

      27.1              Financial Data Schedule for the year ended December 31, 1999

      27.2              Financial Data Schedule for the three months ended
                        March 31, 1999 and the six months ended June 30, 1999, as restated.

      27.3              Financial Data Schedule for the three months ended
                        March 31, 1998, the six months ended June 30, 1998, the nine months ended September 30, 1998 and the year ended
                        December 31, 1998, as restated.

      27.4              Financial Data Schedule for the year ended December 31,
                        1997, as restated.

[LOGO]
  TELEPHONE AND DATA SYSTEMS, INC.

   30 North LaSalle Street
   Chicago, Illinois 60602
   312/630-1900