Form 10-Q
period 2000-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2000-05-15
CIK 1051512

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


 X      QUARTERLY REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 March 31, 2000
                               -------------------------------------------------
                                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               --------------------     --------------------
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

                   30 North LaSalle Street, Chicago, Illinois
              ---------------------------------------------------
                 60602 (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code: (312) 630-1900

                                  Not Applicable
            ---------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes   X    No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                        Outstanding at April 28, 2000
        -----------------------------             ------------------------------
        Common Shares, $.01 par value                    53,557,625 Shares
    Series A Common Shares, $.01 par value                6,958,391 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                         1ST QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition            2-13

                Consolidated Statements of Income -
                   Three Months Ended March 31, 2000 and 1999                 14

                Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2000 and 1999                 15

                Consolidated Balance Sheets -
                   March 31, 2000 and December 31, 1999                    16-17

                Notes to Consolidated Financial Statements                 18-25


Part II.     Other Information                                                26


Signatures                                                                    27

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------

Telephone  and Data  Systems,  Inc.  ("TDS" or the  "Company")  is a diversified telecommunications company which provides high-quality telecommunications services to 3.4 million wireless telephone and telephone customer units. TDS's business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications. The Company conducts substantially all of its wireless telephone operations through its 81.3%-owned subsidiary, United States Cellular Corporation ("U.S. Cellular") and its wireline telephone operations through its wholly-owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom").

Merger of Aerial Communications, Inc.

In 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream"). As a result of the merger, Aerial shareholders will receive 0.455 VoiceStream common shares for each share of Aerial stock they own. Aerial public shareholders will have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock.

As a result of the board's approval of the plan, the consolidated financial statements and supplemental data of TDS have been adjusted to reflect the results of operations and net assets of Aerial as discontinued operations in accordance with generally accepted accounting principles. Financial statements for prior periods have been reclassified to conform to current year presentation.

TDS expected to recognize a net gain on the disposition of Aerial and, accordingly, deferred recognition of Aerial's net operating losses of $69.3 million from September 18, 1999 through March 31, 2000.

The merger closed on May 4, 2000. TDS received 35,570,493 shares of VoiceStream common stock, approximately 14% of VoiceStream's common shares on a fully converted basis, valued at $3.9 billion at closing. TDS will recognize a gain of approximately $2.25 billion on this transaction.

TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany debt due from Aerial amounting to less than $100 million was repaid at the closing of the merger.

RESULTS OF OPERATIONS
---------------------

Three Months Ended 3/31/00 Compared to Three Months Ended 3/31/99
-----------------------------------------------------------------

Operating Revenues increased 11% ($49.3 million) during the first three months of 2000 primarily as a result of a 17.5% increase in customer units served. U.S. Cellular's operating revenues increased 10% ($34.1 million) as customer units served increased by 437,000, or 19.3%, since March 31, 1999, to 2,707,000. TDS Telecom operating revenues increased 12% ($15.2 million) as total access lines increased by 63,900, or 11%, since March 31, 1999 to 662,300.

Operating Expenses rose 10% ($36.4 million) in the first three months of 2000 reflecting growth in operations. U.S. Cellular's operating expenses increased 9% ($25.1 million) and TDS Telecom's expenses increased 11% ($11.3 million).

Operating Income increased 16% to $92.0 million in the first three months of 2000 from $79.1 million in 1999. U.S. Cellular's operating income increased 17% to $61.2 million in the first three months of 2000 from $52.1 million in 1999 and its operating income margin, as a percentage of service revenues, expanded to 17.7% in 2000 from 16.5% in 1999. TDS Telecom's operating income increased 14% to $30.9 million in the first three months of 2000 from $27.0 million in 1999 and its operating margin expanded to 21.4% in 2000 from 20.9% in 1999.

Investment and Other Income (Expense) totaled $9.3 million in 2000 and $10.5 million in 1999.

Investment Income, net, the Company's share of income in unconsolidated entities in which the Company has a minority interest, and follows the equity method of accounting decreased 75% ($5.0 million) in the first three months of 2000. The decrease was primarily due to decreased operating results related to the paging interest offset somewhat by an increase in the aggregate operating results of minority-owned cellular interests. Investment income is net of amortization relating to these minority interests.

As of March 31, 2000, the carrying value of the paging investment was approximately $78 million. The Company has evaluated the carrying value of the paging investment and will continue to review the carrying value considering the operations of the investment and the general conditions of the paging industry.

Minority Share of Income includes the minority public shareholders' share of U.S. Cellular's net income, the minority shareholders' or partners' share of U.S. Cellular's subsidiaries' net income or loss and other minority interests. The increase in minority share of income is primarily due to the increase in U.S. Cellular's net income.


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                   2000        1999      Change
                                                   ----        ----      ------
                                                      (Dollars in thousands)
Minority Share of Income
  U.S. Cellular
     Minority Public Shareholders'             $ (9,037)   $ (5,297)   $ (3,740)
     Minority Shareholders' or Partners'         (1,015)     (1,483)        468
                                               ---------   ---------   ---------
                                                (10,052)     (6,780)     (3,272)
  Other                                            (193)       (181)        (12)
                                               ---------   ---------   ---------
                                               $(10,245)   $ (6,961)   $ (3,284)
                                               =========   =========   =========


Gain on Sale of Cellular and Other Investments totaled $17.9 million in the first three months of 2000 and $11.6 million in the first three months of 1999 as the Company sold certain non- strategic minority cellular interests and other investments.

Interest Expense decreased 11% ($2.7 million) in the first three months of 2000. The decline in interest expense is primarily due to reduced short-term debt balances.

Income Tax Expense increased 33% ($8.1 million) in 2000 primarily due to increased pretax income as a result of improved operations. The overall effective tax rate on continuing operations was 45.6% in 2000 and 42.9% in 1999. The increase in the effective tax rate was primarily due to the tax effect of the gains.

Net Income From Continuing Operations totaled $39.4 million, or $.63 diluted earnings per share, in the first three months of 2000, compared to $33.0 million, or $.52 diluted earnings per share, in the first three months of 1999. The increase in net income from continuing operations and earnings per share primarily reflects improved operating results. A summary of net income available to common and diluted earnings per share from continuing operations and gains from the sale of cellular and other investments is shown below.

                                                             Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               2000       1999
                                                             -------    -------
                                                        (Dollars in thousands,
                                                       except per share amounts)
Net Income From Continuing Operations
   Operations                                              $ 32,261     $ 26,013
   Gains                                                      7,090        7,021
                                                            -------     --------
                                                           $ 39,351     $ 33,034
                                                            -------     --------
Diluted Earnings Per Share From Continuing Operations
   Operations                                              $    .52     $    .41
   Gains                                                        .11          .11
                                                            -------     --------
                                                           $    .63     $    .52
                                                            =======     ========


Net Income Available to Common totaled $39.2 million, or $.63 diluted earnings per share, in the first three months of 2000, compared to $10.1 million, or $.16 diluted earnings per share, in the first three months of 1999. The net income available to common in 1999 was reduced by the Loss From Discontinued Operations of $22.6 million or $.36 per diluted share. Losses of $25.1 million in the first three months of 2000 have been deferred and will be offset against the expected gain upon closing of the merger.


U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation ("U.S. Cellular"), an 81.3%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Rapid growth in the customer base is a primary reason for the growth in U.S. Cellular's results of operations. The number of customer units served increased by 437,000, or 19.3%, since March 31, 1999, to 2,707,000.


                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                           2000            1999
                                                          ------          ------
                                                         (Dollars in thousands)
Operating Revenue
   Local retail                                       $ 247,540        $ 213,511
   Inbound roaming                                       73,251           70,964
   Long-distance and other                               25,169           30,719
                                                       --------         --------
     Service Revenue                                    345,960          315,194
   Equipment sales                                       14,127           10,791
                                                       --------         --------
                                                        360,087          325,985
                                                       --------         --------
Operating Expenses
   System operations                                     47,184           58,691
   Marketing and selling                                 69,458           58,305
   Cost of equipment sold                                34,597           25,441
   General and administrative                            81,687           79,519
   Depreciation                                          51,169           41,616
   Amortization                                          14,839           10,299
                                                       --------         --------
                                                        298,934          273,871
                                                       --------         --------

Operating Income                                      $  61,153        $  52,114
                                                       ========         ========

Operating revenue increased 10% ($34.1 million) in the first three months of 2000 primarily related to the increase in customer units. However, total average monthly service revenue per customer decreased $3.70 to $43.48 in the first three months of 2000 from $47.18 in 1999. The decline in average monthly service revenue per customer is primarily related to lower retail revenue per customer ($.85), the larger increase in the customer base than in roaming revenues ($1.41) and the reduction in long-distance charges on roaming minutes of use ($1.44).

Local retail revenue increased 16% ($34.0 million) in the first three months of 2000 due primarily to the 19.3% customer growth. Average local minutes of use per retail customer increased 27% to 128 in 2000 from 101 in 1999, while average local retail revenue per minute continued to decline in 2000. Competitive pressures and U.S. Cellular's use of pricing and other incentive programs in order to stimulate overall usage resulted in a lower average revenue per minute of use. Average monthly local retail revenue per customer declined 3% ($.85) to $31.11 in 2000 from $31.96 in 1999.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) increased 3% ($2.3 million) in the first three months of 2000. The growth in inbound roaming revenue in 2000 was affected by an increase in roaming minutes of use and a decrease in revenue per minute due to the downward trend in negotiated rates. Both the increase in minutes of use and the decrease in revenue per minute of use were significantly affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout 2000 due to these pricing programs being present in both periods of comparison. Additionally, as new wireless operators begin service in U.S. Cellular markets, roaming partners could switch their business to these new operators, further slowing the growth in inbound roaming minutes of use. It is also anticipated that average inbound roaming revenue per minute of use will also continue to decline. Average monthly inbound roaming revenue per U.S. Cellular customer decreased 13% ($1.41) to $9.21 in 2000 compared to $10.62 in 1999. The decrease is attributable to a larger increase in the U.S. Cellular customer base than in inbound roaming revenue.

Long-distance and other revenue decreased 18% ($5.6 million) in the first three months of 2000. While the volume of long-distance calls have increased, long-distance revenue declined due to price reductions primarily related to long-distance charges on roaming minutes of use. These reductions, similar to the price reductions on roaming airtime charges, are a continuation of the industry trend toward reduced per minute prices. The price reductions also reduced the growth in the outbound roaming expense component of system operations expense by approximately the same amount, resulting in no material effect on U.S. Cellular's operating cash flow or operating income. Average monthly long-distance and other revenue per customer decreased 31% ($1.44) to $3.16 in 2000 compared to $4.60 in 1999.

Operating expenses increased 9% ($25.1 million) during the first three months of 2000. The increase is primarily related to costs incurred to expand the customer base and increased depreciation and amortization expense, offset somewhat by a decrease in system operations expense.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. Marketing and selling expenses increased 19% ($11.2 million) in the first three months of 2000 while cost of equipment sold increased 36% ($9.2 million). These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Equipment sales revenue increased 31% ($3.3 million) in the first three months of 2000. Cost per gross customer addition increased to $338 in 2000 from $319 in 1999. Gross customer activations increased to 266,000 in 2000 from 229,000 in 1999. The increase in cost per gross customer addition was primarily driven by increased commissions, which resulted from an increase in percentage of gross activations produced by agents, and an increase in equipment subsidies primarily driven by the sale of more dual-mode phones, which on average generate greater equipment subsidies than the sale of analog phones. The increase in sales of dual-mode phones is related to the growth in number of U.S. Cellular's systems providing digital coverage, which enables U.S. Cellular to offer its customers more features, better clarity and increased roaming capabilities.

System operations expenses (costs to provide service) decreased 20%
($11.5 million) and
consumed 13.6% of service revenues in 2000 and 18.6% in 1999. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. The decrease in system operations expense was primarily due to the $16.1 million decrease in net outbound roaming expenses reflecting a reduction in cost per minute of use related to the lower roaming prices in the industry discussed previously. The decrease was partially offset by the effect of increases in local and roaming minutes of use.

General and administrative expenses increased 3% ($2.2 million) and consumed 23.6% of service revenues in 2000 and 25.2% in 1999. The overall increase in administrative expenses reflects the growing customer base and other expenses incurred related to the growth in U.S. Cellular's business. U.S. Cellular incurred additional costs in 2000 by providing dual-mode phone units to customers who migrated from analog to digital rate plans. This increase was partially offset by decreases in consulting expenses and nonincome taxes.

Depreciation expense increased 23% ($9.6 million) in 2000 primarily due to the 12% increase in average fixed assets since March 31, 1999, and a reduction in the useful lives of certain assets beginning in 2000. Amortization expense increased 44% ($4.5 million) in 2000 primarily related to U.S. Cellular's new billing and information system. Beginning October 1, 1999, U.S. Cellular began amortizing the development costs of the new billing and information system, totaling $118 million, over a seven year period.

Operating income increased 17% ($9.0 million) to $61.2 million in the first three months of 2000. The improvement was primarily driven by the substantial growth in customer units and revenue. Operating margin, as a percent of service revenue, improved to 17.7% in 2000 compared to 16.5% in 1999.

Management expects service revenues to continue to grow during the remainder of 2000; however, management anticipates that average monthly revenue per customer will decrease in 2000 as local retail and inbound roaming revenue per minute of use decline and as U.S. Cellular further penetrates the consumer market. Management continues to believe seasonal trends exist in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide PCS services have initiated service in certain of U.S. Cellular's markets over the past four years. U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of its market clusters throughout 2000 and 2001. U.S. Cellular has increased its advertising since 1997 to promote its brand and to distinguish its service from other wireless communications providers. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine how this additional competition is affecting U.S. Cellular's results. Management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in U.S. Cellular's markets.

TDS TELECOM OPERATIONS

TDS operates  its wireline  telephone  business  through TDS  Telecommunications
Corporation ("TDS Telecom"), a wholly-owned subsidiary. Total access lines served by TDS Telecom increased by 63,900, or 11%, since March 31, 1999 to 662,300. TDS Telecom's 104 incumbent local exchange ("ILEC") subsidiaries served 576,100 access lines at March 31, 2000, a 4% increase over the 554,900 access lines at March 31, 1999. TDS Telecom's competitive local exchange ("CLEC") subsidiaries served 86,200 access lines at March 31, 2000 compared to 43,500 access lines at March 31, 1999. TDS Telecom plans to expand its CLEC operations into certain mid-sized cities which are geographically proximate to existing TDS Telecom markets.


                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                            2000         1999
                                                           ------       ------
                                                          (Dollars in thousands)
Local Telephone Operations
   Operating Revenue
       Local service                                     $  40,111    $  36,389
       Network access and long-distance                     69,256       66,297
       Miscellaneous                                        17,004       15,601
                                                          ---------    ---------
                                                           126,371      118,287
                                                          ---------    ---------
   Operating Expenses
     Operating expenses                                     62,035       59,558
     Depreciation and Amortization                          30,760       29,272
                                                         ---------     ---------
                                                            92,795       88,830
                                                         ---------     ---------

              Local Telephone Operating Income           $  33,576    $  29,457
                                                         ---------    ----------
Competitive Local Exchange Operations
   Operating Revenue                                     $  18,214    $  11,103
                                                         ---------    ---------
Operating Expenses
     Operating expenses                                     18,968       12,321
     Depreciation and Amortization                           1,960        1,285
                                                         ---------    ----------
                                                            20,928       13,606
                                                         ---------    ----------
         Competitive Local Exchange Operating (Loss)        (2,714)      (2,503)
                                                         ----------   ----------
   Intercompany revenues                                      (415)        (425)
   Intercompany expenses                                      (415)        (425)
                                                         ----------   ----------

     Operating Income                                    $  30,862    $  26,954
                                                         =========    ==========

Operating revenue increased 12% ($15.2 million) in the first three months of 2000, reflecting primarily customer growth.

Revenue from local telephone operations increased 7% ($8.1 million) in the first three months of 2000. Average monthly revenue per access line increased 3% ($1.88) to $73.41 in the first three months of 2000 from $71.53 in the first three months of 1999. Local service revenue increased 10% ($3.7 million) during 2000. Access line growth increased revenues by $1.7 million while the sale of custom-calling and advanced features increased revenues by $1.3 million. Rate increases added $750,000 to revenues. Average monthly local service revenue per access line was $23.30 in 2000 and $22.01 in 1999. Network access and long-distance revenue increased 4% ($3.0 million) during 2000. Revenue generated from access minute growth due to increased network usage increased $1.6 million in 2000. Compensation from state and national revenue pools due to increased costs of providing network access added $1.0 million to revenues. Average monthly network access and long-distance revenue per access line was $40.23 in 2000 and $40.09 in 1999. Miscellaneous revenue increased 9% ($1.4 million) during 2000. Average monthly miscellaneous revenue per access line was $9.88 in 2000 and $9.43 in 1999.

Revenue from competitive local exchange operations increased 64% ($7.1 million) in the first three months of 2000 as access lines served increased to 86,200 at March 31, 2000 from 43,500 at March 31, 1999.

Operating expenses increased 11% ($11.3 million) during 2000. Expenses from local telephone operations increased by 4% ($4.0 million) in the first three months of 2000. Local telephone expenses as a percent of local telephone revenues were 73.4% in the first three months of 2000 and 75.1% in 1999. Cash operating expenses increased by 4% ($2.5 million) in 2000 while depreciation and amortization increased 5% ($1.5 million). Local telephone operating expenses are expected to increase due to inflation and the development and introduction of new revenue-producing programs. Competitive local exchange operating expenses increased 54% ($7.3 million) in the first three months of 2000 due primarily to the costs incurred to grow the customer base and provide competitive local exchange services.

Operating income increased 14% ($3.9 million) to $30.9 million in the first three months of 2000 reflecting improved local telephone operations operating results. Operating income from local telephone operations increased 14% ($4.1 million) to $33.6 million. Operating loss from competitive local exchange operations increased 8% ($211,000).

Operating income from local telephone operations should remain fairly stable or increase slightly with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings. Operating income from competitive local exchange operations is expected to decline somewhat in the next three quarters due to costs associated with continued expansion into new markets.


Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101")." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial satements. On March 24, 2000, the SEC issued Staff Accounting Bulletin No. 101A "Amendment:
Revenue Recognition in Financial Statements". SAB 101A allows companies to defer the reporting of a change in accounting principle, as required by SAB 101, until the second quarter of the current fiscal year. Management is currently analyzing the impact of this bulletin.
                                        9

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows From Continuing Operating Activities. The Company is generating substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $144.6 million in the first three months of 2000 compared to $100.5 million in 1999.

Net income from continuing operations excluding all noncash items increased 23% ($27.8 million) to $147.4 million in the first three months of 2000. The increase primarily reflects the 18% ($29.2 million) growth in aggregate operating cash flow (operating income plus depreciation and amortization). Changes in assets and liabilities from operations required $2.8 million in 2000 and $19.1 million in 1999.

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                         2000            1999
                                                        ------          ------
                                                          (Dollars in thousands)

Net Income from continuing operations                 $  39,351       $  33,034
Noncash items included in Net Income
   from continuing operations                           108,042          86,512
                                                      ---------       ----------
Net Income from continuing operations
   excluding all noncash items                          147,393         119,546
Changes in assets and liabilities
   from operations                                       (2,800)        (19,072)
                                                      ----------      ----------
                                                      $ 144,593       $ 100,474
                                                      =========       ==========

Cash  Flows  From  Continuing  Investing   Activities.   TDS  makes  substantial
investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $48.5 million in the first three months of 2000 compared to $96.4 million in 1999 reflecting primarily capital expenditures. Capital expenditures required $75.9 million in 2000 and $106.2 million in 1999. Acquisitions, net of cash acquired, required $8.1 million in 1999. The sales of non-strategic cellular interests and other investments provided $22.5 million in 2000, and $14.3 million in 1999, reducing total cash flows required for investing activities in each period.

The primary purpose of TDS's construction and expansion strategy is to continually expand and improve the quality of its telecommunications networks in order to provide improved services to customers. U.S. Cellular capital expenditures totaled $59.8 million in 2000 and $84.7 million in 1999 representing the construction of cell sites, the development of office systems and the change out of analog radio equipment for digital radio equipment. TDS Telecom capital expenditures totaled $16.1 million in 2000 and $21.6 million in 1999 representing amounts spent on accommodating growth in existing ILEC markets and expansion of new and existing CLEC markets.

Cash Flows From Continuing Financing Activities. Cash flows from financing activities required $111.9 million in the first three months of 2000 and provided $35.7 million in 1999. During the first three months of 2000, TDS paid $59.6 million to repurchase TDS Common Shares and U.S. Cellular paid $51.5 million to repurchase U.S. Cellular Common Shares. The Company increased Notes Payable balances by $7.7 million in 2000 and $40.6 million in 1999. Dividends paid on Common and

Preferred Shares, excluding dividends reinvested, totaled $7.8 million in 2000 and $7.2 million in 1999.

In February 2000, the TDS Board of Directors  authorized the repurchase of up to
2.0 million TDS Common Shares. As of March 31, 2000, the Company has repurchased 545,000 common shares under this program. In March 2000, the U.S. Cellular Board of Directors authorized the repurchase of up to 1.4 million U.S. Cellular Common Shares. A total of 652,300 common shares were repurchased under this program as of March 31, 2000. An additional 165,000 U.S. Cellular Common Shares were purchased in the first quarter of 2000 pursuant to a previously authorized program to repurchase a limited amount of shares on a quarterly basis, primarily for use in employee benefit plans.

Cash Flows From Discontinued Operations. Cash outflows from discontinued operations totaled $51.3 million in 2000 compared to $36.4 million in 1999 reflecting primarily amounts borrowed from TDS to fund the operating activities of Aerial.

LIQUIDITY

TDS anticipates that the aggregate resources required for 2000 will include approximately $330 million for U.S. Cellular capital additions and $140 million for TDS Telecom capital additions.

TDS and its subsidiaries had cash and temporary investments totaling $47.9 million at March 31, 2000. TDS also had $587 million of bank lines of credit for general corporate purposes at March 31, 2000. Unused amounts of such lines totaled $579.3 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash. U.S. Cellular's operating cash flow totaled $508.9 million for the twelve months ended March 31, 2000, up 25% ($100.5 million) from 1999. U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at March 31, 2000, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 26.5 basis points.

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs. TDS Telecom's operating cash flow totaled $244.0 million for the twelve months ended March 31, 2000, up 14% ($29.5 million) from 1999. At March 31, 2000, TDS Telecom telephone subsidiaries had $112.8 million in unadvanced loan funds from federal government programs to finance the telephone construction activities.

Pursuant to current Board authorizations discussed above, TDS and U.S. Cellular plan to continue the repurchase of their common shares, as market conditions warrant, on the open market or at negotiated prices in private transactions. In May 2000, the U.S. Cellular Board of Directors authorized the repurchase of an additional 1.4 million U.S. Cellular Common Shares. The repurchase programs are intended to create value for the shareholders. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings.

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

U.S. Cellular's LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into U.S. Cellular Common Shares at a conversion rate of 9.475 U.S. Cellular Common Shares per Liquid Yield Option Note ('LYON"). Upon conversion, U.S. Cellular has the option to deliver to holders either U.S. Cellular Common Shares or cash equal to the market value of the U.S. Cellular Common Shares into which the LYONs are convertible.

Under the terms of the LYONs, on June 15, 2000, U.S. Cellular will be required, at the option of each holder of LYONs, to purchase LYONs for a price of $411.99 for each LYON (the "Put Value"). Each LYON has a face value of $1,000.00 at maturity. Pursuant to the preceding terms, on May 15, 2000, U.S. Cellular commenced a tender offer to purchase the LYONs for cash in the amount of $411.99 for each LYON. Pursuant to the terms of the LYONs, U.S. Cellular has elected not to become obligated to offer to purchase the LYONs at their accreted value as of June 15, 2005.

Based on current market prices for U.S. Cellular Common Shares, the conversion value of the LYONs is greater than the Put Value. Accordingly, U.S. Cellular's management believes it is unlikely the holders of LYONs will exercise their put rights on June 15, 2000. However, there can be no assurance that the conversion value of the LYONs will exceed the Put Value on or shortly prior that date. If the conversion value declines so that it is near or below the Put Value, it is possible that some or all holders of LYONs may exercise their option to require U.S. Cellular to purchase the LYONs. In the event that any holders of LYONs exercise this option, U.S. Cellular intends to finance such purchases using cash on hand and, if necessary, borrowing under its $500 million bank lines of credit.

In addition, under the terms of the LYONs, U.S. Cellular may, at any time or after June 15, 2000, redeem LYONs for cash at a price equal to the issue price plus accrued original issue discount through the date of redemption. However, holders of LYONs must be notified of such redemption between 30 and 60 days prior to the date of the redemption. During the period between the date of notice and the redemption date, as at any other time, any holder of LYONs may exercise his conversion rights.

The U.S. Cellular Board of Directors has authorized management to opportunistically repurchase LYONs in private transactions. U.S. Cellular may also purchase a limited amount of Lyons in open-market transactions from time to time.

MARKET RISK

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of the Company's debt is in the form of long-term fixed-rate notes, debentures and trust securities with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. TDS has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to TDS's outstanding debt and trust securities instruments since December 31, 1999.

TDS maintains a portfolio of available for sale marketable equity securities which resulted primarily from the sale of non-strategic assets. The market value of these investments, principally Vodafone AirTouch plc American Depository Receipts, Illuminet Holdings, Inc. common shares, and Rural Cellular Corporation common shares, amounted to $893.8 million at March 31, 2000. A hypothetical 10% decrease in the share prices of these investments would result in a $89.4 million decline in the market value of the investments.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY
STATEMENT
This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words "believes," "anticipates," "intends," "expects," and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include:
* general economic and business conditions, both nationally and in the regions in which TDS operates,
*    technology changes,
*    competition,
*    changes in business strategy or development plans,
*    changes in governmental regulation,
*    availability of future financing, and
*    changes in growth in cellular customers, penetration rates and churn rates.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                    Unaudited
                                    ---------

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                            2000           1999
                                                           ------         ------
                                                          (Dollars in thousands,
                                                       except per share amounts)
OPERATING REVENUES
    U.S. Cellular                                        $ 360,087    $ 325,985
    TDS Telecom                                            144,170      128,965
                                                         ---------    ---------
                                                           504,257      454,950
                                                         ---------    ----------
OPERATING EXPENSES
    U.S. Cellular                                          298,934      273,871
    TDS Telecom                                            113,308      102,011
                                                         ---------    ----------
                                                           412,242      375,882
                                                         ---------    ----------
OPERATING INCOME                                            92,015       79,068
                                                         ---------    ----------
INVESTMENT AND OTHER INCOME
    Interest and dividend income                             2,470        1,702
    Investment income, net of amortization                   1,659        6,643
    Gain on sale of cellular and other investments          17,851       11,551
    Other (expense), net                                    (2,411)      (2,389)
    Minority share of (income)                             (10,245)      (6,961)
                                                         ----------   ----------
                                                             9,324       10,546
                                                         ----------   ----------
INCOME BEFORE INTEREST AND INCOME TAXES                    101,339       89,614
Interest expense                                            22,829       25,563
Minority interest in income of subsidiary trust              6,203        6,203
                                                         ----------   ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                     72,307       57,848
Income tax expense                                          32,956       24,814
                                                         ----------   ----------

NET INCOME FROM CONTINUING OPERATIONS                       39,351       33,034
                                                         ----------   ----------

Discontinued Operations                                       --        (43,149)
Tax effect of discontinued operations                         --         20,515
                                                         ----------   ----------
DISCONTINUED OPERATIONS - NET OF TAX                          --        (22,634)
                                                         ----------   ----------
NET INCOME                                                  39,351       10,400
Preferred Dividend Requirement                                (134)        (350)
                                                         ----------   ----------

NET INCOME AVAILABLE TO COMMON                           $  39,217    $  10,050
                                                         =========    ==========
WEIGHTED AVERAGE COMMON
    SHARES (000s)                                           61,078       61,279

BASIC EARNINGS PER SHARE
    Continuing operations                                $    0.64    $    0.53
    Discontinued Operations                                   --          (0.37)
                                                         ----------   ----------
                                                         $    0.64    $    0.16
                                                         =========    ==========
DILUTED EARNINGS PER SHARE
    Continuing Operations                                $    0.63    $    0.52
    Discontinued Operations                                   --          (0.36)
                                                         ----------   ----------
                                                         $    0.63    $    0.16
                                                         =========    ==========
DIVIDENDS PER SHARE                                      $     .12    $    .115
                                                         =========    ==========

[FN]
              The accompanying notes to financial statements are an
                       integral part of these statements.

                                       14

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                             Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                              2000        1999
                                                             ------      ------
                                                          (Dollars in thousands)

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Net income from continuing operations                  $ 39,351    $ 33,034
    Add (Deduct) adjustments to reconcile net income
        from continuing operations to net cash provided
        by operating activities
           Depreciation and amortization                     98,729      82,471
           Deferred taxes                                     8,588       7,896
           Investment income                                 (4,958)     (9,867)
           Minority share of income                          10,245       6,961
           Gain on sale of cellular and other investments   (17,851)    (11,551)
           Noncash interest expense                           4,581       4,401
           Other noncash expense                              8,708       6,201
           Change in accounts receivable                     44,680      13,554
           Change in materials and supplies                     418       4,848
           Change in accounts payable                       (25,636)    (20,673)
           Change in accrued interest                       (13,347)    (13,148)
           Change in accrued taxes                              433       2,438
           Change in other assets and liabilities            (9,348)     (6,091)
                                                          ---------    ---------
                                                            144,593     100,474
                                                          ---------    ---------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
    Capital expenditures                                   (75,908)    (106,243)
    Acquisitions, net of cash acquired                          --       (8,131)
    Investments in and advances to investment
        entities and license costs                            (730)       1,633
    Distributions from investments                           5,827        6,100
    Proceeds from investment sales                          22,500       14,295
    Other investing activities                                (194)      (4,011)
                                                          ---------    ---------
                                                           (48,505)     (96,357)
                                                          ---------    ---------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
    Long-term debt borrowings                                  837        1,756
    Repayments of long-term debt                            (3,773)      (3,846)
    Change in notes payable                                  7,700       40,637
    Dividends paid                                          (7,835)      (7,183)
    Repurchase of Common Shares                            (59,571)          --
    Purchase of subsidiary common stock                    (51,522)          --
    Other financing activities                               2,223        4,385
                                                          ---------    ---------
                                                          (111,941)      35,749
                                                          ---------    ---------
CASH FLOWS FROM DISCONTINUED OPERATIONS                    (51,319)     (36,399)
                                                          ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS -                                (67,172)       3,467
    Beginning of period                                    111,010       45,139
                                                         ----------    ---------
    End of period                                        $  43,838     $ 48,606
                                                        ==========     =========

[FN]
         The accompanying notes to financial statements are an integral part of these statements.



                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                                       (Unaudited)
                                                        March 31,   December 31,
                                                            2000         1999
                                                         ----------   ----------
                                                          (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                           $    43,838  $   111,010
    Temporary investments                                     4,045        4,983
    Accounts receivable from customers and others           274,136      317,025
    Materials and supplies, at average cost,
        and other current assets                             76,751       74,990
                                                         ----------   ----------
                                                            398,770      508,008
                                                         ----------   ----------
INVESTMENTS
    Intangible Assets
        Cellular license acquisition costs, net           1,150,004    1,156,175
        Franchise costs and other costs, net                176,365      177,677
    Investments in unconsolidated entities                  262,045      272,601
    Marketable equity securities                            893,844      843,280
    Other investments                                        28,799       28,837
                                                         ----------   ----------
                                                          2,511,057    2,478,570
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, NET
    U.S. Cellular                                         1,206,017    1,206,467
    TDS Telecom                                             873,317      889,422
                                                         ----------   ----------
                                                          2,079,334    2,095,889
                                                         ----------   ----------
OTHER ASSETS AND DEFERRED CHARGES                            54,000       56,216
                                                         ----------   ----------
NET ASSETS OF DISCONTINUED OPERATIONS                       288,292      237,145
                                                         ----------   ----------
    TOTAL ASSETS                                        $ 5,331,453  $ 5,375,828
                                                         ==========   ==========


[FN]
         The accompanying notes to financial statements are an integral part of these statements.


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                       (Unaudited)
                                                         March 31,  December 31,
                                                            2000        1999
                                                         ---------     ---------
                                                          (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt                    $  14,953    $  14,967
    Notes payable                                            7,700          --
    Accounts payable                                       177,735      206,937
    Advance billings and customer deposits                  47,705       43,965
    Accrued interest                                        10,145       23,492
    Accrued taxes                                           20,148       19,773
    Accrued compensation                                    29,574       35,939
    Other current liabilities                               25,563       24,599
                                                        -----------   ----------
                                                           333,523      369,672
                                                        -----------   ----------

DEFERRED LIABILITIES AND CREDITS                           450,979      424,515
                                                        -----------   ----------

LONG-TERM DEBT, excluding current portion                1,277,774    1,279,877
                                                        -----------   ----------

MINORITY INTEREST in subsidiaries                          499,295      509,658
                                                        -----------   ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES of Subsidiary Trusts
    Holding Solely Company Subordinated Debentures (a)     300,000      300,000
                                                        -----------   ----------

PREFERRED SHARES                                            8,806         9,005
                                                        -----------   ----------
COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $.01 per share                   554           554
    Series A Common Shares, par value $.01 per share           70            70
    Capital in excess of par value                      1,874,786     1,897,402
    Treasury Shares, at cost (1,725,889 and 1,237,207
      shares, respectively)                              (158,789)     (102,975)
    Accumulated other comprehensive income                203,960       179,071
    Retained earnings                                     540,495       508,979
                                                      ------------  ------------
                                                        2,461,076     2,483,101
                                                      ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 5,331,453   $ 5,375,828
                                                      ===========   ============

[FN]

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.    Discontinued Operations

      In 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream"). As a result of the merger, Aerial shareholders will receive 0.455 VoiceStream common shares for each share of Aerial stock they own. Aerial public shareholders will have a right to elect to receive $18 in cash in lieu of shares of VoiceStream. The parties anticipate that the merger will be tax-free to Aerial shareholders that elect to receive VoiceStream stock. The merger agreement provides for TDS to be released from its guarantees of Aerial's long-term debt and vendor financing at the closing of the merger.

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

      TDS expected to recognize a net gain on the disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses of $25.1 million in the first quarter of 2000 and $69.3 million from September 18, 1999 through March 31, 2000. See Footnote 10 - Subsequent Event.

Net assets of discontinued operations are as follows:

                                             March 31, 2000    December 31, 1999
                                             --------------   -----------------
                                                   (Dollars in thousands)
Current Assets
   Cash and temporary investments              $  20,835       $   5,261
   Accounts receivable                            37,159          32,223
   Inventory                                       9,798           8,336
   Other current assets                            5,946           5,565
Investments
   Broadband PCS license costs, net              301,952         303,913
   Other Investments                               6,717           3,263
Property, plant and equipment                    620,232         619,913
Other assets and deferred charges                    197             204
Current portion vendor credit agreement         (121,273)       (103,765)
Accounts payable                                 (31,518)        (35,230)
Accrued taxes                                     (7,325)         (7,419)
Accrued compensation                              (6,552)         (9,732)
Other accrued expenses                            (4,971)         (4,676)
Deferred income tax liability                   (146,284)       (147,696)
Long-term debt                                  (255,664)       (250,846)
Minority interest in subsidiaries               (210,248)       (226,348)
Losses deferred after measurement date            69,291          44,179
                                              ----------      ----------
                                               $ 288,292       $ 237,145
                                              ==========      ==========

Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                          2000           1999
                                                         -----          ------
                                                         (Dollars in thousands)
Revenues                                              $  67,529       $  50,541
Expenses                                                121,472         100,375
                                                      ---------       ----------
Operating (Loss)                                        (53,943)        (49,834)
Minority share of loss                                   11,655          10,102
Other income                                              5,255           1,591
Interest expense                                         (6,330)         (5,008)
                                                      ----------      ----------
(Loss) Before Income Taxes                              (43,363)        (43,149)
Income tax benefit                                       18,251          20,515
                                                      ----------      ----------
     Net (Loss)                                       $ (25,112)      $ (22,634)
Losses deferred after measurement date                   25,112            --
                                                      ----------      ----------
Net (Loss) From Discontinued Operations               $    --         $ (22,634)
                                                      ==========      ==========




Summarized cash flow statement information relating to discontinued operations is as follows:

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                           2000          1999
                                                          ------        ------
                                                         (Dollars in thousands)
Cash flows from operating activities                    $ (18,173)    $ (31,327)
Cash flows from financing activities                       (4,444)          739
Cash flows from investing activities                      (13,128)       (5,924)
                                                         ---------     ---------
Cash provided (used) by discontinued operations           (35,745)      (36,512)
(Increase) decrease in cash included in Net
      assets of discontinued operations                   (15,574)          113
                                                         ---------     ---------
Cash flows from discontinued operations                 $ (51,319)    $ (36,399)
                                                         =========     =========

3.    Marketable Equity Securities

      Marketable equity securities include the Company's investments in equity securities, primarily Vodafone AirTouch plc American Depository Receipts ("VOD ADRs"), Illuminet Holdings, Inc. common shares and Rural Cellular Corporation common shares. These securities are classified as available-for-sale and stated at fair market value.

      Information regarding the Company's marketable equity securities is summarized below.

                                               March 31, 2000  December 31, 1999
                                               --------------   ----------------
                                                      (Dollars in thousands)
Available-for-sale Equity Securities
    Aggregate Fair Value                               $ 893,844       $ 843,280
    Adjusted Basis                                       517,870         517,870
                                                      ----------       ---------
    Gross Unrealized Holding Gains                       375,974         325,410
    Tax Effect                                           150,450         130,616
                                                      ----------      ----------
    Unrealized Holding Gains, net of tax                 225,524         194,794
    Minority Share of Unrealized Holding Gains            21,564          15,723
                                                      ----------      ----------
    Net Unrealized Holding Gains                       $ 203,960       $ 179,071
                                                      ==========      ==========



4.    Common Stockholders' Equity

      In February 2000, the TDS Board of Directors authorized the repurchase of up to 2.0 million TDS Common Shares. As of March 31, 2000, TDS has repurchased 545,000 common shares under this program.

5.    Gains from Sale of Cellular and Other Investments

      Gains from the sale of cellular interests and other investments primarily reflect gains recorded on the sale of a minority cellular interest in 2000 and a minority cellular interest and certain other investments in 1999.

6.    Other Comprehensive Income

      The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                          2000             1999
                                                         ------           ------
                                                         (Dollars in thousands)
Accumulated Other Comprehensive Income

      Balance, beginning of period                     $ 179,071      $  75,609

         Unrealized gains on securities                   50,564        129,727
         Income tax effect                               (19,834)       (52,092)
                                                       ----------     ----------
                                                          30,730         77,635
         Minority share of unrealized gains               (5,841)       (11,809)
                                                       ----------     ----------
      Net unrealized gains                                24,889         65,826
                                                       ----------     ----------
      Balance, end of period                           $ 203,960      $ 141,435
                                                       ==========     ==========



                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                           2000           1999
                                                           ----           ----
                                                         (Dollars in thousands)
Comprehensive Income
     Net Income                                          $ 39,351       $ 10,400
     Net unrealized gains (losses)
        on securities                                      24,889         65,826
                                                          -------       --------
                                                          $64,240       $ 76,226
                                                          =======       ========

7.   Earnings Per Share

     The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                           Three Months Ended
                                                               March 31,
                                                           --------------------
                                                           2000            1999
                                                           ----            ----
                                                          (Dollars in thousands)
Net Income from Continuing Operations                     $ 39,351     $ 33,034
Less:  Preferred Dividends                                    (134)        (350)
                                                          ---------    ---------
Net Income from Continuing Operations
     used in Basic Earnings per Share                       39,217       32,684
Loss on Discontinued Operations                               --        (22,634)
                                                          ---------    ---------
Net Income Available to Common used
     in Basic Earnings per Share                          $ 39,217     $ 10,050
                                                          ========     =========
Net Income from Continuing Operations
     used in Basic Earnings per Share                     $ 39,217     $ 32,684
Reduction in preferred dividends if Preferred
     Shares converted in Common Shares                          78          110
Minority income adjustment                                    (206)        (477)
                                                          ---------    ---------
Net Income from Continuing Operations
     used in Diluted Earnings per Share                   $ 39,089     $ 32,317
Loss on Discontinued Operations                               --        (22,634)
                                                          --------     ---------
Net Income Available to Common used
     in Diluted Earnings per share                        $ 39,089     $  9,683
                                                          ========     =========

Weighted Average Number of Common Shares
     used in Basic Earnings per Share                       61,078       61,279
Effect of Dilutive Securities:
     Common Shares outstanding if Preferred
        Shares converted                                       216          323
     Stock options and stock appreciation rights               530          193
     Common Shares issuable                                     13           13
                                                          --------     ---------
Weighted Average Number of Common Shares
     used in Diluted Earnings per Share                     61,837       61,808
                                                          ========     =========

[FN]
The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

8.    Supplemental Cash Flow Information

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

      TDS acquired certain cellular licenses in 1999. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                                 1999
                                                                 ----
                                                        (Dollars in thousands,
                                                       except per share amounts)

Cellular licenses                                              $ 5,464
Decrease in minority interest                                    2,667
                                                                ------
Decrease in cash due to acquisitions                           $ 8,131
                                                                ======


The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                            Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                            2000           1999
                                                            ----           ----
                                                          (Dollars in thousands)
Interest Paid
   Continuing Operations                                  $ 31,418      $ 34,135
   Discontinued Operations                                   1,448           533
Income Taxes Paid (net of income tax refund
   received of $15,000 in 2000)                             (6,233)        6,515
Common Shares issued by TDS for
   conversion of TDS Preferred Stock                      $   --        $  1,874



9.    Business Segment Information

      Financial data for the Company's business segments for each of the three month periods ended or at March 31, 2000 and 1999 are as follows:

Three Months Ended                                                                   Discontinued
or at March 31, 2000                U.S. Cellular     TDS Telecom     All Other (1)  Operations         Total
--------------------                -------------     -----------     ------------   ----------         -----
 (Dollars in thousands)
Operating revenues                  $    360,087      $     144,170    $        --  $         --    $    504,257
Operating cash flow                      127,161             63,582             --            --         190,743
Depreciation and
    amortization expense                  66,008             32,720             --            --          98,782
Operating income                          61,153             30,862             --            --          92,015
Total Assets                           3,325,817          1,441,235        276,109       288,292       5,331,453
Capital expenditures                $     59,831      $      16,077    $        --   $        --    $     75,908

Three Months Ended                                                                    Discontinued
or at March 31, 1999                U.S. Cellular     TDS Telecom      All Other (1)  Operations         Total
--------------------                -------------     -----------      -------------  ----------         -----
 (Dollars in thousands)

Operating revenues                  $    325,985      $     128,965    $        --    $        --    $    454,950
Operating cash flow                      104,029             57,511             --             --         161,540
Depreciation and
    amortization expense                  51,915             30,557             --             --          82,472
Operating income                          52,114             26,954             --             --          79,068
Total Assets                           3,129,795          1,386,966        165,359        459,568       5,141,688
Capital expenditures                $     84,688      $      21,555    $        --    $        --    $    106,243

[FN]
(1) Consists of the TDS Corporate operations and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

10.      Subsequent Event

    The merger between Aerial and VoiceStream closed on May 4, 2000. TDS received 35,570,493 shares of VoiceStream common stock, approximately 14% of VoiceStream's common shares on a fully converted basis, valued at $3.9 billion at closing. TDS will recognize a gain of approximately $2.25 billion on this transaction.

    TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany debt due from Aerial amounting to less than $100 million was repaid at the closing of the merger.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States
District  Court for the  Northern  District of Iowa  against  the Iowa  Attorney
General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case has since been removed to the U. S. District Court for the Southern District of Iowa. U.S.
Cellular vigorously denies the allegations of the Iowa Attorney General and intends to vigorously contest this case.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 7 to the financial statements.

    (b) Exhibit 12 - Statement regarding computation of ratios.

    (c) Exhibit 27 - Financial Data Schedule for the three months ended March 31, 2000.

    (d) Reports on Form 8-K filed during the quarter ended March 31, 2000.

        The Company filed a Current Report on Form 8-K, dated February 24, 2000 for the purpose of filing two news releases by the Company. The first news release, dated February 24, 2000, announced that Shareholders of VoiceStream Wireless Corporation, Omnipoint Corporation, and Aerial Communications, Inc. overwhelmingly approved the merger between VoiceStream and Omnipoint, and VoiceStream and Aerial. The second news release, dated February 25, 2000, announced the authorization by the Board of Directors to repurchase up to 2,000,000 Common Shares or approximately 3.7% of the Company's public float. The Current Report was filed on February 28, 2000.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                (Registrant)





Date   May 15, 2000                        /s/ Sandra L. Helton
-------------------------------------      -------------------------------------
                                           Sandra L. Helton,
                                           Executive Vice President-Finance
                                           (Chief Financial Officer)



Date   May 15, 2000                        /s/ D. Michael Jack
------------------------------------       -------------------------------------
                                           D. Michael Jack,
                                           Vice President and Controller
                                           (Principal Accounting Officer)










Signature page to TDS First Quarter 2000 Form 10Q.