Form 10-Q
period 2000-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2000-08-11
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2000
                               --------------------------
                                           OR
| |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  ----------------

                        Commission File Number 001-14157

--------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              36-2669023
    ------------------------------------       -------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois 60602
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (312) 630-1900

                                 Not Applicable
                   ------------------------------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   |X|    No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at July 31, 2000
     -----------------------------------          ------------------------------
         Common Shares, $.01 par value                    53,026,897 Shares
    Series A Common Shares, $.01 par value                 6,962,783 Shares

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                         2nd QUARTER REPORT ON FORM 10-Q
                        --------------------------------

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
Part I.   Financial Information

             Management's Discussion and Analysis of
               Results of Operations and Financial Condition              2-14

             Consolidated Statements of Income -
               Three Months and Six Months Ended
               June 30, 2000 and 1999                                      15

             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999                     16

             Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999                       17-18

             Notes to Consolidated Financial Statements                  19-26


Part II.  Other Information                                              27-28


Signatures                                                                29

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------

Telephone and Data Systems, Inc. ("TDS" or the "Company") is a diversified telecommunications company, which provides high-quality telecommunications services to 3.5 million wireless telephone and telephone customer units. TDS's business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications. The Company conducts substantially all of its wireless telephone operations through its 82.4%-owned subsidiary, United States Cellular Corporation ("U.S. Cellular") and its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom").

Merger of Aerial Communications, Inc.

The Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream") in September of 1999. The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of $2.15 billion, net of tax, on this transaction. TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.

As a result of the board's approval of the plan, the consolidated financial statements of TDS and supplemental data have been adjusted to reflect the results of operations and net assets of the subsidiary as discontinued operations in accordance with generally accepted accounting principles. Financial statements for prior periods have been reclassified to conform to current year presentation.

On July 24, 2000, Deutsche Telecom AG announced a proposed merger of VoiceStream with Deutsche Telecom. The proposed merger calls for the exchange of 3.2 shares of Deutsche Telecom and $30 for each share of VoiceStream owned, subject to adjustment under certain circumstances. In addition, VoiceStream stockholders may elect to receive all cash or all stock for their shares, subject to proration. The merger is subject to regulatory approvals and other conditions, including stockholder approval. VoiceStream stockholders holding over 50% of the voting power of the VoiceStream common stock, including TDS, have agreed to vote for the merger.

RESULTS OF OPERATIONS
---------------------

Six Months Ended 6/30/00 Compared to Six Months Ended 6/30/99
-------------------------------------------------------------

Operating Revenues increased 11% ($102.4 million) during the first six months of 2000 primarily as a result of a 17% increase in customer units served. U.S. Cellular's operating revenues increased 10% ($70.8 million) as customer units served increased by 443,000, or 19%, since June 30, 1999, to 2,807,000. TDS Telecom operating revenues increased 12% ($31.6 million) as total access lines increased by 69,500, or 11%, since June 30, 1999 to 682,200.

Operating Expenses rose 9% ($65.7 million) in the first six months of 2000 reflecting growth in operations. U.S. Cellular's operating expenses increased 7% ($39.3 million) and TDS Telecom's expenses increased 13% ($26.4 million).

Operating Income increased 20% to $219.4 million in the first six months of 2000 from $182.7 million in 1999. U.S. Cellular's operating income increased 25% to $156.1 million in the first six months of 2000 from $124.6 million in 1999 and its operating income margin, as a percentage of service revenues, expanded to 21.4% in 2000 from 18.8% in 1999. TDS Telecom's operating income increased 9% to $63.3 million in the first six months of 2000 from $58.2 million in 1999 and its operating margin declined to 21.3% in 2000 from 21.9% in 1999. The slight decrease in TDS Telecom's operating margin was primarily the result of expanded CLEC activities.

Investment and Other Income (Expense) totaled $(40.7) million in 2000 and $300.2 million in 1999.

Gain (Loss) on Cellular and Other Investments totaled $(32.1) million in the first six months of 2000 and $339.9 million in the first six months of 1999. TDS reduced the carrying value of its paging investment by $50.0 million to $24.7 million, plus a secured note receivable outstanding of $11.0 million, in the second quarter of 2000 to reflect the reduced valuations that the paging industry is experiencing. The Company will continue to review the carrying value considering the operations of the investment and the general conditions of the paging industry. The sale of a minority cellular interest in the first quarter of 2000 resulted in a gain of $17.9 million.

TDS recognized a $327.1 million gain in the second quarter of 1999 on the difference between its historical basis in its investment in AirTouch Communications, Inc. ("AirTouch") common shares and the value of Vodafone AirTouch plc American Depository Receipts and cash received in the merger of AirTouch and Vodafone Group plc. The remaining gains in 1999 resulted when the Company sold or traded certain non-strategic minority cellular interests and other investments.

Minority Share of (Income) includes the minority public shareholders' share of U.S. Cellular's net income, the minority shareholders' or partners' share of U.S. Cellular's subsidiaries' net income or loss and other minority interests. The decrease in minority share of income primarily reflects the decrease in gains at U.S. Cellular. Gains recorded in 1999 increased minority share of income by $29.9 million.

                                                 Six Months Ended
                                                     June 30,
                                                  ---------------
                                                 2000        1999       Change
                                                 ----        ----       ------
                                                  (Dollars in thousands)
Minority Share of (Income)
  U.S. Cellular
    Minority Public Shareholders'               $(18,088)   $(42,448)  $ 24,360
    Minority Shareholders' or Partners'           (4,310)     (3,079)    (1,231)
                                                ---------   ---------  ---------
                                                 (22,398)    (45,527)    23,129
  Other                                             (254)       (228)       (26)
                                                ---------   ---------  ---------
                                                $(22,652)   $(45,755)  $ 23,103
                                                =========   =========  =========

Interest Expense decreased 7% ($3.8 million) in the first six months of 2000. The decline in interest expense is primarily due to reduced short-term debt balances.

Income Tax Expense decreased 68% ($114.9 million) in 2000 primarily due to decline in gains offset somewhat by improved operating results. The overall effective tax rate on continuing operations was 46.0% in 2000 and 40.4% in 1999. The overall effective tax rate on continuing operations, excluding gains and losses was 43.0% in 2000 and 44.9% in 1999.

Net Income From Continuing Operations totaled $64.1 million, or $1.03 diluted earnings per share, in the first six months of 2000, compared to $249.7 million, or $3.99 diluted earnings per share, in the first six months of 1999. Improved operating results in 2000 were more than offset by the reduction in gains. A summary of net income available to common and diluted earnings per share from continuing operations and gains (losses) on cellular and other investments is shown below.

                                                        Six Months Ended
                                                             June 30,
                                                     ----------------------
                                                     2000              1999
                                                     ----              ----
                                                     (Dollars in thousands,
                                                    except per share amounts)
Net Income from Continuing Operations
  Operations                                      $  87,285          $   60,169
  Gains (Losses)                                    (23,170)            189,570
                                                  ----------         -----------
                                                  $  64,115          $  249,739
                                                  ==========         ===========
Diluted Earnings Per Share from
     Continuing Operations
  Operations                                      $    1.41          $      .94
  Gains (Losses)                                       (.38)               3.05
                                                  ----------         -----------
                                                  $    1.03          $     3.99
                                                  ==========         ===========

Discontinued Operations. The gain on disposal of Aerial totaled $2.15 billion, or $35.02 diluted earnings per share in 2000. Loss on operations of Aerial totaled $(56.8) million, or $(.91) diluted earnings per share in 1999. A loss on operations of Aerial of $(37.7) million in the first half of 2000 was deferred and recognized as a reduction in the gain on disposal of Aerial.

Extraordinary Item - loss on extinguishment of debt, net of tax, is related to a private purchase by U.S. Cellular of $25.8 million face value of its Liquid Yield Option Notes (LYONs) for $16.5 million. A net loss of $6.1 million, or $(.10) per diluted earnings per share, was recorded to account for the difference between the purchase price and the carrying value.

Net Income Available to Common totaled $2.21 billion, or $35.95 diluted earnings per share, in the first six months of 2000, compared to $192.3 million, or $3.08 diluted earnings per share, in the first six months of 1999. Net income available to common in 2000 includes significant gains from the disposal of Aerial.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation ("U.S. Cellular"), an 82.4%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Rapid growth in the customer base is a primary reason for the growth in U.S. Cellular's results of operations. The number of customer units served increased by 443,000, or 19%, since June 30, 1999, to 2,807,000.


                                           Three Months Ended                     Six Months Ended
                                                 June 30,                              June 30,
                                           ------------------                  -----------------------
                                          2000             1999                2000               1999
                                          ----             ----                ----               ----
                                                             (Dollars in thousands)
Operating Revenue
  Local service                          $273,738          $234,494           $521,278           $448,005
  Inbound roaming                          75,204            79,114            148,455            150,077
  Long-distance and other                  34,447            34,915             59,616             65,635
                                         --------          --------           --------           --------
    Service Revenue                       383,389           348,523            729,349            663,717
  Equipment Sales                          14,268            12,429             28,395             23,220
                                         --------          --------           --------           --------
                                          397,657           360,952            757,744            686,937
                                         --------          --------           --------           --------

Operating Expenses
  System operations                        50,443            61,641             97,627            120,332
  Marketing and selling                    70,728            63,380            140,186            121,685
  Cost of equipment sold                   30,054            27,659             64,651             53,100
  General and administrative               86,352            79,354            168,039            158,873
  Depreciation                             50,218            46,685            101,387             88,301
  Amortization                             14,907             9,781             29,746             20,080
                                         --------          --------           --------           --------
                                          302,702           288,500            601,636            562,371
                                         --------          --------           --------           --------
Operating Income                         $ 94,955          $ 72,452           $156,108           $124,566
                                         ========          ========           ========           ========

Operating revenue increased 10% ($70.8 million) in the first six months of 2000 primarily related to the increase in customer units. However, total average monthly service revenue per customer decreased 8% ($3.74) to $44.97 in the first six months of 2000 from $48.71 in 1999. The decline reflects lower retail revenue per customer ($.74), lower roaming revenue per customer ($1.86) and the reduction in long-distance charges primarily on roaming minutes of use ($1.14).

Local retail revenue increased 16% ($73.3 million) in the first six months of 2000 due primarily to the 19% customer growth. Average local minutes of use per retail customer increased 27% to 142 in 2000 from 112 in 1999, while average local retail revenue per minute continued to decline in 2000. Competitive pressures and U.S. Cellular's use of pricing and other incentive programs in order to stimulate overall usage resulted in a lower average revenue per minute of use. Average monthly local retail revenue per customer declined 2% ($.74) to $32.14 in 2000 from $32.88 in 1999.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) decreased 1% ($1.6 million) in the first six months of 2000. The decline in inbound roaming revenue in 2000 was a result of an increase in roaming minutes of use offset by a decrease in roaming revenue per minute due to the downward trend in negotiated rates. Both the decrease in revenue per minute of use and the increase in minutes of use were significantly affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout the remainder of 2000 due to these pricing programs being present in both periods of comparison. Additionally, as new wireless operators begin service in U.S. Cellular markets, roaming partners could switch their business to these new operators, further slowing the growth in inbound roaming minutes of use. It is also anticipated that average inbound roaming revenue per minute of use will continue to decline. Average monthly inbound roaming revenue per U.S. Cellular customer decreased 17% ($1.86) to $9.15 in 2000 compared to $11.01 in 1999. The decrease is attributable to a decrease in inbound roaming revenue compared to an increase in the U.S. Cellular customer base.

Long-distance and other revenue decreased 9% ($6.0 million) in the first six months of 2000. While the volume of long-distance calls has increased, long-distance revenue declined due to price reductions primarily related to long-distance charges on roaming minutes of use. These reductions, similar to the price reductions on roaming airtime charges, are a continuation of the industry trend toward reduced per minute prices. The price reductions also reduced the growth in the outbound roaming expense component of system operations expense by approximately the same amount, resulting in no material effect on U.S. Cellular's operating cash flow or operating income. Average monthly long-distance and other revenue per customer decreased 24% ($1.14) to $3.68 in 2000 compared to $4.82 in 1999.

Operating expenses increased 7% ($39.3 million) during the first six months of 2000. The increase is primarily related to costs incurred to expand the customer base and increased depreciation and amortization expense, offset somewhat by a decrease in system operations expense.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. Marketing and selling expenses increased 15% ($18.5 million) in the first six months of 2000 while cost of equipment sold increased 22% ($11.6 million). These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Equipment sales revenue increased 22% ($5.2 million) in the first six months of 2000. Cost per gross customer addition increased to $337 in 2000 from $335 in 1999. Gross customer activations increased to 524,000 in 2000 from 453,000 in 1999. The increase in marketing and selling expenses was primarily driven by increased commissions and advertising expenses, which resulted from an increase in gross activations. The increase in equipment subsidies was primarily driven by the sale of more dual-mode phones, which on average generate greater equipment subsidies than the sale of analog phones. The increase in sales of dual-mode phones is related to the growth in number of U.S. Cellular's systems providing digital coverage, which enables U.S. Cellular to offer its customers more features, better clarity and increased roaming capabilities. As of June 30, 2000, 35% of U.S. Cellular's customers were on digital rate plans compared to 11% as of June 30, 1999.

System operations expenses (costs to provide service) decreased 19% ($22.7 million) and consumed 13.4% of service revenues in 2000 and 18.1% in 1999. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. The decrease in system operations expense was primarily due to the $30.9 million decrease in net outbound roaming expenses reflecting a reduction in cost per minute of use related to the lower roaming prices in the industry. The decrease was partially offset by the effect of increases in local and roaming minutes of use.

General and administrative expenses increased 6% ($9.2 million) and consumed 23.0% of service revenues in 2000 and 23.9% in 1999. The overall increase in administrative expenses reflects the growing customer base and other expenses incurred related to the growth in U.S. Cellular's business. U.S. Cellular incurred additional costs in 2000 by providing dual-mode phone units to customers who migrated from analog to digital rate plans. This increase was partially offset by decreases in consulting expenses and nonincome taxes.

Depreciation expense increased 15% ($13.1 million) in 2000 primarily due to the 12% increase in average fixed assets since June 30, 1999, and a reduction in the useful lives of certain assets beginning in 2000. Amortization expense increased 48% ($9.7 million) in 2000 primarily related to

U.S. Cellular's new billing and information system. Beginning October 1, 1999, U.S. Cellular began amortizing the development costs of the new billing and information system. Annual amortization of these billing related costs is expected to be approximately $17 million.

Operating income increased 25% ($31.5 million) to $156.1 million in the first six months of 2000. The improvement was primarily driven by the substantial growth in customer units and revenue. Operating margin, as a percent of service revenue, improved to 21.4% in 2000 compared to 18.8% in 1999.

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

TDS TELECOM OPERATIONS

TDS operates  its wireline  telephone  business  through TDS  Telecommunications
Corporation ("TDS Telecom"), a wholly-owned subsidiary. Total access lines served by TDS Telecom increased by 69,500, or 11%, since June 30, 1999 to 682,200. TDS Telecom's 105 incumbent local exchange ("ILEC") subsidiaries served 594,500 access lines at June 30, 2000, a 5% increase over the 564,200 access lines at June 30, 1999. TDS Telecom's competitive local exchange ("CLEC") subsidiaries served 87,700 access lines at June 30, 2000 compared to 48,500 access lines at June 30, 1999. TDS Telecom plans to expand its CLEC operations into certain mid-sized cities, which are geographically proximate to existing TDS Telecom markets.

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                              ----------------------            ---------------------
                                                              2000              1999            2000             1999
                                                              ----              ----            ----             ----

                                                                            (Dollars in thousands)
Local Telephone Operations
  Operating Revenue
    Local service                                          $ 42,102           $ 38,200        $ 82,213        $ 74,589
    Network access and long-distance                         71,872             67,876         141,128         134,173
    Miscellaneous                                            18,227             17,463          35,231          33,064
                                                           ---------          ---------       ---------       ---------
                                                            132,201            123,539         258,572         241,826
                                                           ---------          ---------       ---------       ---------
  Operating Expenses
    Operating expenses                                       66,329             61,209         128,364         120,767
    Depreciation and Amortization                            31,206             29,095          61,966          58,367
                                                           ---------          ---------       ---------       ---------
                                                             97,535             90,304         190,330         179,134
                                                           ---------          ---------       ---------       ---------
      Local Telephone Operating Income                     $ 34,666           $ 33,235        $ 68,242        $ 62,692
                                                           ---------          ---------       ---------       ---------
Competitive Local Exchange Operations
  Operating Revenue                                        $ 20,922           $ 13,215        $ 39,136        $ 24,318
                                                           ---------          ---------       ---------       ---------
Operating Expenses
  Operating expenses                                         20,934             13,798          39,902          26,120
  Depreciation and Amortization                               2,202              1,436           4,162           2,720
                                                           ---------          ---------       ---------       ---------
                                                             23,136             15,234          44,064          28,840
                                                           ---------          ---------       ---------       ---------
    Competitive Local Exchange
      Operating (Loss)                                     $ (2,214)          $ (2,019)       $ (4,928)       $ (4,522)
                                                           ---------          ---------       ---------       ---------
Intercompany revenues                                          (464)              (447)           (879)           (872)
Intercompany expenses                                          (464)              (447)           (879)           (872)
                                                           ---------          ---------       ---------       ---------
  Operating Income                                         $ 32,452           $ 31,216        $ 63,314        $ 58,170
                                                           =========          =========       =========       =========

Operating revenue increased 12% ($31.6 million) in the first six months of 2000, reflecting primarily customer growth. Revenue from local telephone operations increased 7% ($16.7 million) in the first six months of 2000. Average monthly revenue per access line increased 2% ($1.53) to $74.06 in the first six months of 2000 from $72.53 in the first six months of 1999. Local service revenue increased 10% ($7.6 million) during 2000. Internal access line growth increased revenues by $3.3 million while the sale of custom calling and advanced features increased revenues by $2.6 million. Rate increases added $1.1 million to revenues. Average monthly local service revenue per access line was $23.55 in 2000 and $22.37 in 1999. Network access and long-distance revenue increased 5% ($7.0 million) during 2000. Revenue generated from access minute growth due to increased network usage increased $3.8 million in 2000. Compensation from state and national revenue pools due to increased costs of providing network access added $1.4 million to revenues. Average monthly network access and long-distance revenue per access line was $40.42 in 2000 and $40.24 in 1999. Miscellaneous revenue increased 7% ($2.2 million) during 2000. Average monthly miscellaneous revenue per access line was $10.09 in 2000 and $9.92 in 1999.

Revenue from competitive local exchange operations increased 61% ($14.8 million) in the first six months of 2000 as access lines served increased to 87,700 at June 30, 2000 from 48,500 at June 30, 1999.

Operating expenses increased 13% ($26.4 million) during 2000. Expenses from local telephone operations increased by 6% ($11.2 million) in the first six months of 2000. Local telephone expenses as a percent of local telephone revenues were 73.6% in the first six months of 2000 and 74.1% in 1999. Cash operating expenses increased by 6% ($7.6 million) in 2000 while depreciation and amortization increased 6% ($3.6 million). Local telephone operating expenses are expected to increase due to inflation and the development and introduction of new revenue-producing programs. Competitive local exchange operating expenses increased 53% ($15.2 million) in the first six months of 2000 due primarily to the costs incurred to grow the customer base and provide competitive local exchange services.

Operating income increased 9% ($5.1 million) to $63.3 million in the first six months of 2000 reflecting improved local telephone operations operating results. Operating income from local telephone operations increased 9% ($5.5 million) to $68.2 million. Operating loss from competitive local exchange operations increased 9% ($406,000) to $(4.9) million.

Operating income from local telephone operations should remain fairly stable or increase slightly with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings. Operating income from competitive local exchange operations is expected to decline somewhat throughout 2000 due to costs associated with continued expansion into new markets.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Operating Revenues increased 11% ($53.1 million) during the second quarter of 2000 for reasons generally the same as the first six months. U.S. Cellular revenues increased 10% ($36.7 million) in 2000. Local retail revenue increased 17% ($39.2 million) in the second quarter of 2000, while inbound roaming revenue decreased 5% ($3.9 million). Average monthly service revenue per customer was $46.37 in the second quarter of 2000 and $50.18 in 1999. TDS Telecom revenues increased 12% ($16.4 million) in the second quarter of 2000 due to the growth in ILEC operations ($8.7 million) and growth in CLEC operations ($7.7 million). Average monthly revenue per ILEC access line increased to $74.88 in the second quarter of 2000 from $73.52 in 1999.

Operating Expenses rose 7% ($29.3 million) during the second quarter of 2000 for reasons generally the same as the first six months. U.S. Cellular expenses increased 5% ($14.2 million). System operations expense decreased 18% ($11.2 million). Marketing and selling expenses, including cost of equipment sold, increased 11% ($9.7 million). Cost per gross customer addition decreased to $335 in the second quarter of 2000 from $351 in 1999. Gross customer activations increased to 258,000 in the second quarter of 2000 from 224,000 in 1999. General and Administrative expense increased 9% ($7.0 million). Depreciation and amortization expense increased 15% ($8.7 million). TDS Telecom expenses increased 14% ($15.1 million) due to growth in ILEC operations ($7.2 million) and in CLEC operations ($7.9 million) for reasons generally the same as the first six months.

Operating Income increased 23% ($23.7 million) to $127.4 million in the second quarter of 2000. U.S. Cellular's operating income increased 31% ($22.5 million) reflecting continued growth in customers and revenues. TDS Telecom's operating income increased 4% ($1.2 million) reflecting the improved results from ILEC activities offset somewhat by the anticipated impact of the development of the CLEC activities.

Investment and Other Income totaled $(50.1) million in 2000 and $289.7 million in 1999. Gain (Loss) on Cellular and Other Investments totaled $(50.0) million in the second quarter of 2000 compared to $328.3 million in 1999. TDS reduced the carrying value of its paging investment by $50.0 million to $24.7 million, plus a secured note receivable outstanding of $11.0 million, in the second quarter of 2000 to reflect the reduced valuations that the paging industry is experiencing. The Company recorded a $327.1 million gain related to the merger of AirTouch and Vodafone Group plc in 1999. Investment Income increased $6.9 million to $7.6 million primarily due to improvements in the aggregate operating results of minority-owned cellular interests.

Minority Share of (Income) decreased $26.4 million in the second quarter of 2000 primarily due to the decrease in gains at U.S. Cellular. Gains recorded in the second quarter of 1999 increased minority income by $29.9 million.

                                                              Three Months Ended
                                                                   June 30,
                                                            ----------------------
                                                            2000              1999             Change
                                                            ----              ----             ------
                                                                       (Dollars in thousands)
Minority Share of (Income)
  U.S. Cellular
    Minority Shareholders' Share                        $  (9,052)         $ (37,150)        $  28,098
    Minority Partners' Share                               (3,295)            (1,596)           (1,699)
                                                        ----------         ----------        ----------
                                                          (12,347)           (38,746)           26,399
  Other                                                       (60)               (48)              (12)
                                                        ----------         ----------        ----------
                                                        $ (12,407)         $ (38,794)        $  26,387
                                                        ==========         ==========        ==========

Interest Expense decreased 4% ($1.1 million) to $24.6 million in the second quarter of 2000 for reasons generally the same as the first six months.

Income Tax Expense decreased to $21.8 million in the second quarter of 2000 from $144.8 million in 1999 primarily due to the large gains recorded in 1999. The overall effective tax rate on continuing operations was 46.8% in the second quarter of 2000 and 40.1% in 1999. The overall effective tax rate on continuing operations, excluding gains was 43.0% in 2000 and 45.8% in 1999.

Net Income From Continuing Operations totaled $24.8 million, or $.40 diluted earnings per share, in the second quarter of 2000, compared to $216.7 million, or $3.47 diluted earnings per share, in the second quarter of 1999. The improved operating results in 2000 were overshadowed by the reduction in gains. A summary of net income from continuing operations and diluted earnings per share from operations and gains (losses) is shown below.

                                                                    Three Months Ended
                                                                         June 30,
                                                                ---------------------------
                                                                2000                   1999
                                                                ----                   ----
                                                             (Dollars in thousands, except per
                                                                      share amounts)
Net Income from Continuing Operations
  Operations                                                  $   55,024             $  34,156
  Gains (Losses)                                                 (30,260)              182,549
                                                              -----------            ----------
                                                              $   24,764             $ 216,705
                                                              ===========            ==========

Diluted Earnings Per Share from
      Continuing Operations
  Operations                                                  $      .90             $     .54
  Gains (Losses)                                                    (.50)                 2.93
                                                              -----------            ----------
                                                              $      .40             $    3.47
                                                              ===========            ==========

Discontinued Operations. The gain on disposal of Aerial totaled $2.15 billion, or $35.25 diluted earnings per share in the second quarter of 2000. Loss on operations of Aerial totaled $(34.2) million, or $(.55) diluted earnings per share in the second quarter of 1999. A loss on operations of Aerial of $(12.6) million in the second quarter of 2000 was deferred and recognized as a reduction in the gain on disposal of Aerial.

Extraordinary Item - loss on extinguishment of debt, net of tax, is related to a private purchase by U.S. Cellular of $25.8 million face value of its Liquid Yield Option Notes (LYONs) for $16.5 million. A net loss of $6.1 million, or $(.10) per diluted earnings per share, was recorded to account for the difference between the purchase price and the carrying value.

Net Income Available to Common totaled $2.17 billion, or $35.55 diluted earnings per share, in the second quarter of 2000, compared to $182.2 million, or $2.92 diluted earnings per share, in the second quarter of 1999. Net income available to common in 2000 includes significant gains from the disposal of Aerial.

Revenue Recognition

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101B "Second Amendment: Revenue Recognition in Financial Statements". SAB 101B allows companies to defer the reporting of a change in accounting principle, as required by SAB 101, until the fourth quarter of the current fiscal year. Management continues to analyze this bulletin and anticipates the impact to be immaterial.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows From Continuing Operating Activities. The Company is generating substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $367.3 million in the first six months of 2000 compared to $198.4 million in 1999.

Net income from continuing operations excluding all noncash items increased 29% ($72.3 million) to $323.4 million in the first six months of 2000. The increase primarily reflects the 18% ($64.5 million) growth in aggregate operating cash flow (operating income plus depreciation and amortization). Changes in assets and liabilities from operations provided $43.9 million in 2000 and required $52.7 million in 1999. Cash provided by the change in assets and liabilities in 2000 primarily relates to an increase in accrued taxes and a decrease in materials and supplies, and accounts receivable, offset somewhat by a decrease in accounts payable. Cash required in 1999 primarily reflects an increase in accounts receivable and a decrease in accounts payable.

                                                                       Six Months Ended
                                                                            June 30,
                                                                   -------------------------
                                                                   2000                 1999
                                                                   ----                 ----
                                                                    (Dollars in thousands)

Net Income from continuing operations                           $  64,115            $ 249,739
Noncash items included in Net Income
  from continuing operations                                      259,281                1,349
                                                                ----------           ----------
Net Income from continuing operations
  Excluding all noncash items                                     323,396              251,088
Changes in assets and liabilities
  from operations                                                  43,863              (52,670)
                                                                ----------           ----------
                                                                $ 367,259            $ 198,418
                                                                ==========           ==========

Cash  Flows  From  Continuing  Investing   Activities.   TDS  makes  substantial
investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $225.8 million in the first six months of 2000 compared to $148.6 million in 1999 reflecting primarily capital expenditures. Capital expenditures required $175.4 million in 2000 and $210.6 million in 1999. Acquisitions, net of cash acquired, required $73.2 million in 2000 and $8.1 million in 1999. TDS acquired a telephone company, a majority interest in one cellular market and several minority cellular interests in the first six months of 2000. The sales of non-strategic cellular interests and other investments provided $22.5 million in 2000, and $57.6 million in 1999, reducing total cash flows required for investing activities in each period.

The primary purpose of TDS's construction and expansion strategy is to continually expand and improve the quality of its telecommunications networks in order to provide improved services to customers. U.S. Cellular capital expenditures  totaled  $129.8  million  in  2000  and  $161.9  million  in

1999 representing the construction of cell sites, the development of office systems and the change out of analog radio equipment for digital radio equipment. TDS Telecom capital expenditures totaled $45.6 million in 2000 and $48.8 million in 1999 representing amounts spent on accommodating growth in existing ILEC markets and expansion of new and existing CLEC markets.

Cash Flows From Continuing Financing Activities. Cash flows from financing activities required $192.4 million in the first six months of 2000 and provided $24.9 million in 1999. During the first six months of 2000, TDS paid $143.0 million to repurchase TDS Common Shares and U.S. Cellular paid $135.8 million to repurchase U.S. Cellular Common Shares. The Company increased Notes Payable balances by $122.0 million in 2000 and $42.4 million in 1999. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $15.5 million in 2000 and $14.6 million in 1999.

In February 2000, the TDS Board of Directors  authorized the repurchase of up to
2.0 million TDS Common Shares. As of June 30, 2000, the Company has repurchased 1,262,700 common shares under this program. The U.S. Cellular Board of Directors authorized the repurchase of 1.4 million U.S. Cellular Common Shares in March 2000 and an additional 1.4 million shares in May 2000. A total of 1,735,400 common shares were repurchased under these two programs as of June 30, 2000. An additional 327,600 U.S. Cellular Common Shares were purchased in the first six months of 2000 pursuant to a previously authorized program to repurchase a limited amount of shares on a quarterly basis, primarily for use in employee benefit plans.

Cash Flows From Discontinued Operations. Cash outflows from discontinued operations totaled $5.0 million in 2000 compared to $40.5 million in 1999 reflecting primarily amounts borrowed from TDS to fund the operating activities of Aerial.

LIQUIDITY

TDS anticipates that the aggregate resources required for 2000 will include approximately $330 million for U.S. Cellular capital additions and $140 million for TDS Telecom capital additions.

TDS and its subsidiaries had cash and temporary investments totaling $60.1 million at June 30, 2000. TDS also had $587 million of bank lines of credit for general corporate purposes at June 30, 2000. Unused amounts of such lines totaled $465 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash. U.S. Cellular's operating cash flow totaled $540.1 million for the twelve months ended June 30, 2000, up 24% ($103.3 million) from 1999. In addition, U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at June 30, 2000, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 19.5 basis points.

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

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs. TDS Telecom's operating cash flow totaled $248.1 million for the twelve months ended June 30, 2000, up 10% ($22.4 million) from 1999. In addition, TDS Telecom telephone subsidiaries had $112.1 million in unadvanced loan funds from federal government programs to finance the telephone construction activities as of June 30, 2000.

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

TDS owns a portfolio of marketable equity securities. The market value of these investments, principally VoiceStream Wireless Corporation common shares and Vodafone AirTouch plc American Depository Receipts amounted to $4.86 billion at June 30, 2000. A hypothetical 10% decrease in the share prices of these investments would result in a $486.3 million decline in the market value of the investments.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include:
- general economic and business conditions, both nationally and in the regions in which TDS operates,
- technology changes,
- competition,
- changes in business strategy or development plans,
- changes in governmental regulation,
- availability of future financing, and
- changes in growth in cellular customers, penetration rates, churn rates and roaming rates.

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
                                                                                          ---------

                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                           June 30,
                                                                    ---------------------             --------------------
                                                                    2000              1999            2000            1999
                                                                    ----              ----            ----            ----
                                                                      (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  U.S. Cellular                                                  $  397,657         $ 360,952      $  757,744      $  686,937
  TDS Telecom                                                       152,659           136,307         296,829         265,272
                                                                 -----------        ----------     -----------     -----------
                                                                    550,316           497,259       1,054,573         952,209
                                                                 -----------        ----------     -----------     -----------
OPERATING EXPENSES
  U.S. Cellular                                                     302,702           288,500         601,636         562,371
  TDS Telecom                                                       120,207           105,091         233,515         207,102
                                                                 -----------        ----------     -----------     -----------
                                                                    422,909           393,591         835,151         769,473
                                                                 -----------        ----------     -----------     -----------

OPERATING INCOME                                                    127,407           103,668         219,422         182,736
                                                                 -----------        ----------     -----------     -----------
INVESTMENT AND OTHER INCOME
  Interest and dividend income                                        4,824             1,645           7,294           3,347
  Investment income, net of amortization                              7,551               650           9,210           7,293
  Gain (Loss) on cellular and other investments                     (50,000)          328,341         (32,149)        339,892
  Other (expense), net                                                  (23)           (2,154)         (2,434)         (4,543)
  Minority share of (income)                                        (12,407)          (38,794)        (22,652)        (45,755)
                                                                 -----------        ----------     -----------     -----------
                                                                    (50,055)          289,688         (40,731)        300,234
                                                                 -----------        ----------     -----------     -----------

INCOME BEFORE INTEREST AND INCOME TAXES                              77,352           393,356         178,691         482,970
Interest expense                                                     24,618            25,677          47,447          51,240
Minority interest in income of subsidiary trust                       6,202             6,202          12,405          12,405
                                                                 -----------        ----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                46,532           361,477         118,839         419,325
Income tax expense                                                   21,768           144,772          54,724         169,586
                                                                 -----------        ----------     -----------     -----------

NET INCOME FROM CONTINUING OPERATIONS                                24,764           216,705          64,115         249,739
                                                                 -----------        ----------     -----------     -----------
Discontinued Operations
  Loss from operations of Aerial, net of tax                             --           (34,162)             --         (56,796)
  Gain on disposal of Aerial, net of tax                          2,150,082                --       2,150,082              --
                                                                 -----------        ----------     -----------     -----------
                                                                  2,150,082           (34,162)      2,150,082         (56,796)
                                                                 -----------        ----------     -----------     -----------

NET INCOME BEFORE EXTRAORDINARY ITEM                              2,174,846           182,543       2,214,197         192,943
  Extraordinary Item - loss on extinguishment of debt,
    net of tax                                                       (6,106)               --          (6,106)             --
                                                                 -----------        ----------     -----------     -----------

NET INCOME                                                       $2,168,740          $182,543      $2,208,091      $  192,943
                                                                 -----------        ----------     -----------     -----------

Preferred Dividend Requirement                                         (131)             (337)           (266)           (687)
                                                                 -----------        ----------     -----------     -----------

NET INCOME AVAILABLE TO COMMON                                   $2,168,609         $ 182,206      $2,207,825      $  192,256
                                                                 -----------        ----------     -----------     -----------

BASIC WEIGHTED AVERAGE COMMON SHARES (000s)                          60,306            61,399          60,692          61,339

BASIC EARNINGS PER SHARE (Note 8)
  Net income from continuing operations                          $     0.41         $    3.52      $     1.05      $     4.06
  Net income available to common                                 $    35.96         $    2.97      $    36.38      $     3.13
                                                                 ===========        ==========     ===========     ===========
DILUTED EARNINGS PER SHARE (Note 8)
  Net income from continuing operations                          $     0.40         $    3.47      $     1.03      $     3.99
  Net income available to common                                 $    35.55         $    2.92      $    35.95      $     3.08
                                                                 ===========        ==========     ===========     ===========
DIVIDENDS PER SHARE                                              $     .125         $     .115     $      .25      $      .23
                                                                 ===========        ==========     ===========     ===========

                       The accompanying notes to financial statements are an integral part of these statements.

                                         TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                         -------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                                            Unaudited
                                                            ---------
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 ------------------------
                                                                                 2000                1999
                                                                                 ----                ----
                                                                                 (Dollars in thousands)
  CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Net income from continuing operations                                    $   64,115           $  249,739
    Add (Deduct) adjustments to reconcile net income from
      continuing operations to net cash provided
      by operating activities
        Depreciation and amortization                                           197,261              169,468
        Deferred taxes                                                           (4,199)             115,495
        Investment income                                                       (15,797)             (13,966)
        Minority share of income                                                 22,652               45,755
        (Gain) Loss on cellular and other investments                            32,149             (339,892)
        Noncash interest expense                                                  9,083                8,829
        Other noncash expense                                                    18,132               15,660
        Change in accounts receivable                                             6,343              (27,988)
        Change in materials and supplies                                         10,840               (5,812)
        Change in accounts payable                                              (15,208)             (27,375)
        Change in accrued taxes                                                  28,244                5,685
        Change in other assets and liabilities                                   13,644                2,820
                                                                             -----------          -----------
                                                                                367,259              198,418
                                                                             -----------          -----------

  CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
    Capital expenditures                                                       (175,391)            (210,607)
    Acquisitions, net of cash acquired                                          (73,184)              (8,131)
    Investments in and advances to investment
      entities and license costs                                                   (959)                 413
    Distributions from investments                                               10,516               13,437
    Proceeds from investment sales                                               22,500               57,614
    Other investing activities                                                   (9,271)              (1,316)
                                                                             -----------          -----------
                                                                               (225,789)            (148,590)
                                                                             -----------          -----------

  CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
    Long-term debt borrowings                                                     1,657                2,469
    Repayments of long-term debt                                                (24,390)              (8,316)
    Change in notes payable                                                     121,991               42,351
    Dividends paid                                                              (15,464)             (14,585)
    Repurchase of common shares                                                (143,000)                  --
    Purchase of subsidiary common stock                                        (135,793)                  --
    Other financing activities                                                    2,599                2,937
                                                                             -----------          -----------
                                                                               (192,400)              24,856
                                                                             -----------          -----------

  CASH FLOWS FROM DISCONTINUED OPERATIONS                                        (4,953)             (40,464)
                                                                             -----------          -----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (55,883)              34,220
  CASH AND CASH EQUIVALENTS -
    Beginning of period                                                         111,010               45,139
                                                                             -----------          -----------
    End of period                                                            $   55,127           $   79,359
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
                                                        ------

                                                                       (Unaudited)
                                                                     June 30, 2000        December 31, 1999
                                                                     -------------        -----------------
                                                                         (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                           $    55,127           $   111,010
  Temporary investments                                                     4,969                 4,983
  Accounts receivable from customers and others                           324,099               317,025
  Materials and supplies, at average cost,
    and other current assets                                               68,772                74,990
                                                                      ------------          ------------
                                                                          452,967               508,008
                                                                      ------------          ------------

INVESTMENTS

  Marketable equity securities                                          4,863,011               843,280
  Intangible Assets
    Cellular license acquisitions costs, net                            1,145,502             1,156,175
    Franchise costs and other costs, net                                  197,700               177,677
  Investments in unconsolidated entities                                  285,035               272,601
  Other investments                                                        27,255                28,837
                                                                      ------------          ------------
                                                                        6,518,503             2,478,570
                                                                      ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                                         1,221,535             1,206,467
  TDS Telecom                                                             879,755               889,422
                                                                      ------------          ------------
                                                                        2,101,290             2,095,889
                                                                      ------------          ------------

OTHER ASSETS AND DEFERRED CHARGES                                          50,545                56,216
                                                                      ------------          ------------

NET ASSETS OF DISCONTINUED OPERATIONS                                          --               237,145
                                                                      ------------          ------------
    TOTAL ASSETS                                                      $ 9,123,305           $ 5,375,828
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
                                                ------------------------------------

                                                                            (Unaudited)
                                                                           June 30, 2000        December 31, 1999
                                                                           -------------        -----------------
                                                                                 (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                                         $     15,128          $     14,967
  Notes payable                                                                  121,991                    --
  Accounts payable                                                               182,681               206,937
  Advance billings and customer deposits                                          48,859                43,965
  Accrued interest                                                                23,788                23,492
  Accrued taxes                                                                   31,500                19,773
  Accrued compensation                                                            35,211                35,939
  Other current liabilities                                                       34,603                24,599
                                                                            -------------         -------------
                                                                                 493,761               369,672
                                                                            -------------         -------------

DEFERRED LIABILITIES AND CREDITS                                               2,006,184               424,515
                                                                            -------------         -------------

LONG-TERM DEBT, excluding current portion                                      1,286,413             1,279,877
                                                                            -------------         -------------

MINORITY INTERST in subsidiaries                                                 457,484               509,658
                                                                            -------------         -------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)                             300,000               300,000
                                                                            -------------         -------------

PREFERRED SHARES                                                                   8,210                 9,005
                                                                            -------------         -------------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                                            554                   554
  Series A Common Shares, par value $.01 per share                                    70                    70
  Capital in excess of par value                                               1,838,050             1,897,402
  Treasury Shares, at cost
    (2,422,180 shares and 1,237,207 shares, respectively)                       (231,618)             (102,975)
  Accumulated other comprehensive income                                         262,591               179,071
  Retained earnings                                                            2,701,606               508,979
                                                                            -------------         -------------
                                                                               4,571,253             2,483,101
                                                                            -------------         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  9,123,305          $  5,375,828
                                                                            =============         =============

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.    Discontinued Operations

      The Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream") in September of 1999. The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of approximately $2.15 billion, net of $1.51 billion in taxes, on this transaction. TDS had a basis in Aerial of $236.1 million, including deferred losses of $81.9 million from September 17, 1999 to May 4, 2000. TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.

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

      On July 24, 2000, Deutsche Telecom AG announced a proposed merger of VoiceStream with Deutsche Telecom. The proposed merger calls for the exchange of 3.2 shares of Deutsche Telecom and $30 for each share of VoiceStream owned, subject to adjustment under certain circumstances. In addition, VoiceStream stockholders may elect to receive all cash or all stock for their shares, subject to proration. The merger is subject to regulatory approvals and other conditions, including stockholder approval. VoiceStream stockholders holding over 50% of the voting power of the VoiceStream common stock, including TDS, have agreed to vote for the merger.

Net assets of discontinued operations as of December 31, 1999, are as follows:

Current Assets
  Cash and temporary investments                                    $     5,261
  Accounts receivable                                                    32,223
  Inventory                                                               8,336
  Other current assets                                                    5,565
Investments
  Broadband PCS license costs, net                                      303,913
  Other Investments                                                       3,263
Property, plant and equipment                                           619,913
Other assets and deferred charges                                           204
Current portion vendor credit agreement                                (103,765)
Accounts payable                                                        (35,230)
Accrued taxes                                                            (7,419)
Accrued compensation                                                     (9,732)
Other accrued expenses                                                   (4,676)
Deferred income tax liability                                          (147,696)
Long-term debt                                                         (250,846)
Minority interest in subsidiaries                                      (226,348)
Losses deferred after measurement date                                   44,179
                                                                    ------------
                                                                    $   237,145
                                                                    ============

Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:

                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                            -----------------------               ----------------------
                                                            2000               1999               2000              1999
                                                            ----               ----               ----              ----
                                                                           (Dollars in thousands)
Revenues                                                $    26,934         $    54,785       $    94,463       $   105,326
Expenses                                                     42,676             102,132           164,148           202,507
                                                        ------------        ------------      ------------      ------------
Operating (Loss)                                            (15,742)            (47,347)          (69,685)          (97,181)
Minority share of loss                                       21,804                 865            33,459            10,967
Other income                                                (34,788)              1,243           (29,533)            2,834
Interest expense                                             (2,275)             (5,389)           (8,605)          (10,397)
                                                        ------------        ------------      ------------      ------------
(Loss) Before Income Taxes                                  (31,001)            (50,628)          (74,364)          (93,777)
Income tax benefit                                           18,373              16,466            36,624            36,981
                                                        ------------        ------------      ------------      ------------
  Net (Loss)                                                (12,628)            (34,162)          (37,740)          (56,796)
Losses deferred after measurement date                       12,628                  --            37,740                --
                                                        ------------        ------------      ------------      ------------
Net (Loss) From Discontinued
  Operations                                            $       --          $   (34,162)      $        --       $   (56,796)
                                                        ============        ============      ============      ============


Summarized cash flow statement information relating to discontinued operations is as follows:

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          ----------------------
                                                                          2000              1999
                                                                          ----              ----
                                                                             (Dollars in thousands)
Cash flows from operating activities                                  $   (54,241)       $  (29,110)
Cash flows from financing activities                                      108,180             1,605
Cash flows from investing activities                                      (17,325)          (13,457)
                                                                      ------------       -----------
Cash provided (used) by discontinued operations                            36,614           (40,962)
(Increase) decrease in cash included in net
  assets of discontinued operations                                       (41,567)              498
                                                                      ------------       -----------
Cash flows from discontinued operations                               $    (4,953)       $  (40,464)
                                                                      ============       ===========

3.    Marketable Equity Securities

      Marketable equity securities include the Company's investments in equity securities, primarily VoiceStream common shares and Vodafone AirTouch plc American Depository Receipts. These securities are classified as available-for-sale and stated at fair market value.

      Information regarding the Company's marketable equity securities is summarized below.

                                                                   June 30,               December 31,
                                                                   --------               ------------
                                                                     2000                     1999
                                                                     ----                     ----
                                                                       (Dollars in thousands)
Available-for-sale Equity Securities

Aggregate Fair Value                                                 $ 4,863,011           $  843,280
  Adjusted Basis                                                       4,417,331              517,870
                                                                     -----------           ----------
  Gross Unrealized Holding Gains                                         445,680              325,410
  Tax Effect                                                             177,312              130,616
                                                                     -----------           ----------
  Unrealized Holding Gains, net of tax                                   268,368              194,794
  Minority Share of Unrealized Holding Gains                               5,777               15,723
                                                                     -----------           ----------
  Net Unrealized Holding Gains                                       $   262,591           $  179,071
                                                                     ===========           ==========

4.    Common Stockholders' Equity

      In February 2000, the TDS Board of Directors authorized the repurchase of up to 2.0 million TDS Common Shares. As of June 30, 2000, TDS has repurchased 1,262,700 common shares under this program.

5.    Gain (Loss) on Cellular and Other Investments

      TDS reduced the carrying value of its paging investment by $50.0 million to $24.7 million, plus a secured note receivable outstanding of $11.0 million, in the second quarter of 2000 to reflect the reduced valuations that the paging industry is experiencing. The sale of a minority cellular interest in the first quarter of 2000 resulted in a gain of $17.9 million.

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

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                               2000                   1999
                                                                               ----                   ----
                                                                                (Dollars in thousands)
Accumulated Other Comprehensive Income

  Balance, beginning of period                                              $  179,071             $   75,609
                                                                            -----------            -----------
  Add:
    Net unrealized gains on securities                                         120,269                190,984
    Income tax effect                                                          (46,695)               (76,187)
                                                                            -----------            -----------
                                                                                73,574                114,797
    Minority share of unrealized gains                                           9,946                (17,146)
                                                                            -----------            -----------

  Net unrealized gains                                                          83,520                 97,651
                                                                            -----------            -----------

  Deduct:
    Recognized gains on securities                                                 --                 327,113
    Income tax expense                                                             --                (130,845)
                                                                            -----------            -----------
                                                                                   --                 196,268
    Minority share of recognized gain                                              --                 (29,655)
                                                                            -----------            -----------

    Net recognized gains included in Net Income                                    --                 166,613
                                                                            -----------            -----------

  Net change in unrealized gains included in
    Comprehensive Income                                                        83,520                (68,962)
                                                                            -----------
                                                                                                   -----------
  Balance, end of period                                                    $  262,591             $    6,647
                                                                            ===========            ===========



                                                           Three Months Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                         ---------------------             ------------------
                                                         2000             1999             2000          1999
                                                         ----             ----             ----          ----
                                                                           (Dollars in thousands)
Comprehensive Income
  Net Income                                          $2,168,740       $ 182,543       $2,208,091     $ 192,943
  Net change in unrealized gains
     on securities                                        58,631        (134,788)          83,520       (68,962)
                                                      -----------      ----------      -----------    ----------
                                                      $2,227,371       $  47,755       $2,291,611     $ 123,981
                                                      ===========      ==========      ===========    ==========

7.   Extraordinary Item - Loss on Extinguishment of Debt

     U.S. Cellular purchased $25.8 million face value of its Liquid Yield Option Notes (LYONs) for $16.5 million in a private transaction. A net loss of $6.1 million, or $(.10) per diluted earnings per share, was recorded to account for the difference between the purchase price and the carrying value.

8.   Earnings Per Share

     The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                 ----------------------           --------------------
                                                                 2000              1999           2000            1999
                                                                 ----              ----           ----            ----
                                                                    (Dollars in thousands, except per share amounts)
Net Income from Continuing Operations                        $   24,764        $  216,705     $   64,115      $  249,739
Less:  Preferred Dividends                                         (131)             (337)          (266)           (687)
                                                             -----------       -----------    -----------     -----------
Net Income Available to Common from Continued
  Operations Used in Basic Earnings Per Share                    24,633           216,368         63,849         249,052

Discontinued Operations
  Gain on Disposal of Aerial                                  2,150,082                --      2,150,082              --
  Loss on Operations of Aerial                                       --           (34,162)            --         (56,796)
Extraordinary Item                                               (6,106)               --         (6,106)             --
                                                             -----------       -----------    -----------     -----------
Net Income Available to Common used in
  Basic Earnings Per Share                                   $2,168,609        $  182,206     $2,207,825      $  192,256
                                                             ===========       ===========    ===========     ===========

Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                               60,306            61,399         60,692          61,339
                                                             ===========       ===========    ===========     ===========

Basic Earnings Per Common Share
  Continuing Operations                                      $     0.41        $     3.52     $     1.05      $     4.06
  Discontinued Operations
    Gain on Disposal of Aerial                                    35.65                --          35.43             --
    Loss on Operations of Aerial                                     --             (0.55)            --           (0.93)
  Extraordinary Item                                              (0.10)               --          (0.10)             --
                                                             -----------       -----------    -----------     -----------
                                                             $    35.96        $     2.97     $    36.38      $     3.13
                                                             ===========       ===========    ===========     ===========

                                        23


                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,
                                                                 ----------------------              ---------------------
                                                                 2000              1999              2000             1999
                                                                 ----              ----              ----             ----
                                                                    (Dollars in thousands, except per share amounts)
Net Income Available to Common from Continuing
  Operations Used in Basic Earnings Per Share                $   24,633        $  216,368        $   63,849       $  249,052

Reduction in Preferred Dividends if Preferred
  Shares Converted into Common Shares                                63               307               130              627
Minority Income Adjustment                                         (229)             (541)             (460)          (1,137)
                                                             -----------       -----------       -----------      -----------
Net Income Available to Common from Continuing
  Operations Used in Diluted Earnings Per Share                  24,467           216,134            63,519          248,542

Discontinued Operations
  Gain on Disposal of Aerial                                  2,150,082                --         2,150,082               --
  Loss on Operations of Aerial                                       --           (34,162)               --          (56,796)
Extraordinary Item                                               (6,106)               --            (6,106)              --
                                                             -----------       -----------       -----------      -----------
Net Income (Loss) Available to Common Used
  in Diluted Earnings Per Share                              $2,168,443        $  181,972        $2,207,495       $  191,746
                                                             ===========       ===========       ===========      ===========
Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                               60,306            61,399            60,692           61,339

Effect of Dilutive Securities
  Common Shares Outstanding if Preferred
    Shares Converted                                                182               614               189              635
  Stock Options                                                     501               339               516              266
  Common Shares Issuable                                             13                13                13               13
                                                             -----------       -----------       -----------      -----------
Weighted Average Number of Common Shares
  Used in Diluted Earnings Per Share                             61,002            62,365            61,410           62,253
                                                             ===========       ===========       ===========      ===========

Diluted Earnings Per Common Share
  Continuing Operations                                      $     0.40        $     3.47        $     1.03       $     3.99
  Discontinued Operations
    Gain on Disposal of Aerial                                    35.25                --             35.02               --
    Loss on Operations of Aerial                                     --             (0.55)               --            (0.91)
  Extraordinary Item                                              (0.10)               --             (0.10)              --
                                                             -----------       -----------       -----------      -----------
                                                             $    35.55        $     2.92        $    35.95       $     3.08
                                                             ===========       ===========       ===========      ===========

      The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

9.    Supplemental Cash Flow Information

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

      TDS acquired certain cellular licenses and interests during the first six months of 2000 and 1999 and a telephone company in 2000. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.

                                                                            Six Months Ended
                                                                                June 30,
                                                                          ---------------------
                                                                          2000             1999
                                                                          ----             ----
                                                                        (Dollars in thousands)
     Property, plant and equipment                                   $    10,497       $       --
     Cellular licenses                                                     4,740            5,464
     Notes receivable - other                                            (10,000)              --
     Equity method investment in cellular interests                       65,727               --
     Franchise costs                                                      22,744               --
     Long-term debt                                                      (19,108)              --
     Deferred credits                                                       (700)              --
     Other assets and liabilities,
       excluding cash and cash equivalents                                   952               --
     Decrease in Minority interest                                        (1,668)           2,667
     Common Shares issued                                                     --               --
                                                                     ------------       ----------
     Decrease in cash due to acquisitions                            $    73,184        $   8,131
                                                                     ============       ==========

The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                             2000                1999
                                                                             ----                ----
                                                                             (Dollars in thousands)
     Interest Paid
       Continuing Operations                                              $ 37,793            $  42,081
       Discontinued Operations                                               2,112                1,320
     Income Taxes Paid (net of income tax refund
       received of $15,000 in 2000)                                         18,071                7,353
     Common shares issued by TDS for
       conversion of TDS Preferred Stock                                  $    418            $   2,811



10.   Business Segment Information

      Financial data for the Company's business segments for each of the three and six month periods ended or at June 30, 2000 and 1999 are as follows:

Three Months Ended                                                                          Discontinued
or at June 30, 2000                   U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
-------------------                   -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   397,657      $  152,659       $      --         $       --      $  550,316
Operating cash flow                         160,080          65,860              --                 --         225,940
Depreciation and
  amortization expense                       65,125          33,408              --                 --          98,533
Operating income                             94,955          32,452              --                 --         127,407
Marketable Equity Securities                459,764         140,014        4,263,233                --       4,863,011
Total Assets                              3,279,294       1,453,808        4,390,203                --       9,123,305
Capital Expenditures                    $    69,968      $   29,515       $      --         $       --      $   99,483

Three Months Ended                                                                          Discontinued
or at June 30, 1999                   U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
-------------------                   -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   360,952      $  136,307       $      --         $       --      $  497,259
Operating cash flow                         128,918          61,747              --                 --         190,665
Depreciation and
  amortization expense                       56,466          30,531              --                 --          86,997
Operating income                             72,452          31,216              --                 --         103,668
Marketable Equity Securities                411,085         113,499              --                 --         524,584
Total Assets                              3,219,523       1,385,411          175,702            526,587      5,307,223
Capital Expenditures                    $    77,164      $   27,200       $      --         $       --      $  104,364

Six Months Ended                                                                            Discontinued
or at June 30, 2000                   U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
-------------------                   -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   757,744      $  296,829       $      --         $       --      $1,054,573
Operating cash flow                         287,241         129,442              --                 --         416,683
Depreciation and
  amortization expense                      131,133          66,128              --                 --         197,261
Operating income                            156,108          63,314              --                 --         219,422
Marketable Equity Securities                459,764         140,014        4,263,233                --       4,863,011
Total Assets                              3,279,294       1,453,808        4,390,203                --       9,123,305
Capital Expenditures                    $   129,799      $   45,592       $      --         $       --      $  175,391

Six Months Ended                                                                            Discontinued
or at June 30, 1999                   U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
-------------------                   -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   686,937      $  265,272       $      --         $       --      $  952,209
Operating cash flow                         232,947         119,258              --                 --         352,205
Depreciation and
  amortization expense                      108,381          61,088              --                 --         169,469
Operating income                            124,566          58,170              --                 --         182,736
Marketable Equity Securities                411,085         113,499              --                 --         524,584
Total Assets                              3,219,523       1,385,411          175,702            526,587      5,307,223
Capital Expenditures                    $   161,852      $   48,755       $      --         $       --      $  210,607

[FN]

(1) Consists of the TDS Corporate operations and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

At the Annual Meeting of Shareholders of TDS, held on May 19, 2000, the following number of votes were cast for the matters indicated:

1. a. For the election of three Class I Directors of the Company by the Series A Holders:

                                                                       Broker
           Nominee        For                 Withhold                Non-vote
           -----         ---                 --------                --------
James Barr III          67,920,127                 987                    -0-
Sandra L. Helton        67,921,087                 27                     -0-
George W. Off           67,921,087                 27                     -0-

   b.    For the  election  of one Class I Director of the Company by the Common
         Holders:

                                                                       Broker
           Nominee        For                 Withhold                Non-vote
           -------        ---                 --------                --------
Martin L. Solomon      47,842,311               628,877                  -0-

2. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 2000:
                                                                        Broker
             For        Withhold                Abstain                Non-vote
             ---        --------                -------                --------
         116,311,142      30,427                 50,733                   -0-

3. Shareholder Proposal:
                                                                        Broker
             For        Withhold                Abstain                Non-vote
             ---        --------                -------                --------
         15,910,870   87,111,979              3,037,801              10,331,652

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------
      (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 8 to the financial statements.

      (b)    Exhibit 12 - Statement regarding computation of ratios.

      (c)    Exhibit 27 - Financial Data Schedule

      (d)    Reports on Form 8-K filed during the quarter ended June 30, 2000:

The Company filed a Current Report on Form 8-K, dated May 4, 2000, for the purpose of filing a news release and proforma balance. The news release, dated May 4, 2000, announced the completion of the Aerial/VoiceStream merger. The proforma balance sheet was included to show the effect of the exchange of TDS's interest in Aerial for 35,570,493 common shares of VoiceStream. The Current Report was filed on May 19, 2000.

                                   SIGNATURES
                                   ----------
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)

Date   August 11, 2000                           /s/ Sandra L. Helton
     -------------------------------            -------------------------
                                                Sandra L. Helton,
                                                Executive Vice President-Finance
                                                (Chief Financial Officer)



Date   August 11, 2000                           /s/ D. Michael Jack
     -------------------------------            ------------------------
                                                D. Michael Jack,
                                                Vice President and Controller
                                                (Principal Accounting Officer)

















Signature page for the TDS 2000 Second Quarter Form 10-Q