Form 10-Q
period 2000-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2000-11-13
CIK 1051512

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                               -------------------------------------------------
                                                  OR

| |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     -------------------------


                        Commission File Number 001-14157


--------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 36-2669023
   -------------------------------            ------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                30 North LaSalle Street, Chicago, Illinois 60602
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (312) 630-1900

                                 Not Applicable
   ---------------------------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   |X|    No
                                                   -------     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at October 31, 2000
----------------------------------         -------------------------------------
   Common Shares, $.01 par value                       51,867,068 Shares
Series A Common Shares, $.01 par value                  6,912,099 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                         3rd QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition            2-15

                Consolidated Statements of Income -
                   Three Months and Nine Months Ended
                   September 30, 2000 and 1999                                16

                Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 2000 and 1999              17

                Consolidated Balance Sheets -
                   September 30, 2000 and December 31, 1999                18-19

                Notes to Consolidated Financial Statements                 20-27


Part II.     Other Information                                                28


Signatures                                                                    29

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------


Telephone and Data Systems, Inc. ("TDS" or the "Company") is a diversified telecommunications company, which provides high-quality telecommunications services to 3.6 million wireless telephone and telephone customer units. TDS's business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications. The Company conducts substantially all of its wireless telephone operations through its 82.7%-owned subsidiary, United States Cellular Corporation ("U.S. Cellular") and its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom").

Merger of Aerial Communications, Inc.

In September of 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its then over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream"). The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of $2.15 billion, net of tax, on this transaction in 2000. TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.

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

RESULTS OF OPERATIONS
---------------------

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1999
----
Operating Revenues increased 11% ($160.0 million) during the first nine months of 2000 primarily as a result of a 16% increase in customer units served. U.S. Cellular's operating revenues increased 11% ($111.8 million) as customer units served increased by 437,000, or 18%, since September 30, 1999, to 2,890,000. TDS Telecom operating revenues increased 12% ($48.2 million) as total access lines increased by 69,400 or 11%, since September 30, 1999 to 696,400.

Operating Expenses rose 11% ($122.4 million) in 2000 reflecting growth in operations. U.S. Cellular's operating expenses increased 10% ($81.3 million) and TDS Telecom's expenses increased 13% ($41.1 million).

Operating Income increased 12% to $345.4 million in 2000 from $307.7 million in 1999. U.S. Cellular's operating income increased 14% to $250.6 million in 2000 from $220.1 million in 1999 and its operating income margin, as a percentage of service revenues, improved to 22.3% in 2000 from 21.5% in 1999. TDS Telecom's operating income increased 8% to $94.7 million in 2000 from $87.6 million in 1999 and its operating margin declined to 21.0% in 2000 from 21.8% in 1999. The slight decrease in TDS Telecom's operating margin was primarily the result of expanding CLEC activities.

Investment and Other Income (Expense) totaled $7.4 million in 2000 and $300.4 million in 1999.

Gain on Cellular and Other Investments totaled $25.6 million in 2000 and $345.9 million in 1999. The sale of non-strategic cellular interests and the settlement of a legal matter resulted in gains of $96.1 million in 2000. TDS reduced the carrying value of its paging investment by $70.5 million in 2000 to reflect the reduced valuations in the paging industry. TDS continues to hold a secured note receivable of $11.0 million with its paging investment.

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

Minority Share of (Income) includes the minority public shareholders' share of U.S. Cellular's net income, the minority shareholders' or partners' share of U.S. Cellular's subsidiaries' net income or loss and other minority interests. The decrease in minority share of income primarily reflects the decrease in U.S. Cellular's net income due to a decrease in gains. Gains increased minority share of income by $8.7 million in 2000 and $30.6 million in 1999.

                                                               Nine Months Ended
                                                                 September 30,
                                                              ------------------
                                                           2000              1999              Change
                                                           ----              ----              ------
                                                            (Dollars in thousands)
Minority Share of (Income)
  U.S. Cellular
    Minority Public Shareholders'                     $      (35,707)    $     (53,516)     $      17,809
    Minority Shareholders' or Partners'                       (6,801)           (6,156)              (645)
                                                      ---------------    --------------     --------------
                                                             (42,508)          (59,672)            17,164

  Other                                                         (247)             (510)               263
                                                      ---------------    --------------     --------------
                                                      $      (42,755)    $     (60,182)     $      17,427
                                                      ===============    ==============     ==============

Interest Expense decreased 6% ($4.3 million) in 2000 reflecting primarily lower average short-term debt balances.

Income Tax Expense decreased 42% ($87.7 million) in 2000. The effective income tax rate was 46.9% in 2000 and 41.0% in 1999. The effective income tax rate, excluding gains, was 43.0% in 2000 and 43.8% in 1999.

Income From Continuing Operations totaled $139.2 million, or $2.26 per diluted share, in 2000, compared to $302.7 million, or $4.82 per diluted share, in 1999. Income from continuing operations, excluding gains and losses, increased to $139.7 million, or $2.27 per diluted share in 2000 from $111.2 million, or $1.75 per diluted share in 1999. A summary of income from continuing operations and diluted earnings per share from operations and gains (losses) is shown below.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  -----------------
                                                              2000                    1999
                                                              ----                    ----
                                                       (Dollars in thousands, except per share amounts)
Income from Continuing Operations
  Operations                                             $       139,708         $       111,186
  Gains (Losses)                                                    (488)                191,489
                                                         ----------------        ----------------
                                                         $       139,220         $       302,675
                                                         ================        ================

Diluted Earnings Per Share from
     Continuing Operations
  Operations                                             $          2.27          $         1.75
  Gains (Losses)                                                    (.01)                   3.07
                                                         ----------------        ----------------
                                                         $          2.26          $         4.82
                                                         ================        ================

Discontinued Operations. The gain on disposal of Aerial totaled $2.15 billion, or $35.14 per diluted share in 2000. Loss on operations of Aerial totaled $(84.2) million, or $(1.35) per diluted share in 1999. A loss from operations of Aerial of $(37.7) million in 2000, prior to the merger, was deferred and recognized as a reduction of the gain on disposal of Aerial.

Extraordinary Item - loss on extinguishment of debt, is related to U.S. Cellular's repurchase and certain conversions of its Liquid Yield Option Notes (LYONs). A loss, net of taxes and minority interest, of $(26.6) million, or $(0.43) per diluted share, reflects the difference between the repurchase or conversion price and the carrying value.

Net Income Available to Common totaled $2.26 billion, or $36.97 per diluted share, in 2000, compared to $217.5 million, or $3.47 per diluted share, in 1999. Net income available to common in 2000 includes significant gains from the disposal of Aerial.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation ("U.S. Cellular"), an 82.7%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Rapid growth in the customer base is a primary reason for the growth in U.S. Cellular's results of operations. The number of customer units served increased by 437,000, or 18%, since September 30, 1999, to 2,890,000.

                                            Three Months Ended                      Nine Months Ended
                                              September 30,                           September 30,
                                            ------------------                      -----------------
                                          2000             1999                 2000               1999
                                          ----             ----                 ----               ----
                                                              (Dollars in thousands)

Operating Revenue

  Local service                         $ 280,234         $ 241,667            $ 801,512         $ 689,672
  Inbound roaming                          78,124            91,713              226,579           241,790
  Long-distance and other                  38,271            26,760               97,887            92,395
                                       -----------       -----------           ----------        ----------
    Service Revenue                       396,629           360,140            1,125,978         1,023,857

  Equipment Sales                          17,570            13,061               45,965            36,281
                                       -----------       -----------           ----------       -----------
                                          414,199           373,201            1,171,943         1,060,138
                                       -----------       -----------           ----------       -----------
Operating Expenses

  System operations                        54,659            44,807              152,286           165,139
  Marketing and selling                    73,988            66,848              214,174           188,533
  Cost of equipment sold                   34,430            27,915               99,081            81,015
  General and administrative               89,892            80,627              257,931           239,500
  Depreciation                             51,665            47,031              153,052           135,332
  Amortization                             15,037            10,413               44,783            30,493
                                        ----------        ----------           ----------        ----------
                                          319,671           277,641              921,307           840,012
                                        ----------        ----------           ----------        ----------

Operating Income                        $  94,528         $  95,560            $ 250,636         $ 220,126
                                        ==========        ==========           ==========        ==========

Operating revenue increased 11% ($111.8 million) in 2000 primarily related to the increase in customer units. Average monthly service revenue per customer decreased 7% ($3.53) to $45.53 in 2000 from $49.06 in 1999. The decline reflects primarily lower retail revenue per customer ($0.64), lower roaming revenue per customer ($2.42) and lower long-distance and other revenue per customer ($0.47).

Local retail revenue increased 16% ($111.8 million) in 2000 due primarily to the 18% customer growth. Average local minutes of use per retail customer increased 30% to 151 in 2000 from 115 in 1999, while average local retail revenue per minute continued to decline in 2000. Competitive pressures and U.S. Cellular's use of incentive programs and rate plans to stimulate overall usage resulted in a lower average revenue per minute of use. Average monthly local retail revenue per customer declined 2% ($0.64) to $32.41 in 2000 from $33.04 in 1999.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) decreased 6% ($15.2 million) in 2000. The decline in inbound roaming revenue was a result of an increase in roaming minutes of use offset by a decrease in roaming revenue per minute due to the downward trend in negotiated rates. Both the decrease in revenue per minute of use and the increase in minutes of use were significantly affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout the remainder of 2000 and in 2001 because these pricing programs are present in both periods of comparison. Additionally, as new wireless operators begin service in U.S. Cellular's markets, roaming partners could switch their business to these new operators, further slowing the growth in inbound roaming minutes of use. It is also anticipated that average inbound roaming revenue per minute of use will continue to decline. Average monthly inbound roaming revenue per U.S. Cellular customer decreased 21% ($2.42) to $9.16 in 2000 compared to $11.58 in 1999. The decrease is attributable to a decrease in inbound roaming revenue compared to an increase in the U.S. Cellular customer base.

Long-distance and other revenue increased 6% ($5.5 million) in 2000. Average monthly long-distance and other revenue per customer decreased 11% ($0.47) to $3.96 in 2000 compared to $4.43 in 1999. The decrease is attributable to the larger increase in the customer base than in long-distance and other revenue.

Operating expenses increased 10% ($81.3 million) in 2000. The increase is primarily related to costs incurred to expand the customer base and increased depreciation and amortization expense, offset somewhat by a decrease in system operations expense.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. Marketing and selling expenses increased 14% ($25.6 million) in 2000 while cost of equipment sold increased 22% ($18.1 million). These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Equipment sales revenue increased 27% ($9.7 million) in 2000. Cost per gross customer addition decreased to $331 in 2000 from $343 in 1999. Gross customer activations increased to 807,000 in 2000 from 681,000 in 1999. The increase in marketing and selling expenses was primarily driven by increased commissions, which resulted from an increase in gross activations and increased advertising costs. The increase in equipment subsidies was primarily driven by the sale of more dual-mode phones, which on average generate greater equipment subsidies than the sale of analog phones. The increase in sales of dual-mode phones is related to the growth in number of U.S. Cellular's systems providing digital coverage, which enables U.S. Cellular to offer its customers more features, better clarity and increased roaming capabilities. As of September 30, 2000, 42% of U.S. Cellular's customers were on digital rate plans compared to 15% as of September 30, 1999.

System operations expenses (costs to provide service) decreased 8% ($12.9 million) and consumed 13.5% of service revenues in 2000 and 16.1% in 1999. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. The decrease in system operations expense was primarily due to the $25.5 million decrease in net outbound roaming expenses reflecting a reduction in cost per minute of use related to the lower roaming prices in the industry. Maintenance, utility and cell site expenses increased 13% ($7.5 million) reflecting the increase in cell sites in service.

General and administrative expenses increased 8% ($18.4 million) and consumed 22.9% of service revenues in 2000 and 23.4% in 1999. The overall increase in administrative expenses reflects the growing customer base and other expenses incurred related to the growth in U.S. Cellular's business. U.S. Cellular incurred additional costs in 2000 by providing dual-mode phone units to customers who migrated from analog to digital rate plans.

Depreciation expense increased 13% ($17.7 million) in 2000 primarily due to the 12% increase in average fixed assets since September 30, 1999, and a reduction in the useful lives of certain assets beginning in 2000. Amortization expense increased 47% ($14.3 million) in 2000 primarily related to U.S. Cellular's new billing and information system. Beginning October 1, 1999, U.S. Cellular began amortizing the development costs of the new billing and information system. Annual amortization of these billing related costs is expected to be approximately $17 million.

Operating income increased 14% ($30.5 million) to $250.6 million in 2000. The improvement was primarily driven by the substantial growth in customer units and revenue. Operating margin, as a percent of service revenue, improved to 22.3% in 2000 compared to 21.5% in 1999.

Management expects service revenues to continue to grow during the remainder of 2000 and in 2001; however, management anticipates that average monthly revenue per customer will decrease as local retail and inbound roaming revenue per minute of use decline and as U.S. Cellular further penetrates the consumer market. Management continues to believe seasonal trends exist in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") services have initiated service in certain of U.S. Cellular's markets over the past four years. U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of its market clusters throughout 2000 and 2001. U.S. Cellular has increased its advertising to promote its brand and to distinguish its service from other wireless communications providers. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine how this additional competition is affecting U.S. Cellular's results. Management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in U.S. Cellular's markets.

TDS TELECOM OPERATIONS

TDS operates  its wireline  telephone  business  through TDS  Telecommunications
Corporation ("TDS Telecom"), a wholly-owned subsidiary. Total access lines served by TDS Telecom increased by 69,400, or 11%, since September 30, 1999 to 696,400. TDS Telecom's 105 incumbent local exchange ("ILEC") subsidiaries served 598,400 access lines at September 30, 2000, a 5% (27,600 access lines) increase over the 570,800 access lines at September 30, 1999. TDS Telecom's competitive local exchange ("CLEC") subsidiaries served 98,000 access lines at September 30, 2000, an increase of 41,800 access lines from 56,200 access lines served at September 30, 1999. TDS Telecom plans to expand its CLEC operations into certain mid-sized cities, which are geographically proximate to existing TDS Telecom markets.

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                              -----------------                 ----------------
                                                            2000              1999            2000             1999
                                                            ----              ----            ----             ----
                                                                            (Dollars in thousands)
Local Telephone Operations

  Operating Revenue
    Local service                                      $     42,447       $     38,623     $   124,660     $   113,212
    Network access and long-distance                         71,545             65,732         212,673         199,905
    Miscellaneous                                            18,681             19,142          53,912          52,206
                                                       -------------      -------------    ------------     -----------
                                                            132,673            123,497         391,245         365,323
                                                       -------------      -------------    ------------     -----------
  Operating Expenses
    Operating expenses                                       66,409             63,198         194,773         183,965
    Depreciation and Amortization                            30,512             29,394          92,478          87,761
                                                       -------------      -------------    ------------    ------------
                                                             96,921             92,592         287,251         271,726
                                                       -------------      -------------    ------------    ------------
      Local Telephone Operating Income                 $     35,752       $     30,905     $   103,994     $    93,597
                                                       -------------      -------------    ------------    ------------
Competitive Local Exchange Operations

  Operating Revenue                                    $     22,246       $     14,423     $    61,382     $    38,741
                                                       -------------      -------------     -----------     -----------
Operating Expenses

  Operating expenses                                         24,279             14,355          64,181          40,474
  Depreciation and Amortization                               2,293              1,536           6,455           4,257
                                                        ------------       ------------     -----------     -----------
                                                             26,572             15,891          70,636          44,731
                                                        ------------       ------------     -----------     -----------
    Competitive Local Exchange
      Operating (Loss)                                  $    (4,326)      $     (1,468)     $   (9,254)     $   (5,990)
                                                        ------------      -------------     -----------     -----------
Intercompany revenues                                          (849)              (482)         (1,728)         (1,354)
Intercompany expenses                                          (849)              (482)         (1,728)         (1,354)
                                                        ------------      -------------     -----------     -----------
  Operating Income                                      $    31,426       $     29,437      $   94,740      $   87,607
                                                        ============      =============     ===========     ===========

Operating revenue increased 12% ($48.2 million) in 2000, reflecting primarily customer growth.

Revenue from local telephone operations increased 7% ($25.9 million) in 2000. Average monthly revenue per access line increased 2% ($1.56) to $74.11 in 2000 from $72.55 in 1999. Local service revenue increased 10% ($11.4 million) during 2000. Internal access line growth increased revenues by $4.5 million while the sale of custom calling and advanced features increased revenues by $3.5 million. Rate increases added $2.2 million to revenues. Average monthly local service revenue per access line was $23.61 in 2000 and $22.48 in 1999. Network access and long-distance revenue increased 6% ($12.8 million) during 2000. Revenue generated from access minute growth due to increased network usage increased $5.1 million in 2000. Compensation from state and national revenue pools due to increased costs of providing network access added $2.3 million to revenues. Average monthly network access and long-distance revenue per access line was $40.29 in 2000 and $39.70 in 1999. Miscellaneous revenue increased 3% ($1.7 million) during 2000. Average monthly miscellaneous revenue per access line was $10.21 in 2000 and $10.37 in 1999.

Revenue from competitive local exchange operations increased 58% ($22.6 million) in 2000 as access lines served increased to 98,000 at September 30, 2000 from 56,200 at September 30, 1999.

Operating expenses increased 13% ($41.1 million) during 2000. Expenses from local telephone operations increased by 6% ($15.5 million) in 2000. Cash operating expenses increased by 6% ($10.8 million) in 2000 while depreciation and amortization increased 5% ($4.7 million). Local telephone operating expenses are expected to increase due to inflation and the development and introduction of new revenue-producing programs. Competitive local exchange operating expenses increased 58% ($25.9 million) in 2000 due primarily to the costs incurred to grow the customer base and provide competitive local exchange services.

Operating income increased 8% ($7.1 million) to $94.7 million in 2000 reflecting improved local telephone operations operating results. Operating income from local telephone operations increased 11% ($10.4 million) to $104.0 million. Operating loss from competitive local exchange operations increased 54% ($3.3 million) to $(9.3) million.

Operating income from local telephone operations should remain fairly stable or increase slightly with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings. Operating loss from competitive local exchange operations is expected to increase somewhat throughout 2000 due to costs associated with continued expansion into new markets.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Operating Revenues increased 11% ($57.6 million) during the third quarter of 2000 for reasons generally the same as the first nine months. U.S. Cellular revenues increased 11% ($41.0 million) in 2000. Local retail revenue increased 16% ($38.6 million) in 2000, while inbound roaming revenue decreased 15% ($13.6 million). Average monthly service revenue per customer was $46.54 in 2000 and $49.73 in 1999. TDS Telecom revenues increased 12% ($16.6 million) in the third quarter of 2000 due to the growth in ILEC operations ($9.2 million) and growth in CLEC operations ($7.8 million). Average monthly revenue per ILEC access line increased to $74.11 in 2000 from $72.58 in 1999.

Operating Expenses rose 15% ($56.7 million) during the third quarter of 2000 for reasons generally the same as the first nine months. U.S. Cellular expenses increased 15% ($42.0 million). System operations expense increased 22% ($9.9 million) as a result of increases in minutes of use and the costs of maintaining 9% more cell sites than in 1999. Marketing and selling expenses, including cost of equipment sold, increased 14% ($13.7 million). Cost per gross customer addition decreased to $321 in 2000 from $358 in 1999. Gross customer activations increased to 283,000 in 2000 from 228,000 in 1999. General and Administrative expense increased 12% ($9.3 million). Depreciation and amortization expense increased 16% ($9.3 million). TDS Telecom expenses increased 14% ($14.6 million) due to growth in ILEC operations ($4.3 million) and in CLEC operations ($10.7 million) for reasons generally the same as the first nine months.

Operating Income increased 1% ($1.0 million) to $126.0 million in the third quarter of 2000. U.S. Cellular's operating income decreased 1% ($1.0 million) reflecting increased costs associated with customer growth and higher depreciation and amortization expense. TDS Telecom's operating income increased 7% ($2.0 million) reflecting the improved results from ILEC activities offset somewhat by the anticipated impact of the development of the CLEC activities.

Investment and Other Income totaled $48.1 million in 2000 and $200,000 in 1999. Gain on Cellular and Other Investments totaled $57.7 million in the third quarter of 2000 compared to $6.0 million in 1999. The sale of non-strategic cellular interests and the settlement of a legal matter resulted in gains of $78.2 million. TDS reduced the carrying value of its paging investment by $20.5 million in the third quarter of 2000 to reflect the reduced valuations in the paging industry. Investment Income, net decreased $4.7 million to $6.9 million. A $7.8 million one-time gain was reported by an equity-method investment increasing investment income in 1999.

Minority Share of (Income) increased $5.7 million in 2000 primarily reflecting the increase in U.S. Cellular's net income due to an increase in gains. Gains recorded in the third quarter of 2000 increased minority income by $6.6 million compared to $800,000 in 1999.

                                                                Three Months Ended
                                                                   September 30,
                                                                   -------------
                                                            2000                 1999               Change
                                                            ----                 ----               ------
                                                                      (Dollars in thousands)
Minority Share of (Income)
  U.S. Cellular
    Minority Shareholders' Share                       $     (17,619)        $    (11,068)       $      (6,551)
    Minority Partners' Share                                  (2,491)              (3,077)                 586
                                                       --------------        -------------       --------------
                                                             (20,110)             (14,145)              (5,965)
  Other                                                            7                 (282)                 289
                                                       --------------        -------------       --------------
                                                       $     (20,103)        $    (14,427)       $      (5,676)
                                                       ==============        =============       ==============


Interest Expense decreased 2% ($471,000) to $24.7 million in the third quarter of 2000 for reasons generally the same as the first nine months.

Income Tax Expense increased to $68.0 million in the third quarter of 2000 from $40.9 million in 1999. The effective income tax rate was 47.5% in the third quarter of 2000 and 43.6% in 1999. The effective income tax rate, excluding gains, was 43.0% in 2000 and 42.4% in 1999.

Income From Continuing Operations totaled $75.1 million, or $1.24 per diluted share, in the third quarter of 2000, compared to $52.9 million, or $.84 per diluted share, in 1999. A summary of income from continuing operations and diluted earnings per share from operations and gains is shown below.

                                                                  Three Months Ended
                                                                     September 30,
                                                                     -------------
                                                                2000                     1999
                                                                ----                     ----
                                                        (Dollars in thousands, except per share amounts)

Income from Continuing Operations

  Operations                                                $     52,423              $     51,017
  Gains                                                           22,682                     1,919
                                                            -------------             -------------
                                                            $     75,105              $     52,936
                                                            =============             =============


Diluted Earnings Per Share from
      Continuing Operations

  Operations                                                $        .86              $       .81
  Gains                                                              .38                      .03
                                                            -------------            -------------
                                                            $       1.24              $       .84
                                                            =============            =============

Discontinued Operations. Loss on disposal of Aerial totaled $(2.6) million, or $(.04) diluted earnings per share in the third quarter of 2000 as a result of income tax adjustments related to the transaction. Loss from operations of Aerial totaled $(27.4) million, or $(.44) diluted earnings per share in the third quarter of 1999.

Extraordinary Item - loss on extinguishment of debt, is related to U.S. Cellular's repurchase and certain conversions of its LYONs. A loss, net of taxes and minority interest, of $(20.5) million, or $(.34) per diluted share, was recorded to reflect the difference between the repurchase or conversion price and the carrying value.

Net Income Available to Common totaled $51.9 million, or $.86 per diluted share, in the third quarter of 2000, compared to $25.2 million, or $.40 per diluted share, in 1999.

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

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows From Continuing Operating Activities. The Company is generating substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $597.9 million in the first nine months of 2000 compared to $356.1 million in 1999.

Income from continuing operations excluding all noncash items increased 15% ($62.3 million) to $474.6 million in the first nine months of 2000. The increase primarily reflects the 14% ($76.6 million) growth in aggregate operating cash flow (operating income plus depreciation and amortization). Changes in working capital and other assets and liabilities from operations provided $80.8 million in 2000 and required $56.2 million in 1999. Cash provided by the change in working capital and other assets and liabilities in 2000 primarily relates to an increase in accrued taxes. Cash required in 1999 primarily reflects an increase in accounts receivable.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     -------------
                                                                2000                     1999
                                                                ----                     ----
                                                                    (Dollars in thousands)

Income from continuing operations                          $      139,220            $     302,675
Noncash items included in Income
  from continuing operations                                      335,402                  109,603
                                                            --------------           --------------


Income from continuing operations
  Excluding all noncash items                                     474,622                  412,278


Proceeds from litigation settlement                                42,457                       --


Changes in working capital and other
  assets and liabilities from operations                           80,827                  (56,158)
                                                            --------------           --------------
                                                            $     597,906            $     356,120
                                                            ==============           ==============

Cash  Flows  From  Continuing  Investing   Activities.   TDS  makes  substantial
investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $300.3 million in the first nine months of 2000 compared to $201.0 million in 1999 reflecting primarily capital expenditures. Capital expenditures required $301.7 million in 2000 and $311.5 million in 1999. Acquisitions, net of cash acquired, required $75.5 million in 2000 and $29.5 million in 1999. The Company acquired a telephone company, majority interest in two cellular markets and several minority cellular interests of U.S. Cellular majority held markets, increasing U.S. Cellular's ownership in these markets, in 2000. The sales of non-strategic cellular interests and other investments provided $73.0 million in 2000, and $120.0 million in 1999, reducing total cash flows required for investing activities in each period.

The primary purpose of TDS's construction and expansion strategy is to continually expand and improve the quality of its telecommunications networks in order to provide improved services to customers. U.S. Cellular capital expenditures totaled $206.6 million in 2000 and $232.8 million in 1999 representing the construction of cell sites, the development of office systems and the change out of analog radio equipment for digital radio equipment. TDS Telecom capital expenditures totaled $95.1 million in 2000 and $78.7 million in 1999 representing amounts spent on accommodating growth in existing ILEC markets and expansion of new and existing CLEC markets.

Cash Flows From Continuing Financing Activities. Cash flows from financing activities required $309.6 million in the first nine months of 2000 and $70.4 million in 1999. During 2000, TDS and U.S. Cellular have expended significant amounts to repurchase common shares. TDS paid $281.6 million to repurchase 2.6 million TDS Common Shares pursuant to board of director authorizations. TDS has financed these repurchases primarily with short-term debt. U.S. Cellular paid $206.8 million to repurchase 3.1 million U.S. Cellular Common Shares pursuant to board of director authorizations. U.S. Cellular has financed these repurchases using existing cash balances and internal cash flow. U.S. Cellular also paid $64.8 million in cash, and will pay an additional $10.9 million in October 2000 to settle purchases from the end of September 2000, to repurchase $113.5 million face value of LYONs with a carrying value of $47.2 million. Additionally, U.S. Cellular satisfied the conversion of $82.8 million face value of LYONs, with a carrying value of $34.5 million, by issuing 785,000 U.S. Cellular common shares. Notes Payable balances increased by $271.0 million in 2000 and decreased by $43.7 million in 1999. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $23.0 million in 2000 and $22.0 million in 1999.

Cash Flows From Discontinued Operations. Cash outflows from discontinued operations totaled $6.6 million in 2000 and $49.7 million in 1999 reflecting primarily, in 1999, amounts borrowed from TDS to fund the operating activities of Aerial.

LIQUIDITY

TDS and its subsidiaries had cash and temporary investments totaling $96.2 million at September 30, 2000. TDS also had $587 million of bank lines of credit for general corporate purposes at September 30, 2000. Unused amounts of such lines totaled $316 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate. In addition, U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at September 30, 2000, all of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 19.5 basis points.

TDS anticipates that the aggregate resources required for 2000 will include approximately $310 million for U.S. Cellular capital additions and $145 million for TDS Telecom capital additions. At September 30, 2000, the remaining amount of capital spending approximated $103 million for cellular additions and $50 million for telephone additions. In addition, the Company expects to continue to repurchase TDS and U.S. Cellular common shares as market conditions warrant and to opportunistically repurchase LYONs. The Company may also, from time to time, require resources to complete acquisitions.

U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash. U.S. Cellular's operating cash flow totaled $548.3 million for the twelve months ended September 30, 2000, up 15% ($73.1 million) from 1999.

TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs. TDS Telecom's operating cash flow totaled $251.9 million for the twelve months ended September 30, 2000, up 8% ($17.8 million) from 1999. In addition, TDS Telecom telephone subsidiaries had $111.9 million in unadvanced loan funds from federal government programs to finance the telephone construction activities as of September 30, 2000.

TDS and U.S. Cellular plan to continue the repurchase of their common shares, as market conditions warrant, on the open market or at negotiated prices in private transactions. The repurchase programs are intended to create value for the shareholders. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings.

The U.S. Cellular Board of Directors has authorized management to opportunistically repurchase LYONs in private transactions. U.S. Cellular may also purchase a limited amount of LYONs in open-market transactions from time to time. U.S. Cellular LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into U.S. Cellular Common Shares at a conversion rate of 9.475 U.S. Cellular Common Shares per LYON. Upon conversion, U.S. Cellular has the option to deliver to holders either U.S. Cellular Common Shares or cash equal to the market value of the U.S. Cellular Common Shares into which the LYONs are convertible.

TDS and U.S. Cellular continually review attractive opportunities for the acquisition of additional telecommunications companies as well as exchanges of markets that will complement its established markets. TDS and U.S. Cellular also review attractive opportunities for the acquisition of additional wireless spectrum. TDS expects to expend $52 million in the fourth quarter of 2000 to acquire 49% of Camden Telephone & Telegraph Co. Inc., in St. Mary's Georgia. U.S. Cellular expects to expend $56 million in the first quarter of 2001 for acquisitions pending as of September 30, 2000.

On November 1, 2000 the United States Bankruptcy Court for the Western District of Wisconsin confirmed a plan of financial reorganization for Airadigm Communications, Inc., a Wisconsin based wireless services provider. Under the terms of the plan of reorganization, TDS and RW Acquisition Corp., an affiliate of TeleCorp PCS, have committed to provide funding to meet certain obligations of Airadigm. Airadigm continues to operate as an independent company providing wireless services. Pursuant to the plan of reorganization, under certain circumstances and subject to the FCC's rules and regulations, TDS and RW Acquisition Corp. or their respective designees, may each acquire certain personal communications services licenses for areas of Wisconsin and Iowa as well as other Airadigm assets. TDS's portion of the funding under the plan of reorganization could possibly aggregate approximately $175 million.

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

TDS owns a portfolio of marketable equity securities. The market value of these investments, principally VoiceStream Wireless Corporation common shares and Vodafone AirTouch plc American Depository Receipts amounted to $4.73 billion at September 30, 2000. A hypothetical 10% decrease in the share prices of these investments would result in a $473.2 million decline in the market value of the investments.



PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:
  o changes in the overall economy,
  o changes in competition in the markets in which TDS operates,
  o advances in  telecommunications  technology,
  o changes in telecommunications regulatory environment,
  o pending and future litigation,
  o acquisitions/divestitures of properties and or licenses, and
  o changes in customer growth rates, penetration rates, churn rates, roaming rates and the mix of products and services offered in our markets.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.


                                                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                                  -------------------------------------------------
                                                          CONSOLIDATED STATEMENTS OF INCOME
                                                          ---------------------------------
                                                                       Unaudited
                                                                       ---------
                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                                      --------------                     -------------
                                                                   2000             1999             2000             1999
                                                                   ----             ----             ----             ----
                                                                       (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  U.S. Cellular                                                 $   414,199        $  373,201     $ 1,171,943     $ 1,060,138
  TDS Telecom                                                       154,070           137,438         450,899         402,710
                                                                ------------       -----------    ------------    ------------
                                                                    568,269           510,639       1,622,842       1,462,848
                                                                ------------       -----------    ------------    ------------
OPERATING EXPENSES
  U.S. Cellular                                                     319,671           277,641         921,307         840,012
  TDS Telecom                                                       122,644           108,001         356,159         315,103
                                                                ------------       -----------    ------------    ------------
                                                                    442,315           385,642       1,277,466       1,155,115
                                                                ------------       -----------    ------------    ------------

OPERATING INCOME                                                    125,954           124,997         345,376         307,733
                                                                ------------       -----------    ------------    ------------
INVESTMENT AND OTHER INCOME
  Interest and dividend income                                        2,511               718           9,805           4,065
  Investment income, net of amortization                              6,932            11,585          16,142          18,878
  Gain on cellular and other investments                             57,743             6,046          25,594         345,938
  Other (expense), net                                                1,003            (3,722)         (1,431)         (8,265)
  Minority share of (income)                                        (20,103)          (14,427)        (42,755)        (60,182)
                                                                ------------       -----------    ------------    ------------
                                                                     48,086               200           7,355         300,434
                                                                ------------       -----------    ------------    ------------

INCOME BEFORE INTEREST AND INCOME TAXES                             174,040           125,197         352,731         608,167
Interest expense                                                     24,699            25,170          72,146          76,410
Minority interest in income of subsidiary trust                       6,202             6,202          18,607          18,607
                                                                ------------       -----------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                   143,139            93,825         261,978         513,150
  BEFORE INCOME TAXES
Income tax expense                                                   68,034            40,889         122,758         210,475
                                                                ------------       -----------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                    75,105            52,936         139,220         302,675
                                                                ------------       -----------    ------------    ------------
Discontinued Operations
  Loss from operations of Aerial, net of tax                            --            (27,394)            --          (84,190)
  Gain on disposal of Aerial, net of tax                             (2,647)               --       2,147,435              --
                                                                ------------       -----------    ------------    ------------
                                                                     (2,647)          (27,394)      2,147,435         (84,190)
                                                                ------------       -----------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEM                                     72,458            25,542       2,286,655         218,485
  Extraordinary Item - loss on extinguishment of debt,
    net of tax                                                      (20,460)               --         (26,566)             --
                                                                ------------       -----------    ------------    ------------
NET INCOME                                                       $   51,998        $   25,542     $ 2,260,089      $  218,485

Preferred Dividend Requirement                                         (119)             (316)           (385)         (1,003)
                                                                ------------       -----------    ------------    ------------

NET INCOME AVAILABLE TO COMMON                                   $   51,879        $   25,226     $ 2,259,704      $   217,482
                                                               =============       ===========    ============    =============

BASIC WEIGHTED AVERAGE COMMON SHARES (000s)                          59,537            61,451          60,307          61,376

BASIC EARNINGS PER SHARE (Note 8)
  Income from continuing operations                              $    1.26         $     0.86     $    2.30        $     4.92
  Net income available to common                                 $     .87         $     0.41     $   37.47        $     3.54
                                                                 ==========        ===========    ==========       ===========
DILUTED EARNINGS PER SHARE (Note 8)
  Income from continuing operations                              $    1.24         $     0.84     $    2.26        $     4.82
  Net income available to common                                 $     .86         $     0.40     $   36.97        $     3.47
                                                                 ==========        ===========    ==========       ===========

DIVIDENDS PER SHARE                                              $    .125         $     .115     $    .375        $     .345
                                                                 ==========        ===========    ==========       ===========
The accompanying notes to financial statements are an integral part of these statements.




                                                               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                                              -------------------------------------------------
                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    -------------------------------------
                                                                                   Unaudited
                                                                                   ---------

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                     -------------
                                                                                 2000                1999
                                                                                 ----                ----
                                                                                 (Dollars in thousands)
  CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Income from continuing operations                                      $   139,220          $   302,675
    Add (Deduct) adjustments to reconcile income
      from continuing operations to net cash provided by
      operating activities
        Depreciation and amortization                                           296,768              257,842
        Deferred taxes                                                            4,148              124,411
        Investment income                                                       (25,762)             (28,659)
        Minority share of income                                                 42,755               60,182
        (Gain) on cellular and other investments                                (25,594)            (345,938)
        Noncash interest expense                                                 13,358               13,315
        Other noncash expense                                                    29,729               28,450
        Proceeds from litigation settlement                                      42,457                   --
        Change in accounts receivable                                           (19,528)             (51,010)
        Change in materials and supplies                                         (3,313)              (7,383)
        Change in accounts payable                                                5,282               (3,241)
        Change in accrued interest                                              (12,699)             (13,811)
        Change in accrued taxes                                                  83,656                  914
        Change in other assets and liabilities                                   27,429               18,373
                                                                            ------------         ------------
                                                                                597,906              356,120
                                                                            ------------         ------------

  CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
    Capital expenditures                                                       (301,749)            (311,493)
    Acquisitions, net of cash acquired                                          (75,527)             (29,527)
    Investments in and advances to investment
      entities and license costs                                                 (3,681)                 724
    Distributions from investments                                               14,625               19,225
    Proceeds from investment sales                                               72,973              120,000
    Increase in notes receivable                                                (13,400)                  --
    Other investing activities                                                    6,504                   51
                                                                            ------------         ------------
                                                                               (300,255)            (201,020)
                                                                            ------------         -------------

  CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
    Long-term debt borrowings                                                     1,752                8,868
    Repayments of long-term debt                                                (11,634)             (17,012)
    Change in notes payable                                                     271,000              (43,724)
    Dividends paid                                                              (22,989)             (21,970)
    Repurchase of common shares                                                (281,641)                  --
    Repurchase of subsidiary common shares                                     (206,782)                  --
    Repurchase and conversion of LYONs                                          (64,891)                  --
    Other financing activities                                                    5,619                3,410
                                                                            ------------        -------------
                                                                               (309,566)             (70,428)
                                                                            ------------        -------------

  CASH FLOWS FROM DISCONTINUED OPERATIONS                                        (6,563)             (49,680)
                                                                            ------------        -------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (18,478)              34,992
  CASH AND CASH EQUIVALENTS -
    Beginning of period                                                         111,010               45,139
                                                                            ------------        -------------
    End of period                                                           $    92,532         $     80,131
                                                                            ============        =============

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
                                                                           ------

                                                                     (Unaudited)
                                                                     September 30,           December 31,
                                                                         2000                   1999
                                                                         ----                   ----
                                                                        (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                           $     92,532         $     111,010
  Temporary investments                                                      3,681                 4,983
  Accounts receivable from customers and others                            342,944               317,025
  Materials and supplies, at average cost,
    and other current assets                                                86,744                74,990
                                                                      -------------        --------------
                                                                           525,901               508,008
                                                                      -------------        --------------

INVESTMENTS
  Marketable equity securities                                           4,731,812               843,280
  Intangible Assets
    Cellular license acquisitions costs, net                             1,140,775             1,156,175
    Franchise costs and other costs, net                                   196,153               177,677
  Investments in unconsolidated entities                                   245,534               272,601
  Other investments                                                         56,304                28,837
                                                                      -------------        --------------
                                                                         6,370,578             2,478,570
                                                                      -------------        --------------

PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                                          1,227,563             1,206,467
  TDS Telecom                                                              897,433               889,422
                                                                      -------------        --------------
                                                                         2,124,996             2,095,889
                                                                      -------------        --------------

OTHER ASSETS AND DEFERRED CHARGES                                           49,286                56,216
                                                                      -------------        --------------

NET ASSETS OF DISCONTINUED OPERATIONS                                           --               237,145
                                                                      -------------        --------------
    TOTAL ASSETS                                                      $  9,070,761         $   5,375,828
                                                                      =============        ==============

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
                                                      ------------------------------------

                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                             --------------        ------------
                                                                                 2000                  1999
                                                                                  ----                  ----
                                                                                   (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                                     $         15,134      $         14,967
  Notes payable                                                                  271,000                    --
  Accounts payable                                                               243,612               206,937
  Advance billings and customer deposits                                          53,770                43,965
  Accrued interest                                                                11,430                23,492
  Accrued taxes                                                                   54,947                19,773
  Accrued compensation                                                            40,108                35,939
  Other current liabilities                                                       37,329                24,599
                                                                        -----------------     -----------------
                                                                                 727,330               369,672
                                                                        -----------------     -----------------

DEFERRED LIABILITIES AND CREDITS                                               1,994,308               424,515
                                                                        -----------------     -----------------

LONG-TERM DEBT, excluding current portion                                      1,220,142             1,279,877
                                                                        -----------------     -----------------

MINORITY INTEREST in subsidiaries                                                 450,900               509,658
                                                                        -----------------     -----------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)                             300,000               300,000
                                                                        -----------------     -----------------

PREFERRED SHARES                                                                   7,881                 9,005
                                                                        -----------------     -----------------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                                            554                   554
  Series A Common Shares, par value $.01 per share                                    70                    70
  Capital in excess of par value                                               1,811,355             1,897,402
  Treasury Shares, at cost
    (3,674,472 shares and 1,237,207 shares, respectively)                       (376,812)             (102,975)
  Accumulated other comprehensive income                                         188,954               179,071
  Retained earnings                                                            2,746,079               508,979
                                                                        -----------------     -----------------
                                                                               4,370,200             2,483,101
                                                                        -----------------     -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      9,070,761      $      5,375,828
                                                                        =================     =================

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.    Discontinued Operations

      In September of 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its then over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream"). The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of approximately $2.15 billion, net of $1.51 billion in taxes, on this transaction. TDS had a basis in Aerial of $236.1 million, including deferred losses of $81.9 million from September 17, 1999 to May 4, 2000. TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.

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


Net assets of discontinued operations as of December 31, 1999, are as follows:

Current Assets
  Cash and temporary investments                                                $         5,261
  Accounts receivable                                                                    32,223
  Inventory                                                                               8,336
  Other current assets                                                                    5,565
Investments
  Broadband PCS license costs, net                                                      303,913
  Other Investments                                                                       3,263
Property, plant and equipment                                                           619,913
Other assets and deferred charges                                                           204
Current portion vendor credit agreement                                                (103,765)
Accounts payable                                                                        (35,230)
Accrued taxes                                                                            (7,419)
Accrued compensation                                                                     (9,732)
Other accrued expenses                                                                   (4,676)
Deferred income tax liability                                                          (147,696)
Long-term debt                                                                         (250,846)
Minority interest in subsidiaries                                                      (226,348)
Losses deferred after measurement date                                                   44,179
                                                                                ----------------
                                                                                $       237,145
                                                                                ================


Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:

                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                              --------------                        -------------
                                                           2000               1999               2000              1999
                                                           ----               ----               ----              ----
                                                                            (Dollars in thousands)

Revenues                                              $         --         $    48,753        $   94,463        $  154,079
Expenses                                                        --              89,578           164,148           292,085
                                                      -------------        ------------       -----------       -----------
Operating (Loss)                                                --             (40,825)          (69,685)         (138,006)
Minority share of loss                                          --                  --            33,459            10,967
Other income                                                    --              (2,835)          (29,533)               (1)
Interest expense                                                --              (4,813)           (8,605)          (15,210)
                                                      -------------        ------------       -----------       -----------
(Loss) Before Income Taxes                                      --             (48,473)          (74,364)         (142,250)
Income tax benefit                                              --             (21,079)          (36,624)          (58,060)
                                                      -------------        ------------       -----------       -----------
  Net (Loss)                                                    --             (27,394)          (37,740)          (84,190)
Losses deferred after measurement date                          --                  --            37,740                --
                                                      -------------        ------------       -----------       -----------
Net (Loss) From Discontinued
  Operations                                          $        --          $   (27,394)       $       --        $  (84,190)
                                                      =============        ============       ===========       ===========





Summarized cash flow statement  information relating to discontinued  operations is as follows:

                                                                             Nine Months Ended
                                                                              September 30,
                                                                              -------------

                                                                        2000                   1999
                                                                        ----                   ----
                                                                            (Dollars in thousands)
Cash flows from operating activities                              $       (55,851)       $       (25,683)
Cash flows from financing activities                                      108,180                  2,464
Cash flows from investing activities                                      (17,325)               (23,845)
                                                                  ----------------       ----------------
Cash provided (used) by discontinued operations                            35,004                (47,064)
(Increase) decrease in cash included in net
  assets of discontinued operations                                       (41,567)                (2,616)
                                                                  ----------------       ----------------
Cash flows from discontinued operations                           $        (6,563)       $       (49,680)
                                                                  ================       ================

3.    Marketable Equity Securities

      Marketable equity securities include the Company's investments in equity securities, primarily VoiceStream common shares and Vodafone AirTouch plc American Depository Receipts. These securities are classified as available-for-sale and stated at fair market value.

      Information regarding the Company's marketable equity securities is summarized below.

                                                                  September 30,               December 31,
                                                                  -------------               ------------
                                                                      2000                        1999
                                                                      ----                        ----
                                                                               (Dollars in thousands)
Available-for-sale Equity Securities
  Aggregate Fair Value                                            $       4,731,812          $       843,280
  Adjusted Basis                                                          4,417,331                  517,870
                                                                  ------------------         ----------------
  Gross Unrealized Holding Gains                                            314,481                  325,410
  Tax Effect                                                                125,000                  130,616
                                                                  ------------------         ----------------
  Unrealized Holding Gains, net of tax                                      189,481                  194,794
  Minority Share of Unrealized Holding Gains                                    527                   15,723
                                                                  ------------------         ----------------
  Net Unrealized Holding Gains                                     $        188,954          $       179,071
                                                                  ==================         ================

4. Common Stockholders' Equity

      The TDS Board of Directors authorized the repurchase of up to 2.0 million TDS Common Shares in February 2000 and an additional 2.0 million shares in August 2000. As of September 30, 2000, TDS has repurchased 2,564,100 common shares under this program.

5. Gain on Cellular and Other Investments

      TDS recognized gains of $25.6 million in the first nine months of 2000. The sale of non-strategic cellular interests and the settlement of a legal matter resulted in gains of $96.1 million. TDS also reduced the carrying value of its paging investment by $70.5 million to reflect the reduced valuations in the paging industry.

      TDS recognized gains of $345.9 million in 1999. The Company recognized a $327.1 million gain on the difference between its historical basis in its investment in AirTouch Communications, Inc. ("AirTouch") common shares and the value of Vodafone AirTouch plc American Depository Receipts and cash received in the merger of AirTouch and Vodafone Group plc. The remaining gains reflect the sale of certain minority cellular interests and other investments for cash.

6.    Other Comprehensive Income

      The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income.

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                  -------------
                                                                             2000                   1999
                                                                             ----                   ----
                                                                                (Dollars in thousands)
Accumulated Other Comprehensive Income

  Balance, beginning of period                                           $     179,071          $      75,609
                                                                         --------------         --------------
  Add:
    Net unrealized gains on securities                                         (10,930)               313,631
    Income tax effect                                                            5,618               (125,533)
                                                                         --------------         --------------
                                                                                (5,312)               188,098
    Minority share of unrealized gains                                          15,195                (27,822)
                                                                         --------------         --------------

  Net unrealized gains                                                           9,883                160,276
                                                                         --------------         --------------

  Deduct:
    Recognized gains on securities                                                 --                 327,113
    Income tax expense                                                             --                (130,845)
                                                                         --------------         --------------
                                                                                   --                 196,268
    Minority share of recognized gain                                              --                 (29,655)
                                                                         --------------         --------------

    Net recognized gains included in Net Income                                    --                 166,613
                                                                         --------------         --------------

  Net change in unrealized gains included in
    Comprehensive Income                                                         9,883                 (6,337)
                                                                         --------------         --------------
  Balance, end of period                                                 $     188,954          $      69,272
                                                                         ==============         ==============


                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                           --------------                           -------------
                                                         2000                 1999                 2000              1999
                                                         ----                 ----                 ----              ----
                                                                           (Dollars in thousands)

Comprehensive Income
  Net Income                                      $       51,998       $      25,542       $    2,260,089      $    218,485
  Net change in unrealized gains
     on securities                                       (73,637)             62,625                9,883            (6,337)
                                                 ----------------     ---------------      ---------------     -------------
                                                  $      (21,639)      $      88,167       $    2,269,972      $    212,148
                                                 ================     ===============      ===============     =============

7.   Extraordinary Item - Loss on Extinguishment of Debt

     U.S. Cellular repurchased Liquid Yield Option Notes (LYONs) with a carrying value of $47.2 million for $75.8 million in the first nine months of 2000. A loss, net of taxes and minority interest, of $(20.5) million, or $(0.34) per diluted share in the third quarter and $(26.6) million, or $(0.43) per diluted share in the first nine months, was recorded to account for the difference between the purchase price and the carrying value.

8.   Earnings Per Share

     The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                                Three Months Ended                    Nine Months Ended
Basic Earnings Per Share                                           September 30,                        September 30,
                                                                  --------------                        -------------

                                                               2000              1999              2000              1999
                                                               ----              ----              ----              ----
                                                                    (Dollars in thousands, except per share amounts)

Income from Continuing Operations                           $    75,105         $  52,936       $   139,220       $  302,675
Less:  Preferred Dividends                                         (119)             (316)             (385)          (1,003)
                                                            ------------        ----------      ------------      -----------
Income Available to Common from Continued
  Operations Used in Basic Earnings Per Share                    74,986            52,620           138,835          301,672


Discontinued Operations
  Gain on Disposal of Aerial                                     (2,647)               --         2,147,435               --
  Loss on Operations of Aerial                                       --           (27,394)               --          (84,190)
Extraordinary Item                                              (20,460)               --           (26,566)              --
                                                            ------------        ----------      ------------      -----------


Net Income Available to Common used in
  Basic Earnings Per Share                                 $     51,879         $  25,226       $  2,259,704      $  217,482
                                                           =============        ==========      =============     ===========


Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                               59,537            61,451            60,307           61,376
                                                          ==============        ==========      ============      ===========


Basic Earnings Per Common Share
  Continuing Operations                                    $       1.26         $    0.86       $      2.30      $     4.92
   Discontinued Operations
    Gain on Disposal of Aerial                                    (0.05)               --             35.61               --
    Loss on Operations of Aerial                                     --             (0.45)               --            (1.38)
  Extraordinary Item                                              (0.34)               --             (0.44)              --
                                                           -------------        ----------      ------------     -------------
                                                           $       0.87         $    0.41       $      37.47     $       3.54
                                                           =============        ==========      =============    =============


                                                                  Three Months Ended                  Nine Months Ended
Diluted Earnings Per Share:                                          September 30,                      September 30,
                                                                   --------------                       -------------
                                                                2000              1999              2000              1999
                                                                ----              ----              ----              ----
                                                                     (Dollars in thousands, except per share amounts)

Income Available to Common from Continuing
  Operations Used in Basic Earnings Per Share               $     74,986        $   52,620       $   138,835       $  301,672


Reduction in Preferred Dividends if Preferred
  Shares Converted into Common Shares                                109               289               338              916
Minority Income Adjustment                                          (221)             (621)             (857)          (1,954)
                                                            -------------       -----------      ------------      -----------


Income Available to Common from Continuing
  Operations Used in Diluted Earnings Per Share                   74,874            52,288           138,316          300,634


Discontinued Operations
  Gain on Disposal of Aerial                                      (2,647)               --         2,147,435               --
  Loss on Operations of Aerial                                        --           (27,394)               --          (84,190)
Extraordinary Item                                               (20,460)               --           (26,566)              --
                                                            -------------       -----------       -----------       ----------
Net Income (Loss) Available to Common Used
  in Diluted Earnings Per Share                             $     51,767        $   24,894       $ 2,259,185       $  216,444
                                                            ==============      ===========      ============       ==========

Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                                59,537            61,451            60,307           61,376


Effect of Dilutive Securities
  Common Shares Outstanding if Preferred
    Shares Converted                                                 254               564               263              611
  Stock Options                                                      527               391               519              308
  Common Shares Issuable                                              13                13                13               13
                                                            -------------       -----------      ------------       ----------
Weighted Average Number of Common Shares
  Used in Diluted Earnings Per Share                              60,331            62,419            61,102           62,308
                                                            =============       ===========      ============       ==========


Diluted Earnings Per Common Share
  Continuing Operations                                     $       1.24        $     0.84       $      2.26       $     4.82
Discontinued Operations
    Gain on Disposal of Aerial                                     (0.04)               --             35.14               --
    Loss on Operations of Aerial                                      --             (0.44)               --            (1.35)
Extraordinary Item                                                 (0.34)               --             (0.43)              --
                                                            -------------       -----------      ------------      ------------
                                                            $       0.86        $     0.40       $     36.97       $      3.47
                                                            =============       ===========      ============      ============

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

      TDS acquired certain cellular licenses and interests during the first nine months of 2000 and 1999 and a telephone company in 2000. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.


                                                                              Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                          2000                 1999
                                                                          ----                 ----
                                                                            (Dollars in thousands)
     Property, plant and equipment                                   $    10,497         $       4,248
     Cellular licenses                                                    18,761                19,879
     Notes receivable - other                                            (10,000)                   --
     Equity method investment in cellular interests                       67,034                  (748)
     Franchise costs                                                      22,744                 1,034
     Long-term debt                                                      (19,108)                 (987)
     Deferred credits                                                       (700)                 (254)
     Other assets and liabilities,
       Excluding cash and cash equivalents                               (12,589)                2,673
     Decrease in Minority interest                                        (1,112)                3,682
                                                                     ------------       ---------------
     Decrease in cash due to acquisitions                            $    75,527        $       29,527
                                                                     ============       ===============

The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                                             Nine Months Ended
                                                                               September 30,
                                                                               -------------
                                                                        2000                 1999
                                                                        ----                 ----
                                                                            (Dollars in thousands)

     Interest Paid
       Continuing Operations                                            $   70,961            $  76,423
       Discontinued Operations                                               2,112                2,252
     Income Taxes Paid (net of income tax refund
       received of $15,000 in 2000)                                         22,545               18,697
     Common Shares issued by TDS for
       conversion of TDS Preferred Stock                                       418                3,800
     Subsidiary common shares issued for
       conversion of long-term debt                                     $   34,466            $      --


10.   Business Segment Information

      Financial data for the Company's business segments for each of the three and nine month periods ended or at September 30, 2000 and 1999 are as follows:

Three Months Ended                                                                          Discontinued
or at September 30, 2000              U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
------------------------              -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                       $  414,199          $  154,070    $        --        $         --    $    568,269
Operating cash flow                         161,230              64,231             --                  --         225,461
Depreciation and
  Amortization expense                       66,702              32,805             --                  --          99,507
Operating income                             94,528              31,426             --                  --         125,954
Marketable Equity Securities                410,140             124,271      4,197,401                  --       4,731,812
Total Assets                              3,328,526           1,443,471      4,298,764                  --       9,070,761
Capital Expenditures                     $   76,835          $   49,523     $       --        $         --     $   126,358

Three Months Ended                                                                          Discontinued
or at September 30, 1999              U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
------------------------              -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                       $  373,201          $  137,438      $      --        $       --        $ 510,639
Operating cash flow                         153,004              60,367             --                --          213,371
Depreciation and
  Amortization expense                       57,444              30,930             --                --           88,374
Operating income                             95,560              29,437             --                --          124,997
Marketable Equity Securities                504,182             144,955             --                --          649,137
Total Assets                              3,326,157           1,405,883        165,346           458,772        5,356,158
Capital Expenditures                     $   70,962          $   29,924      $      --        $       --        $ 100,886

Nine Months Ended                                                                           Discontinued
or at September 30, 2000              U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
------------------------              -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                       $1,171,943          $  450,899      $      --         $      --        $ 1,622,842
Operating cash flow                         448,471             193,673             --                --            642,144
Depreciation and
  Amortization expense                      197,835              98,933             --                --            296,768
Operating income                            250,636              94,740             --                --            345,376
Marketable Equity Securities                410,140             124,271      4,197,401                --          4,731,812
Total Assets                              3,328,526           1,443,471      4,298,764                --          9,070,761
Capital Expenditures                      $ 206,633          $   95,116      $      --         $      --        $   301,749

Nine Months Ended                                                                           Discontinued
or at September 30, 1999              U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
------------------------              -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                       $1,060,138          $  402,710      $      --         $      --        $ 1,462,848
Operating cash flow                         385,951             179,625             --                --            565,576
Depreciation and
  Amortization expense                      165,825              92,018             --                --            257,843
Operating income                            220,126              87,607             --                --            307,733
Marketable Equity Securities                504,182             144,955             --                --            649,137
Total Assets                              3,326,157           1,405,883        165,346           458,772          5,356,158
Capital Expenditures                     $  232,814          $   78,679       $     --         $     --         $   311,493


(1) Consists of the TDS Corporate operations and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States
District  Court for the  Northern  District of Iowa  against  the Iowa  Attorney
General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case was removed to the U.S. District Court for the Southern District of Iowa. On August 7, 2000 the
U.S. District Court in the Southern District granted the Attorney General's motion to remand the case to state court. On September 15, 2000 the U.S. District Court in the Northern District dismissed U.S. Cellular's Complaint in its entirety. U.S. Cellular vigorously denies the allegations of the Iowa
Attorney General in the case now remanded to state court and intends to vigorously contest this case. U.S. Cellular also intends to appeal the grant of the motion to dismiss the Northern District case.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

      (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 8 to the financial statements.

      (b)    Exhibit 12 - Statement regarding computation of ratios.

      (c)    Exhibit 27 - Financial Data Schedule

      (d) Reports on Form 8-K filed during the quarter ended September 30, 2000: None

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)





Date   November 13, 2000                        /s/ Sandra L. Helton
     ------------------------------             --------------------------------
                                                Sandra L. Helton,
                                                Executive Vice President-Finance
                                                (Chief Financial Officer)



Date   November 13, 2000                        /s/ D. Michael Jack
     ------------------------------             --------------------------------
                                                D. Michael Jack,
                                                Vice President and Controller
                                                (Principal Accounting Officer)





Signature page for the TDS 2000 Third Quarter Form 10-Q