Form 10-K405/A
period 1999-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2001-02-15
CIK 1051512

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                    FORM 10-K/A


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


Telephone and Data Systems, Inc. has restated its consolidated financial statements as a result of a reconsideration of the appropriate tax accounting treatment of the minority share of income or loss of consolidated companies and for the timing of deferred tax recognition for discontinued operations under FAS 109 (Accounting for Income Taxes). This amendment includes in Item 8 the restated consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Information regarding the effect of the restatements on TDS's results of operations is included in the Notes to Financial Statements. This amendment also includes changes to other information relating to the restated financial statements, including Business (Item 1), Selected Financial Data (Item 6),
Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), and Financial Statement Schedules (Item 14). Items 6, 7 and 8 are incorporated by reference from Exhibit 13.

Except for Items 1 and 14; Exhibit 13 which incorporates the information required by Items 6, 7 and 8; and Exhibits 27.1, 27.2, 27.3 and 27.4, no other information included in the orginal Annual Report on Form 10-K is amended by this Amendment.

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                        PAGE NUMBER
                                                                                      OR REFERENCE(1)
                                                                                      ---------------
Item  1.                Business....................................................        3
Item  6.                Selected Financial Data.....................................       47(2)
Item  7.                Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................       47(3)
Item  7A.               Quantitative and Qualitative Disclosures About Market
                          Risk......................................................       47(3)
Item  8.                Financial Statements and Supplementary Data.................       47(4)
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................       48


------------------------


(1) Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 1999 ("Annual Report").

(2) Annual Report section entitled "Selected Consolidated Financial Data."

(3) Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(4) Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)" and "Report of Independent Public Accountants."

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


    TDS expects to recognize a net gain on the ultimate disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses subsequent to September 17, 1999 which will be offset against the expected gain upon closing of the merger. As of December 31, 1999, TDS has deferred Aerial net operating losses totaling $38.1 million.


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


    TDS expects to recognize a net gain on the ultimate disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses of $38.1 million from September 18, 1999 through December 31, 1999.


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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA


    Incorporated by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to the Annual Report on Form 10-K, as previously filed.


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

------------------------

*   Incorporated by reference from Exhibit 13.

    (2) Schedules


                                                                                      LOCATION
                                                                                      ---------
Report of Independent Public Accountants on Financial Statement Schedules...........  page S-1
I.                      Condensed Financial Information of Registrant-Balance Sheets
                        as of December 31, 1999 and 1998 and Statements of
                        Operations and Statements of Cash Flows for each of the
                        Three Years in the Period Ended December 31, 1999, as amended.page S-2
II.                     Valuation and Qualifying Accounts for each of the Three
                        Years in the Period Ended December 31, 1999.................  page S-7


    All other schedules have been omitted because they are not applicable or not required because the required information is shown in the financial statements or notes thereto.

    (3) Exhibits


     The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Report was previously filed and did not change as part of this amendment.



(b) Reports on Form 8-K filed during the quarter ended December 31, 1999.

    None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements, which have been restated as further described in Note 2A of Notes to Consolidated Financial Statements, included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report incorporated by reference in this Form 10-K/A, and have issued our report thereon dated January 24, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2), which have also been restated as further described in Note 2A of Notes to Consolidated Financial Statements, are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 24, 2001

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                                 BALANCE SHEETS

                                     ASSETS


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   32,910   $      264
  Temporary investments.....................................         166       --
  Notes receivable from affiliates..........................      80,341       91,354
  Accounts receivable
    Due from subsidiaries...................................       7,409       21,379
    Other...................................................       7,445        3,838
  Prepaid income taxes......................................      26,114        5,064
  Other current assets......................................       5,622        2,621
                                                              ----------   ----------
                                                                 160,007      124,520
                                                              ----------   ----------
INVESTMENT IN SUBSIDIARIES..................................   2,933,405    2,588,893
                                                              ----------   ----------
OTHER INVESTMENTS
  Notes receivable from affiliates..........................      --            6,050
  Marketable equity securities..............................     136,742       --
  Minority interests and other investments..................      33,152       27,724
                                                              ----------   ----------
                                                                 169,894       33,774
                                                              ----------   ----------
PROPERTY AND EQUIPMENT
  Property and equipment, net of accumulated depreciation...      15,425       19,778
                                                              ----------   ----------
OTHER ASSETS AND DEFERRED CHARGES
  Net deferred income taxes.................................      99,456      132,089
  Debt issuance expenses....................................      12,685       13,350
  Development and acquisition expenses......................         143          426
  Other.....................................................         388          483
                                                              ----------   ----------
                                                                 112,672      146,348
                                                              ----------   ----------
NET ASSETS OF DISCONTINUED OPERATIONS.......................     268,449      520,940
                                                              ----------   ----------
                                                              $3,659,852   $3,434,253
                                                              ==========   ==========


    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                                 BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
CURRENT LIABILITIES
  Current portion of long-term debt.........................  $      258   $      248
  Notes payable.............................................      --          170,889
  Notes payable to affiliates...............................     373,744      179,606
  Accounts payable
    Due to subsidiaries--Income Taxes.......................      25,043       12,854
    Due to subsidiaries--Other..............................       4,544        3,037
    Other...................................................      14,924        7,637
  Accrued interest..........................................      15,895       16,527
  Other.....................................................       4,445        5,346
                                                              ----------   ----------
                                                                 438,853      396,144
                                                              ----------   ----------
DEFERRED LIABILITIES AND CREDITS
  Postretirement benefits obligation other than pensions....         844          779
  Other.....................................................      12,714        7,717
                                                              ----------   ----------
                                                                  13,558        8,496
                                                              ----------   ----------
LONG-TERM DEBT, excluding current portion (Note A)..........     440,895      441,153
LONG-TERM DEBT, due to affiliates (Note B)..................     309,280      309,280
                                                              ----------   ----------
                                                                 750,175      750,433
                                                              ----------   ----------
PREFERRED SHARES............................................       9,005       25,985
                                                              ----------   ----------
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share, respectively;
   authorized 100,000,000 shares; issued and outstanding
   55,411,746 and 54,988,498 shares, respectively...........         554          550
  Series A Common Shares, par value $.01 per share,
   respectively; authorized 25,000,000 shares; issued and
   outstanding 6,958,691 and 6,949,904 shares,
   respectively.............................................          70           69
  Capital in excess of par value............................   1,897,402    1,882,710
  Accumulated other comprehensive income from
   subsidiaries.............................................     179,071       75,609
  Treasury Shares, at cost, 1,237,207 and 761,220 shares,
   respectively.............................................    (102,975)     (29,439)
  Retained earnings.........................................     474,139      323,696
                                                              ----------   ----------
                                                               2,448,261    2,253,195
                                                              ----------   ----------
                                                              $3,659,852   $3,434,253
                                                              ==========   ==========


    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                            STATEMENTS OF OPERATIONS


                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Operating service revenues................................  $  66,600   $  69,768   $  67,349
Cost of sales and operating expenses......................     75,103      76,238      72,249
                                                            ---------   ---------   ---------
  Net operations..........................................     (8,503)     (6,470)     (4,900)
                                                            ---------   ---------   ---------
Other income
  Interest income received from affiliates................     23,343      19,344      14,321
  Gain on sale of investments.............................     --           7,164      10,307
  Other, net..............................................     (2,658)    (10,182)     (4,612)
                                                            ---------   ---------   ---------
                                                               20,685      16,326      20,016
                                                            ---------   ---------   ---------
Income before interest and income taxes...................     12,182       9,856      15,116
Interest expense..........................................     84,965      78,002      49,422
Income tax credit.........................................    (43,971)    (63,217)    (31,009)
                                                            ---------   ---------   ---------
Corporate operations......................................    (28,812)     (4,929)     (3,297)
Equity in net income of subsidiaries and other
  investments.............................................    320,138     190,151      94,628
                                                            ---------   ---------   ---------
Net income from continuing operations.....................    291,326     185,222      91,331
                                                            ---------   ---------   ---------
Discontinued operations, net of tax.......................   (111,492)   (106,965)    (92,320)
                                                            ---------   ---------   ---------
Net income (loss).........................................  $ 179,834   $  78,257   $    (989)
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


     As a result of the board's approval of the plan, the consolidated financial statements and supplemental data of TDS have been adjusted to reflect the results of operations and net assets of Aerial as discontinued operations in accordance with generally accepted accounting principles. Financial statements for prior periods have been reclassified to conform to current year presentation. TDS expects to recognize a net gain on the ultimate disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses of $38.1 million from September 18, 1999 through December 31, 1999.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   TELEPHONE AND DATA SYSTEMS, INC. (PARENT)
                            STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income from continuing operations.....................  $ 291,326   $ 185,222   $  91,331
  Add (Deduct) adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization...........................      9,859      10,365       9,508
    Gain on sale of investments.............................     --          (7,164)    (10,307)
    Deferred taxes..........................................    (21,014)   (110,177)    (44,654)
    Equity in net income of subsidiaries and other
     investments............................................   (320,138)   (190,151)    (94,628)
    Other noncash expense...................................         31        (394)       (211)
    Change in accounts receivable...........................     (6,949)     27,352     (15,992)
    Change in accounts payable..............................     11,643       6,810       3,612
    Change in accrued taxes.................................     (4,106)      9,310       2,151
    Change in other assets and liabilities..................      3,401       6,058         677
                                                              ---------   ---------   ---------
                                                                (35,947)    (62,769)    (58,513)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowings.................................     --         343,127     144,788
  Repayment of long-term debt...............................       (248)       (239)       (735)
  Change in notes payable...................................   (170,889)   (354,996)    368,658
  Change in notes payable to affiliates.....................    194,138     183,216     (47,990)
  Change in notes receivable from affiliates................     (4,096)   (130,152)    (87,021)
  Change in advances to affiliates..........................     --          --           1,616
  Common stock issued.......................................      7,991       3,391       5,225
  Redemption of preferred shares............................       (531)       (367)       (359)
  Dividends from subsidiaries...............................      7,973      38,391      22,022
  Dividends paid............................................    (29,390)    (28,488)    (27,192)
  Repurchase of Common Shares...............................    (69,014)     --         (69,942)
  Purchase of subsidiary common stock.......................     --          (9,107)     (9,801)
                                                              ---------   ---------   ---------
                                                                (64,066)     44,776     299,269
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions
    Value of assets acquired................................     (2,450)    (14,425)    (47,851)
    Common Shares issued....................................     --          10,028      42,685
    Preferred Shares issued.................................     --          --           3,000
                                                              ---------   ---------   ---------
      Net cash paid for acquisitions........................     (2,450)     (4,397)     (2,166)
  Capital expenditures......................................     (6,703)      6,662     (20,957)
  Payment to subsidiary under contract agreement............     --         (28,696)     --
  Proceeds from sale of investments.........................     --           5,382      20,886
  Investments in subsidiaries...............................        179         262      (2,301)
  Other investments.........................................        (60)        184       2,851
  Change in temporary investments...........................       (166)        132          22
                                                              ---------   ---------   ---------
                                                                 (9,200)    (20,471)     (1,665)
                                                              ---------   ---------   ---------
CASH FLOWS FROM DISCONTINUED OPERATIONS.....................    141,859      38,457    (238,961)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     32,646          (7)        130
CASH AND CASH EQUIVALENTS
  Beginning of period.......................................        264         271         141
                                                              ---------   ---------   ---------
  End of period.............................................  $  32,910   $     264   $     271
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

                                                       TELEPHONE AND DATA SYSTEMS, INC.

                                                       By:             /s/ LEROY T. CARLSON
                                                            -----------------------------------------
                                                                         LeRoy T. Carlson
                                                                             CHAIRMAN

                                                       By:          /s/ LEROY T. CARLSON, JR.
                                                            -----------------------------------------
                                                                      LeRoy T. Carlson, Jr.
                                                               PRESIDENT, (CHIEF EXECUTIVE OFFICER)

                                                       By:             /s/ SANDRA L. HELTON
                                                            -----------------------------------------
                                                                         Sandra L. Helton
                                                                    EXECUTIVE VICE PRESIDENT
                                                                    (CHIEF FINANCIAL OFFICER)

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


Dated February 15, 2001


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

                      SIGNATURE                                  TITLE                   DATE
                      ---------                                  -----                   ----

                /s/ LEROY T. CARLSON
     -------------------------------------------       Director                     February 15, 2001
                  LeRoy T. Carlson


              /s/ LEROY T. CARLSON, JR.
     -------------------------------------------       Director                     February 15, 2001
                LeRoy T. Carlson, Jr.

                /s/ SANDRA L. HELTON
     -------------------------------------------       Director                     February 15, 2001
                  Sandra L. Helton

                 /s/ JAMES BARR III
     -------------------------------------------       Director                     February 15, 2001
                   James Barr III

               /s/ WALTER C.D. CARLSON
     -------------------------------------------       Director                     February 15, 2001
                 Walter C.D. Carlson

              /s/ LETITIA G.C. CARLSON
     -------------------------------------------       Director                     February 15, 2001
                Letitia G.C. Carlson

                      SIGNATURE                                  TITLE                   DATE
                      ---------                                  -----                   ----
                /s/ HERBERT S. WANDER
     -------------------------------------------       Director                     February 15, 2001
                  Herbert S. Wander

               /s/ DONALD C. NEBERGALL
     -------------------------------------------       Director                     February 15, 2001
                 Donald C. Nebergall

                  /s/ GEORGE W. OFF
     -------------------------------------------       Director                     February 15, 2001
                    George W. Off

                /s/ MARTIN L. SOLOMON
     -------------------------------------------       Director                     February 15, 2001
                  Martin L. Solomon

                 /s/ KEVIN A. MUNDT
     -------------------------------------------       Director                     February 15, 2001
                   Kevin A. Mundt



                               INDEX TO EXHIBITS

The Index only includes Exhibits that have been amended since the original filing of the Annual Report on Form 10-K for the year ended December 31, 1999.


       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------

      11                Statement regarding computation of per share earnings
                        (included in Footnote 4 to financial statements in Exhibit 13).

      13                Incorporated portions of 1999 Annual Report to Security
                        Holders.

      23                Consent of independent public accountants.

      27.1              Financial Data Schedule for the year ended December 31, 1999

      27.2              Financial Data Schedule for the three months ended
                        March 31, 1999, the six months ended June 30, 1999 and the nine months ended September 30, 1999, as restated.

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