Form 10-Q/A
period 2000-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2001-02-15
CIK 1051512

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                                   FORM 10-Q/A


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

                      Class                        Outstanding at April 28, 2000
        -----------------------------             ------------------------------
        Common Shares, $.01 par value                    53,557,625 Shares
    Series A Common Shares, $.01 par value                6,958,391 Shares

--------------------------------------------------------------------------------

Explanatory Note

Telephone and Data Systems, Inc. has restated its consolidated financial statements as a result of a reconsideration of the appropriate tax accounting treatment of the minority share of income or loss of consolidated companies and for the timing of deferred tax recognition for discontinued operations under FAS 109 (Accounting for Income Taxes). This amendment includes in Part I, the amended and restated condensed consolidated financial statements, related footnotes, and management's discussion and analysis of financial condition and results of operations for the three months ended March 31, 2000 and 1999.

Except for Part I; condensed consolidated financial statements and related footnotes, and management's discussion and analysis of financial condition and results of operations, and Exhibit 27, no other information included in the original report on Form 10-Q is amended by this amendment.

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


TDS expected to recognize a net gain on the disposition of Aerial and, accordingly, deferred recognition of Aerial's net operating losses of $63.2 million from September 18, 1999 through March 31, 2000.


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


Restatement Matters

The Company's consolidated balance sheets as of March 31, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1999 and March 31, 2000 have been restated as a result of the reconsideration of the appropriate accounting treatment of minority share of income or loss of consolidated companies under FAS 109 (Accounting for Income Taxes). At the time FAS 109 was implemented in 1993, TDS concluded that the minority share of income or loss in consolidated subsidiaries should be treated as a temporary difference between tax and financial reporting. TDS has determined that minority interests should not be treated as temporary differences under FAS 109 and restated financial results for the year 1993 through September 30, 2000. Accordingly, TDS adjusted income tax expense and deferred tax assets or liabilities from 1993 through the third quarter of 2000.

The cumulative effect of the restatement for the period from 1993 through March 31, 2000 was to increase income tax expense and reduce net income from continuing operations by $60.1 million. The restatement had no cumulative effect on discontinued operations for the same period. However, the restatement reduced income tax expense and increased the net income from discontinued operations by $51.6 million through the date of Aerial's merger with VoiceStream, and decreased the gain reported in conjunction with that transaction on May 4, 2000 by a corresponding amount.

TDS also restated the deferred taxes and net income from discontinued operations for the third quarter of 1999 and the second quarter of 2000 to be consistent with FAS 109 (Accounting for Income Taxes) and EITF Issue No. 93-17 (Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation). The TDS financial reporting basis in the stock of Aerial exceeded the tax basis on the date TDS decided to merge Aerial. A tax liability for that excess should have been recognized as of the decision date. The restatement created a deferred tax liability of $30 million as of the September 17, 1999 decision date and increased 1999 income tax expense and decreased net income from discontinued operations by the same amount. The gain on the sale of discontinued operations, recognized May 4, 2000, was increased by a corresponding amount in the restatement.

The summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements is as follows:

                                          Period Ended          Period Ended           Year Ended          Year Ended
                                             3/31/00              3/31/00                 1999                1999
                                       Originally Reported      As Restated       Originally Reported      As Restated
                                       -------------------      ------------      -------------------      -----------
                                                       (dollars in thousands, except per share amounts)
Financial Position:
Net Assets of
  Discontinued Operations                    $288,292              $309,940              $237,145           $258,793
Deferred liabilities and credits              450,979               511,048               424,515            481,003
Retained Earnings                            $540,495              $502,074              $508,979           $474,139


                                       Three Months Ended    Three Months Ended    Three Months Ended      Three Months Ended
                                       3/31/00 Originally         3/31/00               3/31/99                  3/31/99
                                            Reported            As Restated       Originally Reported          As Restated
                                       ------------------    ------------------   -------------------      ------------------
                                                         (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                            $32,956               $36,537               $24,814                $26,912
Net Income from
  Continuing Operations                        39,351                35,770                33,034                 30,936
Discontinued Operations - net of tax                -                     -               (22,634)               (22,220)
Net Income                                     39,351                35,770                10,400                  8,716
Net Income (Loss)
  Available Common                             39,217                35,636                10,050                  8,366
Basic Earnings Per Share:
   Continued Operations                           .64                   .58                   .53                    .50
   Discontinued Operations                          -                     -                  (.37)                  (.36)
   Total                                          .64                   .58                   .16                    .14
Diluted Earnings Per Share:
   Continued Operations                           .63                   .57                   .52                    .50
   Discontinued Operations                          -                     -                  (.36)                  (.36)
    Total                                       $ .63                 $ .57                 $ .16                  $ .14

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


Income Tax Expense increased 36% ($9.6 million) in 2000 primarily due to increased pretax income as a result of improved operations.

Net Income From Continuing Operations totaled $35.8 million, or $.57 diluted earnings per share, in the first three months of 2000, compared to $30.9 million, or $.50 diluted earnings per share, in the first three months of 1999. The increase in net income from continuing operations and earnings per share primarily reflects improved operating results. A summary of net income available to common and diluted earnings per share from continuing operations and gains from the sale of cellular and other investments is shown below.




                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               2000       1999
                                                             -------    -------
                                                        (Dollars in thousands,
                                                       except per share amounts)
Net Income From Continuing Operations
   Operations                                              $ 29,409     $ 23,915
   Gains                                                      6,361        7,021
                                                            -------     --------
                                                           $ 35,770     $ 30,936
                                                            -------     --------
Diluted Earnings Per Share From Continuing Operations
   Operations                                              $   0.47     $   0.39
   Gains                                                       0.10         0.11
                                                            -------     --------
                                                           $   0.57     $   0.50
                                                            =======     ========




Net Income Available to Common totaled $35.6 million, or $0.57 diluted earnings per share, in the first three months of 2000, compared to $8.4 million, or $0.14 diluted earnings per share, in the first three months of 1999. The net income available to common in 1999 was reduced by the Loss From Discontinued Operations of $22.2 million or $.36 per diluted share. Losses of $25.1 million in the first three months of 2000 have been deferred and will be offset against the expected gain upon closing of the merger.


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


                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                         2000            1999
                                                        ------          ------
                                                          (Dollars in thousands)

Net Income from continuing operations                 $  35,770       $  30,936
Noncash items included in Net Income
   from continuing operations                           111,623          88,610
                                                      ---------       ----------
Net Income from continuing operations
   excluding all noncash items                          147,393         119,546
Changes in assets and liabilities
   from operations                                       (2,800)        (19,072)
                                                      ----------      ----------
                                                      $ 144,593       $ 100,474
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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                    Unaudited
                                    ---------

                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                            2000           1999
                                                           ------         ------
                                                          (Dollars in thousands,
                                                       except per share amounts)
OPERATING REVENUES
    U.S. Cellular                                        $ 360,087    $ 325,985
    TDS Telecom                                            144,170      128,965
                                                         ---------    ---------
                                                           504,257      454,950
                                                         ---------    ----------
OPERATING EXPENSES
    U.S. Cellular                                          298,934      273,871
    TDS Telecom                                            113,308      102,011
                                                         ---------    ----------
                                                           412,242      375,882
                                                         ---------    ----------
OPERATING INCOME                                            92,015       79,068
                                                         ---------    ----------
INVESTMENT AND OTHER INCOME
    Interest and dividend income                             2,470        1,702
    Investment income, net of amortization                   1,659        6,643
    Gain on sale of cellular and other investments          17,851       11,551
    Other (expense), net                                    (2,411)      (2,389)
    Minority share of (income)                             (10,245)      (6,961)
                                                         ----------   ----------
                                                             9,324       10,546
                                                         ----------   ----------
INCOME BEFORE INTEREST AND INCOME TAXES                    101,339       89,614
Interest expense                                            22,829       25,563
Minority interest in income of subsidiary trust              6,203        6,203
                                                         ----------   ----------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                     72,307       57,848
Income tax expense                                          36,537       26,912
                                                         ----------   ----------

NET INCOME FROM CONTINUING OPERATIONS                       35,770       30,936
                                                         ----------   ----------

Discontinued Operations                                       --        (43,149)
Tax effect of discontinued operations                         --         20,929
                                                         ----------   ----------
DISCONTINUED OPERATIONS - NET OF TAX                          --        (22,220)
                                                         ----------   ----------
NET INCOME                                                  35,770        8,716
Preferred Dividend Requirement                                (134)        (350)
                                                         ----------   ----------

NET INCOME AVAILABLE TO COMMON                           $  35,636    $   8,366
                                                         =========    ==========
WEIGHTED AVERAGE COMMON
    SHARES (000s)                                           61,078       61,279

BASIC EARNINGS PER SHARE
    Continuing operations                                $    0.58    $    0.50
    Discontinued Operations                                   --          (0.36)
                                                         ----------   ----------
                                                         $    0.58    $    0.14
                                                         =========    ==========
DILUTED EARNINGS PER SHARE
    Continuing Operations                                $    0.57    $    0.50
    Discontinued Operations                                   --          (0.36)
                                                         ----------   ----------
                                                         $    0.57    $    0.14
                                                         =========    ==========
DIVIDENDS PER SHARE                                      $     .12    $    .115
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

                                       14

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                              2000        1999
                                                             ------      ------
                                                          (Dollars in thousands)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Net income from continuing operations                  $ 35,770    $ 30,936
    Add (Deduct) adjustments to reconcile net income
        from continuing operations to net cash provided
        by operating activities
           Depreciation and amortization                     98,729      82,471
           Deferred taxes                                    12,169       9,994
           Investment income                                 (4,958)     (9,867)
           Minority share of income                          10,245       6,961
           Gain on sale of cellular and other investments   (17,851)    (11,551)
           Noncash interest expense                           4,581       4,401
           Other noncash expense                              8,708       6,201
           Change in accounts receivable                     44,680      13,554
           Change in materials and supplies                     418       4,848
           Change in accounts payable                       (25,636)    (20,673)
           Change in accrued interest                       (13,347)    (13,148)
           Change in accrued taxes                              433       2,438
           Change in other assets and liabilities            (9,348)     (6,091)
                                                          ---------    ---------
                                                            144,593     100,474
                                                          ---------    ---------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
    Capital expenditures                                   (75,908)    (106,243)
    Acquisitions, net of cash acquired                          --       (8,131)
    Investments in and advances to investment
        entities and license costs                            (730)       1,633
    Distributions from investments                           5,827        6,100
    Proceeds from investment sales                          22,500       14,295
    Other investing activities                                (194)      (4,011)
                                                          ---------    ---------
                                                           (48,505)     (96,357)
                                                          ---------    ---------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
    Long-term debt borrowings                                  837        1,756
    Repayments of long-term debt                            (3,773)      (3,846)
    Change in notes payable                                  7,700       40,637
    Dividends paid                                          (7,835)      (7,183)
    Repurchase of Common Shares                            (59,571)          --
    Purchase of subsidiary common stock                    (51,522)          --
    Other financing activities                               2,223        4,385
                                                          ---------    ---------
                                                          (111,941)      35,749
                                                          ---------    ---------
CASH FLOWS FROM DISCONTINUED OPERATIONS                    (51,319)     (36,399)
                                                          ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS -                                (67,172)       3,467
    Beginning of period                                    111,010       45,139
                                                         ----------    ---------
    End of period                                        $  43,838     $ 48,606
                                                        ==========     =========

[FN]
         The accompanying  notes to  financial  statements  are an
                     integral part of these statements.


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                                       (Unaudited)
                                                        March 31,   December 31,
                                                            2000         1999
                                                         ----------   ----------
                                                          (Dollars in thousands)
CURRENT ASSETS
    Cash and cash equivalents                           $    43,838  $   111,010
    Temporary investments                                     4,045        4,983
    Accounts receivable from customers and others           274,136      317,025
    Materials and supplies, at average cost,
        and other current assets                             76,751       74,990
                                                         ----------   ----------
                                                            398,770      508,008
                                                         ----------   ----------
INVESTMENTS
    Intangible Assets
        Cellular license acquisition costs, net           1,150,004    1,156,175
        Franchise costs and other costs, net                176,365      177,677
    Investments in unconsolidated entities                  262,045      272,601
    Marketable equity securities                            893,844      843,280
    Other investments                                        28,799       28,837
                                                         ----------   ----------
                                                          2,511,057    2,478,570
                                                         ----------   ----------


PROPERTY, PLANT AND EQUIPMENT, NET
    U.S. Cellular                                         1,206,017    1,206,467
    TDS Telecom                                             873,317      889,422
                                                         ----------   ----------
                                                          2,079,334    2,095,889
                                                         ----------   ----------
OTHER ASSETS AND DEFERRED CHARGES                            54,000       56,216
                                                         ----------   ----------
NET ASSETS OF DISCONTINUED OPERATIONS                       309,940      258,793
                                                         ----------   ----------
    TOTAL ASSETS                                        $ 5,353,101  $ 5,397,476
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
                      ------------------------------------

                                                       (Unaudited)
                                                         March 31,  December 31,
                                                            2000        1999
                                                         ---------     ---------
                                                          (Dollars in thousands)
CURRENT LIABILITIES
    Current portion of long-term debt                    $  14,953    $  14,967
    Notes payable                                            7,700          --
    Accounts payable                                       177,735      206,937
    Advance billings and customer deposits                  47,705       43,965
    Accrued interest                                        10,145       23,492
    Accrued taxes                                           20,148       19,773
    Accrued compensation                                    29,574       35,939
    Other current liabilities                               25,563       24,599
                                                        -----------   ----------
                                                           333,523      369,672
                                                        -----------   ----------

DEFERRED LIABILITIES AND CREDITS                           511,048      481,003
                                                        -----------   ----------

LONG-TERM DEBT, excluding current portion                1,277,774    1,279,877
                                                        -----------   ----------

MINORITY INTEREST in subsidiaries                          499,295      509,658
                                                        -----------   ----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    PREFERRED SECURITIES of Subsidiary Trusts
    Holding Solely Company Subordinated Debentures (a)     300,000      300,000
                                                        -----------   ----------

PREFERRED SHARES                                            8,806         9,005
                                                        -----------   ----------
COMMON STOCKHOLDERS' EQUITY
    Common Shares, par value $.01 per share                   554           554
    Series A Common Shares, par value $.01 per share           70            70
    Capital in excess of par value                      1,874,786     1,897,402
    Treasury Shares, at cost (1,725,889 and 1,237,207
      shares, respectively)                              (158,789)     (102,975)
    Accumulated other comprehensive income                203,960       179,071
    Retained earnings                                     502,074       474,139
                                                      ------------  ------------
                                                        2,422,655     2,448,261
                                                      ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 5,353,101   $ 5,397,476
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

1A    Restatement Matters

     The Company's consolidated balance sheets as of March 31, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1999 and March 31, 2000 have been restated as a result of the reconsideration of the appropriate accounting treatment of minority share of income or loss of consolidated companies under FAS 109 (Accounting for Income Taxes). At the time FAS 109 was implemented in 1993, TDS concluded that the minority share of income or loss in consolidated subsidiaries should be treated as a temporary difference between tax and financial reporting. TDS has determined that minority interests should not be treated as temporary differences under FAS 109 and restated financial results for the year 1993 through September 30, 2000. Accordingly, TDS adjusted income tax expense and deferred tax assets or liabilities from 1993 through the third quarter of 2000.

     The cumulative effect of the restatement for the period from 1993 through March 31, 2000 was to increase income tax expense and reduce net income from continuing operations by $60.1 million. The restatement had no cumulative effect on discontinued operations for the same period. However, the restatement reduced income tax expense and increased the net income from discontinued operations by $51.6 million through the date of Aerial's merger with VoiceStream, and decreased the gain reported in conjunction with that transaction on May 4, 2000 by a corresponding amount.

     TDS also restated the deferred taxes and net income from discontinued operations for the third quarter of 1999 and the second quarter of 2000 to be consistent with FAS 109 (Accounting for Income Taxes) and EITF Issue No. 93-17 (Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation). The TDS financial reporting basis in the stock of Aerial exceeded the tax basis on the date TDS decided to merge Aerial. A tax liability for that excess should have been recognized as of the decision date. The restatement created a deferred tax liability of $30 million as of the September 17, 1999 decision date and increased 1999 income tax expense and decreased net income from discontinued operations by the same amount. The gain on the sale of discontinued operations, recognized May 4, 2000, was increased by a corresponding amount in the restatement.

     The  summarized  financial  information   illustrating  the  effect  of the
     restatement  on the  Company's  consolidated  financial   statements  is as
     follows:

                                          Period Ended          Period Ended           Year Ended          Year Ended
                                             3/31/00              3/31/00                 1999                1999
                                       Originally Reported      As Restated       Originally Reported      As Restated
                                       -------------------      ------------      -------------------     -------------
                                                         (dollars in thousands, except per share amounts)
Financial Position:
Net Assets of
  Discontinued Operations                    $288,292              $309,940              $237,145           $258,793
Deferred liabilities and credits              450,979               511,048               424,515            481,003
Retained Earnings                            $540,495              $502,074              $508,979           $474,139


                                       Three Months Ended    Three Months Ended    Three Months Ended      Three Months Ended
                                       3/31/00 Originally         3/31/00               3/31/99               Ended 3/31/99
                                            Reported            As Restated       Originally Reported          As Restated
                                       ------------------    ------------------   -------------------     -------------------
                                                       (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                            $32,956               $36,537               $24,814                $26,912
Net Income from
  Continuing Operations                        39,351                35,770                33,034                 30,936
Discontinued Operations - net of tax                -                     -               (22,634)               (22,220)
Net Income                                     39,351                35,770                10,400                  8,716
Net Income (Loss)
  Available Common                             39,217                35,636                10,050                  8,366
Basic Earnings Per Share:
   Continued Operations                           .64                   .58                   .53                    .50
   Discontinued Operations                          -                     -                  (.37)                  (.36)
   Total                                          .64                   .58                   .16                    .14
Diluted Earnings Per Share:
   Continued Operations                           .63                   .57                   .52                    .50
   Discontinued Operations                          -                     -                  (.36)                  (.36)
    Total                                       $ .63                 $ .57                 $ .16                  $ .14


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


      TDS expected to recognize a net gain on the disposition of Aerial and, accordingly, has deferred recognition of Aerial's net operating losses of $25.1 million in the first quarter of 2000 and $63.2 million from September 18, 1999 through March 31, 2000. See Footnote 10 - Subsequent Event.

Net assets of discontinued operations are as follows:

                                             March 31, 2000    December 31, 1999
                                             --------------   -----------------
                                                   (Dollars in thousands)
Current Assets
   Cash and temporary investments              $  20,835       $   5,261
   Accounts receivable                            37,159          32,223
   Inventory                                       9,798           8,336
   Other current assets                            5,946           5,565
Investments
   Broadband PCS license costs, net              301,952         303,913
   Other Investments                               6,717           3,263
Property, plant and equipment                    620,232         619,913
Other assets and deferred charges                    197             204
Current portion vendor credit agreement         (121,273)       (103,765)
Accounts payable                                 (31,518)        (35,230)
Accrued taxes                                     (7,325)         (7,419)
Accrued compensation                              (6,552)         (9,732)
Other accrued expenses                            (4,971)         (4,676)
Deferred income tax liability                   (118,577)       (119,989)
Long-term debt                                  (255,664)       (250,846)
Minority interest in subsidiaries               (210,248)       (226,348)
Losses deferred after measurement date            63,232          38,120
                                              ----------      ----------
                                               $ 309,940       $ 258,793
                                              ==========      ==========

Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                          2000           1999
                                                         -----          ------
                                                         (Dollars in thousands)
Revenues                                              $  67,529       $  50,541
Expenses                                                121,472         100,375
                                                      ---------       ----------
Operating (Loss)                                        (53,943)        (49,834)
Minority share of loss                                   11,655          10,102
Other income                                              5,255           1,591
Interest expense                                         (6,330)         (5,008)
                                                      ----------      ----------
(Loss) Before Income Taxes                              (43,363)        (43,149)
Income tax benefit                                       18,251          20,929
                                                      ----------      ----------
     Net (Loss)                                       $ (25,112)      $ (22,220)
Losses deferred after measurement date                   25,112            --
                                                      ----------      ----------
Net (Loss) From Discontinued Operations               $    --         $ (22,220)
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
                                                       ==========     ==========


                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                           2000           1999
                                                           ----           ----
                                                         (Dollars in thousands)
Comprehensive Income
     Net Income                                          $ 35,770       $  8,716
     Net unrealized gains (losses)
        on securities                                      24,889         65,826
                                                          -------       --------
                                                          $60,659       $ 74,542
                                                          =======       ========

7.   Earnings Per Share

     The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                           Three Months Ended
                                                               March 31,
                                                           --------------------
                                                           2000            1999
                                                           ----            ----
                                                          (Dollars in thousands)
Net Income from Continuing Operations                     $ 35,770     $ 30,936
Less:  Preferred Dividends                                    (134)        (350)
                                                          ---------    ---------
Net Income from Continuing Operations
     used in Basic Earnings per Share                       35,636       30,586
Loss on Discontinued Operations                               --        (22,220)
                                                          ---------    ---------
Net Income Available to Common used
     in Basic Earnings per Share                          $ 35,636     $  8,366
                                                          ========     =========
Net Income from Continuing Operations
     used in Basic Earnings per Share                     $ 35,636     $ 30,586
Reduction in preferred dividends if Preferred
     Shares converted in Common Shares                          78          110
Minority income adjustment                                    (206)        (477)
                                                          ---------    ---------
Net Income from Continuing Operations
     used in Diluted Earnings per Share                   $ 35,508     $ 30,219
Loss on Discontinued Operations                               --        (22,220)
                                                          --------     ---------
Net Income Available to Common used
     in Diluted Earnings per share                        $ 35,508     $  7,999
                                                          ========     =========

Weighted Average Number of Common Shares
     used in Basic Earnings per Share                       61,078       61,279
Effect of Dilutive Securities:
     Common Shares outstanding if Preferred
        Shares converted                                       216          323
     Stock options and stock appreciation rights               530          193
     Common Shares issuable                                     13           13
                                                          --------     ---------
Weighted Average Number of Common Shares
     used in Diluted Earnings per Share                     61,837       61,808
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



9.    Business Segment Information

      Financial data for the Company's business segments for each of the three month periods ended or at March 31, 2000 and 1999 are as follows:

Three Months Ended                                                                   Discontinued
or at March 31, 2000                U.S. Cellular     TDS Telecom     All Other (1)  Operations         Total
--------------------                -------------     -----------     ------------   ----------         -----
 (Dollars in thousands)
Operating revenues                  $    360,087      $     144,170    $        --  $         --    $    504,257
Operating cash flow                      127,161             63,582             --            --         190,743
Depreciation and
    amortization expense                  66,008             32,720             --            --          98,782
Operating income                          61,153             30,862             --            --          92,015
Total Assets                           3,325,817          1,441,235        276,109       309,940       5,353,101
Capital expenditures                $     59,831      $      16,077    $        --   $        --    $     75,908


Three Months Ended                                                                    Discontinued
or at March 31, 1999                U.S. Cellular     TDS Telecom      All Other (1)  Operations         Total
--------------------                -------------     -----------      -------------  ----------         -----
 (Dollars in thousands)

Operating revenues                  $    325,985      $     128,965    $        --    $        --    $    454,950
Operating cash flow                      104,029             57,511             --             --         161,540
Depreciation and
    amortization expense                  51,915             30,557             --             --          82,472
Operating income                          52,114             26,954             --             --          79,068
Total Assets                           3,129,795          1,386,966        165,359        508,932       5,191,052
Capital expenditures                $     84,688      $      21,555    $        --    $        --    $    106,243


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


    (b) Exhibit 12 - Statement regarding computation of ratios, previously filed.


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






Date   February 15, 2001                   /s/ Sandra L. Helton
-------------------------------------      -------------------------------------
                                           Sandra L. Helton,
                                           Executive Vice President-Finance
                                           (Chief Financial Officer)



Date   February 15, 2001                   /s/ D. Michael Jack
------------------------------------       -------------------------------------
                                           D. Michael Jack,
                                           Vice President and Controller
                                           (Principal Accounting Officer)











Signature page to the TDS First Quarter 2000 Form 10Q/A.