Form 10-Q/A
period 2000-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2001-02-15
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

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

                 Class                             Outstanding at July 31, 2000
     -----------------------------------          ------------------------------
         Common Shares, $.01 par value                    53,026,897 Shares
    Series A Common Shares, $.01 par value                 6,962,783 Shares

Explanatory Note

Telephone and Data Systems, Inc. has restated its consolidated financial statements as a result of a reconsideration of the appropriate tax accounting treatment of the minority share of income or loss of consolidated companies and for the timing of deferred tax recognition for discontinued operations under FAS 109 (Accounting for Income Taxes). This amendment includes in Part I, the amended and restated condensed consolidated financial statements, related footnotes, and management's discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2000 and 1999.

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

Merger of Aerial Communications, Inc.


The Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream") in September of 1999. The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of $2.13 billion, net of tax, on this transaction. TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.


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


Restatement Matters

The Company's consolidated balance sheets as of June 30, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for three and six month periods ending June 30, 1999 and June 30, 2000 have been restated as a result of the reconsideration of the appropriate accounting treatment of minority share of income or loss of consolidated companies under FAS 109 (Accounting for Income Taxes). At the time FAS 109 was implemented in 1993, TDS concluded that the minority share of income or loss in consolidated subsidiaries should be treated as a temporary difference between tax and financial reporting. TDS has determined that minority interests should not be treated as temporary differences under FAS 109 and restated financial results for the year 1993 through September 30, 2000. Accordingly, TDS adjusted income tax expense and deferred tax assets or liabilities from 1993 through the third quarter of 2000.

The cumulative effect of the restatement for the period from 1993 through June 30, 2000 was to increase income tax expense and reduce net income from continuing operations by $63.6 million. The restatement had no cumulative effect on discontinued operations for the same period. However, the restatement reduced income tax expense and increased the net income from discontinued operations by $51.6 million through the date of Aerial's merger with VoiceStream, and decreased the gain reported in conjunction with that transaction on May 4, 2000 by a corresponding amount.

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

The summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements is as follows:

                                            Period Ended       Period Ended         Year Ended           Year Ended
                                              6/30/00             6/30/00              1999                 1999
                                             Originally         As Restated         Originally           As Restated
                                              Reported                               Reported
                                            ------------       ------------         ----------           -----------
                                                    (dollars in thousands, except per share amounts)
Financial Position:
Net Assets of
  Discontinued Operations                       $     -            $     -             $237,145             $258,793
Deferred liabilities and credits              2,006,184          2,069,833              424,515              481,003
Retained Earnings                            $2,701,606         $2,637,957             $508,979             $474,139

                                             Three Months       Three Months       Three Months         Three Months
                                            Ended 6/30/00       Ended 6/30/00     Ended 6/30/99        Ended 6/30/99
                                              Originally         As Restated        Originally           As Restated
                                               Reported                              Reported
                                            -------------       -------------    --------------        -------------
                                                          (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                             $ 21,768           $ 25,348             $144,772             $159,532
Net Income from
  Continuing Operations                          24,764             21,184              216,705              201,945
Loss on Operations of Aerial, net
  of tax                                              -                  -              (34,162)             (33,020)
Gain on disposal of Aerial,
  Net of tax                                  2,150,082          2,128,434                    -                    -
Net Income before
  Extraordinary Item                          2,174,846          2,149,618              182,543              168,925
Net Income                                    2,168,740          2,143,512              182,543              168,925
Net Income Available
  Common                                      2,168,609          2,143,381              182,206              168,588
Basic Earnings Per Share:
   Continued Operations                             .41                .35                 3.52                 3.28
   Discontinued Operations
     Gain on disposal of Aerial                   35.65              35.29                    -                    -
     Loss on Operation
       of Aerial                                      -                  -                 (.55)                (.53)
   Net Income available
     to Common                                    35.96              35.54                 2.97                 2.75
Diluted Earnings Per Share:
   Continued Operations                             .40                .34                 3.47                 3.24
   Discontinued Operations
     Gain on disposal of Aerial                   35.25              35.00                    -                    -
     Loss on Operations
       of Aerial                                      -                  -                 (.55)                (.53)
   Net Income available
     to Common                                 $  35.55           $  35.24               $ 2.92               $ 2.71

                                          Six Months Ended     Six Months Ended     Six Months Ended     Six Months Ended
                                         6/30/00 Originally         6/30/00        6/30/99 Originally         6/30/99
                                             Reported            As Restated           Reported            As Restated
                                         ------------------    ----------------    ------------------    ----------------
                                                           (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                              $ 54,724             $ 61,885             $169,586             $186,444
Net Income (Loss)
  Continuing Operations                           64,115               56,954              249,739              232,881
Loss on Operations of
   Aerial, net of tax                                  -                    -              (56,796)             (55,240)
Gain on disposal of Aerial,
   Net of tax                                  2,150,082            2,128,434                    -                    -
Net Income before
   Extraordinary Item                          2,214,197            2,185,388              192,943              177,641
Net Income                                     2,208,091            2,179,282              192,943              177,641
Net Income (Loss)
  Available Common                             2,207,825            2,179,016              192,256              176,954
Basic Earnings Per Share:
   Continued Operations                             1.05                  .93                 4.06                 3.79
   Discontinued Operations
     Gain on disposal of Aerial                    35.43                35.07                    -                    -
     Loss on Operations
       of Aerial                                       -                    -                (.93)                (.91)
   Net Income available
     to Common                                     36.38                35.90                 3.13                 2.88
Diluted Earnings Per Share:
   Continued Operations                             1.03                  .92                 3.99                 3.74
   Discontinued Operations
     Gain on disposal of Aerial                    35.02                34.66                    -                    -
     Loss on operations
      of Aerial                                        -                    -                (.91)                (.89)
   Net Income available
     to Common                                  $  35.95             $  35.48               $ 3.08               $ 2.85



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


Income Tax Expense decreased 67% ($124.6 million) in 2000 primarily due to decline in gains offset somewhat by improved operating results.

Net Income From Continuing Operations totaled $57.0 million, or $0.92 diluted earnings per share, in the first six months of 2000, compared to $232.9 million, or $3.74 diluted earnings per share, in the first six months of 1999. Improved operating results in 2000 were more than offset by the reduction in gains. A summary of net income available to common and diluted earnings per share from continuing operations and gains (losses) on cellular and other investments is shown below.

                                                        Six Months Ended
                                                             June 30,
                                                     ----------------------
                                                     2000              1999
                                                     ----              ----
                                                     (Dollars in thousands,
                                                    except per share amounts)
Net Income from Continuing Operations
  Operations                                      $  80,853          $   55,074
  Gains (Losses)                                    (23,899)            177,807
                                                  ----------         -----------
                                                  $  56,954          $  232,881
                                                  ==========         ===========
Diluted Earnings Per Share from
     Continuing Operations
  Operations                                      $    1.31          $     0.88
  Gains (Losses)                                      (0.39)               2.86
                                                  ----------         -----------
                                                  $    0.92          $     3.74
                                                  ==========         ===========

Discontinued Operations. The gain on disposal of Aerial totaled $2.13 billion, or $34.66 diluted earnings per share in 2000. Loss on operations of Aerial totaled $(55.2) million, or $(0.89) diluted earnings per share in 1999. A loss on operations of Aerial of $(37.7) million in the first half of 2000 was deferred and recognized as a reduction in the gain on disposal of Aerial.


Extraordinary Item - loss on extinguishment of debt, net of tax, is related to a private purchase by U.S. Cellular of $25.8 million face value of its Liquid Yield Option Notes (LYONs) for $16.5 million. A net loss of $6.1 million, or $(.10) per diluted earnings per share, was recorded to account for the difference between the purchase price and the carrying value.


Net Income Available to Common totaled $2.18 billion, or $35.48 diluted earnings per share, in the first six months of 2000, compared to $177.0 million, or $2.85 diluted earnings per share, in the first six months of 1999. Net income available to common in 2000 includes significant gains from the disposal of Aerial.

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


Income Tax Expense decreased to $25.3 million in the second quarter of 2000 from $159.5 million in 1999 primarily due to the large gains recorded in 1999.

Net Income From Continuing Operations totaled $21.2 million, or $0.34 diluted earnings per share, in the second quarter of 2000, compared to $201.9 million, or $3.24 diluted earnings per share, in the second quarter of 1999. The improved operating results in 2000 were overshadowed by the reduction in gains. A summary of net income from continuing operations and diluted earnings per share from operations and gains (losses) is shown below.

                                                                    Three Months Ended
                                                                         June 30,
                                                                ---------------------------
                                                                2000                   1999
                                                                ----                   ----
                                                             (Dollars in thousands, except per
                                                                      share amounts)
Net Income from Continuing Operations
  Operations                                                  $   51,444             $  31,158
  Gains (Losses)                                                 (30,260)              170,787
                                                              -----------            ----------
                                                              $   21,184             $ 201,945
                                                              ===========            ==========

Diluted Earnings Per Share from
      Continuing Operations
  Operations                                                  $     0.83             $    0.50
  Gains (Losses)                                                   (0.49)                 2.74
                                                              -----------            ----------
                                                              $     0.34             $    3.24
                                                              ===========            ==========

Discontinued Operations. The gain on disposal of Aerial totaled $2.13 billion, or $35.00 diluted earnings per share in the second quarter of 2000. Loss on operations of Aerial totaled $(33.0) million, or $(0.53) diluted earnings per share in the second quarter of 1999. A loss on operations of Aerial of $(12.6) million in the second quarter of 2000 was deferred and recognized as a reduction in the gain on disposal of Aerial.


Extraordinary Item - loss on extinguishment of debt, net of tax, is related to a private purchase by U.S. Cellular of $25.8 million face value of its Liquid Yield Option Notes (LYONs) for $16.5 million. A net loss of $6.1 million, or $(.10) per diluted earnings per share, was recorded to account for the difference between the purchase price and the carrying value.


Net Income Available to Common totaled $2.14 billion, or $35.24 diluted earnings per share, in the second quarter of 2000, compared to $168.6 million, or $2.71 diluted earnings per share, in the second quarter of 1999. Net income available to common in 2000 includes significant gains from the disposal of Aerial.

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


                                                                       Six Months Ended
                                                                            June 30,
                                                                   -------------------------
                                                                   2000                 1999
                                                                   ----                 ----
                                                                    (Dollars in thousands)

Net Income from continuing operations                           $  56,954            $ 232,881
Noncash items included in Net Income
  from continuing operations                                      266,442               18,207
                                                                ----------           ----------
Net Income from continuing operations
  Excluding all noncash items                                     323,396              251,088
Changes in assets and liabilities
  from operations                                                  43,863              (52,670)
                                                                ----------           ----------
                                                                $ 367,259            $ 198,418
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
                                                                                          ---------

                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                           June 30,
                                                                    ---------------------             --------------------
                                                                    2000              1999            2000            1999
                                                                    ----              ----            ----            ----
                                                                      (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  U.S. Cellular                                                  $  397,657         $ 360,952      $  757,744      $  686,937
  TDS Telecom                                                       152,659           136,307         296,829         265,272
                                                                 -----------        ----------     -----------     -----------
                                                                    550,316           497,259       1,054,573         952,209
                                                                 -----------        ----------     -----------     -----------
OPERATING EXPENSES
  U.S. Cellular                                                     302,702           288,500         601,636         562,371
  TDS Telecom                                                       120,207           105,091         233,515         207,102
                                                                 -----------        ----------     -----------     -----------
                                                                    422,909           393,591         835,151         769,473
                                                                 -----------        ----------     -----------     -----------

OPERATING INCOME                                                    127,407           103,668         219,422         182,736
                                                                 -----------        ----------     -----------     -----------
INVESTMENT AND OTHER INCOME
  Interest and dividend income                                        4,824             1,645           7,294           3,347
  Investment income, net of amortization                              7,551               650           9,210           7,293
  Gain (Loss) on cellular and other investments                     (50,000)          328,341         (32,149)        339,892
  Other (expense), net                                                  (23)           (2,154)         (2,434)         (4,543)
  Minority share of (income)                                        (12,407)          (38,794)        (22,652)        (45,755)
                                                                 -----------        ----------     -----------     -----------
                                                                    (50,055)          289,688         (40,731)        300,234
                                                                 -----------        ----------     -----------     -----------

INCOME BEFORE INTEREST AND INCOME TAXES                              77,352           393,356         178,691         482,970
Interest expense                                                     24,618            25,677          47,447          51,240
Minority interest in income of subsidiary trust                       6,202             6,202          12,405          12,405
                                                                 -----------        ----------     -----------     -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                46,532           361,477         118,839         419,325
Income tax expense                                                   25,348           159,532          61,885         186,444
                                                                 -----------        ----------     -----------     -----------

NET INCOME FROM CONTINUING OPERATIONS                                21,184           201,945          56,954         232,881
                                                                 -----------        ----------     -----------     -----------
Discontinued Operations
  Loss from operations of Aerial, net of tax                             --           (33,020)             --         (55,240)
  Gain on disposal of Aerial, net of tax                          2,128,434                --       2,128,434              --
                                                                 -----------        ----------     -----------     -----------
                                                                  2,128,434           (33,020)      2,128,434         (55,240)
                                                                 -----------        ----------     -----------     -----------

NET INCOME BEFORE EXTRAORDINARY ITEM                              2,149,618           168,925       2,185,388         177,641
  Extraordinary Item - loss on extinguishment of debt,
    net of tax                                                       (6,106)               --          (6,106)             --
                                                                 -----------        ----------     -----------     -----------

NET INCOME                                                       $2,143,512          $168,925      $2,179,282      $  177,641
                                                                 -----------        ----------     -----------     -----------

Preferred Dividend Requirement                                         (131)             (337)           (266)           (687)
                                                                 -----------        ----------     -----------     -----------

NET INCOME AVAILABLE TO COMMON                                   $2,143,381         $ 168,588      $2,179,016      $  176,954
                                                                 -----------        ----------     -----------     -----------

BASIC WEIGHTED AVERAGE COMMON SHARES (000s)                          60,306            61,399          60,692          61,339

BASIC EARNINGS PER SHARE (Note 8)
  Net income from continuing operations                          $     0.35         $    3.28      $     0.93      $     3.79
  Net income available to common                                 $    35.54         $    2.75      $    35.90      $     2.88
                                                                 ===========        ==========     ===========     ===========
DILUTED EARNINGS PER SHARE (Note 8)
  Net income from continuing operations                          $     0.34         $    3.24      $     0.92      $     3.74
  Net income available to common                                 $    35.24         $    2.71      $    35.48      $     2.85
                                                                 ===========        ==========     ===========     ===========
DIVIDENDS PER SHARE                                              $     .125         $     .115     $      .25      $      .23
                                                                 ===========        ==========     ===========     ===========

                       The  accompanying  notes to financial  statements  are an
                                 integral part of these statements.


                                         TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                         -------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                -------------------------------------
                                                            Unaudited
                                                            ---------
                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 ------------------------
                                                                                 2000                1999
                                                                                 ----                ----
                                                                                 (Dollars in thousands)
  CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Net income from continuing operations                                    $   56,954           $  232,881
    Add (Deduct) adjustments to reconcile net income from
      continuing operations to net cash provided
      by operating activities
        Depreciation and amortization                                           197,261              169,468
        Deferred taxes                                                            2,962              132,353
        Investment income                                                       (15,797)             (13,966)
        Minority share of income                                                 22,652               45,755
        (Gain) Loss on cellular and other investments                            32,149             (339,892)
        Noncash interest expense                                                  9,083                8,829
        Other noncash expense                                                    18,132               15,660
        Change in accounts receivable                                             6,343              (27,988)
        Change in materials and supplies                                         10,840               (5,812)
        Change in accounts payable                                              (15,208)             (27,375)
        Change in accrued taxes                                                  28,244                5,685
        Change in other assets and liabilities                                   13,644                2,820
                                                                             -----------          -----------
                                                                                367,259              198,418
                                                                             -----------          -----------

  CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
    Capital expenditures                                                       (175,391)            (210,607)
    Acquisitions, net of cash acquired                                          (73,184)              (8,131)
    Investments in and advances to investment
      entities and license costs                                                   (959)                 413
    Distributions from investments                                               10,516               13,437
    Proceeds from investment sales                                               22,500               57,614
    Other investing activities                                                   (9,271)              (1,316)
                                                                             -----------          -----------
                                                                               (225,789)            (148,590)
                                                                             -----------          -----------

  CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
    Long-term debt borrowings                                                     1,657                2,469
    Repayments of long-term debt                                                (24,390)              (8,316)
    Change in notes payable                                                     121,991               42,351
    Dividends paid                                                              (15,464)             (14,585)
    Repurchase of common shares                                                (143,000)                  --
    Purchase of subsidiary common stock                                        (135,793)                  --
    Other financing activities                                                    2,599                2,937
                                                                             -----------          -----------
                                                                               (192,400)              24,856
                                                                             -----------          -----------

  CASH FLOWS FROM DISCONTINUED OPERATIONS                                        (4,953)             (40,464)
                                                                             -----------          -----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (55,883)              34,220
  CASH AND CASH EQUIVALENTS -
    Beginning of period                                                         111,010               45,139
                                                                             -----------          -----------
    End of period                                                            $   55,127           $   79,359
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
                                                        ------

                                                                       (Unaudited)
                                                                     June 30, 2000        December 31, 1999
                                                                     -------------        -----------------
                                                                         (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                           $    55,127           $   111,010
  Temporary investments                                                     4,969                 4,983
  Accounts receivable from customers and others                           324,099               317,025
  Materials and supplies, at average cost,
    and other current assets                                               68,772                74,990
                                                                      ------------          ------------
                                                                          452,967               508,008
                                                                      ------------          ------------

INVESTMENTS

  Marketable equity securities                                          4,863,011               843,280
  Intangible Assets
    Cellular license acquisitions costs, net                            1,145,502             1,156,175
    Franchise costs and other costs, net                                  197,700               177,677
  Investments in unconsolidated entities                                  285,035               272,601
  Other investments                                                        27,255                28,837
                                                                      ------------          ------------
                                                                        6,518,503             2,478,570
                                                                      ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                                         1,221,535             1,206,467
  TDS Telecom                                                             879,755               889,422
                                                                      ------------          ------------
                                                                        2,101,290             2,095,889
                                                                      ------------          ------------

OTHER ASSETS AND DEFERRED CHARGES                                          50,545                56,216
                                                                      ------------          ------------

NET ASSETS OF DISCONTINUED OPERATIONS                                          --               258,793
                                                                      ------------          ------------
    TOTAL ASSETS                                                      $ 9,123,305           $ 5,397,476
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
                                                ------------------------------------

                                                                            (Unaudited)
                                                                           June 30, 2000        December 31, 1999
                                                                           -------------        -----------------
                                                                                 (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                                         $     15,128          $     14,967
  Notes payable                                                                  121,991                    --
  Accounts payable                                                               182,681               206,937
  Advance billings and customer deposits                                          48,859                43,965
  Accrued interest                                                                23,788                23,492
  Accrued taxes                                                                   31,500                19,773
  Accrued compensation                                                            35,211                35,939
  Other current liabilities                                                       34,603                24,599
                                                                            -------------         -------------
                                                                                 493,761               369,672
                                                                            -------------         -------------

DEFERRED LIABILITIES AND CREDITS                                               2,069,833               481,003
                                                                            -------------         -------------

LONG-TERM DEBT, excluding current portion                                      1,286,413             1,279,877
                                                                            -------------         -------------

MINORITY INTERST in subsidiaries                                                 457,484               509,658
                                                                            -------------         -------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)                             300,000               300,000
                                                                            -------------         -------------

PREFERRED SHARES                                                                   8,210                 9,005
                                                                            -------------         -------------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                                            554                   554
  Series A Common Shares, par value $.01 per share                                    70                    70
  Capital in excess of par value                                               1,838,050             1,897,402
  Treasury Shares, at cost
    (2,422,180 shares and 1,237,207 shares, respectively)                       (231,618)             (102,975)
  Accumulated other comprehensive income                                         262,591               179,071
  Retained earnings                                                            2,637,957               474,139
                                                                            -------------         -------------
                                                                               4,507,604             2,448,261
                                                                            -------------         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  9,123,305          $  5,397,476
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


1A.      Restatement Matters

      The Company's consolidated balance sheets as of June 30, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for three and six month periods ending June 30, 1999 and June 30, 2000 have been restated as a result of the reconsideration of the appropriate accounting treatment of minority share of income or loss of consolidated companies under FAS 109 (Accounting for Income Taxes). At the time FAS 109 was implemented in 1993, TDS concluded that the minority share of income or loss in consolidated subsidiaries should be treated as a temporary difference between tax and financial reporting. TDS has determined that minority interests should not be treated as temporary differences under FAS 109 and restated financial results for the year 1993 through September 30, 2000. Accordingly, TDS adjusted income tax expense and deferred tax assets or liabilities from 1993 through the third quarter of 2000.

      The cumulative effect of the restatement for the period from 1993 through June 30, 2000 was to increase income tax expense and reduce net income from continuing operations by $63.6 million. The restatement had no cumulative effect on discontinued operations for the same period. However, the restatement reduced income tax expense and increased the net income from discontinued operations by $51.6 million through the date of Aerial's merger with VoiceStream, and decreased the gain reported in conjunction with that transaction on May 4, 2000 by a corresponding amount.

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

      The summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements is as follows:

                                            Period Ended       Period Ended         Year Ended           Year Ended
                                              6/30/00             6/30/00              1999                 1999
                                             Originally         As Restated         Originally           As Restated
                                              Reported                               Reported
                                            ------------       ------------         ----------           -----------
                                                    (dollars in thousands, except per share amounts)
Financial Position:
Net Assets of
  Discontinued Operations                       $     -            $     -             $237,145             $258,793
Deferred liabilities and credits              2,006,184          2,069,833              424,515              481,003
Retained Earnings                            $2,701,606         $2,637,957             $508,979             $474,139

                                             Three Months       Three Months        Three Months           Three Months
                                            Ended 6/30/00       Ended 6/30/00      Ended 6/30/99          Ended 6/30/99
                                              Originally         As Restated         Originally            As Restated
                                              Reported                               Reported
                                            -------------       -------------      -------------          -------------
                                                          (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                             $ 21,768           $ 25,348             $144,772             $159,532
Net Income from
  Continuing Operations                          24,764             21,184              216,705              201,945
Loss on Operations of Aerial, net
  of tax                                              -                  -              (34,162)             (33,020)
Gain on disposal of Aerial,
  Net of tax                                  2,150,082          2,128,434                    -                    -
Net Income before
  Extraordinary Item                          2,174,846          2,149,618              182,543              168,925
Net Income                                    2,168,740          2,143,512              182,543              168,925
Net Income Available
  Common                                      2,168,609          2,143,381              182,206              168,588
Basic Earnings Per Share:
   Continued Operations                             .41                .35                 3.52                 3.28
   Discontinued Operations
     Gain on disposal of Aerial                   35.65              35.29                    -                    -
     Loss on Operation
       of Aerial                                      -                  -                 (.55)                (.53)
   Net Income available
     to Common                                    35.96              35.54                 2.97                 2.75
Diluted Earnings Per Share:
   Continued Operations                             .40                .34                 3.47                 3.24
   Discontinued Operations
     Gain on disposal of Aerial                   35.25              35.00                    -                    -
     Loss on Operations
       of Aerial                                      -                  -                 (.55)                (.53)
   Net Income available
     to Common                                 $  35.55           $  35.24               $ 2.92               $ 2.71

                                          Six Months Ended     Six Months Ended     Six Months Ended     Six Months Ended
                                         6/30/00 Originally         6/30/00        6/30/99 Originally         6/30/99
                                             Reported            As Restated           Reported            As Restated
                                             --------            -----------           --------            -----------
                                                           (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                              $ 54,724             $ 61,885             $169,586             $186,444
Net Income (Loss)
  Continuing Operations                           64,115               56,954              249,739              232,881
Loss on Operations of
   Aerial, net of tax                                  -                    -              (56,796)             (55,240)
Gain on disposal of Aerial,
   Net of tax                                  2,150,082            2,128,434                    -                    -
Net Income before
   Extraordinary Item                          2,214,197            2,185,388              192,943              177,641
Net Income                                     2,208,091            2,179,282              192,943              177,641
Net Income (Loss)
  Available Common                             2,207,825            2,179,016              192,256              176,954
Basic Earnings Per Share:
   Continued Operations                             1.05                  .93                 4.06                 3.79
   Discontinued Operations
     Gain on disposal of Aerial                    35.43                35.07                    -                    -
     Loss on Operations
       of Aerial                                       -                    -                 (.93)                (.91)
   Net Income available
     to Common                                     36.38                35.90                 3.13                 2.88
Diluted Earnings Per Share:
   Continued Operations                             1.03                  .92                 3.99                 3.74
   Discontinued Operations
     Gain on disposal of Aerial                    35.02                34.66                    -                    -
     Loss on operations
      of Aerial                                        -                    -                 (.91)                (.89)
   Net Income available
     to Common                                  $  35.95             $  35.48               $ 3.08               $ 2.85


2.    Discontinued Operations


      The Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream") in September of 1999. The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of approximately $2.13 billion, net of $1.48 billion in taxes, on this transaction. TDS had a basis in Aerial of $287.8 million, including deferred losses of $75.9 million from September 17, 1999 to May 4, 2000. TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.


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

Net assets of discontinued operations as of December 31, 1999, are as follows:

Current Assets
  Cash and temporary investments                                    $     5,261
  Accounts receivable                                                    32,223
  Inventory                                                               8,336
  Other current assets                                                    5,565
Investments
  Broadband PCS license costs, net                                      303,913
  Other Investments                                                       3,263
Property, plant and equipment                                           619,913
Other assets and deferred charges                                           204
Current portion vendor credit agreement                                (103,765)
Accounts payable                                                        (35,230)
Accrued taxes                                                            (7,419)
Accrued compensation                                                     (9,732)
Other accrued expenses                                                   (4,676)
Deferred income tax liability                                          (119,989)
Long-term debt                                                         (250,846)
Minority interest in subsidiaries                                      (226,348)
Losses deferred after measurement date                                   38,120
                                                                    ------------
                                                                     $  258,793
                                                                    ============


Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:


                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                            -----------------------               ----------------------
                                                            2000               1999               2000              1999
                                                            ----               ----               ----              ----
                                                                           (Dollars in thousands)
Revenues                                                $    26,934         $    54,785       $    94,463       $   105,326
Expenses                                                     42,676             102,132           164,148           202,507
                                                        ------------        ------------      ------------      ------------
Operating (Loss)                                            (15,742)            (47,347)          (69,685)          (97,181)
Minority share of loss                                       21,804                 865            33,459            10,967
Other income                                                (34,788)              1,243           (29,533)            2,834
Interest expense                                             (2,275)             (5,389)           (8,605)          (10,397)
                                                        ------------        ------------      ------------      ------------
(Loss) Before Income Taxes                                  (31,001)            (50,628)          (74,364)          (93,777)
Income tax benefit                                           18,373              17,608            36,624            38,537
                                                        ------------        ------------      ------------      ------------
  Net (Loss)                                                (12,628)            (33,020)          (37,740)          (55,240)
Losses deferred after measurement date                       12,628                  --            37,740                --
                                                        ------------        ------------      ------------      ------------
Net (Loss) From Discontinued
  Operations                                            $       --          $   (33,020)      $        --       $   (55,240)
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

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                               2000                   1999
                                                                               ----                   ----
                                                                                (Dollars in thousands)
Accumulated Other Comprehensive Income

  Balance, beginning of period                                              $  179,071             $   75,609
                                                                            -----------            -----------
  Add:
    Net unrealized gains on securities                                         120,269                190,984
    Income tax effect                                                          (46,695)               (76,187)
                                                                            -----------            -----------
                                                                                73,574                114,797
    Minority share of unrealized gains                                           9,946                (17,146)
                                                                            -----------            -----------

  Net unrealized gains                                                          83,520                 97,651
                                                                            -----------            -----------

  Deduct:
    Recognized gains on securities                                                 --                 327,113
    Income tax expense                                                             --                (130,845)
                                                                            -----------            -----------
                                                                                   --                 196,268
    Minority share of recognized gain                                              --                 (29,655)
                                                                            -----------            -----------

    Net recognized gains included in Net Income                                    --                 166,613
                                                                            -----------            -----------

  Net change in unrealized gains included in
    Comprehensive Income                                                        83,520                (68,962)
                                                                            -----------
                                                                                                   -----------
  Balance, end of period                                                    $  262,591             $    6,647
                                                                            ===========            ===========




                                                           Three Months Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                         ---------------------             ------------------
                                                         2000             1999             2000          1999
                                                         ----             ----             ----          ----
                                                                           (Dollars in thousands)
Comprehensive Income
  Net Income                                          $2,143,512       $ 168,925       $2,179,282     $ 177,641
  Net change in unrealized gains
     on securities                                        58,631        (134,788)          83,520       (68,962)
                                                      -----------      ----------      -----------    ----------
                                                      $2,202,143       $  34,137       $2,262,802     $ 108,679
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

8.   Earnings Per Share

     The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:


                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                 ----------------------           --------------------
                                                                 2000              1999           2000            1999
                                                                 ----              ----           ----            ----
                                                                    (Dollars in thousands, except per share amounts)
Net Income from Continuing Operations                        $   21,184        $  201,945     $   56,954      $  232,881
Less:  Preferred Dividends                                         (131)             (337)          (266)           (687)
                                                             -----------       -----------    -----------     -----------
Net Income Available to Common from Continued
  Operations Used in Basic Earnings Per Share                    21,053           201,608         56,688         232,194

Discontinued Operations
  Gain on Disposal of Aerial                                  2,128,434                --      2,128,434              --
  Loss on Operations of Aerial                                       --           (33,020)            --         (55,240)
Extraordinary Item                                               (6,106)               --         (6,106)             --
                                                             -----------       -----------    -----------     -----------
Net Income Available to Common used in
  Basic Earnings Per Share                                   $2,143,381        $  168,588     $2,179,016      $  176,954
                                                             ===========       ===========    ===========     ===========

Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                               60,306            61,399         60,692          61,339
                                                             ===========       ===========    ===========     ===========

Basic Earnings Per Common Share
  Continuing Operations                                      $     0.35        $     3.28     $     0.93      $     3.79
  Discontinued Operations
    Gain on Disposal of Aerial                                    35.29                --          35.07             --
    Loss on Operations of Aerial                                     --             (0.53)            --           (0.91)
  Extraordinary Item                                              (0.10)               --          (0.10)             --
                                                             -----------       -----------    -----------     -----------
                                                             $    35.54        $     2.75     $    35.90      $     2.88
                                                             ===========       ===========    ===========     ===========



                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                           June 30,
                                                                 ----------------------              ---------------------
                                                                 2000              1999              2000             1999
                                                                 ----              ----              ----             ----
                                                                    (Dollars in thousands, except per share amounts)
Net Income Available to Common from Continuing
  Operations Used in Basic Earnings Per Share                $   21,053        $  201,608        $   56,688       $  232,194

Reduction in Preferred Dividends if Preferred
  Shares Converted into Common Shares                                63               307               127              627
Minority Income Adjustment                                         (229)              (53)             (460)            (187)
                                                             -----------       -----------       -----------      -----------
Net Income Available to Common from Continuing
  Operations Used in Diluted Earnings Per Share                  20,887           201,862            56,355          232,634

Discontinued Operations
  Gain on Disposal of Aerial                                  2,128,434                --         2,128,434               --
  Loss on Operations of Aerial                                       --           (33,020)               --          (55,240)
Extraordinary Item                                               (6,106)               --            (6,106)              --
                                                             -----------       -----------       -----------      -----------
Net Income (Loss) Available to Common Used
  in Diluted Earnings Per Share                              $2,143,215        $  168,842        $2,178,683       $  177,394
                                                             ===========       ===========       ===========      ===========
Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                               60,306            61,399            60,692           61,339

Effect of Dilutive Securities
  Common Shares Outstanding if Preferred
    Shares Converted                                                 --               614               186              635
  Stock Options                                                     501               339               516              266
  Common Shares Issuable                                             13                13                13               13
                                                             -----------       -----------       -----------      -----------
Weighted Average Number of Common Shares
  Used in Diluted Earnings Per Share                             60,820            62,365            61,407           62,253
                                                             ===========       ===========       ===========      ===========

Diluted Earnings Per Common Share
  Continuing Operations                                      $     0.34        $     3.24        $     0.92       $     3.74
  Discontinued Operations
    Gain on Disposal of Aerial                                    35.00                --             34.66               --
    Loss on Operations of Aerial                                     --             (0.53)               --            (0.89)
  Extraordinary Item                                              (0.10)               --             (0.10)              --
                                                             -----------       -----------       -----------      -----------
                                                             $    35.24        $     2.71        $    35.48       $     2.85
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



10.   Business Segment Information

      Financial data for the Company's business segments for each of the three and six month periods ended or at June 30, 2000 and 1999 are as follows:

Three Months Ended                                                                          Discontinued
or at June 30, 2000                   U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
-------------------                   -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   397,657      $  152,659       $      --         $       --      $  550,316
Operating cash flow                         160,080          65,860              --                 --         225,940
Depreciation and
  amortization expense                       65,125          33,408              --                 --          98,533
Operating income                             94,955          32,452              --                 --         127,407
Marketable Equity Securities                459,764         140,014        4,263,233                --       4,863,011
Total Assets                              3,279,294       1,453,808        4,390,203                --       9,123,305
Capital Expenditures                    $    69,968      $   29,515       $      --         $       --      $   99,483


Three Months Ended                                                                          Discontinued
or at June 30, 1999                   U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
-------------------                   -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   360,952      $  136,307       $      --         $       --      $  497,259
Operating cash flow                         128,918          61,747              --                 --         190,665
Depreciation and
  amortization expense                       56,466          30,531              --                 --          86,997
Operating income                             72,452          31,216              --                 --         103,668
Marketable Equity Securities                411,085         113,499              --                 --         524,584
Total Assets                              3,219,523       1,385,411          175,702            577,093      5,357,729
Capital Expenditures                    $    77,164      $   27,200       $      --         $       --      $  104,364

Six Months Ended                                                                            Discontinued
or at June 30, 2000                   U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
-------------------                   -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   757,744      $  296,829       $      --         $       --      $1,054,573
Operating cash flow                         287,241         129,442              --                 --         416,683
Depreciation and
  amortization expense                      131,133          66,128              --                 --         197,261
Operating income                            156,108          63,314              --                 --         219,422
Marketable Equity Securities                459,764         140,014        4,263,233                --       4,863,011
Total Assets                              3,279,294       1,453,808        4,390,203                --       9,123,305
Capital Expenditures                    $   129,799      $   45,592       $      --         $       --      $  175,391

Six Months Ended                                                                            Discontinued
or at June 30, 1999                   U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
-------------------                   -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   686,937      $  265,272       $      --         $       --      $  952,209
Operating cash flow                         232,947         119,258              --                 --         352,205
Depreciation and
  amortization expense                      108,381          61,088              --                 --         169,469
Operating income                            124,566          58,170              --                 --         182,736
Marketable Equity Securities                411,085         113,499              --                 --         524,584
Total Assets                              3,219,523       1,385,411          175,702            577,093      5,357,729
Capital Expenditures                    $   161,852      $   48,755       $      --         $       --      $  210,607



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


















Signature page for the TDS 2000 Second Quarter Form 10-Q/A