Form 10-Q/A
period 2000-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2001-02-15
CIK 1051512

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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
                                               Yes   |X|    No
                                                   -------     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at October 31, 2000
----------------------------------         -------------------------------------
   Common Shares, $.01 par value                       51,867,068 Shares
Series A Common Shares, $.01 par value                  6,912,099 Shares

--------------------------------------------------------------------------------

Explanatory Note


Telephone and Data Systems, Inc. has restated its consolidated financial statements as a result of a reconsideration of the appropriate tax accounting treatment of the minority share of income or loss of consolidated companies and for the timing of deferred tax recognition for discontinued operations under FAS 109 (Accounting for Income Taxes). This amendment includes in Part I, the amended and restated condensed consolidated financial statements, related footnotes, and management's discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2000 and 1999.

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

Merger of Aerial Communications, Inc.


In September of 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its then over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream"). The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of $2.13 billion, net of tax, on this transaction in 2000. TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.


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


Restatement Matters

The Company's consolidated balance sheets as of September 30, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for three and nine month periods ending September 30, 1999 and September 30, 2000 have been restated as a result of the reconsideration of the appropriate accounting treatment of minority share of income or loss of consolidated companies under FAS 109 (Accounting for Income Taxes). At the time FAS 109 was implemented in 1993, TDS concluded that the minority share of income or loss in consolidated subsidiaries should be treated as a temporary difference between tax and financial reporting. TDS has determined that minority interests should not be treated as temporary differences under FAS 109 and restated financial results for the year 1993 through September 30, 2000. Accordingly, TDS adjusted income tax expense and deferred tax assets or liabilities from 1993 through the third quarter of 2000.

The cumulative effect of the restatement for the period from 1993 through September 30, 2000 was to increase income tax expense and reduce net income from continuing operations by $70.6 million. The restatement had no cumulative effect on discontinued operations for the same period. However, the restatement reduced income tax expense and increased the net income from discontinued operations by $51.6 million through the date of Aerial's merger with VoiceStream, and decreased the gain reported in conjunction with that transaction on May 4, 2000 by a corresponding amount.

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

The summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements is as follows:

                                               Period Ended          Period Ended            Year Ended             Year Ended
                                                 9/30/00                9/30/00                 1999                   1999
                                           Originally Reported        As Restated        Originally Reported        As Restated
                                           -------------------       ------------        -------------------        -----------
                                                                (dollars in thousands, except per share amounts)
Financial Position:
Net Assets of
  Discontinued Operations                          $     -                $     -               $237,145               $258,793
Deferred liabilities and
  Credits                                        1,994,308              2,062,728                424,515                481,003
Retained Earnings                               $2,746,079             $2,677,659               $508,979               $474,139

                                             Three Months Ended    Three Months Ended     Three Months Ended     Three Months Ended
                                             9/30/00 Originally          9/30/00                9/30/99                9/30/99
                                                 Reported             As Restated        Originally Reported        As Restated
                                             ------------------    ------------------    -------------------     ------------------
                                                                (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                                 $68,034                $74,999                $40,889                $45,296
Income from
  Continuing Operations                             75,105                 68,140                 52,936                 48,529
Loss from operations of Aerial, net
  of tax                                                 -                      -                (27,394)               (56,252)
Income (Loss) before on
 Extraordinary Item                                 72,458                 65,493                 25,542                 (7,723)
Extraordinary Item                                 (20,460)               (18,266)                     -                      -
Net Income (Loss)                                   51,998                 47,227                 25,542                 (7,723)
Net Income (Loss)
  Available Common                                  51,879                 47,107                 25,226                 (8,039)
Basic Earnings Per Share:
   Continued Operations                               1.26                   1.14                    .86                    .78
   Discontinued Operations
    Gain on Disposal of Aerial                        (.05)                  (.04)                      -                      -
     Loss on Operations
     of Aerial                                           -                      -                   (.45)                  (.91)
   Net Income available
     to Common                                         .87                    .79                    .41                   (.13)
Diluted Earnings Per Share:
   Continued Operations                               1.24                   1.13                    .84                    .77
   Discontinued Operations
     Gain on Disposal of Aerial                       (.04)                  (.05)                      -                      -
     Loss on Operations
     of Aerial                                           -                      -                   (.44)                  (.90)
   Net Income available
     to Common                                       $ .86                  $ .78                  $ .40                 $ (.13)

                                              Nine Months Ended      Nine Months Ended      Nine Months Ended      Nine Months Ended
                                             9/30/00 Originally          9/30/00          9/30/99 Originally           9/30/99
                                                  Reported             As Restated             Reported              As Restated
                                                  --------             -----------             --------              -----------
                                                               (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                                $122,758               $136,884               $210,475               $231,740
Income from Continuing
  Operations                                       139,220                125,094                302,675                281,410
Loss from operations of Aerial, net
  of tax                                                 -                      -                (84,190)              (111,492)
Gain on disposal of Aerial,
  net of tax                                     2,147,435              2,125,787                      -                      -
Income (Loss) before Loss on
 Extraordinary Item                              2,286,655              2,250,881                218,485                169,918
Extraordinary Item                                (26,566)               (24,372)                      -                      -
Net Income                                       2,260,089              2,226,509                218,485                169,918
Net Income (Loss)
  Available Common                               2,259,704              2,226,124                217,482                168,915
Basic Earnings Per Share:
   Continued Operations                               2.30                   2.07                   4.92                   4.57
   Discontinued Operations
    Gain on Disposal of Aerial                       35.61                  35.24                      -                      -
     Loss on Operations
     of Aerial                                           -                      -                  (1.38)                 (1.82)
   Net Income available
     to Common                                       37.47                  36.91                   3.54                   2.75
Diluted Earnings Per Share:
   Continued Operations                               2.26                   2.03                   4.82                   4.51
   Discontinued Operations
     Gain on Disposal of Aerial                      35.14                  34.83                      -                      -
     Loss on Operations
      of Aerial                                          -                      -                  (1.35)                 (1.79)
   Net Income available
     to Common                                    $  36.97               $  36.46                 $ 3.47                 $ 2.72



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


Income Tax Expense decreased 41% ($94.9 million) in 2000 due to the decline in gains, offset somewhat by improved operating results.

Income From Continuing Operations totaled $125.1 million, or $2.03 per diluted share, in 2000, compared to $281.4 million, or $4.51 per diluted share, in 1999. Income from continuing operations, excluding gains and losses, increased to $128.6 million, or $2.09 per diluted share in 2000 from $102.0 million, or $1.63 per diluted share in 1999. A summary of income from continuing operations and diluted earnings per share from operations and gains (losses) is shown below.

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  -----------------
                                                              2000                    1999
                                                              ----                    ----
                                                       (Dollars in thousands, except per share amounts)
Income from Continuing Operations
  Operations                                             $       128,565         $       101,966
  Gains (Losses)                                                  (3,471)                179,414
                                                         ----------------        ----------------
                                                         $       125,094         $       281,410
                                                         ================        ================

Diluted Earnings Per Share from
     Continuing Operations
  Operations                                             $          2.09          $         1.63
  Gains (Losses)                                                   (0.06)                   2.88
                                                         ----------------        ----------------
                                                         $          2.03          $         4.51
                                                         ================        ================

Discontinued Operations. The gain on disposal of Aerial totaled $2.13 billion, or $34.83 per diluted share in 2000. Loss on operations of Aerial totaled $(111.5) million, or $(1.79) per diluted share in 1999. A loss from operations of Aerial of $(37.7) million in 2000, prior to the merger, was deferred and recognized as a reduction of the gain on disposal of Aerial.

Extraordinary Item - loss on extinguishment of debt, is related to U.S. Cellular's repurchase and certain conversions of its Liquid Yield Option Notes (LYONs). A loss, net of taxes and minority interest, of $(24.4) million, or $(0.40) per diluted share, reflects the difference between the repurchase or conversion price and the carrying value.

Net Income Available to Common totaled $2.23 billion, or $36.46 per diluted share, in 2000, compared to $168.9 million, or $2.72 per diluted share, in 1999. Net income available to common in 2000 includes significant gains from the disposal of Aerial.

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


Income Tax Expense increased to $75.0 million in the third quarter of 2000 from $45.3 million in 1999 due to the increase in gains.

Income From Continuing Operations totaled $68.1 million, or $1.13 per diluted share, in the third quarter of 2000, compared to $48.5 million, or $0.77 per diluted share, in 1999. A summary of income from continuing operations and diluted earnings per share from operations and gains is shown below.

                                                                  Three Months Ended
                                                                     September 30,
                                                                     -------------
                                                                2000                     1999
                                                                ----                     ----
                                                        (Dollars in thousands, except per share amounts)

Income from Continuing Operations

  Operations                                                $     47,712              $     46,922
  Gains                                                           20,428                     1,607
                                                            -------------             -------------
                                                            $     68,140              $     48,529
                                                            =============             =============


Diluted Earnings Per Share from
      Continuing Operations

  Operations                                                $       0.79              $      0.74
  Gains                                                             0.34                     0.03
                                                            -------------            -------------
                                                            $       1.13              $      0.77
                                                            =============            =============

Discontinued Operations. Loss on disposal of Aerial totaled $(2.6) million, or $(0.05) diluted earnings per share in the third quarter of 2000 as a result of income tax adjustments related to the transaction. Loss from operations of Aerial totaled $(56.3) million, or $(0.90) diluted earnings per share in the third quarter of 1999.

Extraordinary Item - loss on extinguishment of debt, is related to U.S. Cellular's repurchase and certain conversions of its LYONs. A loss, net of taxes and minority interest, of $(18.3) million, or $(0.30) per diluted share, was recorded to reflect the difference between the repurchase or conversion price and the carrying value.

Net Income (Loss) Available to Common totaled $47.1 million, or $0.78 per diluted share, in the third quarter of 2000, compared to $(8.0) million, or $(0.13) per diluted share, in 1999.

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

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     -------------
                                                                2000                     1999
                                                                ----                     ----
                                                                    (Dollars in thousands)
Income from continuing operations                          $      125,094            $     281,410
Noncash items included in Income
  from continuing operations                                      349,528                  130,868
                                                            --------------           --------------


Income from continuing operations
  Excluding all noncash items                                     474,622                  412,278


Proceeds from litigation settlement                                42,457                       --


Changes in working capital and other
  assets and liabilities from operations                           80,827                  (56,158)
                                                            --------------           --------------
                                                            $     597,906            $     356,120
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



                                                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                                  -------------------------------------------------
                                                          CONSOLIDATED STATEMENTS OF INCOME
                                                          ---------------------------------
                                                                       Unaudited
                                                                       ---------
                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                                      --------------                     -------------
                                                                   2000             1999             2000             1999
                                                                   ----             ----             ----             ----
                                                                       (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  U.S. Cellular                                                 $   414,199        $  373,201     $ 1,171,943     $ 1,060,138
  TDS Telecom                                                       154,070           137,438         450,899         402,710
                                                                ------------       -----------    ------------    ------------
                                                                    568,269           510,639       1,622,842       1,462,848
                                                                ------------       -----------    ------------    ------------
OPERATING EXPENSES
  U.S. Cellular                                                     319,671           277,641         921,307         840,012
  TDS Telecom                                                       122,644           108,001         356,159         315,103
                                                                ------------       -----------    ------------    ------------
                                                                    442,315           385,642       1,277,466       1,155,115
                                                                ------------       -----------    ------------    ------------

OPERATING INCOME                                                    125,954           124,997         345,376         307,733
                                                                ------------       -----------    ------------    ------------
INVESTMENT AND OTHER INCOME
  Interest and dividend income                                        2,511               718           9,805           4,065
  Investment income, net of amortization                              6,932            11,585          16,142          18,878
  Gain on cellular and other investments                             57,743             6,046          25,594         345,938
  Other (expense), net                                                1,003            (3,722)         (1,431)         (8,265)
  Minority share of (income)                                        (20,103)          (14,427)        (42,755)        (60,182)
                                                                ------------       -----------    ------------    ------------
                                                                     48,086               200           7,355         300,434
                                                                ------------       -----------    ------------    ------------

INCOME BEFORE INTEREST AND INCOME TAXES                             174,040           125,197         352,731         608,167
Interest expense                                                     24,699            25,170          72,146          76,410
Minority interest in income of subsidiary trust                       6,202             6,202          18,607          18,607
                                                                ------------       -----------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                   143,139            93,825         261,978         513,150
  BEFORE INCOME TAXES
Income tax expense                                                   74,999            45,296         136,884         231,740
                                                                ------------       -----------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                    68,140            48,529         125,094         281,410
                                                                ------------       -----------    ------------    ------------
Discontinued Operations
  Loss from operations of Aerial, net of tax                            --            (56,252)            --         (111,492)
  Gain on disposal of Aerial, net of tax                             (2,647)               --       2,125,787              --
                                                                ------------       -----------    ------------    ------------
                                                                     (2,647)          (56,252)      2,125,787        (111,492)
                                                                ------------       -----------    ------------    ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              65,493            (7,723)      2,250,881         169,918
  Extraordinary Item - loss on extinguishment of debt,
    net of tax                                                      (18,266)               --         (24,372)             --
                                                                ------------       -----------    ------------    ------------
NET INCOME (LOSS)                                                $   47,227        $   (7,723)     $2,226,509       $ 169,918

Preferred Dividend Requirement                                         (120)             (316)           (385)         (1,003)
                                                                ------------       -----------    ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON                            $   47,107        $   (8,039)     $2,226,124      $  168,915
                                                               =============       ===========    ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES (000s)                          59,537            61,451          60,307          61,376

BASIC EARNINGS PER SHARE (Note 8)
  Income from continuing operations                              $    1.14         $     0.78     $      2.07      $     4.57
  Net income available to common                                 $    0.79         $    (0.13)    $     36.91      $     2.75
                                                                 ==========        ===========    ===========     ===========
DILUTED EARNINGS PER SHARE (Note 8)
  Income from continuing operations                              $    1.13         $     0.77     $      2.03      $     4.51
  Net income available to common                                 $    0.78         $    (0.13)    $     36.46      $     2.72
                                                                 ==========        ===========    ===========     ===========

DIVIDENDS PER SHARE                                              $    .125         $     .115     $      .375      $     .345
                                                                 ==========        ===========    ===========     ===========
         The  accompanying  notes to financial  statements  are an integral part of these statements.



                                                               TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                                              -------------------------------------------------
                                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    -------------------------------------
                                                                                   Unaudited
                                                                                   ---------

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                     -------------
                                                                                 2000                1999
                                                                                 ----                ----
                                                                                 (Dollars in thousands)
  CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Income from continuing operations                                      $    125,094          $   281,410
    Add (Deduct) adjustments to reconcile income
      from continuing operations to net cash provided by
      operating activities
        Depreciation and amortization                                           296,768              257,842
        Deferred taxes                                                           18,274              145,676
        Investment income                                                       (25,762)             (28,659)
        Minority share of income                                                 42,755               60,182
        (Gain) on cellular and other investments                                (25,594)            (345,938)
        Noncash interest expense                                                 13,358               13,315
        Other noncash expense                                                    29,729               28,450
        Proceeds from litigation settlement                                      42,457                   --
        Change in accounts receivable                                           (19,528)             (51,010)
        Change in materials and supplies                                         (3,313)              (7,383)
        Change in accounts payable                                                5,282               (3,241)
        Change in accrued interest                                              (12,699)             (13,811)
        Change in accrued taxes                                                  83,656                  914
        Change in other assets and liabilities                                   27,429               18,373
                                                                            ------------         ------------
                                                                                597,906              356,120
                                                                            ------------         ------------

  CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
    Capital expenditures                                                       (301,749)            (311,493)
    Acquisitions, net of cash acquired                                          (75,527)             (29,527)
    Investments in and advances to investment
      entities and license costs                                                 (3,681)                 724
    Distributions from investments                                               14,625               19,225
    Proceeds from investment sales                                               72,973              120,000
    Increase in notes receivable                                                (13,400)                  --
    Other investing activities                                                    6,504                   51
                                                                            ------------         ------------
                                                                               (300,255)            (201,020)
                                                                            ------------         -------------

  CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
    Long-term debt borrowings                                                     1,752                8,868
    Repayments of long-term debt                                                (11,634)             (17,012)
    Change in notes payable                                                     271,000              (43,724)
    Dividends paid                                                              (22,989)             (21,970)
    Repurchase of common shares                                                (281,641)                  --
    Repurchase of subsidiary common shares                                     (206,782)                  --
    Repurchase and conversion of LYONs                                          (64,891)                  --
    Other financing activities                                                    5,619                3,410
                                                                            ------------        -------------
                                                                               (309,566)             (70,428)
                                                                            ------------        -------------

  CASH FLOWS FROM DISCONTINUED OPERATIONS                                        (6,563)             (49,680)
                                                                            ------------        -------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (18,478)              34,992
  CASH AND CASH EQUIVALENTS -
    Beginning of period                                                         111,010               45,139
                                                                            ------------        -------------
    End of period                                                           $    92,532         $     80,131
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
                                                                           ------

                                                                     (Unaudited)
                                                                     September 30,           December 31,
                                                                         2000                   1999
                                                                         ----                   ----
                                                                        (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                           $     92,532         $     111,010
  Temporary investments                                                      3,681                 4,983
  Accounts receivable from customers and others                            342,944               317,025
  Materials and supplies, at average cost,
    and other current assets                                                86,744                74,990
                                                                      -------------        --------------
                                                                           525,901               508,008
                                                                      -------------        --------------

INVESTMENTS
  Marketable equity securities                                           4,731,812               843,280
  Intangible Assets
    Cellular license acquisitions costs, net                             1,140,775             1,156,175
    Franchise costs and other costs, net                                   196,153               177,677
  Investments in unconsolidated entities                                   245,534               272,601
  Other investments                                                         56,304                28,837
                                                                      -------------        --------------
                                                                         6,370,578             2,478,570
                                                                      -------------        --------------

PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                                          1,227,563             1,206,467
  TDS Telecom                                                              897,433               889,422
                                                                      -------------        --------------
                                                                         2,124,996             2,095,889
                                                                      -------------        --------------

OTHER ASSETS AND DEFERRED CHARGES                                           49,286                56,216
                                                                      -------------        --------------

NET ASSETS OF DISCONTINUED OPERATIONS                                           --               258,793
                                                                      -------------        --------------
    TOTAL ASSETS                                                      $  9,070,761         $   5,397,476
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
                                                      ------------------------------------

                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                             --------------        ------------
                                                                                 2000                  1999
                                                                                  ----                  ----
                                                                                   (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                                     $         15,134      $         14,967
  Notes payable                                                                  271,000                    --
  Accounts payable                                                               243,612               206,937
  Advance billings and customer deposits                                          53,770                43,965
  Accrued interest                                                                11,430                23,492
  Accrued taxes                                                                   54,947                19,773
  Accrued compensation                                                            40,108                35,939
  Other current liabilities                                                       37,329                24,599
                                                                        -----------------     -----------------
                                                                                 727,330               369,672
                                                                        -----------------     -----------------

DEFERRED LIABILITIES AND CREDITS                                               2,062,728               481,003
                                                                        -----------------     -----------------

LONG-TERM DEBT, excluding current portion                                      1,220,142             1,279,877
                                                                        -----------------     -----------------

MINORITY INTEREST in subsidiaries                                                 450,900              509,658
                                                                        -----------------     -----------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)                             300,000               300,000
                                                                        -----------------     -----------------

PREFERRED SHARES                                                                   7,881                 9,005
                                                                        -----------------     -----------------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                                            554                   554
  Series A Common Shares, par value $.01 per share                                    70                    70
  Capital in excess of par value                                               1,811,355             1,897,402
  Treasury Shares, at cost
    (3,674,472 shares and 1,237,207 shares, respectively)                       (376,812)             (102,975)
  Accumulated other comprehensive income                                         188,954               179,071
  Retained earnings                                                            2,677,659               474,139
                                                                        -----------------     -----------------
                                                                               4,301,780             2,448,261
                                                                        -----------------     -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      9,070,761      $      5,397,476
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


1A.   Restatement Matters

      The Company's consolidated balance sheets as of September 30, 2000 and December 31, 1999, and the related consolidated statements of operations and cash flows for three and nine month periods ending September 30, 1999 and September 30, 2000 have been restated as a result of the reconsideration of the appropriate accounting treatment of minority share of income or loss of consolidated companies under FAS 109 (Accounting for Income Taxes). At the time FAS 109 was implemented in 1993, TDS concluded that the minority share of income or loss in consolidated subsidiaries should be treated as a temporary difference between tax and financial reporting. TDS has determined that minority interests should not be treated as temporary differences under FAS 109 and restated financial results for the year 1993 through September 30, 2000. Accordingly, TDS adjusted income tax expense and deferred tax assets or liabilities from 1993 through the third quarter of 2000.

      The cumulative effect of the restatement for the period from 1993 through September 30, 2000 was to increase income tax expense and reduce net income from continuing operations by $70.6 million. The restatement had no cumulative effect on discontinued operations for the same period. However, the restatement reduced income tax expense and increased the net income from discontinued operations by $51.6 million through the date of Aerial's merger with VoiceStream, and decreased the gain reported in conjunction with that transaction on May 4, 2000 by a corresponding amount.

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

      The summarized financial information illustrating the effect of the restatement on the Company's consolidated financial statements is as follows:


                                               Period Ended          Period Ended            Year Ended             Year Ended
                                                 9/30/00                9/30/00                 1999                   1999
                                           Originally Reported        As Restated        Originally Reported        As Restated
                                           -------------------       ------------        -------------------        -----------
                                                                (dollars in thousands, except per share amounts)
Financial Position:
Net Assets of
  Discontinued Operations                          $     -                $     -               $237,145               $258,793
Deferred liabilities and
  Credits                                        1,994,308              2,062,728                424,515                481,003
Retained Earnings                               $2,746,079             $2,677,659               $508,979               $474,139


                                             Three Months Ended    Three Months Ended     Three Months Ended     Three Months Ended
                                             9/30/00 Originally          9/30/00                9/30/99                9/30/99
                                                 Reported             As Restated        Originally Reported        As Restated
                                             ------------------    ------------------    -------------------     ------------------
                                                                (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                                 $68,034                $74,999                $40,889                $45,296
Income from
  Continuing Operations                             75,105                 68,140                 52,936                 48,529
Loss from operations of Aerial, net
  of tax                                                 -                      -                (27,394)               (56,252)
Income (Loss) before on
 Extraordinary Item                                 72,458                 65,493                 25,542                 (7,723)
Extraordinary Item                                 (20,460)               (18,266)                     -                      -
Net Income (Loss)                                   51,998                 47,227                 25,542                 (7,723)
Net Income (Loss)
  Available Common                                  51,879                 47,107                 25,226                 (8,039)
Basic Earnings Per Share:
   Continued Operations                               1.26                   1.14                    .86                    .78
   Discontinued Operations
    Gain on Disposal of Aerial                        (.05)                  (.04)                     -                      -
     Loss on Operations
     of Aerial                                           -                      -                   (.45)                  (.91)
   Net Income available
     to Common                                         .87                    .79                    .41                   (.13)
Diluted Earnings Per Share:
   Continued Operations                               1.24                   1.13                    .84                    .77
   Discontinued Operations
     Gain on Disposal of Aerial                       (.04)                  (.05)                     -                      -
     Loss on Operations
     of Aerial                                           -                      -                   (.44)                  (.90)
   Net Income available
     to Common                                       $ .86                  $ .78                  $ .40                 $ (.13)

                                              Nine Months Ended      Nine Months Ended      Nine Months Ended      Nine Months Ended
                                             9/30/00 Originally          9/30/00          9/30/99 Originally           9/30/99
                                                  Reported             As Restated             Reported              As Restated
                                             ------------------      -----------------    -------------------      -----------------
                                                               (dollars in thousands, except per share amounts)
Results of Operations:
Income Tax Expense                                $122,758               $136,884               $210,475               $231,740
Income from Continuing
  Operations                                       139,220                125,094                302,675                281,410
Loss from operations of Aerial, net
  of tax                                                 -                      -                (84,190)              (111,492)
Gain on disposal of Aerial,
  net of tax                                     2,147,435              2,125,787                      -                      -
Income (Loss) before Loss on
 Extraordinary Item                              2,286,655              2,250,881                218,485                169,918
Extraordinary Item                                 (26,566)               (24,372)                     -                      -
Net Income                                       2,260,089              2,226,509                218,485                169,918
Net Income (Loss)
  Available Common                               2,259,704              2,226,124                217,482                168,915
Basic Earnings Per Share:
   Continued Operations                               2.30                   2.07                   4.92                   4.57
   Discontinued Operations
    Gain on Disposal of Aerial                       35.61                  35.24                      -                      -
     Loss on Operations
     of Aerial                                           -                      -                  (1.38)                 (1.82)
   Net Income available
     to Common                                       37.47                  36.91                   3.54                   2.75
Diluted Earnings Per Share:
   Continued Operations                               2.26                   2.03                   4.82                   4.51
   Discontinued Operations
     Gain on Disposal of Aerial                      35.14                  34.83                      -                      -
     Loss on Operations
      of Aerial                                          -                      -                  (1.35)                 (1.79)
   Net Income available
     to Common                                    $  36.97               $  36.46                 $ 3.47                 $ 2.72



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


Net assets of discontinued operations as of December 31, 1999, are as follows:

Current Assets
  Cash and temporary investments                                                $         5,261
  Accounts receivable                                                                    32,223
  Inventory                                                                               8,336
  Other current assets                                                                    5,565
Investments
  Broadband PCS license costs, net                                                      303,913
  Other Investments                                                                       3,263
Property, plant and equipment                                                           619,913
Other assets and deferred charges                                                           204
Current portion vendor credit agreement                                                (103,765)
Accounts payable                                                                        (35,230)
Accrued taxes                                                                            (7,419)
Accrued compensation                                                                     (9,732)
Other accrued expenses                                                                   (4,676)
Deferred income tax liability                                                          (119,989)
Long-term debt                                                                         (250,846)
Minority interest in subsidiaries                                                      (226,348)
Losses deferred after measurement date                                                   38,120
                                                                                ----------------
                                                                                $       258,793
                                                                                ================






Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:

                                                             Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                              --------------                        -------------
                                                           2000               1999               2000              1999
                                                           ----               ----               ----              ----
                                                                            (Dollars in thousands)

Revenues                                              $         --         $    48,753        $   94,463        $  154,079
Expenses                                                        --              89,578           164,148           292,085
                                                      -------------        ------------       -----------       -----------
Operating (Loss)                                                --             (40,825)          (69,685)         (138,006)
Minority share of loss                                          --                  --            33,459            10,967
Other income                                                    --              (2,835)          (29,533)               (1)
Interest expense                                                --              (4,813)           (8,605)          (15,210)
                                                      -------------        ------------       -----------       -----------
(Loss) Before Income Taxes                                      --             (48,473)          (74,364)         (142,250)
Income tax benefit                                              --              (7,779)          (36,624)          (30,758)
                                                      -------------        ------------       -----------       -----------
  Net (Loss)                                                    --             (56,252)          (37,740)         (111,492)
Losses deferred after measurement date                          --                  --            37,740                --
                                                      -------------        ------------       -----------       -----------
Net (Loss) From Discontinued
  Operations                                          $        --          $   (56,252)       $       --        $ (111,492)
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

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                  -------------
                                                                             2000                   1999
                                                                             ----                   ----
                                                                                (Dollars in thousands)
Accumulated Other Comprehensive Income

  Balance, beginning of period                                           $     179,071          $      75,609
                                                                         --------------         --------------
  Add:
    Net unrealized gains on securities                                         (10,930)               313,631
    Income tax effect                                                            5,618               (125,533)
                                                                         --------------         --------------
                                                                                (5,312)               188,098
    Minority share of unrealized gains                                          15,195                (27,822)
                                                                         --------------         --------------

  Net unrealized gains                                                           9,883                160,276
                                                                         --------------         --------------

  Deduct:
    Recognized gains on securities                                                 --                 327,113
    Income tax expense                                                             --                (130,845)
                                                                         --------------         --------------
                                                                                   --                 196,268
    Minority share of recognized gain                                              --                 (29,655)
                                                                         --------------         --------------

    Net recognized gains included in Net Income                                    --                 166,613
                                                                         --------------         --------------

  Net change in unrealized gains included in
    Comprehensive Income                                                         9,883                 (6,337)
                                                                         --------------         --------------
  Balance, end of period                                                 $     188,954          $      69,272
                                                                         ==============         ==============


                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                           --------------                           -------------
                                                         2000                 1999                 2000              1999
                                                         ----                 ----                 ----              ----
                                                                           (Dollars in thousands)
Comprehensive Income
  Net Income                                      $       47,227       $      (7,723)      $    2,226,509      $    169,918
  Net change in unrealized gains
     on securities                                       (73,637)             62,625                9,883            (6,337)
                                                 ----------------     ---------------      ---------------     -------------
                                                  $      (26,410)      $      54,902       $    2,236,392      $    163,581
                                                 ================     ===============      ===============     =============


7.   Extraordinary Item - Loss on Extinguishment of Debt


     U.S. Cellular repurchased Liquid Yield Option Notes (LYONs) with a carrying value of $47.2 million for $75.8 million in the first nine months of 2000. A loss, net of taxes and minority interest, of $(18.3) million, or $(0.30) per diluted share in the third quarter and $(24.4) million, or $(0.40) per diluted share in the first nine months, was recorded to account for the difference between the purchase price and the carrying value.

8.   Earnings Per Share

     The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                                Three Months Ended                    Nine Months Ended
Basic Earnings Per Share                                           September 30,                        September 30,
                                                                  --------------                        -------------
                                                               2000              1999              2000              1999
                                                               ----              ----              ----              ----
                                                                    (Dollars in thousands, except per share amounts)

Income from Continuing Operations                           $    68,140         $  48,529       $   125,094       $  281,410
Less:  Preferred Dividends                                         (120)             (316)             (385)          (1,003)
                                                            ------------        ----------      ------------      -----------
Income Available to Common from Continued
  Operations Used in Basic Earnings Per Share                    68,020            48,213           124,709          280,407


Discontinued Operations
  Gain on Disposal of Aerial                                     (2,647)               --         2,125,787               --
  Loss on Operations of Aerial                                       --           (56,252)               --         (111,492)
Extraordinary Item                                              (18,266)               --           (24,372)              --
                                                            ------------        ----------      ------------      -----------


Net Income Available to Common used in
  Basic Earnings Per Share                                 $     47,107         $  (8,039)      $  2,226,124      $  168,915
                                                           =============        ==========      =============     ===========


Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                               59,537            61,451            60,307           61,376
                                                          ==============        ==========      ============      ===========


Basic Earnings Per Common Share
  Continuing Operations                                    $       1.14         $    0.78       $      2.07      $     4.57
   Discontinued Operations
    Gain on Disposal of Aerial                                    (0.04)               --             35.24               --
    Loss on Operations of Aerial                                     --             (0.91)               --            (1.82)
  Extraordinary Item                                              (0.31)               --             (0.40)              --
                                                           -------------        ----------      ------------     -------------
                                                           $       0.79         $   (0.13)      $     36.91     $       2.75
                                                           =============        ==========      =============    =============


                                                                  Three Months Ended                  Nine Months Ended
Diluted Earnings Per Share:                                          September 30,                      September 30,
                                                                   --------------                       -------------
                                                                2000              1999              2000              1999
                                                                ----              ----              ----              ----
                                                                     (Dollars in thousands, except per share amounts)
Income Available to Common from Continuing
  Operations Used in Basic Earnings Per Share               $     68,020        $   48,213       $   124,709       $  280,407


Reduction in Preferred Dividends if Preferred
  Shares Converted into Common Shares                                109               289               338              916
Minority Income Adjustment                                          (221)             (144)             (857)            (525)
                                                            -------------       -----------      ------------      -----------


Income Available to Common from Continuing
  Operations Used in Diluted Earnings Per Share                   67,908            48,358           124,190          280,798


Discontinued Operations
  Gain on Disposal of Aerial                                      (2,647)               --         2,125,787               --
  Loss on Operations of Aerial                                        --           (56,252)               --         (111,492)
Extraordinary Item                                               (18,266)               --           (24,372)              --
                                                            -------------       -----------       -----------       ----------
Net Income (Loss) Available to Common Used
  in Diluted Earnings Per Share                             $     46,995        $   (7,894)      $ 2,225,605       $  169,306
                                                            ==============      ===========      ============       ==========

Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                                59,537            61,451            60,307           61,376


Effect of Dilutive Securities
  Common Shares Outstanding if Preferred
    Shares Converted                                                 254               564               209              611
  Stock Options                                                      527               391               519              308
  Common Shares Issuable                                              13                13                13               13
                                                            -------------       -----------      ------------       ----------
Weighted Average Number of Common Shares
  Used in Diluted Earnings Per Share                              60,331            62,419            61,048           62,308
                                                            =============       ===========      ============       ==========


Diluted Earnings Per Common Share
  Continuing Operations                                     $       1.13        $     0.77       $      2.03       $     4.51
Discontinued Operations
    Gain on Disposal of Aerial                                     (0.05)               --             34.83               --
    Loss on Operations of Aerial                                      --             (0.90)               --            (1.79)
Extraordinary Item                                                 (0.30)               --             (0.40)              --
                                                            -------------       -----------      ------------      ------------
                                                            $       0.78        $    (0.13)      $     36.46       $      2.72
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


10.   Business Segment Information

      Financial data for the Company's business segments for each of the three and nine month periods ended or at September 30, 2000 and 1999 are as follows:

Three Months Ended                                                                          Discontinued
or at September 30, 2000              U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
------------------------              -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                       $  414,199          $  154,070    $        --        $         --    $    568,269
Operating cash flow                         161,230              64,231             --                  --         225,461
Depreciation and
  Amortization expense                       66,702              32,805             --                  --          99,507
Operating income                             94,528              31,426             --                  --         125,954
Marketable Equity Securities                410,140             124,271      4,197,401                  --       4,731,812
Total Assets                              3,328,526           1,443,471      4,298,764                  --       9,070,761
Capital Expenditures                     $   76,835          $   49,523     $       --        $         --     $   126,358

Three Months Ended                                                                          Discontinued
or at September 30, 1999              U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
------------------------              -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                       $  373,201          $  137,438      $      --        $       --        $ 510,639
Operating cash flow                         153,004              60,367             --                --          213,371
Depreciation and
  Amortization expense                       57,444              30,930             --                --           88,374
Operating income                             95,560              29,437             --                --          124,997
Marketable Equity Securities                504,182             144,955             --                --          649,137
Total Assets                              3,326,157           1,405,883        165,346           480,420        5,377,806
Capital Expenditures                     $   70,962          $   29,924      $      --        $       --        $ 100,886

Nine Months Ended                                                                           Discontinued
or at September 30, 2000              U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
------------------------              -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                       $1,171,943          $  450,899      $      --         $      --        $ 1,622,842
Operating cash flow                         448,471             193,673             --                --            642,144
Depreciation and
  Amortization expense                      197,835              98,933             --                --            296,768
Operating income                            250,636              94,740             --                --            345,376
Marketable Equity Securities                410,140             124,271      4,197,401                --          4,731,812
Total Assets                              3,328,526           1,443,471      4,298,764                --          9,070,761
Capital Expenditures                      $ 206,633          $   95,116      $      --         $      --        $   301,749

Nine Months Ended                                                                           Discontinued
or at September 30, 1999              U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
------------------------              -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                       $1,060,138          $  402,710      $      --         $      --        $ 1,462,848
Operating cash flow                         385,951             179,625             --                --            565,576
Depreciation and
  Amortization expense                      165,825              92,018             --                --            257,843
Operating income                            220,126              87,607             --                --            307,733
Marketable Equity Securities                504,182             144,955             --                --            649,137
Total Assets                              3,326,157           1,405,883        165,346           480,420          5,377,806
Capital Expenditures                     $  232,814          $   78,679       $     --         $     --         $   311,493


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






Signature page for the amended TDS 2000 Third Quarter Form 10-Q/A