Form 10-K
period 2000-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2001-03-28
CIK 1051512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 30 North LaSalle Street, Chicago, Illinois (Address of principal executive offices)	36-2669023 (IRS Employer Identification No.) 60602 (Zip code)

Registrant's Telephone Number: (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	American Stock Exchange
8.5% TDS-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust	American Stock Exchange
8.04% TDS-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust	American Stock Exchange

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

   As of February 28, 2001, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $4.8 billion, $31.3 million and $22.7 million, respectively. The closing price of the Common Shares on February 28, 2001, was $93.45, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $93.45 times the number of Common Shares into which it was convertible on February 28, 2001.

   The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2001, is 51,862,641 Common Shares, $.01 par value, and 6,875,567 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

   Those sections or portions of the registrant's 2000 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2001, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Item 1.	Business	3
Item 2.	Properties	36
Item 3.	Legal Proceedings	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	37(2)
Item 6.	Selected Financial Data	37(3)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37(4)
Item 8.	Financial Statements and Supplementary Data	37(5)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item 10.	Directors and Executive Officers of the Registrant	38(6)
Item 11.	Executive Compensation	38(7)
Item 12.	Security Ownership of Certain Beneficial Owners and Management	38(8)
Item 13.	Certain Relationships and Related Transactions	38(9)
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	39

(1)
Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 2000 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2001 ("Proxy Statement").

(2)
Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

(3)
Annual Report section entitled "Selected Consolidated Financial Data."

(4)
Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5)
Annual Report sections entitled "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Income Information (Unaudited)" and "Report of Independent Public Accountants."

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

(9)
Proxy Statement section entitled "Certain Relationships and Related Transactions."

Telephone and Data Systems, Inc.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
TELEPHONE (312) 630-1900

PART I

Item 1. Business

    Telephone and Data Systems, Inc. ("TDS"), is a diversified telecommunications service company with wireless telephone and telephone operations. At December 31, 2000, TDS served approximately 3.8 million customer units in 34 states, including 3,061,000 wireless telephones and 713,300 telephone access lines. For the year ended December 31, 2000, wireless operations provided 73.8% of TDS's consolidated revenues and telephone operations provided 26.2%. TDS's long-term business development strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer-based telecommunications.

    TDS conducts substantially all of its wireless operations through its over 80%-owned subsidiary, United States Cellular Corporation. U.S. Cellular is traded on the American Stock Exchange under the symbol "USM". At December 31, 2000, U.S. Cellular provided wireless telephone service to 3,061,000 customers through 139 majority-owned and managed ("consolidated") wireless systems serving approximately 17% of the geography and approximately 9% of the population of the United States. Since 1985, when U.S. Cellular began providing wireless service in Knoxville, Tennessee, U.S. Cellular has expanded its wireless networks and customer service operations to cover 145 managed markets in 25 states as of December 31, 2000. In total, U.S. Cellular operated eight market clusters, of which four had a total population of more than two million, and each of which had a total population of more than one million. Overall, 91% of U.S. Cellular's 26.6 million population equivalents were in markets which were consolidated, 1% were in managed but not consolidated markets and 8% were in markets in which U.S. Cellular holds an investment interest.

    TDS conducts substantially all of its telephone operations through its wholly-owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). At December 31, 2000, TDS Telecom operated 105 Incumbent Local Exchange Carrier ("ILEC") telephone companies serving 601,200 access lines in 28 states. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired 10 telephone companies since the beginning of 1996. These acquisitions added 53,500 access lines during this five-year period, while internal growth added 121,800 lines. TDS Telecom also began offering services as a Competitive Local Exchange Carrier ("CLEC") in 1998 in certain markets in certain second and third-tier cities. At December 31, 2000, TDS Telecom's CLECs served 112,100 access lines.

    TDS was incorporated in 1968 and changed its corporate domicile from Iowa to Delaware in 1998. TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

    Unless the context indicates otherwise: (i) references to "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" or "U.S. Cellular" refer to

United States Cellular Corporation and its subsidiaries; (iii) references to "TDS Telecom" refer to TDS Telecommunications Corporation and its subsidiaries; (iv) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (v) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (vi) references to cellular "markets" or "systems" refer to MSAs, RSAs or both; (vii) references to "population equivalents" mean the population of a market, based on 2000 Claritas estimates, multiplied by the percentage interests that TDS owns or has the right to acquire in an entity licensed, designated to receive a license or expected to receive a construction permit ("licensee") by the FCC to construct or operate a cellular system in such market.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

    This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact, including the words "believes," "anticipates," "intends," "expects," and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include:

  •
  general economic and business conditions, both nationally and in the regions in which TDS operates,

  •
  technology changes,

  •
  competition,

  •
  changes in business strategy or development plans,

  •
  changes in governmental regulation,

  •
  pending and future litigation,

  •
  changes in growth in wireless customers, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets, and

  •
  changes in growth of ILEC and CLEC customers, churn rates and the mix of products and services offered in ILEC and CLEC markets.

    TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

U.S. Cellular Operations

    TDS's wireless operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular is the eighth largest wireless company in the United States, based on the aggregate number of customers in its consolidated markets. U.S. Cellular's corporate development strategy is to operate controlling interests in cellular market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. U.S. Cellular anticipates that clustering will continue to provide it certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as U.S. Cellular's clusters have grown, U.S. Cellular's focus has shifted to include, in addition to outright acquisitions, exchanges and divestitures of managed and investment interests which are considered less essential to U.S. Cellular's clustering strategy.

    The following table summarizes the status of U.S. Cellular's interests in cellular markets at December 31, 2000.

Owns Majority Interest and Manages	139
Owns Minority Interest and Manages	6

Total Markets Managed by TDS	145
To Be Owned and Managed (1)	1

Total Markets Managed and To Be Managed by TDS	146
Markets Managed by Others (2)	30

Total Markets	176

(1)
U.S. Cellular expects to acquire a majority interest in one market which is currently managed by a third party.

(2)
Represents markets in which U.S. Cellular owns a minority or other noncontrolling interest and which are managed by third parties; as of December 31, 2000, U.S. Cellular accounted for its interests in 24 of these markets using the equity method and accounted for the remaining six markets using the cost method.

    Cellular systems in U.S. Cellular's 139 majority-owned and managed markets served 3,061,000 customers at December 31, 2000, and contained 2,501 cell sites. The average penetration rate in U.S. Cellular's consolidated markets was 12.21% at December 31, 2000, and the churn rate in all consolidated markets averaged 2.0% per month for the twelve months ended December 31, 2000.

The Cellular Telephone Industry

    Cellular telephone technology provides high-quality, high-capacity communications services to hand-held portable and in-vehicle cellular telephones. Cellular telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission; those systems which have digital radio capabilities offer additional features such as caller ID and short messaging services.

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

    The FCC currently grants only two licenses to provide cellular telephone service in each market. However, competition for customers includes competing communications technologies, such as:

  •
  conventional landline telephone,

  •
  personal communications systems ("PCS"),

  •
  Specialized Mobile Radio ("SMR") systems,

  •
  mobile satellite communications systems, and

  •
  radio paging.

    PCS has become available in most areas of the United States, including nearly all of U.S. Cellular's markets, and U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of

U.S. Cellular's clusters through 2001. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems are proving to be competitive with cellular service in many of U.S. Cellular's markets.

    The services available to cellular customers and the sources of revenue available to cellular system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Cellular system operators also provide service to customers of other operators' cellular systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. Additionally, because U.S. Cellular has deployed digital radio technologies in many of its service areas, its customers with digital or dual-mode (both analog and digital capabilities) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, in its service areas with digital technologies in place, U.S. Cellular can provide roaming service to other companies' customers who have compatible digital wireless telephones. This type of roaming is not limited to cellular customers and systems; PCS customers and systems have this roaming capability as well. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

    There have been a number of technical developments in the cellular industry since its inception. Currently, while most companies' MTSOs process information digitally, on certain cellular systems the radio transmission is done on an analog basis. Several years ago, certain digital transmission techniques were approved for implementation by the cellular industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the cellular industry and has been deployed by many wireless operators, including U.S. Cellular's operations in approximately two-thirds of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by U.S. Cellular in its remaining markets. Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs to accommodate additional system usage. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to take a number of years. PCS operators have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the markets where they have begun operations.

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

Cellular Operations

    From its inception in 1983 until 1993, U.S. Cellular was principally in a start-up phase. Until 1993, U.S. Cellular's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of cellular systems. The development of a cellular system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. U.S. Cellular experienced operating losses and net losses from its inception until 1993. In the years since 1993, U.S. Cellular has significantly increased its operating cash flows and produced net income. Management anticipates further growth in cellular units in service and revenues as U.S. Cellular continues to expand through internal growth. Marketing and system operations expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's operating cash flows and operating income to vary from quarter to quarter.

    While U.S. Cellular has produced operating income and net income since 1993, changes in any of several factors may reduce U.S. Cellular's growth in operating income and net income over the next few years. These factors include:

  •
  the growth rate in U.S. Cellular's customer base;

  •
  the usage and pricing of cellular services;

  •
  the churn rate;

  •
  the cost of providing cellular services, including the cost of attracting new customers;

  •
  continued competition from PCS and other technologies; and

  •
  continuing technological advances which may provide additional competitive alternatives to cellular service.

    U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage cellular telephone systems. Its cellular interests include regional market clusters in the following areas:

Midwest Regional Market Cluster

  •
  Western Wisconsin

  •
  Eastern Wisconsin

  •
  Eastern Iowa

  •
  Illinois/Indiana

  •
  Western Iowa

  •
  Missouri

Mid-Atlantic Regional Market Cluster

  •
  Eastern North Carolina/South Carolina

  •
  Virginia/North Carolina

  •
  West Virginia/Maryland/Pennsylvania/Ohio

Northwest Regional Market Cluster

  •
  Washington/Oregon/Idaho

  •
  Oregon/California

Florida/Georgia Market Cluster

Maine/New Hampshire/Vermont Market Cluster

Texas/Oklahoma/Missouri/Kansas Regional Market Cluster

  •
  Oklahoma/Missouri/Kansas

  •
  Texas/Oklahoma

Eastern Tennessee/Western North Carolina Market Cluster

Southern Texas Market Cluster

    See "U.S. Cellular's Cellular Interests." U.S. Cellular has acquired its cellular interests through the wireline application process (16%), including settlements and exchanges with other applicants, and through acquisitions (84%), including acquisitions from TDS and third parties.

Cellular Systems Development

    Acquisitions, Divestitures and Exchanges.  U.S. Cellular assesses its cellular holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, U.S. Cellular has completed exchanges of minority interests or controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. U.S. Cellular has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its clusters. As a result, U.S. Cellular has not substantially increased its population equivalents during the past five years, but has shifted the balance of its holdings between investment and operating interests so that currently over 92% of U.S.Cellular's interests are in markets where it is the operator compared to 83% at December 31, 1995.

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

    Completed Acquisitions.  During 2000, U.S. Cellular purchased majority interests in two markets and several minority interests (primarily in markets in which U.S. Cellular currently owns a majority interest), representing approximately 387,000 population equivalents, for consideration totaling $86.5 million. The consideration consisted of $60.5 million in cash, repayment of notes receivable totaling $10.4 million and payables totaling $15.6 million.

    Completed Divestitures.  During 2000, U.S. Cellular divested a majority interest in one market and minority interests in two markets, representing approximately 384,000 population equivalents, for consideration totaling $114.8 million. The consideration consisted of $74.2 million in cash and $40.6 million in receivables.

    Pending Acquisitions and Divestiture.  As of December 31, 2000, U.S. Cellular had agreements pending to acquire a majority interest in one market, representing approximately 123,000 population equivalents, for $56.2 million in cash, and to divest minority interests in three markets, representing 7,000 population equivalents, for consideration totaling $2.3 million. U. S. Cellular expects these transactions to be completed in early 2001.

    U.S. Cellular is a limited partner in Black Crow Wireless L.P. ("Black Crow"), which was a successful bidder for 17 licenses in 13 markets in the most recent FCC spectrum auction ended in January 2001. The license cost for the 17 licenses amounted to $283.9 million. As a result of its 85% economic interest in Black Crow, U.S. Cellular, as of December 31, 2000, has contributed a total of $8.9 million in capital and loaned $41.7 million to Black Crow, and loaned $563,000 to the general partner of Black Crow. The exact nature of U.S. Cellular's financial commitment going forward will be developed as Black Crow develops its long-term business and financing plans. U.S. Cellular is committed to contributing capital along the lines of its partnership interest, and has committed to loan the general partner up to $20 million. U.S. Cellular has no other loan commitments, but it is possible that U.S. Cellular will provide guarantees or other financial undertakings to support Black Crow's efforts at raising debt financing.

    Thirteen of the 17 licenses for which Black Crow was the successful bidder were auctioned by the FCC subject to the final outcome of certain judicial proceedings initiated by parties claiming to have continuing interests in such licenses. These 13 licenses, along with various other licenses, were originally awarded by the FCC in a prior auction. The licenses were subsequently cancelled and reauctioned by the FCC after the winning bidders of the prior auction were unable to make their required payments to the FCC on a timely basis. The winning bidders in the prior auction are contesting the FCC's decision to revoke and reauction the licenses. In the event the parties are successful in their challenge against the FCC, the winning bidders in the January 2001 auctions, including Black Crow, may be required to surrender these licenses. In such event, Black Crow would receive a refund of payments made to the FCC for such licenses and only acquire four licenses in three markets for a total cost of $3.8 million, which would significantly reduce U.S. Cellular's current and potential future financial commitments.

    U.S. Cellular maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

    U.S. Cellular is a majority-owned subsidiary of TDS. TDS owns 82.4% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controls 96.1% of the combined voting power of both classes of common stock.

Cellular Interests and Clusters

    U.S. Cellular operates clusters of adjacent cellular systems in almost all of its markets, enabling its customers to benefit from larger local service areas than otherwise possible. Customers may make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have resulted in a reduction of U.S. Cellular's per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each cluster and engineering considerations.

    U.S. Cellular may continue to make opportunistic acquisitions and exchanges which will complement its established market clusters. From time to time, U.S. Cellular may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

    U.S. Cellular owned interests in cellular telephone systems in 175 markets at December 31, 2000, representing 26,560,000 population equivalents. Including the interest to be purchased and the interest to be sold during 2001, U.S. Cellular owned or had the right to acquire 176 markets, representing 26,646,000 population equivalents, at December 31, 2000. The following table summarizes the changes in U.S. Cellular's population equivalents in recent years.

	December 31,
	2000	1999	1998	1997	1996
	(Thousands of population equivalents)(1)
Operational Markets:
Majority-Owned and Managed	24,208	24,241	23,985	23,203	20,743
Minority-Owned and Managed	306	306	358	406	406
Markets to be Majority Owned and Managed (2)(3)	123	—	—	—	226

Total Markets Managed and to be Managed	24,637	24,547	24,343	23,609	21,375
Minority Interests in Markets Managed by Others	2,009	1,997	2,192	2,191	4,689

Total	26,646	26,544	26,535	25,800	26,064

(1)
Based on 2000 Claritas estimates for all years.

(2)
Includes markets which are operational but which are currently managed by third parties.

(3)
Includes markets where U.S. Cellular has the right to acquire an interest but does not currently own an interest.

    The following section details U.S. Cellular's cellular interests, including those it owned or had the right to acquire as of December 31, 2000. The table presented therein lists clusters of markets that U.S. Cellular manages. U.S. Cellular's market clusters show the areas in which U.S. Cellular is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of cellular service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by U.S. Cellular's cellular interests may have no direct relationship to the number of potential cellular customers or the revenues that may be realized from the operation of the related cellular systems.

U.S. CELLULAR'S CELLULAR INTERESTS

    The table below sets forth certain information with respect to the interests in cellular markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2000.

Cluster/Major Service Area	2000 Population	Total Current and Acquirable Population Equivalents
MIDWEST REGIONAL MARKET CLUSTER:
Western Wisconsin	2,409,000	2,372,000
Eastern Wisconsin	1,908,000	1,893,000
Eastern Iowa	1,787,000	1,624,000
Illinois/Indiana	1,720,000	1,612,000
Western Iowa	960,000	908,000
Missouri	874,000	874,000

Total Midwest Regional Market Cluster	9,658,000	9,283,000

MID-ATLANTIC REGIONAL MARKET CLUSTER:
Eastern North Carolina/South Carolina	2,661,000	2,656,000
Virginia/North Carolina	1,339,000	1,332,000
West Virginia/Maryland/Pennsylvania/Ohio	1,384,000	1,256,000

Total Mid-Atlantic Regional Market Cluster	5,384,000	5,244,000

NORTHWEST REGIONAL MARKET CLUSTER:
Washington/Oregon/Idaho	1,517,000	1,490,000
Oregon/California	1,058,000	1,058,000

Total Northwest Regional Market Cluster	2,575,000	2,548,000

FLORIDA/GEORGIA MARKET CLUSTER:	1,728,000	1,728,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:	1,709,000	1,659,000

TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER:
Oklahoma/Missouri/Kansas	1,460,000	903,000
Texas/Oklahoma	685,000	599,000

Total Texas/Oklahoma/Missouri/Kansas Regional Market Cluster:	2,145,000	1,502,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER:	1,677,000	1,353,000

SOUTHERN TEXAS MARKET CLUSTER:	1,320,000	1,320,000

Total Managed Markets	26,196,000	24,637,000
Markets Managed by Others		2,009,000

Total Population Equivalents		26,646,000

System Design and Construction

    U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of cellular telephones, based on market and engineering studies which relate to specific markets. Engineering studies are performed by U.S. Cellular personnel or independent engineering firms. U.S. Cellular's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. Both analog and digital radio transmissions are made between cell sites and the cellular telephones. At this time, however, approximately 60% of this traffic is digital in nature. Network reliability is given careful consideration and extensive redundancy is employed in virtually all aspects of U.S. Cellular's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

    In accordance with its strategy of building and strengthening market clusters, U.S. Cellular has selected high capacity digital cellular switching systems that are capable of serving multiple markets through a single MTSO. U.S. Cellular's cellular systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. U.S. Cellular has implemented such microwave interconnection in many of the cellular systems it operates. Otherwise, U.S. Cellular's systems will rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate cellular systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate multiple systems. Microwave facilities can also be used to carry long-distance calls, which reduces the costs of interconnecting to the landline network.

    U.S. Cellular has continued to expand its Wide Area Network ("WAN") to accommodate various business functions, including:

  •
  order processing

  •
  over the air provisioning

  •
  automatic call delivery

  •
  intersystem handoff

  •
  credit validation

  •
  fraud prevention

  •
  network management

  •
  long-distance traffic and

  •
  interconnectivity of all of U.S. Cellular's MTSOs and cell sites.

    In addition, the WAN accommodates virtually all internal data communications between various U.S. Cellular office locations and U.S. Cellular's retail locations to process customer activations. The WAN is deployed in U.S. Cellular's regional customer service centers ("Customer Care Centers") for all customer service functions using U.S. Cellular's new billing and information system.

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

Marketing

    U.S. Cellular's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of cellular service and reducing churn. U.S. Cellular achieves increasing customer awareness through the use of traditional media such as TV, radio, and print advertising. It accomplishes rapid penetration of its markets through a combination of promotional advertising and broad distribution. U.S. Cellular supports multi-faceted distribution program, including direct sales, agents and retail service centers in the vast majority of its markets, and the Internet for those customers who wish to contact U.S. Cellular through that medium. U.S. Cellular reduces churn by executing a vision centered around customer satisfaction, development of processes that are more customer-friendly, better training of frontline sales and support associates and the implementation of retention, churn modeling, and loyalty programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans and cellular telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

    U.S. Cellular-owned and managed locations are designed to market cellular service to the consumer and small business segments in a familiar setting. In late 2000, U.S. Cellular expanded its e-commerce site to enable customers to purchase an expanded line of accessories online. U.S. Cellular anticipates that as customers become more comfortable with e-commerce, the Internet will become more of a robust marketing channel for both sales of rate plans as well as accessories. To that end, U.S. Cellular is in the process of modifying its web site based on input from its customers. Traffic on U.S. Cellular's web site is continually increasing as customers use the site for gathering information and finding the location of U.S. Cellular's stores and agents.

    U.S. Cellular believes that success is dependent on having operations decisions made close to the customer. It manages each cluster of markets with a local staff, including sales, engineering and in some cases installation personnel. U.S. Cellular operates five regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market cellular service to business customers. Retail sales associates work out of U.S. Cellular's more than 500 Company-owned retail stores and kiosks and market cellular service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

    U.S. Cellular continues to expand its relationships with agents, dealers and non-U.S. Cellular retailers to obtain customers, and at year-end 2000 had contracts with more than 1,600 of these businesses aggregating over 2,200 locations. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular's agents are generally in the business of selling cellular telephones, cellular service packages and other related products. U.S. Cellular's dealers include car stereo companies, major appliance dealers, office supply dealers and mass merchants including national companies such as Radio Shack, Staples and Circuit City.

    In 2000, U.S. Cellular continued to expand its Value Added Distributor agent channel. This channel's initial focus was on the sale of U.S. Cellular's prepaid service product, TalkTracker®, to selected market segments, and complements U.S. Cellular's own distribution channels. Additionally, in support of its overall Internet initiatives, U.S. Cellular has actively recruited agents who provide services exclusively through the Internet.

    U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing U.S. Cellular's cellular service and to establish familiarity with U.S. Cellular's name. U.S. Cellular operates under a unified brand name and logo, U.S. CellularSM, across all its markets. In February 2001, U.S. Cellular established a new tag line, "We Connect With You"SM, and developed a new series of TV and radio commercials to support its renewed focus on the customer and customer satisfaction.  Customers expect a higher level of satisfaction from their cellular provider and U.S. Cellular intends to deliver excellent service to its customers.

    U.S. Cellular continues to actively advertise its digital service offerings through both television and radio advertising, resulting in a significant increase in the number of customers using U.S. Cellular's digital services during 2000. Advertising is directed at gaining customers, improving customers' awareness of the U.S. CellularSM brand, increasing existing customers' usage of U.S. Cellular's services and increasing the public awareness and understanding of the cellular services offered by U.S. Cellular. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular supplements its advertising with a focused public relations program. This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of U.S. Cellular. These programs are aimed at supporting the communities in which U.S. Cellular serves. The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through U.S. Cellular's Stop Abuse From Existing programs, to supporting safe driving programs.

    The following table summarizes, by operating cluster, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's majority-owned and managed markets that were operational as of December 31, 2000.

Operating Clusters	Population	Customers	Penetration
Midwest Regional Market Cluster	9,266,000	1,355,000	14.62%
Mid-Atlantic Regional Market Cluster	5,133,000	493,000	9.60
Northwest Regional Market Cluster	2,575,000	310,000	12.04
Florida/Georgia Regional Market Cluster	1,605,000	167,000	10.40
Maine/New Hampshire/Vermont Regional Market Cluster	1,709,000	212,000	12.40
Texas/Oklahoma/Missouri/Kansas Regional Market Cluster	2,145,000	279,000	13.01
Eastern Tennessee/Western North Carolina Regional Market Cluster	1,322,000	166,000	12.56
Southern Texas Market Cluster	1,320,000	79,000	5.98

	25,075,000	3,061,000	12.21%

Customers and System Usage

    U.S. Cellular provides service to a broad range of customers from a wide spectrum of demographic segments. U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, U.S. Cellular is providing cellular service to consumers and to customers who use their cellular telephones for mixed business and personal use as well as for security purposes. A major portion of U.S. Cellular's recent customer growth is from these segments.

    U.S. Cellular's cellular systems are used most extensively during normal business hours between 7:00 AM and 6:00 PM. On average, the local retail customers in U.S. Cellular's consolidated markets used their cellular systems approximately 157 minutes per unit each month and generated retail revenue of approximately $36.52 per month during 2000, compared to 115 minutes and $38.35 per month in 1999. Revenue generated by roamers using U.S. Cellular's systems ("inbound roaming"), together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit in consolidated markets to $49.21 during 2000. Average monthly service revenue per customer unit decreased approximately 8% during 2000. This decrease was primarily due to decreases in average revenue per minute of use from both local retail customers and roamers, partially offset by an increase in the number of minutes used by both local retail customers and roamers. Competitive pressures and U.S. Cellular's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2000. Inbound roaming revenue per minute also decreased during the year, partially due to the ongoing trend toward reduced per minute prices for roaming negotiated between U.S. Cellular and other cellular operators. U.S. Cellular anticipates that average monthly service revenue per customer unit will continue to decline in the future. However, this effect is more than offset by U.S. Cellular's increasing number of customers; therefore, U.S. Cellular expects total revenues to continue to grow for the next few years.

    U.S. Cellular's main sources of revenue are from its own customers and from inbound roaming customers. U.S. Cellular's roaming service allows a customer to place or receive a call in a cellular service area away from the customer's home service area. U.S. Cellular has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States, Canada and Mexico. U.S. Cellular also has roaming agreements with most major PCS operators. Roaming agreements offer customers the opportunity to roam in these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular's system. The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer's carrier. The charge is billed by U.S. Cellular to the customer's home system, which then bills the customer. In some instances, based on competitive factors, many carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged to the carriers by other cellular carriers for roaming.

    The following table summarizes certain information about customers and market penetration in U.S. Cellular's consolidated operations.

	Year Ended or At December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Majority-owned and managed markets:
Cellular markets in operation (1)	139	139	138	134	131
Total population of markets in service (000s)	25,075	25,044	24,683	24,034	21,712
Customer Units: (2)
at beginning of period	2,602,000	2,183,000	1,710,000	1,073,000	710,000
additions during period	1,130,000	1,015,000	915,000	941,000	561,000
disconnects during period	671,000	596,000	442,000	304,000	198,000
at end of period	3,061,000	2,602,000	2,183,000	1,710,000	1,073,000
Market penetration at end of period (3)	12.21%	10.39%	8.84%	7.11%	4.94%
Consolidated revenues	$1,716,640	$1,576,429	$1,315,535	$993,124	$779,676
Depreciation expense	205,916	184,830	167,150	97,591	74,631
Amortization expense	59,782	45,142	39,629	34,788	34,208
Operating Income	292,313	255,842	176,075	129,543	87,366
Capital expenditures	305,417	277,450	320,417	318,748	248,123
Business segment assets	$3,412,709	$3,331,590	$3,011,237	$2,508,916	$2,071,522

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

(3)
Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service (1996) or Claritas (1997-2000) for the respective years.

Products and Services

    Cellular Telephones and Installation.  U.S. Cellular offers a full range of cellular telephones for use by its customers, including both analog and digital handsets. Features offered in some of the cellular telephones include hands-free calling, repeat dialing, and others. In the systems where U.S. Cellular offers digital service, additional features such as caller ID and short messaging services are available on those cellular telephones. In U.S. Cellular's digital service areas, a majority of new customers are selecting dual-mode cellular telephones, which can be used on analog and digital networks, thereby enabling seamless roaming regardless of the customer's travel plans. New customers are selecting from a variety of portable cellular telephones. These units are stylish, compact and fully featured as well as attractively priced. They appeal to newer segments of the population, especially a younger demographic group which looks at the cellular phone to some degree as a fashion statement.

    U.S. Cellular negotiates volume discounts with its cellular telephone suppliers. U.S. Cellular discounts cellular telephones to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer. In these instances, where permitted by law, customers are generally required to sign a service contract with U.S. Cellular. U.S. Cellular also works with cellular equipment manufacturers in promoting specific equipment in its local advertising.

    U.S. Cellular has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the cellular telephones it sells. These facilities allow U.S. Cellular to improve its service by promptly assisting customers who experience equipment problems. Additionally, U.S. Cellular employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

    Cellular Services.  U.S. Cellular's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular's brand positioning. U.S. Cellular generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes enabling the customer to get more value for their money. Business plans are offered to companies to meet their unique needs. During 2000, U.S. Cellular introduced a national rate plan, SpanAmericaSM, where all calls regardless of where they are made or received are priced as a local call with no long distance or roaming charges. To meet the needs of certain customers who want to replace their landline phone, a new wireless local loop alternative, MetroZoneSM was introduced in one cluster. Additionally, U.S. Cellular redesigned its prepaid offering, TalkTracker®, based on customer input, to make it more compatible with the lifestyles of the customers who want to buy this product. SpanAmerica has been extremely well received by business customers and travelers while MetroZoneSM and TalkTracker® have been successful with younger customers.

    U.S. Cellular's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by U.S. Cellular include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

    Regulatory Environment.  The operations of U.S. Cellular are subject to FCC and state regulation. The cellular telephone licenses held by U.S. Cellular are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of U.S. Cellular. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 ("Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of cellular systems, licensing (including renewal of licenses) and technical standards for the provision of cellular telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

    Licensing.  For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, in the early 1980's, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity, but no entity which controls a cellular system may own an interest exceeding five percent in another cellular system in the same MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

    The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage with neighboring cellular licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the cellular system are regulated by FCC rules, as are the types of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of cellular transmitter towers and antennas as well as local zoning requirements.

    Beginning in 1996, the FCC has also imposed a requirement that all licensees register and obtain FCC registration numbers for all of their antenna towers, which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered by May 1998 on a staggered state-by-state basis. U.S. Cellular believes that it is in compliance with the FCC's tower registration requirements.

    Beginning in October 1997, cellular systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" radiation requirements, were made subject to those requirements. As a result, all cellular towers of less than 10 meters in height, building mounted antennas and cellular telephones must comply with radio frequency radiation guidelines. Since October 1997, all new cellular facilities have had to be in compliance when they are brought into service. Since September 1, 2000, all existing facilities have had to be brought into compliance. U.S. Cellular believes that its facilities are in compliance with these requirements.

    Initial cellular telephone licenses were granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular's licenses which it applied to have renewed between 1994 and 2000 were renewed.

    All of U.S. Cellular's approximately 1,100 FCC licenses for the microwave radio stations it uses to link its cell sites with each other and with its MTSOs must also be renewed in 2001. U.S. Cellular expects that all of these licenses, which are also for 10 year terms, will be renewed as well in 2001.

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

    The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. U.S. Cellular's strategy with respect to system construction in its markets has been to build cells covering areas within such markets that U.S. Cellular considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. However, many unserved area applications have also been filed by U.S. Cellular and have generally been routinely granted. In cases where applications for unserved areas are filed which are mutually exclusive and would result in overlapping service areas, the FCC decides between the competing applicants by an auction process.

    Pursuant to 1993 amendments to the Communications Act, cellular service is classified as a Commercial Mobile Radio Service ("CMRS"), in that it is service offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

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

    Currently pending before the FCC is a proposal to require all CMRS carriers to provide "automatic" roaming capabilities to customers of other systems, presumably with FCC regulation of rates and other terms and conditions. U.S. Cellular, along with most wireless carriers, has opposed this proposal as presently unnecessary, though U.S. Cellular has urged the FCC to scrutinize the roaming practices of large national carriers.

    The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This number portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs, in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for number portability. The FCC has extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2002.

    In another proceeding, the FCC in 1996 adopted rules regarding the method by which cellular carriers and LECs shall compensate each other for interconnecting cellular and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and cellular carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by cellular carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. Interconnection rate issues will be decided by the states. Cellular carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result was favorable to the wireless industry and somewhat unfavorable to LECs.

    The FCC is currently considering a proposal to eliminate reciprocal compensation between wireless carriers and LECs and to move toward a so-called "bill and keep" system. If adopted, this change in the rules would also be favorable to wireless carriers, as wireless customers still make more calls to wireline customers than vice versa.

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

    The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Cellular carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. The obligation to make payments to support universal service has been expanded to include other telecommunications service providers, including cellular carriers. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous half year, began in 1998. Carriers are free to pass such charges on to their customers. Cellular carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the state of Washington and has also sought FCC clarification of the standards under which wireless eligible telecommunications carriers will be designated.

    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act ("CALEA"), all telecommunications carriers, including U.S. Cellular and other wireless licensees, had to implement by June 30, 2000, certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. In August 1999, the FCC added certain additional capabilities necessary to meet requirements of such act, which are to become applicable by September 2001. However, the September 2001 deadline for implementing those capabilities has been placed in doubt by an August 2000 decision of the U.S. Court of Appeals for the District of Columbia Circuit, which found that the FCC's decision to add most of those capabilities had not complied with CALEA. Also, issues remain as to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. U.S. Cellular will work diligently to comply with all applicable requirements of CALEA in cooperation with industry groups and standard setting bodies when its requirements have been clarified.

    The FCC has recently taken action in proceedings: (1) to ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information; though these rules have been overturned, at least temporarily, by court order; (3) to increase to 55 megahertz ("MHz") in rural areas its 45 MHz "cap" on the amount of spectrum which entities under common ownership and control may hold in an single wireless market and to relax its related cellular cross ownership restrictions; (4) to require improved access to telecommunications facilities by persons with disabilities; and (5) to set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

    The FCC also has pending proceedings: (1) to implement a wireless billing option under which wireline customers who call wireless customers could be charged ("calling party pays") for wireless "airtime" as opposed to the wireless customer receiving the call, as is the case at present; and (2) to implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state. U.S. Cellular will monitor such proceedings and comply with new federal requirements as they become applicable.

    The FCC has also allocated a total of 140 MHz to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses except for licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee and the service area of which covers 10% or more of the population of the PCS service area. In the latter case, the cellular license is limited to two 10 MHz PCS channel blocks in urban areas. In rural areas, such cellular operators may also now have a 30 MHz PCS channel block.

    PCS technology is similar in many respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with U.S. Cellular's operations in the markets where PCS systems have begun operations. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by U.S. Cellular. There can be no assurance that U.S. Cellular will not be adversely affected by such technological and regulatory developments.

    In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 746-764 MHz and 776-794 MHz spectrum bands. That spectrum is to be auctioned, beginning in September 2001. The licenses are divided into six regional service areas, with 20 and 10 MHz blocks, and are designed to allow for a wide range of wireless services. There will be no eligibility restrictions on participation in the auctions for this spectrum. Cellular and PCS carriers and other entities will be eligible to bid in the auction. Use of the spectrum by licensees selected in the auction may be affected by the presence of incumbent broadcast licensees on some of the auctioned frequencies through at least December 31, 2006.

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

    In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of CMRS carriers, even if such activities might have an incidental effect on cellular rates. The full implications of that ruling are not yet known, though it could lead to more state regulation of CMRS carriers particularly from the standpoint of consumer protection.

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

Competition

    U.S. Cellular's principal competitor for cellular telephone service in each market is the licensee of the second cellular system in that market. Since each competitor operates its cellular system on a 25 MHz frequency block licensed by the FCC using comparable technology and facilities, competition for customers between the two systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. The competing entities in many of the markets in which U.S. Cellular has an interest have financial resources which are substantially greater than those of U.S. Cellular and its partners in such markets.

    The FCC's rules require all operational cellular systems to provide, on a nondiscriminatory basis, cellular service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

    In addition to competition from the other cellular licensee in each market, there is also competition from PCS providers and ESMR system providers, both of which are able to connect with the landline telephone network. PCS providers have initiated service in many markets across the United States, including many markets where U.S. Cellular has operations. PCS providers offer digital wireless communications services to their customers. U.S. Cellular expects PCS operators to continue deployment of PCS in portions of all of U.S. Cellular's clusters throughout 2001. ESMR, an enhanced SMR system, has cells and frequency reuse like other wireless services, thereby eliminating any technological limitation. In recent years, ESMR providers have initiated service in many of U.S. Cellular's markets. Although less directly a substitute for cellular service, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

    Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for cellular systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites, and several consortia to provide such service have been formed. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for land-based cellular systems in such areas. Some initial deployments have been made. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service, PCS or ESMR service to provide for more competitors in each market.

TDS Telecom Operations

Overview

    TDS's telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a wholly-owned business unit of TDS. TDS Telecom's corporate headquarters are located in Madison, Wisconsin. TDS Telecom is a holding company providing high-quality telecommunication services, including full-service local exchange service, long-distance telephone service, and Internet access, to rural and suburban communities. Each of TDS Telecom's 105 telephone company subsidiaries, ranging in size from approximately 500 to 66,000 access lines, is an Incumbent Local Exchange Carrier ("ILEC"). An ILEC is an independent local telephone company that traditionally has had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom served approximately 601,200 access lines in 28 states through its ILEC subsidiaries at December 31, 2000.

    The table below sets forth, as of December 31, 2000, the nine largest states of TDS Telecom's ILEC operations based on the number of access lines and the total number of access lines operated by all of the telephone subsidiaries of TDS Telecom.

State	Number of Access Lines at December 31, 2000	% of Total
Wisconsin	107,677	17.9%
Tennessee	102,320	17.0
Georgia	48,005	8.0
Minnesota	34,168	5.7
Indiana	30,995	5.2
Alabama	27,632	4.6
New York	25,844	4.3
Michigan	25,692	4.3
Maine	25,578	4.2

Total for 9 Largest States	427,911	71.2
Other States	173,289	28.8

Total	601,200	100.0%

    TDS Telecom provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Regional Bell Operating Companies ("RBOCs"), which purchase network access from TDS Telecom. In 2000, TDS Telecom entered the resale long distance business in its ILEC markets.

    In 1998, TDS Telecom began providing telecommunications services as a Competitive Local Exchange Carrier ("CLEC") in the greater Madison and Appleton areas of Wisconsin under the TDS METROCOM brand name and in Minnesota markets including Brainerd, Duluth and St. Cloud under the USLink brand name. CLEC is a term which depicts companies that enter the operating areas of traditional telephone companies to offer local exchange service and other telephone services. In 2000, TDS METROCOM began providing service in suburban Milwaukee, Wisconsin. TDS Telecom served approximately 112,100 access lines through its CLEC subsidiaries at December 31, 2000.

    Future growth in telephone operations is expected to be derived from providing service to new or presently underserved establishments, expanding service in the areas currently served by TDS Telecom and others, upgrading existing customers to higher grades of service and increasing penetration of services. Additionally, growth is expected from increased usage of the network through both local and long-distance calling, additional services made possible by advances in technology, and the acquisition of additional ILEC and CLEC operations.

    TDS Telecom is committed to offering its customers a full complement of telecommunications services and bundles those services in customer friendly packages to provide a single source for their customers' telecommunication needs. TDS Telecom intends to provide its customers with expanded communications products and services covering their local, long distance, data and in some cases video needs.

    The following table summarizes certain information regarding TDS Telecom's telephone operations:

	Year Ended or At December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
ILEC Access lines(1)	601,200	571,700	547,500	515,500	484,500
% Residential	78.1%	77.9%	78.1%	78.3%	79.9%
% Business (nonresidential)	21.9%	22.1%	21.9%	21.7%	20.1%
CLEC Access lines	112,100	65,900	34,100	—	—
Internet Customers:
ILEC	72,100	63,600	42,300	—	—
CLEC	12,200	9,400	5,800	—	—
Total Revenues	$610,216	$545,917	$488,104	$437,624	$395,059
Depreciation and amortization expense	133,445	123,350	111,402	98,021	88,346
Operating income	127,753	114,551	94,412	100,143	102,649
Construction expenditures	150,602	122,182	143,126	151,460	144,440
Business segment assets	$1,473,412	$1,472,556	$1,352,554	$1,244,174	$1,213,884

(1)
An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

Business Strategy

    TDS Telecom has historically produced revenue growth in its ILEC markets by providing its customers with state-of-the-art telecommunications solutions, maintaining a high quality of on-going service and selectively acquiring local telephone companies. Management believes that TDS Telecom has a number of advantages as an ILEC, including a modern network substantially upgraded to provide a variety of Advanced Calling Services ("ACS"), a strong local presence, an established brand name, economies of scale not available to smaller independent operators, and attractive, growing markets. However, the competitive environment in the telecommunications industry has changed significantly as a result of technological advances, increasing customer requirements and regulatory changes, including the Telecommunications Act of 1996 ("the Telecommunications Act"). In response to this changing competitive environment, TDS Telecom's business plan is designed to leverage TDS Telecom's strength as an ILEC into a full-service telecommunications company that includes CLEC operations. The business plan provides for TDS Telecom to meet these challenges in three areas:

  •
  Growing and protecting TDS Telecom's core ILEC business;

  •
  Leveraging its strengths into attractive new markets (CLEC); and

  •
  Creating a robust line of data products and services, and selling them in existing markets and in new markets through the growth of CLEC operations.

    TDS Telecom's goal is to be a leading provider of electronically deliverable products in its ILEC markets. As of December 31, 2000, according to published sources, TDS Telecom was the 7th largest non-Bell local exchange telephone company in the United States. This ranking was based on the number of telephone access lines served. Virtually all of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers. These services include call forwarding, conference calling, caller identification (with and without name identification), selective call ringing and call waiting.

    As one of the major independent telephone companies in the United States, TDS Telecom's ILECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The ILECs also provide directory advertising through a contract with another company, and billing and collection services to interexchange carriers ("IXCs"). IXCs are telephone companies that are allowed to provide long-distance telephone service between and within geographically defined Local and Access Transport Areas ("LATAs"). TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

Grow and Protect Core ILEC Business

    A key component of TDS Telecom's business strategy is to grow and protect its existing ILEC markets. Management believes that this strategy encompasses many components including the customers within the market, market strategy, federal financing, federal support revenues, acquisition plans, competitors, and construction and development. These facets of the business are all impacted by regulations imposed by the FCC. Each component identified is discussed in detail below.

Retail and Wholesale Markets

    TDS Telecom's ILEC retail presence includes 110 sales and service offices in 28 states. These offices serve both residential and business customers. Approximately 78% of TDS Telecom's retail access lines serve residential customers and approximately 22% serve business customers. Retail customers are composed primarily of residential customers, businesses, government and institutional telecommunications users.

    The retail customer base is a mix of rural and suburban customers, with significant concentrations in the Upper Midwest and in the Southeast. Approximately 77% of TDS Telecom's residential customers live in rural areas, while the other 23% are located in suburban settings. TDS Telecom's promotional and sales strategy for the retail customer consists of two major initiatives: building brand equity by creating awareness of the TDS TELECOM brand name and using direct marketing to sell specific products and product groupings. The nature of TDS Telecom's markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. It has been more selective, though still active, in the use of telemarketing as a means of generating awareness, qualified leads, and actual sales. Newspaper is used as well. Uniform branding has made the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its media mix.

    Most business customers could be described as small to moderate businesses or small office/home office type customers. TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are employed for each segment. Account executives focus on the most profitable customers by staying in contact with them on a regular basis. TDS Telecom employs an aggressive compensation plan for its account executives targeted at revenue and customer satisfaction results.

    In nearly all of its markets, TDS Telecom offers the complete family of custom calling services including call waiting, call forwarding, three-way calling, and speed dialing. In 2000, TDS Telecom sold 6,721 residential second lines, an increase of 14% over 1999. TDS Telecom's advanced calling services family of products is centered around Caller ID service. In 2000, the ACS family of services were available to 97% of the lines in service compared to 96% in 1999. Penetration of Caller ID increased from 24% to 27% of lines equipped, and aggregate penetration of ACS increased from 41% to 46% of lines equipped.

    TDS Telecom's wholesale presence involves a diverse customer base. Wholesale services have traditionally provided a majority of TDS Telecom's revenues. TDS Telecom receives much of its ILEC revenue from the sale of traditional wholesale services, such as access service charges and billing and collections services to the IXCs. As a result, TDS Telecom continues to provide a high level of service to traditional IXC wholesale customers such as AT&T, MCI, Sprint and the RBOCs.

Market Strategy

    The Retail Markets Group has three primary goals to support its grow and protect strategy. Their goals are to build customer loyalty, grow revenues and control costs. Management of TDS Telecom believes it can achieve these goals by offering a continually updated flow of new products and services. This will be achieved by:

  •
  Creating value-added packages and bundles
  •
  Building brand equity in the TDS TELECOM brand name, and

  •
  Providing superior customer service to its retail customers.

    Value Added Product Bundles and Packages.  Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of telecommunications services and bundling those services in customer-friendly packages, it can build customer loyalty and reduce customer churn. TDS Telecom enhanced its product offerings in 2000 with the launch of TDS TrueTalk, a branded long distance product. TDS TrueTalk offers four price-competitive long distance options for TDS Telecom customers. TDS TrueTalk is billed on TDS Telecom's local telephone bill and customers can call one number to ask questions on both local and long distance service. TDS Telecom also bundled TDS TrueTalk and TDSNET (Internet service) into a discounted package. TDS Telecom will continue to pursue relationships with strategic partners to further develop the long distance, video and wireless components of its product mix.

    Brand Equity.  TDS Telecom continued to build on the branding process started in 1996. This process adopted the TDS TELECOM name as a unified brand name across its markets to build its brand image. In addition to using existing customer-facing avenues (bill statements, vehicles, and company signage), TDS Telecom greatly increased its Internet web presence. TDS Telecom's web site offers product and service information, company information, product/service ordering capability, e-service options, and account management. TDS Telecom also entered an alliance with a web-portal vendor to improve the Internet experience for its TDSNET Internet customers. The TDS Telecom sites, including both the company core sites and the portal site, receive over 2.8 million page views per month. TDS Telecom continues to leverage its sales and marketing messages through cost-effective public relations activities and messages. Management of TDS Telecom believes that branding will increase the loyalty of its customers and reduce expenses through more cost-effective marketing.

    Customer Service.  TDS Telecom distinguishes itself by the way customer service is offered to its retail customers. TDS Telecom is a large national company with a local sales and service office in the majority of its markets. This combination provides TDS Telecom's retail customers with the economies of scale and product offers generally associated with large companies. It also provides the high levels of personal customer service generally associated with small companies. TDS Telecom's professional service representatives and field representatives both live and work in the communities served. TDS Telecom's strength in two key areas—product/price and customer service—provides a fundamental competitive advantage for TDS Telecom.

    TDS Telecom continued leveraging its Virtual Business Office ("VBO") initiative in 2000. This initiative enables multiple local sales and service offices to function as a single office. TDS Telecom expanded its customer service offer by increasing customer service hours to 24 hours-per-day, 7 days-per-week. TDS Telecom's VBO environment enabled the Company to make this change with only a minimal cost increase. TDS Telecom continued to standardize training and procedures throughout 2000 to increase customer service levels without increasing costs. Customer surveys show that customer satisfaction with transactions in the VBO environment continues to be as good or better than satisfaction with transactions in the prior environment.

    The Wholesale Markets focus is on access revenues. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long-distance traffic on their networks. Access charges, billing and collection services and other primarily traditional wholesale offerings generated $300 million, or approximately 57%, of TDS Telecom's ILEC revenue for the year ended December 31, 2000. Account teams in Madison, Wisconsin and Knoxville, Tennessee currently service wholesale customers. These teams manage and coordinate the purchasing of access services by the major IXCs and RBOCs on a national basis. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return.

    TDS Telecom seeks to leverage its networks through sales and marketing activities. TDS Telecom also does limited marketing of its wholesale services. Wholesale customers consist of IXCs and institutional information service providers.

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

    The FCC regulates interstate toll rates and other matters relating to interstate telephone service. On June 4, 1998, the FCC released a Notice of Proposed Rulemaking ("NPRM") on access reform for local exchange carriers subject to rate of return regulation. In the access reform NPRM, the FCC proposed changes similar to those that were ordered for price cap local exchange carriers ("LECs") in 1997. The proposed changes could negatively affect a rural LEC's ability to recover costs from the interstate jurisdiction. The FCC also released an NPRM on jurisdictional separations reform on October 7, 1997. In the separations reform NPRM, the FCC reviewed the current procedures for separating LECs' service costs between state and federal jurisdictions. Many of the proposals in the separations reform NPRM seek to limit costs assigned to the interstate jurisdiction and seek to assign greater costs to the intrastate jurisdiction. To the extent that the costs are not made up in the federal and state universal service mechanisms, TDS Telecom may seek rate increases to offset any reductions in revenues. The FCC has not yet issued a final order on either NPRM. The FCC is currently considering a comprehensive ILEC plan, supported by TDS Telecom, to resolve these and other pending proceedings.

    TDS Telecom is also monitoring the effects of increasing volumes of Internet traffic on the operating telephone subsidiaries' ability to appropriately recover the network-related costs associated with this traffic. Unless changes to the access charge methodology and/or to the separations process are made, increasing costs will continue to be shifted to the intrastate jurisdiction for recovery and TDS Telecom may need to seek rate increases to recover these costs. Moreover, recent legislative actions and state commission decisions have the potential of altering the compensation method for Internet traffic (e.g., "Bill and Keep"), which would generally reduce the amount of revenue TDS Telecom would receive for termination of this traffic.

    Where applicable and subject to state regulatory approval, TDS Telecom's ILEC subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, a source of substantial revenues to TDS Telecom's ILECs, have been replaced with access-charge-based arrangements. In these cases, access charges are typically set to generate revenue flows similar to those realized in the pooling process. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates. Some states also utilize a state high cost fund to offset access charge reductions.

Federal Financing

    TDS Telecom's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service ("RUS"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Currently, the RUS is authorized to issue hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (6.05% for its fiscal year ended September 30, 2000), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money. All such loans have a maturity date based on the life of the assets being financed.

    Substantially all of TDS Telecom's telephone plant is pledged under, or is otherwise subject to, mortgages securing obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. In any calendar year, companies with greater than 40% net worth to total assets can distribute the entire amount above 40%. The majority of TDS Telecom's telephone subsidiaries exceed this percentage. Approximately $548.2 million may be paid as dividends from the operating subsidiaries to TDS Telecom.

    At December 31, 2000, TDS Telecom's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $111.6 million, at a weighted average annual interest rate of 5.49%, to finance specific construction activities in 2001 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. TDS Telecom's operating telephone companies intend to make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be or that Congress will continue making the annual appropriations to fund these programs.

Federal Support Revenues

    To promote universal service, the FCC developed a number of federal support mechanisms, including a High Cost Fund, to keep telephone rates affordable for both high-cost rural areas and low-income customers. Many of TDS Telecom's ILEC subsidiaries provide telephone service in rural areas and all of them offer service to low-income customers.

    The FCC continues to work on reforming universal service. The Telecommunications Act codified universal service; set forth clear principles for ensuring affordable access to modern telephone service nationwide; established discounts for schools, libraries and rural health care facilities; and established the Federal-State Joint Board on Universal Service to make recommendations to the FCC regarding implementation of the universal service provisions of the Telecommunications Act.

    Federal universal service has been the subject of staggered reform as a result of the Telecommunications Act, with rural and non-rural companies being addressed separately. Non-rural companies began using the FCC's forward-looking cost proxy model to determine universal service support on January 1, 2000, while rural companies have continued to operate under the status quo with the existing universal service support mechanisms. The Rural Task Force has issued its recommendation to the Federal-State Joint Board on Universal Service for reforming universal service for rural companies, which the Joint Board has put before the FCC as an interim proposal, subject to further full review of the universal service programs. The recommendation rejects the use of a proxy model based system in favor of an embedded cost based system. This would ensure that rural ILECs continue to receive support based on the actual costs of building and supporting the actual network as opposed to costs based on a hypothetical network during an interim period. The recommendation also calls for the partial elimination of the high-cost loop cap, which should ensure that adequate support is provided to all companies that need it. Finally, the recommendation provides a safety net for rural companies to recover shortfalls in universal service support where new caps inappropriately limit a company's level of funding related to substantial plant additions. The FCC is expected to act on the recommendation in 2001.

    The size of the High Cost Fund may also need to grow to meet the goals of several federal initiatives. For example, additional moneys may be needed for rural companies to meet the additional requirements of the schools, libraries and rural health care programs, Coalition for Affordable and Long-Distance Service plan, and the Rural Task Force recommendation for a High Cost Fund III. It is uncertain whether the FCC will authorize such expansion in the High Cost Fund.

    All carriers are required to contribute to the Universal Service Fund based on their interstate and international revenues. Carriers may recover their contributions through their access charges. However, they are not required to. Since TDS Telecom is a member of the NECA pools, it will continue to recoup its contributions through access charges rather than through end-user charges, unless the FCC decides differently in pending proceedings.

    Historically, telephone company acquisition and investment decisions assumed the ability to recover the cost and a reasonable rate of return through local service, access, and support revenues. As universal service and access are being reformed, these revenue streams are becoming less certain. Potential declining access rates and revisions to universal service support may lead to higher local rates and/or declining earnings. Significant changes in the universal service funding system could affect TDS's and TDS Telecom's acquisition and investment strategy.

Telephone Acquisitions—ILEC

    TDS and TDS Telecom continually review attractive opportunities to acquire operating telephone companies. Since January 1, 1996, TDS has acquired 10 telephone companies serving a total of 53,500 net access lines for an aggregate consideration totaling $157.1 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted of $64.0 million in cash and notes, 30,000 TDS Preferred Shares and 2.0 million TDS Common Shares.

    Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. TDS has modified its acquisition strategy to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom's growth strategy. While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

    It has been TDS Telecom's practice to preserve, insofar as possible, the local management of each telephone company it acquires. TDS Telecom provides the telephone subsidiaries with centralized purchasing and general management and other services, at cost plus a reasonable rate of return on invested capital. These services afford the subsidiaries expertise in finance, accounting and treasury services; marketing; customer service; traffic; network management; engineering and construction; customer billing; rate administration; credit and collection; and the development of administrative and procedural practices.

    On November 27, 2000, TDS announced that it has entered into a definitive agreement to acquire Chorus Communications Group, Ltd. ("Chorus"), of Madison, Wisconsin. The total purchase price is $195.0 million and the assumption of debt. Chorus is a telecommunications company serving approximately 45,000 access lines and 30,000 Internet customers, primarily in Wisconsin. Its assets include the local exchange carriers Mid-Plains, Inc., Dickeyville Telephone Company and Farmers Telephone Company. Chorus's other operations, including Chorus Networks, sell, install and service business telephone and videoconferencing systems, data networks, Internet access and long distance. The transaction is subject to certain conditions, including regulatory approvals and approval by Chorus' shareholders.

ILEC Markets Competition

    The Telecommunications Act of 1996 initiated a process of transformation in the telecommunications industry. Public policy has long embraced the dual objectives of universal service and competition. The Telecommunications Act, however, was the catalyst that brought local competition from desired outcome to reality. The Telecommunications Act requires most ILECs to provide "reasonable and non-discriminatory" interconnection services and access to unbundled network elements to any CLEC that seeks to enter the ILEC's markets. The Telecommunications Act also allows CLECs to collocate network equipment in ILEC central offices and prevents ILECs and CLECs from unduly restricting each other from the use of facilities or information that enable competition.

    At the same time, however, the Telecommunications Act recognized the continued importance of protecting universal service in rural markets. Meeting all of the interconnection requirements imposed on larger ILECs could be burdensome to ILECs serving rural markets and could thereby undermine universal service. So the Telecommunications Act established the "rural exemption." All 105 TDS Telecom ILEC companies are exempt from many of the interconnection provisions of the Telecommunications Act. Specifically, rural ILECs are exempt from the requirements imposed exclusively on the ILECs (Section 251[c]) until they receive a bona fide request for interconnection and the state commission lifts the exemption. This regulatory process, coupled with the economics of competing in lower population density markets and the high service quality TDS Telecom provides, may delay competitive entry in many TDS Telecom ILEC markets. However, TDS Telecom has already received several interconnection requests filed by potential competitors and some of these requests may lead to competitive entry.

    TDS Telecom expects competition in the telecommunications industry to be robust in the coming years, especially in the larger urban areas. Many CLEC business models have been tried, and some will likely prove successful in establishing long-term viable positions in the industry. TDS Telecom's strategy for retaining its ILEC customer base is to build customer loyalty by 1) providing superior service quality and customer care, 2) capitalizing on its local presence in the communities it serves, and 3) offering a suite of products and services bundled in response to customer preferences.

ILEC Markets Construction & Development

    In 2000, TDS Telecom continued its program of enhancing and expanding its service-providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as:

  •
  Signaling System 7 ("SS7"), a high-speed data network with dedicated access points that provides for various call set-up, call routing and enhanced calling features (98% of TDS Telecom ILEC customers are reached via switching systems equipped with SS7 functionality),
  •
  CLASS Features, enhanced calling features available to subscribers, including Calling Line Identification, and
  •
  Fiber optic fed Digital Serving Areas ("DSAs"), a defined geographic area within an exchange that is served by a digital loop carrier system. The digital loop carrier system extends to that geographic area the line side hardware of the central switch. This allows the conversion of traffic to a digital signal closer to the attending customer. Having this capability allows the expansion of services (such as higher data rates) to a greater number of customers residing at a distance from the Central Office Switching equipment.

    As TDS Telecom upgrades and expands its network, it is also standardizing equipment and processes to increase efficiency and has centralized the monitoring and management of its network to reduce costs and improve service reliability. TDS Telecom formed strategic alliances with Lucent Technologies and Siemens Telecom Networks to move toward modernizing and standardizing TDS Telecom's switching platform with the Lucent 5ESS-2000 and Siemens EWSD switches. This more standardized switching platform has assisted TDS Telecom in implementing its 24-hour-a-day/7-day-per-week Network Management Center. The Network Management Center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

    TDS Telecom's total 2001 ILEC capital budget is approximately $100 million, compared to actual capital expenditures of $93.4 million in 2000 and $99.2 million in 1999. The telephone capital additions budget for 2001 includes approximately $45.0 million for outside plant facilities and $36.0 million for switching facilities in the ILEC markets. Financing for the 2001 capital additions will be primarily provided by internally generated funds and supplemented by federal long-term financing.

ILEC Markets Regulation

    TDS Telecom subsidiaries are primarily incumbent local exchange carriers ("ILEC"), the traditional regulated local telephone companies in their communities. TDS Telecom's ILEC subsidiaries are regulated by federal and state regulatory agencies, and TDS Telecom seeks to maintain positive relationships with these regulators. Rates, including local rates, intrastate toll rates and intrastate access charges, are subject to state commission approval in most states. The regulators also establish and oversee implementation of the provisions of the Telecommunications Act including interconnection requirements, promotion of competition, and the deployment of advanced services. TDS Telecom will continue to pursue necessary changes in rate structures and regulation to maintain affordable rates and reasonable earnings. TDS Telecom has also elected alternative forms of regulation in several states and will continue to evaluate whether to pursue alternative regulation in its remaining states. The TDS Telecom CLEC subsidiaries that provide services in competition with other ILECs, or long distance services in competition with other long distance providers, are subject to minimal regulation, although long distance providers are required to average their urban and rural and state to state rates.

    For the TDS Telecom ILECs, state regulators generally approve rate adjustments, service areas, service standards, accounting methods, and limit the return on capital based upon allowable levels. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States traditionally designated a single ILEC as the universal service provider in a local market and then regulated the entry of additional competing providers into the same local market. The Telecommunications Act, however, has almost completely pre-empted state authority over market entry. While a state may not impose requirements that effectively function as barriers to entry, and the FCC must pre-empt challenged state requirements if they impose such barriers to entry, a state still retains authority to regulate certain competitive practices in rural telephone company service areas.

    The Telecommunications Act establishes a general duty for all telecommunications carriers, including wireless providers, to interconnect with other carriers. Specifically, all local exchange carriers ("LECs") including competitors to ILECs are required to meet specific interconnection requirements including resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. Unless exempted or granted a suspension or modification from these requirements, ILECs also have additional interconnection obligations: (a) to negotiate in good faith the terms of interconnection; (b) to comply with more detailed interconnection terms, including non-discrimination and unbundling their network and service components so competitors may use only those elements they choose for providing their services; (c) to offer their retail services at wholesale rates to facilitate resale by their competitors; and (d) to allow other carriers to place equipment necessary for interconnection or access on their premises. The FCC also requires ILEC's rates for interconnection and network components to be based on "forward-looking economic costs", but the FCC is still defining the method for calculating these components.

    As defined in the Telecommunications Act, all of TDS Telecom's ILEC subsidiaries qualify as "rural telephone companies." As rural ILECs, they are exempt from the ILEC interconnection obligations until they receive a bona fide request for interconnection and the state commission lifts the exemption. That process is underway in some TDS Telecom ILEC markets, where TDS Telecom is mounting a vigorous regulatory defense. FCC rules making it harder to keep the rural exemption were struck down by the 8th Circuit Court of Appeals, and the U.S. Supreme Court did not accept these issues for review. The FCC and state commissions have also set forth extensive rules for mediating and arbitrating interconnection negotiations between ILECs and carriers requesting interconnection, services or network elements. The Telecommunications Act establishes deadlines, standards for state commission approval of interconnection agreements and recourse to the FCC if a state commission fails to act. The state commissions have also added further clarification and requirements.

    The FCC is still considering rules and policies implementing various provisions of the Telecommunications Act. Many of the FCC determinations made to implement the Telecommunications Act and to facilitate competition involve investment and upgrades to TDS Telecom LEC networks, and impose greater costs and obligations on ILECs than on their competitors. These investments and upgrades include requirements to implement local number portability so subscribers may change to competitors' services without changing their telephone numbers, network signaling information that must be provided to certain other carriers and pay phone providers, and other changes that require additional investments and expenses. TDS Telecom is seeking to comply with these requirements or to obtain the necessary suspensions or modifications where appropriate, while at the same time pursuing policies that provide a fair opportunity to recover its costs.

    The FCC continues to explore how to comply with the requirement in the Telecommunications Act for federal and state authorities to encourage nationwide advanced broadband infrastructure development that could require extensive additional investment. For example, in November 1999, the FCC released an order mandating line sharing. In its order, the FCC amended its unbundling rules to require ILECs to provide unbundled access to a new network element—the high frequency portion of the local loop. As rural companies, TDS Telecom ILECs are currently exempt from the interconnection and unbundling provisions of Section 251(c) of the Telecommunications Act. Until a TDS Telecom ILEC has received a bona fide request and the state commission has terminated the rural exemption, that ILEC will not be required to provide line sharing. State commissions have also been seeking to mandate the deployment of advanced services and enhancements to the infrastructure (e.g., higher modem speeds, DSL), which will result in additional costs to condition the loops to provide the service.

    TDS Telecom seeks to maintain and enhance existing revenue streams despite heightened earnings review activity by state regulators and the advent of local exchange competition sparked by the Telecommunications Act. TDS Telecom is preparing for competition even though its operating subsidiaries remain governed by state regulators. For example, TDS Telecom is seeking the necessary pricing flexibility to adjust ILEC rate structures to a more competitive model by pursuing alternative forms of regulation. TDS Telecom also continues to participate in state and federal regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high cost rural service areas to keep TDS Telecom ILECs' rates affordable and allow for the continued development of rural infrastructure. The ongoing changes in public policy due to numerous court proceedings and the introduction of competition may affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

    While the majority of TDS Telecom's ILEC subsidiaries continue to operate in a rate-of-return environment, a number of state commissions are negotiating, or have agreed to, alternative regulation plans with ILECs. Alternative regulation describes a regulatory framework that allows an ILEC to benefit from revenue growth and expense containment in exchange for price constraints and other restrictions. Over the last year, TDS Telecom has been evaluating its options with respect to obtaining alternative forms of regulation in each state. TDS Telecom subsidiaries in Michigan, Alabama, Arkansas, Pennsylvania, Georgia, and Minnesota are now operating under an alternative form of regulation while a subsidiary in Florida and several in Wisconsin will be under alternative regulation in early 2001. The remaining states are currently under evaluation with the intent of pursuing alternative regulation in those states in 2001 where it is found to be useful. For those states where alternative regulation is elected, TDS Telecom will need to ensure compliance within the constraints imposed while taking advantage of the opportunities afforded under alternative regulation.

    While subsidiaries in those states under alternative regulation will no longer face regulatory scrutiny of their earnings, the subsidiaries in the remaining states will continue to file rate cases and face earnings reviews by the state regulatory commissions. Over the next several years, TDS Telecom will continue to deal with these planned traditional rate cases, as well as responding to an increasing number of commission-initiated earnings reviews. Furthermore, other regulatory issues will need to be addressed, such as responding to the financial impacts of universal service and access reform and changes to industry settlements.

    At the federal level, TDS Telecom's telephone subsidiaries plan to continue under traditional rate-of-return regulation for interstate purposes, unless those regulatory requirements are changed in pending FCC proceedings. Approximately one-third of TDS Telecom's telephone subsidiaries serve high-cost areas and a number of TDS Telecom ILECs receive federal universal service support under the current transitional federal high cost support program. Important averaging mechanisms associated with the NECA pooling process would be lost if TDS Telecom elected either of the existing alternatives to traditional rate-of-return regulation. The FCC proceeding to re-prescribe the authorized rate of return for interstate services (11.25%) provided by ILECs is still pending. Reduction of the interstate rate of return would have detrimental effects on ILECs and could impact the ability of ILECs to continue to invest in infrastructure and economic development. In response to this and other FCC proceedings considering reform of interstate access charges, state vs. federal jurisdictional cost allocation procedures and universal service support mechanisms, TDS Telecom, along with the rural industry associations (referred to as the Multi-Association Group-"MAG"), filed a plan with the FCC on October 20, 2000 that encourages rural ILECs to move away from rate-of-return regulation and toward a form of regulation that provides them an incentive to reduce costs. Under the MAG plan, a rural company could elect an alternative form of regulation where settlements are moved to a per-line basis or may stay under the existing form of regulation. The FCC has opened a rule making proceeding and is considering the MAG plan. While it is unlikely that the MAG plan will be approved totally as filed, and the FCC will most likely not act until later in 2001, the options within the plan would, if adopted, help TDS Telecom's companies to maintain revenue stability and earnings potential.

    Access to affordable long-distance service in rural areas was achieved because the FCC ordered AT&T to provide nationwide average rates. As a result of increasing competition, the FCC lifted all regulations relating to AT&T's interstate services in 1996. However, the Telecommunications Act preserves interstate toll rate averaging and imposes a nationwide policy that interstate and intrastate long-distance rates of all long-distance carriers should not be higher in rural areas than in urban areas they serve. In 1999, AT&T and several regional Bell operating companies began limiting and/or discontinuing their long distance services in TDS Telecom serving areas. In response, TDS Telecom began to provide its own long distance service to its customers during 2000 and will continue to do so in the future.

Leverage Strengths Into CLEC Markets

    The second component of TDS Telecom's business strategy includes leveraging its existing strengths into CLEC markets. Management believes that this strategy encompasses many components including the customers within the market, market strategy, competitors, and construction and development. Additionally, planning for CLEC operations must consider the regulatory environment in which they operate. Each of these components will be discussed in detail below.

    TDS Telecom's CLEC strategy maintains a geographic focus and is designed to leverage TDS Telecom's existing management and infrastructure to facilitate early entry into new CLEC markets and to complement TDS Telecom's ILEC clustering strategy. TDS Telecom has begun its controlled entry into certain targeted mid-sized communities, geographically proximate to existing TDS Telecom facilities and service areas, with facilities-based entry as a CLEC. Management of TDS Telecom believes that the smaller size of these markets reduces the likelihood of facing significant competition and that it can offer a significantly improved service level over that of the incumbent local exchange carrier. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial systems and control accounting, technology planners, etc.) built for the TDS Telecom ILEC business, management believes that TDS Telecom can become profitable in markets too small for stand alone start-ups. Additionally, TDS Telecom's CLECs expect to become profitable faster than stand alone start-ups at the higher end of its targeted range (over 200,000 population). As in its ILEC markets, TDS Telecom intends to be the single source for customers' wired telecommunications needs in its CLEC markets.

    TDS Telecom's first CLEC, in Madison, Wisconsin, became operational in January 1998. The Madison CLEC is a facilities-based, full-service alternative to Ameritech/SBC, providing both voice and data services to commercial and consumer accounts, as well as wholesale services to IXCs and other carriers. TDS Telecom also operates as a CLEC in the greater Appleton and Green Bay, west and south suburban Milwaukee, and Racine, Wisconsin markets. In early 2001, TDS Telecom expects to begin facility-based services in certain northern suburbs of Chicago and in Rockford, Illinois. In mid-2001, TDS Telecom expects to extend facility-based service to the greater Grand Rapids, Ann Arbor and Lansing, Michigan markets.

    USLink began offering local service (in addition to its long distance and Internet products) on a resale basis in 1998 in Minnesota. TDS Telecom adopted a slightly different strategy in Minnesota by entering as a CLEC through USLink which previously had focused on the long-distance business. In 1999, USLink deployed local switching platforms in the Brainerd, St. Cloud and Duluth markets to enhance potential operating margins. In 2000, USLink deployed local switching platforms in the Minneapolis/St. Paul suburbs of Eagan, Bloomington, Golden Valley, Burnsville and Shoreview. USLink continues to augment its facilities-based strategy by reselling local services in markets adjacent to its switch markets.

    TDS Telecom's CLEC strategy is currently focused on markets in Wisconsin, Illinois, Michigan, Minnesota and North Dakota. TDS Telecom will consider expanding into other markets if the results of operations in the aforementioned markets prove successful.

CLEC Telephone Markets

    The Telecommunications Act facilitates entry of TDS Telecom into new markets by requiring non-exempted ILECs (e.g., RBOCs) to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which such ILECs already offer services. TDS Telecom, through its wholly owned subsidiaries, TDS METROCOM and USLink, has targeted certain midsized, geographically clustered communities, for facilities-based entry as a CLEC. Management of TDS Telecom believes that the size of many of the target markets will sustain a limited number of facilities-based competitors in addition to the ILEC. While additional competitors may enter such markets as resellers, TDS Telecom believes only facility-based CLECs will be significantly profitable over the long term because ownership of facilities may provide a long-run cost advantage, discourage further competitors from entry and enable an alternative wholesale strategy for growth. To this end, TDS Telecom plans to build switching and other network facilities in its targeted CLEC markets. TDS Telecom plans to follow a "clustering" approach to building its CLECs which will allow it to seek regional long distance traffic, share service and repair resources, and realize marketing efficiencies. As in its ILEC markets, TDS Telecom intends to become an Integrated Communications Provider ("ICP") in its chosen CLEC markets by providing local, long distance, Internet and other services through its own facilities and via resale.

CLEC Market Strategy

    The CLEC strategy places primary emphasis on small and medium-sized commercial customers. Medium-sized commercial prospects are characterized by above-average access line to employee ratios, heavier utilization of data services, and a focus on using telecommunications for business improvement rather than on cost reduction concerns. The companies are generally growth-oriented and may be underserved by the ILEC or major IXCs (interexchange carriers). TDS Telecom pursues a personal selling approach for its primary target markets. This approach builds on customer preference for integrated communication services and the customer's perception that some of the quality of the product is in the personalized service.

    While the CLEC is positioning itself as a high-quality provider, it expects price competition from the ILECs and other CLECs as they attempt to retain or gain customers. The CLEC will seek to maintain an efficient cost structure to ensure that it can match price-based initiatives from competitors. The ILEC is likely to be constrained in the short term by the existing regulatory environment; as a result, TDS Telecom's CLEC expects to be more flexible in responding to customer needs. To effectively compete in this new environment, TDS Telecom is continuing new product development to provide high-quality, leading-edge services to its customers.

    TDS Telecom believes the targeted CLEC markets present a significant opportunity to market data services, as the major carriers serving these locations have typically under invested in these markets despite the growing demand. Switched data communications represents one of the fastest growing segments of the telecommunication services market. Computer proliferation, connectivity via local and wide area networks, the Internet and the emergence of multimedia applications are all driving demand. As a result, the domestic network infrastructure is strained at both the local and national levels. TDS Telecom's CLEC initiative will add local capacity in its selected cities designed to accommodate this growth.

CLEC Markets Competition

    Through its subsidiaries, TDS METROCOM and USLink, TDS Telecom competes as a CLEC in a number of markets in the upper Midwest. In all of these markets, the company faces competition from an incumbent RBOC (Ameritech/SBC or Qwest) and often from one or more CLECs.

    TDS Telecom will compete with the RBOCs on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and are well established in their respective markets. Although the ILECs generally are subject to greater pricing and regulatory constraints than CLECs, ILECs are achieving increased pricing flexibility for their services as a result of, among other things, the Telecommunications Act. Competition for private line, special access and local exchange services is based primarily on: quality, capacity and reliability of network facilities; customer service; response to customer needs; service features and price. It is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available ILEC networks. In addition, TDS Telecom believes that, in general, it will provide more attention and responsiveness to its customers than will its ILEC competitors.

    TDS Telecom also faces competition from other CLECs in most of the cities where TDS Telecom has CLEC operations. Future competition may also come from entities in a number of related industries. These entities include long distance carriers, cable TV companies, utilities, municipalities, wireless carriers, and private networks built by large end users. TDS METROCOM's competitive positioning against these carriers is based on regional focus, results-driven sales teams, personal customer care, simple and compelling offers, and consistent execution on the fundamentals—especially the difficult back office provisioning processes required to offer competitive local service.

CLEC Markets Construction & Development Program

    In 2000, TDS Telecom continued its program of expanding and improving its CLEC service providing network. TDS METROCOM expanded its service in the Milwaukee, Wisconsin, area and began construction of markets in Illinois. USLink continued to deploy switching platforms.

    The TDS Telecom capital additions budget for 2001 includes approximately $100 million for CLEC markets, compared to actual capital expenditures of $57.2 million in 2000 and $23.0 million in 1999. TDS Telecom plans to build switching and other network facilities in its targeted CLEC markets. In 2001, TDS Telecom plans to extend facility-based services to certain northern suburbs of Chicago and Rockford, Illinois and to the greater Grand Rapids, Ann Arbor and Lansing, Michigan markets. Financing for such 2001 capital additions will be provided by TDS Telecom internally generated funds and short-term borrowing.

CLEC Markets Regulation

    A number of state and federal regulatory initiatives are important to TDS Telecom's CLEC operations. TDS METROCOM is in the final stages of arbitrating its second-generation interconnection agreement with Ameritech/SBC in Wisconsin and expects this to be completed in the first quarter of 2001. This agreement will be transferable to all other Ameritech/SBC states, including Illinois and Michigan, where TDS METROCOM has already obtained approval to provide service. With the operating experience gained since its inception, TDS METROCOM is confident that this second-generation agreement will be superior to its initial agreement. Agreements with other carriers with which the TDS Telecom CLECs are interconnected will need to be renegotiated in the near future.

    Additionally, federal and state commission proceedings related to access charges, unbundled network pricing, reciprocal compensation and access to operating support systems are occurring in many jurisdictions. It is unclear whether the results of these proceedings will be, on the whole, positive or negative for TDS Telecom's CLEC operations. Therefore, company personnel are deeply involved in proceedings at both the federal and state level and continue to push for stronger enforcement mechanisms to ensure that state and federal rules as well as interconnection agreements are adhered to by the large ILECs with which they compete.

Pursue Emerging Data Markets

    The third component of TDS Telecom's business strategy is to pursue emerging data markets. Data communications is one of the fastest growing segments of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data products in all of its markets, thereby positioning itself as a full-service data networking service provider. TDS Telecom currently provides Internet access to its ILEC and CLEC customers. At December 31, 2000, TDS Telecom's ILEC and CLEC subsidiaries provided Internet services to approximately 72,100 and 12,200 customers, respectively.

Data Initiatives

    TDS Telecom continued to grow its line of business in the data communications market in 2000. TDS Telecom invested in its Internet line of business by upgrading its web hosting environment and product line, expanded its Digital Subscriber Loop ("DSL") offerings to new CLEC and ILEC markets, and grew its ISP customer base. As of December 31, 2000, TDS Telecom's Internet supported 84,300 customers. TDS Telecom plans to continue strong growth in the Internet business.

    TDS Telecom has successfully deployed DSL technology in selected ILEC and CLEC markets. TDS Telecom believes that growth of broadband access will exceed growth of dial-up services within the next two to three years, and that DSL technology will be a key technology in the growth of broadband Internet access. TDS Telecom will continue to deploy DSL as an important element of high-speed Internet access, remote LAN connectivity, and Virtual Private Network ("VPN") services; and as a complementary product to existing web hosting, messaging, and collocation services.

    TDS Telecom is a provider of data network monitoring and management ("DNMM") services to large businesses and government through expanded use of its own network management facilities, and its knowledgeable personnel. Such services consist of centralized network monitoring as well as network management. In 1997, the State of Wisconsin awarded TDS Telecom the "BadgerNet" Enterprise Network Monitoring Contract ("ENMC") multi-year contract. The BadgerNet DNMM began operations in 1998 and is designed to provide a focal point for the operational management of network services and equipment for over 72-state agencies and the state university. TDS Telecom is currently developing a standard DNMM product offering for the commercial marketplace. TDS Telecom believes that it has the experience, partnerships, technology and resource capacity to actively manage enterprise networks for third parties.

    Most of TDS Telecom's data products are in the early stages of development and the expansion of operations is not certain. Continued investment will be dependent on market demand and foreseeable growth prospects.

Investments

    TDS, U.S. Cellular and TDS Telecom hold various investments in publicly traded companies the majority of which were the result of sales or trades of non-strategic assets. Minority positions are held in VoiceStream Wireless Corporation, Vodafone plc, Rural Cellular Corporation and Illuminet Holdings, Inc. These investments were valued at $4.1 billion as of December 31, 2000.

    These assets are held for investment purposes only and are classified for financial reporting purposes as available-for-sale securities. TDS seeks to evaluate on an ongoing basis the financial condition, business, operations and prospects of the companies it owns stock in. Additionally, management monitors conditions in the securities markets and general economic and industry conditions along with other factors. TDS may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in the securities.

    In September of 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its then over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream"). The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock at closing. TDS holds VoiceStream shares through its wholly-owned subsidiary, TDSI Corporation. At December 31, 2000, TDSI held an approximate 15% interest in the common stock of VoiceStream. Under a Voting Agreement among TDS, VoiceStream and certain other stockholders of VoiceStream, TDS has the right to designate one (or two under certain circumstances) of the VoiceStream directors, subject to certain conditions. Under the terms of the FCC's Memorandum Opinion & Order released March 31, 2000 granting consent to consummate the reorganization of Aerial Communications, Inc. by which TDS acquired the VoiceStream common stock, the FCC granted a conditional waiver of its rules so that certain radio licenses of VoiceStream, of Western Wireless Corporation, VoiceStream's former parent, and of other companies in which VoiceStream holds non-controlling interests would not be attributable to TDS or U.S. Cellular for purposes of determining compliance with the FCC spectrum cap limits in Section 20.6 of its rules. Under the foregoing waiver, TDS has agreed that it will designate only one director to the board of VoiceStream (unless it obtains prior FCC approval to appoint an additional director), that such director will not be an officer, director, management level employee of TDS or any affiliate of TDS and that the procedures will be implemented to prevent receipt from such director by any official or employee of TDS of certain non-public, market-related information about VoiceStream. TDS has not yet designated a person for election as a VoiceStream director.

    On July 24, 2000, Deutsche Telekom AG announced a proposed merger of VoiceStream with Deutsche Telekom. The proposed merger calls for the exchange of 3.2 shares of Deutsche Telekom and $30 for each share of VoiceStream owned, subject to adjustment under certain circumstances. Based on the price of Deutsche Telekom shares and the euro to U.S. dollar exchange rate as of February 7, 2001, among other factors, it is likely that VoiceStream stockholders would receive for each VoiceStream common share approximately 3.4837 Deutsche Telekom shares and $21.36 in cash. The merger is subject to regulatory approvals and other conditions. VoiceStream stockholders approved the merger on March 13, 2001. Prior to the completion of the merger, VoiceStream anticipates paying a stock dividend of 0.0075 of a VoiceStream common share for each common share outstanding. Based on the foregoing, upon completion of the merger, TDS would receive approximately 125,000,000 Deutsche Telekom shares and $400-$500 million in cash, after taxes. These amounts are subject to change due to changes in the Deutsche Telekom share price and the euro to U.S. dollar exchange rate. The merger is anticipated to close in the second quarter of 2001.

    U.S. Cellular holds 10,245,370 and TDS Telecom holds 2,700,545 American Depository Receipts for ordinary shares of Vodafone AirTouch plc. U.S. Cellular and TDS Telecom received AirTouch Communications, Inc. common shares in exchange for non-strategic assets. These AirTouch shares were then converted to Vodafone AirTouch plc American Depository Receipts upon the merger of AirTouch and Vodafone Group plc.

    U.S. Cellular holds 296,705 Class A common shares, 8,885 Class B common shares and 3,305 Class T convertible preferred shares of Rural Cellular Corporation. U.S. Cellular's Class T convertible preferred shares can be converted into 43,000 Class A and 22,292 Class B common shares. TDS Telecom holds 247,094 Class A common shares, 17,772 Class B common shares and 4,235 Class T convertible preferred shares of Rural Cellular Corporation. TDS Telecom's Class T convertible preferred shares can be converted into 83,648 Class B common shares. TDS holds 2,490,012 common shares of Illuminet Holdings, Inc. These investment interests were acquired in numerous business transactions over a number of years.

Employees

    TDS enjoys satisfactory employee relations. As of December 31, 2000, 8,860 persons were employed by TDS, 175 of whom are represented by unions.

Item 2.  Properties

    The property of TDS consists principally of switching and cell site equipment related to cellular telephone operations; telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations. As of December 31, 2000, TDS's property, plant and equipment, net of accumulated depreciation, totaled approximately $2.2 billion, $1.3 billion at U.S. Cellular and $.9 billion at TDS Telecom.

    The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for TDS's business operations. The properties of the operating telephone subsidiaries are subject to the lien of the mortgages securing the funded debt of such companies. TDS leases most of its offices and transmitter sites used in its cellular business and owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. All of TDS's cell and transmitter sites and telephone lines are located either on private or public property. Locations on private land are by virtue of easements or other arrangements.

Item 3.  Legal Proceedings

    TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of TDS.

    On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case was removed to the U.S. District Court for the Southern District of Iowa. On August 7, 2000 the U.S. District Court in the Southern District granted the Attorney General's motion to remand the case to state court. On September 15, 2000 the U.S. District Court in the Northern District dismissed U.S. Cellular's Complaint in its entirety. U.S. Cellular has filed an appeal of the grant of the motion to dismiss the Northern District case. U.S. Cellular vigorously denies the allegations of the Iowa Attorney General in the case now remanded to state court and intends to vigorously contest this case.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders during the fourth quarter of 2000.

PART II

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

PART III

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

Item 12.  Beneficial Ownership of Certain Beneficial Owners and Management

    Incorporated by reference from Proxy Statement sections entitled "Security Ownership of Management" and "Principal Shareholders."

Item 13.  Certain Relationships and Related Transactions

    Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    The following documents are filed as a part of this report:

(a)  (1) Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Income Information (Unaudited)	Annual Report*
Report of Independent Public Accountants	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Schedules

Location
Report of Independent Public Accountants on Financial Statement Schedules		page S-1
I.	Condensed Financial Information of Registrant-Balance Sheets as of December 31, 2000 and 1999 and Statements of Operations and Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2000	page S-2
II.	Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 2000	page S-7

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
10.4	Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS's Registration Statement on Form S-8 (Registration No. 33-57257).
10.5(a)
Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit D to TDS's Proxy Statement/Prospectus dated March 24, 1998, which was part of TDS's Registration Statement on Form S-4 (Registration No. 333-42535).
10.5(b)
Amendment No. 1 to Telephone and Data Systems, Inc. 1998 Long Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.6(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
10.6	Amended and Restated Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.7 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.10
Description of Terms of offer letter between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.11
Supplemental Benefit Agreement between United States Cellular Corporation and H. Donald Nelson is hereby incorporated by reference to an exhibit to United States Cellular Corporation's Registration Statement on Form S-1 (Registration No. 33-16975).
10.12	Retirement agreement for H. Donald Nelson is hereby incorporated by reference to Exhibit 10 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.13
Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996, is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report in Form 10-Q for the quarterly period ended September 30, 1996.
10.14
Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.
10.15
Summary of 2000 Bonus Program for the Executive Vice Presidents of United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.11 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

10.16
United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 33-57255).
10.17
United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-19405).
10.18
United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-23861).
10.19
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
10.21	TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-23947).
10.22
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
  (b)
  Reports on Form 8-K filed during the quarter ended December 31, 2000.

    TDS filed a Current Report on Form 8-K, dated November 20, 2000, for the purpose of filing a news release. The news release dated November 20, 2000 announced that USCC Wireless Investment, Inc., a wholly-owned subsidiary of United States Cellular Corporation, is a limited partner in Black Crow Wireless, L.P. Black Crow Wireless was accepted for filing in the C and F block broadband PCS spectrum auction (No. 35).

    TDS filed a Current Report on Form 8-K, dated November 24, 2000, announcing that it has entered into a definitive agreement for the merger of Chorus Communications Group, Ltd., of Madison, WI. The total purchase price is $195 million and the assumption of debt.

    TDS filed a Current Report on Form 8-K, dated December 21, 2000, announcing that United States Cellular Corporation's strong customer growth and digital migration would reduce United States Cellular Corporation's fourth quarter cash flow.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

    To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements, which have been restated as further described in the Notes to Consolidated Financial Statements, included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2), which have also been restated as further described in the Notes to Consolidated Financial Statements, are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 24, 2001

SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Balance Sheets

Assets

	December 31,
	2000	1999
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$676	$32,910
Temporary investments	—	166
Notes receivable from affiliates	82,883	80,341
Accounts Receivable
Due from subsidiaries	14,216	7,409
Other	12,711	7,445
Prepaid income taxes	11,405	26,114
Other current assets	5,892	5,622

	127,783	160,007

INVESTMENT IN SUBSIDIARIES	5,212,555	2,933,405

OTHER INVESTMENTS
Notes receivable	44,141	—
Marketable equity securities	—	136,742
Minority interests and other investments	23,693	33,152

	67,834	169,894

PROPERTY AND EQUIPMENT
Property and Equipment, net of accumulated depreciation	13,128	15,425

OTHER ASSETS AND DEFERRED CHARGES
Net deferred income taxes	122,116	99,456
Debt issuance expenses	12,020	12,685
Development and acquisition expenses	1,186	143
Other	297	388

	135,619	112,672

NET ASSETS OF DISCONTINUED OPERATIONS	—	268,449

	$5,556,919	$3,659,852

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Balance Sheets

Liabilities and Stockholders' Equity

	December 31,
	2000	1999
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$90	$258
Notes payable	444,000	—
Notes payable to affiliates	370,046	373,744
Accounts payable
Due to subsidiaries	264	29,587
Other	14,078	14,924
Accrued interest	16,774	15,895
Other	7,160	4,445

	852,412	438,853

DEFERRED LIABILITIES AND CREDITS
Postretirement benefits obligation other than pensions	899	844
Other	11,024	12,714

	11,923	13,558

LONG-TERM DEBT, excluding current portion (Note A)	439,410	440,895
LONG-TERM DEBT, due to affiliates (Note B)	309,280	309,280

	748,690	750,175

PREFERRED SHARES	7,827	9,005

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share, respectively; authorized 100,000,000 shares; issued and outstanding 55,524,000 and 55,412,000 shares, respectively	555	554
Series A Common Shares, par value $.01 per share, respectively; authorized 25,000,000 shares; issued and outstanding 6,880,000 and 6,959,000 shares, respectively	69	70
Capital in excess of par value	1,816,619	1,897,402
Accumulated other comprehensive income from subsidiaries	(178,344)	179,071
Treasury Shares, at cost, 3,716,000 and 1,237,000 shares, respectively	(383,501)	(102,975)
Retained earnings	2,680,669	474,139

	3,936,067	2,448,261

	$5,556,919	$3,659,852

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

    Telephone and Data Systems, Inc. (Parent)

Statements of Operations

	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Operating service revenues	$63,714	$66,600	$69,768
Cost of sales and operating expenses	63,166	75,103	76,238

Net operations	548	(8,503)	(6,470)

Other income
Interest income received from affiliates	26,992	23,343	19,344
(Loss) Gain on investments	(11,000)	—	7,164
Other, net	(8,351)	(2,658)	(10,182)

	7,641	20,685	16,326

Income before interest and income taxes	8,189	12,182	9,856
Interest expense	100,736	84,965	78,002
Income tax credit	(75,915)	(43,971)	(63,217)

Corporate operations	(16,632)	(28,812)	(4,929)
Equity in net income of subsidiaries and other investments	162,159	320,138	190,151

Net income from continuing operations	145,527	291,326	185,222

Discontinued operations, net of tax	2,125,787	(111,492)	(106,965)
Extraordinary Item—loss on extinguishment of debt, net of minority interest	(30,471)	—	—
Cumulative effect of accounting change, net of tax and minority interest	(3,841)	—	—

Net income (loss)	$2,237,002	$179,834	$78,257

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:	The annual requirements for principal payments on long-term debt are $90,000, $103,000, $31.1 million, $7.5 million, and $27.0 million for the years 2001 through 2005, respectively.
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

SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT

    Telephone and Data Systems, Inc. (Parent)

Statements of Cash Flows

	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$145,527	$291,326	$185,222
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,041	9,859	10,365
Loss (Gain) on investments	11,000	—	(7,164)
Deferred taxes	(13,642)	(21,014)	(110,177)
Equity in net income of subsidiaries and other investments	(162,159)	(320,138)	(190,151)
Other noncash expense	(20,376)	(17,809)	(9,029)
Change in accounts receivable	12,739	(6,949)	27,352
Change in accounts payable	(21,391)	11,643	6,810
Change in accrued taxes	45,614	(4,106)	9,310
Change in other assets and liabilities	1,313	3,401	6,058

	6,666	(53,787)	(71,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions
Value of assets acquired	(94,355)	(2,450)	(14,425)
Common Shares issued	—	—	10,028

Net cash paid for acquisitions	(94,355)	(2,450)	(4,397)
Capital expenditures	(7,015)	(6,703)	6,662
Payment to subsidiary under contract agreement	—	—	(28,696)
Proceeds from sale of investments	—	—	5,382
Investments in subsidiaries	11,845	179	262
Change in Notes Receivable	(55,141)	—	—
Other investments	(989)	(60)	184
Change in temporary investments	166	(166)	132

	(145,489)	(9,200)	(20,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings	—	—	343,127
Repayment of long-term debt	(1,653)	(248)	(239)
Change in notes payable	444,000	(170,889)	(354,996)
Change in notes payable to affiliates	10,928	194,138	183,216
Change in notes receivable from affiliates	(2,742)	13,744	(121,517)
Common stock issued	10,304	7,991	3,391
Redemption of preferred shares	(769)	(531)	(367)
Dividends from subsidiaries	6,790	7,973	38,391
Dividends paid	(30,472)	(29,390)	(28,488)
Repurchase of Common Shares	(290,069)	(69,014)	—
Purchase of subsidiary common stock	—	—	(9,107)

	146,317	(46,266)	53,411

CASH FLOWS FROM DISCONTINUED OPERATIONS	(39,728)	141,859	38,457

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(32,234)	32,646	(7)
CASH AND CASH EQUIVALENTS
Beginning of period	32,910	264	271

End of period	$676	$32,910	$264

    The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
For the Year Ended December 31, 2000
Deducted from deferred state tax asset:
For unrealized net operating losses	$(25,079)	$(1,430)	$—	$—	$(26,509)
Deducted from accounts receivable:
For doubtful accounts	(10,525)	(27,794)	—	24,655	(13,664)
For the Year Ended December 31, 1999
Deducted from deferred state tax asset:
For unrealized net operating losses	(27,779)	2,700	—	—	(25,079)
Deducted from accounts receivable:
For doubtful accounts	(6,732)	(26,938)	—	23,145	(10,525)
For the Year Ended December 31, 1998
Deducted from deferred state tax asset:
For unrealized net operating losses	(15,602)	(12,177)	—	—	(27,779)
Deducted from accounts receivable:
For doubtful accounts	$(7,850)	$(21,254)	$—	$22,372	$(6,732)

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
By:	/s/ LEROY T. CARLSON LeRoy T. Carlson Chairman
By:	/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr. President, (Chief Executive Officer)
By:	/s/ SANDRA L. HELTON Sandra L. Helton Executive Vice President (Chief Financial Officer)
By:	/s/ D. MICHAEL JACK D. Michael Jack Vice President and Controller (Principal Accounting Officer)

Dated March 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 28, 2001
/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 28, 2001
/s/ SANDRA L. HELTON Sandra L. Helton	Director	March 28, 2001
/s/ JAMES BARR III James Barr III	Director	March 28, 2001
/s/ WALTER C.D. CARLSON Walter C.D. Carlson	Director	March 28, 2001
/s/ LETITIA G.C. CARLSON Letitia G.C. Carlson	Director	March 28, 2001

/s/ HERBERT S. WANDER Herbert S. Wander	Director	March 28, 2001
/s/ DONALD C. NEBERGALL Donald C. Nebergall	Director	March 28, 2001
/s/ GEORGE W. OFF George W. Off	Director	March 28, 2001
/s/ MARTIN L. SOLOMON Martin L. Solomon	Director	March 28, 2001
/s/ KEVIN A. MUNDT Kevin A. Mundt	Director	March 28, 2001
/s/ MICHAEL D. BILLS Michael D. Bills	Director	March 28, 2001

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS's Report on Form 8-A/A filed on July 10, 1998.
3.2	Restated By-laws, as amended, are hereby incorporated by reference to Exhibit 3.2 to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
4.1	Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS's Report on Form 8-A/A filed on July 10, 1998.
4.2	Restated By-laws, as amended, are hereby incorporated by reference to Exhibit 3.2 to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
4.3(a)	The Indenture between TDS and Harris Trust and Savings Bank, Trustee, dated February 1, 1991, under which TDS's Medium-Term Notes are issuable, is hereby incorporated by reference to TDS's Current Report on Form 8-K filed on February 19, 1991.
4.3(b)	Form of First Supplemental Indenture with Harris Trust and Savings Bank is hereby incorporated by reference to Exhibit 4.1(b) of Post Effective Amendment No. 1 to Form S-3 (Registration No. 33-68456).
4.4(a)	Revolving Credit Agreement, dated as of June 7,1996, among TDS and the First National Bank of Boston, as agent and LaSalle National Bank and Toronto Dominion (Texas), Inc. as co-agents, is hereby incorporated by reference to the registrant's Form 8-K dated July 1, 1996.
4.4(b)	Amendment No. 1 to Revolving Credit Agreement, is hereby incorporated by reference to Exhibit 4.4(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
4.4(c)	Assignment and Assumption Agreement with respect to Revolving Credit Agreement, is hereby incorporated by reference to Exhibit 4.4(c) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
4.5(a)	The Amended and Restated Declaration of Trust, dated November 18, 1997, by and among TDS, as Sponsor, the Trust, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Regular Trustees named therein, is hereby incorporated by reference to Exhibit 4.1 to TDS's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.
4.5(b)	The Amended and Restated Declaration of Trust, dated February 10, 1998, by and among TDS, as Sponsor, the Trust, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Regular Trustees named therein, is hereby incorporated by reference to Exhibit 4.1 to TDS's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.
4.5(c)	Form of First Supplemental Indenture to Amended and Restated Declaration of Trust relating to assumption of TDS Delaware is hereby incorporated by reference to Exhibit 4.7 of Post Effective Amendment No. 1 to Form S-3 (Registration No. 333-38355).
4.6(a)	The Subordinated Indenture, dated October 15, 1997, by and between TDS and the First National Bank of Chicago, as Trustee under which the Trust Originated Preferred Securities are issuable, is hereby incorporated by reference to Exhibit 4.3 to TDS's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.
4.6(b)	The Supplemental Indenture dated November 18, 1997, by and between TDS and the First National Bank of Chicago, as Trustee under which the Trust Originated Preferred Securities are issuable, is hereby incorporated by reference to Exhibit 4.4 to TDS's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.

4.6(c)	The Second Supplemental Indenture, dated as of February 10, 1998, by and among TDS and The First National Bank of Chicago, as Debt Trustees, is hereby incorporated by reference to Exhibit 4.3 to TDS's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.
4.6(d)	Form of Third Supplemental Indenture to Subordinated Indenture relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.9 of Post Effective Amendment No. 1 to Form S-3 (Registration No. 333-38355).
4.7(a)	The Preferred Securities Guarantee Agreement, dated as of November 18, 1997, by and among TDS and The First National Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust Preferred Securities of the Trust, is hereby incorporated by reference to Exhibit 4.2 to TDS's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.
4.7(b)	The Preferred Securities Guarantee Agreement, dated as of February 10, 1998, by and among TDS and The First National Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust Preferred Securities of the Trust, is hereby incorporated by reference to Exhibit 4.2 to TDS's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.
4.7(c)	Form of First Supplemental Indenture to Preferred Securities Guarantee Agreement relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.8 of Post Effective Amendment No. 1 to Form S-3 (Registration No. 333-38355).
9.1(a)	Voting Trust Agreement, dated as of June 30, 1989, is hereby incorporated by reference to an exhibit to Post-Effective Amendment No. 3 to TDS's Registration Statement on Form S-1, No. 33-12943.
9.1(b)	Amendment dated as of May 9, 1991 to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.2 to TDS's Annual Report on Form 10-K for the year ended December 31, 1991.
9.1(c)	Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 9.1(c) to TDS's Annual Report on Form 10-K for the year ended December 31, 1992.
9.1(d)	Amendment dated as of May 22, 1998, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 99.3 to TDS's Current Report on Form 8-K filed on June 5, 1998.
10.1	Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and May 25, 1984 is hereby incorporated by reference to TDS's Registration Statement on Form S-2, No. 2-92307.
10.2(a)	Supplemental Benefit Agreement for LeRoy T. Carlson dated March 21, 1980, as amended March 20, 1981, is hereby incorporated by reference to an exhibit to TDS's Registration Statement on Form S-7, No. 2-74615.
10.2(b)	Memorandum of Amendment to Supplemental Benefit Agreement dated as of May 28, 1991, is hereby incorporated by reference to Exhibit 10.2(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1991.
10.3	Description of Terms of Letter Agreement with Sandra L. Helton dated August 7, 1998 is hereby incorporated by reference to Exhibit 10.3 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.4	Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS's Registration Statement on Form S-8 (Registration No. 33-57257).

10.5(a)	Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit D to TDS's Proxy Statement/Prospectus dated March 24, 1998 which was part of TDS's Registration Statement on Form S-4 (Registration No. 333-42535).
10.5(b)	Amendment No. 1 to Telephone and Data Systems, Inc. 1998 Long-term Incentive Plan, is hereby incorporated by reference to Exhibit 10.6(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
10.6	Amended and Restated Supplemental Executive Retirement Plan is hereby incorporated by reference to Exhibit 10.7 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.7	Securities Loan Agreement, dated June 13, 1995, between TDS and Merrill Lynch & Co. is hereby incorporated by reference to Exhibit 99.1 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.
10.8	Registration Rights Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 99.2 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.
10.9	Common Share Delivery Arrangement Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 99.3 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.
10.10	Description of terms of offer letter between United States Cellular Corporation and John E. Rooney dated March 28, 2000, is hereby incorporated by reference to Exhibit 10 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.11	Supplemental Benefit Agreement between United States Cellular Corporation and H. Donald Nelson is hereby incorporated by reference to an exhibit to United States Cellular Corporation's Registration Statement on Form S-1 (Registration No. 33-16975).
10.12	Retirement agreement for H. Donald Nelson is hereby incorporated by reference to Exhibit 10 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.13	Deferred Compensation Agreement for H. Donald Nelson dated July 15, 1996, is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
10.14	Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.
10.15	Summary of 2000 Bonus Program for the Executive Vice Presidents of United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.11 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.
10.16	United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 33-57255).
10.17	United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-19405).
10.18	United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-23861).

10.19	United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-57063).
10.20	Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to Exhibit 99.2 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-57063).
10.21	TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-23947).
10.22	Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
10.23	Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS Telecommunications Corporation and James Barr III is hereby incorporated by reference to Exhibit 10.16 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
11	Statement regarding computation of earnings per share (included in Footnote 5 to financial statements in Exhibit 13).
12	Statements regarding computation of ratios.
13	Incorporated portions of 2000 Annual Report to Security Holders.
21	List of Subsidiaries of TDS.
23	Consent of independent public accountants.

  Telephone and Data Systems, Inc.

  30 North LaSalle Street
  Chicago, Illinois 60602
  312/630-1900

QuickLinks

CROSS REFERENCE SHEET AND TABLE OF CONTENTS
PART I
U.S. Cellular Operations
U.S. CELLULAR'S CELLULAR INTERESTS
TDS Telecom Operations
Investments
Employees
PART II
PART III
PART IV
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT Telephone and Data Systems, Inc. (Parent) Balance Sheets
Assets
SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT Telephone and Data Systems, Inc. (Parent) Balance Sheets
Liabilities and Stockholders' Equity
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SCHEDULE I-CONDENSED FINANCIAL INFORMATION OF REGISTRANT
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
INDEX TO EXHIBITS