Form 10-Q
period 2001-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2001-05-11
CIK 1051512

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              March 31, 2001
                               -------------------------------------------------
                                                 OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
                               --------------------------    -------------------

                        Commission File Number 001-14157


--------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  36-2669023
---------------------------------------        ------------------------------
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

                                   Yes |X|   No
                                      ------   ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at April 30, 2001
 ---------------------------------           -----------------------------------
   Common Shares, $.01 par value                      51,824,141 Shares
Series A Common Shares, $.01 par value                 6,815,245 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        -------------------------------
                         1st QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition            2-14

                Consolidated Statements of Income -
                   Three Months Ended
                   March 31, 2001 and 2000                                    15

                Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2001 and 2000                 16

                Consolidated Balance Sheets -
                   March 31, 2001 and December 31, 2000                    17-18

                Notes to Consolidated Financial Statements                 19-25


Part II.     Other Information                                                26


Signatures                                                                    27

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------

Telephone and Data Systems, Inc. ("TDS" or the "Company") is a diversified telecommunications company, which provides high-quality telecommunications services to 4.0 million wireless telephone and telephone customer units. TDS's business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications. The Company conducts substantially all of its wireless telephone operations through its 82.2%-owned subsidiary, United States Cellular Corporation ("U.S. Cellular") and its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom").

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
--------------------------------------------------------------------------------

Operating Revenues increased 12% ($62.0 million) during the first three months of 2001 primarily as a result of a 18% increase in customer units served. U.S. Cellular's operating revenues increased 12% ($45.6 million) as customer units served increased by 514,000, or 19%, since March 31, 2000, to 3,221,000. TDS Telecom operating revenues increased 11% ($16.4 million) as total access lines increased by 78,300 or 12%, since March 31, 2000 to 730,500.

Operating Expenses rose 14% ($63.1 million) in 2001 reflecting growth in operations. U.S. Cellular's operating expenses increased 14% ($47.8 million) and TDS Telecom's expenses increased 13% ($15.3 million).

Operating Income totaled $90.5 million in 2001 and $91.5 million in 2000. U.S. Cellular's operating income decreased 4% ($2.2 million) to $58.5 million in 2001 from $60.6 million in 2000 and its operating income margin, as a percentage of service revenues, declined to 13.8% in 2001 from 16.0% in 2000. The decrease in U.S. Cellular's operating margin was primarily the result of increased revenues, offset by increased cost of minutes used and general and administrative expenses to retain and serve customers. TDS Telecom's operating income increased 4% ($1.1 million) to $32.0 million in 2001 from $30.9 million in 2000 and its operating margin declined to 19.9% in 2001 from 21.4% in 2000. The decrease in TDS Telecom's operating margin was primarily the result of expanding the competitive local exchange business activities.

Investment and Other Income totaled $14.5 million in 2001 and $19.6 million in 2000.

Gain on Cellular and Other Investments was $17.9 million in 2000 as a result of the sale of a non-strategic minority cellular interest. There were no gains in 2001.

Investment Income, net, increased $5.3 million to $7.0 million in the first three months of 2001. Investment income represents the Company's share of income in unconsolidated entities in which the Company has a minority interest and follows the equity method of accounting. Investment income is net of amortization relating to these minority interests. Investment income in 2000 included equity losses and amortization of $7.0 million from the TSR Wireless paging investment while no equity losses or amortization are included in 2001. The paging investment was written off in 2000.

Interest Expense increased 27% ($6.1 million) in 2001 reflecting primarily additional interest on higher average short-term debt balances.

Income Tax Expense decreased 16% ($5.7 million) in 2001 primarily due to the decline in pretax income. The effective tax rate was 43.9% in 2001 and 44.3% in 2000.

Minority Share of (Income) includes the minority public shareholders' share of U.S. Cellular's net income, the minority shareholders' or partners' share of U.S. Cellular's subsidiaries' net income or loss and other minority interests. The decrease in minority share of income primarily reflects the decrease in U.S. Cellular's net income due to a decrease in gains.

                                                  Three Months Ended
                                                       March 31,
                                            --------------------------------
                                                 2001       2000      Change
                                               -------     ------    -------
                                                 (Dollars in thousands)
Minority Share of (Income)
 U.S. Cellular
    Minority Public Shareholders'              $ (6,018)  $ (8,981)   $ 2,963
    Minority Shareholders' or Partners'          (2,279)    (1,015)    (1,264)
                                                 ------     ------     ------
                                                 (8,297)    (9,996)     1,699
 Other                                              328       (193)       521
                                                 ------     ------     ------
                                               $ (7,969)  $(10,189)   $ 2,220
                                                =======   ========    =======



Income from Continuing Operations totaled $31.2 million, or $.52 per diluted share, in 2001 compared to $35.5 million, or $.57 per diluted share, in 2000. Income, excluding gains and losses, increased to $31.2 million, or $.52 per diluted share in 2001 from $29.2 million, or $.47 per diluted share in 2000. A summary of income from continuing operations and diluted earnings per share from operations and gains is shown below.

                                                      Three Months Ended
                                                           March 31,
                                                  ------------------------------
                                                        2001         2000
                                                  ------------     ---------
                                                 (Dollars in thousands,
                                                  except per share amounts)
Income from Continuing Operations
  Operations                                         $   31,222    $  29,164
  Gains                                                     --         6,361
                                                     ----------    ---------
                                                     $   31,222       35,525
                                                     ==========    =========

Diluted Earnings Per Share from Continuing
Operations
  Operations                                         $     0.52     $   0.47
  Gains                                                      --         0.10
                                                     ----------     --------
                                                     $     0.52     $   0.57
                                                     ==========     ========


Extraordinary Item - loss on debt extinguishment, net of minority interest is related to U.S. Cellular's repurchase of $8.5 million carrying value of its Liquid Yield Option Notes ("LYONS") for $12.0 million. A loss, net of minority interest, of $3.0 million, or $.05 per diluted share, reflects the difference between the purchase price and the carrying value.

Cumulative Effect of Accounting Change, net of tax and minority interests, of $(3.8) million in 2000, or $(.06) per diluted share, reflects the implementation of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." U.S. Cellular defers recognition of cellular activation and reconnection fees to the accounting period when cellular service is provided to the customer. Under the prior method of accounting, cellular activation fees were recognized at the time the customer signed a cellular contract for service.

Net Income Available to Common totaled $28.1 million, or $.47 per diluted share, in 2001, compared to $31.6 million, or $.51 per diluted share, in 2000.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation ("U.S. Cellular"), an 82.2%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Rapid growth in the customer base is a primary reason for the growth in U.S. Cellular's results of operations. The number of customer units served increased by 514,000, or 19%, since March 31, 2000, to 3,221,000.

                                                    Three Months Ended
                                                          March 31,
                                                --------------------------------
                                                     2001             2000
                                                  --------          ----------
                                                     (Dollars in thousands)

Operating Revenues
  Retail service                                       $ 326,541      $ 281,610
  Inbound roaming                                         64,026         73,251
  Long-distance and other                                 33,392         25,169
                                                          ------         ------
    Service Revenues                                     423,959        380,030
  Equipment Sales                                         15,810         14,127
                                                          ------         ------
                                                         439,769        394,157
                                                         -------        -------
Operating Expenses
  System operations                                       95,584         81,758
  Marketing and selling                                   71,305         69,458
  Cost of equipment sold                                  33,812         34,597
  General and administrative                             109,246         81,687
  Depreciation                                            55,244         51,169
  Amortization                                            16,095         14,839
                                                          ------         ------
                                                         381,286        333,508
                                                         -------        -------

Operating Income                                       $  58,483       $ 60,649
                                                        ========       ========


Operating revenues increased 12% ($45.6 million) in 2001 primarily related to the increase in customer units. Average monthly service revenue per customer decreased 7% ($3.12) to $44.65 in 2001 from $47.77 in 2000. The decline reflects primarily the effect of lower roaming revenue per customer.

Retail service revenues (charges to U.S. Cellular's customers for local system usage and usage of systems other than their local systems) increased 16% ($44.9 million) in 2001 due primarily to the 19% customer growth. Average local minutes of use per retail customer increased 41% to 181 in 2001 from 128 in 2000, while average retail service revenue per minute continued to decline. Competitive pressures and U.S. Cellular's use of incentive programs and rate plans to stimulate overall usage resulted in a lower average revenue per minute of use. Average monthly retail service revenue per customer decreased 3% ($1.01) to $34.39 in 2001 from $35.40 in 2000.

Inbound roaming revenues (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) decreased 13% ($9.2 million) in 2001. The decline in inbound roaming revenue was a result of an increase in roaming minutes of use offset by a decrease in roaming revenue per minute due to the downward trend in negotiated rates. The increase in minutes of use was affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout the remainder of 2001 as the effect of these pricing programs become present in both periods of comparison. Additionally, as new wireless operators begin service in U.S. Cellular's markets, roaming partners could switch their business to these new operators, further slowing the growth in inbound roaming minutes of use. It is also anticipated that average inbound roaming revenue per minute of use will continue to decline. Average monthly inbound roaming revenue per U.S. Cellular customer decreased 27% ($2.47) to $6.74 in 2001 compared to $9.21 in 2000. The decrease is attributable to a decrease in inbound roaming revenue compared to an increase in the U.S. Cellular customer base.

Long-distance and other revenue increased 33% ($8.2 million) for the first three months of 2001 as the volume of long-distance calls billed by U.S. Cellular increased. Average monthly long-distance and other revenue per customer increased 11% ($.36) to $3.52 in 2001 compared to $3.16 in 2000.

Operating expenses increased 14% ($47.8 million) in 2001. The increase is primarily related to costs incurred to serve the customer base and general and administrative expense.

System operations expenses (costs to provide service) increased 17% ($13.8 million) and consumed 22.5% of service revenues in 2001 and 21.5% in 2000. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. This increase was due to an increase in the cost of maintaining the network ($5.9 million), an increase in the cost of minutes used on the systems ($4.3 million) and an increase in the costs associated with customer roaming on other companies systems ($3.3 million). Management expects system operations to increase over the next few years, driven by increases in the number of cell sites and increases in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 2,597 in 2001 from 2,331 in 2000.

General and administrative expenses increased 34% ($27.6 million) and consumed 25.8% of service revenues in 2001 and 21.5% in 2000. The overall increase in administrative expenses reflects the growing customer base and other expenses incurred related to the growth in U.S. Cellular's business. U.S. Cellular incurred additional costs in 2001 related to its customer care centers, which centralize certain customer service functions, and incurred additional costs to retain customers and to provide dual-mode phone units to customers who migrated from analog to digital rate plans.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. Marketing and selling expenses increased 3% ($1.8 million) in 2001 while cost of equipment sold declined 2% ($785,000). These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Equipment sales revenue increased 12% ($1.7 million) in 2001. Cost per gross customer addition decreased to $308 in 2001 from $338 in 2000. Gross customer activations increased to 290,000 in 2001 from 266,000 in 2000. The increase in marketing and selling expenses was primarily driven by an increase in gross activations. The decrease in cost of equipment sold results from the lower average cost of units sold offset by an increase in units sold, especially dual-mode units. As of March 31, 2001, 54% of U.S. Cellular's customers were on digital rate plans compared to 29% as of March 31, 2000.

Depreciation expense increased 8% ($4.1 million) in 2001 primarily due to the 17% increase in average fixed assets since March 31, 2000.

Operating income declined 4% ($2.2 million) to $58.5 million in 2001. Operating margin, as a percent of service revenue, decreased to 13.8% in 2001 compared to 16.0% in 2000. The reduction in operating income and operating income margin result from increased revenues, offset by increased costs of minutes used on U.S. Cellular systems and increased general and administrative expense.

Management expects service revenues to continue to grow during the remainder of 2001. However, management anticipates that average monthly revenue per customer will decrease as retail service and inbound roaming revenue per minute of use decline and as U.S. Cellular further penetrates the consumer market. Management continues to believe seasonal trends exist in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide personal communications services ("PCS") have initiated service in certain of U.S. Cellular's markets over the past several years. U.S. Cellular expects PCS operators to continue deployment of PCS throughout all of its market clusters throughout 2001. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine how this additional competition is affecting U.S. Cellular's results. Management anticipates that customer growth will be slower in the future, primarily as a result of the increase in the number of competitors in U.S. Cellular's markets.

TDS TELECOM OPERATIONS

TDS operates  its wireline  telephone  business  through TDS  Telecommunications
Corporation ("TDS Telecom"), a wholly-owned subsidiary. Total access lines served by TDS Telecom increased by 78,300, or 12%, since March 31, 2000 to 730,500. TDS Telecom's 105 incumbent local exchange ("ILEC") subsidiaries served 602,300 access lines at March 31, 2001, a 4.5% (26,200 access lines) increase over the 576,100 access lines at March 31, 2000. On an equivalent access line basis, ILEC access lines increased 5.9% (34,700 access lines) to 623,400 access lines at March 31, 2001 from 588,700 access lines at March 31, 2000. Access line equivalents are derived by converting high capacity data lines to the estimated capacity of one switched access line.

TDS Telecom's competitive local exchange ("CLEC") subsidiaries served 128,200 access lines at March 31, 2001, an increase of 52,100 access lines from 76,100 access lines served at March 31, 2000. TDS Telecom plans to expand its CLEC operations into certain mid-sized cities, which are geographically proximate to existing TDS Telecom markets.

                                                     Three Months Ended
                                                           March 31,
                                                --------------------------------
                                                    2001                  2000
                                                ----------           -----------
                                                     (Dollars in thousands)
Local Telephone Operations
  Operating Revenues
    Local service                                $  43,126            $  40,111
    Network access and long-distance                74,603               69,256
    Miscellaneous                                   16,715               17,004
                                                    ------               ------
                                                 $ 134,444            $ 126,371
                                                 ---------            ---------
  Operating Expenses
    Operating expenses                              64,263               62,035
    Depreciation and Amortization                   32,400               30,760
                                                    ------               ------
                                                    96,663               92,795
                                                    ------               ------

      Local Telephone Operating Income           $  37,781            $  33,576
                                                 ---------            ---------

Competitive Local Exchange Operations
  Operating Revenues                             $  26,617            $  18,214
                                                 ---------            ---------

  Operating Expenses
    Operating expenses                              29,193               18,968
    Depreciation and Amortization                    3,198                1,960
                                                     -----                -----
                                                    32,391               20,928
                                                    ------               ------
      Competitive Local Exchange
        Operating (Loss)                         $  (5,774)           $  (2,714)
                                                 ---------            ---------
Intercompany revenues                                 (461)                (415)
Intercompany expenses                                 (461)                (415)
                                                 ---------            ---------
  Operating Income                               $  32,007            $  30,862
                                                 =========            =========


Operating revenues increased 11% ($16.4 million) in 2001, reflecting primarily customer growth.

Revenues from local telephone operations increased 6% ($8.1 million) in 2001. Average monthly revenue per access line increased 1% ($1.09) to $74.50 in 2001 from $73.41 in 2000. Local service revenues increased 8% ($3.0 million) during 2001. Internal access line growth increased revenues by $1.7 million while the sale of custom calling and advanced features increased revenues by $670,000. Acquisitions increased local service revenue by an additional $650,000. Average monthly local service revenue per access line was $23.90 in 2001 and $23.30 in 2000. Network access and long-distance revenues increased 8% ($5.3 million) during 2001. TDS Telecom began selling long distance service in 2000 which increased revenues by $3.2 million. Revenue generated from access minute growth due to increased network usage increased $1.1 million in 2001. Acquisitions increased network access and long-distance revenues by an additional $930,000.

Compensation from state and national revenue pools for recovery of expenses of providing network access decreased $350,000 compared to 2000. Average monthly network access and long-distance revenue per access line was $41.34 in 2001 and $40.23 in 2000. Miscellaneous revenue decreased 2% ($289,000) during 2001. Average monthly miscellaneous revenue per access line was $9.26 in 2001 and $9.88 in 2000.

Revenue from competitive local exchange operations increased 46% ($8.4 million) in 2001 as access lines served increased to 128,200 at March 31, 2001 from 76,100 at March 31, 2000.

Operating expenses increased 13% ($15.3 million) during 2001. Expenses from local telephone operations increased by 4% ($3.9 million) in 2001. Cash operating expenses increased by 4% ($2.2 million) in 2001 while depreciation and amortization increased 5% ($1.6 million). Local telephone operating expenses are expected to increase due to inflation and the development and introduction of new revenue-producing programs. Competitive local exchange operating expenses increased 55% ($11.5 million) in 2001 due primarily to the costs incurred to grow and serve the customer base and expand competitive local exchange operations.

Operating income increased 4% ($1.1 million) to $32.0 million in 2001 reflecting improved local telephone operations operating results offset by operating losses incurred from the expansion of competitive local exchange operations. Operating income from local telephone operations increased 13% ($4.2 million) to $37.8 million. Operating loss from competitive local exchange operations increased $3.1 million to $5.8 million.

Operating income from local telephone operations should remain fairly stable or increase slightly with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings. Operating loss from competitive local exchange operations is expected to increase somewhat throughout 2001 due to costs associated with continued expansion into new markets.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows From Continuing Operating Activities. The Company generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $163.8 million in the first three months of 2001 compared to $161.6 million in 2000.

Income from continuing operations excluding all noncash items increased 7% ($10.7 million) to $157.6 million in the first three months of 2001. Changes in working capital and other assets and liabilities from operations provided $6.2 million in 2001 and $14.7 million in 2000 reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.
                                                          Three Months Ended
                                                               March 31,
                                                      ------------------------
                                                        2001            2000
                                                        ----            ----
                                                        (Dollars in thousands)
Income from continuing operations                    $  31,222        $  35,525
Noncash items included in Income
  from continuing operations                           126,384          111,364
                                                       -------          -------

Income from continuing operations
  excluding all noncash items                          157,606          146,889

Changes in working capital and other
  assets and liabilities from operations                 6,235           14,669
                                                         -----           ------
                                                     $ 163,841        $ 161,558
                                                     -----------      ---------
                                                     -----------      ---------

Cash  Flows  From  Continuing  Investing   Activities.   TDS  makes  substantial
investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $213.6 million in the first three months of 2001 compared to $48.5 million in 2000. Capital expenditures required $151.3 million in 2001 and $75.9 million in 2000. Acquisitions, net of cash acquired, required $56.2 million in 2001. U.S. Cellular acquired a majority interest in one cellular market. The sale of a non-strategic cellular interest provided $22.5 million in 2000, reducing total cash flows required for investing activities.

The primary purpose of TDS's construction and expansion strategy is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments. U.S. Cellular capital expenditures totaled $120.4 million in 2001 and $59.8 million in 2000 representing the construction of cell sites, the development of office systems and the change out of analog radio equipment for digital radio equipment. TDS Telecom capital expenditures for its local telephone operations totaled $12.8 million in 2001 and $13.0 million in 2000 to accommodate growth in existing ILEC markets. Capital expenditures for competitive local exchange operations totaled $18.1 million in 2001 and $3.1 million in 2000 for expansion of new and existing CLEC markets.

Cash Flows From Continuing Financing Activities. Cash flows from financing activities required $10.3 million in the first three months of 2001 and $111.9 million in 2000. During the first three months of 2001 and 2000, TDS repurchased 110,000 shares and 545,500 shares, respectively, for an aggregate price of $10.3 million and $58.0 million, respectively. Cash required for the repurchase of common shares totaled $13.5 million in 2001 and $59.6 million in 2000. The difference between the purchase price and cash paid is due to the timing of settlements on trades.
                                       10

During the first three months of 2001, U.S. Cellular paid $11.0 million to settle repurchases of U.S. Cellular Common Shares made in late December 2000. During the first three months of 2000, U.S. Cellular repurchased 817,300 common shares for an aggregate price of $56.7 million. Cash required for the repurchase of common shares in 2000 totaled $51.5 million. In 2001, U.S. Cellular retired LYONs securities with a carrying value of $15.8 million for cash totaling $10.8 million and 162,000 U.S. Cellular Common Shares. An additional $1.2 million will be paid in April to settle retirements that occur at the end of March, 2001.

Notes Payable balances increased by $36.5 million in 2001 and $7.7 million in 2000. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $8.1 million in 2001 and $7.8 million in 2000.

Cash Flows From Discontinued Operations. Cash outflows from discontinued operations totaled $68.3 million in 2000 reflecting primarily amounts borrowed from TDS to fund the operating activities of Aerial Communications, Inc.

LIQUIDITY

TDS and its subsidiaries had cash and temporary investments totaling $42.7 million at March 31, 2001. TDS also had $587 million of bank lines of credit for general corporate purposes at March 31, 2001. Unused amounts of such lines totaled $106.5 million. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate. TDS is currently discussing, with its banks, options for increasing its short-term financing facilities to accommodate various acquisitions related expenditures, as outlined below. Management is confident that adequate arrangements will be made to finance any near-term capital requirements.

U.S. Cellular's capital additions budget for 2001 totals approximately $425 - $450 million, primarily to add cell sites to expand and enhance coverage, including adding digital service capabilities to its systems. At March 31, 2001, the remaining amount of capital spending approximated $305 - $330 million. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash. U.S. Cellular's operating cash flow totaled $561.2 million for the twelve months ended March 31, 2001, up 10% ($52.7 million) from 2000. In addition, U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at March 31, 2001, $445 million of which was unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 19.5 basis points.

TDS Telecom's capital additions budget for 2001 approximates $200 million. The local telephone companies are expected to spend approximately $100 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $100 million to expand current markets and enter new markets. At March 31, 2001, the remaining amount of capital spending approximated $87 million for local telephone companies and $82 million for the competitive local exchange companies. TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs. TDS Telecom's operating cash flow totaled $265.2 million for the twelve months ended March 31, 2001, up 9% ($21.2 million) from 2000. In addition, TDS Telecom local telephone subsidiaries had $105.6 million in unadvanced loan funds from federal government programs to finance the telephone construction activities as of March 31, 2001.

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

TDS and U.S. Cellular continually review attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business. TDS, with U.S. Cellular and TDS Telecom, continues to assess the makeup of cellular and telephone holdings in order to maximize the benefits derived from clustering. At March 31, 2001, TDS had an agreement to acquire Chorus Communications Group, Ltd., for $195 million cash and the assumption of debt. In April 2001, U.S. Cellular entered into agreements to acquire certain 10 megahertz D and E block PCS licenses covering 4.9 million population equivalents in the Midwest for $78 million in cash. These transactions are expected to be completed during 2001.

On November 1, 2000 the United States Bankruptcy Court for the Western District of Wisconsin confirmed a plan of financial reorganization for Airadigm Communications, Inc., a Wisconsin based wireless services provider. Under the terms of the plan of reorganization, TDS and an unrelated entity, have committed to provide funding to meet certain obligations of Airadigm. Airadigm continues to operate as an independent company providing wireless services. Pursuant to the plan of reorganization, under certain circumstances and subject to the FCC's rules and regulations, TDS and the unrelated entity, or their respective designees, may each acquire certain personal communications services licenses for areas of Wisconsin and Iowa as well as other Airadigm assets. As of March 31, 2001, TDS had provided funding of $46.4 million to Airadigm. Under the plan of reorganization, TDS's portion of the funding could possibly aggregate up to an additional $145 million.

U.S. Cellular is a limited partner in Black Crow Wireless L.P., which was a successful bidder for 17 licenses in 13 markets for $283.9 million. As a result of its 85% economic interest in Black Crow, U.S. Cellular, as of March 31, 2001, has contributed $9.7 in capital and loaned $45.5 million to Black Crow, and loaned $563,000 to the general partner of Black Crow. The exact nature of U.S. Cellular's financial commitment going forward will be developed as Black Crow develops its long-term business and financing plans. U.S. Cellular is committed to contributing capital along the lines of its partnership interest, and has committed to loan the general partner up to $20 million. U.S. Cellular has no other loan commitments but it is possible that U.S. Cellular will provide guarantees or the other financial undertakings to support Black Crow's efforts at raising debt financing.

Thirteen of the 17 licenses for which Black Crow was the successful bidder were auctioned by the FCC subject to the final outcome of certain judicial proceedings initiated by parties claiming to have continuing interests in such licenses. These 13 licenses, along with various other licenses were originally awarded by the FCC in a prior auction. The licenses were subsequently cancelled and reauctioned by the FCC after the winning bidders of the prior auctions were unable to make their required payments to the FCC on a timely basis. The winning bidders in the prior auctions are contesting the FCC's decision to revoke and reauction the licenses. In the event the parties are successful in their challenge against the FCC, the winning bidders in the January 2001 auctions, including Black Crow, may be required to surrender these licenses. In such event, Black Crow would receive a refund of payments made to the FCC for such licenses and only acquire four licenses in three markets for a total cost of $3.8 million, which would significantly reduce U.S. Cellular's current and potential future financial commitments.

At March 31, 2001, TDS owned 35.8 million common shares of VoiceStream Wireless Corporation. On July 24, 2000, Deutsche Telekom AG announced a proposed merger of VoiceStream with Deutsche Telekom. The proposed merger calls for the exchange of 3.2 shares of Deutsche Telekom and $30 for each share of VoiceStream owned (subject to certain adjustments and proration). The merger has been approved by VoiceStream stockholders and all required regulatory approvals have been received. Upon completion of the merger, TDS expects to receive approximately 125-130 million Deutsche Telekom shares and $400 - $500 million in cash, after taxes. These amounts are subject to change due to changes in the Deutsche Telekom share price and the euro to U.S. dollar exchange rate. The merger is anticipated to close in the second quarter of 2001.

TDS holds various investments in publicly traded companies valued at $3.7 billion as of March 31, 2001. These assets are held for investment purposes and are classified for financial reporting purposes as available-for-sale securities. TDS may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in the securities.

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

MARKET RISK

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of the Company's debt is in the form of long-term fixed-rate notes, debentures and trust securities with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. TDS has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to TDS's outstanding debt and trust securities instruments since December 31, 2000.

TDS owns a portfolio of marketable equity securities. The market value of these investments, principally VoiceStream Wireless Corporation common shares and Vodafone AirTouch plc American Depository Receipts amounted to $3.73 billion at March 31, 2001. A hypothetical 10% decrease in the share prices of these investments would result in a $373.4 million decline in the market value of the investments.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:
 * general economic and business conditions, both nationally and in the regions in which TDS operates,
 * changes in competition in the markets in which TDS operates,
 * advances in telecommunications technology,
 * changes in telecommunications regulatory environment,
 * pending and future litigation,
 * acquisitions/divestitures of properties and or licenses,
 * changes in growth in wireless customers, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets, and
 * changes in growth of ILEC and CLEC customers, churn rates and mix of products and services offered in ILEC and CLEC markets.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.



                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                    Unaudited
                                    ---------                                    Three Months Ended
                                                                                      March 31,
                                                                        ---------------------------------------
                                                                             2001                    2000
                                                                        ---------------         ---------------
                                                                          (Dollars in thousands, except per
                                                                                    share amounts)
OPERATING REVENUES
  U.S. Cellular                                                         $      439,769           $     394,157
  TDS Telecom                                                                  160,600                 144,170
                                                                               -------                 -------
                                                                               600,369                 538,327
OPERATING EXPENSES
  U.S. Cellular                                                                381,286                 333,508
  TDS Telecom                                                                  128,593                 113,308
                                                                               -------                 -------
                                                                               509,879                 446,816
                                                                               -------                 -------

OPERATING INCOME                                                                90,490                  91,511
                                                                                ------                  ------
INVESTMENT AND OTHER INCOME
  Interest and dividend income                                                   5,522                   2,470
  Investment income, net of amortization                                         6,965                   1,659
  Gain on cellular and other investments                                            --                  17,851
  Other income (expense), net                                                    1,988                  (2,411)
                                                                                 -----                  ------
                                                                                14,475                  19,569
                                                                                ------                  ------

INCOME BEFORE INTEREST AND INCOME TAXES                                        104,965                 111,080
Interest expense                                                                28,957                  22,829
Minority interest in income of subsidiary trust                                  6,203                   6,203
                                                                                 -----                   -----
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY INTEREST                                     69,805                  82,048
Income tax expense                                                              30,614                  36,334
                                                                                ------                  ------
INCOME FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST                                                             39,191                  45,714
Minority Share of (Income)                                                      (7,969)                (10,189)
                                                                                ------                 -------
INCOME FROM CONTINUING OPERATIONS                                               31,222                  35,525
  Extraordinary Item - loss on extinguishment of debt, net of
  minority interest                                                             (2,988)                     --
  Cumulative effect of Accounting Change net of tax and minority
  interest                                                                          --                  (3,841)
                                                                                ------                  ------
NET INCOME                                                                      28,234                  31,684

Preferred Dividend Requirement                                                    (118)                   (134)
                                                                          ------------           -------------
NET INCOME AVAILABLE TO COMMON                                            $     28,116           $      31,550
                                                                          ============           =============

BASIC WEIGHTED AVERAGE COMMON SHARES (000s)                                     58,718                  61,078

BASIC EARNINGS PER SHARE (Note 8)
  Income from continuing operations                                     $         0.53           $        0.58
  Extraordinary Item - loss on extinguishment of debt, net of tax                (0.05)                     --
  Cumulative effect of Accounting Change                                            --                   (0.06)
                                                                         --------------          --------------
  Net income available to common                                        $         0.48           $        0.52
                                                                         ==============          ==============

DILUTED EARNINGS PER SHARE (Note 8)
  Income from continuing operations                                      $         0.52          $        0.57
  Extraordinary Item - loss on extinguishment of debt, net of tax                 (0.05)                    --
  Cumulative effect of Accounting Change                                 $           --                  (0.06)
                                                                         --------------          --------------
  Net income available to common                                         $         0.47          $        0.51
                                                                         ==============          ==============
DIVIDENDS PER SHARE                                                      $          .135         $         .125
                                                                         ==============          ==============

     The accompanying notes to financial statements are an integral part of these statements.


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                                                        Three Months Ended
                                                                                            March 31,
                                                                             -----------------------------------------
                                                                                  2001                     2000
                                                                             ----------------         ----------------
                                                                                       (Dollars in thousands)
  CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Income from continuing operations                                        $      31,222            $       35,525
    Add (Deduct) adjustments to reconcile income from continuing operations to net cash provided by operating activities
        Depreciation and amortization                                              106,937                    98,729
        Deferred taxes                                                              12,585                    11,966
        Investment income                                                           (7,679)                   (4,958)
        Minority share of income                                                     7,969                    10,189
        (Gain) on cellular and other investments                                        --                   (17,851)
        Noncash interest expense                                                     2,843                     4,581
        Other noncash expense                                                        3,729                     8,708
      Changes in assets and liabilities from operations
        Change in accounts receivable                                               34,522                    44,680
        Change in materials and supplies                                            10,693                       418
        Change in accounts payable                                                 (36,441)                  (25,636)
        Change in accrued interest                                                 (12,511)                  (13,347)
        Change in accrued taxes                                                     13,963                    17,398
        Change in other assets and liabilities                                      (3,991)                   (8,844)
                                                                                    ------                    ------
                                                                                   163,841                   161,558
                                                                                   -------                   -------

  CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
    Capital expenditures                                                          (151,345)                  (75,908)
    Acquisitions, net of cash acquired                                             (56,180)                       --
    Investments in and advances to investment
      entities and license costs                                                    (1,761)                     (730)
    Distributions from investments                                                   3,620                     5,827
    Proceeds from investment sales                                                      --                    22,500
    Other investing activities                                                      (7,896)                     (194)
                                                                                    ------                      ----
                                                                                  (213,562)                  (48,505)
                                                                                  --------                   -------

  CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
    Issuance of long-term debt                                                         360                       837
    Repayments of long-term debt                                                    (3,915)                   (3,773)
    Change in notes payable                                                         36,500                     7,700
    Dividends paid                                                                  (8,053)                   (7,835)
    Repurchase of TDS Common Shares                                                (13,461)                  (59,571)
    Repurchase of U.S. Cellular Common Shares                                      (10,992)                  (51,522)
    Repurchase and conversion of LYONs                                             (10,778)                       --
    Other financing activities                                                          55                     2,223
                                                                                   -------                  --------
                                                                                   (10,284)                 (111,941)
                                                                                   -------                  --------

  CASH FLOWS FROM DISCONTINUED OPERATIONS                                               --                   (68,284)
                                                                                   -------                   -------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                        (60,005)                  (67,172)
  CASH AND CASH EQUIVALENTS -
    Beginning of period                                                             99,019                   111,010
                                                                             -------------            --------------
    End of period                                                            $      39,014            $       43,838
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


                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                                      (Unaudited)                 December 31,
                                                                     March 31, 2001                   2000
                                                                   -------------------          -----------------
                                                                              (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                          $         39,014              $      99,019
  Temporary investments                                                         3,640                      3,616
  Accounts receivable from customers and others                               311,825                    337,485
  Notes Receivable                                                             46,292                        817
  Materials and supplies, at average cost                                      52,016                     61,450
  Other current assets                                                         25,700                     24,713
                                                                               ------                     ------
                                                                              478,487                    527,100
                                                                              -------                    -------
INVESTMENTS
  Marketable equity securities                                              3,733,547                  4,121,904
  Intangible Assets
    Cellular license acquisitions costs, net                                1,248,974                  1,167,776
    Franchise costs and other costs, net                                      202,031                    203,532
  Investments in unconsolidated entities                                      191,007                    233,710
  Notes Receivable                                                             91,624                    128,707
  Other investments                                                            13,450                     13,588
                                                                               ------                     ------
                                                                            5,480,633                  5,869,217
                                                                            ---------                  ---------
PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                                             1,337,016                  1,265,347
  TDS Telecom                                                                 916,192                    920,678
                                                                              -------                    -------
                                                                            2,253,208                  2,186,025
                                                                            ---------                  ---------

OTHER ASSETS AND DEFERRED CHARGES                                              55,618                     52,267
                                                                               ------                     ------

    TOTAL ASSETS                                                     $      8,267,946              $   8,634,609
                                                                     ================              =============


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
                      ------------------------------------

                                                                         (Unaudited)            December 31, 2000
                                                                       March 31, 2001
                                                                     --------------------       -------------------
                                                                                (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                                      $       15,643              $      15,639
  Notes payable                                                                 535,500                    499,000
  Accounts payable                                                              235,935                    275,901
  Advance billings and customer deposits                                         70,236                     61,958
  Accrued interest                                                               12,401                     24,912
  Accrued taxes                                                                  31,744                     17,904
  Accrued compensation                                                           41,023                     52,314
  Other current liabilities                                                      38,559                     36,783
                                                                                 ------                     ------
                                                                                981,041                    984,411
                                                                                -------                    -------

DEFERRED LIABILITIES AND CREDITS                                              1,659,967                  1,802,207
                                                                              ---------                  ---------

LONG-TERM DEBT, excluding current portion                                     1,156,254                  1,172,987
                                                                              ---------                  ---------

MINORITY INTEREST in subsidiaries                                               438,195                    431,110
                                                                                -------                    -------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)                            300,000                    300,000
                                                                                -------                    -------

PREFERRED SHARES                                                                  7,692                      7,827
                                                                                  -----                      -----
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                                           556                        555
  Series A Common Shares, par value $.01 per share                                   68                         69
  Capital in excess of par value                                              1,820,041                  1,816,619
  Treasury Shares, at cost
    (3,780,000 shares and 3,716,000 shares, respectively)                      (392,016)                  (383,501)
  Accumulated other comprehensive income (loss)                                (404,702)                  (178,344)
  Retained earnings                                                           2,700,850                  2,680,669
                                                                              ---------                  ---------
                                                                              3,724,797                  3,936,067
                                                                              ---------                  ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    8,267,946              $   8,634,609
                                                                         ==============              =============

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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated
      financial   statements  be  read  in  conjunction  with  the  consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

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

      Summarized   income   statement   information   relating  to  discontinued
      operations, excluding any corporate charges and intercompany interest expense, is as follows:

                                                         Three Months Ended
                                                           March 31, 2000
                                                        ------------------------
                                                        (Dollars in thousands)

      Revenues                                             $    67,529
      Expenses                                                 121,472
                                                               -------
      Operating (Loss)                                         (53,943)
      Other income                                               5,255
      Interest expense                                          (6,330)
                                                                ------
     Loss Before Income Taxes and
        Minority Interest                                      (55,018)
      Income tax benefit                                        18,251
                                                                ------
      Loss before Minority Interest                            (36,767)
      Minority share of loss                                    11,655
                                                                ------
      Loss from Discontinued Operations                        (25,112)
      Losses deferred after measurement date                    25,112
                                                           -----------
      Net Loss From Discontinued Operations                $        --
                                                           ===========


      Summarized cash flow statement information relating to discontinued operations is as follows:

                                                         Three Months Ended
                                                           March 31, 2000
                                                        ------------------------
                                                         (Dollars in thousands)

      Cash flows from operating activities                 $    (35,138)
      Cash flows from financing activities                       (4,444)
      Cash flows from investing activities                      (13,128)
                                                                -------
      Cash provided (used) by discontinued operations           (52,710)
      (Increase) decrease in cash included in net
        Assets of discontinued operations                       (15,574)
                                                                -------
      Cash flows from discontinued operations              $    (68,284)
                                                           ============

3.    Marketable Equity Securities

      Marketable equity securities include the Company's investments in equity securities, primarily VoiceStream common shares and Vodafone AirTouch plc American Depository Receipts. These securities are classified as available-for-sale and stated at fair market value.

      Information regarding the Company's marketable equity securities is summarized below.

                                                    March 31,       December 31,
                                                      2001                2000
                                               --------------      -------------
                                                      (Dollars in thousands)
Available-for-sale Equity Securities
  Aggregate Fair Value                         $     3,733,547    $   4,121,904
  Adjusted Basis                                     4,417,328        4,417,328
                                                     ---------        ---------
  Gross Unrealized Holding Losses                     (683,781)        (295,424)
  Tax Effect                                           266,621          114,213
                                                       -------          -------
  Unrealized Holding Losses, net of tax               (417,160)        (181,211)
  Minority Share of Unrealized Holding Losses          (12,458)          (2,867)
                                                       -------           ------
  Net Unrealized Holding Losses                $      (404,702)   $    (178,344)
                                               ===============    =============

4.    Common Stockholders' Equity

      The TDS Board of Directors authorized the repurchase of up to 2.0 million TDS Common Shares in February 2000 and an additional 2.0 million shares in August 2000. As of March 31, 2001, TDS has repurchased 2,775,700 common shares under this program, of which 110,000 were repurchased in the first three months of 2001.

5.    Gain on Cellular and Other Investments

      TDS recognized gains of $17.9 million in 2000 due to the sale of a minority cellular interest.

6.    Other Comprehensive Income (Loss)

      The Company's Comprehensive Income (Loss) includes Net Income and Unrealized Gains (Losses) from Marketable Equity Securities that are classified as "available-for-sale". The following table summarizes the Company's Comprehensive Income (Loss).

                                                        Three Months Ended
                                                           March 31,
                                                     ---------------------------
                                                       2001              2000
                                                     ---------       -----------
                                                       (Dollars in thousands)
Accumulated Other Comprehensive Income (Loss)
  Balance, beginning of period                     $   (178,344)   $    179,071
                                                   ------------    ------------
  Add:
    Net unrealized gains (losses) on securities        (388,358)         50,564
    Income tax effect                                   152,409         (19,834)
                                                        -------         -------
                                                       (235,949)         30,730
    Minority share of unrealized (gains) losses           9,591          (5,841)
                                                          -----          ------

  Net unrealized gains (losses)                        (226,358)         24,889
                                                       --------          ------
    Balance, end of period                         $   (404,702)   $    203,960
                                                   ============    ============

                                                         Three Months Ended
                                                             March 31,
                                                      --------------------------
                                                         2001         2000
                                                      ---------     --------
                                                       (Dollars in thousands)

Comprehensive Income (Loss)
  Net Income                                          $    28,234     $  31,684
  Net change in unrealized gains (losses) on securities  (226,358)       24,889
                                                         --------        ------
                                                      $  (198,124)    $  56,573
                                                      ===========     =========

7.    Extraordinary Item - Loss on Extinguishment of Debt

      U.S. Cellular repurchased Liquid Yield Option Notes (LYONs) with a carrying value of $15.8 million for $12.0 million in cash and 162,000 U.S. Cellular Common Shares in the first three months of 2001. A loss, net of minority interest, of $3.0 million, or $.05 per diluted share in the first quarter was recorded to account for the difference between the purchase price and the carrying value of the LYONs repurchases for cash.

8.    Earnings Per Share

      The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

Basic Earnings Per Share                                                               Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                    2001                  2000
                                                                                ----------------    --------------
                                                                                     (Dollars in thousands,
                                                                                    except per share amounts)
Income from Continuing Operations                                                  $    31,222       $       35,525
Less:  Preferred Dividends                                                                 118                  134
                                                                                   -----------       --------------
Income Available to Common Used in Basic Earnings Per Share                             31,104               35,391

Extraordinary Item - loss on extinguishment of debt                                     (2,988)                  --
Cumulative Effect of Accounting Change                                                      --               (3,841)

Net Income Available to Common used in
  Basic Earnings Per Share                                                         $    28,116       $       31,550
                                                                                   ===========       ==============

Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                                                      58,718               61,078
                                                                                        ======               ======
Basic Earnings Per Common Share
  From Continuing Operations                                                       $      0.53       $         0.58
  Extraordinary Item - loss on extinguishment of debt                                    (0.05)                  --
  Cumulative Effect of Accounting Change                                                    --                (0.06)
                                                                                   -----------       --------------
                                                                                   $      0.48       $         0.52
                                                                                   ===========       ==============


                                                                                      Three Months Ended
Diluted Earnings Per Share:                                                               March 31,
                                                                             -----------------------------------
                                                                                 2001                    2000
                                                                             ----------            -------------
                                                                                   (Dollars in thousands,
                                                                                  except per share amounts)
Income Available to Common Used in Basic
  Earnings Per Share                                                         $      31,104           $       35,391

Reduction in Preferred Dividends if Preferred
  Shares Converted into Common Shares                                                   58                       78
Minority Income Adjustment                                                            (151)                    (206)
                                                                                   --------                 -------
Income Available to Common Used in Diluted Earnings Per   Share
                                                                                    31,011                   35,263

Extraordinary Item - loss on extinguishment of debt                                 (2,988)                      --
  Cumulative Effect of Accounting Change                                                --                   (3,841)
Net Income Available to Common Used                                          -------------           --------------
  in Diluted Earnings Per Share                                              $      28,023           $       31,422
                                                                             =============           ==============

Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                                                  58,718                   61,078

Effect of Dilutive Securities
  Common Shares Outstanding if Preferred
    Shares Converted                                                                   174                      216
  Stock Options                                                                        370                      530
  Common Shares Issuable                                                                --                       13
Weighted Average Number of Common Shares                                     -------------           --------------
  Used in Diluted Earnings Per Share                                                59,262                   61,837
                                                                             =============           ==============
Diluted Earnings Per Common Share
  From Continuing Operations                                                 $        0.52           $         0.57
  Extraordinary Item - loss on extinguishment of debt                                (0.05)                      --
  Cumulative Effect of Accounting Change                                               --                     (0.06)
                                                                             -------------           --------------
                                                                             $        0.47           $         0.51
                                                                             =============           ==============

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

      TDS acquired a cellular market during the first three months of 2001. In conjunction with this acquisition, the following assets were acquired.

                                                          Three Months Ended
                                                                March 31,
                                                                  2001
                                                          ------------------
                                                         (Dollars in thousands)
     Cellular licenses                                     $     55,055
     Property, plant and equipment                                1,125
                                                           ------------
     Decrease in cash due to acquisitions                  $     56,180
                                                           ============

The following table summarizes interest and income taxes paid.

                                                          Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2001         2000
                                                         ------     ----------
                                                         (Dollars in thousands)
     Interest Paid
       Continuing Operations                            $  38,447     $ 31,418
       Discontinued Operations                                 --        1,448
     Income Taxes Paid (net of income tax refund
       received of $15,000 in 2000)                     $   7,707     $ (6,233)

10.   Business Segment Information

      Financial data for the Company's business segments for each of the three month periods ended or at March 31, 2001 and 2000 are as follows:

Three Months Ended                                                                          Discontinued
or at March 31, 2001                  U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
--------------------                  -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   439,769         $   160,600     $       --       $        --       $   600,369
Operating cash flow                         129,822              67,605             --                --           197,427
Depreciation and
  Amortization expense                       71,339              35,598             --                --           106,937
Operating income                             58,483              32,007             --                --            90,490
Marketable Equity Securities                288,616              83,262      3,361,669                --         3,733,547
Total Assets                              3,355,192           1,440,013      3,472,741                --         8,267,946
Capital Expenditures                    $   120,410         $    30,935     $       --       $        --       $   151,345

Three Months Ended                                                                          Discontinued
or at March 31, 2000                  U.S. Cellular      TDS Telecom      All Other (1)      Operations         Total
--------------------                  -------------      -----------      -------------      ----------         -----
      (Dollars in thousands)
Operating revenues                      $   394,157         $   144,170     $       --       $        --       $   538,327
Operating cash flow                         126,657              63,582             --                --           190,239
Depreciation and
  Amortization expense                       66,008              32,720             --                --            98,728
Operating income                             60,649              30,862             --                --            91,511
Marketable Equity Securities                597,266             174,171        122,407                --           893,844
Total Assets                              3,325,817           1,441,235        276,109           309,940         5,353,101
Capital Expenditures                    $    59,831         $    16,077     $       --       $        --       $    75,908

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

Item 5.  Other Information.
---------------------------

On May 3, 2001, U.S. Cellular announced that it had entered into a definitive agreement with McLeodUSA Incorporated of Cedar Rapids, Iowa to acquire certain 10 megahertz D and E block PCS licenses covering 4.7 million population equivalents in Iowa, Illinois and Nebraska. A copy of the news release is attached as Exhibit 99.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

      (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 8 to the financial statements.

      (b)    Exhibit 12 - Statement regarding computation of ratios.

      (c) Exhibit 99 - U.S. Cellular news release announcing the purchase of PCS Licenses from McLeodUSA Incorporated.

      (d)    Reports on Form 8-K filed during the quarter ended March 31, 2001:

             TDS filed a Current Report on Form 8-K, dated January 25, 2001, reporting fourth quarter results and other financial information. TDS also announced that it was restating consolidated financial statements for 1993 through 1999 and the three quarters ended September 30, 2000.

             TDS filed a Current Report on Form 8-K dated January 26, 2001, for the purpose of filing United States Cellular Corporation's news release announcing that Black Crow Wireless L.P. was the high bidder for 17 licenses in 13 markets in the Federal Communications Commission C and F block broadband PCS spectrum auction that concluded on January 26, 2001.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)





Date   May 11, 2001                            /s/ Sandra L. Helton
     --------------------------                ---------------------------------
                                               Sandra L. Helton,
                                               Executive Vice President
                                               (Chief Financial Officer)



Date   May 11, 2001                            /s/ D. Michael Jack
     --------------------------                ---------------------------------
                                               D. Michael Jack,
                                               Vice President and Controller
                                               (Principal Accounting Officer)




Signature page for the TDS 2001 First Quarter Form 10-Q