Form 10-Q
period 2001-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2001-08-10
CIK 1051512

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                   June 30, 2001
                               -------------------------------------------------
                                       OR

| |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ---------------------      ----------------------

                        Commission File Number 001-14157



--------------------------------------------------------------------------------
                        TELEPHONE AND DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   36-2669023
 -----------------------------------           -------------------------------
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
                                   Yes  X  No
                                      -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                           Outstanding at July 31, 2001
-------------------------------------------        -----------------------------
        Common Shares, $.01 par value                    51,966,786 Shares
   Series A Common Shares, $.01 par value                 6,789,666 Shares

--------------------------------------------------------------------------------

                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                         2nd QUARTER REPORT ON FORM 10-Q
                         -------------------------------

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        -------
Part I.      Financial Information

                Management's Discussion and Analysis of
                   Results of Operations and Financial Condition            2-15

                Consolidated Statements of Income -
                   Three Months and Six Months Ended
                   June 30, 2001 and 2000                                     16

                Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 2001 and 2000                    17

                Consolidated Balance Sheets -
                   June 30, 2001 and December 31, 2000                     18-19

                Notes to Consolidated Financial Statements                 20-27


Part II.     Other Information                                             28-29


Signatures                                                                    30

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                             AND FINANCIAL CONDITION
                             -----------------------

Telephone and Data Systems, Inc. ("TDS" or the "Company") is a diversified telecommunications company, which provides high-quality telecommunications services to over four million wireless telephone and telephone customer units. TDS's business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS's expertise in customer-based telecommunications. The Company conducts substantially all of its wireless telephone operations through its 81.9%-owned subsidiary, United States Cellular Corporation ("U.S. Cellular") and its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom").

RESULTS OF OPERATIONS
---------------------

Six Months Ended 6/30/01 Compared to Six Months Ended 6/30/00
-------------------------------------------------------------

Operating Revenues increased 11% ($118.7 million) during the first six months of 2001 primarily as a result of a 16% increase in customer units served. U.S. Cellular's operating revenues increased 11% ($87.9 million) as customer units served increased by 487,000, or 17%, since June 30, 2000, to 3,294,000. TDS Telecom operating revenues increased 10% ($30.8 million) as total access lines increased by 70,200, or 10%, since June 30, 2000 to 752,400.

Oprating Expenses rose 14% ($123.9 million) in the first six months of 2001 reflecting growth in operations. U.S. Cellular's operating expenses increased 13% ($90.4 million) and TDS Telecom's expenses increased 14% ($33.5 million).

Operating Income decreased 2% to $212.7 million in the first six months of 2001 from $217.9 million in 2000. U.S. Cellular's operating income decreased 2% to $152.1 million in the first six months of 2001 from $154.6 million in 2000 and its operating income margin, as a percentage of service revenues, decreased to 17.2% in 2001 from 19.4% in 2000. TDS Telecom's operating income decreased 4% to $60.6 million in the first six months of 2001 from $63.3 million in 2000 and its operating margin declined to 18.5% in 2001 from 21.3% in 2000. The decrease in TDS Telecom's operating margin was primarily the result of expanded CLEC activities.

Investment and Other Income (Expense) totaled $(614.9) million in 2001 and $(18.1) million in 2000.

Gain (Loss) on Cellular and Other Investments totaled $(644.9) million in the first six months of 2001 and $(32.1) million in the first six months of 2000. TDS realized a pre-tax loss of $644.9 million as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG in May 2001. TDS received 131.5 million Deutsche Telekom AG ordinary shares and $570.0 million in exchange for its 35.8 million VoiceStream common shares. The loss was due to the decline in the market price of VoiceStream common stock between the time that TDS acquired the stock on May 4, 2000 and the closing dated on May 31, 2001. In 2000, TDS reduced its carrying value in TSR Wireless, a paging investment, by $50.0 million and sold a minority cellular interest resulting in a gain of $17.9 million.
                                         2

Investment Income, net, increased $7.9 million to $17.2 million in the first six months of 2001. Investment income represents the Company's share of income in unconsolidated entities in which the Company has a minority interest and follows the equity method of accounting. Investment income is net of amortization relating to these minority interests. Investment income in 2000 is net of equity losses and amortization of $(10.3) million from the TSR Wireless paging investment while no equity losses or amortization are included in 2001.

Interest Expense increased 16% ($7.8 million) in the first six months of 2001. The increase in interest expense is primarily due to increased average short-term debt balances.

Income Tax Expense (Benefit) totaled a benefit of $(183.8) million in 2001, a decrease of $245.1 million from an expense of $61.3 million in 2000 primarily due to the tax benefit recognized as a result of the loss on the VoiceStream/Deutsche Telekom merger. The effective tax rate was 39% in 2001 and 44% in 2000. The effective tax rate, excluding the effects of loss on cellular and other investments was 43% in 2001 and 42% in 2000.

Minority Share of (Income) Loss includes the minority public shareholders' share of U.S. Cellular's net income, the minority shareholders' or partners' share of U.S. Cellular's subsidiaries' net income or loss and other minority interests.

                                                 Six Months Ended
                                                     June 30,
                                               --------------------
                                                 2001        2000       Change
                                               --------    --------    --------
                                                      (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Public Shareholders'              $(16,640)   $(17,930)   $ (1,290)
    Minority Shareholders' or Partners'          (5,149)     (4,310)        839
                                               --------    --------    --------
                                                (21,789)    (22,240)       (451)
  Other                                             581        (253)       (834)
                                               --------    --------    --------
                                               $(21,208)   $(22,493)   $ (1,285)
                                               ========    ========    ========


Income (Loss) From Continuing Operations totaled $(307.2) million, or $(5.24) per diluted share, in the first six months of 2001, compared to $56.2 million, or $.91 per diluted share, in the first six months of 2000. Income, excluding gains and losses, decreased to $78.0 million, $1.32 per diluted share in 2001 from $80.1 million, or $1.30 per diluted share in 2000. Earnings per share increased year-over-year due primarily to a 2.7 million share reduction in weighted average diluted shares outstanding. A summary of income and diluted earnings per share from continuing operations and gains is shown below.

                                                        Six Months Ended
                                                            June 30,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
                                                     (Dollars in thousands,
                                                    except per share amounts)
Income from Continuing Operations
  Operations                                     $     77,988      $     80,121
  Gains (Losses)                                     (385,223)          (23,899)
                                                 ------------      ------------
                                                 $   (307,235)     $     56,222
                                                 ============      ============

Diluted Earnings Per Share from
     Continuing Operations
  Operations                                     $       1.32      $       1.30
  Gains (Losses)                                        (6.56)             (.39)
                                                 ------------      ------------
                                                 $      (5.24)     $       0.91
                                                 ============      ============

Discontinued Operations. On May 4, 2000, Aerial Communications, Inc., TDS's then over 80%-owned PCS company was merged into VoiceStream. The gain on disposal of Aerial totaled $2.13 billion, or $34.66 per diluted share in 2000.

Extraordinary Item - loss on extinguishment of debt, net of tax, is related to U.S. Cellular satisfying $12.3 million carrying value ($28.5 million face value) of converted Liquid Yield Option Notes (LYONs) by paying $17.2 million in cash to the holders in the first six months of 2001. A net loss of $4.2 million, or $(.07) per diluted share, was recorded to account for the difference between the conversion price and the carrying value of the LYONs.

In the first six months of 2000, U.S. Cellular repurchased $10.6 million carrying value ($25.8 million face value) of LYONs for $16.5 million in cash resulting in a net loss of $6.1 million, or $(.10) per diluted share.

Cumulative Effect of Accounting Change, net of tax and minority interest, of $(3.8) million in 2000, or $(.06) per diluted share, reflects the implementation of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". U.S. Cellular defers recognition of cellular activation and reconnection fees to the accounting period when cellular service is provided to the customer. Under the prior method of accounting, cellular activation fees were recognized at the time the customer signed a cellular contract for service.

Net Income (Loss) Available to Common totaled $(311.7) million, or $(5.31) per diluted share, in the first six months of 2001, compared to $2.2 billion, or $35.41 per diluted share, in the first six months of 2000. Net loss in 2001 primarily reflects the loss resulting from the VoiceStream/Deutsche Telekom merger. Net income available to common in 2000 includes significant gains from the disposal of Aerial.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation ("U.S. Cellular"), an 81.9%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. The number of customer units served increased by 487,000, or 17%, since June 30, 2000, to 3,294,000.

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               -----------------------   -----------------------
                                   2001         2000         2001         2000
                               ----------   ----------   ----------   ----------
                                              (Dollars in thousands)

Operating Revenue
  Retail service               $  357,647   $  309,075   $  684,187   $  590,685
  Inbound roaming                  67,328       75,204      131,354      148,455
  Long-distance and other          36,187       34,447       69,580       59,616
                               ----------   ----------   ----------   ----------
    Service Revenue               461,162      418,726      885,121      798,756
  Equipment Sales                  14,127       14,269       29,937       28,396
                               ----------   ----------   ----------   ----------
                                  475,289      432,995      915,058      827,152
                               ----------   ----------   ----------   ----------

Operating Expenses
  System operations               105,852       86,790      201,436      168,548
  Marketing and selling            67,999       70,728      139,304      140,186
  Cost of equipment sold           28,204       30,054       62,016       64,651
  General and administrative      106,600       86,353      215,846      168,040
  Depreciation                     57,673       50,218      112,917      101,387
  Amortization                     15,335       14,907       31,430       29,746
                               ----------   ----------   ----------   ----------
                                  381,663      339,050      762,949      672,558
                               ----------   ----------   ----------   ----------

Operating Income               $   93,626   $   93,945   $  152,109   $  154,594
                               ==========   ==========   ==========   ==========

Operating revenue increased 11% ($87.9 million) in the first six months of 2001 due primarily to the increase in customer units. However, total average monthly service revenue per customer decreased 7% ($3.25) to $46.00 in the first six months of 2001 from $49.25 in 2000. The decline primarily reflects lower roaming revenue per customer.

Retail service revenue (charges to U.S. Cellular's customers for local systems usage and usage of systems other than their local systems) increased 16% ($93.5 million) in the first six months of 2001 due primarily to the 17% customer growth. Average local minutes of use per retail customer increased 40% to 199 in 2001 from 142 in 2000, while average local retail revenue per minute continued to decline in 2001. Competitive pressures and U.S. Cellular's use of pricing and other incentive programs in order to stimulate overall usage resulted in a lower average revenue per minute of use. Average monthly retail service revenue per customer decreased 2% ($.87) to $35.55 in 2001 from $36.42 in 2000.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's cellular systems when roaming) decreased 12% ($17.1 million) in the first six months of 2001. The decline in inbound roaming revenue in 2001 was a result of an increase in roaming minutes of use offset by a decrease in roaming revenue per minute due to the downward trend in negotiated rates. The increase in minutes of use was affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout the remainder of 2001 due to the new pricing programs being present in all periods of comparison. Additionally, as new wireless operators begin service in U.S. Cellular markets, roaming partners could switch their business to these new operators, further slowing the growth in inbound roaming minutes of use. It is also anticipated that average inbound roaming revenue per minute of use will continue to decline. Average monthly inbound roaming revenue per U.S. Cellular customer decreased 25% ($2.32) to $6.83 in 2001 compared to $9.15 in 2000. The decrease is attributable to a decrease in inbound roaming revenue compared to an increase in the U.S. Cellular customer base.

Long-distance and other revenue increased 17% ($10.0 million) in the first six months of 2001 as the volume of long-distance calls billed by U.S. Cellular increased. Average monthly long-distance and other revenue per customer decreased 2% ($.06) to $3.62 in 2001 compared to $3.68 in 2000.

Operating expenses increased 13% ($90.4 million) during the first six months of 2001. The increase is primarily related to costs incurred to expand the customer base, increased general and administrative expense, and increased depreciation.

System operations expenses (costs to provide service) increased 20% ($32.9 million) and represented 23% of service revenues in 2001 and 21% in 2000. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. This increase was due to an increase in the cost of maintaining the network, an increase in the cost of minutes used on the systems and an increase in the costs associated with customer roaming on other companies systems. Management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites and increase in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 2,688 in 2001 from 2,392 in 2000.

General and administrative expenses increased 28% ($47.8 million) and represented 24% of service revenues in 2001 and 21% in 2000. The overall increase in administrative expenses reflects the growing customer base and other expenses incurred related to the growth in U.S. Cellular's business. U.S. Cellular incurred additional costs in 2001 related to its customer care centers, which centralize certain customer service functions, and incurred additional costs to retain customers and provide dual-mode phone units to customers who migrated from analog to digital rate plans.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. Marketing and selling expenses declined 1% ($882,000) in the first six months of 2001 while cost of equipment sold decreased 4% ($2.6 million). These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Equipment sales revenue increased 5% ($1.5 million) in the first six months of 2001. Cost per gross customer addition decreased to $325 in 2001 from $337 in 2000. Gross customer activations increased to 527,000 in 2001 from 524,000 in 2000. The decrease in cost of equipment sold results from the lower average cost of units sold offset by a slight increase in units sold.

Depreciation expense increased 11% ($11.5 million) in 2001 primarily due to the 19% increase in average fixed assets since June 30, 2000. Increased fixed asset balances in 2001 resulted from the addition of new cell sites built to improve coverage and capacity in U.S. Cellular's markets and from upgrades to provide digital service in more service areas.

Operating income decreased 2% ($2.5 million) to $152.1 million in the first six months of 2001. The decrease was primarily driven by increased systems operation and general and administrative costs offset somewhat by increased revenues. Operating margin, as a percent of service revenue, decreased to 17.2% in 2001 compared to 19.4% in 2000.

Management expects service revenues to continue to grow during the remainder of 2001; however, management anticipates that average monthly revenue per customer will decrease in 2001 as local retail and inbound roaming revenue per minute of use decline and as U.S. Cellular further penetrates the consumer market. Management continues to believe seasonal trends exist in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide Personal Communication Services (PCS) have initiated service in certain of U.S. Cellular's markets over the past several years. U.S. Cellular expects PCS operators to continue deployment of PCS throughout all of its market clusters during 2001. U.S. Cellular's
management  continues  to  monitor  other  wireless  communications   providers'
strategies to determine how this additional competition is affecting U.S. Cellular's results. Management anticipates that customer growth will be lower in the future, primarily as a result of the increase in the number of competitors in U.S. Cellular's markets.

TDS TELECOM OPERATIONS

TDS operates  its wireline  telephone  business  through TDS  Telecommunications
Corporation ("TDS Telecom"), a wholly owned subsidiary. Total access lines served by TDS Telecom increased by 70,200, or 10%, since June 30, 2000 to 752,400.

TDS Telecom's incumbent local exchange ("ILEC") subsidiaries served 606,000 access lines at June 30, 2001, a 2% increase over the 594,500 access lines at June 30, 2000. On an equivalent access line basis, the ILEC access lines increased 3% (19,400 access lines) to 627,800 access lines at June 30, 2001, from 608,400 access lines at June 30, 2000. Access line equivalents are derived by converting high capacity data lines to the estimated capacity of one switched access line.

TDS Telecom's competitive local exchange ("CLEC") subsidiaries served 146,400 access lines at June 30, 2001 compared to 87,700 access lines at June 30, 2000. TDS Telecom plans to expand its CLEC operations into certain mid-sized cities, which are geographically proximate to existing TDS Telecom markets.


                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                     --------------------  ---------------------
                                        2001       2000       2001       2000
                                     ---------  ---------  ---------  ---------
                                                (Dollars in thousands)
Local Telephone Operations

  Operating Revenue
    Local service                    $  43,626  $  42,102  $  86,752  $  82,213
    Network access and long-distance    77,475     71,872    152,078    141,128
    Miscellaneous                       17,616     18,227     34,331     35,231
                                     ---------  ---------  ---------  ---------
                                       138,717    132,201    273,161    258,572
                                     ---------  ---------  ---------  ---------
  Operating Expenses
    Operating expenses                  68,988     66,329    133,251    128,364
    Depreciation and Amortization       32,572     31,206     64,972     61,966
                                     ---------  ---------  ---------  ---------
                                       101,560     97,535    198,223    190,330
                                     ---------  ---------  ---------  ---------

    Local Telephone Operating Income $  37,157  $  34,666  $  74,938  $  68,242
                                     ---------  ---------  ---------  ---------

Competitive Local Exchange Operations
  Operating Revenue                  $  28,630  $  20,922  $  55,247  $  39,136
                                     ---------  ---------  ---------  ---------

Operating Expenses
  Operating expenses                    33,443     20,933     62,636     39,901
  Depreciation and Amortization          3,727      2,202      6,925      4,162
                                     ---------  ---------  ---------  ---------
                                        37,170     23,135     69,561     44,063
                                     ---------  ---------  ---------  ---------
    Competitive Local Exchange
      Operating (Loss)               $  (8,540) $  (2,213) $ (14,314) $  (4,927)
                                     ---------  ---------  ---------  ---------
Intercompany revenues                     (335)      (464)      (796)      (879)
Intercompany expenses                     (335)      (464)      (796)      (879)
                                     ---------  ---------  ---------  ---------
  Operating Income                   $  28,617  $  32,453  $  60,624  $  63,315
                                     =========  =========  =========  =========

Operating revenue increased 10% ($30.8 million) in the first six months of 2001, reflecting primarily customer growth.

Revenue from local telephone operations increased 6% ($14.6 million) in the first six months of 2001. Average monthly revenue per access line increased 2% ($1.47) to $75.53 in the first six months of 2001 from $74.06 in the first six months of 2000. Local service revenue increased 6% ($4.5 million) during 2001. Internal access line growth increased revenues by $2.6 million while the sale of custom calling and advanced features increased revenues by $1.4 million. Average monthly local service revenue per access line was $23.99 in 2001 and $23.55 in 2000. Network access and long-distance revenue increased 8% ($10.9 million) during 2001. Long-distance revenues increased by $7.4 million in 2001. TDS Telecom began selling long distance service in the second half of 2000. Revenue generated from access minute growth due to increased network usage increased $2.9 million in 2001. Average monthly network access and long-distance revenue per access line was $42.05 in 2001 and $40.42 in 2000. Miscellaneous revenue decreased 3% ($900,000) during 2001. Average monthly miscellaneous revenue per access line was $9.49 in 2001 and $10.09 in 2000.

Revenue from competitive local exchange operations increased 41% ($16.1 million) in the first six months of 2001 as access lines served increased to 146,400 at June 30, 2001 from 87,700 at June 30, 2000.

Operating expenses increased 14% ($33.5 million) during 2001. Expenses from local telephone operations increased by 4% ($7.9 million) in the first six months of 2001. Cash operating expenses increased by 4% ($4.9 million) in 2001 while depreciation and amortization increased 5% ($3.0 million). Costs related to selling long distance service increased operating expenses by $4.9 million in 2001. Competitive local exchange operating expenses increased 58% ($25.5 million) in the first six months of 2001 due primarily to the costs incurred to grow the customer base and provide competitive local exchange services.

Operating income decreased 4% ($2.7 million) to $60.6 million in the first six months of 2001 resulting primarily from losses incurred from the expansion of competitive local exchange operations. Operating income from local telephone operations increased 10% ($6.7 million) to $74.9 million. Operating loss from competitive local exchange operations increased $9.4 million to $14.3 million.

Operating income from local telephone operations should remain fairly stable or increase slightly with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings. Operating loss from competitive local exchange operations is expected to increase somewhat throughout 2001 due to costs associated with continued expansion into new markets.

--------------------------------------------------------------------------------
Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
--------------------------------------------------------------------------------

Operating Revenues increased 10% ($56.6 million) during the second quarter of 2001 for reasons generally the same as the first six months. U.S. Cellular revenues increased 10% ($42.3 million) in 2001. Retail service revenue increased 16% ($48.6 million) in the second quarter of 2001, while inbound roaming revenue decreased 11% ($7.9 million). Average monthly service revenue per customer was $47.26 in the second quarter of 2001 and $50.64 in 2000. TDS Telecom revenues increased 9% ($14.4 million) in the second quarter of 2001 due to the growth in ILEC operations ($6.5 million) and growth in CLEC operations ($7.7 million). Average monthly revenue per ILEC access line increased to $76.56 in the second quarter of 2001 from $74.88 in 2000.

Operating Expenses rose 13% ($60.8 million) during the second quarter of 2001 for reasons generally the same as the first six months. U.S. Cellular expenses increased 13% ($42.6 million). System operations expense increased 22% ($19.1 million). Marketing and selling expenses, including cost of equipment sold, decreased 5% ($4.6 million). Cost per gross customer addition increased to $346 in the second quarter of 2001 from $335 in 2000. Gross customer activations decreased to 237,000 in the second quarter of 2001 from 258,000 in 2000. General and Administrative expense increased 23% ($20.2 million). Depreciation and amortization expense increased 12% ($7.9 million). TDS Telecom expenses increased 15% ($18.2 million) due to growth in ILEC operations ($4.0 million) and in CLEC operations ($14.1 million) for reasons generally the same as the first six months.

Operating Income decreased 3% ($4.2 million) to $122.2 million in the second quarter of 2001. U.S. Cellular's operating income decreased slightly ($300,000) while TDS Telecom's operating income decreased 12% ($3.8 million). The decrease at TDS Telecom reflects the development of the CLEC activities.

Investment and Other Income (Loss) totaled $(629.4) million in 2001 and $(37.6) million in 2000.

Gain (Loss) on Cellular and Other Investments totaled $(644.9) million in the second quarter of 2001 and $(32.1) million in the second quarter of 2000. TDS realized a pre-tax loss of $644.9 million as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG in May 2001. TDS received 131.5 million Deutsche Telekom AG ordinary shares and $570.0 million in exchange for its 35.8 million VoiceStream common shares. The loss was due to the decline in the market price of VoiceStream common stock between the time that TDS acquired the stock on May 4, 2000 and the closing dated on May 31, 2001. In 2000, TDS reduced its carrying value in TSR Wireless, a paging investment, by $50.0 million and sold a minority cellular interest resulting in a gain of $17.9 million.

Investment Income increased $2.7 million to $10.2 million in the second quarter of 2001. Investment income in 2000 included $3.3 million of equity losses and amortization from TSR Wireless, which was fully written off by the end of 2000.

Interest Expense increased 7% ($1.7 million) to $26.3 million in the second quarter of 2001 for reasons generally the same as the first six months.

Income Tax Expense (Benefit) totaled a benefit of $(214.4) million in 2001, a decrease of $239.3 million from an expense of $24.9 million in 2000 primarily due to the tax benefit recognized as a result of the loss on the VoiceStream/Deutsche Telekom merger. The effective tax rate was 40% in 2001 and 43% in 2000. The effective tax rate, excluding the effects of loss on cellular and other investments was 43% in 2001 and 41% in 2000.

Minority Share of (Income) Loss increased $935,000 in the second quarter of 2001.

                                         Three Months Ended
                                               June 30,
                                     --------------------------
                                        2001            2000           Change
                                     ----------      ----------      ----------
                                                (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Shareholders' Share     $  (10,621)     $   (8,949)     $   (1,672)
    Minority Partners' Share             (2,870)         (3,295)            425
                                     ----------      ----------      ----------
                                        (13,491)        (12,244)         (1,247)
  Other                                     252             (60)            312
                                     ----------      ----------      ----------
                                     $  (13,239)     $  (12,304)     $     (935)
                                     ==========      ==========      ==========

Income (Loss) From Continuing Operations totaled $(338.5) million, or $(5.77) per diluted share, in the second quarter of 2001, compared to $20.7 million, or $.34 per diluted share, in the second quarter of 2000. The loss in 2001 is primarily driven by the accounting for the VoiceStream/Deutsche Telekom merger. A summary of net income from continuing operations and diluted earnings per share from operations and gains (losses) is shown below.

                                                         Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------
                                                       (Dollars in thousands,
                                                      except per share amounts)
Income (Loss) from Continuing Operations
  Operations                                        $    46,767     $    50,957
  Gains (Losses)                                       (385,223)        (30,260)
                                                    -----------     -----------
                                                    $  (338,456)    $    20,697
                                                    ===========     ===========

Diluted Earnings Per Share from
      Continuing Operations
  Operations                                        $      0.80     $      0.83
  Gains (Losses)                                          (6.57)          (0.49)
                                                    -----------     -----------
                                                    $     (5.77)    $      0.34
                                                    ===========     ===========

Discontinued Operations. The gain on disposal of Aerial totaled $2.13 billion, or $34.99 per diluted share in the second quarter of 2000.

Extraordinary Item - loss on extinguishment of debt, net of tax, in the second quarter of 2001, is related to U.S. Cellular satisfying $3.8 million carrying value ($8.7 million face value) of converted LYONs by paying $5.3 million in cash to the holders. A net loss of $1.3 million, or $(.02) per diluted share, was recorded to account for the difference between the conversion price and the carrying value. In the second quarter of 2000, U.S. Cellular repurchased $10.6 million carrying value ($25.8 million face value) of LYONs for $16.5 million resulting in a net loss of $6.1 million, or $(.10) per diluted share.

Net Income (Loss) Available to Common totaled $(339.8) million, or $(5.79) per diluted share, in the second quarter of 2001, compared to $2.14 billion, or $35.23 per diluted share, in the second quarter of 2000. The loss in 2001 is a result of the accounting for the VoiceStream/Deutsche Telekom merger while net income available to common in 2000 includes significant gains from the disposal of Aerial.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions completed after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Management is currently reviewing the final release of these statements to evaluate the impact on results of operations and financial position.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows From Continuing Operating Activities. The Company is generating substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $339.6 million in the first six months of 2001 compared to $367.3 million in 2000. The decline in cash flows from continuing operating activities was generally due to the changes in cash resulting from the fluctuations in accounts receivable and accounts payable. Operating cash flow (operating income plus depreciation and amortization) increased 3% ($13.8 million) in 2001.

Cash  Flows  From  Continuing  Investing   Activities.   TDS  makes  substantial
investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities provided $125.6 million in the first six months of 2001 and required $225.8 million in 2000. TDS received $570.0 million cash from the VoiceStream/Deutsche Telekom merger. Capital expenditures required $344.0 million in 2001 and $175.4 million in 2000. Acquisitions, net of cash acquired, required $98.5 million in 2001 and $73.2 million in 2000. TDS acquired a majority interest in one cellular market and an additional minority interest in a majority owned market in the first six months of 2001. Interests in six PCS markets were also acquired in 2001. TDS acquired a telephone company, a majority interest in one cellular market and several minority cellular interests in the first six months of 2000. The sales of non-strategic cellular interests and other investments provided $22.5 million in 2000.

The primary purpose of TDS's construction and expansion strategy is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments. U.S. Cellular capital expenditures totaled $252.1 million in 2001 and $129.8 million in 2000 primarily representing the construction of cell sites and the change from analog radio equipment to digital radio equipment. TDS Telecom capital expenditures for its local telephone operations totaled $35.8 million in 2001 and $31.4 million in 2000 to accommodate growth in existing ILEC markets. Capital expenditures for CLEC operations totaled $56.1 million in 2001 and $14.2 million in 2000.

Cash Flows From Continuing Financing Activities. Cash flows from financing activities required $476.0 million in the first six months of 2001 and $192.4 million in the first six months of 2000. Notes payable required $403.0 million in 2001 and provided $122.0 million in 2000. The proceeds received from the VoiceStream/Deutsche Telekom merger were used to reduce notes payable in 2001. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $16.1 million in 2001 and $15.5 million in 2000. During the first six months of 2001 and 2000, TDS repurchased 110,000 shares and 1,262,700 shares, respectively, for an aggregate price of $10.3 million and $131.6 million, respectively. Cash required for the repurchase of common shares totaled $19.4 million in 2001 and $143.0 million in 2000. The difference between the purchase price and cash paid is due to the timing of settlements of trades from prior periods.

During the first six months of 2001, U.S. Cellular paid $11.0 million to settle repurchases of U.S. Cellular Common Shares from year-end 2000. During the first six months of 2000, U.S. Cellular repurchased 2,063,000 common shares for an aggregate price of $135.8 million. In 2001, U.S. Cellular paid $17.2 million and issued 398,000 U.S. Cellular Common Shares to satisfy the conversion of LYONs securities with a carrying value of $30.4 million. In 2000, U.S. Cellular repurchased LYONs securities with a carrying value of $10.6 million for cash totaling $16.5 million. U.S. Cellular also satisfied the conversion of LYONs securities with a carrying value of $4.4 million by issuing 105,000 U.S. Cellular Common Shares.

Cash Flows From Discontinued Operations. Cash outflows from discontinued operations totaled $5.0 million in 2000 reflecting primarily amounts borrowed from TDS to fund the operating activities of Aerial.

LIQUIDITY

TDS and its subsidiaries had cash and temporary investments totaling $89.8 million at June 30, 2001. In May 2001, TDS obtained an additional $600 million revolving credit facility to accommodate various acquisition related expenditures, as outlined below. As of June 30, 2001, TDS had $1.2 billion of bank lines of credit for general corporate purposes, all of which were unused. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate.

U.S. Cellular's capital additions budget for 2001 totals approximately $425-450 million, primarily to add cell sites to expand and enhance coverage, including adding digital service capabilities to its systems. At June 30, 2001, the remaining amount of capital spending approximated $173-198 million. The U.S. Cellular capital additions budget does not include an undetermined amount that may be needed for the construction of PCS licensed areas that have been or will be acquired. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash. U.S. Cellular's operating cash flow totaled $568.7 million for the twelve months ended June 30, 2001, up 6% ($30.1 million) from 2000. In addition, U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at June 30, 2001, $404 million of which were unused. These line of credit agreements provide for borrowings at the London InterBank Offered Rate ("LIBOR") plus 19.5 basis points.

TDS Telecom's capital additions budget for 2001 approximates $200 million. The local telephone companies are expected to spend approximately $100 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $100 million to expand current markets and enter new markets. At June 30, 2001, the remaining amount of capital spending approximated $64 million for local telephone companies and $44 million for the competitive local exchange companies. TDS Telecom plans to finance its construction program using primarily internally generated cash supplemented by long-term financing from federal government programs. TDS Telecom's operating cash flow totaled $264.3 million for the twelve months ended June 30, 2001, up 7% ($16.2 million) from 2000. In addition, TDS Telecom local telephone subsidiaries had $105.6 million in unadvanced loan funds from federal government programs to finance the telephone construction activities as of June 30, 2001.

In July 2001, TDS paid $65.5 million to retire Medium Term Notes that were called at par value. This amount was classified as current portion of long-term debt on the June 30, 2001 balance sheet.

TDS and U.S. Cellular may continue the repurchase of their common shares, as market conditions warrant, on the open market or at negotiated prices in private transactions. The repurchase programs are intended to create value for the shareholders. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings.

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

TDS and U.S. Cellular continually review opportunities to acquire additional telecommunications companies and wireless spectrum to enhance their operations. TDS, with U.S. Cellular and TDS Telecom, continues to assess the makeup of cellular and telephone holdings in order to maximize the benefits derived from clustering. At June 30, 2001, TDS had an agreement to acquire Chorus Communications Group, Ltd., for $195 million cash and the assumption of debt. U.S. Cellular had agreements, on its own behalf and through joint ventures, for the acquisition of certain PCS licenses for aggregate consideration of $73.5 million in cash. The licenses are predominantly 10 megahertz licenses in the Midwest. These transactions are expected to be completed during 2001.

On November 1, 2000 the United States Bankruptcy Court for the Western District of Wisconsin confirmed a plan of financial reorganization for Airadigm Communications, Inc., a Wisconsin based wireless services provider. Under the terms of the plan of reorganization, TDS and an unrelated entity, have committed to provide funding to meet certain obligations of Airadigm. Airadigm continues to operate as an independent company providing wireless services. According to the plan of reorganization, under certain circumstances and subject to the FCC's rules and regulations, TDS and the unrelated entity, or their respective designees, may each acquire certain PCS licenses for areas of Wisconsin and Iowa as well as other Airadigm assets. As of June 30, 2001, TDS had provided funding totaling $49.0 million to Airadigm. Under the plan of reorganization, TDS's portion of the funding could possibly aggregate up to an additional $140 million.

U.S. Cellular is a limited partner in Black Crow Wireless L.P., which was a successful bidder for 17 PCS licenses in 13 markets for $283.9 million in the January 2001 FCC spectrum auction. As a result of its 85% economic interest in Black Crow, U.S. Cellular, as of June 30, 2001, had contributed $9.7 million in capital and loaned $45.5 million to Black Crow, and loaned $563,000 to the general partner of Black Crow. The exact nature of U.S. Cellular's financial commitment going forward will be developed as Black Crow develops its long-term business and financing plans. U.S. Cellular is committed to contributing capital along the lines of its partnership interest, and has committed to loan the general partner up to $20 million. U.S. Cellular has no other loan commitments but it is possible that U.S. Cellular will provide guarantees or the other financial undertakings to support Black Crow's efforts at raising debt financing.

Thirteen of the 17 licenses for which Black Crow was the successful bidder were auctioned by the FCC, subject to the final outcome of certain judicial and administrative proceedings initiated by parties claiming to have continuing interests in such licenses. These 13 licenses, along with various other licenses were originally awarded by the FCC in prior auctions. The licenses were subsequently cancelled and reauctioned by the FCC after the winning bidders in these prior auctions were unable to make required payments to the FCC on a timely basis. One of the original winning bidders in the prior auctions which contested the FCC's decision to revoke and reauction certain licenses recently obtained a ruling from the United States Court of Appeals for the District of Columbia Circuit in favor of that original winning bidder which held that the FCC's cancellation of such licenses was illegal. On August 6, 2001 the FCC announced in a filing with the U.S. Court of Appeals for the District of Columbia Circuit that the U.S. Department of Justice would be filing a Petition for Writ of Certiorari requesting review by the U.S. Supreme Court of this matter. The FCC also requested a stay of the ruling of the United States Court of Appeals for the District of Columbia Circuit pending the outcome of that Supreme Court review. In the event the original bidders are ultimately successful in reclaiming the cancelled licenses, Black Crow would receive a refund of payments made to the FCC for such licenses and only acquire four licenses in three markets for a total cost of $3.8 million, which would significantly reduce U.S. Cellular's current and potential future financial commitments.

TDS holds various investments in publicly traded companies valued at $3.3 billion as of June 30, 2001. These assets are held for investment purposes and are classified for financial reporting purposes as available-for-sale securities. TDS may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in these securities.

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

TDS owns a portfolio of marketable equity securities. The market value of these investments, principally Deutche Telekom common shares and Vodafone AirTouch plc American Depository Receipts, amounted to $3.3 billion at June 30, 2001. A hypothetical 10% decrease in the share prices of these investments would result in a $333.7 million decline in the market value of the investments.


PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words "believes", "anticipates", "intends", "expects", and similar words. These statements constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

* general economic and business conditions, both nationally and in the regions in which TDS operates,
* changes in competition in the markets in which TDS operates,
* advances in telecommunications technology,
* changes in telecommunications regulatory environment,
* changes in the value of investments,
* pending and future litigation,
* acquisitions/divestitures of properties and or licenses,
* changes in growth in wireless customers, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets, and
* changes in growth of ILEC and CLEC customers, churn rates and mix of products and services offered in ILEC and CLEC markets.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.


                                        TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                        -------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                ---------------------------------
                                                            Unaudited
                                                            ---------
                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                                -------------------------------     -------------------------------
                                                                     2001              2000             2001               2000
                                                                -------------     -------------     -------------     -------------
                                                                         (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  U.S. Cellular                                                 $     475,289     $     432,995     $     915,058     $     827,152
  TDS Telecom                                                         167,012           152,659           327,612           296,829
                                                                -------------     -------------     -------------     -------------
                                                                      642,301           585,654         1,242,670         1,123,981
                                                                -------------     -------------     -------------     -------------
OPERATING EXPENSES
  U.S. Cellular                                                       381,663           339,050           762,949           672,558
  TDS Telecom                                                         138,395           120,206           266,988           233,514
                                                                -------------     -------------     -------------     -------------
                                                                      520,058           459,256         1,029,937           906,072
                                                                -------------     -------------     -------------     -------------

OPERATING INCOME                                                      122,243           126,398           212,733           217,909
                                                                -------------     -------------     -------------     -------------
INVESTMENT AND OTHER INCOME
  Interest and dividend income                                          4,052             4,824             9,574             7,294
  Investment income, net of amortization                               10,210             7,551            17,175             9,210
  Gain (Loss) on cellular and other investments                      (644,929)          (50,000)         (644,929)          (32,149)
  Other (expense), net                                                  1,250               (24)            3,238            (2,435)
                                                                -------------     -------------     -------------     -------------
                                                                     (629,417)          (37,649)         (614,942)          (18,080)
                                                                -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES                       (507,174)           88,749          (402,209)          199,829
Interest expense                                                       26,271            24,618            55,228            47,447
Minority interest in income of subsidiary trust                         6,202             6,202            12,405            12,405
                                                                -------------     -------------     -------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST                                 (539,647)           57,929          (469,842)          139,977
Income tax expense (benefit)                                         (214,430)           24,928          (183,816)           61,262
                                                                -------------     -------------     -------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST                                                  (325,217)           33,001          (286,026)           78,715
Minority Share of (Income)                                            (13,239)          (12,304)          (21,208)          (22,493)
                                                                -------------     -------------     -------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             (338,456)           20,697          (307,234)           56,222
Discontinued Operations                                                  --           2,128,434              --           2,128,434
                                                                -------------     -------------     -------------     -------------
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             (338,456)        2,149,131          (307,234)        2,184,656
Extraordinary Item - loss on extinguishment
  of debt, net of tax                                                  (1,261)           (6,106)           (4,249)           (6,106)
Cumulative effect of Accounting Change net of tax and
  minority interest                                                      --                --                --              (3,841)
                                                                -------------     -------------     -------------     -------------
NET INCOME (LOSS)                                                    (339,717)        2,143,025          (311,483)        2,174,709
                                                                -------------     -------------     -------------     -------------

Preferred Dividend Requirement                                           (115)             (131)             (233)             (265)
                                                                -------------     -------------     -------------     -------------

NET INCOME (LOSS) AVAILABLE TO COMMON                           $    (339,832)    $   2,142,894     $    (311,716)    $   2,174,444
                                                                -------------     -------------     -------------     -------------

BASIC WEIGHTED AVERAGE COMMON SHARES (000s)                            58,653            60,306            58,685            60,692

BASIC EARNINGS PER SHARE (Note 10)
  Income (loss) from continuing operations                      $       (5.77)    $        0.34     $       (5.24)    $        0.92
  Net income (loss) available to common                         $       (5.79)    $       35.53     $       (5.31)    $       35.83
                                                                =============     =============     =============     =============

DILUTED EARNINGS PER SHARE (Note 10)
  Income (loss) from continuing operations                      $       (5.77)    $        0.34     $       (5.24)    $        0.91
  Net income (loss) available to common                         $       (5.79)    $       35.23     $       (5.31)    $       35.41
                                                                =============     =============     =============     =============
DIVIDENDS PER SHARE                                             $        .135     $        .125     $         .27     $         .25
                                                                =============     =============     =============     =============
                   The accompanying notes to financial statements are an integral part of these statements.

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
                                                          (Dollars in thousands)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net income (loss) from continuing operations         $ (307,234)   $   56,222
  Add (Deduct) adjustments to reconcile net income
   from continuing operations to net cash provided
   by operating activities
      Depreciation and amortization                       216,245       197,261
      Deferred taxes                                     (397,872)        2,339
      Investment income                                   (17,983)      (15,797)
      Minority share of income                             21,208        22,493
      (Gain) loss on cellular and other investments       644,929        32,149
      Noncash interest expense                              5,484         9,083
      Other noncash expense                                 9,896        18,132
  Changes in assets and liabilities from operations
      Change in accounts receivable                        (4,724)        6,343
      Change in materials and supplies                     14,089        10,840
      Change in accounts payable                          (35,491)      (15,208)
      Change in accrued taxes                             180,476        28,244
      Change in other assets and liabilities               10,599        15,158
                                                       ----------    ----------
                                                          339,622       367,259
                                                       ----------    ----------

CASH FLOWS FROM CONTINUING  INVESTING ACTIVITIES
  Capital expenditures                                   (343,978)     (175,391)
  Acquisitions, net of cash acquired                      (98,450)      (73,184)
  Investments in and advances to investment
    entities and license costs                               (227)         (959)
  Distributions from investments                            7,540        10,516
  Proceeds from investment sales                               --        22,500
  Cash received in VoiceStream/Deutsche Telekom merger    570,035            --
  Other investing activities                               (9,294)       (9,271)
                                                       ----------    ----------
                                                          125,626      (225,789)
                                                       ----------    ----------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
  Long-term debt borrowings                                   340         1,657
  Repayments of long-term debt                             (7,892)       (7,906)
  Change in notes payable                                (403,000)      121,991
  Dividends paid                                          (16,085)      (15,464)
  Repurchase of TDS Common Shares                         (19,448)     (143,000)
  Repurchase of U.S. Cellular Common Shares               (10,993)     (135,793)
  Repurchase and conversion of LYONs                      (17,221)      (16,484)
  Other financing activities                               (1,699)        2,599
                                                       ----------    ----------
                                                         (475,998)     (192,400)
                                                       ----------    ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS                        --        (4,953)
                                                       ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 (10,750)      (55,883)
CASH AND CASH EQUIVALENTS -
  Beginning of period                                      99,019       111,010
                                                       ----------    ----------
  End of period                                        $   88,269    $   55,127
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
                                     ------

                                                    (Unaudited)
                                                      June 30,      December 31,
                                                        2001            2000
                                                    ------------    ------------
                                                        (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                         $     88,269    $     99,019
  Temporary investments                                    1,550           3,616
  Accounts receivable from customers and others          348,999         337,485
  Notes Receivable                                        46,031             817
  Materials and supplies, at average cost                 50,069          61,450
  Other current assets                                    24,843          24,713
                                                    ------------    ------------
                                                         559,761         527,100
                                                    ------------    ------------

INVESTMENTS
  Marketable equity securities                         3,337,166       4,121,904
  Intangible Assets
    Cellular license acquisitions costs, net           1,280,608       1,167,776
    Franchise costs and other costs, net                 200,498         203,532
  Investments in unconsolidated entities                 197,289         233,710
  Notes Receivable                                        94,188         128,707
  Other investments                                       13,671          13,588
                                                    ------------    ------------
                                                       5,123,420       5,869,217
                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                        1,405,878       1,265,347
  TDS Telecom                                            941,261         920,678
                                                    ------------    ------------
                                                       2,347,139       2,186,025
                                                    ------------    ------------

OTHER ASSETS AND DEFERRED CHARGES                         60,475          52,267
                                                    ------------    ------------

    TOTAL ASSETS                                    $  8,090,795    $  8,634,609
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
                      ------------------------------------

                                                      (Unaudited)
                                                        June 30,    December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                        (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                  $    81,147    $    15,639
  Notes payable                                           96,000        499,000
  Accounts payable                                       228,627        275,901
  Advance billings and customer deposits                  67,982         61,958
  Accrued interest                                        24,693         24,912
  Accrued taxes                                          198,103         17,904
  Accrued compensation                                    47,188         52,314
  Other current liabilities                               48,821         36,783
                                                     -----------    -----------
                                                         792,561        984,411
                                                     -----------    -----------

DEFERRED LIABILITIES AND CREDITS                       1,574,116      1,802,207
                                                     -----------    -----------

LONG-TERM DEBT, excluding current portion              1,074,640      1,172,987
                                                     -----------    -----------

MINORITY INTEREST in subsidiaries                        453,557        431,110
                                                     -----------    -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)     300,000        300,000
                                                     -----------    -----------

PREFERRED SHARES                                           7,642          7,827
                                                     -----------    -----------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                    556            555
  Series A Common Shares, par value $.01 per share            68             69
  Capital in excess of par value                       1,824,768      1,816,619
  Treasury Shares, at cost                              (390,506)      (383,501)
   (3,743,000 shares and 3,716,000 shares, respectively)
  Accumulated other comprehensive income                 100,292       (178,344)
  Retained earnings                                    2,353,101      2,680,669
                                                     -----------    -----------
                                                       3,888,279      3,936,067
                                                     -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 8,090,795    $ 8,634,609
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

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

      The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2.    Discontinued Operations

      In September of 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its then over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream"). The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of $2.13 billion, net of $1.48 billion in taxes, on this transaction. TDS had a basis in Aerial of $287.8 million, including deferred losses of $75.9 million from September 17, 1999 to May 4, 2000. TDS was released from its guarantees of Aerial's long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.

Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                            ---------------     ---------------
                                                  2000                2000
                                            ---------------     ---------------
                                                   (Dollars in thousands)
Revenues                                    $        26,934     $        94,463
Expenses                                             42,676             164,148
                                            ---------------     ---------------
Operating (Loss)                                    (15,742)            (69,685)
Minority share of loss                               21,804              33,459
Other income                                        (34,788)            (29,533)
Interest expense                                     (2,275)             (8,605)
                                            ---------------     ---------------
(Loss) Before Income Taxes                          (31,001)            (74,364)
Income tax benefit                                   18,373              36,624
                                            ---------------     ---------------
  Net (Loss)                                        (12,628)            (37,740)
Losses deferred after measurement date               12,628              37,740
                                            ---------------     ---------------
Net (Loss) From Discontinued Operations                  --                  --
                                            ===============     ===============

Summarized cash flow statement information relating to discontinued operations is as follows:

                                                            Six Months Ended
                                                                June 30,
                                                             -------------
                                                                  2000
                                                             -------------
                                                         (Dollars in thousands)
Cash flows from operating activities                         $     (54,241)
Cash flows from financing activities                               108,180
Cash flows from investing activities                               (17,325)
                                                             -------------
Cash provided (used) by discontinued operations                     36,614
(Increase) decrease in cash included in net
  Assets of discontinued operations                                (41,567)
                                                             -------------
Cash flows from discontinued operations                      $      (4,953)
                                                             =============

3.    Recent Accounting Pronouncements

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and 142
      "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions completed after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Management is currently reviewing the final release of these statements to evaluate the impact on results of operations and financial position.

4.    Marketable Equity Securities

      Marketable equity securities include the Company's investments in equity securities, primarily Deutsche Telekom common shares and Vodafone AirTouch plc American Depository Receipts. These securities are classified as available-for-sale and stated at fair market value.

      Information regarding the Company's marketable equity securities is summarized below.

                                                     June 30,      December 31,
                                                       2001            2000
                                                  -------------   -------------
                                                      (Dollars in thousands)
Available-for-sale Equity Securities
  Aggregate Fair Value                            $   3,337,166   $   4,121,904
  Adjusted Basis                                      3,202,368       4,417,328
                                                  -------------   -------------
  Gross Unrealized Holding Gains (Losses)               134,798        (295,424)
  Tax Effect                                            (51,578)        114,213
                                                  -------------   -------------
  Unrealized Holding Gains (Losses), net of tax          83,220        (181,211)
  Minority Share of Unrealized Holding Gains            (17,072)         (2,867)
                                                  -------------   -------------
  Net Unrealized Holding Gains (Losses)           $     100,292   $    (178,344)
                                                  =============   =============

5. Common Stockholders' Equity

      The TDS Board of Directors authorized the repurchase of up to 2.0 million TDS Common Shares in August 2000. As of June 30, 2001, TDS has repurchased 775,700 common shares under this program of which 110,000 were repurchased in the first six months of 2001.

6. Gain (Loss) on Cellular and Other Investments

      Gain (Loss) on Cellular and Other Investments totaled $(644.9) million in the first six months of 2001 and $(32.1) million in the first six months of 2000. TDS realized a pre-tax loss of $644.9 million as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG in May 2001. TDS received 131.5 million Deutsche Telekom AG ordinary shares and $570.0 million in exchange for its 35.8 million VoiceStream common shares. The loss was due to the decline in the market price of VoiceStream common stock between the time that TDS acquired the stock on May 4, 2000 and the closing dated on May 31, 2001.

      TDS reduced the carrying value of its paging investment by $50.0 million to $24.7 million, plus a secured note receivable outstanding of $11.0 million, in the second quarter of 2000 to reflect the reduced valuations that the paging industry is experiencing. The sale of a minority cellular interest in the first quarter of 2000 resulted in a gain of $17.9 million.

7.    Other Comprehensive Income

      The Company's Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as "available-for-sale." The following table summarizes the Company's Comprehensive Income.

                                                         Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                       2001            2000
                                                   -----------     -----------
                                                       (Dollars in thousands)
    Accumulated Other Comprehensive Income (Loss)

      Balance, beginning of period                 $  (178,344)    $   179,071
                                                   -----------     -----------
      Add:
        Net unrealized gains (losses) on securities   (214,708)        120,269
        Income tax effect                               93,917         (46,695)
                                                   -----------     -----------
                                                      (120,791)         73,574
        Minority share of unrealized gains (losses)     14,205           9,946
                                                   -----------     -----------

      Net unrealized gains (losses)                   (106,586)         83,520
                                                   -----------     -----------
      Deduct:
        Recognized gains (losses) on securities       (644,929)             --
        Income tax expense (benefit)                   259,707              --
                                                   -----------     -----------
        Net recognized gains (losses) included
         in Net Income (Loss)                         (385,222)             --
                                                   -----------     -----------

      Net change in unrealized gains (losses)
         included in Comprehensive Income (Loss)       278,636          83,520
                                                   -----------     -----------
      Balance, end of period                       $   100,292     $   262,591
                                                   ===========     ===========

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                               ------------------------  -----------------------
                                   2001         2000         2001        2000
                               -----------  -----------  -----------  ----------
                                             (Dollars in thousands)
Comprehensive Income (Loss)
  Net Income (Loss)            $  (339,717) $ 2,143,025  $  (311,483) $2,174,709
  Net change in unrealized
   gains (losses)on securities     504,994       58,631      278,636      83,520
                               -----------  -----------  -----------  ----------
                               $   165,277  $ 2,201,656  $   (32,847) $2,258,229
                               ===========  ===========  ===========  ==========

8.    Extraordinary Item - Loss on Extinguishment of Debt

      In 2001, U.S. Cellular satisfied the conversion of Liquid Yield Option Notes (LYONs) with a carrying value of $30.4 million by paying $17.2 million in cash and issuing 398,000 U.S. Cellular Common Shares to the holders. A loss, net of taxes and minority interest, of $(1.3) million, or $(0.02) per diluted share in the second quarter and $(4.2) million, or $(0.07) per diluted share in the first six months, was recorded to account for the difference between the conversion price and the carrying value of the LYONs converted for cash.

      In 2000, U.S. Cellular repurchased LYONs with a carrying value of $10.6 million for $16.5 million in cash. A loss, net of taxes and minority interest, of $(6.1) million, or $(0.10) per diluted share in the second quarter was recorded to account for the difference between the purchase price and the carrying value of the LYONs repurchased for cash. U.S. Cellular also satisfied the conversion of LYONs securities with a carrying value of $4.4 million by issuing 105,000 U.S. Cellular Common Shares.

9.    Subsequent Events - Debt Retirement

      In July 2001, TDS retired $65.5 million medium-term notes at par value. These notes were classified as current portion of long-term debt as of June 30, 2001.

10.   Earnings (Loss) Per Share

      The amounts used in computing Earnings (Loss) per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                               ---------------------------     ---------------------------
                                                   2001            2000           2001            2000
                                               -----------     -----------     -----------     -----------
                                                      (Dollars in thousands, except per share amounts)
Net Income (Loss) from Continuing Operations   $  (338,456)    $    20,697     $  (307,234)    $    56,222
Less:  Preferred Dividends                            (115)           (131)           (233)           (265)
                                               -----------     -----------     -----------     -----------
Net Income (Loss) Available to Common from
  Continued Operations Used in Basic Earnings
  (Loss) Per Share                                (338,571)         20,566        (307,467)         55,957

Discontinued Operations                                 --       2,128,434              --       2,128,434
Extraordinary Item                                  (1,261)         (6,106)         (4,249)         (6,106)
Cumulative Effect of Accounting Change                  --              --              --          (3,841)
                                               -----------     -----------     -----------     -----------

Net Income (Loss) Available to Common used in
  Basic Earnings (Loss) Per Share              $  (339,832)    $ 2,142,894     $  (311,716)    $ 2,174,444
                                               ===========     ===========     ===========     ===========

Weighted Average Number of Common Shares
  Used in Basic Earnings (Loss) Per Share           58,653          60,306          58,685          60,692
                                               ===========     ===========     ===========     ===========

Basic Earnings (Loss) Per Common Share
  Continuing Operations                        $     (5.77)    $      0.34     $     (5.24)    $      0.92
  Discontinued Operations                               --           35.29              --           35.07
  Extraordinary Item                                 (0.02)          (0.10)          (0.07)          (0.10)
  Cumulative Effect of Accounting Change                --              --              --           (0.06)
                                               -----------     -----------     -----------     -----------
                                               $     (5.79)    $     35.53     $     (5.31)    $     35.83
                                               ===========     ===========     ===========     ===========




                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                     --------------------------  --------------------------
                                                          2001          2000          2001         2000
                                                     ------------  ------------  ------------  ------------
                                                         (Dollars in thousands, except per share amounts)

Net Income (Loss) Available to Common from
  Continuing Operations Used in Basic Earnings
  (Loss) Per Share                                   $   (338,571) $     20,566  $   (307,467) $     55,957


Reduction in Preferred Dividends if Preferred
  Shares Converted into Common Shares                          --            63            --           127
Minority Income Adjustment                                     --          (229)           --          (460)
                                                     ------------  ------------  ------------  ------------

Net Income (Loss) Available to Common from
  Continuing Operations Used in Diluted Earnings
  (Loss) Per Share                                       (338,571)       20,400      (307,467)       55,624

Discontinued Operations                                        --     2,128,434            --     2,128,434
Extraordinary Item                                         (1,261)       (6,106)       (4,249)       (6,106)
Cumulative Effect of Accounting Change                         --            --            --        (3,841)
                                                     ------------  ------------  ------------  ------------
Net Income (Loss) Available to Common Used
  in Diluted Earnings (Loss) Per Share               $   (339,832) $  2,142,728  $   (311,716) $  2,174,111
                                                     ============  ============  ============  ============

Weighted Average Number of Common Shares
  Used in Basic Earnings (Loss) Per Share                  58,653        60,306        58,685        60,692

Effect of Dilutive Securities
  Common Shares Outstanding if Preferred
    Shares Converted                                           --            --            --           186
  Stock Options                                                --           501            --           516
  Common Shares Issuable                                       --            13            --            13
                                                     ------------  ------------  ------------  ------------
Weighted Average Number of Common Shares
  Used in Diluted Earnings (Loss) Per Share                58,653        60,820        58,685        61,407
                                                     ============  ============  ============  ============

Diluted Earnings (Loss) Per Common Share
  Continuing Operations                              $      (5.77) $       0.34  $      (5.24) $       0.91
  Discontinued Operations                                      --         34.99            --         34.66
  Extraordinary Item                                        (0.02)        (0.10)        (0.07)        (0.10)
  Cumulative Effect of Accounting Change                       --            --            --         (0.06)
                                                     ------------  ------------  ------------  ------------
                                                     $      (5.79) $      35.23  $      (5.31) $      35.41
                                                     ============  ============  ============  ============


      The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

11.   Supplemental Cash Flow Information

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

      TDS acquired certain cellular and PCS licenses during the first six months of 2001 and 2000 and acquired certain cellular licenses and a telephone company in 2000. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                             2001         2000
                                                          --------     --------
                                                          (Dollars in thousands)
     Property, plant and equipment                        $  2,570     $ 10,497
     Cellular licenses                                      95,880        4,740
     Notes receivable - other                                   --      (10,000)
     Equity method investment in cellular interests             --       65,727
     Franchise costs                                            --       22,744
     Long-term debt                                             --      (19,108)
     Deferred credits                                           --         (700)
     Other assets and liabilities,
       excluding cash and cash equivalents                      --          952
     Decrease in Minority interest                              --       (1,668)
     Common Shares issued                                       --           --
                                                          --------     --------
     Decrease in cash due to acquisitions                 $ 98,450     $ 73,184
                                                          ========     ========

The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                              Six Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             2001         2000
                                                           --------     --------
                                                          (Dollars in thousands)
     Interest Paid
       Continuing Operations                                $49,424      $37,793
       Discontinued Operations                                   --        2,112
     Income Taxes Paid (net of income tax refund
       Received of $15,000 in 2000)                          38,298       18,071
     Common Shares issued by TDS for
       Conversion of TDS Preferred Stock                    $    50      $   418

12.   Business Segment Information

      Financial data for the Company's business segments for each of the three and six month periods ended or at June 30, 2001 and 2000 are as follows:

     Three Months Ended
     or at June 30, 2001                                    U.S. Cellular       TDS Telecom       All Other (1)          Total
     ----------------------------------------------         -------------      -------------      -------------      -------------
            (Dollars in thousands)
     Operating revenues                                     $     475,289      $     167,012      $          --      $     642,301
     Operating cash flow                                          166,634             64,916                 --            231,550
     Depreciation and
       Amortization expense                                        73,008             36,299                 --            109,307
     Operating income                                              93,626             28,617                 --            122,243
     Marketable Equity Securities                                 246,609             76,702          3,013,855          3,337,166
     Total Assets                                               3,446,185          1,507,613          3,136,997          8,090,795
     Capital Expenditures                                   $     131,722      $      60,911      $          --      $     192,633

     Three Months Ended
     or at June 30, 2000                                    U.S. Cellular       TDS Telecom       All Other (1)          Total
     ----------------------------------------------         -------------      -------------      -------------      -------------
            (Dollars in thousands)
     Operating revenues                                     $     432,995      $     152,659      $          --      $     585,654
     Operating cash flow                                          159,070             65,861                 --            224,931
     Depreciation and
       Amortization expense                                        65,125             33,408                 --             98,533
     Operating income                                              93,945             32,453                 --            126,398
     Marketable Equity Securities                                 459,764            140,014          4,263,233          4,863,011
     Total Assets                                               3,279,294          1,453,808          4,390,203          9,123,305
     Capital Expenditures                                   $      69,968      $      29,515      $          --      $      99,483

     Six Months Ended
     or at June 30, 2001                                    U.S. Cellular       TDS Telecom       All Other (1)          Total
     ----------------------------------------------         -------------      -------------      -------------      -------------
            (Dollars in thousands)
     Operating revenues                                     $     915,058      $     327,612      $          --      $   1,242,670
     Operating cash flow                                          296,456            132,521                 --            428,977
     Depreciation and
       Amortization expense                                       144,347             71,897                 --            216,244
     Operating income                                             152,109             60,624                 --            212,733
     Marketable Equity Securities                                 246,609             76,702          3,013,855          3,337,166
     Total Assets                                               3,446,185          1,507,613          3,136,997          8,090,795
     Capital Expenditures                                   $     252,132      $      91,846      $          --      $     343,978

     Six Months Ended
     or at June 30, 2000                                    U.S. Cellular       TDS Telecom       All Other (1)          Total
     ----------------------------------------------         -------------      -------------      -------------      -------------
            (Dollars in thousands)
     Operating revenues                                     $     827,152      $     296,829      $          --      $   1,123,981
     Operating cash flow                                          285,727            129,443                 --            415,170
     Depreciation and
       Amortization expense                                       131,133             66,128                 --            197,261
     Operating income                                             154,594             63,315                 --            217,909
     Marketable Equity Securities                                 459,764            140,014          4,263,233          4,863,011
     Total Assets                                               3,279,294          1,453,808          4,390,203          9,123,305
     Capital Expenditures                                   $     129,799      $      45,592      $          --      $     175,391

      (1) Consists of the TDS Corporate  operations  including  Deutsche Telekom securities  in 2001 and  VoiceStream  Wireless securities in 2000 and all other  businesses  not  included  in the  U.S.  Cellular  or  TDS  Telecom segments.


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

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

At the Annual Meeting of Shareholders of TDS, held on May 17, 2001, the following number of votes were cast for the matters indicated:

1. a. For the election of two Class II Directors of the Company by the Series A
      Holders:

                                                                        Broker
                 Nominee                For          Withhold          Non-vote
                 -------                ---          --------          --------
      LeRoy T. Carlson, Jr.         67,089,612         4,850              -0-
      Donald C. Nebergall           67,089,612         4,850              -0-

   b. For the election of two Class II Directors of the Company by the Common
      Holders:

                                                                        Broker
                 Nominee                For          Withhold          Non-vote
                 -------                ---          --------          --------
      Michael D. Bills              47,371,352       1,480,765            -0-
      Kevin A. Mundt                44,652,126       4,199,991            -0-

2. Proposal to Ratify the Selection of Arthur Andersen LLP as Independent Public Accountants for 2001:

                                                                        Broker
                 For               Withhold          Abstain           Non-vote
                 ---               --------          -------           --------
             115,504,003            374,008           66,609              -0-

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

      (a) Exhibit 11 - Computation of earnings per common share is included herein as footnote 10 to the financial statements.

      (b)    Exhibit 12 - Statement regarding computation of ratios.

      (c)    Reports on Form 8-K filed during the quarter ended June 30, 2001:

The Company filed a Current Report on Form 8-K for the purpose of filing the $600 million revolving credit agreement entered into in May 2001.

The Company filed a Current Report on Form 8-K, dated May 31, 2001, for the purpose of filing a news release. The news release, dated May 31, 2001, announced the completion of the merger of VoiceStream Wireless and Deutsche Telekom. As a result, the VoiceStream Wireless shares were converted into 131,461,861 Deutsche Telekom AG ordinary shares and $570.0 million of cash. The current report was filed June 5, 2001.

The Company filed an amendment to the Current Report on Form 8-K, dated May 31, 2001, on June 22, 2001 for the purpose of providing information on the loss to be recorded as a result of the VoiceStream and Deutsche Telekom merger.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TELEPHONE AND DATA SYSTEMS, INC.
                        --------------------------------
                                  (Registrant)





Date   August 10, 2001                         /s/ Sandra L. Helton
     ------------------------                -----------------------------------
                                             Sandra L. Helton,
                                             Executive Vice President and
                                             Chief Financial Officer



Date   August 10, 2001                         /s/ D. Michael Jack
     ------------------------                -----------------------------------
                                             D. Michael Jack,
                                             Vice President and Controller
                                             (Principal Accounting Officer)