Form 10-Q
period 2001-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2001-11-13
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2001
OR
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 001-14157
TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 North LaSalle Street, Chicago, Illinois 60602

(Address of principal executive offices) (Zip Code)
Registrant's Telephone number, including area code: (312) 630-1900

Not Applicable

(Former address of principal executive offices) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes |X|     No  |_|
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common Shares, $.01 par value Series A Common Shares, $.01 par value	51,783,196 Shares 6,778,174 Shares

TELEPHONE AND DATA SYSTEMS, INC. 3rd QUARTER REPORT ON FORM 10-Q INDEX
                                                                        Page No.
                                                                        --------
Part I.  Financial Information

           Management's Discussion and Analysis of
              Results of Operations and Financial Condition               2-16

           Consolidated Statements of Income -
              Three Months and Nine Months Ended
              September 30, 2001 and 2000                                  17

           Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 2001 and 2000                18

           Consolidated Balance Sheets -
              September 30, 2001 and December 31, 2000                   19-20

           Notes to Consolidated Financial Statements                    21-28

Part II.  Other Information                                                29

Signatures                                                                 30

PART I. FINANCIAL INFORMATION
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Telephone and Data Systems, Inc. (“TDS” or the “Company”) is a diversified telecommunications company, which provides high-quality telecommunications services to over 4.2 million wireless telephone and wireline telephone customer units. TDS’s business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS’s expertise in customer-based telecommunications.

The Company conducts substantially all of its wireless telephone operations through its 82.1%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). U.S. Cellular provided 73.8% of TDS’s consolidated revenues and 73.9% of consolidated operating income in the first nine months of 2001. TDS Telecom provided 26.2% of consolidated revenues and 26.1% of consolidated operating income in 2001.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Operating Revenues increased 11% ($188.2 million) during the first nine months of 2001 primarily as a result of a 17% increase in customer units served. U.S. Cellular’s operating revenues increased 11% ($137.5 million) as customer units served increased by 489,000, or 17%, since September 30, 2000, to 3,379,000. TDS Telecom’s operating revenues increased 11% ($50.7 million) as total access lines increased by 125,400, or 18%, since September 30, 2000 to 821,800.

Operating Expenses rose 14% ($198.9 million) in the first nine months of 2001 reflecting growth in operations. U.S. Cellular's operating expenses increased 14% ($139.8 million) and TDS Telecom's expenses increased 17% ($59.1 million).

Operating Income decreased 3% to $331.2 million in the first nine months of 2001 from $341.9 million in 2000. U.S. Cellular’s operating income decreased 1% to $244.8 million in the first nine months of 2001 from $247.1 million in 2000 and its operating income margin, as a percentage of service revenues, decreased to 17.9% in 2001 from 20.0% in 2000. The decrease in U.S. Cellular’s operating margin was primarily the result of increased expenses to provide service, including increased cell sites and to improve customer service and retention. TDS Telecom’s operating income decreased 9% to $86.4 million in the first nine months of 2001 from $94.7 million in 2000 and its operating margin declined to 17.2% in 2001 from 21.0% in 2000. The decrease in TDS Telecom’s operating margin was primarily the result of expanded competitive local exchange ("CLEC") activities.

Investment and Other Income (Expense) totaled $(589.8) million in 2001 and $50.1 million in 2000.

Gain (Loss) on Cellular and Other Investments totaled $(644.9) million in the first nine months of 2001 and $25.6 million in the first nine months of 2000. TDS realized a pre-tax loss of $644.9 million as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG in May 2001. TDS received 131.5 million Deutsche Telekom AG ordinary shares and $570.0 million in exchange for its 35.8 million VoiceStream common shares. The loss was due to the decline in the market price of VoiceStream common stock between the time that TDS acquired the stock on May 4, 2000 and the closing date on May 31, 2001. In 2000, TDS recognized gains on the sale of non-strategic cellular interests and the settlement of a legal matter totaling $96.1 million and reduced its carrying value in TSR Wireless, a paging investment, by $70.5 million.

Investment Income, net, increased $21.7 million to $37.8 million in the first nine months of 2001. Investment income represents the Company’s share of income in unconsolidated entities in which the Company has a minority interest and follows the equity method of accounting. Investment income is net of amortization relating to these minority interests. Investment income in 2000 is net of equity losses and amortization of $14.6 million from the TSR Wireless paging investment while no such equity losses or amortization are included in 2001.

Interest Expense increased 8% ($5.4 million) in the first nine months of 2001. The increase in interest expense is primarily due to increased average short-term debt balances.

Income Tax Expense (Benefit) totaled a benefit of $(133.3) million in 2001 compared to an expense of $135.4 million in 2000. The benefit in 2001 was primarily due to the tax benefit recognized as a result of the loss on the VoiceStream/Deutsche Telekom merger. The effective tax rate was 37.6% in 2001 and 45.0% in 2000. The effective tax rate, excluding the effects of gains (losses) on cellular and other investments was 43.6% in 2001 and 41.8% in 2000.

Minority Share of (Income) Loss includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. The decrease in minority share of income primarily reflects the decrease in U.S. Cellular net income due to a decrease in gains from the sale of non-strategic cellular interests and the settlement of a legal matter. Gains increased minority share of income by $8.7 million in 2000.

                                                Nine Months Ended
                                                -----------------
                                                   September 30,
                                                 2001        2000       Change
                                               --------    --------    --------
                                                    (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Public Shareholders'              $(26,537)   $(35,347)   $  8,810
    Minority Shareholders' or Partners'          (7,186)     (6,801)       (385)
                                               --------    --------    --------
                                                (33,723)    (42,148)      8,425
  Other                                             932        (247)      1,179
                                               --------    --------    --------
                                               $(32,791)   $(42,395)   $  9,604
                                               ========    ========    ========

Income (Loss) From Continuing Operations totaled $(254.3) million, or $(4.34) per diluted share, in the first nine months of 2001, compared to $123.4 million, or $2.01 per diluted share, in the first nine months of 2000. Income (loss) from continuing operations in 2001 includes the loss, net of tax, on the VoiceStream/Deutsche Telekom merger totaling $385.2 million or $(6.56) per share. Income, excluding gains and losses, increased to $130.9 million, or $2.22 per diluted share, in 2001 from $126.9 million, or $2.06 per diluted share, in 2000. Earnings per share, excluding gains and losses, increased year-over-year due primarily to a $4.0 million increase in income from operations and a 2.4 million share reduction in weighted average diluted shares outstanding. A summary of income and diluted earnings per share from continuing operations and gains (losses) is shown below.

                                                        Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      2001              2000
                                                  -----------       -----------
                                                     (Dollars in thousands,
                                                    except per share amounts)
Income from Continuing Operations
  Operations                                      $   130,933       $   126,894
  Gains (Losses)                                     (385,223)           (3,471)
                                                  -----------       -----------
                                                  $  (254,290)      $   123,423
                                                  ===========       ===========

Diluted Earnings Per Share from
     Continuing Operations
  Operations                                      $      2.22       $      2.06
  Gains (Losses)                                        (6.56)             (.05)
                                                  -----------       -----------
                                                  $     (4.34)      $      2.01
                                                  ===========       ===========

Discontinued Operations. On May 4, 2000, Aerial Communications, Inc., TDS's then over 80%-owned PCS company was merged into VoiceStream. The gain on disposal of Aerial totaled $2.13 billion, or $34.82 per diluted share in 2000.

Extraordinary Item – loss on extinguishment of debt, net of tax, is related to U.S. Cellular satisfying $24.2 million carrying value ($55.5 million face value) of converted Liquid Yield Option Notes (LYONs) by paying $30.8 million in cash to the holders in the first nine months of 2001. A net loss of $5.7 million, or $(.10) per diluted share, was recorded to account for the difference between the conversion price and the carrying value of the LYONs.

In the first nine months of 2000, U.S. Cellular repurchased $47.1 million carrying value ($113.3 million face value) of LYONs for $75.8 million in cash resulting in a net loss of $24.4 million, or $(.40) per diluted share.

Cumulative Effect of Accounting Change, net of tax and minority interest, of $(3.8) million in 2000, or $(.06) per diluted share, reflects the implementation of Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”. U.S. Cellular defers recognition of cellular activation and reconnection fees to the accounting period when cellular service is provided to the customer. Under the prior method of accounting, cellular activation fees were recognized at the time the customer signed a cellular contract for service.

Net Income (Loss) Available to Common totaled $(260.3) million, or $(4.44) per diluted share, in the first nine months of 2001, compared to $2.2 billion, or $36.37 per diluted share, in the first nine months of 2000. Net loss in 2001 primarily reflects the loss resulting from the VoiceStream/Deutsche Telekom merger. Net income available to common in 2000 includes significant gains from the disposal of Aerial.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.1%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. The number of customer units served increased by 489,000, or 17%, since September 30, 2000, to 3,379,000.

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                               -----------------------   -----------------------
                                  2001         2000         2001         2000
                               ----------   ----------   ----------   ----------
                                             (Dollars in thousands)
Operating Revenue
  Retail service               $  360,689   $  317,476   $1,044,876   $  908,162
  Inbound roaming                  77,790       78,124      209,144      226,579
  Long-distance and other          40,839       38,272      110,419       97,887
                               ----------   ----------   ----------   ----------
    Service Revenue               479,318      433,872    1,364,439    1,232,628
  Equipment Sales                  21,706       17,569       51,643       45,965
                               ----------   ----------   ----------   ----------
                                  501,024      451,441    1,416,082    1,278,593
                               ----------   ----------   ----------   ----------

Operating Expenses
  System operations               119,160       93,884      320,596      262,432
  Marketing and selling            74,363       73,988      213,667      214,174
  Cost of equipment sold           31,721       34,430       93,737       99,081
  General and administrative      105,817       89,891      321,663      257,931
  Depreciation                     61,520       51,665      174,437      153,052
  Amortization                     15,766       15,037       47,196       44,783
                               ----------   ----------   ----------   ----------
                                  408,347      358,895    1,171,296    1,031,453
                               ----------   ----------   ----------   ----------
Operating Income               $   92,677   $   92,546   $  244,786   $  247,140
                               ==========   ==========   ==========   ==========

Operating revenue increased 11% ($137.5 million) in the first nine months of 2001 due primarily to the increase in customer units. However, total average monthly service revenue per customer decreased 6% ($3.18) to $46.66 in the first nine months of 2001 from $49.84 in 2000. The decline primarily reflects a decrease in roaming revenue per customer of $2.01 and retail service revenue per customer of $.99.

Retail service revenue (charges to U.S. Cellular’s customers for local systems usage and usage of systems other than their local systems) increased 15% ($136.7 million) in the first nine months of 2001 due primarily to the 17% customer growth. Average monthly local minutes of use per retail customer increased 38% to 208 in 2001 from 151 in 2000, while average local retail revenue per minute continued to decline in 2001. Competitive pressures and U.S. Cellular’s use of pricing and other incentive programs in order to stimulate overall usage resulted in a lower average revenue per minute of use. Average monthly retail service revenue per customer decreased 3% ($.99) to $35.73 in 2001 from $36.72 in 2000.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular’s cellular systems when roaming) decreased 8% ($17.4 million) in the first nine months of 2001. The decline in inbound roaming revenue in 2001 was a result of an increase in roaming minutes of use offset by a decrease in roaming revenue per minute due to the downward trend in negotiated rates. The increase in minutes of use was affected by certain pricing programs offered by other wireless companies. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular’s markets, thus driving an increase in U.S. Cellular’s inbound roaming minutes of use. Management anticipates that the growth rate in inbound roaming minutes of use will be slower throughout the remainder of 2001 and 2002 due to the new pricing programs being present in all periods of comparison. Additionally, as new wireless operators begin service in U.S. Cellular markets, roaming partners could switch their business to these new operators, further slowing the growth in inbound roaming minutes of use. It is also anticipated that average inbound roaming revenue per minute of use will continue to decline. Average monthly inbound roaming revenue per U.S. Cellular customer decreased 22% ($2.01) to $7.15 in 2001 compared to $9.16 in 2000. The decrease is attributable to a decrease in inbound roaming revenue compared to an increase in the U.S. Cellular customer base.

Long-distance and other revenue increased 13% ($12.5 million) in the first nine months of 2001 as the volume of long-distance calls billed by U.S. Cellular increased. Average monthly long-distance and other revenue per customer decreased 5% ($.19) to $3.78 in 2001 compared to $3.96 in 2000.

Operating expenses increased 14% ($139.8 million) during the first nine months of 2001. The increase is primarily related to costs incurred to provide service to the customer, increased general and administrative expense, and increased depreciation.

System operations expenses (costs to provide service) increased 22% ($58.2 million) and represented 23% of service revenues in 2001 and 21% in 2000. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. The increase in systems operations expense was due to a $15.7 million increase in the cost of maintaining the network, a $14.8 million increase in the cost of minutes used on the systems and a $27.4 million increase in the costs associated with customers roaming on other companies’ systems. Management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites and in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 2,804 from 2,430 at September 30, 2001 and 2000, respectively.

General and administrative expenses increased 25% ($63.7 million) and represented 24% of service revenues in 2001 and 21% in 2000. The overall increase in administrative expenses reflects the growing customer base and other expenses incurred related to the growth in U.S. Cellular’s business. Contributing to this increase was a 23% ($25.6 million) increase in employee-related costs associated with customer care centers and a 45% ($17.0 million) increase in customer retention-related costs including the cost to provide dual-mode phone units to customers who migrated from analog to digital rate plans.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. Marketing and selling expenses declined $0.5 million in the first nine months of 2001 while cost of equipment sold decreased 5% ($5.3 million). These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Equipment sales revenue increased 12% ($5.7 million) in the first nine months of 2001. Cost per gross customer addition decreased to $311 in 2001 from $331 in 2000. Gross customer activations increased to 823,000 in 2001 from 807,000 in 2000. The decrease in cost of equipment sold results from the lower average cost of units sold offset by a slight increase in units sold.

Depreciation expense increased 14% ($21.4 million) in 2001 primarily due to the 20% increase in average fixed assets since September 30, 2000. Increased fixed asset balances in 2001 resulted from the addition of new cell sites built to improve coverage and capacity in U.S. Cellular’s markets and from upgrades to provide digital service in more service areas.

Operating income decreased 1% ($2.4 million) to $244.8 million in the first nine months of 2001. The decrease was primarily driven by increased systems operation and general and administrative costs offset somewhat by increased revenues. Operating margin, as a percent of service revenue, decreased to 17.9% in 2001 compared to 20.0% in 2000.

Management expects service revenues to continue to grow during the remainder of 2001; however, management anticipates that average monthly revenue per customer will decrease in 2001 as local retail and inbound roaming revenue per minute of use decline. Additionally, expenses are expected to increase during the remainder of 2001 as U.S. Cellular incurs costs associated with customer growth, service and retention, and additional fixed assets.

Management continues to believe seasonal trends exist in both service revenue, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Additionally, competitors licensed to provide Personal Communication Services (PCS) have initiated service in certain of U.S. Cellular’s markets over the past several years. U.S. Cellular expects PCS operators to continue deployment of PCS throughout all of its market clusters during 2001 and 2002. U.S. Cellular’s management continues to monitor other wireless communications providers’ strategies to determine how this additional competition is affecting U.S. Cellular’s results. The effects of additional wireless competition have significantly slowed customer growth in certain of U.S. Cellular’s markets. Coupled with the recent downturn in the nation’s economy, the effect of increased competition has caused U.S. Cellular customer growth in these markets to be slower than expected in 2001. Management anticipates that overall customer growth will continue to be slower in the future, primarily as a result of the increase in the number of competitors in its markets.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone business through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total access lines served by TDS Telecom increased by 125,400, or 18%, since September 30, 2000 to 821,800. TDS Telecom’s incumbent local exchange (“ILEC”) subsidiaries served 650,200 access lines at September 30, 2001, a 9% increase over the 598,400 access lines at September 30, 2000. TDS completed the acquisition of Chorus Communications, Ltd., which added 42,500 access lines, in the third quarter of 2001.

TDS Telecom’s competitive local exchange (“CLEC”) subsidiaries served 171,600 access lines at September 30, 2001 compared to 98,000 access lines at September 30, 2000. TDS Telecom plans to expand its CLEC operations into certain mid-sized cities, which are geographically proximate to existing TDS Telecom ILEC markets.

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                     --------------------  --------------------
                                        2001       2000       2001       2000
                                     ---------  ---------  ---------  ---------
                                               (Dollars in thousands)
Local Telephone Operations
  Operating Revenue
    Local service                    $  45,251  $  42,447  $ 132,003  $ 124,660
    Network access and long-distance    79,484     71,545    231,562    212,673
    Miscellaneous                       19,753     18,681     54,084     53,912
                                     ---------  ---------  ---------  ---------
                                       144,488    132,673    417,649    391,245
                                     ---------  ---------  ---------  ---------
  Operating Expenses
    Operating expenses                  70,582     66,409    203,833    194,773
    Depreciation and Amortization       33,496     30,512     98,468     92,478
                                     ---------  ---------  ---------  ---------
                                       104,078     96,921    302,301    287,251
                                     ---------  ---------  ---------  ---------

 Local Telephone Operating Income    $  40,410  $  35,752  $ 115,348  $ 103,994
                                     ---------  ---------  ---------  ---------

Competitive Local Exchange Operations
  Operating Revenue                  $  30,157  $  22,246  $  85,404  $  61,382
                                     ---------  ---------  ---------  ---------
  Operating Expenses
    Operating expenses                  40,284     24,280    102,920     64,181
    Depreciation and Amortization        4,541      2,293     11,466      6,455
                                     ---------  ---------  ---------  ---------
                                        44,825     26,573    114,386     70,636
                                     ---------  ---------  ---------  ---------
   Competitive Local Exchange
       Operating (Loss)              $ (14,668) $  (4,327) $ (28,982) $  (9,254)
                                     ---------  ---------  ---------  ---------
Intercompany revenues                     (660)      (849)    (1,456)    (1,728)
Intercompany expenses                     (660)      (849)    (1,456)    (1,728)
                                     ---------  ---------  ---------  ---------
  Operating Income                   $  25,742  $  31,425  $  86,366  $  94,740
                                     =========  =========  =========  =========

Operating revenue increased 11% ($50.7 million) in the first nine months of 2001, reflecting primarily customer growth.

Revenue from local telephone operations increased 7% ($26.4 million) in the first nine months of 2001. Average monthly revenue per access line increased 3% ($2.17) to $76.28 in the first nine months of 2001 from $74.11 in the first nine months of 2000. Local service revenue increased 6% ($7.3 million) during 2001. Internal access line growth increased revenues by $3.5 million while the sale of custom calling and advanced features increased revenues by $2.4 million. Acquisitions increased revenues by $1.6 million. Average monthly local service revenue per access line was $24.11 in 2001 and $23.61 in 2000. Network access and long-distance revenue increased 9% ($18.9 million) during 2001. TDS Telecom began reselling long distance service to its customers in the second half of 2000. As of September 30, 2001, TDS Telecom was providing long distance service to 112,300 customers compared to 18,400 in 2000. Long-distance revenues increased by $12.8 million in 2001. Revenue generated from access minute growth due to increased network usage increased $3.5 million in 2001. Compensation from state and national revenue pools due to increased cost of providing network access increased $2.1 million in 2001. Average monthly network access and long-distance revenue per access line was $42.29 in 2001 and $40.29 in 2000. Miscellaneous revenue increased $0.2 million during 2001. Average monthly miscellaneous revenue per access line was $9.88 in 2001 and $10.21 in 2000.

Revenue from competitive local exchange operations increased 39% ($24.0 million) in the first nine months of 2001 as access lines served increased to 171,600 at September 30, 2001 from 98,000 at September 30, 2000.

Operating expenses increased 17% ($59.1 million) during 2001. Expenses from local telephone operations increased by 5% ($15.1 million) in the first nine months of 2001. Cash operating expenses increased by 5% ($9.1 million) in 2001 while depreciation and amortization increased 6% ($6.0 million). Cash expenses were essentially flat with the exception of costs associated with reselling long distance service, which increased by $8.7 million in 2001. Competitive local exchange operating expenses increased 62% ($43.8 million) in the first nine months of 2001 due primarily to the costs incurred to grow the customer base, provide competitive local exchange services and continue expansion into current and new markets.

Operating income decreased 9% ($8.4 million) to $86.4 million in the first nine months of 2001 due to increased costs for the expansion of competitive local exchange operations. Operating income from local telephone operations increased 11% ($11.4 million) to $115.3 million. Operating loss from competitive local exchange operations increased $19.7 million to $29.0 million.

Operating income from local telephone operations should remain fairly stable as compared to the first three quarters of 2001 with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings. Operating loss from competitive local exchange operations is expected to increase somewhat throughout 2001 due to costs associated with continued expansion into new markets.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Operating Revenues increased 12% ($69.5 million) during the third quarter of 2001 for reasons generally the same as the first nine months. U.S. Cellular revenues increased 11% ($49.6 million) in 2001. Retail service revenue increased 14% ($43.2 million) in the third quarter of 2001, while inbound roaming revenue decreased $0.3 million. Average monthly service revenue per customer was $47.92 in the third quarter of 2001 and $50.91 in 2000. TDS Telecom revenues increased 13% ($19.9 million) in the third quarter of 2001 due to the growth in ILEC operations ($11.8 million) and growth in CLEC operations ($7.9 million). Average monthly revenue per ILEC access line increased to $77.98 in the third quarter of 2001 from $74.11 in 2000.

Operating Expenses rose 16% ($75.1 million) during the third quarter of 2001 for reasons generally the same as the first nine months. U.S. Cellular expenses increased 14% ($49.5 million). System operations expense increased 27% ($25.3 million). Marketing and selling expenses, including cost of equipment sold, decreased 2% ($2.3 million). Cost per gross customer addition decreased to $285 in the third quarter of 2001 from $321 in 2000. Gross customer activations increased to 296,000 in the third quarter of 2001 from 283,000 in 2000. General and Administrative expense increased 18% ($15.9 million). Depreciation and amortization expense increased 16% ($10.6 million). TDS Telecom expenses increased 21% ($25.6 million) due to growth in ILEC operations ($7.2 million) and in CLEC operations ($18.3 million) for reasons generally the same as the first nine months.

Operating Income decreased 5% ($5.6 million) to $118.4 million in the third quarter of 2001. U.S. Cellular’s operating income increased $0.1 million while TDS Telecom’s operating income decreased 18% ($5.7 million). The decrease at TDS Telecom reflects the development of the CLEC activities.

Investment and Other Income (Loss) totaled $25.1 million in 2001 and $68.2 million in 2000.

Gain (Loss) on Cellular and Other Investments totaled $57.7 million in the third quarter of 2000 from the gain on the sale of non-strategic cellular interests and the settlement of a legal matter totaling $78.2 million and the write-down of TSR Wireless, a paging investment, by $20.5 million.

Investment Income increased $13.7 million to $20.7 million in the third quarter of 2001. Investment income in 2000 included $4.3 million of equity losses and amortization from TSR Wireless, which was fully written off by the end of 2000.

Interest Expense decreased 10% ($2.4 million) to $22.3 million in the third quarter of 2001 primarily due to the decrease in long-term debt. TDS paid down $65.5 million of Medium-Term Notes in July 2001. The outstanding LYON’s balance has decreased to $143.8 million at September 30, 2001 from $227.5 million in 2000, due to the conversion of LYON’s for cash and stock.

Income Tax Expense totaled $50.5 million in 2001, a decrease of $23.7 million from $74.2 million in 2000. The effective tax rate was 43.9% in 2001 and 46.0% in 2000. Excluding the effects of gains (losses) on cellular and other investments, the effective tax rate in 2000 was 42.0%.

Minority Share of (Income) Loss decreased $8.3 million in the third quarter of 2001 to $(11.6) million. The decrease in minority share of income primarily reflects the decrease in U.S. Cellular’s net income due to a decrease in gains from the sale of non-strategic cellular interests and the settlement of a legal matter. Gains increased minority share of income by $6.6 million in 2000.

                                                 Three Months Ended
                                                    September 30,
                                                --------------------
                                                  2001        2000       Change
                                                --------    --------    --------
                                                     (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Public Shareholders'               $ (9,898)   $(17,417)   $  7,519
    Minority Shareholders' or Partners'           (2,037)     (2,491)        454
                                                --------    --------    --------
                                                 (11,935)    (19,908)      7,973
  Other                                              352           6         346
                                                --------    --------    --------
                                                $(11,583)   $(19,902)   $  8,319
                                                ========    ========    ========

Income (Loss) From Continuing Operations totaled $52.9 million, or $.89 per diluted share, in the third quarter of 2001, compared to $67.2 million, or $1.11 per diluted share, in the third quarter of 2000. Income from continuing operations in 2000 includes gains, net of tax, totaling $20.4 million or $.34 per share. A summary of income and diluted earnings per share from continuing operations and gains (losses) is shown below.

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)
Income (Loss) from Continuing Operations
  Operations                                           $   52,944     $   46,773
  Gains (Losses)                                               --         20,428
                                                       ----------     ----------
                                                       $   52,944     $   67,201
                                                       ==========     ==========

Diluted Earnings Per Share from
      Continuing Operations
  Operations                                           $      .89     $      .77
  Gains (Losses)                                               --            .34
                                                       ----------     ----------
                                                       $      .89     $     1.11
                                                       ==========     ==========

Discontinued Operations. Loss on disposal of Aerial totaled $(2.6) million, or $(.04) per diluted share in the third quarter of 2000.

Extraordinary Item – loss on extinguishment of debt, net of tax, in the third quarter of 2001, is related to U.S. Cellular satisfying $12.0 million carrying value ($27.0 million face value) of converted LYONs by paying $13.5 million in cash to the holders. A net loss of $1.4 million, or $(.02) per diluted share, was recorded to account for the difference between the conversion price and the carrying value. In the third quarter of 2000, U.S. Cellular repurchased $36.5 million carrying value ($87.5 million face value) of LYONs for $59.3 million resulting in a net loss of $18.3 million, or $(.30) per diluted share.

Net Income (Loss) Available to Common totaled $51.4 million, or $.87 per diluted share, in the third quarter of 2001, compared to $46.2 million, or $.76 per diluted share, in the third quarter of 2000.

Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets” in July 2001. Among other provisions of SFAS 141 and 142, the Financial Accounting Standards Board requires that all future business combinations be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. For acquisitions completed after June 30, 2001, goodwill will not be amortized. The TDS acquisition of Chorus Communications, Ltd., was accounted for in accordance with SFAS 141 and 142. Goodwill in the amount of $168.9 million was recorded on the acquisition and will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Management is currently reviewing the final release of these statements to evaluate the impact on results of operations and financial position.

SFAS 143 “Accounting for Asset Retirement Obligations” was issued in June 2001 and will become effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. Management is currently reviewing the final release of this statement to evaluate the impact on results of operations and financial position.

SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” was issued in October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This SFAS replaces SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” but retains many of the fundamental provisions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Management is currently reviewing the final release of this statement to evaluate the impact on results of operations and financial position.

FINANCIAL RESOURCES AND LIQUIDITY

Cash Flows From Continuing Operating Activities. The Company is generating substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $512.7 million in the first nine months of 2001 compared to $597.9 million in 2000. The decline in cash flows from continuing operating activities was generally due to the changes in cash resulting from the fluctuations in working capital items. Operating cash flow (operating income plus depreciation and amortization) increased 4% ($24.1 million) in 2001.

Cash Flows From Continuing Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and maintain modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $299.3 million in the first nine months of 2001 and $300.3 million in 2000. TDS received $570.0 million cash from the VoiceStream/Deutsche Telekom merger in 2001. Capital expenditures required $521.5 million in 2001 and $301.7 million in 2000. Acquisitions, net of cash acquired, required $338.9 million in 2001 and $75.5 million in 2000. TDS acquired a majority interest in one cellular market, additional minority interests in majority owned markets and one telephone company in the first nine months of 2001. Interests in sixteen PCS markets were also acquired in 2001. TDS acquired a telephone company, a majority interest in two cellular markets and several minority cellular interests in the first nine months of 2000. The sales of non-strategic cellular interests and other investments provided $73.0 million in 2000.

The primary purpose of TDS’s construction and expansion strategy is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments. U.S. Cellular capital expenditures totaled $377.7 million in 2001 and $206.6 million in 2000 primarily representing the construction of cell sites and the change from analog radio equipment to digital radio equipment. TDS Telecom capital expenditures for its local telephone operations totaled $64.4 million in 2001 and $62.0 million in 2000 to accommodate growth in existing ILEC markets. Capital expenditures for CLEC operations totaled $79.4 million in 2001 and $33.1 million in 2000.

Cash Flows From Continuing Financing Activities. Cash flows from financing activities required $250.8 million in the first nine months of 2001 and $309.6 million in the first nine months of 2000. Notes payable required $57.9 million in 2001 and provided $271.0 million in 2000. The proceeds received from the VoiceStream/Deutsche Telekom merger were used to reduce notes payable in 2001. In July 2001, TDS paid $65.5 million to retire medium-term notes that were called at par. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $24.1 million in 2001 and $23.0 million in 2000. During the first nine months of 2001 and 2000, TDS repurchased 324,600 shares and 2.6 million shares, respectively, for an aggregate price of $30.3 million and $278.6 million, respectively. Cash required for the repurchase of common shares totaled $39.4 million in 2001 and $281.6 million in 2000. The difference between the purchase price and cash paid is due to the timing of settlements of trades from prior periods.

During the first nine months of 2001 and 2000, U.S. Cellular repurchased 323,000 and 3.1 million U.S. Cellular Common Shares, respectively, for an aggregate price of $15.8 million and $211.5 million respectively. Cash required for the repurchase of U.S. Cellular Common Shares totaled $25.8 million in 2001 and $206.8 million in 2000. The difference between the purchase price and cash paid is due to the timing of settlements of trades. In 2001, U.S. Cellular paid $30.8 million ($612,000 of which was included in accounts payable at September 30, 2001) and issued 550,000 U.S. Cellular Common Shares to satisfy the conversion of LYONs securities with a carrying value of $49.4 million. In 2000, U.S. Cellular repurchased or converted LYONs securities with a carrying value of $47.1 million for cash totaling $75.8 million ($11.0 million of which was included in accounts payable at September 30, 2000). U.S. Cellular also satisfied the conversion of LYONs securities with a carrying value of $34.5 million by issuing 784,000 U.S. Cellular Common Shares.

Cash Flows From Discontinued Operations. Cash outflows from discontinued operations totaled $6.6 million in 2000 reflecting primarily amounts borrowed from TDS to fund the operating activities of Aerial prior to the May 2000 merger.

LIQUIDITY

TDS and its subsidiaries had cash and temporary investments totaling $62.2 million at September 30, 2001. As of September 30, 2001, TDS had $1.2 billion of bank lines of credit (not including lines of credit available to U.S. Cellular) for general corporate purposes, $898 million of which were unused. In some cases, these line of credit agreements provide for borrowings at negotiated rates up to the prime rate, and in others, they provide for borrowings at rates based on contractual spreads over the London Interbank Borrowing Rate (“LIBOR”) of varying maturities.

U.S. Cellular’s capital additions budget for 2001 totals approximately $470-480 million, primarily to add cell sites to expand and enhance coverage, including adding digital service capabilities to its systems. At September 30, 2001, the remaining amount of capital spending approximated $92-102 million. This does not include any amounts that may be needed for construction of PCS licensed areas to be acquired. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash. U.S. Cellular’s operating cash flow totaled $579.5 million for the twelve months ended September 30, 2001, up 6% ($34.6 million) from 2000. In addition, U.S. Cellular had $500 million of bank lines of credit for general corporate purposes at September 30, 2001, $349 million of which were unused. These line of credit agreements provide for borrowings at LIBOR plus 19.5 basis points.

TDS Telecom’s capital additions budget for 2001 approximates $200 million. The local telephone companies are expected to spend approximately $105 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $95 million to expand current markets and enter new markets. At September 30, 2001, the remaining amount of capital spending approximated $41 million for local telephone companies and $16 million for the competitive local exchange companies. TDS Telecom plans to finance its construction program using primarily internally generated cash. TDS Telecom’s operating cash flow totaled $263.8 million for the twelve months ended September 30, 2001, up 5% ($11.9 million) from 2000.

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

TDS and U.S. Cellular continually review opportunities to acquire additional telecommunications companies and wireless spectrum to enhance their operations. TDS, with U.S. Cellular and TDS Telecom, continues to assess the makeup of cellular and telephone holdings in order to maximize the benefits derived from clustering. At September 30, 2001, U.S. Cellular had agreements, on its own behalf and through joint ventures, for the acquisition of certain PCS licenses for aggregate consideration of $39 million in cash. The licenses are predominantly 10 megahertz licenses in the Midwest. These transactions are expected to be completed by the first quarter of 2002.

On November 1, 2000 the United States Bankruptcy Court for the Western District of Wisconsin

confirmed a plan of financial reorganization for Airadigm Communications, Inc., a Wisconsin based wireless services provider. Under the terms of the plan of reorganization, TDS and an unrelated entity, have committed to provide funding to meet certain obligations of Airadigm. Airadigm continues to operate as an independent company providing wireless services. According to the plan of reorganization, under certain circumstances and subject to the FCC’s rules and regulations, TDS and the unrelated entity, or their respective designees, may each acquire certain PCS licenses for areas of Wisconsin and Iowa as well as other Airadigm assets. As of September 30, 2001, TDS had provided funding totaling $51.5 million to Airadigm. Under the plan of reorganization, TDS’s portion of the funding could possibly aggregate up to an additional $138 million.

U.S. Cellular is a limited partner in Black Crow Wireless L.P., which was a successful bidder for 17 PCS licenses in 13 markets for $283.9 million in the January 2001 FCC spectrum auction. As a result of its 85% economic interest in Black Crow, U.S. Cellular, as of September 30, 2001, had contributed $9.7 million in capital and loaned $45.5 million to Black Crow, and loaned $0.6 million to the general partner of Black Crow. The exact nature of U.S. Cellular’s financial commitment going forward will be determined as Black Crow develops its long-term business and financing plans. U.S. Cellular is committed to contributing capital along the lines of its partnership interest, and has committed to loan the general partner up to $20 million. U.S. Cellular has no other loan commitments but it is possible that U.S. Cellular will provide guarantees or the other financial undertakings to support Black Crow’s efforts at raising debt financing.

Thirteen of the 17 licenses for which Black Crow was the successful bidder were auctioned by the FCC, subject to the final outcome of certain judicial and administrative proceedings initiated by parties claiming to have continuing interests in such licenses. These 13 licenses, along with various other licenses were originally awarded by the FCC in prior auctions. The licenses were subsequently cancelled and reauctioned by the FCC after the winning bidders in these prior auctions were unable to make required payments to the FCC on a timely basis. One of the original winning bidders in the prior auctions which contested the FCC’s decision to revoke and reauction certain licenses recently obtained a ruling from the United States Court of Appeals for the District of Columbia Circuit in favor of that original winning bidder which held that the FCC’s cancellation of such licenses was illegal. On behalf of the FCC, the U.S. Department of Justice recently filed a Petition for Writ of Certiorari requesting review by the U.S. Supreme Court of this matter. The FCC also requested a stay of the ruling of the United States Court of Appeals for the District of Columbia Circuit pending the outcome of that Supreme Court review. In the event the original bidders are ultimately successful in reclaiming the cancelled licenses, Black Crow would receive a refund of payments made to the FCC for such licenses and only acquire four licenses in three markets for a total cost of $3.8 million, which would significantly reduce U.S. Cellular’s current and potential future financial commitments. Settlement discussions have recently been held between the FCC and certain successful bidders for other licenses in the same auction with respect to which Black Crow was the successful bidder. Black Crow has not been a direct participant in such discussions, and it is uncertain at this time whether such discussions will result in Black Crow obtaining any of such licenses.

TDS holds various investments in publicly traded companies valued at $2.5 billion as of September 30, 2001. These assets are held for investment purposes and are classified for financial reporting purposes as available-for-sale securities. TDS may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in these securities.

On October 15, 2001 TDS filed a debt shelf registration statement on Form S-3 with the Securities and Exchange Commission to permit TDS to issue, from time-to-time, up to $1 billion of various senior debt securities. The proceeds to be received from the sale of debt securities offered by the shelf registration statement may be used to refinance existing debt, fund acquisitions or for other general corporate purposes. Subject to the financial market conditions and other factors, TDS intends to issue an as yet undetermined amount of debt in the fourth quarter of 2001.

Management believes that internal cash flows and funds available from cash and cash equivalents, lines of credit, and longer-term financing commitments provide sufficient financial flexibility. TDS and its subsidiaries have access to public and private capital markets to help meet long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when and if capital requirements, financial market conditions and other factors warrant.

MARKET RISK

The Company is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of the Company’s debt is in the form of long-term fixed-rate notes, debentures and trust securities with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. TDS has not entered into financial derivatives to reduce its exposure to interest rate risks. There have been no material changes to TDS’s outstanding debt and trust securities instruments since December 31, 2000.

TDS owns a portfolio of marketable equity securities. The market value of these investments, principally Deutsche Telekom ordinary shares and Vodafone AirTouch plc American Depository Receipts, amounted to $2.5 billion at September 30, 2001. A hypothetical 10% decrease in the share prices of these investments would result in a $245.5 million decline in the market value of the investments.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

  general economic and business conditions, both nationally and in the regions in which TDS operates, changes in competition in the markets in which TDS operates, advances in telecommunications technology,
  changes in telecommunications regulatory environment,
  changes in the value of investments,
  pending and future litigation,
  acquisitions/divestitures of properties and or licenses,
  changes in growth in wireless customers, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets, and changes in growth of ILEC and CLEC customers, churn rates and mix of products and services offered in ILEC and CLEC markets.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

                           TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                           -------------------------------------------------
                                   CONSOLIDATED STATEMENTS OF INCOME
                                   ---------------------------------
                                               Unaudited
                                               ---------
                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                      ------------------------  ------------------------
                                                          2001         2000         2001         2000
                                                      -----------  -----------  -----------  -----------
                                                       (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  U.S. Cellular                                       $   501,024  $   451,441  $ 1,416,082  $ 1,278,593
  TDS Telecom                                             173,985      154,070      501,597      450,899
                                                      -----------  -----------  -----------  -----------
                                                          675,009      605,511    1,917,679    1,729,492
                                                      -----------  -----------  -----------  -----------
OPERATING EXPENSES
  U.S. Cellular                                           408,347      358,895    1,171,296    1,031,453
  TDS Telecom                                             148,243      122,645      415,231      356,159
                                                      -----------  -----------  -----------  -----------
                                                          556,590      481,540    1,586,527    1,387,612
                                                      -----------  -----------  -----------  -----------

OPERATING INCOME                                          118,419      123,971      331,152      341,880
                                                      -----------  -----------  -----------  -----------
INVESTMENT AND OTHER INCOME
  Interest and dividend income                              2,580        2,511       12,154        9,805
  Investment income, net of amortization                   20,657        6,932       37,832       16,142
  Gain (Loss) on cellular and other investments                --       57,743     (644,929)      25,594
  Other (expense), net                                      1,861        1,003        5,099       (1,432)
                                                      -----------  -----------  -----------  -----------
                                                           25,098       68,189     (589,844)      50,109
                                                      -----------  -----------  -----------  -----------
INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES            143,517      192,160     (258,692)     391,989
Interest expense                                           22,294       24,698       77,522       72,145
Minority interest in income of subsidiary trust             6,202        6,202       18,607       18,607
                                                      -----------  -----------  -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTEREST                      115,021      161,260     (354,821)     301,237
Income tax expense (benefit)                               50,494       74,157     (133,322)     135,419
                                                      -----------  -----------  -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST                                        64,527       87,103     (221,499)     165,818
Minority Share of (Income)                                (11,583)     (19,902)     (32,791)     (42,395)
                                                      -----------  -----------  -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   52,944       67,201     (254,290)     123,423
Discontinued Operations                                        --       (2,647)          --    2,125,787
                                                      -----------  -----------  -----------  -----------
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   52,944       64,554     (254,290)   2,249,210
Extraordinary Item - loss on extinguishment of debt,
  net of tax                                               (1,448)     (18,266)      (5,697)     (24,372)
Cumulative effect of Accounting Change net of tax and
  Minority interest                                            --           --           --       (3,841)
                                                      -----------  -----------  -----------  -----------
NET INCOME (LOSS)                                          51,496       46,288     (259,987)   2,220,997
                                                      -----------  -----------  -----------  -----------
Preferred Dividend Requirement                               (112)        (120)        (345)        (385)
                                                      -----------  -----------  -----------  -----------
NET INCOME (LOSS) AVAILABLE TO COMMON                 $    51,384  $    46,168  $  (260,332) $ 2,220,612
                                                      -----------  -----------  -----------  -----------

BASIC WEIGHTED AVERAGE COMMON SHARES (000s)                58,711       59,537       58,694       60,307

BASIC EARNINGS PER SHARE (Note 9)
  Income (loss) from continuing operations            $       .90  $      1.13  $     (4.34) $      2.04
  Net income (loss) available to common               $       .88  $       .78  $     (4.44) $     36.82
                                                      ===========  ===========  ===========  ===========

DILUTED EARNINGS PER SHARE (Note 9)
  Income (loss) from continuing operations            $       .89  $      1.11  $     (4.34) $      2.01
  Net income (loss) available to common               $       .87  $       .76  $     (4.44) $     36.37
                                                      ===========  ===========  ===========  ===========
DIVIDENDS PER SHARE                                   $       .135 $       .125 $       .405 $       .375
                                                      ===========  ===========  ===========  ===========
        The accompanying notes to financial statements are an integral part of these statements.
17

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------
                                                          Nine Months Ended
                                                            September 30,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
                                                         (Dollars in thousands)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net income (loss) from continuing operations           $(254,290)   $ 123,423
  Add (Deduct) adjustments to reconcile net income
    from continuing operations to net cash provided
    by operating activities
      Depreciation and amortization                        331,567      296,768
      Deferred taxes                                      (373,495)      16,808
      Investment income                                    (38,848)     (25,762)
      Minority share of income                              32,791       42,395
      (Gain) loss on cellular and other investments        644,929      (25,594)
      Noncash interest expense                               7,933       13,358
      Other noncash expense                                 14,776       29,729
      Proceeds from litigation settlement                       --       42,457
  Changes in assets and liabilities from operations
      Change in accounts receivable                        (45,702)     (19,528)
      Change in materials and supplies                      23,460       (3,313)
      Change in accounts payable                           (28,147)       5,282
      Change in accrued taxes                              201,407       83,656
      Change in other assets and liabilities                (3,663)      18,227
                                                         ---------    ---------
                                                           512,718      597,906
                                                         ---------    ---------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
  Capital expenditures                                    (521,461)    (301,749)
  Acquisitions, net of cash acquired                      (338,874)     (75,527)
  Investments in and advances to investment
    entities and license costs                               1,711       (3,681)
  Distributions from investments                            11,337       14,625
  Proceeds from investment sales                                --       72,973
  Cash received in VoiceStream/Deutsche Telekom merger     570,035           --
  Change in notes receivable                               (20,416)     (13,400)
  Other investing activities                                (1,598)       6,504
                                                         ---------    ---------
                                                          (299,266)    (300,255)
                                                         ---------    ---------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
  Long-term debt borrowings                                  4,055        1,752
  Repayments of long-term debt                             (79,142)     (11,689)
  Change in notes payable                                  (57,900)     271,000
  Dividends paid                                           (24,123)     (22,989)
  Repurchase of TDS Common Shares                          (39,441)    (281,641)
  Repurchase of U.S. Cellular Common Shares                (25,795)    (206,782)
  Repurchase and conversion of LYONs                       (30,149)     (64,836)
  Other financing activities                                 1,698        5,619
                                                         ---------    ---------
                                                          (250,797)    (309,566)
                                                         ---------    ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS                         --       (6,563)
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  (37,345)     (18,478)
CASH AND CASH EQUIVALENTS -
  Beginning of period                                       99,019      111,010
                                                         ---------    ---------
  End of period                                          $  61,674    $  92,532
                                                         =========    =========

         The accompanying notes to financial statements are an integral part of these statements.
18

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                    (Unaudited)
                                                   September 30,  December 31,
                                                       2001           2000
                                                   ------------   ------------
                                                      (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                        $     61,674   $     99,019
  Temporary investments                                     544          3,616
  Accounts receivable from customers and others         392,128        337,485
  Notes receivable                                       46,039            817
  Materials and supplies, at average cost                42,425         61,450
  Other current assets                                   33,101         24,713
                                                   ------------   ------------
                                                        575,911        527,100
                                                   ------------   ------------
INVESTMENTS
  Marketable equity securities                        2,455,097      4,121,904
  Intangible Assets
    Cellular license acquisitions costs, net          1,308,282      1,167,776
    Franchise costs and other costs, net                367,916        203,532
  Investments in unconsolidated entities                211,188        233,710
  Notes receivable                                      108,717        128,707
  Other investments                                      15,435         13,588
                                                   ------------   ------------
                                                      4,466,635      5,869,217
                                                   ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                       1,463,440      1,265,347
  TDS Telecom                                         1,012,232        920,678
                                                   ------------   ------------
                                                      2,475,672      2,186,025
                                                   ------------   ------------

OTHER ASSETS AND DEFERRED CHARGES                        66,011         52,267
                                                   ------------   ------------

    TOTAL ASSETS                                   $  7,584,229   $  8,634,609
                                                   ============   ============

         The accompanying notes to financial statements are an integral part of these statements.
19

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                       (Unaudited)
                                                      September 30, December 31,
                                                          2001          2000
                                                      -----------   -----------
                                                        (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                   $    15,964   $    15,639
  Notes payable                                           456,922       499,000
  Accounts payable                                        240,335       275,901
  Advance billings and customer deposits                   63,690        61,958
  Accrued interest                                         10,793        24,912
  Accrued taxes                                           223,004        17,904
  Accrued compensation                                     50,760        52,314
  Other current liabilities                                60,854        36,783
                                                      -----------   -----------
                                                        1,122,322       984,411
                                                      -----------   -----------

DEFERRED LIABILITIES AND CREDITS                        1,256,171     1,802,207
                                                      -----------   -----------

LONG-TERM DEBT, excluding current portion               1,064,310     1,172,987
                                                      -----------   -----------

MINORITY INTEREST in subsidiaries                         456,956       431,110
                                                      -----------   -----------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)      300,000       300,000
                                                      -----------   -----------

PREFERRED SHARES                                            7,442         7,827
                                                      -----------   -----------

COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                     556           555
  Series A Common Shares, par value $.01 per share             68            69
  Capital in excess of par value                        1,823,391     1,816,619
  Treasury Shares, at cost
    (3,885,000 shares and 3,716,000 shares, respectively)(407,604)     (383,501)
  Accumulated other comprehensive income                 (435,942)     (178,344)
  Retained earnings                                     2,396,559     2,680,669
                                                      -----------   -----------
                                                        3,377,028     3,936,067
                                                      -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 7,584,229   $ 8,634,609
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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

2.	Discontinued Operations

In September of 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. (“Aerial”), its then over 80%-owned personal communications services company, and VoiceStream Wireless Corporation (“VoiceStream”). The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock valued at $3.90 billion at closing. TDS recognized a gain of $2.13 billion, net of $1.48 billion in taxes, on this transaction. TDS had a basis in Aerial of $287.8 million, including deferred losses of $75.9 million from September 17, 1999 to May 4, 2000. TDS was released from its guarantees of Aerial’s long-term debt at the closing of the merger. In addition, the net settlement of intercompany amounts due from/to Aerial was repaid to TDS at the closing of the merger.

21 Summarized income statement information relating to discontinued operations, excluding any corporate charges and intercompany interest expense, is as follows:
                                             Nine Months Ended
                                               September 30,
                                                    2000
                                               ------------
                                               (Dollars in
                                                thousands)
Revenues                                       $     94,463
Expenses                                            164,148
                                               ------------
Operating (Loss)                                    (69,685)
Minority share of loss                               33,459
Other income                                        (29,533)
Interest expense                                     (8,605)
                                               ------------
(Loss) Before Income Taxes                          (74,364)
Income tax benefit                                   36,624
                                               ------------
  Net (Loss)                                        (37,740)
Losses deferred after measurement date               37,740
                                               ------------
Net Income(Loss) From Discontinued Operations  $         --
============
Summarized cash flow statement information relating to discontinued operations is as follows:
                                               Nine Months Ended
                                                 September 30,
                                                     2000
                                                 ------------
                                                 (Dollars in
                                                  thousands)
Cash flows from operating activities             $    (55,851)
Cash flows from financing activities                  108,180
Cash flows from investing activities                  (17,325)
                                                 ------------
Cash provided (used) by discontinued operations        35,004
(Increase) decrease in cash included in net
  assets of discontinued operations                   (41,567)
                                                 ------------
Cash flows from discontinued operations          $     (6,563
                                                 ============
3.	Recent Accounting Pronouncements

Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets” in July 2001. Among other provisions of SFAS 141 and 142, the Financial Accounting Standards Board requires that all future business combinations be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interest method. For acquisitions completed after June 30, 2001, goodwill will not be amortized. The TDS acquisition of Chorus Communications, Ltd., was accounted for in accordance with SFAS 141 and 142. Goodwill in the amount of $168.9 million was recorded on the acquisition and will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests at least annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. Management is currently reviewing the final release of these statements to evaluate the impact on results of operations and financial position.

SFAS 143 “Accounting for Asset Retirement Obligations” was issued in June 2001 and will become effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. Management is currently reviewing the final release of this statement to evaluate the impact on results of operations and financial position.

SFAS 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” was issued in

22
October 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This SFAS replaces SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” but retains many of the fundamental provisions. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Management is currently reviewing the final release of this statement to evaluate the impact on results of operations and financial position.

4.	Marketable Equity Securities

Marketable equity securities include the Company’s investments in equity securities, primarily Deutsche Telekom ordinary shares and Vodafone AirTouch plc American Depository Receipts. These securities are classified as available-for-sale and stated at fair market value.

Information regarding the Company's marketable equity securities is summarized below.
                                                     September 30,  December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                        (Dollars in thousands)
Available-for-sale Equity Securities
  Aggregate Fair Value                               $ 2,455,097    $ 4,121,904
  Adjusted Basis                                       3,202,368      4,417,328
                                                     -----------    -----------
  Gross Unrealized Holding Gains (Losses)               (747,271)      (295,424)
  Tax Effect                                             292,670        114,213
                                                     -----------    -----------
  Unrealized Holding Gains (Losses), net of tax         (454,601)      (181,211)
  Minority Share of Unrealized Holding Gains             (18,262)        (2,867)
                                                     -----------    -----------
  Net Unrealized Holding Gains (Losses)              $  (436,339)   $  (178,344)
                                                     ===========    ===========
5.	Common Stockholders' Equity

The TDS Board of Directors authorized the repurchase of up to 2.0 million TDS Common Shares in August 2000. As of September 30, 2001, TDS has repurchased 990,300 common shares under this program of which 324,600 were repurchased in the first nine months of 2001.

6.	Gain (Loss) on Cellular and Other Investments

Gain (Loss) on Cellular and Other Investments totaled $(644.9) million in the first nine months of 2001 and $25.6 million in the first nine months of 2000. TDS realized a pre-tax loss of $644.9 million as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG in May 2001. TDS received 131.5 million Deutsche Telekom AG ordinary shares and $570.0 million in exchange for its 35.8 million VoiceStream common shares. The loss was due to the decline in the market price of VoiceStream common stock between the time that TDS acquired the stock on May 4, 2000 and the closing date on May 31, 2001.

The sale of non-strategic cellular interests and the settlement of a legal matter in the first nine months of 2000 resulted in gains of $96.1 million. TDS reduced the carrying value of its paging investment by $70.5 million in the first nine months of 2000 to reflect the reduced valuations that the paging industry experienced.

23
7.	Other Comprehensive Income

The Company’s Comprehensive Income includes Net Income and Unrealized Gains from Marketable Equity Securities that are classified as “available-for-sale.” The following table summarizes the Company’s Comprehensive Income.

                                                         Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2001           2000
                                                     -----------    -----------
                                                       (Dollars in thousands)
  Accumulated Other Comprehensive Income (Loss)

    Balance, beginning of period                     $  (178,344)   $   179,071
                                                     -----------    -----------
    Add:
      Net unrealized gains (losses) on securities     (1,096,776)       (10,930)
      Income tax effect                                  438,163          5,618
                                                     -----------    -----------
                                                        (658,613)        (5,312)
      Minority share of unrealized gains (losses)         15,396         15,195
                                                     -----------    -----------

    Net unrealized gains (losses)                       (643,217)         9,883
                                                     -----------    -----------
    Net unrealized gain from unconsolidated entity           397             --
                                                     -----------    -----------
    Deduct:
      Recognized gains (losses) on securities           (644,929)            --
      Income tax expense (benefit)                       259,707             --
                                                     -----------    -----------
      Net recognized gains (losses) included
       in Net Income (Loss)                             (385,222)            --
                                                     -----------    -----------
    Net change in unrealized gains (losses)
     included in Comprehensive Income (Loss)            (257,598)         9,883
                                                     -----------    -----------
    Balance, end of period                           $  (435,942)   $   188,954
                                                     ===========    ===========

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                   -------------------------   -------------------------
                                       2001        2000        2001           2000
                                   ----------   ---------   ----------    ------------
                                               (Dollars in thousands)
Comprehensive Income (Loss)
 Net Income (Loss)                 $   51,496   $  46,288   $ (259,987)   $ 2,220,997
 Net change in unrealized
 gains (losses) on securities and
 from unconsolidated entity          (536,234)    (73,637)    (257,598)         9,883
                                   -----------   ---------    ---------    -----------
                                   $ (484,738)  $ (27,349)  $ (517,585)   $  2,230,880
                                   ===========  ==========  ===========   ============
8.	Extraordinary Item - Loss on Extinguishment of Debt

In 2001, U.S. Cellular satisfied the conversion of Liquid Yield Option Notes (LYONs) with a carrying value of $49.4 million by paying $30.8 million in cash ($612,000 of which was included in accounts payable at September 30, 2001) and issuing 550,000 U.S. Cellular Common Shares to the holders. A loss, net of taxes and minority interest, of $1.5 million, or $(0.02) per diluted share in the third quarter and $5.7 million, or $(0.10) per diluted share in the first nine months, was recorded to account for the difference between the conversion price and the carrying value of the LYONs converted for cash.

In 2000, U.S. Cellular repurchased LYONs with a carrying value of $47.1 million for $75.8 million in cash ($11.0 million of which was included in accounts payable at September 30, 2000). A loss, net of taxes and minority interest, of $(18.3) million, or $(0.30) per diluted share in the third quarter and $(24.4) million, or $(0.40) per diluted share in the first nine months, was recorded to account for the difference between the purchase price and the carrying value of the LYONs repurchased for cash. U.S. Cellular also satisfied the conversion of LYONs securities with a carrying value of $34.5 million by issuing 784,000 U.S. Cellular Common Shares.

9.	Earnings (Loss) Per Share

The amounts used in computing Earnings (Loss) per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                               ------------------------  ------------------------
                                                   2001         2000         2001         2000
                                               -----------  -----------  -----------  -----------
                                                (Dollars in thousands, except per share amounts)

Net Income (Loss) from Continuing Operations   $    52,944  $    67,201  $  (254,290) $   123,423
Less:  Preferred Dividends                            (112)        (120)        (345)        (385)
                                               -----------  -----------  -----------  -----------
Net Income (Loss) Available to Common from
  Continuing Operations Used in Basic Earnings
  (Loss) Per Share                                  52,832       67,081     (254,635)     123,038

Discontinued Operations                                 --       (2,647)          --    2,125,787
Extraordinary Item                                  (1,448)     (18,266)      (5,697)     (24,372)
Cumulative Effect of Accounting Change                  --           --           --       (3,841)
                                               -----------  -----------  -----------  -----------

Net Income (Loss) Available to Common used in
  Basic Earnings (Loss) Per Share              $    51,384  $    46,168  $  (260,332) $ 2,220,612
                                               ===========  ===========  ===========  ===========

Weighted Average Number of Common Shares
  Used in Basic Earnings (Loss) Per Share           58,711       59,537       59,694       60,307
                                               ===========  ===========  ===========  ===========

Basic Earnings (Loss) Per Common Share
  Continuing Operations                        $      0.90  $      1.13  $     (4.34) $      2.04
  Discontinued Operations                               --        (0.04)          --        35.24
  Extraordinary Item                                 (0.02)       (0.31)       (0.10)       (0.40)
  Cumulative Effect of Accounting Change                --           --           --        (0.06)
                                               -----------  -----------  -----------  -----------
                                               $      0.88  $      0.78  $     (4.44) $     36.82
                                               ===========  ===========  ===========  ===========
25

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                              -------------------------   -------------------------
                                                  2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
                                                 (Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common from
  Continuing Operations Used in Basic Earnings
  (Loss) Per Share                            $    52,832   $    67,081   $  (254,635)  $   123,038

Reduction in Preferred Dividends if Preferred
  Shares Converted into Common Shares                 103           109            --           338
Minority Income Adjustment                           (143)         (221)           --          (857)
                                              -----------   -----------   -----------   -----------

Net Income (Loss) Available to Common from
  Continuing Operations Used in Diluted Earnings
  (Loss) Per Share                                 52,792        66,969      (254,635)      122,519

Discontinued Operations                                --        (2,647)           --     2,125,787
Extraordinary Item                                 (1,448)      (18,266)       (5,697)      (24,372)
Cumulative Effect of Accounting Change                 --            --            --        (3,841)
                                              -----------   -----------   -----------   -----------
Net Income (Loss) Available to Common Used
  in Diluted Earnings (Loss) Per Share        $    51,344   $    46,056   $  (260,332)  $ 2,220,093
                                              ===========   ===========   ===========   ===========

Weighted Average Number of Common Shares
  Used in Basic Earnings (Loss) Per Share          58,711        59,537        58,694        60,307

Effect of Dilutive Securities
  Common Shares Outstanding if Preferred
    Shares Converted                                  238           254            --           209
  Stock Options                                       344           527            --           519
  Common Shares Issuable                               --            13            --            13
                                              -----------   -----------   -----------   -----------
Weighted Average Number of Common Shares
  Used in Diluted Earnings (Loss) Per Share        59,293        60,331        58,694        61,048
                                              ===========   ===========   ===========   ===========

Diluted Earnings (Loss) Per Common Share
  Continuing Operations                       $      0.89   $      1.11   $    (4.34)  $       2.01
  Discontinued Operations                              --         (0.05)          --          34.82
  Extraordinary Item                                (0.02)        (0.30)       (0.10)         (0.40)
  Cumulative Effect of Accounting Change               --           --           --           (0.06)
                                              -----------   -----------   -----------   -----------
                                              $      0.87   $      0.76   $    (4.44)   $     36.37
                                              ===========   ===========   ===========   ===========
The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

26
10.	Supplemental Cash Flow Information

Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. Those investments with original maturities of more than three months to twelve months are classified as temporary investments. Temporary investments are stated at cost, which approximates market value. Those investments with original maturities of more than 12 months are classified with other investments and are stated at amortized cost.

TDS acquired certain cellular and PCS licenses and one telephone company during each of the first nine months of 2001 and 2000. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed and Common Shares issued.

                                                          Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
                                                       (Dollars in thousands)
      Property, plant and equipment                    $  57,445    $  10,497
      Cellular licenses                                  132,010       18,761
      Notes receivable - other                                15      (10,000)
      Equity method investment in cellular interests          66       67,034
      Franchise costs                                    168,949       22,744
      Notes payable - other                              (15,822)          --
      Long-term debt                                      (8,796)     (19,108)
      Deferred credits                                    (3,690)        (700)
      Other assets and liabilities,
        excluding cash and cash equivalents                8,697      (12,589)
      Decrease in Minority interest                           --       (1,112)
                                                       ---------    ---------
      Decrease in cash due to acquisitions             $ 338,874    $  75,527
                                                       =========    =========

         The following table summarizes interest and income taxes paid, and other noncash transactions.

                                                            Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                            2001        2000
                                                         ---------   ---------
                                                         (Dollars in thousands)
      Interest Paid
        Continuing Operations                            $  82,260   $  70,691
        Discontinued Operations                                 --       2,112
      Income Taxes Paid (net of income tax refund
        received of $15,000 in 2000)                        45,708      29,158
      Common Shares issued by TDS for
        conversion of TDS Preferred Stock                      250         418
      Subsidiary common and treasury
        shares issued for conversion of long-term debt   $  25,192   $  34,466
27
11.	Business Segment Information

Financial data for the Company’s business segments for each of the three and nine month periods ended or at September 30, 2001 and 2000 are as follows:

     Three Months Ended                            TDS Telecom    TDS Telecom
     Or at September 30, 2001      U.S. Cellular        ILEC           CLEC       All Other (1)     Total
     ------------------------      -------------  -------------  -------------   -------------  -------------
           (Dollars in thousands)
     Operating revenues            $     501,024  $     144,488  $      29,497   $          --  $  675,009
     Operating cash flow                 169,963         73,906        (10,127)             --     233,742
     Depreciation and
       Amortization expense               77,286         33,496          4,541              --     115,323
     Operating income                     92,677         40,410        (14,668)             --     118,419
     Marketable Equity Securities             --             --             --       2,455,097   2,455,097
     Total Assets                      3,328,602      1,477,251        193,733       2,584,643   7,584,229
     Capital Expenditures          $     125,589  $      28,591  $      23,303   $          --  $  177,483

     Three Months Ended                            TDS Telecom    TDS Telecom
     Or at September 30, 2000      U.S. Cellular       ILEC           CLEC       All Other (1)     Total
     ------------------------      -------------  -------------  -------------   -------------  -------------
           (Dollars in thousands)
     Operating revenues            $     451,441  $     132,673  $      21,397   $          --  $  605,511
     Operating cash flow                 159,248         66,264         (2,034)             --     223,478
     Depreciation and
       Amortization expense               66,702         30,512          2,293              --      99,507
     Operating income                     92,546         35,752         (4,327)             --     123,971
     Marketable Equity Securities             --             --             --       4,731,812   4,731,812
     Total Assets                      2,918,385      1,219,813         99,387       4,833,176   9,070,761
     Capital Expenditures          $      76,835  $      30,553  $      18,970   $          --  $  126,358

     Nine Months Ended                             TDS Telecom    TDS Telecom
     or at September 30, 2001      U.S. Cellular       ILEC           CLEC       All Other (1)     Total
     ------------------------      -------------  -------------  -------------   -------------  -------------
           (Dollars in thousands)
     Operating revenues            $   1,416,082  $     417,649  $      83,948   $          --  $ 1,917,679
     Operating cash flow                 466,419        213,816        (17,516)             --      662,719
     Depreciation and
       Amortization expense              221,633         98,468         11,466              --      331,567
     Operating income                    244,786        115,348        (28,982)             --      331,152
     Marketable Equity Securities             --             --             --       2,455,097    2,455,097
     Total Assets                      3,328,602      1,477,251        193,733       2,584,643    7,584,229
     Capital Expenditures          $     377,721  $      64,369  $      79,371   $          --  $   521,461

     Nine Months Ended                             TDS Telecom    TDS Telecom
     or at September 30, 2000      U.S. Cellular       ILEC           CLEC       All Other (1)      Total
     ------------------------      -------------  -------------  -------------   -------------  -------------
           (Dollars in thousands)
     Operating revenues            $   1,278,593  $     391,245  $      59,654   $          --  $ 1,729,492
     Operating cash flow                 444,975        196,472         (2,799)             --      638,648
     Depreciation and
       Amortization expense              197,835         92,478          6,455              --      296,768
     Operating income                    247,140        103,994         (9,254)             --      341,880
     Marketable Equity Securities             --             --             --       4,731,812    4,731,812
     Total Assets                      2,918,385      1,219,813         99,387       4,833,176    9,070,761
     Capital Expenditures          $     206,633  $      61,988  $      33,128   $          --  $   301,749

(1) Consists of the TDS Corporate operations, all marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General’s ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case was removed to the U.S. District Court for the Southern District of Iowa. On August 7, 2000 the U.S. District Court in the Southern District granted the Attorney General’s motion to remand the case to state court. On September 15, 2000 the U.S. District Court in the Northern District dismissed U.S. Cellular’s Complaint in its entirety. U.S. Cellular has filed an appeal of the grant of the motion to dismiss the Northern District case. U.S. Cellular vigorously denies the allegations of the Iowa Attorney General in the case now remanded to state court and intends to vigorously contest this case.

Item 6. Exhibits and Reports on Form 8-K.

(a)		Exhibit 4 – The Indenture between TDS and BNY Midwest Trust Company, as Trustee, dated November 1, 2001 related to Senior Debt Securities.

(b)		Exhibit 11 - Computation of earnings per common share is included herein as footnote 9 to the financial statements.

(c)		Exhibit 12 - Statement regarding computation of ratios.

(d)		Reports on Form 8-K filed during the quarter ended September 30, 2001:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	November 13, 2001	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	November 13, 2001	/s/ D. Michael Jack

D. Michael Jack,
Vice President and Controller
(Principal Accounting Officer)

Signature page for the TDS 2001 Third Quarter Form 10-Q