Form 10-K405
period 2001-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2002-03-27
CIK 1051512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2669023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 North LaSalle Street, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number: (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $.01 par value	American Stock Exchange
8.5% TDS-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust	American Stock Exchange
8.04% TDS-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust	American Stock Exchange
7.60% Series A Notes due 2041	New York Stock Exchange

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

Yes  X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

        As of February 28, 2002, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $4.490 billion, $37.2 million and $20.1 million, respectively. The closing price of the Common Shares on February 28, 2002, was $87.15, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $87.15 times the number of Common Shares into which it was convertible on February 28, 2002.

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2002, is 51,824,928 Common Shares, $.01 par value, and 6,775,973 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2001 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 23, 2002, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Item 1.	Business	3
Item 2.	Properties	40
Item 3.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	41	(2)
Item 6.	Selected Financial Data	41	(3)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41	(4)
Item 8.	Financial Statements and Supplementary Data	41	(5)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 10.	Directors and Executive Officers of the Registrant	42	(6)
Item 11.	Executive Compensation	42	(7)
Item 12.	Security Ownership of Certain Beneficial Owners and Management	42	(8)
Item 13.	Certain Relationships and Related Transactions	42	(9)
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43

(1)
Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 2001 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2002 ("Proxy Statement").

(2)
Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

(3)
Annual Report section entitled "Selected Consolidated Financial Data."

(4)
Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5)
Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Information (Unaudited)" and "Report of Independent Public Accountants."

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
Proxy Statement section entitled "Security Ownership of Certain Beneficial Owners and Management."

(9)
Proxy Statement section entitled "Certain Relationships and Related Transactions."

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1. Business

        Telephone and Data Systems, Inc. ("TDS"), is a diversified telecommunications service company with wireless telephone and wireline telephone operations. At December 31, 2001, TDS served approximately 4.3 million customer units in 34 states, including 3,461,000 wireless telephones and 847,900 telephone access lines. U.S. Cellular provided 73.2% of TDS's consolidated revenues and 72.7% of consolidated operating income in 2001. TDS Telecom provided 26.8% of consolidated revenues and 27.3% of consolidated operating income in 2001. TDS also owns a substantial portfolio of investments in publicly traded telecommunications companies. TDS's long-term business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in providing customer focused telecommunications services.

        TDS conducts substantially all of its wireless operations through United States Cellular Corporation. At December 31, 2001, TDS owned 82.2% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96.0% of the combined voting power of both classes of common stock. U.S. Cellular is traded on the American Stock Exchange under the symbol "USM". At December 31, 2001, U.S. Cellular provided wireless telephone service to 3,461,000 customers through wireless systems serving 142 majority-owned ("consolidated") Federal Communications Commission ("FCC") licensed areas, which represent approximately 17% of the geography and approximately 9% of the population of the United States. Since 1985, when U.S. Cellular began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover eight market clusters in 25 states as of December 31, 2001. The cellular licenses that it manages cover a total population of more than one million in each cluster, and cover a total population of more than two million in four such clusters. Overall, 92% of U.S. Cellular's 27.4 million cellular population equivalents are in markets which are consolidated and 8% are in markets in which U.S. Cellular holds an investment interest.

        TDS conducts substantially all of its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). At December 31, 2001, TDS Telecom operated 109 Incumbent Local Exchange Carrier ("ILEC") telephone companies serving 650,700 access lines in 28 states. TDS Telecom is expanding by offering additional telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired 9 telephone companies since the beginning of 1997. These acquisitions added 63,800 access lines during this five-year period, while internal growth added 102,400 lines. TDS Telecom also began offering services as a Competitive Local Exchange Carrier ("CLEC") in 1998 in certain markets in certain mid-sized cities which are geographically proximate to existing TDS Telecom ILEC markets. At December 31, 2001, TDS Telecom's CLECs served 197,200 access lines in 4 states.

        TDS was incorporated in 1968 and changed its corporate domicile from Iowa to Delaware in 1998. TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

        Unless the context indicates otherwise: (i) references to "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries; (ii) references to "USM" or "U.S. Cellular" refer to United States Cellular Corporation and its subsidiaries; (iii) references to "TDS Telecom" refer to TDS Telecommunications Corporation and its subsidiaries; (iv) references to "MSA" or to a particular city refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas; (v) references to "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas; (vi) references to "MTA" refer to Metropolitan Trading Areas, used by the FCC in dividing the United States into PCS market areas for licenses in Blocks A and B; (vii) references to "BTA" refer to Basic Trading Areas, used by the FCC in dividing the United States into PCS market areas for licenses in Blocks C through F; (viii) references to "PCS" refer to personal communications services, (ix) references to cellular, PCS, or wireless "markets" or "systems" refer to MSAs, RSAs, MTAs, BTAs, or any combination thereof; and (x) references to "population equivalents" mean the population of a market, based on 2001 Claritas estimates, multiplied by the percentage interests that TDS owns or has the right to acquire in an entity licensed or designated to receive a license ("licensee") from the FCC to operate a cellular or PCS system in such market.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

        This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact, including the words "believes," "anticipates," "intends," "expects," and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

  •
  Increases in the level of competition in the markets in which TDS operates could adversely affect TDS's revenues or increase its costs to compete.

  •
  Advances or changes in telecommunications technology could render certain technologies used by TDS obsolete.

  •
  Changes in telecommunications regulatory environment could adversely affect TDS's financial condition or results of operations.

  •
  Changes in the supply or demand of the market for wireless licenses or telephone companies, increased competition, adverse developments in TDS's businesses or the industries in which TDS is involved and/or other factors could result in an impairment of the value of TDS's license costs and/or goodwill, which may require TDS to record a write down in the value of such assets.

  •
  Competition, construction delays and other challenges in executing TDS's expansion and development of its CLEC business could result in higher than planned losses, additional financing requirements and/or the write down of the CLEC assets if TDS is unable to successfully implement its plans in this business undertaking.

  •
  Continued depressed market values, continued declines thereof or other events evidencing an impairment in the value of TDS's investments in available-for-sale marketable equity securities that are other than temporary may require TDS to write down the value of such securities.

  •
  Settlement, judgments, restraints on its current manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS's financial condition, results of operations or ability to do business.

  •
  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and or licenses could have an adverse effect on TDS's financial condition or results of operations.

  •
  Changes in growth in the number of wireless customers, average revenue per unit, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on TDS's wireless business operations.

  •
  Changes in growth in the number of ILEC and CLEC customers, churn rates and mix of products and services offered in ILEC and CLEC markets could have an adverse effect on such TDS business segments.

  •
  Changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

  •
  Changes in general economic and business conditions, both nationally and in the regions in which TDS operates, could have an adverse effect on TDS's businesses.

        TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

U.S. Cellular Operations

        TDS's wireless operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular believes it is the eighth largest wireless company in the United States, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. U.S. Cellular's business development strategy is to operate cellular and PCS market licensees in areas adjacent to or in proximity to its other markets, thereby building clusters of operating markets. U.S. Cellular anticipates that clustering will continue to provide it certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as U.S. Cellular's clusters have grown, U.S. Cellular's focus has shifted to include exchanges and divestitures of managed and investment interests which are considered less essential to U.S. Cellular's clustering strategy.

        In addition to the cellular licenses it owns, U.S. Cellular also owns or has the right to acquire, through joint ventures, interests in personal communication service ("PCS") licenses in 28 Basic Trading Area ("BTA") markets. These interests represent 6.6 million population equivalents, 3.6 million of which are in markets which are adjacent to U.S. Cellular's cellular markets and 3.0 million of which overlap U.S. Cellular's cellular markets. U.S. Cellular owns 100% of the interests in certain of these PCS markets, and will include the operations of these markets in its consolidated results. In the other PCS markets, U.S. Cellular owns or has the right to acquire a limited partner interest in a joint venture and will include the operations of these markets in its consolidated results because U.S. Cellular is considered to have a controlling financial interest in these partnerships for financial reporting purposes.

        U.S. Cellular is a limited partner in a joint venture which was a successful bidder for 17 PCS licenses in 13 markets in the January 2001 FCC spectrum auction. The joint venture has acquired five of such licenses in four markets, which are included in the PCS markets discussed in the preceding paragraph, and has deposits with the FCC for the remaining 12 licenses in nine markets. With respect to these remaining licenses, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Due to the uncertainty surrounding the eventual ownership of these licenses, they are not included in U.S. Cellular's ownership interests as of December 31, 2001.

        The following table summarizes the status of U.S. Cellular's interests in wireless markets at December 31, 2001.

	Total	Cellular	PCS
Included in Consolidated Operations (1)	168	142	26
To Be Included in Consolidated Operations (2)	2	—	2

Total To Be Included in Consolidated Operations	170	142	28
Accounted for Using Equity Method (3)	28	28	—
Accounted for Using Cost Method (4)	6	6	—

Total Markets	204	176	28

(1)
U.S. Cellular owns a controlling interest in each of the 142 cellular market and 15 PCS markets. U.S. Cellular owns a noncontrolling limited partner interest in 11 PCS markets, and includes the operations of these markets in its consolidated results because U.S. Cellular is considered to have the controlling financial interest for financial reporting purposes.

(2)
U.S. Cellular has agreements to acquire noncontrolling limited partner interests in two PCS markets, and will include the operations of these markets in its consolidated results at the date of acquisition because U.S. Cellular will be considered to have the controlling financial interest for financial reporting purposes.

(3)
Represents cellular markets in which U.S. Cellular owns a noncontrolling interest and which are accounted for using the equity method. U.S. Cellular's investments in these markets are included in investment in unconsolidated entities on its balance sheet and its proportionate share of the net income of these markets is included in investment income on its income statement.

(4)
Represents cellular markets in which U.S. Cellular owns a noncontrolling interest and which are accounted for using the cost method. U.S. Cellular's investments in these markets are included in investment in unconsolidated entities on its balance sheet.

        Wireless systems in U.S. Cellular's 142 majority-owned markets served 3,461,000 customers at December 31, 2001, and contained 2,925 cell sites. The average penetration rate in U.S. Cellular's consolidated wireless markets was 13.48% at December 31, 2001, and the churn rate in all consolidated cellular markets averaged 1.9% per month for the twelve months ended December 31, 2001. Operational measures for U.S. Cellular's consolidated PCS markets were not material for 2001.

Wireless Telephone Operations

        The Wireless Telephone Industry.    Wireless telephone technology provides high-quality, high-capacity communications services to hand-held portable and in-vehicle wireless telephones. Wireless telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Wireless telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission; those systems which have digital radio capabilities offer additional features such as caller ID and short messaging services.

        Wireless telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers operating on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network and potentially other MTSOs. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network to complete the call. As the wireless telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

        The FCC currently grants two licenses to provide cellular telephone service in each cellular market. Multiple licenses have been granted in each PCS market, and PCS markets (BTAs and MTAs) overlap with cellular markets. As a result, PCS license holders can and do compete with cellular license holders for customers. Competition for customers also includes competing communications technologies, such as:

  •
  conventional landline telephone,

  •
  Specialized Mobile Radio ("SMR") systems,

  •
  mobile satellite communications systems, and

  •
  radio paging.

        PCS has become available in nearly all areas of the United States, including substantially all of U.S. Cellular's markets, and U.S. Cellular expects other wireless operators to continue deployment of PCS in portions of all of U.S. Cellular's clusters throughout 2002 and beyond. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems are proving to be competitive with cellular service in many of U.S. Cellular's markets.

        The services available to wireless customers and the sources of revenue available to wireless system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Wireless system operators also provide service to customers of other operators' wireless systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog cellular telephones be compatible in all market areas in the United States. Additionally, because U.S. Cellular has deployed digital radio technologies in substantially all of its service areas, its customers with digital or dual-mode (both analog and digital capabilities) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, U.S. Cellular can provide roaming service to other companies' customers who have compatible digital wireless telephones, including PCS customers. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

        There have been a number of technical developments in the wireless industry since its inception. Currently, while most companies' MTSOs process information digitally, on certain cellular systems the radio transmission is on an analog basis. All PCS systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular's operations in approximately two-thirds of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by U.S. Cellular in its remaining markets. In December 2001, U.S. Cellular announced its plans to deploy CDMA 1XRTT technology throughout all of its markets, over a three-year period ending in 2004.

        Digital radio technology offers several advantages, including greater privacy, less transmission noise, greater system capacity and potentially lower incremental costs to accommodate additional system usage. The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to continue for a few more years. Cellular and PCS operators have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the markets where they have begun operations.

        U.S. Cellular's Operations.    From its inception in 1983 until 1993, U.S. Cellular was principally in a start-up phase. Until 1993, U.S. Cellular's activities had been concentrated significantly on the acquisition of interests in cellular licensees and on the construction and initial operation of wireless systems. The development of a wireless system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. U.S. Cellular experienced operating losses and net losses from its inception until 1993. In the years since 1993, U.S. Cellular has significantly increased its operating cash flows and produced net income. Management anticipates further growth in wireless units in service and revenues as U.S. Cellular continues to expand through internal growth and as the PCS licenses acquired in 2001 become fully integrated into U.S. Cellular's operations. Expenses associated with this expansion may reduce the rate of growth in operating cash flows and operating income during the period of additional growth. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's operating cash flows and operating income to vary from quarter to quarter.

        While U.S. Cellular has produced operating income and net income since 1993, changes in any of several factors may reduce U.S. Cellular's growth in operating income and net income over the next few years. These factors include:

  •
  the growth rate in U.S. Cellular's customer base;

  •
  the usage and pricing of wireless services;

  •
  the cost to begin operations in new licensed areas;

  •
  the churn rate;

  •
  the cost of providing wireless services, including the cost of attracting and retaining customers;

  •
  continued competition from other wireless licensees and other telecommunication technologies; and

  •
  continuing technological advances which may provide additional competitive alternatives to wireless service.

        U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests include eight regional market clusters. See "U.S. Cellular's Wireless Interests."

        U.S. Cellular has acquired its wireless interests through the wireline application process for MSAs and RSAs, including settlements and exchanges with other applicants, and through acquisitions, including acquisitions from TDS and third parties.

Cellular Systems Development

        Acquisitions, Divestitures and Exchanges.    U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from clustering its markets. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, U.S. Cellular has completed exchanges of minority interests or controlling interests in its less strategic markets for controlling interests in markets which better complement its clusters. U.S. Cellular has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its clusters. In 2001, U.S. Cellular began acquiring interests in PCS markets. These markets are either adjacent to U.S. Cellular's current operations, thus expanding its current clusters, or are in territories in which U.S. Cellular currently operates, and will add spectrum capacity to those operations. Prior to 2001, U.S. Cellular had not substantially increased its population equivalents during the past five years, but had shifted the balance of its holdings between investment and operating interests. As a result of its acquisition activities, currently 90% of U.S. Cellular's interests are in markets where it is the operator or expects to manage.

        U.S. Cellular may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its market clusters and in other attractive markets. U.S. Cellular also seeks to acquire minority interests in markets where it already owns the majority interest and/or operates the market. There can be no assurance that U.S. Cellular, or TDS for the benefit of U.S. Cellular, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. U.S. Cellular plans to retain minority interests in certain wireless markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance U.S. Cellular's market clusters or may be sold for cash or other consideration. U.S. Cellular also continues to evaluate the disposition of certain controlling interests which are not essential to its corporate development strategy.

        Completed Acquisitions.    During 2001, U.S. Cellular, on its own behalf and through joint ventures, acquired majority interests in licenses in one cellular market and 26 PCS markets, representing a total population of 6.8 million, for $182.3 million. U.S. Cellular's proportionate ownership of the total population of 6.8 million represents 5.9 million population equivalents. Of these population equivalents, 3.0 million are in areas adjacent to U.S. Cellular's current operations and the remaining 2.9 million are in areas that overlap U.S. Cellular's current operations. The interests U.S. Cellular acquired through joint ventures are 100% owned by the joint ventures. Of the PCS interests acquired, interests representing a total population of 4.7 million are in 10 megahertz ("MHz") licenses, and the remaining interests are in 15 MHz - 30 MHz licenses.

        Pending Acquisitions.    As of December 31, 2001, U.S. Cellular had entered into agreements, through joint ventures, to acquire interests in PCS licenses in three markets. These interests, all in 10 MHz licenses, represent a total population of 911,000 and will be acquired in exchange for $18 million. Two of the three markets are adjacent to those in which U.S. Cellular already provides cellular service, and U.S. Cellular currently owns a PCS license in the third market through a joint venture. U.S. Cellular's proportionate ownership of the total population of 911,000 represents 644,000 population equivalents, all of which are in areas adjacent to U.S. Cellular's current operations. U.S. Cellular expects each of the pending transactions to be completed during the first half of 2002.

        U.S. Cellular is a limited partner in a joint venture that was a successful bidder for 17 licenses in 13 markets in the January 2001 FCC spectrum auction. The cost for the 17 licenses totaled $283.9 million. Although legally the general partner controls the joint venture, U.S. Cellular has included the joint venture in its consolidated financial statements because U.S. Cellular is considered to have the controlling financial interest for financial reporting purposes. The joint venture has acquired 5 of such licenses in 4 markets for a total of $4.1 million and has deposits with the FCC totaling $56.1 million for the remaining licenses (classified as a current asset at December 31, 2001). Subject to the final outcome of the proceedings discussed below, the joint venture's portion of the funding could possibly aggregate up to an additional $223.7 million to fund the acquisition of the remaining licenses. In addition, U.S. Cellular has agreed to loan the general partner up to $20 million that could be used by the general partner to fund its investment in the licenses.

        With respect to the remaining 12 licenses in 9 markets, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Following the reauction, one of the prior winning bidders obtained a court ruling that the FCC's actions were illegal. In an effort to resolve this matter, on November 15, 2001, the joint venture and other bidders in the reauction entered into a settlement agreement with the prior winning bidder and the FCC. However, the settlement agreement terminated due to the failure to satisfy a condition to obtain certain Congressional action by December 31, 2001. The U.S. Supreme Court has agreed to review this matter. In the event the prior winning bidder is successful in this litigation, the joint venture would receive a refund of its deposit of $56.1 million made to the FCC for such 12 licenses. The joint venture's financial requirements would then be limited to the 5 licenses in 4 markets that it acquired in 2001. If the FCC is successful in this litigation or the matter is otherwise resolved in a manner that will permit the joint venture to acquire the remaining licenses, the joint venture would be required to pay to the FCC the balance of the auction price for such licenses. The joint venture would likely then have significant financial requirements to build out such markets. The exact nature of U.S. Cellular's financial commitment going forward will be determined as the joint venture develops its long-term business and financing plans.

        U.S. Cellular maintains shelf registration of its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

Wireless Interests and Clusters

        U.S. Cellular operates clusters of adjacent wireless systems in almost all of its markets, enabling its customers to benefit from larger local service areas than otherwise possible. Customers may make outgoing calls and receive incoming calls within this area without special roaming arrangements. In addition to benefits to customers, clustering also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and have enabled U.S. Cellular to maintain a relatively low per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each cluster and network engineering considerations.

        U.S. Cellular may continue to make opportunistic acquisitions and exchanges which will complement its established market clusters. From time to time, U.S. Cellular may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

        U.S. Cellular owned interests in wireless telephone systems in 176 cellular markets and 26 PCS markets at December 31, 2001, representing 30.4 million incremental population equivalents (i.e., population equivalents based on interests in cellular and PCS markets which do not overlap with each other). Including the PCS interests to be purchased during 2002, U.S. Cellular owned or had the right to acquire 176 cellular markets and 28 PCS markets, representing 31.0 million incremental population equivalents, at December 31, 2001. The following table summarizes the changes in U.S. Cellular's incremental population equivalents in recent years.

	December 31,
	2001	2000	1999	1998	1997
	(Thousands of population equivalents)(1)
Included in Consolidated Operations (2)
Cellular	25,292	24,882	24,922	24,659	23,833
PCS	2,985	—	—	—	—
To Be Included in Consolidated Operations (3)
Cellular	—	127	—	—	—
PCS	644	—	—	—	—

Total Markets To Be Included in Consolidated Operations
Cellular	25,292	25,009	24,922	24,659	23,833
PCS	3,629	—	—	—	—
Accounted for Using Equity Method (cellular only) (4)	2,053	2,324	2,310	2,568	2,617
Accounted for Using Cost Method (cellular only) (5)	75	44	44	45	46

Total
Cellular	27,420	27,377	27,276	27,272	26,496
PCS	3,629	—	—	—	—

(1)
Based on 2001 Claritas estimates for all years.

(2)
Includes incremental population equivalents in markets in which U.S. Cellular owns a controlling interest at the end of each respective year, and in 2001 also includes incremental population equivalents in PCS markets in which U.S. Cellular owns a noncontrolling limited partner interest but U.S. Cellular is considered to have the controlling financial interest for financial reporting purposes.

(3)
In 2001, includes incremental population equivalents in markets in which U.S. Cellular has the right to acquire noncontrolling limited partner interests in PCS markets in which U.S. Cellular will be considered to have the controlling financial interest for financial reporting purposes. In 2000, includes population equivalents in a market in which U.S. Cellular had the right, pursuant to agreements pending at the end of the year, to acquire a controlling interest.

(4)
Includes population equivalents in markets in which U.S. Cellular owns noncontrolling interests at the end of each respective year, and which are accounted for using the equity method.

(5)
Includes population equivalents in markets in which U.S. Cellular owns noncontrolling interests at the end of each respective year, and which are accounted for using the cost method.

        The following section details U.S. Cellular's wireless interests, including those it owned or had the right to acquire as of December 31, 2001. The table presented therein lists clusters of markets that U.S. Cellular manages. It also shows PCS markets that could potentially become part of U.S. Cellular's clusters through management agreements with joint venture partners. U.S. Cellular's market clusters show the areas in which U.S. Cellular is currently focusing its development efforts. These clusters have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest and along corridors of economic activity. The number of population equivalents represented by U.S. Cellular's wireless interests may have no direct relationship to the number of potential wireless customers or the revenues that may be realized from the operation of the related wireless systems.

U.S. CELLULAR'S WIRELESS INTERESTS

        The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2001.

Cluster/Major Service Area	2001 Population(1)	Total Current and Acquirable Population Equivalents(1)
MIDWEST REGIONAL MARKET CLUSTER:
Wisconsin	4,425,000	4,372,000
Iowa	2,806,000	2,589,000
Illinois/Indiana	1,751,000	1,639,000
Missouri	905,000	905,000
PCS Markets Which Have No Current Operations	6,406,000	2,796,000

Total Midwest Regional Market Cluster	16,293,000	12,301,000

MID-ATLANTIC REGIONAL MARKET CLUSTER:
Eastern North Carolina/South Carolina	2,768,000	2,761,000
Virginia/North Carolina	1,388,000	1,380,000
West Virginia/Maryland/Pennsylvania/Ohio	1,399,000	1,274,000
PCS Markets Which Have No Current Operations	188,000	160,000

Total Mid-Atlantic Regional Market Cluster	5,743,000	5,575,000

NORTHWEST REGIONAL MARKET CLUSTER:
Washington/Oregon/Idaho	1,553,000	1,524,000
Oregon/California	1,086,000	1,086,000

Total Northwest Regional Market Cluster	2,639,000	2,610,000

FLORIDA/GEORGIA MARKET CLUSTER:
Florida/Georgia	1,806,000	1,806,000
PCS Markets Which Have No Current Operations	500,000	425,000

Total Florida/Georgia Market Cluster	2,306,000	2,231,000

TEXAS/OKLAHOMA/MISSOURI/KANSAS REGIONAL MARKET CLUSTER:
Texas/Oklahoma/Missouri/Kansas	2,202,000	1,545,000
PCS Markets With Current Operations	48,000	37,000
PCS Markets Which Have No Current Operations	166,000	135,000

Total Texas/Oklahoma/Missouri/Kansas Regional Market Cluster:	2,416,000	1,717,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET CLUSTER:	1,751,000	1,700,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET CLUSTER:
Eastern Tennessee/Western North Carolina	1,377,000	1,347,000
PCS Markets Which Have No Current Operations	105,000	76,000

Total Eastern Tennessee/Western North Carolina Market Cluster:	1,482,000	1,423,000

SOUTHERN TEXAS MARKET CLUSTER:	1,326,000	1,326,000

OTHER MARKETS(2):	482,000	283,000

Total Managed Markets	34,438,000	29,166,000
Markets Managed by Others		1,883,000

Total Population Equivalents		31,049,000

(1)
"2001 Population represents the total population of the licensed area in which U.S. Cellular has an interest, based on 2001 Claritas estimates. "Total Current and Acquirable Population Equivalents" represents U.S. Cellular's proportionate share of the population in the "2001 Population" column, based on the percentage in the "Total" column. In PCS markets, U.S. Cellular only includes the portion of the licensed PCS areas owned or to be acquired that are not already served by a cellular market in which U.S. Cellular owns an interest and manages. PCS markets that overlap cellular markets or other PCS markets are not included in the totals above.

(2)
U.S. Cellular owns controlling interests in those markets, but the markets are managed by a third party pursuant to a management agreement.

        System Design and Construction.    U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones, based on market and engineering studies which relate to specific markets. Engineering studies are performed by U.S. Cellular personnel or independent engineering firms. U.S. Cellular's switching equipment is digital, which reduces noise and crosstalk and is capable of interconnecting in a manner which reduces costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. At this time, however, approximately 75% of this traffic utilizes digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in virtually all aspects of U.S. Cellular's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

        In accordance with its strategy of building and strengthening market clusters, U.S. Cellular has selected high capacity digital wireless switching systems that are capable of serving multiple markets through a single MTSO. U.S. Cellular's wireless systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates. Otherwise, U.S. Cellular's systems will rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company, while generally improving system reliability. In addition, microwave facilities can be used to connect separate wireless systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate multiple systems. Microwave facilities can also be used to carry long-distance calls, which reduces the costs of interconnecting to the landline network.

        U.S. Cellular has continued to expand its Wide Area Network ("WAN") to accommodate various business functions, including:

  •
  order processing

  •
  over the air provisioning

  •
  automatic call delivery

  •
  intersystem handoff

  •
  credit validation

  •
  fraud prevention

  •
  call data record collection

  •
  network management

  •
  long-distance traffic and

  •
  interconnectivity of all of U.S. Cellular's MTSOs and cell sites.

        In addition, the WAN accommodates virtually all internal data communications between various U.S. Cellular office locations and its retail locations to process customer activations. The WAN is deployed in U.S. Cellular's regional customer service centers ("Customer Care Centers") for all customer service functions using U.S. Cellular's new billing and information system.

        Management believes that currently available technologies will allow sufficient capacity on U.S. Cellular's networks to meet anticipated demand over the next few years.

Costs of System Construction and Financing

        Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. U.S. Cellular, consistent with FCC control requirements, uses primarily its own personnel to engineer and oversee construction of each wireless system it owns and operates.

        The costs (exclusive of license costs) of the systems in which U.S. Cellular owns an interest have historically been financed through capital contributions or through certain vendor financing. In recent years, these funding requirements have been met with cash generated by operations, proceeds from debt and equity offerings and proceeds from the sales of wireless interests.

Marketing

        U.S. Cellular's marketing plan is centered around rapid penetration of its market clusters, increasing customer awareness of wireless service and reducing churn. U.S. Cellular achieves increasing customer awareness through the use of traditional media such as TV, radio, and print advertising. Recently, U.S. Cellular has increased its use of other media such as the Internet, direct marketing and telemarketing. U.S. Cellular has achieved rapid penetration of its markets through a combination of promotional advertising and broad distribution. U.S. Cellular supports a multi-channel distribution program, including direct sales, agents and retail service centers in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those media. U.S. Cellular maintains a relatively low customer churn by executing a vision centered around customer satisfaction, development of processes that are more customer-friendly, better training of frontline sales and support associates and the implementation of retention, churn modeling, and loyalty programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

        U.S. Cellular-owned and managed locations are designed to market wireless service to the consumer and small business segments in a familiar setting. In late 2000, U.S. Cellular expanded its e-commerce site to enable customers to purchase an expanded line of accessories online. U.S. Cellular anticipates that as customers become more comfortable with e-commerce, the Internet will become more of a robust marketing channel for sales of rate plans as well as accessories. To that end, U.S. Cellular continually modifies its Web site based on input from its customers. Traffic on its Web site is continually increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service and finding the locations of its stores and agents.

        U.S. Cellular believes that success is dependent on having operations decisions made close to the customer. It manages each cluster of markets with a local staff, including sales, engineering and in some cases installation personnel. U.S. Cellular operates six regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market wireless service to business customers. Retail sales associates work out of U.S. Cellular's approximately 450 U.S. Cellular owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

        U.S. Cellular continues to expand its relationships with agents, dealers and non-U.S. Cellular retailers to obtain customers, and at year-end 2001 had contracts with nearly 900 of these businesses aggregating nearly 1,500 locations. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular's agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular's dealers include car stereo companies, major appliance dealers, office supply dealers and mass merchants including national companies such as Wal-Mart, Best Buy, Radio Shack and Circuit City. No single agent, dealer or other non-U.S. Cellular retailer accounted for 10% or more of U.S. Cellular's operating revenues during the past three years.

        U.S. Cellular's Value Added Distributor agent channel, which complements U.S. Cellular's own distribution channels, is focused on the sale of U.S. Cellular's prepaid service product, TalkTracker®, to selected market segments.

        U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing U.S. Cellular's wireless service and to establish familiarity with U.S. Cellular's name. U.S. Cellular operates under a unified brand name and logo, U.S. CellularSM, across all its markets. In February 2001, U.S. Cellular established a new tag line, "We Connect With You"SM, and developed a new series of TV and radio commercials to support its renewed focus on the customer and customer satisfaction. Customers expect a high level of satisfaction from their wireless provider and U.S. Cellular intends to deliver excellent service to its customers.

        U.S. Cellular continues to actively advertise its digital service offerings through both television and radio advertising, resulting in a significant increase in the number of customers using U.S. Cellular's digital services during 2001, and as of year-end 2001 nearly 70% of U.S. Cellular's customers were using digital rate plans. Advertising is directed at gaining customers, improving customers' awareness of the U.S. CellularSM brand, increasing existing customers' usage of U.S. Cellular's services and increasing the public awareness and understanding of the wireless services offered by U.S. Cellular. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular supplements its advertising with a focused public relations program. This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of U.S. Cellular. These programs are aimed at supporting the communities in which U.S. Cellular serves. The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through U.S. Cellular's Stop Abuse From Existing programs, to supporting safe driving programs.

        The following table summarizes, by operating cluster, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's majority-owned and managed markets that were operational as of December 31, 2001.

Operating Clusters	Population(1)	Customers	Penetration
Midwest Regional Market Cluster	9,266,000	1,512,000	16.32%
Mid-Atlantic Regional Market Cluster	5,133,000	555,000	10.81
Northwest Regional Market Cluster	2,575,000	340,000	13.20
Florida/Georgia Regional Market Cluster	1,728,000	174,000	10.07
Texas/Oklahoma/Missouri/Kansas Regional Market Cluster	2,145,000	308,000	14.36
Maine/New Hampshire/Vermont Regional Market Cluster	1,709,000	264,000	15.45
Eastern Tennessee/Western North Carolina Regional Market Cluster	1,322,000	172,000	13.01
Southern Texas Market Cluster	1,320,000	79,000	5.98
Other Markets	472,000	57,000	12.08

	25,670,000	3,461,000	13.48%

(1)
Based on 2000 Claritas population estimates. In 2001, U.S. Cellular reported year-end market penetration based upon the prior year's population estimates (2000 Claritas). The prior year's population estimates were used for each of the previous quarter-end market penetration calculations during the year. Previously, U.S. Cellular used the current year's population estimates for reporting year-end market penetration. Had U.S. Cellular used 2001 Claritas population estimates as the basis for reporting 2001 year-end market penetration, the resulting market penetration would have been 13.12%.

Customers and System Usage

        U.S. Cellular provides service to a broad range of customers from a wide spectrum of demographic segments. U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, U.S. Cellular is providing wireless service to consumers and to customers who use their wireless telephones for mixed business and personal use as well as for security purposes. A major portion of U.S. Cellular's recent customer growth is from these segments.

        U.S. Cellular's wireless systems are used most extensively during normal business hours between 7:00 AM and 6:00 PM. On average, the retail customers in U.S. Cellular's consolidated markets used their wireless systems approximately 216 minutes per unit each month and generated retail service revenue of approximately $35.68 per month during 2001, compared to 157 minutes and $36.52 per month in 2000. Revenue generated by roamers using U.S. Cellular's systems ("inbound roaming"), together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit in consolidated markets to $46.28 during 2001. Average monthly service revenue per customer unit decreased approximately 6% during 2001. This decrease was primarily due to decreases in average revenue per minute of use from both retail customers and roamers, partially offset by an increase in the number of minutes used by both retail customers and roamers. Competitive pressures and U.S. Cellular's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2001. The decrease in inbound roaming revenue per minute was primarily due to the ongoing trend toward reduced per minute prices for roaming negotiated between U.S. Cellular and other wireless operators. U.S. Cellular anticipates that average monthly service revenue per customer unit will continue to decline in the future. However, this effect is more than offset by U.S. Cellular's increasing number of customers; therefore, U.S. Cellular expects total revenues to continue to grow for the next few years.

        U.S. Cellular's main sources of revenue are from its own customers and from inbound roaming customers. U.S. Cellular's roaming service allows a customer to place or receive a call in a wireless service area away from the customer's home service area. U.S. Cellular has entered into roaming agreements with operators of other wireless systems covering virtually all systems in the United States, Canada and Mexico. U.S. Cellular also has roaming agreements with most major PCS operators. Roaming agreements offer customers the opportunity to roam on these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular's system. The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer's carrier. The charge is billed by U.S. Cellular to the customer's home system, which then bills the customer. In some instances, based on competitive factors, many carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged to the carriers by other cellular carriers for roaming.

        The following table summarizes certain information about customers and market penetration in U.S. Cellular's consolidated operations.

	Year Ended or At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Majority-owned markets:
Wireless markets in operation (1)	142	139	139	138	134
Total population of markets in service (000s)	25,670	24,912	24,861	24,370	23,900
Customer Units:
at beginning of period (2)	3,061,000	2,602,000	2,183,000	1,710,000	1,073,000
acquired (divested) during period (3)	46,000	(24,000)	15,000	19,000	195,000
additions during period (2)	1,095,000	1,154,000	1,000,000	896,000	746,000
disconnects during period (2)	741,000	671,000	596,000	442,000	304,000
at end of period (2)	3,461,000	3,061,000	2,602,000	2,183,000	1,710,000
Market penetration at end of period (4)	13.48%	12.29%	10.47%	8.96%	7.15%
Consolidated revenues	$1,894,830	$1,716,640	$1,576,429	$1,315,535	$993,124
Depreciation expense	237,346	205,916	184,830	167,150	97,591
Amortization expense	63,312	59,782	45,142	39,629	34,788
Operating Income	317,212	292,313	255,842	176,075	129,543
Capital expenditures	503,334	305,417	277,450	320,417	318,748
Business segment assets	$3,725,014	$3,412,709	$3,331,590	$3,011,237	$2,508,916

(1)
Represents the number of markets in which U.S. Cellular owned controlling interest. The revenues and expenses of these cellular markets are included in U.S. Cellular's consolidated revenues and expenses.

(2)
Represents the approximate number of revenue-generating wireless telephones served by the wireless markets referred to in footnote (1). The revenue generated by such wireless telephones is included in consolidated revenues.

(3)
Represents the approximate number of revenue-generating wireless telephones added to or subtracted from U.S. Cellular's customer base during the period due to acquisitions or divestitures of wireless licenses.

(4)
Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Donnelley Marketing Service (1996) for 1997 or Claritas (1997-2000) for 1998-2001. In 2001, U.S. Cellular reported year-end market penetration based upon the prior year's population estimates (2000 Claritas). The prior year's population estimates were used for each of the previous quarter-end market penetration calculations during the year. Previously, U.S. Cellular used the current year's population estimates for reporting year-end market penetration. Had U.S. Cellular used 2001 Claritas population estimates as the basis for reporting 2001 year-end market penetration, the resulting market penetration would have been 13.12%. Total market population and market penetration amounts for prior years have been restated to conform to current period presentation.

Products and Services

        Wireless Telephones and Installation.    U.S. Cellular offers a full range of wireless telephones for use by its customers, including both analog and digital handsets. Features offered in some of the wireless telephones include hands-free calling, repeat dialing and others. In the systems where U.S. Cellular offers digital service, additional features such as caller ID and short messaging services are available on those wireless telephones. In U.S. Cellular's digital service areas, a majority of new customers are selecting dual-mode wireless telephones, which can be used on analog and digital networks, thereby enabling seamless roaming regardless of the customer's travel plans. New customers are selecting from a variety of portable wireless telephones. These units are stylish, compact, and fully featured as well as attractively priced. They appeal to newer segments of the customer population, especially a younger demographic group which looks at the wireless phone to some degree as a fashion statement.

        U.S. Cellular negotiates volume discounts with its wireless telephone suppliers. U.S. Cellular discounts wireless telephones to meet competition or to stimulate sales by reducing the cost of becoming a wireless customer. In these instances, where permitted by law, customers are generally required to sign a service contract with U.S. Cellular. U.S. Cellular also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

        U.S. Cellular has established service and/or installation facilities in many of its local markets to ensure quality installation and service of the wireless telephones it sells. These facilities allow U.S.

Cellular to improve its service by promptly assisting customers who experience equipment problems. Additionally, U.S. Cellular employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

        Wireless Services.    U.S. Cellular's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular's brand positioning. U.S. Cellular generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes enabling the customer to get more value for their money. Business plans are offered to companies to meet their unique needs. During 2000, U.S. Cellular introduced a national rate plan, SpanAmericaSM, where all calls regardless of where they are made or received are priced as a local call with no long distance or roaming charges. Additionally, U.S. Cellular redesigned its prepaid offering, TalkTracker®, based on customer input to make it more compatible with the lifestyles of the customers who want to buy this product.

        U.S. Cellular's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by U.S. Cellular include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

        Regulatory Environment.    The operations of U.S. Cellular are subject to FCC and state regulation. The wireless telephone licenses held by U.S. Cellular are granted by the FCC for the use of radio frequencies and are an important component of the overall value of the assets of U.S. Cellular. The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 ("Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the nation and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

        Licensing.    For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the application process, in the early 1980's, the FCC reserved one block of frequencies for non-wireline applicants and another block for wireline applicants. Subject to FCC approval, a cellular system may be sold to either a wireline or non-wireline entity.

        As of January 1, 2002, an entity which controls one cellular system in an MSA may also control the competing cellular system in that MSA. The FCC determined that wireless competition in MSAs among cellular, PCS and certain SMR carriers, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on MSA cellular cross-ownership. However, the FCC has retained the rule which prohibits any entity which controls a cellular system in an RSA from owning an interest exceeding five percent in another cellular system in the same RSA.

        As of January 1, 2002, no entity may have a controlling interest in more than 55 MHz of cellular, PCS, or "covered" SMR spectrum in a given RSA or MSA (the "Spectrum Cap"). Cellular systems have 25 MHz of spectrum, and PCS systems may have 10, 15, or 30 MHz of spectrum. However, on January 1, 2003, this spectrum cap will be eliminated, and the FCC will determine whether acquisition of wireless licenses is in the public interest on a case-by-case basis under criteria which have not yet been specified.

        The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

        The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding wireless construction permits or licenses to coordinate their proposed frequency usage with neighboring wireless licensees in order to avoid electrical interference between adjacent systems. The height and power of base stations in the wireless system are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.

        Beginning in 1996, the FCC has also imposed a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers, which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered by May 1998 on a staggered state-by-state basis. U.S. Cellular believes that it is in compliance with the FCC's tower registration requirements.

        Beginning in October 1997, wireless systems, which previously were "categorically excluded" from having to evaluate their facilities to ensure their compliance with federal "radio frequency" radiation requirements, were made subject to those requirements. As a result, all wireless towers of less than 10 meters in height, building mounted antennas and wireless telephones must comply with radio frequency radiation guidelines. Since October 1997, all new wireless facilities have had to be in compliance when they are brought into service. Since September 1, 2000, all existing facilities have had to be brought into compliance. U.S. Cellular believes that its facilities are in compliance with these requirements.

        Initial cellular telephone licenses were granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular's licenses which it applied to have renewed between 1994 and 2001 were renewed.

        All of U.S. Cellular's approximately 1,100 FCC licenses for the microwave radio stations it uses to link its cell sites with each other and with its MTSOs had to be renewed in 2001. All of those licenses were renewed for ten year terms. All newly obtained microwave licenses received ten year terms as well.

        U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy in its upcoming renewal filings. Accordingly, U.S. Cellular believes that current regulations will have no significant effect on its operations and financial condition. However, changes in the regulation of wireless operators or their activities and of other mobile service providers could have a material adverse effect on U.S. Cellular's operations.

        The FCC has also provided that five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties. U.S. Cellular's strategy with respect to system construction in its markets has been to build cells covering areas within such markets that U.S. Cellular considers economically feasible to serve or might conceivably wish to serve and to do so within the five-year period following issuance of the license. However, U.S. Cellular has also filed many unserved area applications and these applications have generally been routinely granted. In cases where applications for unserved areas are filed which are mutually exclusive and would result in overlapping service areas, the FCC decides between the competing applicants by an auction process.

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

        Recent Events.    There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on wireless carriers. Enhanced 911 capabilities will enable wireless systems to determine the precise location of persons making emergency calls. The new rules will require wireless carriers to work with local public safety officials to process 911 calls, including those made from mobile telephones not registered with the wireless system. Since April 1998, wireless carriers have had to be able to identify the cell from which the call has been made. The rules will require wireless systems to improve their ability to locate wireless 911 callers during 2002.

        U.S. Cellular filed a request for waiver of the FCC's E-911 deployment requirements on September 10, 2001, and supplemented that request on November 30, 2001. It seeks a waiver of the FCC's E-911 Rules to permit deployment of U.S. Cellular's preferred technological approach to meeting the FCC's location finding accuracy requirements after the deadlines provided in the relevant rule. U.S. Cellular believes its arguments for waiver are meritorious. However, there is no guarantee that its request for waiver will be granted or that U.S. Cellular will not be subject to FCC sanctions, including monetary forfeitures, for failure to comply with the requirements.

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

        Cellular and broadband PCS providers must also be capable, by November 2002, of receiving from the numbering authorities telephone numbers in "blocks" of 1,000, rather than 10,000, as has been the case previously. This is intended to conserve telephone numbers, and extend the life of the current numbering system.

        U.S. Cellular is working to comply with both the number portability and number block requirements, which will be complex and require extensive capital investment.

        In another proceeding, the FCC in 1996 adopted rules regarding the method by which wireless carriers and LECs shall compensate each other for interconnecting wireless and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and wireless carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by wireless carriers to LECs. Symmetrical and reciprocal compensation means they must pay each other at the same rate. Interconnection rate issues will be decided by the states. Wireless carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result was favorable to the wireless industry and somewhat unfavorable to LECs.

        The FCC is currently considering a proposal to eliminate reciprocal compensation between wireless carriers and LECs and to move toward a so-called "bill and keep" system. If adopted, this change in the rules would also be favorable to wireless carriers, as wireless customers still make more calls to wireline customers than vice versa.

        The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

        The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by access charges and other payments by interexchange carriers to LECs. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous period of time, began in 1998. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances under the new systems if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the state of Washington and has received "high cost" payments for services provided to high cost areas within that state. U.S. Cellular has also sought FCC clarification of the standards under which wireless eligible telecommunications carriers will be designated.

        Under a 1994 federal law, the Communications Assistance to Law Enforcement Act ("CALEA"), all telecommunications carriers, including U.S. Cellular and other wireless licensees, had to implement by June 30, 2000, certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. In August 1999, the FCC added certain additional capabilities necessary to meet requirements of such act, which were to become applicable by September 2001. However, the September 2001 deadline for implementing those capabilities was rendered inapplicable by an August 2000 decision of the U.S. Court of Appeals for the District of Columbia Circuit, which found that the FCC's decision to add most of those capabilities had not complied with CALEA. The FCC subsequently postponed that deadline, as it reconsiders which of the additional capabilities to impose. Also, issues remain as to when carriers may obtain reimbursement from the federal government for upgrades related to such requirements. The FCC did retain a November 2001 deadline for the provision by carriers to law enforcement authorities of certain "packet-switched" data. U.S. Cellular has asked the FCC for a two year postponement of its obligation to comply with that requirement and its request is pending. If the FCC refuses to grant the waiver request, it could impose sanctions, including monetary forfeitures, on U.S. Cellular for failure to comply with the requirements. U.S. Cellular will work diligently to comply with all applicable requirements of CALEA in cooperation with industry groups and standard setting bodies when its requirements have been clarified.

        The FCC has recently taken action in proceedings: (1) to ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information; though the validity of these rules is still doubtful, due to a 1999 court order; (3) to require improved access to telecommunications facilities by persons with disabilities; and (4) to set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

        The FCC also has a pending proceeding to implement requirements for wireless providers to set interstate interexchange rates in each state at levels no higher than the rates charged to subscribers in any other state. U.S. Cellular will monitor that proceeding and comply with new federal requirements as they become applicable.

        The FCC has recently begun three proceedings which may have a considerable impact on wireless carriers. In the first, the FCC has sought comment on whether CMRS carriers may impose "access charges" on interexchange carriers for interconnecting with their facilities. It is uncertain whether such charges may be lawfully imposed and U.S. Cellular has not previously attempted to collect them. In the second proceeding, the FCC is considering whether CMRS carriers may obtain the use of certain facilities from wireline carriers (for example, for telephone lines linking cell sites) at the unbundled network element ("UNE") prices now charged to CLECs, which are lower than those charged to CMRS carriers. If the FCC decides that CMRS carriers can impose access charges and may obtain the use of wireline facilities at UNE prices, those results would be favorable to wireless carriers. In the past, however, U.S. Cellular has usually employed microwave facilities, and not leased wireline facilities, to link its cell sites.

        In another proceeding, the FCC is also considering allowing Mobile Satellite Service ("MSS") licensees to offer terrestrial wireless service in competition with CMRS carriers. If the FCC permits MSS licensees to offer terrestrial service that increased competition this could be unfavorable to existing CMRS carriers.

        The FCC has allocated a total of 140 MHz to broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of the 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). As noted above, as of January 1, 2002, the relevant FCC Spectrum Cap Rule provides that one entity may control 55 MHz of CMRS spectrum per market, with the exception that no one entity may control the two cellular licensees in a single RSA. Also, even above the 55 MHz spectrum cap, cellular operators and those entities under common ownership with them are permitted to participate in the ownership of PCS licenses, except for licenses for PCS service areas in which the cellular operator owns a 20% or greater interest in a cellular licensee and the service area of which covers 10% or more of the population of the PCS service area. As of January 1, 2003, the spectrum cap will be abolished and the FCC will review wireless acquisitions on a case-by-case basis.

        PCS technology is similar in many respects to cellular technology. Where it has become commercially available, this technology is capable of offering capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with U.S. Cellular's operations in the markets where PCS systems have begun operations. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by U.S. Cellular. There can be no assurance that U.S. Cellular will not be adversely affected by such technological and regulatory developments.

        In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 747-762 MHz and 777-792 MHz spectrum bands. That spectrum is to be auctioned, beginning in June 2002. Subsequently, the FCC adopted service rules for the 688-746 MHz band which is also scheduled to be auctioned in June 2002. The majority of the spectrum in these bands will be auctioned in large regional service areas, although there will be some portion available which covers individual MSA and RSA markets. There will be no eligibility restrictions on participation in the auctions for this spectrum. Cellular and PCS carriers and other entities will be eligible to bid in the auction. Use of the spectrum by licensees selected in the auction may be affected by the presence of incumbent broadcast licensees on some of the auctioned frequencies through at least December 31, 2006.

        There is also pending before the FCC a proceeding to allocate frequencies for third generation wireless use. It had been proposed that the bulk of this spectrum would come from spectrum now allocated to the Federal Government. However, that allocation is now in doubt and it is uncertain what spectrum will be allocated or when it will be. Third generation wireless is intended to provide high speed data services, as well as full motion video and other advanced wireless services. U.S. Cellular expects to provide advanced wireless services to its customers in accordance with customer demand and what is commercially reasonable.

        State and Local Regulation.    U.S. Cellular is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of wireless systems into service and the rates charged by wireless systems to customers. The siting and construction of the wireless facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed. In addition, states may still regulate other terms and conditions of wireless service.

        In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of CMRS carriers, even if such activities might have an incidental effect on wireless rates. The full implications of that ruling are not yet known, though it could lead to more state regulation of CMRS carriers particularly from the standpoint of consumer protection.

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

        The FCC has adopted rules specifying standards and the methods to be used in evaluating radiofrequency emissions from radio equipment, including network equipment and handsets used in connection with commercial mobile radio service. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit's ruling. U.S. Cellular's network facilities and the handsets it sells to customers comply with these standards.

        Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Although some studies have suggested that radio frequency emissions may cause certain biological effects, all of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Research and studies are ongoing. These concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on U.S. Cellular's results of operations. Several class action lawsuits have been filed against several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The lawsuits seek substantial monetary damages as well as injunctive relief. There can be no assurance that such lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular.

Competition

        In markets where it owns and operates cellular licenses, U.S. Cellular's principal competitors for wireless telephone service in each market are the licensees of the second cellular system in that market and any PCS or ESMR licensees. Since each of these competitors operates its system using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers between these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. The competing entities in many of the markets in which U.S. Cellular has an interest have financial resources which are substantially greater than those of U.S. Cellular and its partners in such markets.

        The FCC's rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

        U.S. Cellular expects wireless operators to continue deployment of PCS in portions of all of U.S. Cellular's clusters throughout 2002 and beyond. In recent years, ESMR providers have initiated service in many of U.S. Cellular's markets. Although less directly a substitute for other wireless services, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

        Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for wireless systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for land-based cellular systems in such areas. Some initial deployments have been made and service is now being provided in certain areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service, PCS or ESMR service to provide for more competitors in each market.

TDS Telecom Operations

Overview

        TDS's telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a wholly owned business unit of TDS. TDS Telecom's corporate headquarters are located in Madison, Wisconsin. TDS Telecom is a holding company providing high-quality telecommunication services, including full-service local exchange service, long-distance telephone service, and Internet access, to rural and suburban communities. TDS Telecom has 109 telephone company subsidiaries, ranging in size from approximately 500 to 67,000 access lines, that are considered Incumbent Local Exchange Carriers ("ILEC"). An ILEC is an independent local telephone company that traditionally has had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom served approximately 650,700 access lines in 28 states through its ILEC subsidiaries at December 31, 2001. TDS Telecom also provides telecommunications services as a Competitive Local Exchange Carrier ("CLEC") through its subsidiaries—TDS METROCOM and USLink.

        The table below sets forth, as of December 31, 2001, the nine largest states of TDS Telecom's ILEC operations based on the number of access lines and the total number of access lines operated by all of the telephone subsidiaries of TDS Telecom.

State	Number of Access Lines at December 31, 2001	% of Total
Wisconsin	151,237	23.2%
Tennessee	103,330	15.9
Georgia	48,892	7.5
Minnesota	34,546	5.3
Indiana	30,836	4.7
Alabama	27,760	4.3
Maine	26,747	4.1
Michigan	25,930	4.0
New York	25,890	4.0

Total for 9 Largest States	475,168	73.0
Other States	175,532	27.0

Total	650,700	100.0%

        TDS Telecom provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Regional Bell Operating Companies ("RBOCs"), which purchase network access from TDS Telecom. In 2000, TDS Telecom entered the resale long distance business in its ILEC markets and served 125,300 long distance customers at December 31, 2001, an increase from 40,500 at December 31, 2000.

        In 1998, TDS Telecom began providing telecommunications services as a CLEC in the greater Madison and Appleton areas of Wisconsin under the TDS METROCOM brand name and in Minnesota markets including Minneapolis/St. Paul under the USLink brand name. CLEC is a term that depicts companies that enter the operating areas of traditional telephone companies to offer local exchange service and other telephone services. In 2001, TDS METROCOM began providing service in Lake County, Illinois and southern Michigan. TDS Telecom served approximately 197,200 access lines through its CLEC subsidiaries at December 31, 2001.

        Future growth in telephone operations is expected to be derived from providing service to new or presently underserved customers, expanding service in the areas currently served by TDS Telecom and others, upgrading existing customers to higher grades of service and increasing penetration of services. Additionally, growth is expected from increased usage of the network through both local and long-distance calling, additional services made possible by advances in technology, and the acquisition or development of additional ILEC and CLEC operations.

        TDS Telecom is committed to offering its customers a full complement of telecommunications services and bundles those services in customer friendly packages to provide a single source for its customers' telecommunication needs. TDS Telecom intends to provide its customers with expanded communications products and services covering their local, long distance and data needs.

        The following table summarizes certain information regarding TDS Telecom's telephone operations:

	Year Ended or At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
ILEC Access lines (1)	650,700	601,200	571,700	547,500	515,500
% Residential	77.5%	78.1%	77.9%	78.1%	78.3%
% Business (nonresidential)	22.5%	21.9%	22.1%	21.9%	21.7%
CLEC Access lines	197,200	112,100	65,900	34,100	—
Internet Customers:
ILEC	117,500	72,100	63,600	42,300	—
CLEC	13,700	11,200	9,400	5,800	—
Consolidated:
Total Revenues	$693,712	$610,216	$545,917	$488,104	$437,624
Depreciation and amortization expense	149,361	133,445	123,350	111,402	98,021
Operating income	118,943	127,753	114,551	94,412	100,143
Construction expenditures	196,816	150,602	122,182	143,126	151,460
Business segment assets	$1,741,324	$1,365,803	$1,306,730	$1,270,602	$1,242,552
ILEC:
Total Revenues	$576,817	$528,981	$492,530	$461,360	$416,310
Depreciation and amortization expense	131,787	124,389	117,443	108,173	96,488
Operating income	161,916	142,708	124,093	103,875	100,371
Construction expenditures	99,866	93,401	99,155	119,698	138,396
Business segment assets	$1,527,758	$1,245,260	$1,243,068	$1,227,479	$1,218,985
CLEC:
Total Revenues	$118,812	$84,720	$55,173	$29,743	$23,007
Depreciation and amortization expense	17,574	9,056	5,907	3,229	1,533
Operating income	(42,973)	(14,955)	(9,542)	(9,463)	(228)
Construction expenditures	96,950	57,201	23,027	23,428	13,064
Business segment assets	213,566	120,543	63,662	43,123	$23,567
Intra-company Revenue Elimination	$(1,917)	$(3,485)	$(1,786)	$(2,999)	$(1,693)

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

        TDS Telecom's goal is to be a leading provider of electronically deliverable products in its ILEC markets. As of December 31, 2001, TDS Telecom was the 7th largest non-Bell local exchange telephone company in the United States based upon a survey by United States Telecommunications Association. This ranking was based on the number of telephone access lines served. Virtually all of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers. These services include call forwarding, conference calling, caller identification (with and without name identification), selective call ringing and call waiting.

        As operating companies of one of the major independent local exchange holding companies in the United States, TDS Telecom's ILECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The ILECs also provide directory advertising through a contract with another company, and billing and collection services to interexchange carriers ("IXCs"). IXCs are telephone companies that are allowed to provide long-distance telephone service between and within geographically defined Local and Access Transport Areas ("LATAs"). TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

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

Retail and Wholesale Markets

        TDS Telecom's ILEC retail presence includes 112 sales and service offices in 28 states. These offices serve both residential and business customers. Approximately 78% of TDS Telecom's retail access lines serve residential customers and approximately 22% serve business customers. Retail customers are composed primarily of residential customers, businesses, government and institutional telecommunications users.

        The retail customer base is a mix of rural and suburban customers, with significant concentrations in the Upper Midwest and in the Southeast. Approximately 74% of TDS Telecom's residential customers live in rural areas, while the other 26% are located in suburban settings. TDS Telecom's promotional and sales strategy for the retail customer consists of two major initiatives: building brand equity by creating awareness of the TDS TELECOM brand name and using direct marketing to sell specific products and product groupings. The nature of TDS Telecom's markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. It has been more selective, though still active, in the use of telemarketing as a means of generating awareness, qualified leads, and actual sales. Newspaper is used as well. Uniform branding has made the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its media mix.

        Most business customers could be described as small to medium sized businesses or small office/home office type customers. TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are employed for each segment. Account executives focus on the most profitable customers by staying in contact with them on a regular basis. TDS Telecom employs a strong performance based compensation plan for its account executives targeted at revenue and customer satisfaction results.

        In nearly all of its markets, TDS Telecom offers the complete family of custom calling services including call waiting, call forwarding, three-way calling, and speed dialing. TDS Telecom's advanced calling services family of products is centered around Caller ID service. In 2001, the ACS family of services were available to 98% of the lines in service compared to 97% in 2000. Penetration of Caller ID increased from 27% to 28% of lines equipped.

        TDS Telecom's wholesale presence involves a diverse customer base. Wholesale services have traditionally provided a majority of TDS Telecom's revenues. TDS Telecom receives much of its ILEC revenue from the sale of traditional wholesale services, such as access service charges and billing and collections services to the IXCs. As a result, TDS Telecom continues to provide a high level of service to traditional IXC wholesale customers such as AT&T, MCI, Sprint and the RBOCs. Recent and proposed regulatory changes discussed below affect the sources of TDS Telecom's ILEC revenues.

Market Strategy

        TDS Telecom has three primary goals to support its grow and protect strategy. The goals are to build customer loyalty, grow revenues and control costs. Management of TDS Telecom believes it can achieve these goals by offering a continually updated flow of new products and services. This will be achieved by:

  •
  Creating value-added packages and bundles,

  •
  Building brand equity in the TDS TELECOM brand name, and

  •
  Providing superior customer service to its retail customers.

        Value Added Product Bundles and Packages.    Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of telecommunications services and bundling those services in customer-friendly packages, it can build customer loyalty and reduce customer churn. TDS Telecom enhanced its product offerings in 2001 with the launch of TDS TrueTalk business plans, an enhancement of its existing residential long distance product. TDS TrueTalk offers four price-competitive long distance options for TDS Telecom residential customers and three new business plans. TDS TrueTalk is billed on TDS Telecom's local telephone bill and customers can call one number to ask questions on both local and long distance service. TDS Telecom also bundled TDS TrueTalk and TDS Internet Service into a discounted package. TDS Telecom will continue to pursue relationships with strategic partners to further develop the long distance, video and wireless components of its product mix.

        Brand Equity.    TDS Telecom continued to build on the branding process started in 1996. This process adopted the TDS TELECOM name as a unified brand name across its markets to build its brand image. In addition to using existing customer-facing avenues (bill statements, vehicles, and company signage), TDS Telecom greatly increased its Internet web presence. TDS Telecom's web site offers product and service information, company information, product/service ordering capability, e-service options, and account management. TDS Telecom also entered an alliance with a web-portal vendor to improve the Internet experience for its Internet customers. The TDS Telecom sites, including both the company core sites and the portal site, receive over 3.3 million page views per month. TDS Telecom continues to leverage its sales and marketing messages through cost-effective public relations activities and messages. Management of TDS Telecom believes that branding will increase the loyalty of its customers and reduce expenses through more cost-effective marketing.

        Customer Service.    TDS Telecom distinguishes itself by the way customer service is offered to its retail customers. TDS Telecom is a large national company with a local sales and service office in the majority of its markets. This combination provides TDS Telecom's retail customers with the economies of scale and product offers generally associated with large companies. It also provides the high levels of personal customer service generally associated with small companies. TDS Telecom's professional service representatives and field representatives both live and work in the communities served. TDS Telecom believes that its strength in two key areas—product/price and customer service—provides a fundamental competitive advantage for TDS Telecom.

        TDS Telecom continued leveraging its Virtual Business Office ("VBO") initiative in 2001. This initiative enables multiple local sales and service offices to function as a single office. TDS Telecom continues to provide superior 24 hours-per-day, 7 days-per-week customer service. TDS Telecom continued to standardize training and procedures throughout 2001 to increase customer service levels without increasing costs. Customer surveys show that customer satisfaction with transactions in the VBO environment continues to be as good or better than satisfaction with transactions in the prior environment.

        The wholesale market's focus is on access revenues. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long-distance traffic on their networks. Access charges, billing and collection services and other primarily traditional wholesale offerings generated $326 million, or approximately 56%, of TDS Telecom's ILEC revenue for the year ended December 31, 2001. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return.

        Most of the TDS Telecom ILECs participate in both the National Exchange Carrier Association ("NECA") interstate common line and traffic sensitive tariffs. TDS Telecom's operating companies also participate in the access revenue pools administered by the FCC-supervised NECA, which collects and distributes revenue from interstate access services. The FCC retains minimal regulatory oversight over interstate toll rates and other issues relating to interstate telephone service, but continues to regulate and has made recent changes to reform interstate access and jurisdictional separations.

        On November 8, 2001, the FCC issued an order that reformed access for rate-of-return regulated ILECs including the TDS Telecom ILECs. The changes will be transitioned during 2002-2003. Specifically, the FCC reformed the structure of interstate access by lowering per minute access charges paid by long distance carriers and raising business and residential subscriber line charges, and moved "implicit support" from access to a new uncapped explicit universal service fund. The FCC also sought additional comments on several other matters including incentive-type regulation and discontinuing separate long term support, so all support will be available to companies both inside and outside of the NECA pool. The FCC's decision preserves the current interstate rate of return and makes companies whole through increasing universal service and the federal subscriber line charge ("SLC") to replace decreasing access revenues.

        On May 22, 2001, the FCC released a 5-year interim jurisdictional separations reform order related to allocations of costs between interstate and intrastate operations. The decision allows both price cap and rate-of-return companies to freeze their allocation factors. The freeze of allocation factors will minimize the impact of growth in Internet minutes, which have been deemed local for separations purposes. The order also allows for a rate-of-return company to elect whether or not it wishes to freeze categories, which TDS Telecom has elected to do for several of its companies.

        TDS Telecom is actively involved with the FCC re-examination of all currently regulated forms of intercarrier compensation. The FCC has tentatively decided to move from the existing transitional intercarrier compensation regimes (i.e. access charges for long distance traffic and reciprocal compensation for the transport and termination of local traffic) to a more permanent "bill and keep" regime where carriers look to their end user customers for all costs of originating and terminating interstate long distance calls. The FCC believes it is essential to re-evaluate these existing regimes in light of increasing competition and new technologies, such as Internet and Internet-based services, which diminish the ability to continue to recover costs through intercarrier compensation. Depending upon the compensation method ordered, the immediate impact on small and mid-size companies could be the loss of access revenues unless these revenues can be recovered through a new universal service mechanism or reflected in higher rates to the local end user, or other methods of cost recovery can be created. TDS Telecom remains committed to finding a replacement for intercarrier compensation regimes which preserve our ability to maintain high levels of service at comparable rates.

        Where applicable and subject to state regulatory approval, TDS Telecom's ILEC subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, formerly a source of substantial revenues to TDS Telecom's ILECs, have been replaced with access-charge-based arrangements. In these cases, access charges are typically set to generate revenue flows similar to those realized in the pooling process. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates. Some states also utilize a state high cost fund or state SLCs to offset access charge reductions.

Federal Financing

        TDS Telecom's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service ("RUS"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Currently, the RUS is authorized to issue hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (5.17% for its fiscal year ended September 30, 2001), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money. All such loans have a maturity date based on the life of the assets being financed.

        Substantially all of TDS Telecom's telephone plant is pledged under, or is otherwise subject to, mortgages securing obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. In any calendar year, companies with greater than 40% net worth to total assets can distribute the entire amount above 40%. The majority of TDS Telecom's telephone subsidiaries exceed this percentage. Approximately $659.3 million may be paid as dividends from the operating subsidiaries to TDS Telecom.

        At December 31, 2001, TDS Telecom's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $105.6 million, at a weighted average annual interest rate of 5.30%, to finance specific construction activities in 2002 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. TDS Telecom's operating telephone companies may make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be or that Congress will continue making the annual appropriations to fund these programs.

Federal Support Revenues

        To promote universal service, the FCC has developed a number of federal universal support mechanisms, including a High Cost Fund and Lifeline/Linkup support, to keep telephone rates affordable for both high-cost rural areas and low-income customers. Most of TDS ILEC subsidiaries utilize these support mechanisms, since they provide telephone service in rural areas and offer service to low-income customers. The FCC has used a staggered approach to reform these federal universal support mechanisms, with rural and non-rural companies being addressed separately. Non-rural companies began using the FCC's forward-looking cost proxy model to determine universal service support on January 1, 2000, while rural companies continued to operate under the status quo of embedded cost until the FCC issued its most recent decision in this matter.

        On May 23, 2001, the FCC modified its existing universal service support mechanism for rural local telephone companies by adopting an interim embedded cost mechanism for a five-year period. The FCC specifically "re-based" the capped high-cost loop support fund for rural telephone companies, but retained an indexed cap on the fund. TDS Telecom should see an increase in revenues due to this re-basing. The FCC also created a "rural growth factor" that allows the high-cost loop support fund to grow based on annual changes in inflation and the total number of rural working loops, froze the high-cost loop support at $240, and created new state certification requirements for receiving universal service support. Furthermore, the FCC allowed companies to disaggregate and target high-cost universal service support below the study area so support can be more closely associated with the cost of providing service in different parts of an ILEC's service area. TDS Telecom may file disaggregation plans for each of its study areas during 2002. All forms of support available to ILECs are now "portable" to any local competitor that qualifies for support as an Eligible Telecommunications Carrier. Portable per-line support is based on the incumbent's per line support and could make it more attractive to enter as a competitor in high-cost TDS ILEC service areas.

        The FCC is currently looking into whether to freeze or otherwise control support growth when a competitor in an ILEC area qualifies for support. The FCC will also hold further proceedings with a Federal-State Joint Board while the five-year interim plan is in effect, in which it will look further at using its cost proxy model to determine rural ILEC's costs for universal service purposes and at whether its current separate rural and non-rural carrier support mechanisms can be better coordinated or consolidated into a single scheme.

        All carriers are required to contribute to the Universal Service Fund based on their interstate and international revenues. All carriers will now recoup their contributions through end user surcharges on their customer bills. A group led by long distance providers is seeking to persuade the FCC to recover all costs for universal service from local exchange company providers.

        Historically, telephone company acquisition and investment decisions assumed the ability to recover the cost and a reasonable rate of return through local service, access, and support revenues. As universal service and access are being reformed, these revenue streams are becoming less certain. Potential declining access rates and revisions to universal service support may lead to higher local rates and/or declining earnings while changes in the universal service funding system could affect TDS Telecom's acquisition and investment strategy.

Telephone Acquisitions—ILEC

        TDS and TDS Telecom continually review attractive opportunities to acquire operating telephone companies. Since January 1, 1997, TDS has acquired nine telephone companies and an additional minority interest in one telephone company serving a total of 63,800 net access lines for an aggregate consideration totaling $320.2 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted of $298.3 million in cash and notes, 30,000 TDS Preferred Shares and 440,000 TDS Common Shares.

        Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. The TDS acquisition strategy is to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom's growth strategy. While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

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

        On November 16, 2001, TDS announced that it has entered into a definitive agreement to acquire MCT, Inc. of Contoocook, NH, a privately-held local exchange telephone company. The transaction is subject to certain conditions including regulatory approvals. The closing is expected to be in the second quarter of 2002. MCT, Inc., New Hampshire's largest independent telephone company, serves approximately 18,000 telephone access lines through eight telephone exchanges, together with 4,000 Internet and Digital Subscriber Line ("DSL") customers, and 2,300 cable TV customers primarily in south central New Hampshire.

        On February 14, 2002, TDS announced that it has entered into a definitive agreement to acquire Telecommunication Systems of New Hampshire, Inc. of Wilton, NH, a privately-held telecommunications company which owns the Wilton Telephone Company, Inc., Wilton, NH, and Hollis Telephone Company, Inc., Hollis, NH. The transaction is subject to certain conditions including regulatory approvals. The closing is expected to be in the second quarter of 2002. Wilton and Hollis telephone companies serve approximately 7,500 access lines in the two exchanges, together with 1,400 Internet and DSL customers in south central Hew Hampshire.

ILEC Markets Competition

        The Telecommunications Act of 1996 initiated a process of transformation in the telecommunications industry. Public policy has long embraced the dual objectives of universal service and competition. The Telecommunications Act, however, established local competition as a national telecommunications policy. The Telecommunications Act requires non-exempt ILECs to provide "reasonable and non-discriminatory" interconnection services and access to unbundled network elements to any CLEC that seeks to enter the ILEC's markets. The Telecommunications Act also allows CLECs to collocate network equipment in ILEC central offices and prevents ILECs and CLECs from unduly restricting each other from the use of facilities or information that enable competition. However, most of TDS Telecom ILECs currently remain exempt from the most burdensome market opening requirements under a provision discussed in the ILEC Regulation section below. The exemption rules, coupled with the economics of competing in lower population density markets and the high service quality TDS Telecom provides, may delay CLEC competitive entry in many TDS Telecom ILEC markets, although competitors are free to enter TDS Telecom ILEC markets without using the special ILEC methods covered by exemptions that remain in force. Moreover, TDS Telecom has received an interconnection request filed by a potential competitor and the request may lead to competitive entry. The interconnection request potentially impacts all of TDS Telecom's exchanges in the state of Tennessee.

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

ILEC Markets Construction & Development

        In 2001, TDS Telecom continued its program of enhancing and expanding its service-providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as:

  •
  Signaling System 7 ("SS7"), a high-speed data network with dedicated access points that provides for various call set-up, call routing and enhanced calling features (99.8% of TDS Telecom ILEC customers are reached via switching systems equipped with SS7 functionality),

  •
  CLASS Features, enhanced calling features available to subscribers, including Calling Line Identification,

  •
  Fiber optic fed Digital Serving Areas ("DSAs"), a defined geographic area within an exchange that is served by a digital loop carrier system. The digital loop carrier system extends the line side hardware of the central switch to the defined geographic area. Having this capability allows the expansion of services (such as higher data rates) to a greater number of customers residing at a distance from the Central Office Switching equipment, and

  •
  Digital Subscriber Line ("DSL"), a technology that provides a high-speed data access channel between the customer's personal computer and the equipment located at the central office. This technology is supported on ordinary copper telephone lines using a digital modem at the customer premise and a similar modem located at the central office or DSA. From there, the data is aggregated and transmitted via access pipes to an endpoint, such as the customer's Internet Service Provider (ISP).

        During 2001, TDS Telecom launched DSL service in 16 markets, bringing total markets served to 23. While DSL technology has distance limitations and not all subscribers will have access to high-speed Internet services, current generation DSL technology allows for deployment of high-speed Internet service in DSAs with suitably equipped line concentrators.

        As TDS Telecom upgrades and expands its network, it is also standardizing equipment and processes to increase efficiency and has centralized the monitoring and management of its network to reduce costs and improve service reliability. TDS Telecom formed strategic alliances with Lucent Technologies and Siemens Telecom Networks to modernize and standardize TDS Telecom's switching platform with the Lucent 5ESS-2000 and Siemens EWSD switches. This more standardized switching platform has assisted TDS Telecom in implementing its 24-hours-a-day/7-days-per-week Network Management Center. The Network Management Center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

        TDS Telecom's total 2002 ILEC capital budget is approximately $115 to $125 million, compared to actual capital expenditures of $99.9 million in 2001 and $93.4 million in 2000. The telephone capital additions budget for 2002 includes approximately $36.0 million for outside plant facilities and $45.0 million for switching facilities in the ILEC markets. Financing for the 2002 capital additions will be primarily provided by internally generated funds.

ILEC Regulation

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

        For the TDS Telecom ILECs, state regulators generally approve rate adjustments, service areas, service standards, and accounting methods, and limit the return on capital based upon allowable levels. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States traditionally designated a single ILEC as the universal service provider in a local market and then regulated the entry of additional competing providers into the same local market. The Telecommunications Act, however, has almost completely pre-empted state authority over market entry. While a state may not impose requirements that effectively function as barriers to entry, and the FCC must pre-empt challenged state requirements if they impose such barriers to entry, a state still retains narrowly limited authority to regulate certain competitive practices in rural telephone company service areas.

        The Telecommunications Act establishes a general duty for all telecommunications carriers, including wireless providers, to interconnect with other carriers. Specifically, all local exchange carriers ("LECs"), including competitors to ILECs, are required to meet specific interconnection requirements including resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. Unless exempted or granted a suspension or modification from these requirements, ILECs also have additional interconnection obligations: (a) to negotiate in good faith the terms of interconnection; (b) to comply with more detailed interconnection terms, including non-discrimination and unbundling their network and service components so competitors may use only those elements they choose for providing their services; (c) to offer their retail services at wholesale rates to facilitate resale by their competitors; and (d) to allow other carriers to place equipment necessary for interconnection or access on their premises. The FCC also requires ILECs' rates for interconnection and network components to be based on "forward-looking economic costs," using a proxy cost model developed by the FCC.

        As defined in the Telecommunications Act, most of TDS Telecom's ILEC subsidiaries qualify as "rural telephone companies." As rural ILECs, they are exempt from the ILEC interconnection obligations until they receive a bona fide request for interconnection and the state commission lifts the exemption. As noted in the previous section, that process is underway in some TDS Telecom ILEC markets, where TDS Telecom is mounting a vigorous regulatory defense. FCC rules making it harder to keep the rural exemption were struck down by the 8th Circuit Court of Appeals, and the U.S. Supreme Court did not accept these issues for review. The FCC and state commissions have also set forth extensive rules for mediating and arbitrating interconnection negotiations between ILECs and carriers requesting interconnection, services or network elements. The Telecommunications Act establishes deadlines, standards for state commission approval of interconnection agreements and recourse to the FCC if a state commission fails to act. The state commissions have also added further clarification and requirements. The FCC has pending proceedings to consider standards for providing required wholesale arrangements for non-exempt ILECs, and special access by all ILECs.

        The FCC is still considering rules and policies implementing various provisions of the Telecommunications Act. Many of the FCC determinations made to implement the Telecommunications Act and to facilitate competition involve investment and upgrades to TDS Telecom ILEC networks, and impose greater costs and obligations on ILECs than on their competitors. These investments and upgrades include requirements to implement local number portability so subscribers may change to competitors' services without changing their telephone numbers, network signaling information that must be provided to certain other carriers and pay phone providers, and other changes that require additional investments and expenses. TDS Telecom is seeking to comply with these requirements or to obtain the necessary suspensions or modifications where appropriate, while at the same time pursuing policies that provide a fair opportunity to recover its costs.

        The FCC continues to explore how to comply with the requirement in the Telecommunications Act for federal and state authorities to encourage nationwide advanced broadband infrastructure development that could require extensive additional investment. For example, in November 1999, the FCC released an order mandating line sharing. In its order, the FCC amended its unbundling rules to require ILECs to provide unbundled access to a new network element—the high frequency portion of the local loop. The FCC is currently reviewing its standards and rules for providing all unbundled network elements. As noted, most TDS Telecom ILECs are currently exempt from the interconnection and unbundling provisions of Section 251(c) of the Telecommunications Act. Until a TDS Telecom ILEC has received a bona fide request and the state commission has terminated the rural exemption, that ILEC will also not be required to provide line sharing. State commissions have also been seeking to mandate the deployment of advanced services and enhancements to the infrastructure (e.g., higher modem speeds, DSL), which will result in additional costs to condition the loops to provide the service. The FCC has opened a proceeding to consider issues surrounding ILEC broadband deployment and will also consider how to classify bundled broadband and information service offerings for regulatory purposes.

        TDS Telecom seeks to maintain and enhance existing revenue streams despite heightened earnings review activity by state regulators and the advent of local exchange competition sparked by the Telecommunications Act. TDS Telecom is preparing for competition even though its operating subsidiaries remain governed by state regulators. For example, TDS Telecom is seeking the necessary pricing flexibility to adjust ILEC rate structures to a more competitive model by pursuing alternative forms of regulation. TDS Telecom also continues to participate in state and federal regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high-cost rural service areas to keep TDS Telecom ILECs' rates affordable and allow for the continued development of rural infrastructure. The ongoing changes in public policy due to numerous court proceedings and the introduction of competition may affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

        While the majority of TDS Telecom's ILEC subsidiaries continue to operate in a rate-of-return environment, a number of state commissions are negotiating, or have agreed to, alternative regulation plans with ILECs. Alternative regulation describes a regulatory framework that allows an ILEC to benefit from revenue growth and expense containment in exchange for price constraints and other restrictions. In recent years, TDS Telecom has been evaluating its options with respect to obtaining alternative forms of regulation in each state. All TDS Telecom subsidiaries in Alabama, Arkansas, Florida, Georgia, Michigan, Minnesota and Pennsylvania are now operating under an alternative form of regulation while the majority of subsidiaries in Wisconsin were under alternative regulation as of February 2002. In addition, alternative regulation for TDS Telecom subsidiaries in Indiana and New Hampshire may be implemented in 2002. The remaining states are currently under evaluation with the intent to pursue alternative regulation in those states in 2002 where it is found to be beneficial. For those states where alternative regulation is elected, TDS Telecom will need to ensure compliance within the constraints imposed, while taking advantage of the opportunities afforded under alternative regulation.

        While subsidiaries in those states under alternative regulation will not face as much regulatory scrutiny of their earnings, the subsidiaries in the remaining states will continue to file rate cases and face earnings reviews by the state regulatory commissions. Over the next several years, TDS Telecom will continue to deal with these planned traditional rate cases, as well as responding to an increasing number of commission-initiated earnings reviews. Furthermore, other regulatory issues will need to be addressed, such as responding to the financial impacts of universal service and access reform and changes to industry settlements.

        At the federal level, TDS Telecom's telephone subsidiaries continue under traditional rate-of-return regulation for interstate purposes, with an 11.25% authorized rate of return. In November 2001, the FCC opened a proceeding seeking comment on incentive regulation at the interstate level. TDS Telecom expects to participate fully in this proceeding.

        Access to affordable long-distance service in rural areas was achieved because the FCC ordered AT&T to provide nationwide average long distance rates. As a result of increasing competition, the FCC lifted all regulations relating to AT&T's interstate services in 1996. However, the Telecommunications Act preserves interstate toll rate averaging and imposes a nationwide policy that interstate and intrastate long-distance rates of all long-distance carriers should not be higher in rural areas than in urban areas they serve. In 1999, AT&T and several regional Bell operating companies began limiting and/or discontinuing their long distance services in TDS Telecom service areas. In response, TDS Telecom began to provide its own long distance service to its customers during 2000 and will continue to do so in the future.

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

        TDS Telecom's CLEC strategy maintains a geographic focus and is designed to leverage TDS Telecom's existing management and infrastructure to complement TDS Telecom's ILEC clustering strategy. TDS Telecom continues its controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities-based entry as a CLEC. Management of TDS Telecom believes in carefully selecting these markets to reduce the likelihood of facing significant competition and to ensure that it can offer a significantly improved service level over that of the incumbent local exchange carrier. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial systems and control accounting, technology planners, etc.) built for the TDS Telecom ILEC business, management believes that TDS Telecom can become profitable in markets that may not support stand alone start-ups. Additionally, TDS Telecom believes that its CLECs can become profitable faster than stand alone start-ups at the higher end of its targeted range (over 200,000 population). As in its ILEC markets, TDS Telecom intends to be the single source for customers' wired telecommunications needs in its CLEC markets.

        TDS Telecom's first CLEC, based in Madison, Wisconsin, became operational in January 1998. TDS METROCOM is a facilities-based, full-service alternative to Ameritech/SBC, providing both voice and data services to commercial and consumer accounts, as well as wholesale services to IXCs and other carriers. TDS Telecom also operates as a CLEC in the greater Fox Valley area, suburban Milwaukee, Racine, Kenosha, Janesville and Beloit, Wisconsin markets. In early 2001, TDS Telecom began facility-based services in certain northern suburbs of Chicago and in Rockford, Illinois. In mid-2001, TDS Telecom extended its facility-based service to the greater Grand Rapids, Kalamazoo, Battle Creek, Holland, Grand Haven, Ann Arbor, the western suburbs of Detroit, Lansing and Jackson, Michigan markets.

        USLink began offering local service (in addition to its long distance and Internet products) on a resale basis in 1998 in Minnesota. TDS Telecom adopted a slightly different strategy in Minnesota by entering as a CLEC through USLink which previously had focused on the long distance business. In 2000 USLink deployed remote local switches in the Minneapolis/St. Paul suburbs of Eagan, Bloomington, Golden Valley, Burnsville and Shoreview. USLink converted approximately 20% of its business lines to unbundled network element platform (UNE-P) in 2000, which is a more profitable resale business model. In 2001 USLink continued to convert resale lines to switch and UNE-P platforms. USLink had approximately 60% of its business lines on switch or UNE-P at year-end 2001. USLink is targeting markets in Minnesota and North Dakota that are clustered around current switch areas and UNE-P areas that could be considered possible switch areas in the future. Resale sales are taking place exclusively for residential sales and only on an exception basis for business lines.

        TDS Telecom's combined CLEC strategy is currently focused on markets in Wisconsin, Illinois, Michigan, Minnesota and North Dakota. TDS Telecom continues to evaluate facilities-based markets for additional opportunities.

CLEC Telephone Markets

        The Telecommunications Act facilitates entry of TDS Telecom into new markets by requiring non-exempted ILECs (e.g., RBOCs) to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which such ILECs already offer services. TDS Telecom, through its wholly owned subsidiaries, TDS METROCOM and USLink, has targeted certain mid-size, geographically clustered communities, for facilities-based entry as a CLEC. Management of TDS Telecom believes that the size of many of the target markets will sustain a limited number of facilities-based competitors in addition to the ILEC. While additional competitors may enter such markets as resellers, TDS Telecom believes only facility-based CLECs will be significantly profitable over the long term because ownership of facilities may provide a long-run cost advantage, discourage further competitors from entry and enable an alternative wholesale strategy for growth. To this end, TDS Telecom plans to build switching and other network facilities in its targeted CLEC markets. TDS Telecom plans to follow a "clustering" approach to building its CLECs which will allow it to seek regional long distance traffic, share service and repair resources, and realize marketing efficiencies. As in its ILEC markets, TDS Telecom intends to become an Integrated Communications Provider ("ICP") in its chosen CLEC markets by providing local, long distance, Internet and other services through its own facilities and via resale.

CLEC Market Strategy

        The CLEC strategy places primary emphasis on small and medium-sized commercial customers and on residential customers. Medium-sized commercial prospects are characterized by above-average access line to employee ratios, heavier utilization of data services, and a focus on using telecommunications for business improvement rather than on cost reduction concerns. The companies are generally growth-oriented and may be underserved by the ILEC or major IXCs. TDS Telecom pursues a personal selling approach for its primary target markets. This commercial approach builds on customer preference for integrated communication services and the customer's perception that some of the quality of the product is in the personalized service.

        While the CLEC is positioning itself as a high-quality provider, it expects price competition from the ILECs and other CLECs as they attempt to retain or gain customers. The CLEC operations will seek to maintain an efficient cost structure to ensure that it can match price-based initiatives from competitors. The ILEC is likely to be constrained in the short term by the existing regulatory environment; as a result, TDS Telecom's CLECs expect to be more flexible in responding to customer needs. To effectively compete in this new environment, TDS Telecom is continuing new product development to provide high quality, leading-edge services to its customers.

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

        TDS Telecom will compete with the RBOCs on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering and customer service. However, the ILECs have long-standing relationships with their customers and are well established in their respective markets. Although the ILECs generally are subject to greater pricing and regulatory constraints than CLECs, ILECs are achieving increased pricing flexibility for their services as a result of, among other things, the Telecommunications Act. Competition for private line, special access and local exchange services is based primarily on: quality, capacity and reliability of network facilities; customer service; response to customer needs; service features and price. It is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available ILEC networks. In addition, TDS Telecom believes that, in general, it will provide more attention and responsiveness to its customers than its ILEC competitors will.

        TDS Telecom also faces competition from other CLECs in most of the cities where TDS Telecom has CLEC operations. Future competition may also come from entities in a number of related industries. These entities include long distance carriers, cable TV companies, utilities, municipalities, wireless carriers, and private networks built by large end users. TDS METROCOM's competitive positioning against these carriers is based on regional focus, results-driven sales teams, personal customer care, simple and compelling offers, and consistent execution on the fundamentals—especially the back office provisioning processes required to offer competitive local service.

CLEC Markets Construction and Development Program

        In 2001, TDS Telecom continued its program of expanding and improving its CLEC service-providing network. TDS METROCOM expanded its service in Wisconsin and completed construction of markets in Illinois and Michigan. USLink continued to add capacity to their switches to accommodate expansion, added fiber routes and solidified its Internet backbone.

        The TDS Telecom capital budget for 2002 includes approximately $55 to $65 million for CLEC markets, compared to actual capital expenditures of $96.9 million in 2001 and $57.2 million in 2000. Financing for capital additions will be provided by TDS Telecom internally generated funds and short-term borrowing.

CLEC Markets Regulation

        A number of state and federal regulatory initiatives are important to TDS Telecom's CLEC operations. TDS METROCOM is now certified to operate in all five SBC/Ameritech states. TDS METROCOM has recently completed interconnection arbitration proceedings in Illinois and Michigan with very positive results. A number of issues remain in dispute in Wisconsin, causing a delay in the completion of a second-generation agreement. USLink is evaluating the possibility of negotiating a new agreement with Qwest to cover the states in which it operates.

        SBC/Ameritech has begun to file applications with state commissions for authority to enter the long distance market pursuant to Section 271 of the Telecommunications Act of 1996. This presents an important opportunity for TDS METROCOM to have influence on regulatory decisions that will affect the market in the foreseeable future. TDS METROCOM has and will continue to actively participate in proceedings that address access to SBC/Ameritech operation support systems and the creation of performance measures and penalty/remedy plans. Additionally, TDS METROCOM is working with other interested parties in various efforts to increase the enforcement authority of state commissions and their ability to fine SBC/Ameritech for substandard performance.

        Other state proceedings that may affect TDS METROCOM and USLink include investigations into the cost of unbundled network elements ("UNEs") and the creation of new quality of service rules for all carriers. TDS Telecom personnel will continue to be involved in these proceedings seeking to ensure access to UNEs at affordable prices and to limit additional regulatory burdens that may be placed on CLECs through new quality of service requirements.

        In the federal regulatory area, while FCC decisions in 2001 provided regulatory certainty regarding historical access charges and reciprocal compensation, these decisions had a negative impact on both current and future revenues due to mandated rate caps and could delay some planned expansion into new markets. TDS METROCOM has been active in requesting changes in the CLEC access charge system based on arguments that the FCC-imposed rate caps do not adequately compensate CLECs operating in smaller markets and providing service to residential customers. Additional significant proceedings dealing with access to UNEs and performance standards for providing network elements will be the focus of attention in 2002. TDS Telecom personnel will be deeply involved in these proceedings both individually and through CLEC associations.

Pursue Emerging Data Markets

        The third component of TDS Telecom's business strategy is to pursue emerging data markets. Data communications is one of the fastest growing segments of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data products in all of its markets, thereby positioning itself as a full-service data networking service provider. TDS Telecom currently provides Internet access to its ILEC and CLEC customers. At December 31, 2001, TDS Telecom's ILEC and CLEC subsidiaries provided Internet services to approximately 117,500 and 13,700 customers, respectively.

Data Initiatives

        TDS Telecom continued to grow its line of business in the data communications market in 2001. TDS Telecom invested in its Internet line of business by upgrading its web hosting environment and product line, expanded its DSL offerings to new CLEC and ILEC markets, and grew its ISP customer base. As of December 31, 2001, TDS Telecom's Internet supported 131,200 customers. TDS Telecom plans to continue strong growth in the Internet business.

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

        TDS Telecom is a provider of data network monitoring and management ("DNMM") services to large businesses and government through expanded use of its own network management facilities, and its knowledgeable personnel. Such services consist of centralized network monitoring as well as network management. In 1997, the State of Wisconsin awarded TDS Telecom the "BadgerNet" Enterprise Network Monitoring Contract multi-year contract. The BadgerNet DNMM began operations in 1998 and is designed to provide a focal point for the operational management of network services and equipment for 24 state agencies, including schools and libraries. TDS Telecom is currently developing a standard DNMM product offering for the commercial marketplace. TDS Telecom believes that it has the experience, partnerships, technology and resource capacity to actively manage enterprise networks for third parties.

        Most of TDS Telecom's data products are in the early stages of development and the expansion of operations is not certain. Continued investment will be dependent on market demand and foreseeable growth prospects.

Investments

        TDS, U.S. Cellular and TDS Telecom hold various investments in publicly traded companies the majority of which were the result of sales or trades of non-strategic assets. Minority positions are held in Deutsche Telekom AG, Vodafone plc, Rural Cellular Corporation and VeriSign, Inc. These investments were valued at $2.7 billion as of December 31, 2001.

        These assets are classified for financial reporting purposes as available-for-sale securities. As of December 31, 2001, TDS included a cumulative unrealized loss, net of tax, of $352.1 million in other comprehensive income. Management does not consider the unrealized loss to be "other than temporary." Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that the unrealized loss is other than temporary, the loss will be recognized and recorded in the income statement. TDS seeks to evaluate on an ongoing basis the financial condition, business, operations and prospects of the companies it owns stock in. Additionally, management monitors conditions in the securities markets and general economic and industry conditions along with other factors. TDS may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in the securities.

        In September of 1999, the Board of Directors of TDS approved a plan of merger between Aerial Communications, Inc. ("Aerial"), its then over 80%-owned personal communications services company, and VoiceStream Wireless Corporation ("VoiceStream"). The merger closed on May 4, 2000. As a result of the merger, Aerial shareholders received 0.455 VoiceStream common shares for each share of Aerial stock they owned. TDS received 35,570,493 shares of VoiceStream common stock at closing. TDS subsequently received 266,778 shares of VoiceStream common stock as a dividend.

        On July 24, 2000, Deutsche Telekom AG announced a proposed merger of VoiceStream with Deutsche Telekom which was completed on May 31, 2001. As a result of the merger, TDS's 35,837,271 shares of VoiceStream common stock were converted into 131,461,861 Deutsche Telekom AG ordinary shares and $570.0 million in cash.

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

        On December 12, 2001, Illuminet Holding, Inc. merged with VeriSign, Inc. In the merger, TDS's 2,490,012 Illuminet common shares were converted into 2,315,711 VeriSign common shares and TDS Telecom's 138,736 Illuminet shares were converted into 129,024 VeriSign common shares. The Illuminet shares were acquired in numerous business transactions over a number of years.

Employees

        TDS enjoys satisfactory employee relations. As of December 31, 2001, 9,300 persons were employed by TDS, 139 of whom are represented by unions.

Item 2.    Properties

        The property of TDS consists principally of switching and cell site equipment related to wireless telephone operations; telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to land-line telephone operations. As of December 31, 2001, TDS's property, plant and equipment, net of accumulated depreciation, totaled approximately $2,558.0 million, $1,527.8 million at U.S. Cellular and $1,030.2 million at TDS Telecom.

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

        On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General's ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers seeks to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The Attorney General is seeking injunctive relief, barring the enforcement of contracts in excess of four months, and related relief. The Attorney General is also seeking unspecified reimbursements for customers, statutory fines ($40,000 for certain violations and $5,000 for others, per violation) as well as fees and costs. This case was removed to the U.S. District Court for the Southern District of Iowa. On August 7, 2000 the U.S. District Court for the Southern District granted the Attorney General's motion to remand the case to state court. On September 15, 2000 the U.S. District Court in the Northern District dismissed U.S. Cellular's Complaint in its entirety. U.S. Cellular has filed an appeal of the grant of the motion to dismiss the Northern District case. On February 15, 2002, the Eighth Circuit Court of Appeals affirmed the District Court's opinion to abstain from adjudicating the claims of U.S. Cellular. U.S. Cellular vigorously denies the allegations of the Iowa Attorney General in the case now remanded to state court and intends to vigorously contest this case, if current settlement discussions are unsuccessful.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 2001.

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

Item 8.    Financial Statements and Supplementary Data

        Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Information (Unaudited)," and "Report of Independent Public Accountants."

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

Item 12.    Beneficial Ownership of Certain Beneficial Owners and Management

        Incorporated by reference from Proxy Statement sections entitled "Security Ownership of Management" and "Principal Shareholders."

Item 13.    Certain Relationships and Related Transactions

        Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as a part of this report:

(a)    (1) Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Report of Independent Public Accountants	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Schedules

Location
Report of Independent Public Accountants on Financial Statement Schedules		page S-1
I.	Condensed Financial Information of Registrant-Balance Sheets as of December 31, 2001 and 2000 and Statements of Operations and Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2001	page S-2
II.	Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 2001	page S-7

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
10.12
Summary of 2001 Bonus Program for the Executive Vice Presidents of United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.9 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.
10.13
United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 33-57255).
10.14
United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-19405).
10.15
United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-23861).

10.16
United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-57063).
10.17
Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to Exhibit 99.2 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-57063).
10.18	TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-23947).
10.19
Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998, is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
10.20
Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS Telecommunications Corporation and James Barr III is hereby incorporated by reference to Exhibit 10.16 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
  (b)
  Reports on Form 8-K filed during the quarter ended December 31, 2001.

        TDS filed a Current Report on Form 8-K, dated November 27, 2001, for the purpose of filing a news release. The news release announced that Black Crow Wireless L.P. had signed a settlement agreement reached among the FCC, the U.S. Government, Nextwave Personal Communications, Inc., and the majority of the winning bidders in the FCC's Auction No. 35. U.S. Cellular is an 85% Limited Partner of Black Crow Wireless.

        TDS filed a Current Report on Form 8-K, dated November 28, 2001, (filed December 3, 2001), announcing the completion of a public offering of $500 million of 7.6% Series A Notes due 2041. The Form 8-K also include copies of the Underwriting Agreement and First Supplemental Indenture as exhibits.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

        To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
January 25, 2002

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Balance Sheets

Assets

	December 31,
	2001	2000
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$668	$948
Notes receivable from affiliates (Note B)	235,862	82,883
Accounts Receivable
Due from subsidiaries	6,345	14,204
Other	650	3,316
Prepaid income taxes	17,737	20,396
Other current assets	5,854	5,896

	267,116	127,643

INVESTMENT IN SUBSIDIARIES	4,761,334	5,211,047

OTHER INVESTMENTS
Notes receivable	52,666	44,141
Minority interests and other investments	31,663	23,693

	84,329	67,834

PROPERTY AND EQUIPMENT
Property and Equipment, net of accumulated depreciation	17,738	17,001

OTHER ASSETS AND DEFERRED CHARGES
Net deferred income taxes	—	121,862
Debt issuance expenses	27,105	12,020
Development and acquisition expenses	1,088	1,186
Other	208	298

	28,401	135,366

	$5,158,918	$5,558,891

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Balance Sheets

Liabilities and Stockholders' Equity

	December 31,
	2001	2000
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$51,103	$90
Notes payable	—	444,000
Notes payable to affiliates (Note C)	344,756	371,742
Accounts payable
Due to subsidiaries—income taxes	22,442	—
Due to subsidiaries	272	248
Other	20,545	14,156
Accrued interest	15,738	16,788
Other	16,760	7,360

	471,616	854,384

DEFERRED LIABILITIES AND CREDITS
Postretirement benefits obligation other than pensions	899	899
Deferred Income Taxes	11,727	—
Other	15,149	11,024

	27,775	11,923

LONG-TERM DEBT, excluding current portion (Note D)	823,881	439,410
LONG-TERM DEBT, due to affiliates (Note E)	309,280	309,280

	1,133,161	748,690

PREFERRED SHARES	7,442	7,827

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share, respectively; authorized 100,000,000 shares; issued and outstanding 55,659,000 and 55,524,000 shares, respectively	557	555
Series A Common Shares, par value $.01 per share, respectively; authorized 25,000,000 shares; issued and outstanding 6,778,000 and 6,880,000 shares, respectively	68	69
Capital in excess of par value	1,826,840	1,816,619
Treasury Shares, at cost, 3,868,000 and 3,716,000 shares, respectively	(406,894)	(383,501)
Accumulated other comprehensive income from subsidiaries	(352,120)	(178,344)
Retained earnings	2,450,473	2,680,669

	3,518,924	3,936,067

	$5,158,918	$5,558,891

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Statements of Operations

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Operating service revenues	$68,859	$65,540	$68,426
Cost of sales and operating expenses	68,594	64,471	76,276

Net operations	265	1,069	(7,850)

Other income
Interest income received from affiliates	24,318	26,992	23,343
(Loss) Gain on investments	487	(11,000)	—
Other, net	(2,868)	(8,337)	(2,636)

	21,937	7,655	20,707

Income before interest and income taxes	22,202	8,724	12,857
Interest expense	93,334	100,930	85,178
Income tax credit	(29,044)	(75,786)	(43,778)

Corporate operations	(42,088)	(16,420)	(28,543)
Equity in net income (loss) of subsidiaries and other investments	(131,875)	127,635	319,869

Net income (loss) from continuing operations	(173,963)	111,215	291,326
Discontinued operations, net of tax	(24,092)	2,125,787	(111,492)

Net income (loss)	$(198,055)	$2,237,002	$179,834

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:	Certain amounts reported in prior years have been reclassified to conform to current period presentations.
Note B:
Notes receivable from affiliates consist of notes from TDS Telecommunications Corporation and subsidiaries totaling $235.9 million at December 31, 2001 and $82.9 million at December 31, 2000. Interest on notes receivable is accrued at the current prime rate plus 1/2 percent (5.25% at December 31, 2001). The carrying value of notes receivable approximate fair values due to the short-term nature of these instruments.
Note C:
TDS provides cash management services to United States Cellular Corporation and TDS Telecommunications Corporation. Notes payable to affiliates consisting of amounts borrowed from these subsidiaries are payable upon demand and bear interest each month at the 30-day Dealer Commercial Paper High-Grade Unsecured Notes Rate as reported in the Wall Street Journal, plus 1/4%, or such higher rate as TDS may at its discretion offer on such deposits.
Note D:	The annual requirements for principal payments on long-term debt are $51.1 million in 2002, $0.1 million in 2003, $200.0 million in 2006 and $623.8 million thereafter.
Note E:
TDS Capital I, a subsidiary trust of TDS ("Capital I"), has outstanding 6,000,000 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital I is $154.6 million principal amount of TDS's 8.5% Subordinated Debentures due December 31, 2037.

TDS Capital II, a subsidiary trust of TDS ("Capital II"), has outstanding 6,000,000 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital II is $154.6 million principal amount of TDS's 8.04% Subordinated Debentures due March 31, 2038.

Payments due on the obligations of TDS Capital I and II under preferred securities issued by TDS Capital I and II are fully and unconditionally guaranteed by TDS to the extent each trust has funds available therefor. However, TDS's obligations are subordinate and junior in right of payment to certain other indebtedness of TDS. TDS has the right to defer payments of interest on the Subordinated Debentures by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the Subordinated Debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, TDS may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its common stock.

The 8.04% and 8.5% Subordinated Debentures are redeemable by TDS, in whole or in part, from time to time, on or after November 18, 2002, and March 31, 2003, respectively, or, in whole but not in part, at any time in the event of certain income tax circumstances. If the Subordinated Debentures are redeemed, TDS Capital I and II must redeem Preferred Securities on a pro rata basis having an aggregate liquidation amount equal to the aggregate principal amount of the Subordinated Debentures so redeemed. In the event of the dissolution, winding up or termination of TDS Capital I and II, the holders of preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 plus accrued and unpaid distributions thereon to the date of payment, unless, in connection with the dissolution, winding up or termination, Subordinated Debentures are distributed to the holders of the Preferred Securities.
Note F:
TDS purchased controlling interests in telephone companies for cash in 2001, 2000 and 1999. TDS assigned the acquired interests to TDS Telecommunications Corporation and accounted for the assignments as additional investments in TDS Telecommunications Corporation.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(173,963)	$111,215	$291,326
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,901	8,285	10,137
Loss (Gain) on investments	(487)	11,000	—
Deferred taxes	127,035	(13,652)	(21,026)
Equity in net income of subsidiaries and other investments	131,875	(127,635)	(319,869)
Other noncash expense	(15,448)	(20,376)	(17,809)
Change in accounts receivable	10,525	15,376	(175)
Change in accounts payable	26,376	(21,397)	11,631
Change in accrued taxes	6,409	43,015	(10,932)
Change in other assets and liabilities	8,110	1,354	3,402

	127,333	7,185	(53,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired (Note F)	(212,447)	(94,355)	(2,450)
Capital expenditures	(7,449)	(7,047)	(6,703)
Proceeds from sale of investments	487	—	—
Investments in subsidiaries	670	11,845	179
Change in Notes Receivable	(8,525)	(55,141)	—
Other investments	(823)	(823)	(226)

	(228,087)	(145,521)	(9,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings	484,250	—	—
Repayment of long-term debt	(65,613)	(1,653)	(248)
Change in notes payable	(444,000)	444,000	(170,889)
Change in notes payable to affiliates	(26,986)	10,384	193,625
Change in notes receivable from affiliates	(137,310)	(2,742)	13,744
Common stock issued	8,624	10,304	7,991
Redemption of preferred shares	(135)	(769)	(531)
Dividends from subsidiaries	356,861	6,790	7,973
Dividends paid	(32,141)	(30,472)	(29,390)
Repurchase of Common Shares	(39,441)	(290,069)	(69,014)
Other Financing Activities	(3,635)	—	—

	100,474	145,773	(46,739)

CASH FLOWS FROM DISCONTINUED OPERATIONS	—	(39,728)	141,859

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(280)	(32,291)	32,605
CASH AND CASH EQUIVALENTS
Beginning of period	948	33,239	634

End of period	$668	$948	$33,239

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
For the Year Ended December 31, 2001
Deducted from deferred state tax asset:
For unrealized net operating losses	$(26,509)	$(9,418)	$—	$—	$(35,927)
Deducted from accounts receivable:
For doubtful accounts	(13,664)	(28,530)	—	28,537	(13,657)
For the Year Ended December 31, 2000
Deducted from deferred state tax asset:
For unrealized net operating losses	(25,079)	(1,430)	—	—	(26,509)
Deducted from accounts receivable:
For doubtful accounts	(10,525)	(27,794)	—	24,655	(13,664)
For the Year Ended December 31, 1999
Deducted from deferred state tax asset:
For unrealized net operating losses	(27,779)	2,700	—	—	(25,079)
Deducted from accounts receivable:
For doubtful accounts	$(6,732)	$(26,938)	$—	$23,145	$(10,525)

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

Dated March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 27, 2002
/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 27, 2002
/s/ SANDRA L. HELTON Sandra L. Helton	Director	March 27, 2002
/s/ JAMES BARR III James Barr III	Director	March 27, 2002
/s/ WALTER C.D. CARLSON Walter C.D. Carlson	Director	March 27, 2002
/s/ LETITIA G.C. CARLSON Letitia G.C. Carlson	Director	March 27, 2002
/s/ HERBERT S. WANDER Herbert S. Wander	Director	March 27, 2002
/s/ DONALD C. NEBERGALL Donald C. Nebergall	Director	March 27, 2002
/s/ GEORGE W. OFF George W. Off	Director	March 27, 2002
/s/ MARTIN L. SOLOMON Martin L. Solomon	Director	March 27, 2002
/s/ KEVIN A. MUNDT Kevin A. Mundt	Director	March 27, 2002
/s/ MICHAEL D. BILLS Michael D. Bills	Director	March 27, 2002

INDEX TO EXHIBITS

Exhibit No.	Description of Document
3.1	Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS's Report on Form 8-A/A filed on July 10, 1998.
3.2	Restated By-laws, as amended filed herewith.
4.1	Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS's Report on Form 8-A/A filed on July 10, 1998.
4.2	Restated By-laws as amended, filed herewith as Exhibit 3.2.
4.3(a)	The Indenture between TDS and Harris Trust and Savings Bank, Trustee, dated February 1, 1991, under which TDS's Medium-Term Notes are issuable, is hereby incorporated by reference to TDS's Current Report on Form 8-K filed on February 19, 1991.
4.3(b)	Form of First Supplemental Indenture with Harris Trust and Savings Bank is hereby incorporated by reference to Exhibit 4.1(b) of Post Effective Amendment No. 1 to Form S-3 (Registration No. 33-68456).
4.4(a)	Revolving Credit Agreement, dated as of June 7,1996, among TDS and the First National Bank of Boston, as agent and LaSalle National Bank and Toronto Dominion (Texas), Inc. as co-agents, is hereby incorporated by reference to the registrant's Form 8-K dated July 1, 1996.
4.4(b)	Amendment No. 1 to Revolving Credit Agreement, is hereby incorporated by reference to Exhibit 4.4(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
4.4(c)	Assignment and Assumption Agreement with respect to Revolving Credit Agreement, is hereby incorporated by reference to Exhibit 4.4(c) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
4.5(a)	The Amended and Restated Declaration of Trust, dated November 18, 1997, by and among TDS, as Sponsor, the Trust, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Regular Trustees named therein, is hereby incorporated by reference to Exhibit 4.1 to TDS's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.
4.5(b)	The Amended and Restated Declaration of Trust, dated February 10, 1998, by and among TDS, as Sponsor, the Trust, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Regular Trustees named therein, is hereby incorporated by reference to Exhibit 4.1 to TDS's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.
4.5(c)	Form of First Supplemental Indenture to Amended and Restated Declaration of Trust relating to assumption of TDS Delaware is hereby incorporated by reference to Exhibit 4.7 of Post Effective Amendment No. 1 to Form S-3 (Registration No. 333-38355).
4.6(a)	The Subordinated Indenture, dated October 15, 1997, by and between TDS and the First National Bank of Chicago, as Trustee under which the Trust Originated Preferred Securities are issuable, is hereby incorporated by reference to Exhibit 4.3 to TDS's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.
4.6(b)	The Supplemental Indenture dated November 18, 1997, by and between TDS and the First National Bank of Chicago, as Trustee under which the Trust Originated Preferred Securities are issuable, is hereby incorporated by reference to Exhibit 4.4 to TDS's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.
4.6(c)	The Second Supplemental Indenture, dated as of February 10, 1998, by and among TDS and The First National Bank of Chicago, as Debt Trustees, is hereby incorporated by reference to Exhibit 4.3 to TDS's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.

4.6(d)	Form of Third Supplemental Indenture to Subordinated Indenture relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.9 of Post Effective Amendment No. 1 to Form S-3 (Registration No. 333-38355).
4.7(a)	The Preferred Securities Guarantee Agreement, dated as of November 18, 1997, by and among TDS and The First National Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust Preferred Securities of the Trust, is hereby incorporated by reference to Exhibit 4.2 to TDS's Current Report on Form 8-K filed on December 2, 1997, dated November 18, 1997.
4.7(b)	The Preferred Securities Guarantee Agreement, dated as of February 10, 1998, by and among TDS and The First National Bank of Chicago, as Guarantee Trustee for the benefit of the holders of Trust Preferred Securities of the Trust, is hereby incorporated by reference to Exhibit 4.2 to TDS's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.
4.7(c)	Form of First Supplemental Indenture to Preferred Securities Guarantee Agreement relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.8 of Post Effective Amendment No. 1 to Form S-3 (Registration No. 333-38355).
4.8(a)	The Indenture between TDS and BNY Midwest Trust Company, dated November 1, 2001, under which TDS's 7.60% Series A Notes are issuable, is hereby incorporated by reference to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.8(b)	The First Supplemental Indenture dated November 28, 2001, between TDS and BNY Midwest Trust Company is hereby incorporated by reference to Exhibit 1 to TDS's Report on Form 8-A, filed on November 29, 2001.
4.9	Revolving Credit Agreement, dated January 24, 2002, among TDS and Fleet National Bank, as administrative agent, LaSalle Bank National Association, First Union National Bank, and the Bank of Tokyo — Mitsubishi, Ltd., Chicago Branch as documentation agents, TD Securities (USA) Inc., Fleet Securities, Inc., and TDS Securities (USA) Inc. as arrangers, is filed herewith.
9.1(a)	Voting Trust Agreement, dated as of June 30, 1989, is hereby incorporated by reference to an exhibit to Post-Effective Amendment No. 3 to TDS's Registration Statement on Form S-1, No. 33-12943.
9.1(b)	Amendment dated as of May 9, 1991 to the Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to Exhibit 9.2 to TDS's Annual Report on Form 10-K for the year ended December 31, 1991.
9.1(c)	Amendment dated as of November 20, 1992, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 9.1(c) to TDS's Annual Report on Form 10-K for the year ended December 31, 1992.
9.1(d)	Amendment dated as of May 22, 1998, to the Voting Trust Agreement dated as of June 30, 1989, as amended, is hereby incorporated by reference to Exhibit 99.3 to TDS's Current Report on Form 8-K filed on June 5, 1998.
10.1	Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and May 25, 1984 is hereby incorporated by reference to TDS's Registration Statement on Form S-2, No. 2-92307.
10.2(a)	Supplemental Benefit Agreement for LeRoy T. Carlson dated March 21, 1980, as amended March 20, 1981, is hereby incorporated by reference to an exhibit to TDS's Registration Statement on Form S-7, No. 2-74615.
10.2(b)	Memorandum of Amendment to Supplemental Benefit Agreement dated as of May 28, 1991, is hereby incorporated by reference to Exhibit 10.2(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1991.

10.3	Description of Terms of Letter Agreement with Sandra L. Helton dated August 7, 1998 is hereby incorporated by reference to Exhibit 10.3 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.4	Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS's Registration Statement on Form S-8 (Registration No. 33-57257).
10.5(a)	Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit D to TDS's Proxy Statement/Prospectus dated March 24, 1998 which was part of TDS's Registration Statement on Form S-4 (Registration No. 333-42535).
10.5(b)	Amendment No. 1 to Telephone and Data Systems, Inc. 1998 Long-term Incentive Plan, is hereby incorporated by reference to Exhibit 10.6(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
10.6	Amended and Restated Supplemental Executive Retirement Plan is hereby incorporated by reference to Exhibit 10.7 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.7	Securities Loan Agreement, dated June 13, 1995, between TDS and Merrill Lynch & Co. is hereby incorporated by reference to Exhibit 99.1 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.
10.8	Registration Rights Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 99.2 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.
10.9	Common Share Delivery Arrangement Agreement among TDS, Merrill Lynch & Co. and United States Cellular Corporation is hereby incorporated by reference to Exhibit 99.3 to the Form 8-K dated June 16, 1995 of United States Cellular Corporation.
10.10	Description of terms of offer letter between United States Cellular Corporation and John E. Rooney dated March 28, 2000, is hereby incorporated by reference to Exhibit 10 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.11	Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.
10.12	Summary of 2001 Bonus Program for the Executive Vice Presidents of United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.9 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.
10.13	United States Cellular Corporation 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 33-57255).
10.14	United States Cellular Corporation 1996 Senior Executive Stock Bonus and Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-19405).
10.15	United States Cellular Corporation Special Retention Restricted Stock Award Plan is hereby incorporated by reference to Exhibit 99.1 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-23861).
10.16	United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-57063).
10.17	Form of 1997 Special Retention Restricted Stock Awards is hereby incorporated by reference to Exhibit 99.2 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-57063).

10.18	TDS Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-23947).
10.19	Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
10.20	Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS Telecommunications Corporation and James Barr III is hereby incorporated by reference to Exhibit 10.16 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
11	Statement regarding computation of earnings per share (included in Footnote 5 to financial statements in Exhibit 13).
12	Statements regarding computation of ratios.
13	Incorporated portions of 2001 Annual Report to Security Holders.
21	List of Subsidiaries of TDS.
23	Consent of independent public accountants.

  Telephone and Data Systems, Inc.

  30 North LaSalle Street
  Chicago, Illinois 60602
  312/630-1900

QuickLinks

CROSS REFERENCE SHEET AND TABLE OF CONTENTS
PART I
U.S. Cellular Operations
U.S. CELLULAR'S WIRELESS INTERESTS
Investments
Employees
PART II
PART III
PART IV
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT Telephone and Data Systems, Inc. (Parent) Balance Sheets
Assets
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT Telephone and Data Systems, Inc. (Parent) Balance Sheets
Liabilities and Stockholders' Equity
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT Telephone and Data Systems, Inc. (Parent) Statements of Operations
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT Telephone and Data Systems, Inc. (Parent) Statements of Cash Flows
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
INDEX TO EXHIBITS