Form 10-K405/A
period 2001-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2002-03-28
CIK 1051512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

        This amendment to Form 10-K is being filed for the sole purpose of filing as Exhibit 99 a letter of assurances with respect to Arthur Andersen, LLP prescribed by Temporary Note 3T of Rule 3-01 of Regulation S-X adopted by Release no. 33-8070 issued by the Securities and Exchange Commission.

        The following document is hereby added to the "INDEX TO EXHIBITS" and is attached hereto.

Exhibit No.	Description of Document
99	Letter pursuant to Temporary Note 3T of Rule 3-01 of Regulation S-X

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

QuickLinks

SIGNATURES