Form 10-Q
period 2002-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2002-05-14
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 001-14157
TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
                                                               Yes ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common Shares, $.01 par value Series A Common Shares, $.01 par value	52,018,776 Shares 6,620,069 Shares

TELEPHONE AND DATA SYSTEMS, INC. 1st QUARTER REPORT ON FORM 10-Q INDEX
Page No.
Part I. Financial Information

Management's Discussion and Analysis of
Results of Operations and Financial Condition	2-17

Consolidated Statements of Operations -
Three Months Ended March 31, 2002 and 2001	18

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2002 and 2001	19

Consolidated Balance Sheets -
March 31, 2002 and December 31, 2001	20-21

Notes to Consolidated Financial Statements	22-28

Part II. Other Information	29

Signatures	30

PART I. FINANCIAL INFORMATION
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Telephone and Data Systems, Inc. (“TDS” or the “Company”) is a diversified telecommunications company, providing high-quality telecommunications services to 4.4 million wireless telephone customer units and wireline telephone access lines. TDS’s long-term business strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes will utilize TDS’s expertise in providing customer focused telecommunications services. The Company conducts substantially all of its wireless telephone operations through its 82.2%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and footnotes included herein, and with the Company’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which are incorporated by reference herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Operating Revenues increased 11% ($64.8 million) during the first three months of 2002 primarily as a result of an 11% increase in customer units served. U.S. Cellular’s operating revenues increased 9% ($38.7 million) as customer units served increased by 283,000, or 9%, since March 31, 2001, to 3,504,000. TDS Telecom operating revenues increased 16% ($26.1 million) as equivalent access lines increased by 155,100, or 21%, since March 31, 2001 to 902,500.

Operating Expenses rose 10% ($50.8 million) in 2002 reflecting growth in operations. U.S. Cellular's operating expenses increased 5% ($18.3 million) and TDS Telecom's expenses increased 25% ($32.5 million) reflecting growth in operations.

Operating Income increased 16% ($14.0 million) to $104.5 million in 2002. Operating margin increased to 15.7% in 2002 from 15.1% in 2001 on a consolidated basis. U.S. Cellular’s operating income increased 35% ($20.4 million) to $78.8 million in 2002 and its operating income margin, as a percentage of service revenues, increased to 17.1% in 2002 from 13.8% in 2001. TDS Telecom’s operating income decreased 20% ($6.4 million) to $25.7 million in 2002 and its operating margin declined to 13.8% in 2002 from 19.9% in 2001. The decrease in TDS Telecom’s operating income and margin was primarily due to increased operating losses as a result of expanding the competitive local exchange business activities.

TDS adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January 1, 2002, and ceased the amortization of license costs and goodwill on that date. TDS determined that no impairment charge was required to be recorded upon the completion of the initial impairment review required under SFAS No. 142. For the three months ended March 31, 2001, amortization of license costs and goodwill included in U.S. Cellular’s and TDS Telecom’s depreciation and amortization captions totaled $9.2 million and $1.7 million, respectively. The aggregate effect of ceasing amortization increased operating income by 12% ($10.9 million).

Investment and Other Income (Expense) primarily includes gains and (losses) on marketable securities and other investments, interest and dividend income, and investment income. Investment and other income (expense) totaled $(23.1) million in 2002 and $14.5 million in 2001.

Investment Income, net, increased $4.1 million to $11.0 million in the first three months of 2002 due to improved operating results of certain wireless interests. Investment income represents the Company’s share of income in unconsolidated entities in which the Company has a minority interest and follows the equity method of accounting.

Gain (Loss) on Marketable Securities and Other Investments totaled $(37.4) million in 2002. Management determined the decline in value of TDS’s investment in VeriSign, Inc. relative to its cost basis was other than temporary and charged a $37.4 million loss to the income statement.

Income Tax Expense decreased 28% ($8.5 million) in 2002 primarily due to the decrease in pretax income. The effective tax rate was 48.4% in 2002 and 43.9% in 2001. Excluding the loss on marketable securities, the effective tax rate was 44.4% in 2002.

Minority Share of (Income) includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. The increase in minority share of income primarily reflects the increase in U.S. Cellular’s net income.

                                                 Three Months Ended
                                                     March 31,
                                               ---------------------
                                                  2002       2001       Change
                                               ---------   ---------   ---------
                                                     (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Public Shareholders'              $ (7,797)   $ (6,018)   $ (1,779)
    Minority Shareholders' or Partners'          (2,433)     (2,279)       (154)
                                               --------    --------    --------
                                                (10,230)     (8,297)     (1,933)
  Other                                             291         328         (37)
                                               --------    --------    --------
                                               $ (9,939)   $ (7,969)   $ (1,970)
                                               ========    ========    ========

Income before Extraordinary Item totaled $13.6 million, or $.23 per diluted share, in 2002 compared to $31.2 million, or $.52 per diluted share, in 2001. Income, excluding amortization of license costs and goodwill, and gains and losses, was $36.2 million, or $.61 per diluted share in 2002 compared to $37.8 million, or $.63 per diluted share in 2001. No amortization expense was recorded on license costs and goodwill in the three months ended March 31, 2002 pursuant to SFAS No. 142. See Footnote 3 to the Consolidated Financial Statements for a further breakdown of the amortization expense and its effects on income and earnings per share. A summary of income before extraordinary item and diluted earnings per share from operations and gains (losses) is shown below, as adjusted to exclude amortization in 2001 to permit comparison to 2002.

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2002            2001
                                                        --------       ---------
                                                        (Dollars in thousands,
                                                       except per share amounts)

Income before Extraordinary Item
  Operations                                            $ 36,232       $ 37,846
  SFAS No. 142 Amortization Adjustment                        --         (6,624)
  Gains (Losses)                                         (22,635)            --
                                                        --------       --------
                                                        $ 13,597       $ 31,222
                                                        ========       ========

Diluted Earnings Per Share before
     Extraordinary Item
  Operations                                            $   0.61       $   0.63
  SFAS No. 142 Amortization Adjustment                        --           (.11)
  Gains (Losses)                                           (0.38)            --
                                                        --------       --------
                                                        $   0.23       $   0.52
                                                        ========       ========

Extraordinary Item – loss on extinguishment of debt, net of minority interest in 2001 is related to U.S. Cellular’s retirement of its LYONs. U.S. Cellular retired LYONs with an aggregate carrying value of $8.5 million for cash totaling $12.0 million. A loss net of minority interest of $3.0 million, or $.05 per diluted share, reflects the difference between purchase price and the carrying value.

Net Income Available to Common totaled $13.5 million, or $.23 per diluted share, in 2002, compared to $28.1 million, or $.47 per diluted share, in 2001.

Acquisition of Chicago 20MHz

On May 10, 2002, U.S. Cellular announced that it entered into a definitive agreement with PrimeCo Wireless Communications LLC (“PrimeCo”) to acquire from PrimeCo all of the equity interests in Chicago 20MHz, LLC, including the assets and certain liabilities of Chicago 20MHz. Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wis.) covering 13.1 million population equivalents (POPs). The purchase price is approximately $610 million in cash, subject to certain working capital and other adjustments, plus the assumption of certain liabilities at closing. U.S. Cellular intends to finance the purchase price through various sources including bank and bond financing. The transaction is subject to certain conditions, including governmental and regulatory approvals and the completion of $500 million in debt financing, and is expected to close in the third quarter of 2002.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.2%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Growth in the customer base is a primary reason for the growth in U.S. Cellular’s results of operations. The number of customer units served increased by 283,000 or 9%, since March 31, 2001, to 3,504,000.

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                          (Dollars in thousands)

Operating Revenues
  Retail service                                         $  373,826   $  326,541
  Inbound roaming                                            54,330       64,026
  Long-distance and other service
    revenues                                                 32,957       33,392
                                                         ----------   ----------
    Service Revenues                                        461,113      423,959
  Equipment sales                                            17,307       15,810
                                                         ----------   ----------
                                                            478,420      439,769
                                                         ----------   ----------

Operating Expenses
  System operations                                         107,921       95,584
  Marketing and selling                                      80,056       71,305
  Cost of equipment sold                                     30,367       33,812
  General and administrative                                108,478      109,246
  Depreciation                                               65,977       55,244
  Amortization                                                6,775       16,095
                                                         ----------   ----------
                                                            399,574      381,286
                                                         ----------   ----------

Operating Income                                         $   78,846   $   58,483
                                                         ==========   ==========

Operating revenues increased 9% ($38.7 million) in 2002 primarily related to the increase in customer units. Average monthly service revenue per customer decreased 1% ($.51) to $44.14 in 2002 from $44.65 in 2001.

Retail service revenues (charges to U.S. Cellular's customers for local system usage and usage of systems other than their local systems) increased 14% ($47.3 million) in 2002 due primarily to the 9% customer growth. Average local minutes of use per retail customer increased 31% to 237 in 2002 from 181 in 2001, while average retail service revenue per minute continued to decline. Competitive pressures and U.S. Cellular's use of incentive programs and rate plans to stimulate overall usage resulted in a lower average monthly retail service revenue per minute of use. Average monthly retail service revenue per customer increased 4% ($1.40) to $35.79 in 2002 from $34.39 in 2001.

Inbound roaming revenues (charges to customers of other systems who use U.S. Cellular's wireless systems when roaming) decreased 15% ($9.7 million) in 2002. Lower negotiated roaming rates have offset increased minutes of use, resulting in decreased roaming revenues. The increase in minutes of use was in proportion to the growth in the number of customers throughout the wireless industry. Wireless customers who sign up for these programs are given price incentives to roam in other markets, including U.S. Cellular's markets, thus driving an increase in U.S. Cellular's inbound roaming minutes of use. Average monthly inbound roaming revenue per U.S. Cellular customer decreased 23% ($1.54) to $5.20 in 2002 compared to $6.74 in 2001. The decrease is attributable to a decrease in inbound roaming revenue compared to an increase in the U.S. Cellular customer base.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to newer customers roaming less than existing customers, reflecting further penetration of the consumer market. In addition, as new wireless operators begin service in U.S. Cellular's markets, roaming partners could switch their business to these new operators. It is also anticipated that average inbound roaming revenue per minute of use will continue to decline in the future, reflecting the general downward trend in negotiated rates.

Operating expenses increased 5% ($18.3 million) in 2002. The increase is primarily related to costs incurred to serve and expand the customer base.

System operations expenses (costs to provide service) increased 13% ($12.3 million) and represented 23.4% of service revenues in 2002 and 22.5% in 2001. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. This increase was due to an increase in the costs associated with customers roaming on other companies' systems ($5.2 million), an increase in the cost of minutes used on the systems ($5.0 million) and an increase in the cost of maintaining the network ($2.4 million). Management expects system operations to increase over the next few years, driven by increases in the number of cell sites and increases in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 3,049 in 2002 from 2,597 in 2001.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. Marketing and selling expenses increased 12% ($8.8 million) in 2002 while cost of equipment sold declined 10% ($3.4 million). These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Equipment sales revenue increased 9% ($1.5 million) in 2002. The increase in marketing and selling expense in 2002 was primarily due to increased costs related to improvements made to U.S. Cellular's telesales and merchandise management processes, offset somewhat by lower costs related to a 12% decrease in the number of gross customer additions. Cost per gross customer addition increased to $365 in 2002 from $308 in 2001. This increase is attributed to a decrease in gross customer activations to 255,000 in 2002 from 290,000 in 2001 combined with increased costs.

General and administrative expenses decreased 1% ($0.8 million) and represented 23.5% of service revenues in 2002 and 25.8% in 2001. The decrease in general and administrative expenses reflects the reduction in customer retention costs of $3.5 million due to the slowing of the migration of customers from analog to digital service. The retention costs were offset somewhat by the increase in expenses required to serve the growing customer base in U.S. Cellular's markets and other expenses incurred related to the overall growth in U.S. Cellular's business.

Depreciation expense increased 19% ($10.7 million) in 2002 primarily due to the 16% increase in average fixed assets since March 31, 2001. Amortization expense decreased 58% ($9.3 million) as a result of the implementation of SFAS No. 142. U.S. Cellular determined that licenses have indefinite lives and no longer amortize the intangible asset. No impairment charge was required to be recorded upon the completion of the initial impairment review. In the first quarter of 2001, amortization of intangibles totaled $9.2 million.

Operating income increased 35% ($20.4 million) to $78.8 million in 2002. Operating margin, as a percent of service revenue, increased to 17.1% in 2002 compared to 13.8% in 2001. The increase in operating income and operating income margin resulted from increased revenues combined with lower amortization expenses and general and administrative expenses partially offset by increased costs to serve and expand the customer base.

Management expects service revenues to continue to grow during the remainder of 2002. However, management anticipates that average monthly revenue per customer will decrease as retail service and inbound roaming revenue per minute of use decline. Management believes U.S. Cellular operating results reflect seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter to quarter.

Competitors licensed to provide personal communications services ("PCS") have initiated service in certain U.S. Cellular markets over the past several years. U.S. Cellular expects other wireless operators to continue deployment of PCS throughout all of its market clusters during 2002. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine how additional competition is affecting U.S. Cellular's results. The effects of additional wireless competition have slowed customer growth in certain of U.S. Cellular's markets. Coupled with the downturn in the nation's economy, the effect of increased competition has caused U.S. Cellular's customer growth in these markets to be slower than expected in the last half of 2001 and in the first three months of 2002. Management anticipates that overall customer growth will continue to be slower in the future, primarily as a result of the increase in the number of competitors in U.S. Cellular's markets and the maturation of the wireless industry.

Business of Chicago 20MHz

As indicated above, U.S. Cellular has entered into a definitive agreement with PrimeCo to acquire Chicago 20MHz, LLC, which owns wireless licenses and assets in the Chicago Major Trading Area ("MTA"), excluding Kenosha County, Wisconsin. The Chicago MTA is the fourth largest MTA in the United States. Chicago 20MHz owns licenses covering 18 Basic Trading Areas ("BTAs"), that comprise the Chicago MTA, covering a population of approximately 13.1 million based on 2001 Claritas population estimates. The Chicago MTA includes the Chicago, Bloomington-Normal, Champaign-Urbana, Decatur-Effingham, Peoria, Rockford and Springfield BTAs in Illinois, and the South Bend and Fort Wayne BTAs in Indiana. The network of Chicago 20MHz covers approximately 73% of the population in the licensed area.

Chicago 20MHz utilizes Code Division Multiple Access ("CDMA") technology in a network with over 500 cell sites. Chicago 20MHz currently serves approximately 350,000 customers, representing a penetration rate of approximately 3% based on 2001 Claritas population estimates for the licensed area of the Chicago 20MHz.

Chicago 20MHz utilizes both direct and indirect distribution channels, with direct distribution provided through 34 stores and kiosks, and indirect distribution through approximately 650 authorized retail partners. In addition, Chicago 20MHz has over 720 replenishment locations for prepaid customers. Chicago 20MHz markets itself under the PrimeCo brand name. After the acquisition, U.S. Cellular will re-launch the market under its "U.S. Cellular" brand.

At March 31, 2001, Chicago 20MHz had approximately 490 employees, none of which are represented by labor unions.

Chicago 20MHz competes in the Chicago MTA directly against larger and more established wireless service providers. The other wireless carriers competing in all or part of the Chicago MTA include Cingular, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and VoiceStream. These competitors provide wireless services on a substantially national basis. As a result, they have customer bases substantially greater than Chicago 20MHz, which is only a local competitor, and also greater than U.S. Cellular, which is a regional competitor, and may have financial resources that are substantially greater than Chicago 20MHz and U.S. Cellular.

The markets of Chicago 20MHz are adjacent to the Iowa, Illinois, Wisconsin and Indiana markets of U.S. Cellular's Midwest cluster, which is its largest market cluster. Of the total Chicago MTA population of 13.1 million, approximately 81% is not currently covered by U.S. Cellular's current licenses. There is a strong community of interest between U.S. Cellular's existing markets and the Chicago 20MHz markets. The Chicago MTA is the single largest roaming destination of U.S. Cellular's current customers.

For the twelve months ended December 31, 2001, Chicago 20MHz had net revenues of $232 million, operating cash flow of $12 million and a net loss of $27 million.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone business through TDS Telecommunications Corporation ("TDS Telecom"), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 155,100 or 21%, since March 31, 2001 to 902,500.

TDS Telecom's incumbent local exchange carriers ("ILEC") subsidiaries served 681,000 equivalent access lines at March 31, 2002, a 9% (57,300 equivalent access lines) increase over the 623,700 equivalent access lines at March 31, 2001. Acquisitions in 2001 added 44,900 equivalent access lines while internal growth added 12,400 equivalent access lines.

TDS Telecom ILECs are reporting access line equivalents in 2002. Access line equivalents are derived by converting high capacity data lines to the estimated capacity of one switched access line. This change, which results in an adjustment to historical statistics, was made in order to account for an increasing use of data lines.

TDS Telecom's competitive local exchange carrier ("CLEC") subsidiaries served 221,500 equivalent access lines at March 31, 2002, an increase of 97,800 equivalent access lines from 123,700 equivalent access lines served at March 31, 2001. TDS Telecom is evaluating additional expansion of its CLEC operations within its Midwest cluster.

                                                          Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                          2002          2001
                                                       ----------    -----------
                                                         (Dollars in thousands)
Local Telephone Operations
  Operating Revenues
    Local service                                      $   46,843    $   43,126
    Network access and long-distance                       83,084        74,603
    Miscellaneous                                          19,594        16,715
                                                       ----------    ----------
                                                          149,521       134,444
                                                       ----------    ----------
  Operating Expenses
    Operating expenses                                     76,549        64,263
    Depreciation and amortization                          32,455        32,400
                                                       ----------    ----------
                                                          109,004        96,663
                                                       ----------    ----------
    Local Telephone Operating Income                   $   40,517        37,781
                                                       ----------    ----------

Competitive Local Exchange Operations
  Operating Revenues                                   $   37,754    $   26,617
                                                       ----------    ----------

  Operating Expenses
    Operating expenses                                     45,887        29,193
    Depreciation and amortization                           6,692         3,198
                                                       ----------    ----------
                                                           52,579        32,391
                                                       ----------    ----------
    Competitive Local Exchange                         $  (14,825)   $   (5,774)
        Operating (Loss)                               ----------    ----------

Intercompany revenue elimination                             (498)         (461)
Intercompany expense elimination                             (498)         (461)
                                                       ----------    ----------

Operating Income                                       $   25,692    $   32,007
                                                       ==========    ==========

Operating revenues increased 16% ($26.1 million) in 2002, reflecting primarily customer growth in local telephone operations, including acquisitions, growth in relatively new services such as long distance resale, and expansion of competitive local exchange activities.

Operating expenses increased 25% ($32.5 million) during 2002, reflecting primarily growth in expenses related to the newer services, ILEC acquisitions and the expansion of competitive local exchange activities.

Operating income decreased 20% ($6.4 million) to $25.7 million in 2002 reflecting operating losses incurred from the expansion of competitive local exchange operations offset by improved local telephone operations operating results.

Local Telephone Operations
Operating revenues increased 11% ($15.0 million) in 2002. Acquisitions increased revenues by $10.6 million. Average monthly revenue per equivalent access line increased 2% ($1.23) to $73.35 in 2002 from $72.12 in 2001. Revenues from reselling long distance service increased network access and long distance revenues by $3.2 million in 2002. As of March 31, 2002, TDS Telecom was providing long distance service to 143,100 customers compared to 60,300 customers in 2001.

Operating expenses increased by 13% ($12.3 million) in 2002. Cash operating expenses increased by 19% ($12.3 million) in 2002. Acquisitions increased cash operating expenses by $6.9 million in 2002. Bad debt expense increased by $3.0 million related to the write-off of pre-petition accounts receivable due to the bankruptcy of a long distance provider. The cost of providing long-distance service to an increased customer base increased expenses by $2.5 million. Depreciation and amortization increased less than 1% ($54,000) in 2002. Acquisitions increased depreciation expense by $2.0 million. In accordance with SFAS No. 142, TDS Telecom no longer amortizes telephone franchise costs (goodwill). No impairment charge was required to be recorded upon the completion of the initial impairment review. Amortization expense of goodwill amounted to $1.7 million in the first three months of 2001.

Operating income increased 7% ($2.7 million) to $40.5 million. Operating income should remain fairly stable or increase slightly with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings.

Competitive Local Exchange Operations
Operating revenues increased 42% ($11.1 million) in 2002 as equivalent access lines served increased to 221,500 at March 31, 2002 from 123,700 at March 31, 2001.

Operating expenses increased 62% ($20.2 million) in 2002 due primarily to the costs incurred to grow and serve the customer base and expand competitive local exchange operations.

Operating loss increased $9.1 million to $14.8 million. TDS Telecom expects its competitive local exchange business to continue to grow. Operating losses are expected to increase somewhat throughout 2002 due to increased depreciation expenses and costs associated with market expansion.

FINANCIAL RESOURCES

Cash Flows From Operating Activities.
The Company generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $183.1 million in the first three months of 2002 compared to $163.8 million in 2001.

Income from operations excluding all noncash items increased 3% ($4.6 million) to $162.2 million in the first three months of 2002. Changes in working capital and other assets and liabilities from operations provided $20.8 million in 2002 and $6.2 million in 2001 reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.

                                                             Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2002         2001
                                                          ---------   ---------
                                                         (Dollars in thousands)
Income from operations                                    $   13,597  $   31,222
Noncash items included in Income
  from operations                                            148,651     126,384
                                                          ----------  ----------

Income from continuing operations
  Excluding all noncash items                                162,248     157,606

Changes in working capital and other
  Assets and liabilities from operations                      20,845       6,235
                                                          ----------  ----------
                                                          $  183,093  $  163,841
                                                          ==========  ==========

Cash Flows From Investing Activities.
TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. Cash flows from investing activities required $147.5 million in the first three months of 2002 compared to $213.6 million in 2001.

Cash expenditures for capital additions required $128.3 million in 2002 and $151.3 million in 2001. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $100.1 million in 2002 and $120.4 million in 2001 representing expenditures to construct cell sites, to replace retired assets, to improve business systems and to change out analog equipment for digital equipment. TDS Telecom capital expenditures for its local telephone operations totaled $19.2 million in 2002 and $12.8 million in 2001 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities. TDS Telecom’s capital expenditures for competitive local exchange operations totaled $9.0 million in 2002 and $18.1 million in 2001 for switching and other network facilities.

Cash used for acquisitions, excluding cash acquired, totaled $17.6 million in 2002 and $60.8 million in 2001. TDS’s acquisitions include primarily the purchase of controlling interests in wireless markets and telephone properties, minority interests that increased the ownership of majority-owned markets and wireless spectrum. TDS added 2 PCS licenses in 2002 and the majority interest in one cellular market in 2001. The 2001 expenditures also include an additional deposit on certain PCS licenses. The PCS licenses were acquired on U.S. Cellular’s behalf and through joint ventures. The interests acquired through joint ventures are 100% owned by the joint ventures, and U.S. Cellular is considered to have the controlling financial interest in these joint ventures for financial reporting purposes.

Cash Flows From Financing Activities.
Cash flows from financing activities required $95.5 million in the first three months of 2002 and $10.3 million in 2001. TDS paid $51.0 million to retire Medium-term Notes in the first quarter of 2002 that were called at their principal face amount. Notes Payable balances decreased $31.0 million in 2002 and increased by $36.5 million in 2001. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $8.6 million in 2002 and $8.1 million in 2001.

During the first three months of 2001, cash required for the repurchase of TDS common shares (110,000 shares for an aggregate price of $10.3 million) and the settlement of late December 2000 repurchases totaled $13.5 million. During the first three months of 2001, U.S. Cellular paid $11.0 million to settle repurchases of U.S. Cellular Common Shares made in late December 2000. No TDS or U.S. Cellular common shares were repurchased in 2002.

In 2001, U.S. Cellular retired LYONs securities with a carrying value of $15.8 million for cash totaling $10.8 million and 162,000 U.S. Cellular Common Shares. An additional $1.2 million was paid in April 2001 to settle retirements that occurred at the end of March 2001.

LIQUIDITY AND CAPITAL RESOURCES

Subject to the discussion under “Financing of Chicago 20 MHz Acquisition” below, management believes that internal cash flow, existing cash and cash equivalents, and funds available from line of credit arrangements provide sufficient financial resources to finance its near-term capital, business development and expansion expenditures. TDS and its subsidiaries have access to public and private capital markets to help meet its long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when and if capital requirements, financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which may not be in TDS’s control. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS does not believe that any circumstances that could materially adversely affect TDS’s liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of TDS’s liquidity and capital resources.

At March 31, 2002, TDS and its subsidiaries are in compliance with all covenants and other requirements set forth in long-term debt indentures. TDS does not have any rating downgrade triggers that would accelerate the maturity dates of its long-term debt. However, a downgrade in TDS’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future.

TDS and its subsidiaries had cash and cash equivalents totaling $80.8 million at March 31, 2002. TDS had a $600 million revolving credit facility for general corporate purposes at March 31, 2002, all of which was unused. Borrowings bear interest at the London Interbank Borrowing Rate (“LIBOR”) plus a contractual spread based on the Company’s credit rating. The contractual spread was 30 basis points as of March 31, 2002 (for a rate of 2.18% based on the LIBOR rate at March 31, 2002).

TDS also had $87 million of bank lines of credit for general corporate purposes at March 31, 2002, all of which was unused. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate (4.75% at March 31, 2002).

U.S. Cellular’s capital additions budget for 2002 totals approximately $620-$640 million, primarily to add cell sites to expand and enhance coverage, to provide additional digital service capabilities including the initial steps toward the migration to CDMA technology, and to enhance office systems. The conversion to CDMA is expected to be completed by 2004, at an approximate cost of $400-$450 million, spread over the next three years. The estimated capital additions in 2002 include $80-$95 million related to the conversion. At March 31, 2002, the remaining amount of the capital budget approximated $520 - $540 million. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash and short-term debt. U.S. Cellular’s operating cash flow totaled $639.6 million for the twelve months ended March 31, 2002, up 14% ($78.5 million) from 2001. In addition, U.S. Cellular had a $500 million bank revolving line of credit for general corporate purposes at March 31, 2002, $267.0 million of which was unused. This line of credit provides for borrowings at LIBOR plus a contractual spread, based on U.S. Cellular’s credit rating. The contractual spread was 19.5 basis points as of March 31, 2002 (for a rate of 2.08% based on the LIBOR rate at March 31, 2002).

TDS’s and U.S. Cellular’s interest cost would increase if their credit rating goes down which would increase their cost of financing, but their credit facilities would not cease to be available solely as a result of a decline in their credit rating. However, the continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At March 31, 2002, TDS and U.S. Cellular were in compliance with all covenants and other requirements set forth in the credit agreements.

TDS Telecom’s capital additions budget for 2002 approximates $190-$200 million. The incumbent local telephone companies are expected to spend approximately $120 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $70-$80 million to build switching and other network facilities to expand its markets. At March 31, 2002, the remaining amount of the capital budget approximated $101 million for local telephone companies and $61-$71 million for the competitive local exchange companies. TDS Telecom plans to finance its construction program using primarily internally generated cash. TDS Telecom’s operating cash flow totaled $265.5 million for the twelve months ended March 31, 2002, up slightly ($0.3 million) from 2001.

TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business. At March 31, 2002, the Company had agreements to acquire two telephone companies serving 25,500 access lines for aggregate cash consideration of $72.3 million.

On November 1, 2000, the United States Bankruptcy Court for the Western District of Wisconsin confirmed a plan of financial reorganization for Airadigm Communications, Inc., a Wisconsin-based wireless service provider. Under the terms of the plan of reorganization, TDS and an unrelated entity have committed to provide funding to meet certain obligations of Airadigm. Airadigm continues to operate as an independent company providing wireless services. Pursuant to the plan of reorganization, under certain circumstances and subject to the FCC’s rules and regulations, TDS and the unrelated entity, or their respective designees, may each acquire certain PCS licenses for areas of Wisconsin and Iowa as well as other Airadigm assets. As of March 31, 2002, TDS had provided funding of $53.9 million to Airadigm. Under the plan of reorganization, TDS’s portion of the funding and the cost of the assets to be acquired could possibly aggregate up to an additional $145 million.

U.S. Cellular is a limited partner in a joint venture that was a successful bidder for 17 licenses in 13 markets in the January 2001 FCC spectrum auction. The cost for the 17 licenses totaled $283.9 million. Legally the general partner controls the joint venture; however, the Company has included the joint venture in its consolidated financial statements because U.S. Cellular is considered to have controlling financial interest for financial reporting purposes under GAAP. In 2001, the joint venture acquired 5 of such licenses in 4 markets for a total of $4.1 million and had deposits with the FCC totaling $56.1 million for the remaining licenses (classified as a current asset at March 31, 2002). In May 2002, the FCC refunded 85% of the deposits, or $47.6 million, and retained the remaining $8.5 million of deposits pending the outcome of the proceedings discussed below. Subject to the final outcome of such proceedings the joint venture’s portion of the funding could possibly aggregate up to an additional $271.3 million to fund the acquisition of the remaining licenses. In addition, U.S. Cellular has agreed to loan the general partner up to $20 million that could be used by the general partner to fund its investment in the licenses.

With respect to the remaining 12 licenses in 9 markets, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Following the reauction, one of the prior winning bidders obtained a court ruling that the FCC’s actions were illegal. In response to a request of the U.S. Department of Justice and the FCC, the U.S. Supreme Court has agreed to review this court ruling. In the event the prior winning bidder is successful in this litigation, the joint venture would receive a refund of its remaining deposit of $8.5 million made to the FCC for such 12 licenses. The joint venture’s financial requirements would then be limited to the 5 licenses in 4 markets that it acquired in 2001. If the FCC is successful in this litigation or the matter is otherwise resolved in a manner that will permit the joint venture to acquire the remaining licenses, the joint venture would be required to pay to the FCC the balance of the auction price for such licenses. The joint venture would then have significant financial requirements to build out such markets. The exact nature of U.S. Cellular’s financial commitment going forward will be determined as the joint venture develops its long-term business and financing plans.

TDS and U.S. Cellular may continue the repurchase of their common shares, as market conditions warrant, on the open market or at negotiated prices in private transactions. The repurchase programs are intended to create value for the shareholders. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings.

The U.S. Cellular Board of Directors has authorized management to opportunistically repurchase LYONs in private transactions. U.S. Cellular may also purchase a limited amount of LYONs in open-market transactions from time to time. U.S. Cellular LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into U.S. Cellular Common Shares at a conversion rate of 9.475 U.S. Cellular Common Shares per LYON. Upon conversion, U.S. Cellular has the option to deliver to holders either U.S. Cellular Common Shares or cash equal to the market value of the U.S. Cellular Common Shares into which the LYONs are convertible. U.S. Cellular may redeem the notes for cash at the issue price plus accrued original issue discount through the date of redemption.

TDS holds various investments in publicly traded companies valued at $2,286.8 million as of March 31, 2002. These assets are classified for financial reporting purposes as available-for-sale securities. TDS may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in the securities.

Financing of Chicago 20MHz Acquisition

Under the Purchase and Sale Agreement with PrimeCo, within 110 days of the date of the agreement, U.S. Cellular is required to use commercially reasonable efforts to (i) obtain senior bank financing on the terms and conditions set forth in certain letters that it has received from a group of lenders and (ii) issue and sell debt securities pursuant to an engagement letter with an investment banking firm on terms and conditions acceptable to U.S. Cellular in its sole discretion.

The acquisition price of approximately $610 million will be financed through various sources including bank and bond financing. Additionally, U.S. Cellular plans to invest approximately $90 million in the business of Chicago 20MHz during the first year following the acquisition. This capital investment would include an upgrade and expansion of the Chicago 20MHz network as well as an increase to its marketing distribution. U.S. Cellular intends to obtain a five-year $250 million new credit facility and file a $500 million debt shelf registration statement on Form S-3, with the intent to sell various debt securities. U.S. Cellular is also contemplating other possible sources of financing.

U.S. Cellular has received letters from certain lenders relating to the terms of a new credit facility, which would be in addition to its existing $500 million revolving credit facility discussed previously and would be entered into in connection with the acquisition of Chicago 20MHz. This would be a five-year facility of $250 million, with the option to increase the new credit facility by up to $100 million to a maximum amount of $350 million on a single occasion at any time on or prior to the 90th day following the effectiveness of that facility. The credit facility terminates on December 1, 2002 if the acquisition of Chicago 20MHz is not completed by that date. Such facility would permit revolving loans on terms and conditions substantially similar to U.S. Cellular’s existing revolving credit facility, except for the interest rate and certain additional provisions. The terms of the new revolving credit facility would provide for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating. Based on its current credit rating, the margin percentage would be 55 basis points (for a rate as of March 31, 2002 of 2.43%). In addition, the completion of such facility will require U.S. Cellular to have received ratings on its unsecured credit facilities that are not below BBB+ by Standard and Poor’s and not below Baa1 by Moody’s after giving pro forma effect to the acquisition of Chicago 20MHz and all financing and other transactions related thereto. Also, U.S. Cellular will need to comply with the certain financial covenants. The covenants include limitations on the ratios of funded debt to capitalization, earnings before interest taxes depreciation and amortization (“EBITDA”) to interest expense, and funded debt to EBITDA.

The new credit facility places other requirements on U.S. Cellular, including the sale or placement of at least $250 million of debt securities on terms reasonably satisfactory to the lenders.

In connection with the acquisition of Chicago 20MHz, U.S. Cellular expects to file with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. After the registration statement is declared effective by the SEC, U.S. Cellular expects to seek to issue at least $250 million of senior debt securities under such registration statement. However, there can be no assurance that U.S. Cellular will be able to do so on terms and conditions that are acceptable to U.S. Cellular.

If U.S. Cellular is unable to obtain sufficient financing from the foregoing or other sources on terms acceptable to U.S. Cellular within 110 days of the date of the definitive agreement with PrimeCo, either U.S. Cellular or PrimeCo may terminate such agreement and, in such event, U.S. Cellular would be required to pay PrimeCo a termination fee of $10 million.

U.S. Cellular is continuing to evaluate all potential financing options related to the acquisition of Chicago 20 MHz, including debt and equity financing and the use of current marketable equity securities.

MARKET RISK

TDS is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt is in the form of long-term, fixed-rate notes, convertible debt, debentures and trust securities with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of March 31, 2002, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

TDS maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $2,286.8 million at March 31, 2002 and $2,700.2 million at December 31, 2001. A hypothetical 10% decrease in the share prices of these investments at March 31, 2002 would result in a $228.7 million decline in the market value of the investments. As of March 31, 2002, the net unrealized holding loss, net of tax and minority interest, included in accumulated other comprehensive loss totaled $571.4 million following the recognition in net income of a loss related to TDS’s investment in VeriSign of $22.6 million, net of tax, as a result of management’s determination that unrealized losses with respect to this investment were “other than temporary.” As of March 31, 2002, management did not consider the remaining unrealized loss to be “other than temporary.” Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that the unrealized loss is other than temporary, the loss will be recognized and recorded in the income statement.

In May 2002, TDS entered into a contract with a third party relating to its ownership of 2.4 million shares of VeriSign, Inc. The contract, which is known as a variable prepaid forward, provides a collar to the stock price for five years and allowed TDS to borrow approximately $19 million against the stock. This contract will be accounted for as a fair value hedge. At the expiration of the contract, TDS may settle the contract by delivering cash or VeriSign shares.

TDS and U.S. Cellular continue to evaluate all potential financing options related to the acquisition of Chicago 20 MHz, including debt and equity financing and the use of their other marketable equity securities. The Company is evaluating the different options for the use of the marketable securities. Based upon the type of transactions that may be entered into considered together with the factors reviewed by management described below in Critical Accounting Policies and Estimates, a portion of the unrealized holding loss, which totaled $571.4 million net of tax and minority interest at March 31, 2002, may have to be recognized and recorded in the income statement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. The marketable securities are marked to market each period with the change in value of the securities reported as Other Comprehensive Income, net of income taxes and minority interest, which is included in the stockholders’ equity section of the balance sheet. If management determined that the decline in value of the marketable securities was “other than temporary,” the unrealized loss included in other comprehensive income would be recognized and recorded as a loss in the income statement. Factors that management reviews in determining an other than temporary decline include whether there has been a significant change in the financial condition, operational structure or near-term prospects of the issuer; how long the security has been below historical cost; and whether TDS has the intent and ability to retain its investment in the issuer’s securities to allow the market value to return to historical cost levels. TDS is in the same industry classification as the issuers of its marketable securities enhancing the Company’s ability to evaluate the effects of any changes in industry-specific factors which may affect the determination of whether a decline in market values of its marketable securities is other than temporary. There can be no assurance that upon review of such factors at a later date a material loss will not be recognized in the income statement. See “Market Risk” for further discussions.

In the first quarter of 2002, TDS determined that the decline in value of its investment in VeriSign, Inc. relative to its cost basis was other than temporary. A loss on the securities of $37.4 million was recorded in the income statement, reducing net income and earnings per diluted share by $22.6 million and $.38, respectively.

TDS has substantial investments in long-lived assets, including substantial amounts of intangible assets, primarily cellular license costs and telephone franchise costs (goodwill), as a result of acquisitions of wireless markets and licenses, and telephone companies. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the asset for possible impairment based on an estimate of related undiscounted cash flows over the remaining asset life. If an impairment is identified, a loss is recognized for the difference between the fair value of the asset (less cost to sell) and the carrying value of the asset.

TDS adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, and no longer amortizes cellular license costs, telephone goodwill, and goodwill for equity method investments. In connection with SFAS No. 142, TDS assessed its recorded balances of cellular license costs and goodwill for potential impairment. The Company completed its initial impairment assessments in the first quarter of 2002. The Company was not required to record an impairment charge upon the completion of the initial impairment review. An impairment review is required annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that upon reviews at a later date material impairment charges will not be required.

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. TDS considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it were determined that TDS would be able to realize the deferred tax asset in excess of its net recorded amount, an adjustment to deferred tax assets would increase income. Likewise, if it were determined that TDS would not be able to realize the net deferred tax asset amount, an adjustment to deferred tax assets would reduce income.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Annual Report contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include the following:

  Increases in the level of competition in the markets in which TDS operates could adversely affect TDS’s revenues or increase its costs to compete.
  Advances or changes in telecommunications technology could render certain technologies used by TDS obsolete.
  Changes in telecommunications regulatory environment could adversely affect TDS’s financial condition or results of operations.
  Changes in the supply or demand of the market for wireless licenses or telephone companies, increased competition, adverse developments in the TDS’s businesses or the industries in which TDS is involved and/or other factors could result in an impairment of the value of TDS’s license costs and/or goodwill, which may require TDS to record a write down in the value of such assets.
  Competition, construction delays and other challenges in executing TDS’s expansion and development of its CLEC business could result in higher than planned losses, additional financing requirements and/or the write down of the CLEC assets if TDS is unable to successfully implement its plans in this business undertaking.
  Continued depressed market values, continued declines thereof or other events evidencing an impairment in the value of TDS’s investments in available-for-sale marketable equity securities that are other than temporary may require TDS to write down the value of such securities.
  Settlement, judgments, restraints on its current manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’s financial condition, results of operations or ability to do business.
  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses could have an adverse effect on TDS’s financial condition or results of operations.
  Changes in growth in the number of wireless customers, average revenue per unit, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on TDS’s wireless business operations.
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
  Changes in circumstances or other events, including failure to obtain necessary financing, could result in the failure of one or more conditions to the consummation of the acquisition of Chicago 20MHz, in which event such acquisition may not be completed or, if it is completed, costs, integration problems or other factors associated with such acquisition could have an adverse effect on TDS’s financial condition or results of operations.
  Changes in general economic and business conditions, both nationally and in the regions in which TDS operates, could have an adverse effect on TDS’s businesses.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

         TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                Unaudited
                                                          Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                           2002         2001
                                                       ----------    ----------
                                                      (Dollars in thousands,
                                                       except per share amounts)
OPERATING REVENUES
  U.S. Cellular                                        $  478,420    $  439,769
  TDS Telecom                                             186,777       160,600
                                                       ----------    ----------
                                                          665,197       600,369
                                                       ----------    ----------
OPERATING EXPENSES
  U.S. Cellular                                           399,574       381,286
  TDS Telecom                                             161,085       128,593
                                                       ----------    ----------
                                                          560,659       509,879
                                                       ----------    ----------

OPERATING INCOME                                          104,538        90,490
                                                       ----------    ----------

INVESTMENT AND OTHER INCOME
  Interest and dividend income                              2,067         5,522
  Investment income, net of amortization                   11,045         6,965
  Gain (loss) on marketable securities and
    other investments                                     (37,400)           --
  Other income (expense), net                               1,197         1,988
                                                       ----------    ----------
                                                          (23,091)       14,475
                                                       ----------    ----------

INCOME BEFORE INTEREST AND INCOME TAXES                    81,447       104,965
Interest expense                                           29,623        28,957
Minority interest in income of subsidiary trust             6,203         6,203
                                                       ----------    ----------
INCOME BEFORE INCOME
  TAXES AND MINORITY INTEREST                              45,621        69,805
Income tax expense                                         22,085        30,614
                                                       ----------    ----------
INCOME BEFORE MINORITY INTEREST                            23,536        39,191
Minority Share of (Income)                                 (9,939)       (7,969)
                                                       ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                           13,597        31,222
Extraordinary Item - loss on extinguishment of
  debt, net of minority interest                               --        (2,988)
                                                       ----------    ----------

NET INCOME                                                 13,597        28,234

Preferred Dividend Requirement                               (112)         (118)
                                                       ----------    ----------
NET INCOME AVAILABLE TO COMMON                         $   13,485    $   28,116
                                                       ==========    ===========
BASIC WEIGHTED AVERAGE COMMON SHARES (000s)                58,600        58,718

BASIC EARNINGS PER SHARE (Note 7)
  Income before Extraordinary Item                     $     0.23    $     0.53
  Extraordinary Item - loss on extinguishment of debt          --         (0.05)
                                                       ----------    ----------
  Net income available to common                       $     0.23    $     0.48
                                                       ==========    ==========
DILUTED EARNINGS PER SHARE (Note 7)
  Income before Extraordinary Item                     $     0.23    $     0.52
  Extraordinary Item - loss on extinguishment of debt          --         (0.05)
                                                       ----------    ----------
  Net income available to common                       $     0.23    $     0.47
                                                       ----------    ----------
DIVIDENDS PER SHARE                                    $     .145    $     .135
                                                       ==========    ==========
                 The accompanying notes to financial statements
                    are an integral part of these statements.
18

            TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Unaudited

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ---------    ---------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Income before extraordinary item                       $  13,597    $  31,222
  Add (Deduct) adjustments to reconcile income
    to net cash provided by operating activities
      Depreciation and amortization                        111,900      106,937
      Deferred taxes                                        (5,899)      12,585
      Investment income                                    (11,037)      (7,679)
      Minority share of income                               9,939        7,969
      (Gain) loss on marketable securities and
        other investments                                   37,400           --
      Noncash interest expense                               2,293        2,843
      Other noncash expense                                  4,055        3,729
    Changes in assets and liabilities from operations
      Change in accounts receivable                         23,071       34,522
      Change in materials and supplies                      23,671       10,693
      Change in accounts payable                           (37,826)     (36,441)
      Change in accrued interest                            (6,117)     (12,511)
      Change in accrued taxes                               25,989       13,963
      Change in other assets and liabilities                (7,943)      (3,991)
                                                         ---------    ---------
                                                           183,093      163,841
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (128,328)    (151,345)
  Acquisitions, net of cash acquired                       (17,585)     (60,814)
  Investments in and advances to investment
     entities and license costs                               (326)        (949)
  Distributions from investments                             4,139        3,620
  Other investing activities                                (5,425)      (4,074)
                                                         ---------    ---------
                                                          (147,525)    (213,562)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                   610          360
  Repayments of long-term debt                              (4,183)      (3,915)
  Prepayment of medium-term notes                          (51,000)          --
  Change in notes payable                                  (31,000)      36,500
  Dividends paid                                            (8,617)      (8,053)
  Repurchase of TDS Common Shares                               --      (13,461)
  Repurchase of U.S. Cellular Common Shares                     --      (10,992)
  Repurchase and conversion of LYONs                           (70)     (10,778)
  Other financing activities                                (1,217)          55
                                                         ---------    ---------
                                                           (95,477)     (10,284)
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  (59,909)     (60,005)
CASH AND CASH EQUIVALENTS -
  Beginning of period                                      140,744       99,019
                                                         ---------    ---------
  End of period                                          $  80,835    $  39,014
                                                         =========    =========

                 The accompanying notes to financial statements
                    are an integral part of these statements.
19
            TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                                   (Unaudited)
                                                     March 31,      December 31,
                                                       2002             2001
                                                    ----------        ---------
                                                       (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                         $   80,835        $  140,744
  Accounts receivable from
    customers and others, net                          356,583           379,161
  Deposits receivable from FCC                          56,060            56,060
  Materials and supplies, at average cost               48,309            71,370
  Other current assets                                  30,992            27,021
                                                    ----------        ----------
                                                       572,779           674,356
                                                    ----------        ----------

INVESTMENTS
  Marketable equity securities                       2,286,804         2,700,230
  Cellular license acquisitions costs                1,350,496         1,334,523
  Goodwill                                             362,344           362,288
  Investments in unconsolidated entities               238,429           233,678
  Notes receivable                                     103,539           101,887
  Other investments                                     13,643            15,078
                                                    ----------        ----------
                                                     4,355,255         4,747,684
                                                    ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                      1,557,846         1,527,805
  TDS Telecom                                        1,005,664         1,016,634
                                                    ----------        ----------
                                                     2,563,510         2,544,439
                                                    ----------        ----------

OTHER ASSETS AND DEFERRED CHARGES                       85,685            80,313
                                                    ----------        ----------

    TOTAL ASSETS                                    $7,577,229        $8,046,792
                                                    ==========        ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.
20
            TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        (Unaudited)    December 31,
                                                       March 31, 2002     2001
                                                         -----------   ---------
                                                          (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                      $   18,879   $   67,461
  Notes payable                                             234,300      265,300
  Accounts payable                                          232,627      270,005
  Advance billings and customer deposits                     72,474       68,044
  Accrued interest                                           18,147       24,264
  Accrued taxes                                              40,394       14,263
  Accrued compensation                                       47,416       56,973
  Other current liabilities                                  50,688       49,906
                                                         ----------   ----------
                                                            714,925      816,216
                                                         ----------   ----------
DEFERRED LIABILITIES AND CREDITS                          1,275,369    1,428,748
                                                         ----------   ----------
LONG-TERM DEBT, excluding current portion                 1,503,783    1,507,764
                                                         ----------   ----------
MINORITY INTEREST in subsidiaries                           468,366      467,698
                                                         ----------   ----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)        300,000      300,000
                                                         ----------   ----------
PREFERRED SHARES                                              7,077        7,442
                                                         ----------   ----------
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                       558          557
  Series A Common Shares, par value $.01 per share               67           68
  Capital in excess of par value                          1,828,452    1,826,840
  Treasury Shares, at cost
    (3,830,000 shares and 3,868,000 shares, respectively)  (405,375)    (406,894)
  Accumulated other comprehensive income (loss)            (571,445)    (352,120)
  Retained earnings                                       2,455,452    2,450,473
                                                         ----------   ----------
                                                          3,307,709    3,518,924
                                                         ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $7,577,229   $8,046,792
                                                         ==========   ==========

(a) The sole asset of TDS Capital I is $154.6 million principal amount of 8.5%
subordinated debentures due 2037 from TDS.  The sole asset of TDS Capital II is
$154.6 million principal amount of 8.04% subordinated debentures due 2038 from TDS.

                 The accompanying notes to financial statements
                   are an integral part of these statements.
21
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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior years have been reclassified to conform to current period presentation.

2.	Marketable Equity Securities

Marketable equity securities include the Company’s investments in equity securities, primarily Deutsche Telekom AG ordinary shares, Vodafone AirTouch plc American Depository Receipts, Rural Cellular Corporation preferred and common shares and Verisign, Inc. common shares. These securities are classified as available-for-sale and stated at fair market value.

Information regarding the Company's marketable equity securities is summarized below.

                                                          March 31,           December 31,
                                                            2002                 2001
                                                         -----------         -----------
                                                         (Dollars in thousands)
    Available-for-sale Equity Securities
      Aggregate Fair Value                               $ 2,286,804         $ 2,700,230
      Adjusted Basis                                       3,302,934           3,303,106
                                                         -----------         -----------
      Gross Holding Losses                                (1,016,130)           (602,876)
      Tax Effect                                             398,986             236,331
                                                         -----------         -----------
      Holding Losses, net of tax                            (617,144)           (366,545)
      Realized loss, net of tax                               22,646                  --
      Equity Method Unrealized Gains                             397                 397
      Minority Share of Unrealized Holding Losses             22,656              14,028
                                                         -----------         -----------
      Net Unrealized Holding Losses                      $  (571,445)        $  (352,120)
                                                         ===========         ===========
In the quarter ended March 31, 2002, management determined that the unrealized loss of the VeriSign investment was “other than temporary,” and charged a $37.4 million loss ($22.6 million, net of tax) to the income statement.

3.	Intangible Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes cellular license costs, telephone franchise and other costs in excess of the underlying book value of subsidiaries (goodwill) or goodwill for equity method investments.

The changes in the carrying amount of license costs at U.S. Cellular and TDS Telecom for the quarters ended March 31, 2002 and 2001, were as follows:

                                              Three Months Ended
                                                   March 31,
                                       --------------------------------
                                            2002                 2001
                                       ------------        ------------
                                             (Dollars in thousands)
    Beginning Balance                  $  1,334,523        $  1,261,404
    License costs acquired
       during the quarter                    15,973              51,502
    Amortization during quarter                  --              (9,512)
                                       ------------        ------------
    Ending Balance                     $  1,350,496        $  1,303,394
                                       ============        ============
The changes in the carrying amount of goodwill at TDS Telecom for the ILEC and CLEC segments for the quarters ended March 31, 2002 and 2001, were as follows:

    (Dollars in thousands)                     ILEC              CLEC             Total
                                             ---------         --------         ---------
    Beginning Balance January 1, 2002        $ 332,848         $ 29,440         $ 362,288
    Goodwill acquired in Quarter                    56               --                56
                                             ---------         --------         ---------
    Ending Balance March 31, 2002            $ 332,904         $ 29,440         $ 362,344
                                             =========         ========         =========

    Beginning Balance January 1, 2001        $ 210,320         $  7,436         $ 217,756
    Goodwill acquired in Quarter                    62               --                62
    Amortization                                (1,665)             (56)           (1,721)
                                             =========         ========         =========
    Ending Balance March 31, 2001            $ 208,717         $  7,380         $ 216,097
                                             =========         ========         =========

Pursuant to SFAS No. 142, the Company assessed its recorded balances of cellular license costs and goodwill for potential impairment in the first quarter of 2002. Management determined that no impairment charge needed to be recorded as of January 1, 2002. Income before extraordinary item and net income adjusted to exclude amortization expense, net of tax, recognized in the three months ended March 31, 2002 and 2001 is summarized below.

                                                                    March 31,       March 31,
(Dollars in thousands)                                                2002            2001
                                                                   ---------        ---------

Income before Extraordinary Item                                   $  13,597        $  31,222
Amortization adjustment net of tax and minority interest
   effect of:
     License cost                                                         --            5,138
     Goodwill                                                             --            1,155
     License and goodwill for equity method investments                   --              331
                                                                   ---------        ---------
Adjusted Income                                                    $  13,597        $  37,846
                                                                   ---------        ---------
Extraordinary item - loss on extinguishment
  of debt                                                                 --           (2,988)
Adjusted Net Income                                                $  13,597        $  34,858
                                                                   =========        =========

Basic earnings per share:
  Income before Extraordinary Item                                 $     .23        $     .53
  Amortization Adjustment, net of tax and minority interest               --              .11
  Extraordinary item                                                      --             (.05)
                                                                   ---------        ---------
  Adjusted Net Income                                              $     .23        $     .59
                                                                   =========        =========

Diluted earnings per share:
  Income before Extraordinary Item                                 $     .23        $     .52
  Amortization Adjustment, net of tax and minority interest               --              .11
  Extraordinary item                                                      --             (.05)
                                                                   ---------        ---------
  Adjusted Net Income                                              $     .23        $     .58
                                                                   =========        =========
24
4.	Common Stockholders' Equity

The TDS Board of Directors authorized the repurchase of up to 4.0 million TDS Common Shares in 2000. As of March 31, 2002, TDS has repurchased 2,991,000 common shares under this program. The Company repurchased 110,000 shares in the first three months of 2001. No shares were repurchased in the first quarter 2002.

5.	Other Comprehensive Income (Loss)

The Company’s Comprehensive Income (Loss) includes Net Income and Unrealized Gains (Losses) from Marketable Equity Securities that are classified as “available-for-sale”. The following table summarizes the Company’s Comprehensive Income (Loss).

                                                              Three Months Ended
                                                                  March 31,
                                                        ------------------------------
                                                           2002               2001
                                                        ----------         -----------
                                                              (Dollars in thousands)
Accumulated Other Comprehensive Income (Loss)

Balance, beginning of period                            $ (352,120)        $ (178,344)
                                                        ----------         ----------
Add (Deduct):
  Net unrealized gains (losses) on securities             (413,254)          (388,358)
  Income tax effect                                        162,657            152,409
                                                        ----------         ----------
                                                          (250,597)          (235,949)
  Minority share of unrealized (gains) losses                8,626              9,591
                                                        ----------         ----------
  Net unrealized gains (losses)                           (241,971)          (226,358)
                                                        ----------         ----------
Deduct (Add):
 Recognized loss                                           (37,400)                --
 Income tax effect                                          14,754                 --
                                                        ----------         ----------
                                                           (22,646)                --
                                                        ----------         ----------
Net change in unrealized gains (losses) included
  In comprehensive income                                 (219,325)          (226,358)
                                                        ----------         ----------

  Balance, end of period                                $ (571,445)        $ (404,702)
                                                        ==========         ==========

                                                                   Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                  2002               2001
                                                            -----------        ---------
                                                                   (Dollars in thousands)
Comprehensive Income (Loss)
  Net Income                                                   $   13,597         $   28,234
  Net change in unrealized gains (losses) on securities          (219,325)          (226,358)
                                                               ----------         ----------
                                                               $ (205,728)        $ (198,124)
                                                               ==========         ==========
6.	Extraordinary Item - Loss on Extinguishment of Debt

U.S. Cellular retired Liquid Yield Option Notes (LYONs) with a carrying value of $15.8 million for $12.0 million in cash and 162,000 U.S. Cellular Common Shares in the first three months of 2001. A loss, net of minority interest, of $3.0 million, or $.05 per diluted share in the first quarter was recorded to account for the difference between the purchase price and the carrying value of the LYONs repurchases for cash.

25
7.	Earnings Per Share

The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows:

Basic Earnings Per Share:
                                                                 Three Months Ended
                                                                      March 31,
                                                             ----------------------------
                                                               2002              2001
                                                             ----------        ----------
                                                              (Dollars in thousands,
                                                              except per share amounts)

Income before Extraordinary Item                             $  13,597         $  31,222
Less:  Preferred Dividends                                        (112)             (118)
                                                             ---------         ---------
Net Income Available to Common Used
  in Basic Earnings Per Share                                   13,485            31,104
Extraordinary Item - loss on extinguishment of debt                 --            (2,988)
                                                             ---------         ---------
Net Income Available to Common used in
  Basic Earnings Per Share                                   $  13,485         $  28,116
                                                             =========         =========
Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                              58,600            58,718
                                                             =========         =========
Basic Earnings Per Common Share
  Income before Extraordinary Item                           $    0.23         $    0.53
  Extraordinary Item - loss on extinguishment of debt               --             (0.05)
                                                             ---------         ---------
                                                             $    0.23         $    0.48
                                                             =========         =========

                                                                Three Months Ended
Diluted Earnings Per Share:                                           March 31,
                                                             --------------------------
                                                               2002               2001
                                                             ---------         ---------
                                                                 (Dollars in thousands,
                                                               except per share amounts)
Income Available to Common Used in Basic
  Earnings Per Share                                         $  13,485         $  31,104
Reduction in Preferred Dividends if Preferred
  Shares Converted into Common Shares                               --                58
Minority Income Adjustment                                         (78)             (151)
                                                             ---------         ---------
Net Income Available to Common used in
  Diluted Earnings Per Share                                    13,407            31,011
Extraordinary Item - loss on extinguishment of debt                 --            (2,988)
                                                             ---------         ---------
Net Income Available to Common Used
  in Diluted Earnings Per Share                              $  13,407         $  28,023
                                                             =========         =========
Weighted Average Number of Common Shares
  Used in Basic Earnings Per Share                              58,600            58,718
Effect of Dilutive Securities
  Common Shares Outstanding if Preferred
    Shares Converted                                                --               174
  Stock Options                                                    288               370
                                                             ---------         ---------
Weighted Average Number of Common Shares
  Used in Diluted Earnings Per Share                            58,888            59,262
                                                             =========         =========
Diluted Earnings Per Common Share
  Income before Extraordinary Item                           $    0.23         $    0.52
  Extraordinary Item - loss on extinguishment of debt               --             (0.05)
                                                             ---------         ---------
                                                             $    0.23         $    0.47
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

                                           Three Months Ended
                                                March 31,
                                      ------------------------------
                                         2002                 2001
                                      ---------            ---------
                                           (Dollars in thousands)
     Interest Paid                    $  33,097            $  38,447

     Income Taxes Paid                $   6,457            $   7,707
9.	Discontinued Operations

On May 4, 2000, Aerial Communications Inc., TDS’ then 80%-owned personal communication services company, merged with VoiceStream Wireless. In conjunction with the settlement of this merger, TDS recorded a loss from discontinued operations of $24.1 in the fourth quarter of 2001. The liabilities associated with this settlement remain on the balance sheet as of March 31, 2002 and are included in accounts payable, other current liabilities and deferred liabilities and credits as noted below:

      Accounts Payable                               $    6,083
      Other Current Liabilities                          11,585
      Deferred Liabilities and Credits                    6,423
                                                     ----------
      Total                                          $   24,091
                                                     ==========
10.	Subsequent Events

Acquisition of Chicago 20 MHz:
On May 10, 2002, U.S. Cellular announced that it entered into a definitive agreement with PrimeCo Wireless Communications LLC (“PrimeCo”) to acquire from PrimeCo all of the equity interests in Chicago 20MHz, LLC, including the assets and certain liabilities of Chicago 20MHz. Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wis.) covering 13.1 million population equivalents (POPs). The purchase price is approximately $610 million in cash, subject to certain working capital and other adjustments, plus the assumption of certain liabilities at closing. U.S. Cellular intends to finance the purchase price through various sources including bank and bond financing. The transaction is subject to certain conditions, including governmental and regulatory approvals and the completion of $500 million in debt financing, and is expected to close in the third quarter of 2002.

Marketable Securities:
In May 2002, TDS entered into a contract with a third party relating to its ownership of 2.4 million shares of VeriSign, Inc. The contract, which is known as a variable prepaid forward, provides a collar to the stock price for five years and allowed TDS to borrow approximately $19 million against the stock. This contract will be accounted for as a fair value hedge. At the expiration of the contract, TDS may settle the contract by delivering cash or VeriSign shares.

27
11.	Business Segment Information

Financial data for the Company’s business segments for each of the three month periods ended or at March 31, 2002 and 2001 are as follows:

Three Months Ended or at
March 31, 2002                                          TDS Telecom
-----------------------                                 -----------
  (Dollars in thousands)             U.S. Cellular   ILEC        CLEC      All Other(1)    Total
                                     ------------ ----------  ----------  ------------ ----------
Operating revenues                   $   478,420 $   149,521 $    37,754  $      (498) $   665,197
Operating cash flow(2)                   151,598      72,972      (8,133)          --      216,437
Depreciation and amortization
  Expense(3)                              72,752      32,455       6,692           --      111,899
Operating income (loss)                   78,846      40,517     (14,825)          --      104,538
Significant noncash items:
  Investment income, net                  10,469         236          --          340       11,045
  Gain (loss) on marketable
    Securities and other investments          --          --          --      (37,400)     (37,400)
Marketable securities                    190,815          --          --    2,095,989    2,286,804
Total assets                           3,661,870   1,457,029     214,566    2,243,764    7,577,229
Investment in unconsolidated
  Entities                               164,802      48,556          --       25,071      238,429
Capital expenditures                 $   100,075 $    19,194 $     9,059  $        --  $   128,328

Three Months Ended or at
March 31, 2001                                          TDS Telecom
-----------------------                                 -----------
(Dollars in thousands)                U.S. Cellular   ILEC        CLEC      All Other(1)    Total
                                     ------------ ----------  ----------  ------------ ----------

Operating revenues                   $   439,769 $   134,444 $    26,617  $      (461) $   600,369
Operating cash flow(2)                   129,822      70,181      (2,576)          --      197,427
Depreciation and amortization
  Expense(3)                              71,339      32,400       3,198           --      106,937
Operating income (loss)                   58,483      37,781      (5,774)          --       90,490
Significant noncash items:
  Investment income, net                   6,705         146          --          114        6,965
  Gain (loss) on marketable
    Securities and other investments          --          --          --           --           --
Marketable securities                    288,616          --          --    3,444,931    3,733,547
Total assets                           3,355,192   1,219,941     136,810    3,556,003    8,267,946
Investment in unconsolidated
  Entities                               137,065      24,660          --       19,613      181,338
Capital expenditures                 $   120,410 $    12,847 $    18,088  $        --  $   151,345
(1) Consists of the TDS Corporate operations, TDS Telecom intercompany eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.
(2)  Operating cash flow is operating income plus depreciation and amortization.
(3) Depreciation and amortization for the three months ended March 31, 2001, includes license cost and goodwill amortization expense of $9.2 million for U.S. Cellular, $1.7 million for the ILEC and $56,000 for the CLEC. The three months ended March 31, 2002 does not include amortization of license costs or goodwill in accordance with SFAS No. 142.
28

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of TDS.

On April 11, 2000, two affiliates of U.S. Cellular, along with two unrelated wireless carriers, filed a declaratory judgment action in the United States District Court for the Northern District of Iowa against the Iowa Attorney General. This action was in response to the Attorney General’s ongoing investigation of certain wireless industry practices involving wireless service agreements and related matters. The suit by U.S. Cellular and the other wireless carriers sought to have certain state laws declared inapplicable to wireless service agreements and such practices. In response, the Iowa Attorney General filed suit in the Iowa State District Court for Polk County against U.S. Cellular, alleging violations of various state consumer credit and other consumer protection laws. The parties settled their disputes and agreed to entry of a consent judgment and both cases have been dismissed. U.S. Cellular paid $400,000 to the State of Iowa and agreed to certain business conduct restrictions, although it will continue to use term contracts with early termination provisions.

Item 5. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(i)	Exhibit 2 - Purchase and Sale Agreement dated May 9, 2002 between U.S. Cellular and PrimeCo Wireless Communications, LLC. is hereby incorporated by reference to Exhibit 2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(ii)	Exhibit 11 - Computation of earnings per common share is included herein as footnote 7 to the financial statements.

(iii)	Exhibit 12 - Statement regarding computation of ratios.

(iv)	Exhibit 99 - Copy of press release relating to Chicago 20 MHz.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2002:

None

29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	May 14, 2002	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	May 14, 2002	/s/ D. Michael Jack

D. Michael Jack,
Vice President and Controller
(Principal Accounting Officer)

Signature page for the TDS 2002 First Quarter Form 10-Q