Form 10-Q/A
period 2002-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2002-06-28
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

This amendment to the Form 10-Q for the quarterly period ended March 31, 2002 is being filed to provide additional disclosure relating to intangible assets and goodwill, to make certain minor changes and to describe certain subsequent events that have been previously announced since the date of the filing of the original Form 10-Q.

TELEPHONE AND DATA SYSTEMS, INC. 1st QUARTER REPORT ON FORM 10-Q /A INDEX
Page No.
Part I. Financial Information

Management's Discussion and Analysis of
Results of Operations and Financial Condition	3-20

Consolidated Statements of Operations -
Three Months Ended March 31, 2002 and 2001	21

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2002 and 2001	22

Consolidated Balance Sheets -
March 31, 2002 and December 31, 2001	23-24

Notes to Consolidated Financial Statements	25-33

Part II. Other Information	34

Signatures	35

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

Gain (Loss) on Marketable Securities and Other Investments totaled $(37.4) million in 2002. Management determined the decline in value of TDS’s investment in VeriSign, Inc. relative to its cost basis was other than temporary and charged a $37.4 million loss to the statement of operations .

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

Depreciation expense increased 19% ($10.7 million) in 2002 primarily due to the 16% increase in average fixed assets since March 31, 2001. Amortization expense decreased 58% ($9.3 million) as a result of the implementation of SFAS No. 142. U.S. Cellular determined that licenses have indefinite lives and no longer amortize the intangible asset. No impairment charge was required to be recorded upon the completion of the initial impairment review. In the first quarter of 2001, amortization of license costs and goodwill totaled $9.2 million.

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

TDS holds various investments in publicly traded companies valued at $2,286.8 million as of March 31, 2002. These assets are classified for financial reporting purposes as available-for-sale securities. TDS may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in the securities. See Note 10 to Notes to Consolidated Financial Statements for information about subsequent events.

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

See Note 10 to Notes to Consolidated Financial Statements for information about subsequent events.

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

TDS maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $2,286.8 million at March 31, 2002 and $2,700.2 million at December 31, 2001. A hypothetical 10% decrease in the share prices of these investments at March 31, 2002 would result in a $228.7 million decline in the market value of the investments. As of March 31, 2002, the net unrealized holding loss, net of tax and minority interest, included in accumulated other comprehensive loss totaled $571.4 million following the recognition in net income of a loss related to TDS’s investment in VeriSign of $22.6 million, net of tax, as a result of management’s determination that unrealized losses with respect to this investment were “other than temporary.” As of March 31, 2002, management did not consider the remaining unrealized loss to be “other than temporary.” Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that the unrealized loss is other than temporary, the loss will be recognized and recorded in the statement of operations .

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

TDS and U.S. Cellular continue to evaluate all potential financing options related to the acquisition of Chicago 20 MHz, including debt and equity financing and the use of their other marketable equity securities. The Company is evaluating the different options for the use of the marketable securities. Based upon the type of transactions that may be entered into considered together with the factors reviewed by management described below in Critical Accounting Policies and Estimates, a portion of the unrealized holding loss, which totaled $571.4 million net of tax and minority interest at March 31, 2002, may have to be recognized and recorded in the statement of operations . See Note 10 to Notes to Consolidated Financial Statements for information about subsequent events.

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

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. The marketable securities are marked to market each period with the change in value of the securities reported as Other Comprehensive Income, net of income taxes and minority interest, which is included in the stockholders’ equity section of the balance sheet. If management determined that the decline in value of the marketable securities was “other than temporary,” the unrealized loss included in other comprehensive income would be recognized and recorded as a loss in the statement of operations . Factors that management reviews in determining an other than temporary decline include whether there has been a significant change in the financial condition, operational structure or near-term prospects of the issuer; how long the security has been below historical cost; and whether TDS has the intent and ability to retain its investment in the issuer’s securities to allow the market value to return to historical cost levels. TDS is in the same industry classification as the issuers of its marketable securities enhancing the Company’s ability to evaluate the effects of any changes in industry-specific factors which may affect the determination of whether a decline in market values of its marketable securities is other than temporary. There can be no assurance that upon review of such factors at a later date a material loss will not be recognized in the statement of operations . See “Market Risk” for further discussions. See also Note 10 to Notes to Consolidated Financial Statements for information about subsequent events.

In the first quarter of 2002, TDS determined that the decline in value of its investment in VeriSign, Inc. relative to its cost basis was other than temporary. A loss on the securities of $37.4 million was recorded in the statement of operations , reducing net income and earnings per diluted share by $22.6 million and $.38, respectively.

TDS has substantial investments in long-lived assets, including substantial amounts of intangible assets, primarily cellular license costs and goodwill , as a result of acquisitions of wireless markets and licenses, and telephone companies. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the asset for possible impairment based on an estimate of related undiscounted cash flows over the remaining asset life. If an impairment is identified, a loss is recognized for the difference between the fair value of the asset (less cost to sell) and the carrying value of the asset.

TDS adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, and no longer amortizes license costs and goodwill . In connection with SFAS No. 142, TDS assessed its recorded balances of license costs and goodwill for potential impairment. The Company completed its initial impairment assessments in the first quarter of 2002. The Company was not required to record an impairment charge upon the completion of the initial impairment review. An impairment review is required annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that upon reviews at a later date material impairment charges will not be required.

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
21

            TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Unaudited

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ---------    ---------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Income before extraordinary item                       $  13,597    $  31,222
  Add (Deduct) adjustments to reconcile income
    to net cash provided by operating activities
      Depreciation and amortization                        111,900      106,937
      Deferred taxes                                        (5,899)      12,585
      Investment income                                    (11,037)      (7,679)
      Minority share of income                               9,939        7,969
      (Gain) loss on marketable securities and
        other investments                                   37,400           --
      Noncash interest expense                               2,293        2,843
      Other noncash expense                                  4,055        3,729
    Changes in assets and liabilities from operations
      Change in accounts receivable                         23,071       34,522
      Change in materials and supplies                      23,671       10,693
      Change in accounts payable                           (37,826)     (36,441)
      Change in accrued interest                            (6,117)     (12,511)
      Change in accrued taxes                               25,989       13,963
      Change in other assets and liabilities                (7,943)      (3,991)
                                                         ---------    ---------
                                                           183,093      163,841
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (128,328)    (151,345)
  Acquisitions, net of cash acquired                       (17,585)     (60,814)
  Investments in and advances to unconsolidated-entities      (326)        (949)
  Distributions from investments                             4,139        3,620
  Other investing activities                                (5,425)      (4,074)
                                                         ---------    ---------
                                                          (147,525)    (213,562)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                   610          360
  Repayments of long-term debt                              (4,183)      (3,915)
  Prepayment of medium-term notes                          (51,000)          --
  Change in notes payable                                  (31,000)      36,500
  Dividends paid                                            (8,617)      (8,053)
  Repurchase of TDS Common Shares                               --      (13,461)
  Repurchase of U.S. Cellular Common Shares                     --      (10,992)
  Repurchase and conversion of LYONs                           (70)     (10,778)
  Other financing activities                                (1,217)          55
                                                         ---------    ---------
                                                           (95,477)     (10,284)
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  (59,909)     (60,005)
CASH AND CASH EQUIVALENTS -
  Beginning of period                                      140,744       99,019
                                                         ---------    ---------
  End of period                                          $  80,835    $  39,014
                                                         =========    =========

                 The accompanying notes to financial statements
                    are an integral part of these statements.
22
            TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                                  Restated - See
                                                     Note 3
                                                   (Unaudited)
                                                     March 31,      December 31,
                                                       2002             2001
                                                    ----------        ---------
                                                       (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                         $   80,835        $  140,744
  Accounts receivable from
    customers and others, net                          356,583           379,161
  Deposits receivable from FCC                          56,060            56,060
  Materials and supplies, at average cost               48,309            71,370
  Other current assets                                  30,992            27,021
                                                    ----------        ----------
                                                       572,779           674,356
                                                    ----------        ----------

INVESTMENTS
  Marketable equity securities                       2,286,804         2,700,230
  Cellular license costs, net of accumulated
    amortization                                       874,764           858,791
  Goodwill, net of accumulated amortization            838,076           838,020
  Investments in unconsolidated entities               238,429           233,678
  Notes receivable                                     103,539           101,887
  Other investments                                     13,643            15,078
                                                    ----------        ----------
                                                     4,355,255         4,747,684
                                                    ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                      1,557,846         1,527,805
  TDS Telecom                                        1,005,664         1,016,634
                                                    ----------        ----------
                                                     2,563,510         2,544,439
                                                    ----------        ----------

OTHER ASSETS AND DEFERRED CHARGES                       85,685            80,313
                                                    ----------        ----------

    TOTAL ASSETS                                    $7,577,229        $8,046,792
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
24
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
                                                         ===========         ===========

In the quarter ended March 31, 2002, management determined that the unrealized loss of the VeriSign investment was “other than temporary,” and charged a $37.4 million loss ($22.6 million, net of tax) to the statement of operations .

3.	Investment in Licenses and Goodwill (as restated)

The Company has amended its presentation of intangible assets to separately disclose certain investments in licenses and goodwill. Prior periods have been revised to conform to the current period presentation.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes license costs and goodwill .

The changes in the carrying amount of license costs for the quarters ended March 31, 2002 and 2001, were as follows:

                                                  Restated
                                                  --------
                                              Three Months Ended
                                                   March 31,
                                       --------------------------------
                                            2002                 2001
                                       ------------        ------------
                                             (Dollars in thousands)
    Beginning Balance                  $  858,791        $  857,608
    Additions and disposals
       during the quarter                  15,973             2,145
    Amortization during quarter                --            (6,474)
                                       ------------      ------------
    Ending Balance                     $  874,764        $  853,279
                                       ============      ============
The changes in the carrying amount of goodwill for the quarters ended March 31, 2002 and 2001, were as follows:

                                                  Restated
                                                  --------
                                              Three Months Ended
                                                   March 31,
                                       --------------------------------
                                            2002                 2001
                                       ------------        ------------
                                             (Dollars in thousands)
    Beginning Balance                  $  439,832        $  366,822
    Additions and disposals
       during the quarter                      --            52,357
    Amortization during quarter                --            (2,769)
                                       ------------      ------------
    Ending Balance                     $  439,832        $   416,410
                                       ============      ============
The U.S. Cellular goodwill is related to various acquisitions structured to be tax-free. No deferred taxes have been provided on this goodwill.

The changes in the carrying amount of goodwill at TDS Telecom for the quarters ended March 31, 2002 and 2001, were as follows:
                                                            Restated
                                             ------------------------------------------------
    (Dollars in thousands)                     ILEC         CLEC     Other       Total
                                             ---------    --------  -------    ---------
    Beginning Balance January 1, 2002        $ 332,848    $ 29,440  $35,900    $ 398,188
    Net additions                                   56          --       --           56
                                             ---------    --------  -------    ---------
    Ending Balance March 31, 2002            $ 332,904    $ 29,440  $35,900    $ 398,244
                                             =========    ========  =======    =========

    Beginning Balance January 1, 2001        $ 210,320    $  7,436  $36,974    $ 254,730
    Net additions                                   62          --       --           62
    Amortization                                (1,665)        (56)    (269)      (1,990)
                                             =========    ========  =======    =========
    Ending Balance March 31, 2001            $ 208,717    $  7,380  $36,705    $ 252,802
                                             =========    ========  =======    =========
(1) Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary.

    The Company‘s investment in unconsolidated entities also included goodwill of $66.6 million at March 31, 2002 and December 31, 2001.
27
Pursuant to SFAS No. 142, the Company assessed its recorded balances of cellular license costs and goodwill for potential impairment in the first quarter of 2002. Management determined that no impairment charge needed to be recorded as of January 1, 2002. Income before extraordinary item and net income adjusted to exclude license costs and goodwill amortization expense, net of tax, recognized in the three months ended March 31, 2002 and 2001 is summarized below.

                                                                         Restated
                                                                   ---------------------------
                                                                    March 31,       March 31,
(Dollars in thousands)                                                2002            2001
                                                                   ---------        ---------

Income before Extraordinary Item                                   $  13,597        $  31,222
Amortization adjustment net of tax and minority interest
   effect of:
     License cost                                                         --            3,599
     Goodwill                                                             --            2,694
     Equity method goodwill                                               --              331
                                                                   ---------        ---------
Adjusted Income                                                    $  13,597        $  37,846
                                                                   ---------        ---------
Extraordinary item - loss on extinguishment
  of debt                                                                 --           (2,988)
Adjusted Net Income                                                $  13,597        $  34,858
                                                                   =========        =========

Basic earnings per share:
  Income before Extraordinary Item                                 $     .23        $     .53
  Amortization of license costs                                           --              .06
  Amortization of goodwill                                                --              .05
  Extraordinary item                                                      --             (.05)
                                                                   ---------        ---------
  Adjusted Net Income                                              $     .23        $     .59
                                                                   =========        =========

Diluted earnings per share:
  Income before Extraordinary Item                                 $     .23        $     .52
  Amortization of license costs                                           --              .06
  Amortization of goodwill                                                --              .05
  Extraordinary item                                                      --             (.05)
                                                                   ---------        ---------
  Adjusted Net Income                                              $     .23        $     .58
                                                                   =========        =========
28
4.	Common Stockholders' Equity

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

29
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

30

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

31
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

Monetization of Vodafone ADRs:
On May 23, 2002, U.S. Cellular announced that it had entered into contracts with multiple parties relating to its ownership of 10,245,370 Vodafone AirTouch plc American Depository Receipts ("ADRs"). The contracts, which have a term of five years, are known as variable prepaid forwards and “collar” or limit the company's exposure to movements in the price of the ADRs. Initial proceeds from these transactions of approximately $160 million in cash will provide funding for U.S. Cellular’s pending acquisition of the Chicago PrimeCo Wireless Communications LLC property. At the expiration of the contracts, U.S. Cellular may settle the contracts by delivering Vodafone ADRs or an equivalent amount of cash. There are no taxes payable upon entering into these contracts.

Recognition of Other Than Temporary Investment Loss:
On June 12, 2002, the Company announced that it will recognize in its statement of operations an other than temporary investment loss of approximately $1,020 million, net of tax and minority interest, in the second quarter ending June 30, 2002. The recognition of this loss has no impact on second quarter cash flows. The Company marks to market the value of its marketable equity securities on a regular basis so that its balance sheet always reflects the current market value of those securities. Management continues to review the valuation of the investments on a periodic basis.

32
11.	Business Segment Information

Financial data for the Company’s business segments for each of the three month periods ended or at March 31, 2002 and 2001 are as follows:

Three Months Ended or at
March 31, 2002                                          TDS Telecom
-----------------------                                 -----------
  (Dollars in thousands)             U.S. Cellular   ILEC        CLEC      All Other(1)    Total
                                     ------------ ----------  ----------  ------------ ----------
Operating revenues                   $   478,420 $   149,521 $    37,754  $      (498) $   665,197
Operating cash flow(2)                   151,598      72,972      (8,133)          --      216,437
Depreciation and amortization
  Expense(3)                              72,752      32,455       6,692           --      111,899
Operating income (loss)                   78,846      40,517     (14,825)          --      104,538
Significant noncash items:
  Investment income, net                  10,469         236          --          340       11,045
  Gain (loss) on marketable
    Securities and other investments          --          --          --      (37,400)     (37,400)
Marketable securities                    190,815          --          --    2,095,989    2,286,804
Total assets                           3,661,870   1,421,129     214,566    2,279,664    7,577,229
Investment in unconsolidated
  Entities                               164,802      48,556          --       25,071      238,429
Capital expenditures                 $   100,075 $    19,194 $     9,059  $        --  $   128,328

Three Months Ended or at
March 31, 2001                                          TDS Telecom
-----------------------                                 -----------
(Dollars in thousands)                U.S. Cellular   ILEC        CLEC      All Other(1)    Total
                                     ------------ ----------  ----------  ------------ ----------

Operating revenues                   $   439,769 $   134,444 $    26,617  $      (461) $   600,369
Operating cash flow(2)                   129,822      70,181      (2,576)          --      197,427
Depreciation and amortization
  Expense(3)                              71,339      32,400       3,198           --      106,937
Operating income (loss)                   58,483      37,781      (5,774)          --       90,490
Significant noncash items:
  Investment income, net                   6,705         146          --          114        6,965
  Gain (loss) on marketable
    Securities and other investments          --          --          --           --           --
Marketable securities                    288,616          --          --    3,444,931    3,733,547
Total assets                           3,355,192   1,183,236     136,810    3,592,708    8,267,946
Investment in unconsolidated
  Entities                               137,065      24,660          --       19,613      181,338
Capital expenditures                 $   120,410 $    12,847 $    18,088  $        --  $   151,345
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
33

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

Item 5. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(i)	Exhibit 2 - Purchase and Sale Agreement dated May 9, 2002 between U.S. Cellular and PrimeCo Wireless Communications, LLC. is hereby incorporated by reference to Exhibit 2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(ii)	Exhibit 11 - Computation of earnings per common share is included herein as footnote 7 to the financial statements.

(iii)	Exhibit 12 - Statement regarding computation of ratios is incorporated by reference to the previously filed Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(iv)	Exhibit 99 - Copy of press release relating to Chicago 20 MHz is incorporated by reference to the previously filed Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2002:

None

34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	June 28 , 2002	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	June 28 , 2002	/s/ D. Michael Jack

D. Michael Jack,
Vice President and Controller
(Principal Accounting Officer)

Signature page for the TDS 2002 First Quarter Form 10-Q /A