Form 10-Q
period 2002-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2002-08-13
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 001-14157
TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
                                                               Yes ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Common Shares, $.01 par value Series A Common Shares, $.01 par value	52,037,254 Shares 6,622,991 Shares

TELEPHONE AND DATA SYSTEMS, INC. 2nd QUARTER REPORT ON FORM 10-Q INDEX
Page No.
Part I. Financial Information

Management's Discussion and Analysis
Results of Operations
Six Months Ended June 30, 2002 and 2001	2-4
U.S. Cellular Operations	5-9
TDS Telecom Operations	10-11
Three Months Ended June 30, 2002 and 2001	12-13
Recent Accounting Pronouncements	14
Financial Resources	15-16
Liquidity	16-20
Market Risk	20-21
Critical Accounting Policies and Estimates	21-24
Certain Relationships and Related Transactions	24
Safe Harbor Cautionary Statement	24-25

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows -	26
Six Months Ended June 30, 2002 and 2001	27

Consolidated Balance Sheets -
June 30, 2002 and December 31, 2001	28-29

Notes to Consolidated Financial Statements	30-40

Part II. Other Information	41-42

Signatures	43

PART I. FINANCIAL INFORMATION
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Telephone and Data Systems, Inc. (“TDS” or the “Company”) is a diversified telecommunications company, providing high-quality telecommunications services to over 4.5 million wireless telephone and wireline telephone customer units. TDS’s business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS’s expertise in providing customer focused telecommunications services. The Company conducts substantially all of its wireless telephone operations through its 82.2%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and footnotes included herein, and with the Company’s audited consolidated financial statements and footnotes, Management’s Discussion and Analysis of Results of Operations and Financial Condition and the description of the Company’s business included in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which are incorporated by reference herein.

RESULTS OF OPERATIONS

Six Months Ended 6/30/02 Compared to Six Months Ended 6/30/01

Operating Revenues increased 12% ($146.3 million) during the first six months of 2002 primarily as a result of an 11% increase in customer units served from internal growth and acquisitions. U.S. Cellular’s operating revenues increased 10% ($91.1 million) as customer units served increased by 253,000, or 8%, since June 30, 2001, to 3,547,000 through internal growth. TDS Telecom operating revenues increased 17% ($55.3 million) as equivalent access lines increased by 179,400, or 23%, since June 30, 2001, to 949,900 through internal growth and acquisitions.

Operating Expenses rose 13% ($132.5 million) in the first six months of 2002 reflecting growth in operations. U.S. Cellular's operating expenses increased 8% ($64.3 million) and TDS Telecom's expenses increased 26% ($68.2 million).

Operating Income increased 7% ($13.9 million) to $226.6 million in the first six months of 2002 from $212.7 million in 2001 primarily as a result of ceasing amortization of license costs and goodwill effective January 1, 2002 due to the adoption of SFAS No. 142 as discussed below. U.S. Cellular’s operating income increased 18% ($26.8 million) to $178.9 million in the first six months of 2002 from $152.1 million in 2001 and its operating income margin, as a percentage of service revenues, increased to 18.6% in 2002 from 17.2% in 2001. TDS Telecom’s operating income decreased 21% ($12.9 million) to $47.7 million in the first six months of 2002 from $60.6 million in 2001 and its operating margin declined to 12.5% in 2002 from 18.5% in 2001. The decrease in TDS Telecom’s operating income and margin was primarily due to increased reserves for uncollectible receivables related to the WorldCom and Global Crossing bankruptcy filings and increased operating losses from expanding the competitive local exchange business.

TDS adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 effective January

1, 2002, and ceased the amortization of license costs and goodwill on that date. TDS determined that no impairment charge was required upon the completion of the initial impairment review required by SFAS No. 142. For the six months ended June 30, 2001, amortization of license costs and goodwill included in U.S. Cellular’s and TDS Telecom’s depreciation and amortization captions totaled $18.0 million and $3.4 million, respectively.

Investment and Other Income (Expense) totaled $(1,687.5) million in 2002 and $(620.1) million in 2001.

Interest and dividend income increased $40.7 million to $50.2 million in the first six months of 2002. The increase primarily relates to a $45.3 million dividend the Company recorded on its investment in Deutsche Telekom, offset somewhat by a $5.1 million reduction in interest income. This is the first time that TDS has been a record holder on Deutsche Telekom’s annual dividend declaration date.

(Loss) on marketable securities and other investments totaled $(1,756.5) million in the first six months of 2002 and $(644.9) million in the first six months of 2001. Management determined that the decline in value of marketable securities relative to its cost basis was other than temporary in 2002 and charged a $1,756.5 million loss to the statement of operations. The loss primarily includes a loss of $1,363.3 million recognized by TDS on its investment in Deutsche Telekom ordinary shares and a loss of $243.8 million recognized by U.S. Cellular and $64.3 million recognized by TDS Telecom on their investment in Vodafone AirTouch plc American Depository Receipts (“ADRs”).

In May 2001, TDS realized a pre-tax loss of $644.9 million as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG. The loss was due to the decline in the market price of VoiceStream common stock between the time that TDS acquired the stock on May 4, 2000 and the merger on May 31, 2001.

Investment Income, net, increased $1.6 million to $18.8 million in the first six months of 2002. Investment income represents the Company's share of income in unconsolidated entities in which the Company has a minority interest and follows the equity method of accounting.

TDS adopted SFAS No. 145 in the second quarter of 2002. SFAS No. 145, among other things, rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” TDS no longer reports losses from the U.S. Cellular liquid yield option notes (“LYONs”) conversions for cash as extraordinary losses. Losses on extinguishment of debt, net of tax and minority interest, totaling $4.2 million, or $0.07 per diluted share, reported as an extraordinary loss in the first six months of 2001, have been reclassed into other (expense), net.

Interest Expense increased 6% ($3.5 million) in the first six months of 2002. The increase in interest expense is primarily due to the issuance of $500 million of 7.6% Series A Notes in December 2001 ($19.0 million) offset by a decrease in average short-term debt balances and related interest expense ($11.6 million), a $116.5 million reduction in medium-term notes ($5.1 million), and a reduction in LYONs interest expense ($0.9 million).

Income Tax Expense (Benefit) totaled a benefit of $(588.0) million in 2002, a change of $404.1 million from a benefit of $(183.8) million in 2001. A tax benefit of $686.2 million was recognized in 2002 related to the other than temporary loss on marketable securities. A tax benefit of $259.7 million was recognized in 2001 related to the loss on the VoiceStream/Deutsche Telekom merger. The effective tax (benefit) rate was (38.4)% in 2002 and (38.7)% in 2001. The effective tax rate, excluding the effects of loss on marketable securities and other investments, was 43.8% in 2002 and 44.7% in 2001.

Minority Share of (Income) Loss includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. U.S. Cellular’s minority public shareholders’ share of income in 2002 was reduced by $25.9 million due to U.S. Cellular’s $145.6 million, net of tax, write down of marketable securities in 2002.

                                                  Six Months Ended
                                                      June 30,
                                                --------------------
                                                  2002        2001       Change
                                                --------    --------    --------
                                                    (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Public Shareholders'               $  8,053    $(15,724)   $ 23,777
    Minority Shareholders' or Partners'           (2,725)     (4,528)      1,803
                                                --------    --------    --------
                                                   5,328     (20,252)     25,580
  Other                                              (24)        (40)         16
                                                --------    --------    --------
                                                $  5,304    $(20,292)   $ 25,596
                                                ========    ========    ========

Net Income (Loss) Available to Common totaled $(939.0) million, or $(16.02) per diluted share, in the first six months of 2002, compared to $(311.7) million, or $(5.31) per diluted share, in the first six months of 2001. Income from operations, excluding the Deutsche Telekom dividend recorded in 2002, losses on marketable securities and other investments, amortization of license costs and goodwill in 2001, and losses on conversions of LYONs, was $77.7 million, or $1.32 per diluted share in 2002 compared to $91.7 million, or $1.55 per diluted share in 2001. The decline is primarily due to operating losses from the developing CLEC business and additional bad debt expense due to the WorldCom and Global Crossing bankruptcy filings. A summary of net income available to common and diluted earnings per share is shown below.

                                                         Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                       2002             2001
                                                   -----------      -----------
                                                   (Dollars in thousands, except
                                                         per share amounts)
Net Income (Loss) from:
  Operations                                       $    77,742      $    91,683
  Deutsche Telekom dividend                             27,659               --
  Loss on marketable securities                     (1,044,403)        (385,223)
  License and goodwill amortization                         --          (13,927)
  Loss on conversion of LYONs                               --           (4,249)
                                                   -----------      -----------
                                                   $  (939,002)     $  (311,716)
                                                   ===========      ===========

Diluted Earnings Per Share from:
  Operations                                       $      1.32       $     1.55
  Deutsche Telekom dividend                               0.47                --
  Loss on marketable securities                         (17.81)           (6.55)
  License and goodwill amortization                        --             (0.24)
  Loss on conversion of LYONs                              --             (0.07)
                                                   -----------       ----------
                                                   $    (16.02)      $    (5.31)
                                                   ===========       ==========

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.2%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. The number of customer units served increased by 253,000, or 8%, since June 30, 2001, to 3,547,000.

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                     --------------------- ---------------------
                                        2002       2001       2002       2001
                                     ---------- ---------- ---------- ----------
                                               (Dollars in thousands)
Operating Revenue
  Retail service                     $  400,271 $  357,647 $  774,097 $  684,187
  Inbound roaming                        62,337     67,328    116,667    131,354
  Long-distance and other                38,545     36,187     71,502     69,580
                                     ---------- ---------- ---------- ----------
    Service Revenue                     501,153    461,162    962,266    885,121
  Equipment Sales                        26,557     14,127     43,864     29,937
                                     ---------- ---------- ---------- ----------
                                        527,710    475,289  1,006,130    915,058
                                     ---------- ---------- ---------- ----------

Operating Expenses
  System operations                     118,138    105,852    226,059    201,436
  Marketing and selling                  83,099     67,999    163,155    139,304
  Cost of equipment sold                 36,588     28,204     66,955     62,016
  General and administrative            113,427    106,600    221,905    215,846
  Depreciation                           68,957     57,673    134,934    112,917
  Amortization                            7,452     15,335     14,227     31,430
                                     ---------- ---------- ---------- ----------
                                        427,661    381,663    827,235    762,949
                                     ---------- ---------- ---------- ----------

Operating Income                     $  100,049 $   93,626 $  178,895 $  152,109
                                     ========== ========== ========== ==========

Operating revenue increased 10% ($91.1 million) in the first six months of 2002 due primarily to the increase in customer units. Total average monthly service revenue per customer decreased slightly ($.18) to $45.82 in the first six months of 2002 from $46.00 in 2001.

Retail service revenue (charges to U.S. Cellular’s customers for local systems usage and usage of systems other than their local systems) increased 13% ($89.9 million) in the first six months of 2002 due primarily to the 8% customer growth. Average local minutes of use per retail customer increased 30% to 259 in 2002 from 199 in 2001, while average local retail revenue per minute continued to decline in 2002. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing incentive programs and rate plans to stimulate overall usage. Average monthly retail service revenue per customer increased 4% ($1.31) to $36.86 in 2002 from $35.55 in 2001.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular’s wireless systems when roaming) decreased 11% ($14.7 million) in the first six months of 2002. The decline in inbound roaming revenue in 2002 was a result of a decrease in revenue per roaming minute of use partially offset by an increase in roaming minutes of use. Management anticipates that the rate of growth in inbound roaming minutes of use will be reduced due to newer customers roaming less than existing customers, reflecting further penetration of the consumer market. In addition, as new wireless operators begin service in U.S. Cellular’s markets, roaming partners could switch their business to these new operators. It is also anticipated that average inbound revenue per minute of use will continue to decline, reflecting the general downward trend in negotiated rates. Average monthly inbound roaming revenue per U.S. Cellular customer decreased 19% ($1.27) to $5.56 in 2002 compared to $6.83 in 2001. The decrease is attributable to the decrease in the amount of inbound roaming revenue and an increase in the U.S. Cellular customer base.

Operating expenses increased 8% ($64.3 million) during the first six months of 2002. The increase is primarily related to increased costs to provide service and expand the customer base, increased general and administrative expense, and increased depreciation.

System operations expenses (costs to provide service) increased 12% ($24.6 million) and represented 23% of service revenues in 2002 and 2001. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. This increase was primarily due to an increase in the cost of minutes used on the systems ($11.0 million), an increase in the cost of maintaining the network ($6.9 million) and an increase in the costs associated with customer roaming on other companies systems ($6.7 million). Management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites and increase in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 3,145 at June 30, 2002 from 2,688 at June 30, 2001.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Cost per gross customer addition increased to $378 in 2002 from $325 in 2001 primarily due to the increase in marketing and selling expenses and the lower number of gross customer activations. These costs included those related to the development of U.S. Cellular’s data services strategies, which increased cost per gross customer activation by $12, in 2002. Gross customer activations decreased to 493,000 in 2002 from 527,000 in 2001 due to the weaker economy and increased competition.

Marketing and selling expenses increased 17% ($23.9 million) in the first six months of 2002. The increase in 2002 was primarily due to enhancements made to U.S. Cellular’s merchandise management and telesales processes and the development of data services strategies ($12.7 million), and increases in advertising costs related to second quarter 2002 pricing promotions ($4.2 million). Also, during the second half of 2001, the Company changed certain agent compensation plans to reduce the base commission payment and include future residual payments to agents. Such residual payments recognize the agent’s role in providing ongoing customer support, promote agent loyalty and encourage agent sales to customers who are more likely to have greater usage and remain customers for a longer period of time. As a greater percentage of the Company’s customer base becomes activated by agents receiving residual payments, it is possible that the Company’s aggregate residual payments to agents may grow by a larger percentage than its customers. During the first six months of 2002, the combination of lower customer activations and the increased residual payments to certain agents increased costs per gross customer activation by $12.

Equipment sales revenue increased 47% ($13.9 million) in the first six months of 2002 while cost of equipment sold increased 8% ($4.9 million). U.S. Cellular changed its method of distributing handsets to its agent channels in the second quarter of 2002. U.S. Cellular began selling handsets to its agents at a price approximately equal to its cost. Previously, the agents purchased handsets from third parties. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Additionally, in 2002 U.S. Cellular shifted its promotional activities from handset-related promotion to those based on increased minutes of use packages. As a result, revenue per handset sale increased in 2002.

General and administrative expenses increased 3% ($6.1 million) and represented 23% of service revenues in 2002 compared to 24% in 2001. The increase in administrative expenses reflects a $10.5 million increase in bad debt expense due to the downturn in the economy over the past 18 months, offset somewhat by a $3.4 million reduction in customer retention expenses.

Management anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets.

Depreciation expense increased 19% ($22.0 million) in 2002 primarily due to the 23% increase in average fixed assets since June 30, 2001. Increased fixed asset balances in 2002 resulted from the addition of new cell sites built to improve coverage and capacity in U.S. Cellular’s markets, the addition of digital radio channels to the network to accommodate increased usage, upgrades to provide digital service in more service areas and investments in billing and office systems.

Amortization expense decreased 55% ($17.2 million) as a result of the implementation of SFAS No. 142. U.S. Cellular determined that licenses have indefinite lives and no longer amortizes the intangible asset. No impairment charge was required upon the completion of the initial impairment review. Amortization of license costs and goodwill totaled $18.0 million in 2001.

Operating income increased 18% ($26.8 million) to $178.9 million in the first six months of 2002. Operating margin, as a percent of service revenue, increased to 18.6% in 2002 compared to 17.2% in 2001. The increase in operating income was primarily the result of increased service revenues, driven by growth in the number of customers served and a decrease in amortization of licenses and goodwill due to the implementation of SFAS No. 142. The improvement was partially offset by increased systems operation, primarily driven by the increase in the number of cell sites and minutes of use and marketing and selling costs, primarily driven by increased costs related to the enhancements of U.S. Cellular’s telesales and merchandise management processes and advertising expense.

U.S. Cellular expects each of the above factors to continue to have an effect on operating income and operating margins for the remainder of 2002. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

Management expects service revenues to continue to grow during the remainder of 2002; however, management anticipates that average monthly service revenue per customer may decrease as local retail and inbound roaming revenue per minute of use decline. Management continues to believe seasonal trends exist in both service revenue, which tends to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

Competitors licensed to provide Personal Communication Services (“PCS”) have initiated service in many of U.S. Cellular’s markets over the past several years. U.S. Cellular expects PCS operators to continue deployment of PCS throughout all of its service areas during 2002. U.S. Cellular’s management continues to monitor other wireless communications providers’ strategies to determine how this additional competition is affecting U.S. Cellular’s results. The effect of additional wireless competition has significantly slowed U.S. Cellular customer growth in certain of its markets. Coupled with the downturn in the nation’s economy, the effect of increased competition has caused U.S. Cellular’s customer growth in these markets to be slower than expected over the past 12 months. Management anticipates that overall customer growth for U.S. Cellular will continue to be slower in the future, primarily as a result of the increase in the number of competitors in U.S. Cellular’s markets and the maturation of the wireless industry.

Acquisition of Chicago 20MHz

On August 7, 2002, U.S. Cellular completed the acquisition of all of the equity interest in Chicago 20 MHz, LLC (“Chicago 20 MHz”), including the assets and certain liabilities of Chicago 20 MHz, from PrimeCo Wireless Communications LLC (“PrimeCo”). Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wis.) covering 13.2 million population equivalents (POPs). The purchase price was approximately $610 million subject to certain working capital and other adjustments at closing. U.S. Cellular financed the purchase using its revolving lines of credit, $175 million in 9% Series A Notes due 2032 and proceeds from a $105 million loan from TDS. In May, U.S. Cellular raised approximately $160 million in cash when it entered into variable prepaid forward contracts related to its Vodafone ADRs; the proceeds from these contracts were initially used to pay down balances outstanding under U.S. Cellular’s revolving credit facility. See “Liquidity – Financing of Acquisition of Chicago 20MHz.”

The Chicago MTA is the fourth largest MTA in the United States. The markets of Chicago 20MHz are adjacent to the Iowa, Illinois, Wisconsin and Indiana markets of U.S. Cellular’s Midwest cluster, which is its largest market cluster. Of the total Chicago MTA population of 13.2 million, approximately 81% is not currently covered by U.S. Cellular’s current licenses. There is a strong community of interest between U.S. Cellular’s existing markets and the Chicago 20MHz markets. The Chicago MTA is the single largest roaming destination of U.S. Cellular’s current customers.

The following information has been provided to U.S. Cellular by PrimeCo:

Chicago 20MHz owns licenses covering 18 Basic Trading Areas (“BTAs”), that comprise the Chicago MTA, covering a population of approximately 13.2 million based on 2001 Claritas population estimates. The Chicago MTA includes, among others, the Chicago, Bloomington-Normal, Champaign-Urbana, Decatur-Effingham, Peoria, Rockford and Springfield BTAs in Illinois, the South Bend and Fort Wayne BTAs in Indiana and the Benton Harbor BTA in Michigan. The Chicago 20MHz network covers approximately 73% of the population in the licensed area.

Chicago 20MHz utilizes Code Division Multiple Access (“CDMA”) technology in a network which serves the Chicago MTA with over 500 cell sites. Chicago 20MHz currently serves approximately 330,000 customers, representing a penetration rate of approximately 2.5% based on 2001 Claritas population estimates for the licensed area of Chicago 20MHz.

Chicago 20MHz utilizes both direct and indirect distribution channels, with direct distribution provided through 34 stores and kiosks, and indirect distribution through approximately 600 authorized agents. In addition, Chicago 20MHz has approximately 720 replenishment locations for prepaid customers. Chicago 20MHz markets itself under the PrimeCo brand name. After the acquisition, U.S. Cellular will re-launch the market under its “U.S. Cellular” brand.

At June 30, 2002, Chicago 20MHz had approximately 500 employees, none of which is represented by labor unions.

Chicago 20MHz competes in the Chicago MTA directly against larger and more established wireless service providers. The other wireless carriers competing in all or part of the Chicago MTA include Cingular, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and VoiceStream. These competitors provide wireless services on a substantially national basis. As a result, they have customer bases substantially greater than Chicago 20MHz, which is only a local competitor, and also greater than U.S. Cellular, which is a regional competitor, and have financial resources that are substantially greater than Chicago 20MHz and U.S. Cellular.

For the twelve months ended December 31, 2001, Chicago 20MHz had net revenues of $232 million, operating cash flow of $12 million and a net loss of $27 million. Operating cash flow is defined as operating income plus depreciation and amortization expense. Operating cash flow is a key financial measure but should not be construed as an alternative to operating income, cash flows from operating activities or net income, as determined in accordance with generally accepted accounting principles.

TDS TELECOM OPERATIONS
TDS operates its wireline telephone business through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 179,400, or 23%, since June 30, 2001 to 949,900.

TDS Telecom’s incumbent local exchange carrier (“ILEC”) subsidiaries served 706,000 equivalent access lines at June 30, 2002, a 12% (77,300 equivalent access lines) increase over the 628,700 equivalent access lines at June 30, 2001. Acquisitions added 64,100 equivalent access lines while internal growth added 13,200 equivalent access lines. Total long distance access minutes of use have declined by 2.1% during the first six months of 2002 compared to the first six months of 2001. Slower growth in internal equivalent access lines and the decrease in long distance access minutes of use are due primarily to a weaker economy, the use of high capacity lines, DSL implementation and wireless, email and broadband substitution.

TDS Telecom’s competitive local exchange carrier (“CLEC”) subsidiaries served 243,900 equivalent access lines at June 30, 2002 compared to 141,800 equivalent access lines at June 30, 2001.

Access line equivalents are derived by converting each high capacity data line to the estimated equivalent, in terms of capacity, number of switched access lines. The historical statistics for the ILECs, which had been based on access lines, have been adjusted upward to an equivalent number of access lines. The change to equivalent access line reporting was made to account for an increasing use of data lines.

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      --------------------  --------------------
                                        2002        2001      2002       2001
                                      ---------  ---------  ---------  ---------
                                                 (Dollars in thousands)
Local Telephone Operations
  Operating Revenue
    Local service                     $  47,432  $  43,626  $  94,275  $  86,752
    Network access and long-distance     85,885     77,475    168,969    152,078
    Miscellaneous                        21,734     17,616     41,328     34,331
                                      ---------  ---------  ---------  ---------
                                        155,051    138,717    304,572    273,161
                                      ---------  ---------  ---------  ---------

  Operating Expenses
    Operating expenses, excluding
       Depreciation and amortization     83,848     68,988    160,397    133,251
    Depreciation and Amortization        32,047     32,572     64,502     64,972
                                      ---------  ---------  ---------  ---------
                                        115,895    101,560    224,899    198,223
                                      ---------  ---------  ---------  ---------

    Local Telephone Operating Income  $  39,156  $  37,157  $  79,673  $  74,938
                                      ---------  ---------  ---------  ---------

Competitive Local Exchange Operations
  Operating Revenue                   $  41,762  $  28,630  $  79,516  $  55,247
                                      ---------  ---------  ---------  ---------
  Operating Expenses
    Operating expenses excluding
       Depreciation and amortization     51,719     33,443     97,606     62,636
    Depreciation and Amortization         7,180      3,727     13,872      6,925
                                      ---------  ---------  ---------  ---------
                                         58,899     37,170    111,478     69,561
                                      ---------  ---------  ---------  ---------
      Competitive Local Exchange
        Operating (Loss)              $ (17,137) $  (8,540) $ (31,962) $ (14,314)
                                      ---------  ---------  ---------  ---------
Intercompany revenues                      (709)      (335)    (1,207)      (796)
Intercompany expenses                      (709)      (335)    (1,207)      (796)
                                      ---------  ---------  ---------  ---------
Consolidated TDS Telecom
  Operating Income                    $  22,019  $  28,617  $  47,711  $  60,624
                                      =========  =========  =========  =========

Operating revenue increased 17% ($55.3 million) in the first six months of 2002, reflecting primarily customer growth in local telephone operations, including acquisitions, growth in services such as long distance resale and expansion of competitive local exchange activities.

Operating expenses increased 26% ($68.2 million) during 2002 reflecting primarily growth in expenses related to services such as long distance resale, ILEC acquisitions, continued expenses from expansion of competitive local exchange activities and uncollectible accounts from long distance providers that filed for bankruptcy.

Operating income decreased 21% ($12.9 million) to $47.7 million in the first six months of 2002. The decline in operating income resulted primarily from losses incurred from the expansion of competitive local exchange operations and the write-off of uncollectible receivables related to the bankruptcy filing of two long distance providers offset by improved local telephone operations operating results.

Local Telephone Operations
Operating revenues increased 11% ($31.4 million) in 2002. Acquisitions increased revenues by $21.2 million. Revenues from reselling long distance service increased network access and long distance revenues by $6.2 million in 2002. As of June 30, 2002, TDS Telecom was providing long distance service to 176,300 customers compared to 88,200 customers at June 30, 2001. Data transmission service revenues, which include Internet and DSL, increased by $3.7 million in 2002. Average monthly revenue per equivalent access line increased 1% ($0.93) to $73.91 in 2002 from $72.98 in 2001.

Operating expenses increased by 13% ($26.7 million) in 2002. Cash operating expenses increased by 20% ($27.1 million) in 2002. Acquisitions increased cash operating expenses by $13.2 million in 2002. The cost of providing long-distance service to an increased customer base increased expenses by $3.8 million. Bad debt expense increased by $8.8 million in 2002 related to the bankruptcy filings of WorldCom ($5.8 million) and Global Crossing ($3.0 million). Depreciation and amortization decreased slightly ($500,000) in 2002. Acquisitions increased depreciation expense by $4.3 million. In accordance with SFAS No. 142, TDS Telecom no longer amortizes telephone franchise costs (goodwill). No impairment charge was required upon the completion of the initial impairment review. Amortization expense of goodwill amounted to $3.4 million in the first six months of 2001.

Operating income increased 6% ($4.7 million) to $79.7 million. Acquisitions contributed $3.7 million to this increase. Excluding the write off of receivables due from companies which have filed bankruptcy, operating income should remain fairly stable or increase slightly in the near term with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings.

Competitive Local Exchange Operations
Operating revenues increased 44% ($24.3 million) in 2002 as equivalent access lines served increased to 243,900 at June 30, 2002 from 141,800 at June 30, 2001.

Operating expenses increased 60% ($41.9 million) in 2002 due primarily to the costs incurred to grow and serve the customer base and expand competitive local exchange operations. Operating expenses include $2.6 million related to the WorldCom and Global Crossing bankruptcies in 2002.

Operating loss increased $17.6 million to $32.0 million. TDS Telecom expects its competitive local exchange business to continue to grow. Operating losses are expected to remain approximately level throughout 2002 due to increased depreciation expenses and continued costs associated with market expansion being offset by growing revenues.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Operating Revenues increased 13% ($81.5 million) during the second quarter of 2002 for reasons generally the same as the first six months. U.S. Cellular revenues increased 11% ($52.4 million) in 2002. Retail service revenue increased 12% ($42.6 million) in the second quarter of 2002, while inbound roaming revenue decreased 7% ($5.0 million). Average monthly service revenue per customer was $47.48 in the second quarter of 2002 and $47.26 in 2001, primarily due to the increase in average retail service per customer to $37.93 from $36.65. TDS Telecom revenues increased 17% ($29.1 million) in the second quarter of 2002 due to the growth in ILEC operations ($16.3 million) and growth in CLEC operations ($13.1 million). Acquisitions accounted for $11.3 million of the ILEC growth. Average monthly revenue per ILEC access line increased to $74.58 in the second quarter of 2002 from $73.86 in 2001.

Operating Expenses rose 16% ($81.7 million) during the second quarter of 2002 for reasons generally the same as the first six months.

U.S. Cellular expenses increased 12% ($46.0 million). System operations expense increased 12% ($12.3 million). Marketing and selling expenses, including cost of equipment sold, increased 24% ($23.5 million). Cost per gross customer addition increased to $391 in the second quarter of 2002 from $346 in 2001. Gross customer activations increased to 238,000 in the second quarter of 2002 from 237,000 in 2001. General and Administrative expense increased 6% ($6.8 million). Depreciation expense increased 20% ($11.3 million) while amortization expense decreased 51% ($7.9 million).

TDS Telecom expenses increased 26% ($35.7 million) due to growth in ILEC operations ($14.3 million) and in CLEC operations ($21.7 million) for reasons generally the same as the first six months. Bad debt expense related to the WorldCom bankruptcy increased ILEC expenses by $5.8 million and CLEC expenses by $2.2 million. Acquisitions increased ILEC expenses by $8.8 million.

Operating Income decreased slightly ($0.2 million) to $122.1 million in the second quarter of 2002. U.S. Cellular’s operating income increased 7% ($6.4 million) while TDS Telecom’s operating income decreased 23% ($6.6 million). The decrease at TDS Telecom reflects increased bad debt expense and losses incurred as a result of expanding the CLEC operations offset somewhat by improved ILEC operating results. In addition, U.S. Cellular and TDS Telecom ceased amortization of licenses and goodwill in 2002. Amortization of licenses and goodwill totaled $8.8 million at U.S. Cellular and $1.7 million at TDS Telecom in the second quarter of 2001.

Investment and Other Income (Loss) totaled $(1,664.4) million in 2002 and $(631.0) million in 2001.

Interest and dividend income increased $44.1 million to $48.2 million in the second quarter of 2002. The increase is due to the $45.3 million dividend the Company recorded on its investment in Deutsche Telekom.

(Loss) on marketable securities and other investments totaled $(1,719.1) million in the second quarter of 2002 and $(644.9) million in the second quarter of 2001. In the second quarter of 2002, TDS recorded a loss of $1,719.1 million from a decline in value of marketable equity securities that management deemed other than temporary. The loss primarily includes a loss of $1,363.3 million recognized by TDS on its investment in Deutsche Telekom ordinary shares and a loss of $243.8 million recognized by U.S. Cellular and $64.3 million recognized by TDS Telecom on their investment in Vodafone ADRs. In 2001, TDS realized a pre-tax loss of $644.9 million as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG in May 2001.

Interest Expense increased 11% ($2.8 million) to $29.1 million in the second quarter of 2002 for reasons generally the same as the first six months.

Income Tax Expense (Benefit) totaled a benefit of $(610.0) million in 2002, a change of $395.6 million from a benefit of $(214.4) million in 2001. The effective tax (benefit) rate was (38.7)% in 2002 and (39.6)% in 2001. The effective tax rate excluding the effects of loss on marketable securities and other investments was 43.4% in 2002 and 43.6% in 2001.

Minority Share of (Income) Loss changed $28.2 million in the second quarter of 2002. U.S. Cellular's minority public shareholders' share of income in 2002 was reduced by $25.9 million due to U.S. Cellular's $145.6 million, net of tax, write down of marketable securities in 2002.

                                                 Three Months Ended
                                                      June 30,
                                                --------------------
                                                  2002        2001       Change
                                                --------    --------    --------
                                                    (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Public Shareholders'               $ 15,849    $(10,346)   $ 26,195
    Minority Shareholders' or Partners'             (610)     (2,599)      1,989
                                                --------    --------    --------
                                                  15,239     (12,945)     28,184
  Other                                                4        (19)         23
                                                --------    --------    --------
                                                $ 15,243    $(12,964)   $ 28,207
                                                ========    ========    ========

Net Income (Loss) Available to Common totaled $(952.5) million, or $(16.24) per diluted share, in the second quarter of 2002, compared to $(339.8) million, or $(5.79) per diluted share, in the second quarter of 2001. Income from operations, excluding the Deutsche Telekom dividend recorded in 2002, losses on marketable securities and other investments, amortization of license costs and goodwill in 2001, and losses on conversions of LYONs, was $41.6 million, or $0.70 per diluted share in 2002 compared to $54.0 million, or $0.91 per diluted share in 2001. The decline is primarily due to operating losses from the developing CLEC business and increased bad debt expense from the WorldCom bankruptcy. A summary of net income from continuing operations and diluted earnings per share from operations and gains (losses) is shown below.

                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                       2002             2001
                                                   -----------      -----------
                                                       (Dollars in thousands,
                                                     except per share amounts)
Net Income (Loss) from:
  Operations                                       $    41,611      $    53,955
  Deutsche Telekom dividend                             27,659               --
  Loss on marketable securities                     (1,021,757)        (385,223)
  License and goodwill amortization                         --           (7,303)
  Loss on conversion of LYONs                               --           (1,261)
                                                   -----------      -----------
                                                   $  (952,487)     $  (339,832)
                                                   ===========      ===========

Diluted Earnings Per Share from:
  Operations                                       $      0.70      $      0.91
  Deutsche Telekom dividend                               0.47               --
  Losses on marketable securities                       (17.41)           (6.56)
  License and goodwill amortization                         --            (0.12)
  Loss on conversion of LYONs                               --            (0.02)
                                                   -----------      -----------
                                              $         (16.24)     $     (5.79)
                                                   ===========      ===========

Recent Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued in June 2001, and will become effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002, and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. The Company has elected to adopt SFAS No. 145 early and as a result will no longer report the retirement of LYONs debt as extraordinary. Prior year LYONs losses on debt retirements of $1.3 million and $4.2 million, net of tax and minority interest for the three and six months ended, respectively, previously recorded as extraordinary items, have been reclassified as Other (expense), net in the Company’s statement of operations, to conform with SFAS No. 145.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

FINANCIAL RESOURCES

Cash Flows From Operating Activities. The Company is generating substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $411.3 million in the first six months of 2002 compared to $339.6 million in 2001.

Income from operations excluding all noncash items and including the change in accrued taxes increased $78.3 million to $433.4 million in the first six months of 2002. Changes in working capital and other assets and liabilities from operations, excluding the change in accrued taxes, required $22.1 million in 2002 and $15.5 million in 2001 reflecting primarily timing differences in the payment of accounts payable and the receipt of accounts receivable.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for seeking to create long-term value for shareowners. Cash flows from investing activities required $359.6 million in the first six months of 2002 and provided $125.6 million in 2001.

Cash expenditures for capital additions required $327.3 million in 2002 and $344.0 million in 2001. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to provide for increasing customer usage of the network, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $256.8 million in 2002 and $252.1 million in 2001 representing expenditures to construct cell sites, to add digital radio channels, to replace retired assets, to improve business systems and to change out analog equipment for digital equipment. TDS Telecom capital expenditures for its local telephone operations totaled $44.5 million in 2002 and $35.8 million in 2001 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities. TDS Telecom’s capital expenditures for competitive local exchange operations totaled $26.0 million in 2002 and $56.1 million in 2001 for switching and other network facilities.

Cash used for acquisitions, excluding cash acquired, totaled $73.7 million in 2002 and $98.5 million in 2001. TDS’s acquisitions include primarily the purchase of controlling interests in wireless markets and telephone properties, minority interests that increased the ownership of majority-owned markets and wireless spectrum. TDS acquired a telephone company and three PCS licenses in 2002, and a majority interest in a cellular market and interests in six PCS markets in 2001. The PCS licenses were acquired on U.S. Cellular’s behalf and through joint ventures. The interests acquired through joint ventures are 100% owned by the joint ventures, and U.S. Cellular is considered to have the controlling financial interest in these joint ventures for financial reporting purposes.

TDS received a cash refund of $47.6 million on its FCC deposits in 2002. TDS received cash totaling $570.0 million from the merger of Deutsche Telekom and VoiceStream along with 131.5 million Deutsche Telekom AG ordinary shares in 2001.

Cash Flows From Financing Activities. Cash flows from financing activities required $147.9 million in the first six months of 2002 and $476.0 million in 2001. TDS paid $51.0 million to retire Medium-term Notes in the first six months of 2002 that were called at their principal face amount. In 2002, TDS and U.S. Cellular received $178.8 million from prepaid variable forward contracts related to its investment in Vodafone (owned by U.S. Cellular) and VeriSign. Notes Payable balances decreased $248.4 million in 2002 and $403.0 million in 2001. The proceeds received from the VoiceStream/Deutsche Telekom merger were used to reduce notes payable in 2001. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $17.2 million in 2002 and $16.1 million in 2001.

During the first six months of 2001, cash required for the repurchase of TDS common shares (110,000 shares for an aggregate price of $10.3 million) and the settlement of late December 2000 repurchases totaled $19.4 million. During the first six months of 2001, U.S. Cellular paid $11.0 million to settle repurchases of U.S. Cellular Common Shares made in late December 2000. No TDS or U.S. Cellular common shares were repurchased in 2002. In 2001, U.S. Cellular retired LYONs securities with a carrying value of $30.4 million for cash totaling $17.2 million and 398,000 U.S. Cellular Common Shares.

LIQUIDITY

Subject to the discussion under “Financing of Chicago 20 MHz Acquisition” below, management believes that internal cash flow, existing cash and cash equivalents, and funds available from line of credit arrangements provide sufficient financial resources to finance its near-term capital, business development and expansion expenditures. TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when and if capital requirements, financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which may not be in TDS’s control. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS does not believe that any circumstances that could materially adversely affect TDS’s liquidity or its capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of TDS’s liquidity and capital resources. Continued uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

At June 30, 2002, TDS and its subsidiaries are in compliance with all covenants and other requirements set forth in long-term debt indentures. TDS does not have any rating downgrade triggers that would accelerate the maturity dates of its long-term debt. However, a downgrade in TDS’s credit rating could adversely affect its ability to refinance existing, or obtain access to new, long-term debt in the future.

TDS and its subsidiaries had cash and cash equivalents totaling $44.6 million at June 30, 2002. TDS had a $600 million revolving credit facility for general corporate purposes at June 30, 2002, all of which was unused. Borrowings bear interest at the London Interbank Borrowing Rate (“LIBOR”) plus a contractual spread based on the Company’s credit rating. The contractual spread was 30 basis points as of June 30, 2002 (for a rate of 2.14% based on the LIBOR rate at June 30, 2002).

TDS also had $87 million of additional bank lines of credit for general corporate purposes at June 30, 2002, all of which were unused. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate (4.75% at June 30, 2002).

U.S. Cellular had a $500 million bank revolving line of credit (“1997 Revolving Credit Facility”) for general corporate purposes at June 30, 2002, $485 million of which was unused. This line of credit provides for borrowings at LIBOR plus a contractual spread, based on U.S. Cellular’s credit rating. The contractual spread was 19.5 basis points as of June 30, 2002 (for a rate of 2.03% based on the LIBOR rate at June 30, 2002).

See also "Financing of Chicago 20MHz Acquisition" below.

TDS’s and U.S. Cellular’s interest costs would increase if their credit rating goes down which would increase their cost of financing, but their credit facilities would not cease to be available solely as a result of a decline in their credit rating. A downgrade in TDS’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. However, the continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At June 30, 2002, TDS and U.S. Cellular were in compliance with all covenants and other requirements set forth in the credit agreements.

U.S. Cellular filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement was declared effective by the SEC in May 2002. U.S. Cellular has not yet issued any securities under this registration statement.

U.S. Cellular’s capital additions budget for 2002 totals approximately $620-$640 million, not including expenditures for the Chicago market, primarily to add cell sites to expand and enhance coverage, to provide additional capacity to accommodate increased network usage, to provide additional digital service capabilities including the initial steps toward the migration to CDMA technology, to satisfy certain regulatory requirements for specific services such as enhanced 911 and wireless number portability, and to enhance billing and office systems. The conversion to CDMA is expected to be completed during 2004, at an approximate cost of $400-$450 million, spread over 2002 through 2004. The estimated capital additions in 2002 include $80-$95 million related to the conversion. U.S. Cellular has contracted with an infrastructure vendor to provide a substantial portion of the equipment related to the conversion. At June 30, 2002, the remaining amount of the capital budget approximated $363 - $383 million. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash and short-term debt. U.S. Cellular’s operating cash flow totaled $649.5 million for the twelve months ended June 30, 2002, up 14% ($80.7 million) from 2001.

TDS Telecom’s capital additions budget for 2002 approximates $175-$195 million. The incumbent local telephone companies are expected to spend approximately $120 - $130 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $55-$65 million to build switching and other network facilities to meet the needs of a growing customer base and to expand their markets. At June 30, 2002, the remaining amount of the capital budget approximated $76 - $86 million for local telephone companies and $29-$39 million for the competitive local exchange companies. TDS Telecom plans to finance its construction program using primarily internally generated cash. TDS Telecom’s operating cash flow totaled $261.9 million for the twelve months ended June 30, 2002, down 1% ($2.4 million) from 2001.

TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which it believes will add value to the business. At June 30, 2002, the Company had an agreement to acquire a telephone company serving 7,500 access lines for aggregate cash consideration of $21.3 million. This acquisition closed July 1, 2002.

On November 1, 2000, the United States Bankruptcy Court for the Western District of Wisconsin confirmed a plan of financial reorganization for Airadigm Communications, Inc., a Wisconsin-

based wireless service provider. Under the terms of the plan of reorganization, TDS and an unrelated entity have committed to provide funding to meet certain obligations of Airadigm. Airadigm continues to operate as an independent company providing wireless services. Pursuant to the plan of reorganization, under certain circumstances and subject to the FCC’s rules and regulations, TDS and the unrelated entity, or their respective designees, may each acquire certain PCS licenses for areas of Wisconsin and Iowa as well as other Airadigm assets. As of June 30, 2002, TDS had provided funding of $54.7 million to Airadigm. Under the plan of reorganization, TDS’s portion of the funding and the cost of the assets to be acquired could possibly aggregate up to an additional $145 million. The value of TDS’s interest in Airadigm is directly related to the fair market value of Airadigm’s assets. There may be substantial variability of such value and risk of decline in the value of TDS’s interest in Airadigm due to a number of factors, including FCC determinations affecting Airadigm’s FCC licenses. Management continues to review the valuation on a periodic basis.

U.S. Cellular is a limited partner in a joint venture that was a successful bidder for 17 licenses in 13 markets in the January 2001 FCC spectrum auction. The cost for the 17 licenses totaled $283.9 million. Legally the general partner controls the joint venture; however, the Company has included the joint venture in its consolidated financial statements because U.S. Cellular is considered to have controlling financial interest for financial reporting purposes under GAAP. In 2001, the joint venture acquired 5 of such licenses in 4 markets for a total of $4.1 million and had deposits with the FCC totaling $56.1 million for the remaining licenses. In May 2002, the FCC refunded 85% of the deposits, or $47.6 million, and retained the remaining $8.5 million of deposits pending the outcome of the proceedings discussed below. The remaining deposits are classified as a current asset at June 30, 2002. Subject to the final outcome of such proceedings the joint venture’s portion of the funding could possibly aggregate up to an additional $271.3 million to fund the acquisition of the remaining licenses. In addition, U.S. Cellular has agreed to loan the general partner up to $20 million that could be used by the general partner to fund its investment in the licenses.

With respect to the remaining 12 licenses in 9 markets, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Following the reauction, one of the prior winning bidders obtained a court ruling that the FCC’s actions were illegal. In response to a request of the U.S. Department of Justice and the FCC, the U.S. Supreme Court has agreed to review this court ruling and oral arguments have been tentatively set for October 8, 2002. In the event the prior winning bidder is successful in this litigation, the joint venture would receive a refund of its remaining deposit of $8.5 million made to the FCC for such 12 licenses. The joint venture’s financial requirements would then be limited to the 5 licenses in 4 markets that it acquired in 2001. If the FCC is successful in this litigation or the matter is otherwise resolved in a manner that will permit the joint venture to acquire the remaining licenses, the joint venture would be required to pay to the FCC the balance of the auction price for such licenses. The joint venture would then have significant financial requirements to build out such markets. The exact nature of U.S. Cellular’s financial commitment going forward will be determined as the joint venture develops its long-term business and financing plans.

TDS and U.S. Cellular may continue the repurchase of their common shares, as market conditions warrant, on the open market or at negotiated prices in private transactions. The repurchase programs are intended to create value for the shareholders. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings and other sources.

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

TDS holds various investments in publicly traded companies valued at $1,490.5 million as of June 30, 2002. These assets are classified for financial reporting purposes as available-for-sale securities. TDS may purchase additional shares, sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in the securities.

In May 2002, TDS entered into variable prepaid forward contracts related to certain Vodafone (owned by U.S. Cellular) and VeriSign securities. TDS and U.S. Cellular received $178.8 million related to the contracts which expire in five years and may be settled in cash or securities.

In July and through August 12th of 2002, TDS entered into variable prepaid forward contracts with multiple parties relating to 20,028,673 Deutsche Telekom AG ordinary shares or approximately 15% of the shares owned by TDS. TDS may enter into further contracts depending on market conditions and other factors.

Financing of Chicago 20MHz Acquisition

The PrimeCo acquisition price of approximately $610 million was financed using U.S. Cellular’s revolving lines of credit, proceeds of $175 million from the 9% Series A Notes due 2032 and proceeds from a $105 million loan from TDS. In May, U.S. Cellular raised approximately $160 million in cash when it entered into variable prepaid forward contracts related to its Vodafone ADRs; the proceeds from these contracts were initially used to pay down balances outstanding under U.S. Cellular’s revolving credit facility. U.S. Cellular has obtained a five-year credit facility, amended in July 2002 to provide up to $325 million in financing (“2002 Revolving Credit Facility”), which may be used to finance the purchase of PrimeCo and for other purposes.

U.S. Cellular’s 2002 Revolving Credit Facility permits revolving loans on terms and conditions substantially similar to U.S. Cellular’s existing $500 million 1997 Revolving Credit Facility, except for the interest rate and certain additional provisions. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating. Based on its current credit rating, the margin percentage is 55 basis points (for a rate of 2.39% as of June 30, 2002). Also, U.S. Cellular needs to comply with certain financial covenants. The covenants include limitations on the ratios of funded debt to capitalization, earnings before interest, taxes depreciation and amortization (“EBITDA”) to interest expense, and funded debt to EBITDA. The 2002 Revolving Credit Facility places other requirements on U.S. Cellular, including the sale or placement of at least $175 million of debt securities on terms reasonably satisfactory to the lenders.

The 9% Series A Notes due 2032 were issued to PrimeCo in a private placement. The notes are callable by U.S. Cellular at the principal amount after five years. In connection with the purchase of Chicago 20MHz from PrimeCo, U.S. Cellular entered into an agreement pursuant to which U.S. Cellular provided PrimeCo and transferees of PrimeCo rights to have such notes registered with the SEC for resale. At the closing of the acquisition of Chicago 20MHz, PrimeCo delivered a notice to U.S. Cellular to request that U.S. Cellular cause all of the $175 million principal amount of such notes to be registered for resale in a shelf registration statement. U.S. Cellular has agreed to use commercially reasonable efforts to cause such registration statement to be filed within 10 days after the receipt of such request. The request for registration was provided by PrimeCo on August 7, 2002.

The six year $105 million loan from TDS has an interest rate of 8.1%, payable quarterly, and has no prepayment penalty. This loan is subordinated to the the 2002 Revolving Credit Facility.

U.S. Cellular filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement was declared effective by the SEC in May 2002.

Subsequent to its acquisition of Chicago 20MHz, U.S. Cellular began reevaluating its capital spending plans for the remainder of 2002. U.S. Cellular expects to incur approximately $90 million in capital expenditures during the first year following the Chicago 20MHz acquisition, to improve coverage in the Chicago 20MHz network, including an upgrade of the current CDMA system to 1XRTT, and to enhance its marketing distribution in the Chicago market. U.S. Cellular is currently evaluating what portion of the $90 million will be invested during 2002.

Additionally, as a result of the completion of the Chicago 20MHz acquisition, U.S. Cellular is reevaluating the timing of certain portions of its planned migration to a single digital equipment platform. Any changes that result from this reevaluation could accelerate capital expenditures previously planned for 2003 into 2002, in order to migrate some service areas to the new platform sooner and minimize U.S. Cellular’s investment in infrastructure and handsets which would be used on the old platform.

MARKET RISK

TDS is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt is in the form of long-term, fixed-rate notes, convertible debt, debentures and trust securities with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of June 30, 2002, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

TDS maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $1,490.5 million at June 30, 2002 and $2,700.2 million at December 31, 2001. As of June 30, 2002, the net unrealized holding loss, net of tax and minority interest, included in accumulated other comprehensive loss totaled $20.4 million following the recognition in the statement of operations of a loss related to TDS’s investments in marketable securities of $1,044.4 million, net of tax and minority interest, as a result of management’s determination that unrealized losses with respect to the investments were “other than temporary.” Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that an unrealized loss is other than temporary, the loss will be recognized and recorded in the statement of operations.

In May 2002, TDS entered into a contract with a third party relating to its ownership of 2.4 million shares of VeriSign, Inc. The contract, known as a variable prepaid forward, provides a collar to the stock price for five years. TDS received aggregate proceeds from the contract of $18.9 million which consisted of a net premium received on the collar of $2.7 million and a loan. The principle amount of the contract at maturity is $20.8 million and has an effective interest rate of 5.1%. There are no payments of interest during the contract period. The collar limits TDS’s exposure to movement in the VeriSign stock price through the use of caps and floors. The collar limits TDS’s downside risk to $8.82 per share and limits the upside potential to $11.46 per share. This contract is accounted for as a fair value hedge. At the expiration of the contract, TDS may settle the contract by delivering cash or VeriSign shares.

Also in May 2002, U.S. Cellular entered into contracts with third parties relating to its ownership of 10.2 million ADRs of Vodafone. Each contract, known as a variable prepaid forward, provides a collar to the stock price for five years, and, taken together, the contracts allowed U.S. Cellular to borrow approximately $160 million against the stock. The collars limit U.S. Cellular’s exposure to movement in the Vodafone stock price through the use of caps and floors. The collars limit U.S. Cellular’s downside risk to an average of $15.60 per share and limit the upside potential to an average of $23.68 per share. These contracts are accounted for as cash flow hedges. At the expiration of the contracts, U.S. Cellular may settle the contracts by delivering cash or Vodafone ADRs.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities and derivative instruments at June 30, 2002, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

                    Valuation of investments assuming               June 30,
($ in thousands)               indicating decrease                   2002
                        -30%           -20%            -10%        Fair Value
Marketable Equity
  Securities        $1,043,339     $1,192,387     $1,341,436      $1,490,484
Derivative
  Instruments       $   53,103     $   40,330     $   27,454      $   17,826

                       Valuation of investments assuming
($ in thousands)                indicating increase
                        +10%            +20%           +30%
Marketable Equity
  Securities        $1,639,532    $1,788,581      $1,937,629
Derivative
  Instruments       $    1,475    $ (11,708)      $  (25,120)

In July and through August 12th of 2002, TDS entered into variable prepaid forward contracts with multiple parties relating to 20,028,673 Deutsche Telekom AG ordinary shares or approximately 15% of the shares owned by TDS. Each contract provides a collar to the stock price for five years and, taken together, the contracts will allow TDS to borrow approximately $230 million against the stock. The collars limit TDS’s exposure to movement in the Deutsche Telekom stock price through the use of put options and call options. The collars limit TDS’s downside risk to an average of $11.57 per share and limit the upside potential to an average of $13.88 per share. During the period of the contracts, TDS will continue to receive dividends paid by Deutsche Telekom on such contracted shares. These contracts will be accounted for as cash flow hedges. At the expiration of the contracts, TDS may settle the contracts by delivering cash or Deutsche Telekom shares. TDS may enter into further contracts depending on market conditions and other factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The Company makes estimates and assumptions in the determination of revenue. Unbilled revenues, resulting from wireless service provided from the billing cycle date to the end of each month and from other wireless carriers’ customers using U.S. Cellular’s wireless systems for the last half of each month, are estimated and recorded. Certain activation and reconnection fees are recognized over average customer service periods. Although the Company does not expect any significant changes to average customer service periods, a material increase in churn rates associated with the customer base could affect future operating results.

TDS’s telephone subsidiaries participate in revenue pools with other telephone companies for interstate revenue and for certain intrastate revenue. Such pools are funded by toll revenue and/or access charges within state jurisdictions and by access charges in the interstate market. Revenues earned through the various pooling processes are initially recorded based on TDS Telecom’s estimates and improved estimates are made in subsequent periods as more data becomes available.

In evaluating the collectibility of its trade receivables, the Company assesses a number of factors including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, the Company records both specific and general reserves for bad debt to reduce the related receivables to the amount the Company ultimately expects to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that the Company’s past collection experience is no longer relevant, the Company’s estimate of the recoverability of its trade receivables could be further reduced from the levels provided for in the consolidated financial statements.

U.S. Cellular holds notes receivable aggregating $45.8 million from Kington Management Corporation (“Kington”) that are due in June 2005. These notes relate to the purchase by Kington of certain of U.S. Cellular’s minority interests in 2000. The value of the notes cannot increase, but may decrease, and is directly related to the future fair market value of the related interests. There may be substantial variability in the future market values of these interests and risk of decline in the value of the notes. Management continues to review the valuation on a periodic basis.

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and intangible assets. U.S. Cellular is currently updating its fixed asset accounting systems. This process, completion of which is expected by year-end 2002, will include taking an inventory of major fixed asset categories, which may result in book-to-physical adjustments. Although the Company believes it is unlikely that any significant changes to the useful lives of its tangible or definite-lived intangible assets will occur in the near term, rapid changes in technology, the discontinuance of accounting under SFAS No. 71 by the Company’s wireline subsidiaries, or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company’s future consolidated operating results.

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. The marketable securities are marked to market each period with the change in value of the securities reported as Other Comprehensive Income, net of income taxes and minority interest, which is included in the stockholders’ equity section of the balance sheet. If management determined that the decline in value of the marketable securities was “other than temporary,” the unrealized loss included in other comprehensive income would be recognized and recorded as a loss in the statement of operations. Factors that management reviews in determining an other than temporary decline include whether there has been a significant change in the financial condition, operational structure or near-term prospects of the issuer; how long the security has been below historical cost; and whether TDS has the intent and ability to retain its investment in the issuer’s securities to allow the market value to return to historical cost levels. TDS is in the same industry classification as the issuers of its marketable securities enhancing the Company’s ability to evaluate the effects of any changes in industry-specific factors which may affect the determination of whether a decline in market values of its marketable securities is other than temporary. There can be no assurance that upon review of such factors at a later date a material loss will not be recognized in the statement of operations. See “Market Risk” for further discussions.

In the first half of 2002, management determined that the decline in value of its investment in marketable securities relative to their accounting cost basis was other than temporary. A loss on the securities of $1,756.5 million was recorded in the statement of operations, reducing net income and earnings per diluted share by $1,044.4 million and $17.81, respectively.

TDS utilizes derivative financial instruments to reduce market rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designations and whether the hedge is highly effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset or liability hedged.

TDS has substantial investments in long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the asset for possible impairment based on an estimate of related undiscounted cash flows over the remaining asset life. If impairment is identified, a loss is recognized for the difference between the fair values of the asset (less cost to sell) and the carrying value of the asset.

TDS has substantial amounts of intangible assets, primarily wireless license costs and goodwill as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. TDS adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, and no longer amortizes wireless license costs or goodwill. With the implementation of SFAS No. 142, TDS assessed its recorded balances of cellular license costs and goodwill for potential impairment. The Company completed its initial impairment assessments in the first quarter of 2002. No impairment charge was necessary upon the completion of the initial impairment review. After the initial impairment review, wireless licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that upon review at a later date material impairment charges will not be required.

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. TDS considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If management determined that TDS would be able to realize the deferred tax asset in excess of its net recorded amount, an adjustment to deferred tax assets would increase income. Likewise, if management determined that TDS would not be able to realize the net deferred tax asset amount, an adjustment to deferred tax assets would reduce income.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Walter C. D. Carlson, a director and non-executive Chairman of the Board of the board of directors of TDS and a director of U.S. Cellular, Michael G. Hron, the General Counsel and an Assistant Secretary of TDS, U.S. Cellular and TDS Telecom, and Secretary or an Assistant Secretary of certain other TDS subsidiaries; William S. DeCarlo, the Assistant General Counsel of TDS and an Assistant Secretary of TDS and certain TDS subsidiaries; and Stephen P. Fitzell, the Assistant General Counsel and an Assistant Secretary of U.S. Cellular and TDS Telecom and an Assistant Secretary of certain other TDS subsidiaries, are partners of Sidley Austin Brown & Wood, the principal law firm of TDS and its subsidiaries. Mr. Hron retired as a partner of Sidley Austin Brown & Wood as of July 31, 2002. Walter C. D. Carlson is a trustee and beneficiary of the voting trust which controls TDS.

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
  Advances or changes in telecommunications technology could render certain technologies used by TDS obsolete. Competitors may have a lower fixed investment per customer because of technology changes.
  Changes in telecommunications regulatory environment could adversely affect TDS’s financial condition or results of operations or could prevent TDS businesses which depend on access to competitors facilities from obtaining such access on reasonable terms.
  Changes in the supply or demand of the market for wireless licenses or telephone companies, increased competition, adverse developments in the TDS’s businesses or the industries in which TDS is involved and/or other factors could result in an impairment of the value of TDS’s license costs, goodwill and/or physical assets, which may require TDS to record a write down in the value of such assets.
  Competition, construction delays, customer churn and other challenges in executing TDS’s expansion and development of its CLEC business could result in higher than planned losses, additional financing requirements and/or the write down of the CLEC assets if TDS is unable to successfully implement its plans in this business undertaking.
  Continued depressed market values, continued declines thereof or other events evidencing an impairment in the value of TDS’s investments in available-for-sale marketable equity securities that are other than temporary may require TDS to write down the value of such securities.

  Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending or future litigation that is Company specific or that apply to the industry in general could have an adverse effect on TDS’s financial condition, results of operations or ability to do business.
  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses could have an adverse effect on TDS’s financial condition or results of operations.
  Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on TDS’s wireless business operations.
  Changes in roaming partners, rates, and the ability to provide voice and data services on other carriers networks could have an adverse effect on TDS’s wireless business operations.
  Changes in competitive factors with national carriers could result in product and cost disadvantages could have an adverse effect on TDS’s wireless business operations.
  Changes in prices, in the number of ILEC and CLEC customers, churn rates and mix of products and services offered in ILEC and CLEC markets could have an adverse effect on such TDS business segments.
  Continued uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.
  Changes in TDS’s credit ratings could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.
  Changes in circumstances or other events, relating to the acquisition of Chicago 20MHz, including integration costs or problems or other factors associated with such acquisition could have an adverse effect on TDS’s financial condition or results of operations.
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

                                                  TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                                                  -------------------------------------------------
                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          -------------------------------------
                                                                         Unaudited
                                                                         ---------

                                                                          Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                     -------------------------             ------------------------
                                                                        2002              2001             2002               2001
                                                                     -----------      -----------      -----------      -----------
                                                                             (Dollars in thousands, except per share amounts)
OPERATING REVENUES
  U.S. Cellular                                                      $   527,710      $   475,289      $ 1,006,130      $   915,058
  TDS Telecom                                                            196,104          167,012          382,881          327,612
                                                                     -----------      -----------      -----------      -----------
                                                                         723,814          642,301        1,389,011        1,242,670
                                                                     -----------      -----------      -----------      -----------

OPERATING EXPENSES
  U.S. Cellular                                                          427,661          381,663          827,235          762,949
  TDS Telecom                                                            174,085          138,395          335,170          266,988
                                                                     -----------      -----------      -----------      -----------
                                                                         601,746          520,058        1,162,405        1,029,937
                                                                     -----------      -----------      -----------      -----------

OPERATING INCOME                                                         122,068          122,243          226,606          212,733
                                                                     -----------      -----------      -----------      -----------

INVESTMENT AND OTHER INCOME
  Interest and dividend income                                            48,167            4,052           50,234            9,574
  Investment income, net of amortization                                   7,762           10,210           18,807           17,175
  (Loss) on marketable securities and other investments               (1,719,126)        (644,929)      (1,756,526)        (644,929)
  Other (expense), net                                                    (1,232)            (287)             (35)          (1,928)
                                                                     -----------      -----------      -----------      -----------
                                                                      (1,664,429)        (630,954)      (1,687,520)        (620,108)
                                                                     -----------      -----------      -----------      -----------

LOSS BEFORE INTEREST AND INCOME TAXES                                 (1,542,361)        (508,711)      (1,460,914)        (407,375)
Interest expense                                                          29,096           26,270           58,719           55,228
Minority interest in income of subsidiary trust                            6,202            6,202           12,405           12,405
                                                                     -----------      -----------      -----------      -----------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                        (1,577,659)        (541,183)      (1,532,038)        (475,008)
Income tax benefit                                                      (610,035)        (214,430)        (587,950)        (183,817)
                                                                     -----------      -----------      -----------      -----------

LOSS BEFORE MINORITY INTEREST                                           (967,624)        (326,753)        (944,088)        (291,191)
Minority Share of (Income) Loss                                           15,243          (12,964)           5,304          (20,292)
                                                                     -----------      -----------      -----------      -----------
NET LOSS                                                                (952,381)        (339,717)        (938,784)        (311,483)
                                                                     -----------      -----------      -----------      -----------

Preferred Dividend Requirement                                              (106)            (115)            (218)            (233)
                                                                     -----------      -----------      -----------      -----------

NET LOSS AVAILABLE TO COMMON                                         $  (952,487)     $  (339,832)     $  (939,002)     $  (311,716)
                                                                     -----------      -----------      -----------      -----------
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
    SHARES (000s)                                                         58,639           58,653           58,619          58,685

BASIC EARNINGS PER SHARE
  Net loss available to common                                      $     (16.24)     $     (5.79)     $    (16.02)     $     (5.31)
                                                                    ============      ===========      ===========      ===========
DILUTED EARNINGS PER SHARE
  Net loss available to common                                      $     (16.24)     $     (5.79)     $    (16.02)     $     (5.31)
                                                                    ============      ===========      ===========      ===========

DIVIDENDS PER SHARE                                                 $       .145      $      .135      $       .29      $       .27
                                                                    ============      ===========      ===========      ===========

                            The accompanying notes to financial statements are an integral part of these statements.
26
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                    Unaudited
                                    ---------

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             2002         2001
                                                          ---------    ---------
                                                          (Dollars in thousands)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net loss                                                $ (938,784) $(311,483)
  Add (Deduct) adjustments to reconcile net income (loss)
    to net cash provided by operating activities
      Depreciation and amortization                          227,535    216,245
      Deferred taxes                                        (633,859)  (397,872)
      Investment income                                      (18,789)   (17,983)
      Minority share of income                                (5,304)    20,292
      Loss on marketable securities and other investments  1,756,526    644,929
      Noncash interest expense                                 4,718      5,484
      Other noncash expense                                    8,964     15,061
  Changes in assets and liabilities from operations
      Change in accounts receivable                          (19,594)    (4,724)
      Change in materials and supplies                        26,939     14,089
      Change in accounts payable                             (27,242)   (35,491)
      Change in accrued taxes                                 32,420    180,476
      Change in other assets and liabilities                  (2,236)    10,599
                                                          ----------  ---------
                                                             411,294    339,622
                                                          ----------  ---------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
  Capital expenditures                                      (327,286)  (343,978)
  Acquisitions, net of cash acquired                         (73,722)   (98,450)
  Refund of FCC Deposits                                      47,565         --
  Distributions from investments                               6,217      7,540
  Cash received in VoiceStream/Deutsche Telekom merger            --    570,035
  Other investing activities                                 (12,406)    (9,521)
                                                          ----------  ---------
                                                            (359,632)   125,626
                                                          ----------  ---------
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
  Issuance of long-term debt                                   1,005        340
  Prepaid forward contracts                                  178,845         --
  Repayments of long-term debt                                (8,418)    (7,892)
  Prepayment of medium-term notes                            (51,000)        --
  Change in notes payable                                   (248,400)  (403,000)
  Dividends paid                                             (17,227)   (16,085)
  Repurchase of TDS Common Shares                                 --    (19,448)
  Repurchase of U.S. Cellular Common Shares                       --    (10,993)
  Repurchase and conversion of LYONs                             (70)   (17,221)
  Other financing activities                                  (2,587)    (1,699)
                                                          ----------  ---------
                                                            (147,852)  (475,998)
                                                          ----------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (96,190)   (10,750)
CASH AND CASH EQUIVALENTS -
  Beginning of period                                        140,744     99,019
                                                          ----------  ---------
  End of period                                           $   44,554  $  88,269
                                                          ==========  =========

The accompanying notes to financial statements are an integral part of these statements.
27
                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------

                                                         (Unaudited)
                                                            June 30,  December 31,
                                                             2002        2001
                                                          --------    ----------
                                                          (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                $   44,554 $  140,744
  Accounts receivable from customers and others               400,074    379,161
  Deposits receivable from FCC                                  8,494     56,060
  Materials and supplies, at average cost                      45,502     71,370
  Other current assets                                         33,633     27,021
                                                           ---------- ----------
                                                              532,257    674,356
                                                           ---------- ----------
INVESTMENTS
  Marketable equity securities                              1,490,484  2,700,230
  Wireless license costs, net of accumulated amortization     877,195    858,791
  Goodwill, net of accumulated amortization                   912,206    870,801
  Investments in unconsolidated entities                      245,057    233,678
  Notes Receivable                                            107,711    101,887
  Other investments                                            15,226     15,079
                                                           ---------- ----------
                                                            3,647,879  4,780,466
                                                           ---------- ----------

PROPERTY, PLANT AND EQUIPMENT, NET
  U.S. Cellular                                             1,637,741  1,527,805
  TDS Telecom                                               1,027,229  1,016,634
                                                           ---------- ----------
                                                            2,664,970  2,544,439
                                                           ---------- ----------

OTHER ASSETS AND DEFERRED CHARGES                             106,576     80,313
                                                           ---------- ----------

    TOTAL ASSETS                                           $6,951,682 $8,079,574
                                                           ========== ==========

The accompanying notes to financial statements are an integral part of these statements.
28

                TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
                -------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                       (Unaudited)
                                                        June 30,      December 31,
                                                          2002            2001
                                                       -----------  ------------
                                                          (Dollars in thousands)
CURRENT LIABILITIES
  Current portion of long-term debt                    $    20,540  $    67,461
  Notes payable                                             16,900      265,300
  Accounts payable                                         244,918      270,005
  Advance billings and customer deposits                    78,984       68,044
  Accrued interest                                          29,207       24,264
  Accrued taxes                                             45,762       14,263
  Accrued compensation                                      44,372       56,973
  Other current liabilities                                 46,082       49,906
                                                       -----------  -----------
                                                           526,765      816,216
                                                       -----------  -----------

DEFERRED LIABILITIES AND CREDITS                         1,055,312    1,461,530
                                                       -----------  -----------

LONG-TERM DEBT, excluding current portion                1,685,906    1,507,764
                                                       -----------  -----------

MINORITY INTEREST in subsidiaries                          477,582      467,698
                                                       -----------  -----------
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES of Subsidiary Trusts
  Holding Solely Company Subordinated Debentures (a)       300,000      300,000
                                                       -----------  -----------

PREFERRED SHARES                                             6,984        7,442
                                                       -----------  -----------
COMMON STOCKHOLDERS' EQUITY
  Common Shares, par value $.01 per share                      558          557
  Series A Common Shares, par value $.01 per share              66           68
  Capital in excess of par value                         1,829,344    1,826,840
  Treasury Shares, at cost (3,817,000 shares and
      3,868,000 shares, respectively)                     (404,887)    (406,894)
  Accumulated other comprehensive income                   (20,410)    (352,120)
  Retained earnings                                      1,494,462    2,450,473
                                                       -----------  -----------
                                                         2,899,133    3,518,924
                                                       -----------  -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 6,951,682  $ 8,079,574
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
29
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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior years have been reclassified to conform to current period presentation. These reclassifications had no impact on previously reported operating revenue, net income and stockholders’ equity.

2.	Significant Accounting Policy - Derivative Instruments

The Company utilizes derivative financial instruments to reduce market rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designations and whether the hedge is anticipated to be effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset or liability hedged.

3.	Recent Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued in June 2001, and will become effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the

30
capitalized cost is depreciated over the useful life of the related asset. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002, and is effective for fiscal years beginning after May 15, 2002 with early application encouraged. The provisions of SFAS No. 145 preclude gains and losses on the extinguishment of debt from being classified as extraordinary unless the criteria outlined in APB No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. The Company has elected to adopt SFAS No. 145 early and as a result will no longer report the retirement of LYONs debt as extraordinary. Prior year LYONs losses on debt retirements of $1.3 million and $4.2 million, net of tax and minority interest for the three and six months ended, respectively, previously recorded as extraordinary items, have been reclassified as Other (expense), net in the Company’s statement of operations, to conform with SFAS No. 145.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company is currently reviewing the requirements of this new standard and has not yet determined the impact, if any, on the Company’s financial position or results of operations.

4.	Marketable Equity Securities

Marketable equity securities include the Company’s investments in equity securities, primarily Deutsche Telekom AG ordinary shares, Vodafone AirTouch plc American Depository Receipts, Rural Cellular Corporation preferred and common shares and Verisign, Inc. common shares. These securities are classified as available-for-sale and stated at fair market value.

Information regarding the Company's marketable equity securities is summarized below.
                                                        June 30,    December 31,
                                                          2002          2001
                                                      -----------   -----------
                                                         (Dollars in thousands)
Available-for-sale marketable equity securities
  Aggregate fair value                                $ 1,490,484   $ 2,700,230
  Accounting cost basis*                                1,546,404     3,303,106
                                                      -----------   -----------
  Gross holding losses                                    (55,920)     (602,876)
  Tax effect                                               22,119       236,331
                                                      -----------   -----------
  Unrealized holding losses, net of tax               $   (33,801)  $  (366,545)
                                                      ===========   ===========
*The accounting cost basis of the marketable equity securities was reduced by the other than temporary loss of $1,756,526 recognized in the first six months of 2002.

31
5.	Investment in Goodwill

The Company has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. U.S. Cellular’s goodwill is related to various acquisitions structured to be tax-free. No deferred taxes have been provided on this goodwill. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, and no longer amortizes license costs and goodwill. Pursuant to SFAS No. 142, the Company assessed its recorded balances of cellular license costs and goodwill for potential impairment in the first quarter of 2002. No impairment charge was required as of January 1, 2002. The changes in the carrying amount of goodwill for the three and six months ended June 30, 2002 and 2001, were as follows.

                                            TDS Telecom
                                             --------------------
(Dollars in thousands)            US Cellular   ILEC       CLEC      Other(1)   Total
                                  ---------  ---------  ---------  ---------  ---------
Beginning Balance April 1, 2002   $ 473,975  $ 332,904  $  29,440  $  34,538  $ 870,857
Net additions                            --     41,349         --         --     41,349
                                  ---------  ---------  ---------  ---------  ---------
Ending Balance June 30, 2002      $ 473,975  $ 374,253  $  29,440  $  34,538  $ 912,206
                                  =========  =========  =========  =========  =========

Beginning Balance April 1, 2001   $ 450,553  $ 208,717  $   7,380  $  35,343  $ 701,993
Net additions                        33,854         29         --         --     33,883
Amortization                         (3,493)    (1,661)       (56)      (268)    (5,478)
                                  ---------  ---------  ---------  ---------  ---------
Ending Balance June 30, 2001      $ 480,914  $ 207,085  $   7,324  $  35,075  $ 730,398
                                  =========  =========  =========  =========  =========

                                                 TDS Telecom
                                             --------------------
(Dollars in thousands)            US Cellular   ILEC       CLEC      Other(1)   Total
                                  ---------  ---------  ---------  ---------  ---------
Beginning Balance January 1, 2002 $ 473,975  $ 332,848  $  29,440  $  34,538  $ 870,801
Net additions                            --     41,405         --         --     41,405
                                  ---------  ---------  ---------  ---------  ---------
Ending Balance June 30, 2002      $ 473,975  $ 374,253  $  29,440  $  34,538  $ 912,206
                                  =========  =========  =========  =========  =========

Beginning Balance January 1, 2001 $ 400,967  $ 210,320  $   7,436  $  35,612  $ 654,335
Net additions                        86,209         91         --         --     86,300
Amortization                         (6,262)    (3,326)      (112)      (537)   (10,237)
                                  ---------  ---------  ---------  ---------  ---------
Ending Balance June 30, 2001      $ 480,914  $ 207,085  $   7,324  $  35,075  $ 730,398
                                  =========  =========  =========  =========  =========
(1)Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary.

The Company's investment in unconsolidated entities also included goodwill of $66.6 million at June 30, 2002 and December 31, 2001.
32
Net income adjusted to exclude license and goodwill amortization expense, net of tax, recorded in the three and six months ended June 30, 2002 and 2001 is summarized below.
                                   Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                     --------------------   --------------------
                                         2002       2001       2002       2001

                                (Dollars in thousands, except per share amounts)

Net Loss                             $(952,381) $(339,717) $(938,784) $(311,483)
Amortization, net of tax
   and minority interest effect of:
      License costs                         --      1,868         --      7,006
      Goodwill                              --      5,053         --      6,208
      Goodwill for equity
        Method investments                  --        380         --        711
                                     ---------  ---------  ---------  ---------
Adjusted Net Income                  $(952,381) $(332,416) $(938,784) $(297,558)
                                     =========  =========  =========  =========

Basic earnings per share:
  Net Loss                           $ (16.24)  $  (5.79)  $(16.02)   $   (5.31)
  Amortization, net of tax
     and minority interest                 --         .12       --          .24
                                     ---------  ---------  ---------  ---------
  Adjusted Earnings per Share        $ (16.24)  $  (5.67)  $(16.02)   $   (5.07)
                                     =========  =========  =========  =========

Diluted Earnings Per Share:

  Net Loss                            $(16.24)  $   (5.79)  $ (16.02)   $  (5.31)
  Amortization, net of tax
     and minority interest                 --         .12         --         .24
                                     ---------  ---------   ---------   --------
  Adjusted Earnings per Share        $ (16.24)  $   (5.67)  $ (16.02)   $  (5.07)
                                     =========  =========   =========   ========
6.	Variable Prepaid Forward

Forward contracts for forecasted transactions and hedged items are designated as cash flow or fair value hedges and recorded as assets or liabilities on the balance sheet at their fair value. The fair value of the financial instruments is generally determined by using the Black-Scholes model. For contracts designated as cash flow hedges, changes in the contract’s fair value are recognized in accumulated other comprehensive income until they are recognized in earnings at the time the forecasted transaction occurs. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at that time. No components of the contracts are excluded in the measurement of hedge effectiveness for cash flow hedges. The critical terms of the variable prepaid forward contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the variable prepaid forward contracts are anticipated to be effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings for the six months ended June 30, 2002.

For contracts designated as fair value hedges, effectiveness is assessed based upon the intrinsic value of the underlying options. Changes in the intrinsic value of the options are expected to be perfectly effective at offsetting changes in the fair value of the hedged item. Changes in the time value of the options are excluded from the effectiveness assessment and are recognized in earnings each period. A loss of $0.4 million that related to ineffectiveness of the fair value hedge was recognized in earnings for the six months ended June 30, 2002.

33
The unrealized gain on all variable prepaid forward contracts totaling $12.4 million, net of taxes, was included as a separate component of accumulated other comprehensive income in 2002.

In May 2002, TDS entered into a prepaid forward contract to sell up to 2,361,333 VeriSign shares for aggregate proceeds of $18.9 million. The contract matures in May 2007 and, at TDS’s option, can be settled by TDS delivering its VeriSign shares or cash. The principal amount of the contract at maturity is $20,819,165. There are no payments of interest during the contract period. The effective interest rate on the contract is 5.1%.

The contract “collars” or limits TDS’s exposure to movements in the price of the VeriSign shares. TDS will account for the collar as a fair value hedge because the transaction was a net written option. The net premium received on the collar totaled $2.7 million. The gain or loss on a derivative designated and qualifying as a fair value hedge is reported in current earnings along with the offsetting loss or gain on the hedged item. This gain or loss will be reported as a component of “Investment and Other Income (Expense)” in the Consolidated Statement of Operations.

U.S. Cellular entered into prepaid forward contracts with four financial institutions to sell Vodafone stock totaling 10,245,370 ADRs for aggregate proceeds of $159.9 million. The contracts mature in May 2007 and, at U.S. Cellular’s option, may be settled in stock or cash. There was no net premium received on these contracts because they were zero cost collars. The contracts payable bear interest (payable quarterly) at LIBOR plus 0.5%. The contracts “collar” or limit U.S. Cellular’s exposure to movements in the price of Vodafone ADRs. U.S. Cellular will account for these collars as cash flow hedges.

At June 30, 2002, the Company recorded derivative assets aggregating $17.8 million because the share price was below the floor for all the contracts. The risk associated with these transactions is the cost of replacing the agreements, at current market rates, in the event of default by the counterparties. Management believes the risk of incurring such losses is remote. The derivative assets are reported in the balance sheet caption “Other Assets and Deferred Charges.”

7.	U.S. Cellular 2002 Revolving Credit Faciltiy

U.S. Cellular has obtained a five-year credit facility, amended in July 2002 to provide up to $325 million in financing (“2002 Revolving Credit Facility”), which may be used to finance the purchase of PrimeCo and for other purposes. U.S. Cellular’s 2002 Revolving Credit Facility permits revolving loans on terms and conditions substantially similar to U.S. Cellular’s existing $500 million 1997 Revolving Credit Facility, except for the interest rate and certain additional provisions. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular’s credit rating. Based on its current credit rating, the margin percentage is 55 basis points (for a rate of 2.39% as of June 30, 2002). Also, U.S. Cellular needs to comply with certain financial covenants. The covenants include limitations on the ratios of funded debt to capitalization, earnings before interest, taxes depreciation and amortization (“EBITDA”) to interest expense, and funded debt to EBITDA. The 2002 Revolving Credit Facility places other requirements on U.S. Cellular, including the sale or placement of at least $175 million of debt securities on terms reasonably satisfactory to the lenders.

34
8.	Common Stockholders' Equity

The TDS Board of Directors authorized the repurchase of up to 4.0 million TDS Common Shares in 2000. As of June 30, 2002, TDS has repurchased 2,991,000 common shares. The Company repurchased 110,000 shares in the first six months of 2001. No shares have been repurchased in 2002.

9.	Other Comprehensive Income (Loss)

The Company’s Comprehensive Income (Loss) includes Net Income and Unrealized Gains (Losses) from Marketable Equity Securities that are classified as “available-for-sale” and derivative instruments. The following tables summarize the Company’s Comprehensive Income (Loss).

                                                         Six Months Ended
                                                                  June 30,
                                                       -------------------------
                                                           2002        2001
                                                       -----------  -----------
                                                         (Dollars in thousands)
Accumulated Other Comprehensive Income (Loss)

  Balance, beginning of period                         $  (352,120) $  (178,344)
                                                       -----------  -----------
  Add (Deduct):
    Net unrealized gains (losses) on
      marketable equity securities                      (1,209,570)    (214,708)
    Unrealized gain on derivatives instruments              17,826           --
    Income tax effect                                      466,630       93,917
                                                       -----------  -----------
                                                          (725,114)    (120,791)
    Equity method unrealized gains                             218           --
    Minority share of unrealized (gains) losses             12,203       14,205
                                                       -----------  -----------
    Net unrealized gains (losses)                         (712,693)    (106,586)
                                                       -----------  -----------
  Deduct (Add):
   Recognized loss                                      (1,756,526)    (644,929)
   Income tax effect                                       686,223      259,707
    Minority share of loss                                  25,900           --
                                                       -----------  -----------
                                                        (1,044,403)    (385,222)
                                                       -----------  -----------
  Net change in unrealized gains (losses) included
    In comprehensive income                                331,710      278,636
                                                       -----------  -----------

    Balance, end of period                             $   (20,410) $   100,292
                                                       ===========  ===========

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                     --------------------   -------------------
                                        2002       2001      2002       2001
                                     ------------------------------------------
Comprehensive Income (Loss)                     (Dollars in thousands)

 Net (Loss)                          $(952,381) $(339,717) $(938,784) $(311,483)
 Net change in unrealized gains
   (losses) on marketable equity
   securities and
   derivative instruments              551,035    504,994    331,710    278,636
                                     ---------  ---------  ---------  ---------
Comprehensive Income (Loss)          $(401,346) $ 165,277  $(607,074) $ (32,847)
                                     =========  =========  =========  =========

35
10.	Earnings Per Share

The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows. Basic and diluted earnings per share are the same for the three and six months ended June 30, 2002 and 2001 because of the net loss.

                                       Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                     ---------------------- --------------------
                                        2002       2001      2002       2001

                                    (Dollars in thousands, except per share amounts)

Net loss                               $(952,381) $(339,717) $(938,784) $(311,483)
Less:  Preferred Dividends                  (106)      (115)      (218)      (233)
                                       ---------  ---------  ---------  ---------
Net loss Available to Common Used
  Basic and Diluted Earnings per Share $(952,487) $(339,832) $(939,002) $(311,716)
                                       =========  =========  =========  =========
Weighted Average Number of
  Common Shares Used in Basic and
  Diluted Earnings per Share              58,639     58,653     58,619     58,685
                                       =========  =========  =========  =========
Basic and Diluted Earnings per
  Common Share                         $  (16.24) $   (5.79) $  (16.02) $   (5.31)
                                       =========  =========  =========  =========
11.	Loss on Marketable Securities and Other Investments

(Loss) on marketable securities and other investments in 2002 reflects an “other than temporary ” investment loss of $1,756.5 million ($1,044.4 million, net of tax and minority interest) on the Company’s marketable securities. The adjusted cost basis of the Company’s marketable securities was written down to market value upon determining that the unrealized losses on the securities were other than temporary.

In May 2001, the Company realized a loss of $644.9 million ($385.2 million, net of tax) as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG. The loss was due to the decline in the market price of VoiceStream common stock between the time that the Company acquired the stock on May 4, 2000 and the closing date on May 31, 2001.

36
12.	Supplemental Cash Flow Information

Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less.

TDS acquired a telephone company and three PCS licenses during the first six months of 2002, and a cellular market and interests in six PCS licenses in 2001. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed.

                                                            Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2002          2001
                                                          --------     --------
                                                          (Dollars in thousands)
Property, plant and equipment                              $ 18,958     $  2,570
Cellular licenses                                            18,010       95,880
Goodwill                                                     40,750           --
Long-term debt                                               (9,178)          --
Deferred credits                                                (17)          --
Other assets and liabilities, excluding cash
   and cash equivalents                                       5,199           --
                                                           --------     --------
Decrease in cash due to acquisitions                       $ 73,722     $ 98,450
                                                           ========     ========

The following table summarizes interest and income taxes paid.

                                                            Six Months Ended
                                                                 June 30,
                                                       ------------------------
                                                        2002              2001
                                                       ------             -----
                                                          (Dollars in thousands)
Interest Paid                                          $48,487           $49,424

Income Taxes Paid                                      $12,980           $38,298
13.	Discontinued Operations

On May 4, 2000, Aerial Communications Inc., TDS’s then 80%-owned personal communication services company, merged with VoiceStream Wireless. In 2001, the Company established a $24.1 million liability for adjustments to estimates used during the closing in the calculation of income and other tax liabilities. Certain liabilities associated with this settlement remain on the balance sheet as of June 30, 2002 and are included in accounts payable ($6.0 million), other current liabilities ($11.6 million) and deferred liabilities and credits ($6.4 million).

14.	Subsequent Events

Acquisition of Chicago 20 MHz:

On August 7, 2002, U.S. Cellular completed the acquisition of all of the equity interest in Chicago 20 MHz, LLC (“Chicago 20 MHz”), including the assets and certain liabilities of Chicago 20 MHz, from PrimeCo Wireless Communications LLC (“PrimeCo”). Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS

37
license in the Chicago MTA (excluding Kenosha County, Wis.) covering 13.2 million population equivalents (POPs). The purchase price was approximately $610 million subject to certain working capital and other adjustments at closing. U.S. Cellular financed the purchase using its revolving lines of credit, $175 million in 30 year notes purchased by PrimeCo and a $105 million loan from TDS In May, U.S. Cellular raised approximately $160 million in cash when it entered into variable prepaid forward contracts related to its Vodafone ADRs; the proceeds from these contracts were initially used to pay down balances outstanding under the U.S. Cellular revolving credit facility.

Monetization of Marketable Securities

In July and through August 12th of 2002, TDS entered into variable prepaid forward contracts with multiple parties relating to 20,028,673 Deutsche Telekom AG ordinary shares or approximately 15% of the shares owned by TDS. Each contract provides a collar to the stock price for five years and, taken together, the contracts will allow TDS to borrow approximately $230 million against the stock. The collars limit TDS’s exposure to movement in the Deutsche Telekom stock price through the use of put options and call options. The collars limit TDS’s downside risk to an average of $11.57 per share and limit the upside potential to an average of $13.88 per share. During the period of the contracts, TDS will continue to receive dividends paid by Deutsche Telekom on such contracted shares. These contracts will be accounted for as cash flow hedges. At the expiration of the contracts, TDS may settle the contracts by delivering cash or Deutsche Telekom shares. TDS may enter into further contracts depending on market conditions and other factors.
38
15.	Business Segment Information

Financial data for the Company's business segments for each of the six-month periods ended or at June 30, 2002 and 2001 are as follows:

Three Months Ended or at
   June 30, 2002                                      TDS Telecom
-----------------------                            -----------------
       (Dollars in thousands)        U.S. Cellular   ILEC       CLEC   All Other(1)   Total
                                       ---------   -------     ------  -----------    -------

Operating revenues                      527,710    155,051     41,763        (710)    723,814
Operating cash flow(2)                  176,458     71,203     (9,957)         --     237,704
Depreciation and amortization
  Expense(3)                             76,409     32,047      7,180          --     115,636
Operating income (loss)                 100,049     39,156    (17,137)         --     122,068
Significant noncash items:
  Investment income, net                  7,298        375         --          89       7,762
  Gain (loss) on marketable
    Securities and other investments         --         --         --  (1,719,126) (1,719,126)
Marketable securities                   140,235         --         --   1,350,249   1,490,484
Total assets                          3,716,253  1,506,816    221,656   1,506,957   6,951,682
Investment in unconsolidated
  Entities                              170,929     48,931         --      25,197     245,057
Capital expenditures                    156,699     25,268     16,991          --     198,958

Three Months Ended or at
   June 30, 2001                                      TDS Telecom
-----------------------                            -----------------
       (Dollars in thousands)        U.S. Cellular   ILEC       CLEC   All Other(1)   Total
                                       ---------   -------     ------  -----------    -------
Operating revenues                      475,289    138,716     28,632        (336)    642,301
Operating cash flow(2)                  166,634     69,729     (4,813)         --     231,550
Depreciation and amortization
  Expense(3)                             73,008     32,572      3,727          --     109,307
Operating income (loss)                  93,626     37,157     (8,540)         --     122,243
Significant noncash items:
  Investment income, net                  9,923        211         --          76      10,210
  Gain (loss) on marketable
    Securities and other investments         --         --         --    (644,929)   (644,929)
Marketable securities                   246,609         --         --   3,090,557   3,337,166
Total assets                          3,446,185  1,256,828    174,083   3,213,699   8,090,795
Investment in unconsolidated
  entities                              152,879     24,900         --      19,510     197,289
Capital expenditures                    131,722     22,932     37,980          --     192,634
39
Six Months Ended or at
   June 30, 2002                                      TDS Telecom
-----------------------                            -----------------
       (Dollars in thousands)        U.S. Cellular   ILEC       CLEC   All Other(1)   Total
                                       ---------   -------     ------  -----------    -------
Operating revenues                    1,006,130    304,572     79,516      (1,207)  1,398,011
Operating cash flow(2)                  328,056    144,175    (18,090)         --     454,141
Depreciation and amortization
  expense(3)                            149,161     64,502     13,872          --     227,535
Operating income (loss)                 178,895     79,673    (31,962)         --     226,606
Significant noncash items:
  Investment income, net                 17,766        611         --         430      18,807
  Gain (loss) on marketable
    securities and other investments         --         --         --  (1,756,526) (1,756,526)
Marketable securities                   140,235         --         --   1,350,249   1,490,484
Total assets                          3,716,253  1,506,816    221,656   1,506,957   6,951,682
Investment in unconsolidated
  entities                              170,929     48,931         --      25,197     245,057
Capital expenditures                    256,773     44,462     26,051          --     327,286

Six Months Ended or at
   June 30, 2001                                      TDS Telecom
-----------------------                            -----------------
       (Dollars in thousands)        U.S. Cellular   ILEC       CLEC   All Other(1)   Total
                                       ---------   -------     ------  -----------    -------
Operating revenues                      915,058    273,161     55,247        (796)  1,242,670
Operating cash flow(2)                  296,456    139,910     (7,389)         --     428,977
Depreciation and amortization
  expense(3)                            144,347     64,972      6,925          --     216,244
Operating income (loss)                 152,109     74,938    (14,314)         --     212,733
Significant noncash items:
  Investment income, net                 16,628        357         --         190      17,175
  Gain (loss) on marketable
    securities and other investments         --         --         --    (644,929)   (644,929)
Marketable securities                   246,609         --         --   3,090,557   3,337,166
Total assets                          3,446,185  1,256,828    174,083   3,213,699   8,090,795
Investment in unconsolidated
  Entities                              152,879     24,900         --      19,510     197,289
Capital expenditures                    252,132     35,778     56,068          --     343,978

(1) Consists of the TDS Corporate operations, TDS Telecom intercompany eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.
(2) Operating cash flow is operating income plus depreciation and amortization.
(3)Depreciation and amortization for the three months ended June 30, 2001, includes license cost and goodwill amortization expense of $8.8 million for U.S. Cellular, $1.6 million for the ILEC and $56,000 for the CLEC. Depreciation and amortization for the six months ended June 30, 2001, includes license cost and goodwill amortization expense of $18.0 million for U.S. Cellular, $3.3 million for the ILEC and $112,000 for the CLEC. The three and six months ended June 30, 2002 do not include amortization of license costs or goodwill in accordance with SFAS No. 142.

40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of TDS.

Item 4. Submission of Matters to a Vote of Security-Holders.

At the Annual Meeting of Shareholders of TDS, held on May 23, 2002, the following number of votes were cast for the matters indicated:

1. a. For the election of three Class III Directors of the Company by the holders of Series A Common and Preferred Shares:

                                                                 Broker
                Nominee               For         Withhold      Non-vote
                -------               ---         --------      --------
    LeRoy T. Carlson              66,088,908        -0-           -0-
    Walter C.D. Carlson           66,088,908        -0-           -0-
    Dr. Letitia G.C. Carlson      66,088,908        -0-           -0-

   b. For the election of one Class III Director of the Company by the Common Holders:

                                                                 Broker
                Nominee               For          Withhold     Non-vote
                -------               ---          --------     --------
    Herbert S. Wander              45,554,645      747,457        -0-

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 4.1 - Revolving Credit Agreement dated as of June 26, 2002 among United States Cellular Corporation, the lenders named therein, Toronto Dominion (Texas), Inc., Wachovia Bank, N.A., Citibank, N.A. and LaSalle Bank N.A., is hereby incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarter ended June 30, 2002 of United States Cellular Corporation.

Exhibit 4.2 – Notice of Increase in Total Commitment under the Revolving Credit Agreement dated as of June 26, 2002, is hereby incorporated by reference to Exhibit 4.2 to the Form 10-Q for the quarter ended June 30, 2002 of United States Cellular Corporation.

Exhibit 4.3 – First Supplemental Indenture of United States Cellular Corporation dated August 7, 2002 relating to its 9% Series A Notes due 2032, is hereby incorporated by reference to Exhibit 4.3 to the Form 10-Q for the quarter ended June 30, 2002 of United States Cellular Corporation.

41
Exhibit 4.4 – Note Purchase Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC, is hereby incorporated by reference to Exhibit 4.4 to the Form 10-Q for the quarter ended June 30, 2002 of United States Cellular Corporation.

Exhibit 4.5 – Registration Rights Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC, is hereby incorporated by reference to Exhibit 4.5 to the Form 10-Q for the quarter ended June 30, 2002 of United States Cellular Corporation.

Exhibit 4.6 – Note Purchase Agreement between United States Cellular Corporation and Telephone and Data Systems, Inc., is hereby incorporated by reference to Exhibit 4.6 to the Form 10-Q for the quarter ended June 30, 2002 of United States Cellular Corporation.

Exhibit 4.7 – Subordination Agreement dated as of June 26, 2002 among Telephone and Data Systems, Inc., United States Cellular Corporation and Toronto Dominion (Texas), Inc. is hereby incorporated by reference to Exhibit 4.7 to the Form 10-Q for the quarter ended June 30, 2002 of United States Cellular Corporation.

Exhibit 4.8 - Second Supplemental Indenture dated May 31, 2002, by and between Telephone and Data Systems, Inc. and BNY Midwest Trust Company.

Exhibit 10.1 – Amended and Restated CDMA Master Supply Agreement between United States Cellular Corporation and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2002 of United States Cellular Corporation.

Exhibit 11 – Computation of earnings per common share is included herein as footnote 10 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 99.1 - Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.2 - Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.3 – Press release dated August 7, 2002, announcing the completion of the purchase of all of the equity interests in Chicago 20MHz from PrimeCo.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2002:

The Company filed a Current Report on Form 8-K, dated May 23, 2002, for the purpose of announcing the dismissal of Arthur Andersen LLP as TDS’s independent auditors and the engagement of PricewaterhouseCoopers LLP as its new independent auditors.

The Company filed a Current Report on Form 8-K, dated June 12, 2002, for the purpose of announcing that it was recognizing an other than temporary investment loss on its marketable securities.

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	August 12, 2002	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	August 12, 2002	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	August 12, 2002	/s/ D. Michael Jack

D. Michael Jack,
Vice President and Controller
(Principal Accounting Officer)

Signature page for the TDS 2002 Second Quarter Form 10-Q