Form 10-Q
period 2002-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2002-11-13
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 001-14157
TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
                                                               Yes ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002

Common Shares, $.01 par value Series A Common Shares, $.01 par value	52,062,822 Shares 6,613,884 Shares

TELEPHONE AND DATA SYSTEMS, INC. 3rd QUARTER REPORT ON FORM 10-Q INDEX
Page No.
Part I. Financial Information

Management's Discussion and Analysis
Results of Operations
Nine Months Ended September 30, 2002 and 2001	2-5
U.S. Cellular Operations	6-10
TDS Telecom Operations	11-13
Three Months Ended September 30, 2002 and 2001	14-15
Recent Accounting Pronouncements	16
Financial Resources	17-18
Liquidity	18-22
Market Risk	22-23
Application of Critical Accounting Policies	23-27
Certain Relationships and Related Transactions	28
Safe Harbor Cautionary Statement	28-29

Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2002 and 2001	30

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2002 and 2001	31

Consolidated Balance Sheets -
September 30, 2002 and December 31, 2001	32-33

Notes to Consolidated Financial Statements	34-45

Controls and Procedures	46

Part II. Other Information	47

Signatures	48

PART I. FINANCIAL INFORMATION
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Telephone and Data Systems, Inc. (“TDS” or the “Company”) is a diversified telecommunications company, providing high-quality telecommunications services to over 4.9 million wireless telephone and wireline telephone customer units. TDS’s business development strategy is to expand its existing operations through internal growth and acquisitions, and to explore and develop telecommunications businesses that management believes utilize TDS’s expertise in providing customer focused telecommunications services. The Company conducts substantially all of its wireless telephone operations through its 82.2%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

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

Acquisition of Chicago 20MHz

On August 7, 2002, U.S. Cellular completed the acquisition of all of the equity interest in Chicago 20MHz, LLC (“Chicago 20MHz”), including the assets and certain liabilities of Chicago 20MHz, from PrimeCo Wireless Communications LLC (“PrimeCo”). Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). The purchase price was approximately $607 million subject to certain working capital and other adjustments. The financial statements include the assets and liabilities of Chicago 20MHz and the results of operations since August 7, 2002. See U.S. Cellular Operations – Acquisition of Chicago 20MHz.

RESULTS OF OPERATIONS

Nine Months Ended 9/30/02 Compared to Nine Months Ended 9/30/01

Operating Revenues increased 14% ($273.2 million) during the first nine months of 2002 primarily as a result of a 17% increase in customer units served from internal growth and acquisitions. U.S. Cellular’s operating revenues increased 13% ($187.6 million) as customer units served increased by 564,000 or 17%, since September 30, 2001, to 3,943,000. The acquisition of Chicago 20MHz increased customer units by 305,000 and revenues by $28.2 million. TDS Telecom operating revenues increased 17% ($85.6 million) as equivalent access lines increased by 144,800, or 17%, since September 30, 2001, to 987,500 through internal growth (117,000) and acquisitions (27,800). Growth in the competitive local exchange operations increased revenue by $40.1 million, and the effect of acquisitions in 2002 and 2001 increased revenue by $32.7 million.

Operating Expenses rose 18% ($281.6 million) in the first nine months of 2002 reflecting growth in operations. U.S. Cellular’s operating expenses increased 16% ($188.8 million). The acquisition of Chicago 20MHz increased operating expenses by $33.6 million. TDS Telecom’s expenses increased 22% ($92.8 million).

Operating Income decreased 3% ($8.3 million) to $322.8 million in the first nine months of 2002 from $331.2 million in 2001. TDS adopted Statement of Financial Accounting Standards

("SFAS") No. 142 effective January 1, 2002, and ceased the amortization of license costs and goodwill on that date. TDS also determined that no impairment charge was required upon the completion of the initial impairment review required by SFAS No. 142. For the nine months ended September 30, 2001, amortization of license costs and goodwill included in U.S. Cellular's and TDS Telecom's depreciation and amortization captions totaled $27.1 million and $5.1 million, respectively. Excluding license cost and goodwill amortization in 2001, operating income decreased 11% ($40.5 million). The decline in operating income reflects increased bad debts expense as a result of the WorldCom and Global Crossing bankruptcies ($10.7 million), increased bad debts on customer receivables ($18.1 million), and a write-off of certain analog radio equipment ($15.0 million).

U.S. Cellular's operating income decreased 1% ($1.2 million) in the first nine months of 2002. Excluding license cost and goodwill amortization in 2001, U.S. Cellular's operating income decreased 10% ($28.3 million) to $243.6 million in the first nine months of 2002 from $271.9 million in 2001 and its operating income margin, as a percentage of service revenues, decreased to 16.0% in 2002 from 19.9% in 2001. The decrease in U.S. Cellular's operating income was primarily due to increased bad debts ($18.1 million) and the additional depreciation expense recorded to write-off certain analog radio equipment ($15.0 million). The Chicago 20MHz acquisition contributed an operating loss of $5.3 million in 2002.

TDS Telecom’s operating income decreased 8% ($7.1 million) in the first nine months of 2002. Excluding license cost and goodwill amortization in 2001, TDS Telecom’s operating income decreased 13% ($12.2 million) to $79.2 million in the first nine months of 2002 from $91.4 million in 2001 and its operating margin declined to 13.5% in 2002 from 18.2% in 2001. The decrease in TDS Telecom’s operating income and margin was primarily due to increased reserves for uncollectible receivables related to the WorldCom and Global Crossing bankruptcy filings ($10.7 million) and increased operating losses from expanding the competitive local exchange business ($17.3 million).

Investment and Other Income (Expense) totaled $(1,759.5) million in 2002 and $(596.8) million in 2001.

Dividend and interest income increased $40.3 million to $52.4 million in the first nine months of 2002. The increase primarily relates to a $45.3 million dividend the Company recorded on its investment in Deutsche Telekom, offset somewhat by a $6.8 million reduction in interest income. This year is the first year that TDS has been a record holder on Deutsche Telekom’s annual dividend declaration date.

(Loss) on marketable securities and other investments totaled $(1,846.6) million in the first nine months of 2002 and $(644.9) million in the first nine months of 2001. Management determined that the decline in value of marketable securities relative to its cost basis was other than temporary in 2002 and charged a $1,756.5 million loss to the statement of operations. The loss primarily includes a loss of $1,363.3 million recognized by TDS on its investment in Deutsche Telekom ordinary shares and a loss of $308.1 million on the investment in Vodafone AirTouch plc American Depository Receipts ("ADRs").

TDS has notes receivable from Airadigm Communications, Inc. and Kington Management Corporation aggregating $100.6 million relating to the funding of Airadigm’s operations and the purchase by Kington of certain of U.S. Cellular’s minority interests in 2000. The values of the notes are directly related to the values of certain assets and contractual rights of Airadigm and the value of the minority cellular market interests. As a result of changes in business strategies and other events, a review of the Airadigm business plan and a review of the fair market value analysis of the cellular markets, including third party fair value analysis, management concluded that the notes receivable are impaired. Accordingly TDS established a valuation allowance to reduce the notes receivable by $90.1 million in the third quarter of 2002.

In May 2001, TDS realized a pre-tax loss of $644.9 million as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG. The loss was due to the decline in the market price of VoiceStream common stock between the time that TDS acquired the stock on May 4, 2000 and the merger on May 31, 2001.

Investment Income, net, decreased $5.7 million to $32.1 million in the first nine months of 2002. Investment income represents the Company’s share of income in unconsolidated entities in which the Company has a minority interest and follows the equity method of accounting.

TDS adopted SFAS No. 145 in the second quarter of 2002. TDS no longer reports gains and losses from the extinguishment of debt as an extraordinary item. U.S. Cellular reported the conversion of liquid yield option notes (“LYONs”) for cash as extraordinary losses in 2001. Losses on extinguishment of debt, net of minority interest, totaling $5.7 million, or $0.10 per diluted share, reported as an extraordinary loss in 2001, have been reclassified into other (expense), net and minority interest.

Interest Expense increased 19% ($14.6 million) in the first nine months of 2002. The increase in interest expense is primarily due to the issuance of $500 million of 7.6% Series A Notes in December 2001 ($28.5 million) offset by a decrease in average short-term debt balances and related interest expense ($11.0 million), a $116.5 million reduction in medium-term notes ($6.3 million), and a reduction in LYONs interest expense ($1.0 million). Interest expense in 2002 also includes $2.0 million related to variable prepaid forward contracts (“forward contracts”) and $2.4 million related to the 30-year, 9% Series A Notes issued by U.S. Cellular in conjunction with the acquisition of Chicago 20MHz. See Note 6 - Derivatives and Note 8 - Long-term Debt, for an explanation of the forward contracts.

Income Tax Expense (Benefit) totaled $(588.3) million in 2002, a change of $455.0 million from $(133.3) million in 2001. A tax benefit of $718.8 million was recognized in 2002 related to the other than temporary loss on marketable securities and other investments. A tax benefit of $259.7 million was recognized in 2001 related to the loss on the VoiceStream/Deutsche Telekom merger. The effective tax (benefit) rate was (38.0)% in 2002 and (36.9)% in 2001. The effective tax rate excluding the effects of loss on marketable securities and other investments was 43.6% in 2002 and 44.6% in 2001.

Minority Share of (Income) Loss includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. U.S. Cellular’s minority public shareholders’ share of income in 2002 was reduced by $29.8 million due to U.S. Cellular’s loss on marketable securities and other investments in 2002.

                                                 Nine Months Ended
                                                   September 30,
                                                --------------------
                                                  2002        2001       Change
                                                --------    --------    --------
                                                      (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Public Shareholders'               $  5,890    $(25,301)   $ 31,191
    Minority Shareholders' or Partners'           (5,013)     (6,161)      1,148
                                                --------    --------    --------
                                                     877     (31,462)     32,339
  Other                                              (22)        (93)         71
                                                --------    --------    --------
                                                $    855    $(31,555)   $ 32,410
                                                ========    ========    ========

Net Income (Loss) Available to Common totaled $(958.6) million, or $(16.35) per diluted share, in the first nine months of 2002, compared to $(260.3) million, or $(4.44) per diluted share, in the first nine months of 2001. Net income (loss) available to common includes significant losses from marketable securities and other investments as well as certain other income and expense items affecting the comparability of operating results. Income from operations, excluding the Deutsche Telekom dividend recorded in 2002, losses on marketable securities and other investments, amortization of license costs and goodwill in 2001, and losses on conversions of LYONs, was $111.7 million, or $1.89 per diluted share in 2002 compared to $152.4 million, or $2.59 per diluted share in 2001. The decline is primarily due to additional operating losses from the developing CLEC business, additional bad debt expense from WorldCom and Global Crossing bankruptcies as well as an increase in bad debts on customer receivables, an increase in depreciation expense relating to the write-off of certain analog radio equipment and an increase in interest expense. A summary of net income (loss) available to common and diluted earnings per share is shown below.

                                                         Nine Months Ended
                                                           September 30,
                                                           -------------
                                                       2002            2001
                                                   -----------      -----------
                                                       (Dollars in thousands,
                                                      except per share amounts)
Net Income (Loss) from:
  Operations                                       $   111,681      $   152,374
  Deutsche Telekom dividend                             27,659               --
  Loss on marketable securities and
     other investments                              (1,097,958)        (385,223)
  License and goodwill amortization                         --          (21,786)
  Loss on conversion of LYONs                               --           (5,697)
                                                   -----------      -----------
                                                   $  (958,618)     $  (260,332)
                                                   ===========      ===========

Diluted Earnings Per Share from:
  Operations                                       $      1.89      $      2.59
  Deutsche Telekom dividend                                .47               --
  Loss on marketable securities and
     other investments                                  (18.71)           (6.56)
  License and goodwill amortization                         --             (.37)
  Loss on conversion of LYONs                               --             (.10)
                                                   -----------      -----------
                                                   $    (16.35)     $     (4.44)
                                                   ===========      ===========

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation ("U.S. Cellular"), an 82.2%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. The number of customer units served increased by 564,000, or 17%, since September 30, 2001, to 3,943,000. The Chicago 20MHz acquisition increased customer units by 305,000 in the third quarter of 2002.

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     --------------------- ---------------------
                                        2002       2001       2002       2001
                                     ---------- ---------- ---------- ----------
                                                (Dollars in thousands)
Operating Revenue
  Retail service                     $  443,290 $  360,689 $1,217,387 $1,044,876
  Inbound roaming                        74,243     77,790    190,910    209,144
  Long-distance and other                43,707     40,839    115,209    110,419
                                     ---------- ---------- ---------- ----------
    Service Revenue                     561,240    479,318  1,523,506  1,364,439
  Equipment Sales                        36,331     21,706     80,195     51,643
                                     ---------- ---------- ---------- ----------
                                        597,571    501,024  1,603,701  1,416,082
                                     ---------- ---------- ---------- ----------
Operating Expenses
  System operations                     136,367    119,160    362,426    320,596
  Marketing and selling                 100,877     74,363    264,032    213,667
  Cost of equipment sold                 51,595     31,721    118,550     93,737
  General and administrative            141,161    105,817    363,066    321,663
  Depreciation                           93,355     61,520    228,289    174,437
  Amortization                            9,521     15,766     23,748     47,196
                                     ---------- ---------- ---------- ----------
                                        532,876    408,347  1,360,111  1,171,296
                                     ---------- ---------- ---------- ----------
Operating Income                         64,695     92,677    243,590    244,786
Add Amortization of goodwill
  and license costs                          --      9,126         --     27,144
                                     ---------- ---------- ---------- ----------
Operating Income,
  as adjusted                        $   64,695 $  101,803 $  243,590 $  271,930
                                     ========== ========== ========== ==========

Operating revenue increased 13% ($187.6 million) and service revenues increased 12% ($159.1 million) in the first nine months of 2002 due primarily to the increase in customer units. The Chicago 20MHz acquisition increased operating revenues by $28.2 million and total service revenues by $26.4 million. Total average monthly service revenue per customer increased slightly ($0.36) to $47.02 in the first nine months of 2002 from $46.66 in 2001. Total average monthly service revenue per customer, excluding the Chicago 20MHz customers, was $47.03 in 2002.

Retail service revenue (charges to U.S. Cellular's customers for local systems usage and usage of systems other than their local systems) increased 17% ($172.5 million) in the first nine months of 2002 due primarily to the 17% customer growth. The Chicago 20MHz acquisition added $25.3 million to retail service revenue. Average local minutes of use per retail customer increased to 280 in 2002 (274 excluding Chicago 20MHz) from 208 in 2001, while average local retail revenue per minute continued to decline in 2002. The increase in monthly local retail minutes of use was driven by U.S. Cellular's focus on designing incentive programs and rate plans to stimulate overall usage. Average monthly retail service revenue per customer, including the Chicago 20MHz customers, increased 5% ($1.84) to $37.57 in 2002 from $35.73 in 2001. Average monthly retail service revenue per customer excluding the Chicago 20MHz customers was $37.45 in 2002.

Inbound roaming revenue (charges to customers of other systems who use U.S. Cellular's wireless systems when roaming) decreased 9% ($18.2 million) in the first nine months of 2002. The decline in inbound roaming revenue in 2002 was a result of a decrease in revenue per roaming minute of use partially offset by an increase in roaming minutes used. Management anticipates that the rate of growth in inbound roaming minutes of use will be reduced due to newer customers roaming less than existing customers, reflecting further penetration of the consumer market. In addition, as wireless operators expand service in U.S. Cellular's markets, roaming partners could switch their business to these operators. It is also anticipated that average inbound revenue per minute of use will continue to decline, reflecting the general downward trend in negotiated rates.

Operating expenses increased 16% ($188.8 million) during the first nine months of 2002. The Chicago 20MHz acquisition increased operating expenses by $33.6 million. The remaining increase is primarily related to increased costs to provide service and expand the customer base, increased general and administrative expense, and increased depreciation.

System operations expenses (costs to provide service) increased 13% ($41.8 million) and represented 24% of service revenues in 2002 and 2001, respectively. System operations expenses include customer usage expenses and maintenance, utility and cell site expenses. This increase was primarily due to an increase in the cost of minutes used on the systems ($19.4 million), an increase in the cost of maintaining the network ($12.3 million), the acquisition of Chicago 20MHz ($5.4 million) and an increase in the costs associated with customer roaming on other companies systems ($4.7 million). Management expects system operations expenses to increase over the next few years, driven by increases in the number of cell sites and increase in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 3,750 at September 30, 2002 from 2,804 at September 30, 2001.

Management anticipates that the integration of Chicago 20MHz into its operations will result in an increase in minutes of use by U.S. Cellular's customers on its systems and a corresponding decrease in minutes of use by its customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular's per minute cost of usage in the future.

Costs to expand the customer base consist of marketing and selling expenses and the cost of equipment sold. These expenses, less equipment sales revenue, represent the cost to acquire a new customer. Cost per gross customer addition increased to $365 in 2002 ($363 excluding the effect of Chicago 20MHz) from $311 in 2001 primarily due to the increase in marketing and selling expenses. Gross customer activations were 829,000 (809,000 excluding Chicago 20MHz) in 2002 compared to 823,000 in 2001.

Marketing and selling expenses increased 24% ($50.4 million) in the first nine months of 2002. The increase in 2002 was primarily due to enhancements made to U.S. Cellular's merchandise management and telesales processes and the development of data services strategies ($18.6 million), commissions and related payments to U.S. Cellular personnel and third party agents ($9.7 million), increases in advertising costs related to certain pricing promotions implemented in the second quarter of 2002 ($7.2 million) and the acquisition of Chicago 20MHz ($6.9 million). Also, during the second half of 2001, the Company changed certain agent compensation plans to reduce the base commission payment and include future residual payments to agents. Such residual payments recognize the agent's role in providing ongoing customer support, promote agent loyalty and encourage agent sales to customers who are more likely to have greater usage and remain customers for a longer period of time. As a greater percentage of the Company's customer base becomes activated by agents receiving residual payments, it is possible that the Company's aggregate residual payments to agents may grow by a larger percentage than its customers.

Equipment sales revenue increased 55% ($28.6 million) in the first nine months of 2002 while cost of equipment sold increased 27% ($24.8 million). Chicago 20MHz contributed $1.8 million in equipment sales revenue and $3.8 million in cost of equipment sold. U.S. Cellular changed its method of distributing handsets to its agent channels in the second quarter of 2002. U.S. Cellular began selling handsets to its agents at a price approximately equal to its cost. Previously, the agents purchased handsets from third parties. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts.

General and administrative expenses increased 13% ($41.4 million) and represented 24% of service revenues in 2002 and 2001. The increase in administrative expenses reflects a $18.1 million increase in bad debt expense due to the downturn in the economy over the past 15 months and an increase of $6.1 million in customer retention expenses. In addition, customer service-related expenses increased as a result of the 17% growth in the customer base. Chicago 20MHz added $10.6 million to general and administrative expenses. Management anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets.

Depreciation expense increased 31% ($53.9 million) in 2002 primarily due to the increase in average fixed assets since September 30, 2001 and $4.8 million of depreciation expense related to Chicago 20MHz. In addition, depreciation expense increased $15.0 million in 2002 to reflect the write-off of certain analog radio equipment based on fixed asset inventory reviews performed in 2002. Increased fixed asset balances in 2002 resulted from the addition of new cell sites built to improve coverage and capacity in U.S. Cellular's markets, the addition of digital radio channels to the network to accommodate increased usage, upgrades to provide digital service in more service areas, the commencement of the migration to a single digital platform and investments in billing and office systems.

Amortization expense decreased 50% ($23.4 million) as a result of the implementation of SFAS No. 142. U.S. Cellular determined that licenses have indefinite lives and no longer amortizes the intangible asset. No impairment charge was required upon the completion of the initial impairment review. Amortization of license costs and goodwill totaled $27.1 million in 2001. Chicago 20 MHz added an additional $2.1 million to amortization expense.

Operating income decreased slightly ($1.2 million) to $243.6 million in the first nine months of 2002. Operating income, excluding license costs and goodwill amortization in 2001, decreased 10% ($28.3 million) in the first nine months of 2002. Operating margin, as a percent of service revenue, decreased to 16.0% in 2002 compared to 17.9% (19.9% excluding license cost and goodwill amortization) in 2001. The Chicago 20MHz market had an operating loss of $5.3 million in August and September of 2002. The decrease in operating income reflects increased marketing and selling expenses and depreciation offset somewhat by increases in revenue and the reduction in license cost and goodwill amortization.

U.S. Cellular expects each of the above factors to continue to have an effect on operating income and operating margins for the remainder of 2002. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular's operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

Related to U.S. Cellular's acquisition and subsequent transition of the Chicago 20MHz operations, including the recent brand launch, U.S. Cellular plans to incur additional expenses during the remainder of 2002 and in 2003 as it begins to compete in the Chicago market. All expense categories will be affected by the launch of the Chicago market, and there is no assurance that the expenses incurred will result in any increase in revenues over the launch period. As a result, U.S. Cellular's operating income and operating margins may decrease during the remainder of 2002 and during 2003.

Management expects service revenues to continue to grow during the remainder of 2002 and in 2003; however, management anticipates that average monthly service revenue per customer may decrease as retail service and inbound roaming revenue per minute of use decline. Management continues to believe seasonal trends exist in both service revenue, which tends to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter.

Competitors licensed to provide wireless services have initiated service in many of U.S. Cellular’s markets over the past several years. U.S. Cellular expects other wireless operators to continue deployment of their network throughout all of its service areas during 2002 and 2003. U.S. Cellular's management continues to monitor other wireless communications providers' strategies to determine how this additional competition is affecting U.S. Cellular's results. The effect of additional wireless competition has significantly slowed U.S. Cellular customer growth in certain of its markets. Coupled with the downturn in the nation's economy, the effect of increased competition has caused U.S. Cellular's customer growth in these markets to be slower than expected over the past 15 months. Management anticipates that overall customer growth for U.S. Cellular will continue to be slower in the future, primarily as a result of the increase in competition in U.S. Cellular's markets and the maturation of the wireless industry.

Acquisition of Chicago 20MHz

On August 7, 2002, U.S. Cellular completed the acquisition of Chicago 20MHz, representing 13.2 million population equivalents (POPs), for approximately $607 million subject to certain working capital and other adjustments. U.S. Cellular financed the purchase using its revolving lines of credit, $175 million in 9% Series A Notes due 2032 and proceeds from a $105 million loan from TDS. See "Liquidity - Financing of Acquisition of Chicago 20MHz."

The Chicago MTA is the fourth largest MTA in the United States. The markets that comprise the Chicago MTA are adjacent to the Iowa, Illinois, Wisconsin and Indiana markets of U.S. Cellular's Midwest cluster, which is its largest market cluster. Of the total Chicago MTA population of 13.2 million, approximately 81% was not previously covered by U.S. Cellular's current licenses. There is a strong community of interest between U.S. Cellular's existing markets and the Chicago 20MHz markets. The Chicago MTA is the single largest roaming destination of U.S. Cellular's current customers.

Chicago 20MHz owns licenses covering 18 Basic Trading Areas ("BTAs"), that comprise the Chicago MTA. The Chicago MTA includes, among others, the Chicago, Bloomington-Normal, Champaign-Urbana, Decatur-Effingham, Peoria, Rockford and Springfield BTAs in Illinois, the South Bend and Fort Wayne BTAs in Indiana and the Benton Harbor BTA in Michigan. The Chicago 20MHz network currently covers approximately 73% of the population in the licensed area.

Chicago 20MHz utilizes Code Division Multiple Access ("CDMA") technology in a network which serves the Chicago MTA with over 500 cell sites. Chicago 20MHz currently serves approximately 305,000 customers, representing a penetration rate of approximately 2.3% based on 2001 Claritas population estimates for the licensed area of Chicago 20MHz.

Chicago 20MHz utilizes both direct and indirect distribution channels, with direct distribution provided through 34 stores and kiosks, and indirect distribution through approximately 600 authorized agents. In addition, Chicago 20MHz has approximately 720 replenishment locations for prepaid customers. U.S. Cellular launched its "U.S. Cellular" brand in the Chicago 20MHz licensed area in the fourth quarter of 2002.

At September 30, 2002, Chicago 20MHz had approximately 500 employees, none of whom is represented by labor unions.

Chicago 20MHz competes in the Chicago MTA directly against larger and more established wireless service providers, as it does in many of its other markets. The other wireless carriers competing in all or part of the Chicago MTA include Cingular, Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel and T-Mobile. These competitors provide wireless services on a substantially national basis. As a result, they have customer bases substantially greater than Chicago 20MHz, which is only a local competitor, and also greater than U.S. Cellular, which is a regional competitor, and have financial resources that are substantially greater than Chicago 20MHz and U.S. Cellular.

For the twelve months ended December 31, 2001, Chicago 20MHz had net revenues of $232 million, an operating loss of $26 million and a net loss of $27 million.

For the portion of the third quarter subsequent to August 7, the date of acquisition, Chicago20MHz contributed $26.4 million of service revenue, with an average revenue per customer of $46.83, $1.8 million of equipment sales revenue and $5.3 million of operating loss to U.S. Cellular's operating results. Subsequent to the acquisition, Chicago 20MHz lost 15,000 net customers and ended the quarter with 305,000 customers.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone business through TDS Telecommunications Corporation ("TDS Telecom"), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 144,800, or 17%, since September 30, 2001 to 987,500.

TDS Telecom's incumbent local exchange carrier ("ILEC") subsidiaries served 714,400 equivalent access lines at September 30, 2002, a 6% (38,600 lines) increase over the 675,800 equivalent access lines at September 30, 2001. Acquisitions added 27,800 lines while internal growth added 10,800 lines. Acquisitions include the effect of the two telephone acquisitions in 2002 and the acquisition of Chorus Communications in September of 2001 and another small telephone company in October 2001.

TDS Telecom's competitive local exchange carrier ("CLEC") subsidiaries served 273,100 equivalent access lines at September 30, 2002, a 64% (106,200 lines) increase over the 166,900 equivalent access lines at September 30, 2001.

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

Operating revenue increased 17% ($85.6 million) in the first nine months of 2002, reflecting primarily customer growth in local telephone operations, including acquisitions, growth in services such as long distance resale and expansion of competitive local exchange activities.

Operating expenses increased 22% ($92.7 million) during 2002 reflecting primarily growth in expenses related to services such as long distance resale, ILEC acquisitions, continued expenses from expansion of competitive local exchange activities and uncollectible accounts from long distance providers that filed for bankruptcy.

Operating income decreased 8% ($7.1 million) to $79.2 million in the first nine months of 2002. Operating income, excluding goodwill amortization in 2001, decreased 13% ($12.2 million) in the first nine months of 2002. The decline in operating income resulted primarily from losses incurred from the expansion of competitive local exchange operations ($8.5 million, excluding bad debts), the increase in retail (residential and business) bad debts in CLEC operations ($6.3 million) and the write-off of uncollectible receivables related to the bankruptcy filing of two long distance providers ($10.7 million) offset by improved local telephone operations operating results.

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                      --------------------- ---------------------
                                         2002       2001       2002       2001
                                      ---------- ---------- ---------- ----------
                                                 (Dollars in thousands)

Local Telephone Operations
  Operating Revenue
    Local service                      $  49,324  $  45,251  $ 143,599  $ 132,003
    Network access and long-distance      88,139     79,484    257,108    231,562
    Miscellaneous                         21,498     19,753     62,826     54,084
                                       ---------  ---------  ---------  ---------
                                         158,961    144,488    463,533    417,649
                                       ---------  ---------  ---------  ---------
  Operating Expenses
    Operating expenses, excluding
       depreciation and amortization      80,206     70,582    240,603    203,833
    Depreciation and Amortization         32,907     33,496     97,409     98,468
                                       ---------  ---------  ---------  ---------
                                         113,113    104,078    338,012    302,301
                                       ---------  ---------  ---------  ---------
      Local Telephone Operating Income $  45,848  $  40,410  $ 125,521  $ 115,348
                                       ---------  ---------  ---------  ---------
Competitive Local Exchange Operations
  Operating Revenue                    $  45,998  $  30,157  $ 125,514  $  85,404
                                       ---------  ---------  ---------  ---------
  Operating Expenses
    Operating expenses excluding
       Depreciation and amortization      52,906     40,284    150,512    102,920
    Depreciation and Amortization          7,426      4,541     21,298     11,466
                                       ---------  ---------  ---------  ---------
                                          60,332     44,825    171,810    114,386
                                       ---------  ---------  ---------  ---------
      Competitive Local Exchange
        Operating (Loss)               $ (14,334) $ (14,668) $ (46,296) $ (28,982)
                                       ---------  ---------  ---------  ---------
Intercompany revenues                       (643)      (660)    (1,850)    (1,456)
Intercompany expenses                       (643)      (660)    (1,850)    (1,456)
                                       ---------  ---------  ---------  ---------
Operating Income                          31,514     25,742     79,225     86,366
Add amortization and goodwill                 --      1,693         --      5,098
                                       ---------  ---------  ---------  ---------
Operating Income, as adjusted          $  31,514  $  27,435  $  79,225  $  91,464
                                       =========  =========  =========  =========

Local Telephone Operations
Operating revenues increased 11% ($45.9 million) in 2002. Acquisitions increased revenues by $32.7 million. Revenues from reselling long distance service increased network access and long distance revenues by $8.7 million in 2002. As of September 30, 2002, TDS Telecom was providing long distance service to 189,200 customers compared to 112,300 customers at September 30, 2001. Data transmission service revenues, which include Internet and DSL, increased by $5.4 million in 2002. Average monthly revenue per equivalent access line increased 1% ($0.46) to $74.08 in 2002 from $73.62 in 2001.

Operating expenses increased by 12% ($35.7 million) in 2002. Operating expenses, excluding depreciation and amortization, increased by 18% ($36.8 million) in 2002. Acquisitions increased cash operating expenses by $19.7 million in 2002. The cost of providing long-distance service to an increased customer base increased expenses by $6.0 million. Bad debt expense, net of NECA pool recoveries, increased by $8.2 million in 2002 related to the bankruptcy filings of WorldCom and Global Crossing. Depreciation and amortization decreased 1% ($1.1 million) in 2002. Acquisitions increased depreciation expense by $6.7 million. In accordance with SFAS No. 142, TDS Telecom no longer amortizes telephone franchise costs (goodwill). No impairment charge was required upon the completion of the initial impairment review. Amortization expense of goodwill amounted to $5.1 million in the first nine months of 2001.

Operating income, increased 9% ($10.2 million) to $125.5 million in the first nine months of 2002. Operating income, excluding goodwill amortization in 2001, increased 4% ($5.1 million). Acquisitions contributed $6.3 million to this increase. Excluding the write-off of receivables due from companies which have filed bankruptcy during the first nine months of 2002, management expects operating income should remain fairly stable or increase slightly in the near term with expense increases due to inflation and additional revenue and expenses from new or expanded product offerings. Total long distance access minutes of use declined by 2.1% during the first nine months of 2002 compared to the first nine months of 2001. Minutes in the third quarter of 2002 as compared to the same period in 2001 were flat. Slower growth in internal equivalent access lines and the decrease in long distance access minutes of use are due primarily to a weaker economy, the use of high capacity lines, DSL implementation and wireless, email and broadband substitution.

Competitive Local Exchange Operations
Operating revenues increased 47% ($40.1 million) in 2002 as equivalent access lines served increased by 64% (106,200 lines) to 273,100 at September 30, 2002 from 166,900 at September 30, 2001.

Operating expenses increased 50% ($57.4 million) in 2002 due primarily to the costs incurred to grow and serve the customer base and expand competitive local exchange operations. Operating expenses include a $2.5 million charge relating to the WorldCom and Global Crossing bankruptcies in 2002 and an increase in retail bad debts of $6.3 million.

Operating loss increased $(17.3) million to $(46.3) million. TDS Telecom expects operating losses to continue in its competitive local exchange business as it continues to grow the customer base in each of its markets.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001
Except as otherwise stated below, the changes in the three month period are due to reasons generally the same as explained above for the nine month period.

Operating Revenues increased 19% ($126.9 million) during the third quarter of 2002. U.S. Cellular revenues increased 19% ($96.5 million) in 2002. The Chicago 20MHz acquisition increased operating revenues by $28.2 million in the third quarter of 2002. Retail service revenue increased 23% ($82.6 million) in the third quarter of 2002, while inbound roaming revenue decreased 5% ($3.5 million). Average monthly service revenue per customer was $49.31 in the third quarter of 2002 and $47.92 in 2001, primarily due to the increase in average retail service per customer to $38.95 from $36.06. Average monthly service revenue per customer, excluding the Chicago 20MHz acquisition, was $49.44 and retail service revenue per customer was $38.64. TDS Telecom revenues increased 17% ($30.3 million) in the third quarter of 2002 due to the growth in ILEC operations ($14.5 million) and growth in CLEC operations ($15.8 million). Acquisitions accounted for $11.5 million of the ILEC growth. Average monthly revenue per ILEC access line decreased to $74.39 in the third quarter of 2002 from $75.12 in 2001.

Operating Expenses rose 27% ($149.1 million) during the third quarter of 2002 for reasons generally the same as the first nine months.

U.S. Cellular expenses increased 31% ($124.5 million). The Chicago 20MHz acquisition increased expenses by $33.6 million. System operations expense increased 14% ($17.2 million). Marketing and selling expenses, including cost of equipment sold, increased 44% ($46.4 million). Cost per gross customer addition increased to $346 ($340 excluding Chicago 20MHz) in the third quarter of 2002 from $285 in 2001. Gross customer activations increased to 336,000 (316,000 excluding Chicago 20MHz) in the third quarter of 2002 from 296,000 in 2001. General and Administrative expense increased 33% ($35.3 million). Depreciation expense increased 52% ($31.8 million) while amortization expense decreased 40% ($6.2 million). Depreciation expense increased $15.0 million in 2002 to reflect the write-off of certain analog radio equipment based on fixed asset inventory reviews performed in 2002.

TDS Telecom expenses increased 17% ($24.6 million) due to growth in ILEC operations ($9.0 million) and in CLEC operations ($15.5 million) for reasons generally the same as the first nine months. Acquisitions increased ILEC expenses by $9.0 million.

Operating Income decreased 19% ($22.2 million) to $96.2 million in the third quarter of 2002. Excluding license cost and goodwill amortization, operating income decreased 26% ($33.0 million) in the third quarter of 2002. U.S. Cellular’s operating income decreased 30% ($28.0 million). The decrease in U.S. Cellular’s operating income relates to the increase in bad debt expense, the additional depreciation expense recorded to write-off certain analog radio equipment and the results of Chicago 20MHz, offset somewhat by ceasing amortization on license costs and goodwill. TDS Telecom’s operating income increased 22% ($5.8 million). The increase at TDS Telecom reflects improved ILEC operating results and the effects of acquisitions.

Investment and Other Income (Loss) totaled $(72.0) million in 2002 and $23.3 million in 2001.

(Loss) on marketable securities and other investments totaled $(90.1) million in the third quarter of 2002 as TDS established a valuation allowance to reduce the value of notes receivable related to Airadigm Communications, Inc. and to the sales in 2000 of certain minority interests. There was no gain or loss in the third quarter of 2001.

Interest Expense increased 50% ($11.2 million) to $33.5 million in the third quarter of 2002. The increase in interest expense is primarily due to the issuance of $500 million of 7.6% Series A Notes in December 2001 ($9.5 million) offset by a $51 million reduction in medium-term notes

($1.2 million), a decrease in average short-term debt balances and related interest expense ($0.6 million), and a reduction in LYONs interest expense ($0.1 million). Interest expense in 2002 also includes $2.0 million related to the forward contracts and $2.4 million related to the 30-year, 9% Series A Notes issued by U.S. Cellular in conjunction with the acquisition of Chicago 20MHz. See Note 6 - Derivatives and Note 8 - Long-term Debt, for an explanation of the forward contracts.

Income Tax Expense (Benefit) totaled a benefit of $(0.4) million in 2002, and an expense of $50.5 million in 2001. The effective tax (benefit) rate was (2.6%) in 2002 and 44.6% in 2001. The effective tax rate excluding the effects of loss on marketable securities and other investments was 43.2% in 2002 and 44.6% in 2001.

Minority Share of (Income) Loss changed $6.8 million in the third quarter of 2002. U.S. Cellular’s minority public shareholders’ share of income in 2002 was reduced by $3.9 million due to the writedown of $34.2 million of notes receivable in 2002.

                                                  Three Months Ended
                                                    September 30,
                                                 -------------------
                                                   2002       2001      Change
                                                 --------   --------   --------
                                                       (Dollars in thousands)
Minority Share of (Income) Loss
  U.S. Cellular
    Minority Public Shareholders'                $ (2,164)  $ (9,578)  $  7,414
    Minority Shareholders' or Partners'            (2,287)    (1,634)      (653)
                                                 --------   --------   --------
                                                   (4,451)   (11,212)     6,761
  Other                                                 2        (51)        53
                                                 --------   --------   --------
                                                 $ (4,449)  $(11,263)  $  6,814
                                                 ========   ========   ========

Net Income (Loss) Available to Common totaled $(19.6) million, or $(0.33) per diluted share, in the third quarter of 2002, compared to $51.4 million, or $0.87 per diluted share, in the third quarter of 2001. Income from operations, excluding losses on marketable securities and other investments, amortization of license costs and goodwill in 2001, and losses on conversions of LYONs, was $33.9 million, or $0.58 per diluted share in 2002 compared to $60.7 million, or $1.02 per diluted share in 2001. The decline is primarily due to operating losses from the developing CLEC business, additional bad debt expense, and an increase in depreciation expense. A summary of net income (loss) from continuing operations and diluted earnings per share from operations and gains (losses) is shown below.

                                                            Three Months Ended
                                                              September 30,
                                                           -------------------
                                                           2002          2001
                                                         --------      --------
                                                        (Dollars in thousands,
                                                       except per share amounts)
Net Income (Loss) from:
  Operations                                             $ 33,939      $ 60,690
  Loss on marketable securities and
     Other investments                                    (53,555)           --
  License and goodwill amortization                            --        (7,858)
  Loss on conversion of LYONs                                  --        (1,448)
                                                         --------      --------
                                                         $(19,616)     $ 51,384
                                                         ========      ========
Diluted Earnings Per Share from:
  Operations                                             $   0.58      $   1.02
  Losses on marketable securities and
     Other investments                                      (0.91)           --
  License and goodwill amortization                            --         (0.13)
  Loss on conversion of LYONs                                  --         (0.02)
                                                         --------      --------
                                                         $  (0.33)     $   0.87
                                                         ========      ========

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

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002. The Company elected to adopt SFAS No. 145 early, in the second quarter of 2002, and as a result no longer reports gains and losses from extinguishment of debt as an extraordinary item. Prior year losses on the retirement of LYONs debt of $1.4 million and $5.7 million, net of tax and minority interest for the three and nine months ended, respectively, previously reported as an extraordinary item, have been reclassified to Other income (expense), net in the Company’s statement of operations, to conform with SFAS No. 145.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will apply this new standard on exit or disposal activities, if any, initiated after December 31, 2002.

FINANCIAL RESOURCES

Cash Flows From Operating Activities. U.S. Cellular and TDS Telecom are generating substantial internal funds from operations. Cash flows from operating activities totaled $624.5 million in the first nine months of 2002 compared to $512.7 million in 2001.

Income from operations excluding all noncash items and including the change in accrued taxes increased $76.5 million to $643.2 million in the first nine months of 2002. Changes in assets and liabilities from operations, excluding the change in accrued taxes, required $18.7 million in 2002 and $54.1 million in 2001 reflecting primarily timing differences in the payment of accounts payable and the receipt of accounts receivable.

Cash Flows From Investing Activities. TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for seeking to create long-term value for shareowners. Cash flows from investing activities required $1,033.2 million in the first nine months of 2002 and $299.3 million in 2001.

Cash expenditures for capital additions required $565.7 million in 2002 and $521.5 million in 2001. The primary purpose of TDS’s construction and expansion expenditures is to provide for customer growth, to provide for increasing customer usage of the network, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $449.0 million in 2002 and $377.7 million in 2001 representing expenditures to construct cell sites, to add digital radio channels, to replace retired assets, to improve business systems, to change out analog equipment for digital equipment and to migrate to a single digital equipment platform. TDS Telecom’s capital expenditures for its local telephone operations totaled $81.0 million in 2002 and $64.4 million in 2001 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities. TDS Telecom’s capital expenditures for competitive local exchange operations totaled $35.7 million in 2002 and $79.4 million in 2001 for switching and other network facilities. Capital expenditures for the competitive local exchange operations have decreased in 2002 due to the completion of expansion construction in the Michigan and Illinois markets.

Cash used for acquisitions, excluding cash acquired, totaled $528.6 million in 2002 and $338.9 million in 2001. TDS’s acquisitions include primarily the purchase of controlling interests in wireless markets and telephone properties, minority interests that increased the ownership of majority-owned markets and wireless spectrum.

On August 7, 2002, U.S. Cellular completed the acquisition of Chicago 20MHz. U.S. Cellular paid $430.4 million in cash, net of cash acquired, and issued $175 million of 9% Notes due in 2032 to PrimeCo. U.S. Cellular financed the cash portion of the purchase price by using its revolving lines of credit and a $105 million loan from TDS. The purchase price is subject to certain working capital adjustments. The Company also acquired two telephone companies ($77.2 million), three PCS licenses ($18.0 million) and additional minority interest in majority owned markets ($3.0 million) in 2002. In 2001, the Company acquired Chorus Communications Group, Ltd. ($200.8 million), interests in sixteen PCS markets ($78.2 million), a majority interest in a cellular market ($56.2 million), an interest in a small printing company ($3.5 million) and additional minority interests in majority owned markets ($0.2 million). The PCS licenses were acquired on U.S. Cellular’s behalf and through joint ventures. The interests acquired through joint ventures are 100% owned by the joint ventures, and U.S. Cellular is considered to have the controlling financial interest in these joint ventures for financial reporting purposes.

U.S. Cellular received a cash refund of $47.6 million on its FCC deposits in 2002. Cash totaling $570.0 million was received by TDS from the merger of Deutsche Telekom and VoiceStream along with 131.5 million Deutsche Telekom AG ordinary shares in 2001.

Cash Flows From Financing Activities. Cash flows from financing activities provided $704.7 million in the first nine months of 2002 and required $250.8 million in 2001. In 2002, the Company received $680.4 million from forward contracts related to its investments in Deutsche Telekom, Vodafone and VeriSign. A portion of the proceeds from the Deutsche Telekom and VeriSign forward contracts were used by TDS to pay down TDS’s short-term debt. The remaining cash from the Deutsche Telekom forward contract is currently in cash and cash equivalents and will be used to pay down long-term debt and for other corporate purposes. U.S. Cellular used the proceeds from the Vodafone forward contract to pay down U.S. Cellular’s short-term debt. Notes Payable balances increased $116.1 million in 2002 and declined by $57.9 million in 2001. The proceeds received from the VoiceStream/Deutsche Telekom merger were used to reduce notes payable in 2001. TDS paid $51.0 million in the first nine months of 2002 and $65.5 million in 2001 to retire Medium-term Notes that were called at their principal face amount. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $25.8 million in 2002 and $24.1 million in 2001.

No TDS or U.S. Cellular common shares were repurchased in 2002. During the first nine months of 2001, cash required for the repurchase of TDS common shares (324,600 shares for an aggregate price of $30.3 million) and the settlement of late December 2000 repurchases totaled $39.4 million. During the first nine months of 2001, cash required for the repurchase of U.S. Cellular common shares (322,600 shares for an aggregate price of $15.8 million) and the settlement of late December 2000 repurchases totaled $25.8 million. In 2001, U.S. Cellular retired LYONs securities with a carrying value of $49.4 million for cash totaling $30.1 million ($0.6 million was included in accounts payable at September 30, 2001) and 550,000 U.S. Cellular Common Shares.

LIQUIDITY

Management believes that internal cash flow, existing cash and cash equivalents, funds available from line of credit arrangements and funds available from potential future monetization of marketable securities provide sufficient financial resources to finance its near-term capital, business development and expansion expenditures. TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities only when and if capital requirements, financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS does not believe that any circumstances that could materially adversely affect TDS’s liquidity or its capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of TDS’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

At September 30, 2002, TDS and its subsidiaries are in compliance with all covenants and other requirements set forth in long-term debt indentures. TDS does not have any rating downgrade triggers that would accelerate the maturity dates of its long-term debt. However, a downgrade in TDS’s credit rating could adversely affect its ability to refinance existing, or obtain access to new, long-term debt in the future.

TDS and its subsidiaries had cash and cash equivalents totaling $436.8 million at September 30, 2002. The large cash balance is due to the receipt of cash from the Deutsche Telekom forward contracts at the end of the third quarter. TDS anticipates using the cash to reduce outstanding debt and for general corporate purposes.

TDS and its subsidiaries have $1,425 million of revolving credit facilities available for general corporate purposes as well as an additional $87 million of bank lines of credit. As of September 30, 2002, TDS and its subsidiaries had $380 million of borrowings outstanding against the revolving credit facilities.

TDS had a $600 million revolving credit facility for general corporate purposes at September 30, 2002, all of which was unused. The credit facility expires in January 2007. Borrowings bear interest at the London Interbank Borrowing Rate (“LIBOR”) plus a contractual spread based on the Company’s credit rating. The contractual spread was 30 basis points as of September 30, 2002 (for a rate of 2.11% based on the LIBOR rate at September 30, 2002).

TDS also had $87 million of additional bank lines of credit for general corporate purposes at September 30, 2002, all of which were unused. The lines of credit expire in less than one year. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate (4.75% at September 30, 2002).

U.S. Cellular had a $500 million bank revolving line of credit ("1997 Revolving Credit Facility") for general corporate purposes at September 30, 2002, $120 million of which was unused. The revolving credit facility expires in August 2004. This line of credit provides for borrowings with interest at LIBOR plus a margin percentage, based on U.S. Cellular's credit rating, which was 19.5 basis points as of September 30, 2002 (for a rate of 2.01% based on the LIBOR rate at September 30, 2002).

U.S. Cellular also had a $325 million bank revolving line of credit ("2002 Revolving Credit Facility") to be used for general corporate purposes at September 30, 2002, all of which was unused. The 2002 Revolving Credit Facility expires in June 2007. This line of credit provides for borrowings with interest at LIBOR plus a margin percentage, based on U.S. Cellular's credit rating, which was 55 basis points as of September 30, 2002 (for a rate of 2.36% based on the LIBOR rate at September 30, 2002).

TDS’s and U.S. Cellular’s interest costs would increase if their credit rating goes down which would increase their cost of financing, but their credit facilities would not cease to be available solely as a result of a decline in their credit rating. A downgrade in TDS’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. However, the continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. At September 30, 2002, TDS and U.S. Cellular were in compliance with all covenants and other requirements set forth in the credit agreements.

U.S. Cellular issued $175 million of 9% Series A Notes due 2032 to PrimeCo in connection with the purchase of Chicago 20MHz. Interest is payable quarterly. The notes are callable by U.S. Cellular after five years at the principal amount plus accrued but unpaid interest. In connection with the purchase of Chicago 20MHz from PrimeCo, U.S. Cellular entered into an agreement pursuant to which U.S. Cellular provided PrimeCo and transferees of PrimeCo rights to have such notes registered with the SEC for resale. U.S. Cellular filed the registration statement on August 29, 2002. This registration statement will be amended due to the purchase of a portion of the Series A Notes as described in the following paragraph.

In November 2002, U.S. Cellular sold $115 million of 8.75% Senior Notes due November 7,

2032. Interest is payable quarterly. The notes are callable by U.S. Cellular after five years at the principal amount plus accrued but unpaid interest. The net proceeds of the notes are being used to purchase a portion of the 9% Series A Notes that were issued to PrimeCo. The issuance of the $115 million notes was a takedown from the $500 million shelf registration statement on Form S-3 filed in May of 2002. U.S. Cellular has also granted the underwriters an option, exercisable until November 30, 2002, to purchase up to an additional $17.25 million of the 8.75% Senior Notes. The underwriters have exercised the option to acquire an additional $15 million of the 8.75% Senior Notes.

U.S. Cellular's capital additions budget for 2002 totals approximately $720-$740 million primarily to add cell sites to expand and enhance coverage, to provide additional capacity to accommodate increased network usage, to provide additional digital service capabilities including the initial steps toward the migration to a single digital platform - CDMA technology, to satisfy certain regulatory requirements for specific services such as enhanced 911 and wireless number portability, and to enhance billing and office systems. The conversion to CDMA is expected to be completed during 2004, at an approximate cost of $400-$450 million, during the period from 2002 through 2004. The estimated capital additions in 2002 include $130-$145 million related to the conversion. Approximately $50 million of the conversion expenditures were moved into 2002 from 2003 to enable U.S. Cellular to migrate some service areas to the new platform sooner and to minimize U.S. Cellular's investment in infrastructure and handsets related to the old platform. Customers in the areas converted to CDMA in 2002 will be able to use U.S. Cellular's Chicago 20MHz network instead of roaming in third-party networks, potentially reducing system operations expense. At September 30, 2002, the remaining amount of the 2002 capital budget approximated $271 - $291 million. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash and short-term debt. U.S. Cellular's operating cash flow totaled $647.1 million for the twelve months ended September 30, 2002, up 12% ($67.6 million) from the twelve months ended September 30, 2001.

U.S. Cellular expects to incur approximately $90 million in capital expenditures during the first 12 months following the Chicago 20MHz acquisition, to improve coverage in the Chicago 20MHz network, including an upgrade of the current CDMA system to 1XRTT, and to enhance its marketing distribution in the Chicago market, including opening new retail and agent locations. Included in U.S. Cellular's 2002 capital additions budget above is approximately $50 million of this $90 million related to the Chicago market.

TDS Telecom’s capital additions budget for 2002 approximates $175-$195 million. The incumbent local telephone companies are expected to spend approximately $125 - $135 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $50-$60 million to build switching and other network facilities to meet the needs of a growing customer base and to expand their markets. At September 30, 2002, the remaining amount of the 2002 capital budget approximated $44 - $54 million for local telephone companies and $14 - $24 million for the competitive local exchange companies. TDS Telecom plans to finance its construction program using primarily internally generated cash. TDS Telecom’s operating cash flow totaled $269.9 million for the twelve months ended September 30, 2002, up 2% ($6.1 million) from the twelve months ended September 30, 2001.

TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which it believes will add value to the business.

On November 1, 2000, the United States Bankruptcy Court for the Western District of Wisconsin confirmed a plan of financial reorganization for Airadigm Communications, Inc., a Wisconsin-based wireless service provider. Under the terms of the plan of reorganization, TDS and an unrelated entity have provided funding to meet certain obligations of Airadigm. Airadigm continues to operate as an independent company providing wireless services. Pursuant to the plan of reorganization, under certain circumstances and subject to the FCC’s rules and regulations, TDS and the unrelated entity, or their respective designees, were permitted to acquire certain PCS licenses for areas of Wisconsin and Iowa as well as other Airadigm assets. In October 2002, TDS terminated its right to purchase licenses and assets from Airadigm. TDS has the right to foreclose on certain assets of Airadigm and cease its operations at any time. TDS is evaluating the desirability of providing additional funding on a month to month basis. See Application of Critical Accounting Policies, Valuation of Notes Receivable, below, for more information on Airadigm.

U.S. Cellular is a limited partner in a joint venture that was a successful bidder for 17 licenses in 13 markets in the January 2001 FCC spectrum auction ("Auction 35"). The cost for the 17 licenses totaled $283.9 million. Legally the general partner controls the joint venture; however, the Company has included the joint venture in its consolidated financial statements because U.S. Cellular is considered to have controlling financial interest for financial reporting purposes under GAAP. In 2001, the joint venture acquired 5 of such licenses in 4 markets for a total of $4.1 million and had deposits with the FCC totaling $56.1 million for the remaining licenses. In May 2002, the FCC refunded 85% of the deposits, or $47.6 million, and retained the remaining $8.5 million of deposits pending the outcome of the proceedings discussed below.

On September 12, 2002, the FCC issued a public notice (“WT Docket 02-276”) seeking comment on whether it should consider refunding the remainder of the deposits as well as permit the winning bidders in Auction 35 to dismiss some or all of their applications. The FCC also sought comment on whether winning bidders who elected to “opt-out” of certain applications should be barred from participating in any subsequent reauction with respect to those licenses. The pleading cycle in WT Docket 02-276 ended on October 21, 2002 and the FCC has indicated its intention of issuing an order soon thereafter. The remaining deposits are classified as a current asset at September 30, 2002. Subject to the final outcome of such proceedings, or the earlier decision of the FCC in WT Docket 02-276 and the election by the joint venture to opt-out of all of its applications, the joint venture’s portion of the funding could range from zero up to an aggregate of an additional $271.3 million. At this time, the joint venture has made no decision as to whether it will exercise any opt-out rights, even if the FCC were to grant such rights. In addition, U.S. Cellular has agreed to loan the general partner up to $20 million that could be used by the general partner to fund its investment in the licenses.

With respect to the remaining 12 licenses in 9 markets, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. Following the reauction, one of the prior winning bidders obtained a court ruling that the FCC’s actions were illegal. In response to a request of the U.S. Department of Justice and the FCC, the U.S. Supreme Court agreed to review this court ruling and oral arguments were heard on October 8, 2002. In the event the prior winning bidder is successful in this litigation, the joint venture would receive a refund of its remaining deposit of $8.5 million made to the FCC for such 12 licenses. The joint venture’s financial requirements would then be limited to the 5 licenses in 4 markets that it acquired in 2001. If the FCC is successful in this litigation or the matter is otherwise resolved in a manner that will permit the joint venture to acquire the remaining licenses, the joint venture could be required to pay to the FCC the balance of the auction price for such licenses. The joint venture could then have significant financial requirements to build out such markets. The exact nature of U.S. Cellular’s financial commitment going forward will be determined as the joint venture evaluates its alternatives as a result of any Order issued in WT Docket 02-276 and develops its long-term business and financing plans.

TDS and U.S. Cellular have no current plans to repurchase their common shares. However, as market conditions warrant, TDS and U.S. Cellular may continue the repurchase of their common shares on the open market or at negotiated prices in private transactions. The repurchase programs are intended to create value for the shareholders. The repurchases of common shares will be funded by internal cash flow, supplemented by short-term borrowings and other sources.

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

TDS maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $1,270.8 million at September 30, 2002. The Company has forward contracts, which may be settled in shares of the respective marketable equity security or in cash at the expiration of the forward contract, in connection with $521.0 million of the Company’s portfolio. With respect to the marketable securities not subject to forward contracts, TDS may sell or transfer shares in public or private transactions and/or may enter into privately negotiated derivative transactions to hedge the market risk of some or all of its positions in the securities depending on market conditions and other factors.

In October and November of 2002, the Company entered into forward contracts relating to Vodafone ADRs and ordinary shares of Deutsche Telekom. The forward contracts are similar to the other forward contracts that the Company has entered into. See – Market Risk below and Note 6 Derivatives for the explanation of the similar forward contracts. The table below summarizes certain facts surrounding the forward contracts entered from October 1, 2002 through November 11, 2002.

                                                                 Collar
                                                          ---------------------
                                                          Downside      Upside
                                             Proceeds       Limit     Potential
          Security             Shares         (000s)       (Floor)    (Ceiling)
         ----------          ----------      --------      -------    ---------
       Vodafone              2,700,545       $ 41,182      $ 15.25     $ 20.92
       Deutsche Telekom     30,000,000        332,133      $ 11.37     $ 13.64
                                             --------
                                             $373,315
                                             ========

MARKET RISK

TDS is subject to market rate risks due to fluctuations in interest rates and market prices of marketable equity securities. The majority of TDS’s debt is in the form of long-term, fixed-rate notes, convertible debt, debentures and trust securities with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of September 30, 2002, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

TDS maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $1,270.8 million at September 30, 2002 and $2,700.2 million at December 31, 2001. As of September 30, 2002, the net unrealized holding loss, net of tax and minority interest, included in accumulated other comprehensive loss totaled $167.7 million. In 2002, TDS recognized, in the statement of operations, a loss of $1,044.4 million, net of tax and minority interest, related to investments in marketable securities as a result of management’s determination that unrealized losses with respect to the investments were “other than temporary.” Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that an unrealized loss is other than temporary, the loss will be recognized and recorded in the statement of operations.

The Company has entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds. See Footnote 6 – Derivatives, for a description of the forward contracts. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities to protect the value of the marketable equity securities from losses due to decrease in the market prices of the securities (“downside risk”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The forward contracts may be settled in shares of the respective marketable equity security or in cash upon expiration of the forward contract. If shares are delivered in the settlement of the forward contract, the Company would incur a current tax liability at the time of delivery for the difference between the tax basis of the marketable equity securities and the maturity value of the forward contracts. TDS may enter into further monetizations depending on market conditions and other factors.

The following table summarizes certain facts surrounding the contracted securities as of September 30, 2002.

                                              Collar
                                         --------------------
                                         Downside    Upside        Loan      Derivative
                            Proceeds      Limit     Potential     Amount       Asset
  Security       Shares       (000s)     (Floor)    (Ceiling)     (000s)       (000s)
  --------       ------     --------     -------    ---------    -------      ---------
  VeriSign      2,361,333   $ 18,927       8.82      11.46       $ 20,819     $  6,942
  Vodafone     10,245,370    159,856      15.60      23.29        159,856       35,961
  Deutsche
    Telekom    45,492,175    501,577      11.36      13.63        516,892      163,545
                            --------                             --------      -------
                            $680,360                             $697,567     $206,448
                            ========                             ========     ========

The principal amount of the forward contracts is accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. The collars could be adjusted for any changes in dividends on the contracted shares.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities and derivative instruments at September 30, 2002, assuming the same hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

                     Valuation of investments       September 30,   Valuation of investments
                    assuming indicated decrease        2002        assuming indicated increase
                   ---------------------------------              ----------------------------
($ in millions)    -30%      -20%         -10%      Fair Value    +10%    +20%      +30%
---------------    ----      ----         ----      ----------    ----    ----      ----
Marketable Equity
  Securities       $ 889.6  $ 1,016.7  $1,143.8    $ 1,270.8    $1,397.9  $1,524.9  $1,652.0
Derivative
  Instruments (1)  $ 309.6  $   263.0  $  216.3    $   206.4    $  122.3  $   75.0  $   27.4

(1) Represents change in the fair value of the derivative instruments assuming the indicated
increase or decrease in the underlying securities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Critical Accounting Estimates

Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Valuation of Notes Receivable
U.S. Cellular holds notes receivable aggregating $45.8 million from Kington Management Corporation ("Kington") that are due in June 2005. These notes relate to the purchase by Kington of two of U.S. Cellular's minority interests in 2000. The value of the notes is directly related to the future fair market value of the related interests. An independent third party valuation of one of the wireless minority interests sold to Kington and a recent transaction involving an unrelated party holding an interest in the same market as the other wireless minority interest sold to Kington indicated a lower market value for these wireless minority interests, and therefore a lower value of the notes. Management concluded that the notes receivable were impaired and established a valuation allowance against the notes. A loss of $34.2 million was charged to the statement of operations in the third quarter of 2002 and was included in the caption (Loss) on marketable securities and other investments. Following this writedown, the carrying value of such notes receivable at September 30, 2002 was $11.6 million. If or when the market values for the related cellular interest will recover is unclear. There may continue to be substantial variability in the future market values of these interests and risk of decline in the value of the notes. Management will continue to review the valuation on a periodic basis.

On November 1, 2000, the United States Bankruptcy Court for the Western District of Wisconsin confirmed a plan of financial reorganization for Airadigm Communications, Inc., a Wisconsin-based wireless service provider. Under the terms of the plan of reorganization, TDS and an unrelated entity have provided funding to meet certain obligations of Airadigm. Airadigm continues to operate as an independent company providing wireless services. Pursuant to the plan of reorganization, under certain circumstances and subject to the FCC’s rules and regulations, TDS and the unrelated entity, or their respective designees, were permitted to acquire certain PCS licenses for areas of Wisconsin and Iowa as well as other Airadigm assets. As of September 30, 2002, TDS had provided funding of $54.8 million to Airadigm that TDS has recorded as notes receivable and had capitalized $1.1 million in other costs associated with Airadigm.

During the third quarter, TDS reviewed the value of Airadigm’s current and contractual assets, Airadigm’s business plan and the facts and circumstances surrounding the investment and concluded that the note receivable was impaired and established a valuation allowance for the amount of the loan. A loss of $55.9 million was charged to the statement of operations in the third quarter of 2002 and was included in the caption (Loss) on marketable securities and other investments. Following this action, the carrying values of such notes receivable and other capitalized costs at September 30, 2002 have been reduced to zero. In October 2002, TDS terminated its right to purchase licenses and assets from Airadigm. TDS has the right to foreclose on certain assets of Airadigm and cease its operations at any time. TDS is evaluating the desirability of providing additional funding on a month to month basis.

Marketable Equity Securities
The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. These investments are classified as available-for-sale and are stated at fair value based on quoted market prices. The marketable securities are marked to market each period with the unrealized gain or loss in value of the securities reported as Other Comprehensive Income, net of income taxes and minority interest, which is included in the stockholders' equity section of the balance sheet.

The market values of marketable securities may fall below the accounting cost basis of such securities. Generally accepted accounting principles require management to determine whether a decline in fair value below the accounting cost basis is other than temporary. If management determined that the decline in value of the marketable securities was “other than temporary,” the unrealized loss included in other comprehensive income would be recognized and recorded as a loss in the statement of operations.

Factors that management reviews in determining an other than temporary decline include whether there has been a significant change in the financial condition, operational structure or near-term prospects of the issuer; how long and how much the security has been below historical cost; and whether TDS has the intent and ability to retain its investment in the issuer’s securities to allow the market value to return to historical cost levels. TDS is in the same industry classification as the issuers of its marketable securities enhancing the Company’s ability to evaluate the effects of any changes in industry-specific factors which may affect the determination of whether a decline in market values of its marketable securities is other than temporary. In the first and second quarters of 2002, based on a review of such factors, management determined that a decline in the value of marketable equity securities relative to their respective accounting cost basis was other than temporary and charged an aggregate $1,756.5 million loss to the statement of operations ($1,044.4 net of tax and minority interest) and reduced the accounting cost basis of such marketable equity securities by a respective amount.

As of September 30, 2002, the aggregate market value of the marketable equity securities totaled $1,270.8 million, the aggregate cost basis was $1,546.7 million, and the unrealized loss included in accumulated other comprehensive income was $167.7 million (net of tax and minority interest of $108.2 million.) At September 30, 2002, the Company had forward contracts maturing in 2007 in connection with $521.0 million of the Company’s marketable equity security portfolio, hedging the market price risk with respect to the contracted securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities. With respect to the non-hedged marketable equity securities at September 30, 2002, the unrealized loss included in accumulated other comprehensive income was $97.0 million, net of tax and minority interest of $62.0 million. At September 30, 2002, based on a review of the factors described above, management concluded that unrealized loss in accumulated other comprehensive income was not other than temporary and no charge to the statement of operations was necessary. There can be no assurance that upon review of such factors at a later date a material loss will not be recognized in the statement of operations.

License Costs and Goodwill
As of September 30, 2002, the Company reported $1,040.8 million of wireless license costs, net of accumulated amortization and $1,089.5 million of goodwill, net of accumulated amortization, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. TDS adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. With the implementation of SFAS No. 142, the Company assessed its recorded balances of cellular license costs and goodwill for potential impairment. The Company completed its initial impairment assessments in the first quarter of 2002. No impairment charge was necessary upon the completion of the initial impairment review. After the initial impairment review, wireless licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There can be no assurance that upon review at a later date material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for that difference.

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve management estimating future cash flows, selecting the appropriate discount rate, and estimating other factors and inputs, and generally result in a range of values. There can be no assurance that these estimates incorporate all known and unknown risks, uncertainties and other factors necessary to arrive at an estimated fair value.

Allocation of Chicago 20MHz Purchase Price
In connection with the purchase of Chicago 20MHz, the Company allocated the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. An independent appraiser provided a preliminary valuation of Chicago 20MHz’s assets. The following table summarizes the estimated fair values of the Chicago 20MHz assets acquired and liabilities assumed at the date of acquisition.

     August 7,                                       2002
     --------------------------------------------------------
                                                  (Dollars in
                                                   millions)
     Current assets                              $       31.6
     Property, plant and equipment                      239.3
     Other assets                                         0.1
     Customer list                                       43.4
     Licenses                                           163.5
     Goodwill                                           150.0
                                                 ------------
        Total assets acquired                    $      627.9
                                                 ------------

     Current liabilities                               (19.0)
     Non-current liabilities                            (1.6)
                                                 ------------
        Total liabilities acquired               $     (20.6)
                                                 ------------
     Purchase price                              $      607.3
                                                 ============

It is expected that the allocation will need to be revised as the Company obtains additional information relating to the valuation and finalizes the working capital and other adjustments. Management is not currently aware of any matter that would require a material adjustment to the purchase price.

Income Taxes
The preparation of the consolidated financial statements requires the Company to calculate its provision for income taxes. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2002 are as follows:

                                                            September 30,
                                                                2002
                                                             (dollars in
                                                               millions)
                                                             ------------
  Deferred Tax Asset
    State net operating loss carryforwards                    $     39.7
    Notes receivable valuation                                      32.6
    Other                                                            5.6
                                                              ----------
                                                                    77.9
  Less valuation allowance                                         (31.0)
                                                              ----------
  Total Deferred Tax Asset                                          46.9
                                                              ----------
  Deferred Tax Liability
    Marketable equity securities                                   552.2
    Property, plant and equipment                                  259.2
    Licenses                                                       132.0
    Other                                                           62.4
                                                              ----------
  Total Deferred Tax Liability                                   1,005.8
                                                              ----------
    Net Deferred Income Tax Liability                         $    958.9
                                                              ==========

The valuation allowance relates to state net operating loss carry forwards that are expected to expire before they can be utilized.

The Company is routinely subject to examination of its income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. The Company periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of the Company's income tax expense.

The IRS has completed audits of tax years through 1996. The Company expects to pay $59.6 million, including interest, to the IRS in the fourth quarter of 2002 related to the most recent audit. The $56.9 million liability was included in Accrued taxes on the September 30, 2002 balance sheet and was provided for in the income tax provisions in prior periods.

Initial Adoption of Accounting Policies

During 2002, TDS began utilizing derivative financial instruments to reduce market risks due to fluctuations in market prices of marketable equity securities. Prior to 2002 the Company had no significant derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset or liability hedged. Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (as amended) establishes the accounting and reporting standards for derivative instruments and hedging activities.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the Assistant General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the Assistant General Counsel and/or an Assistant Secretary of certain subsidiaries of TDS. In addition, prior to August 1, 2002, another partner of Sidley Austin Brown & Wood at the time, Michael G. Hron, was the General Counsel and an Assistant Secretary of TDS, U.S. Cellular and TDS Telecom, and the Secretary or an Assistant Secretary of certain other TDS subsidiaries.

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
  Changes in telecommunications regulatory environment could adversely affect TDS's financial condition or results of operations or could prevent TDS businesses which depend on access to competitors' facilities from obtaining such access on reasonable terms.
  Changes in the supply or demand of the market for wireless licenses or telephone companies, increased competition, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could result in an impairment of the value of TDS's license costs, goodwill and/or physical assets, which may require TDS to record a writedown in the value of such assets.
  Competition, construction delays, customer churn and other challenges in executing TDS's expansion and development of its CLEC business could result in higher than planned losses, additional financing requirements and/or the writedown of the CLEC assets if TDS is unable to successfully implement its plans in this business development.
  Continued depressed market values, continued declines thereof or other events evidencing an impairment in the value of TDS's investments in available-for-sale marketable equity securities that are other than temporary may require TDS to write down the value of such securities.
  Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending or future litigation that is Company specific or that apply to the industry in general could have an adverse effect on TDS's financial condition, results of operations or ability to do business.
  Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses could have an adverse effect on TDS's financial condition or results of operations.
  Changes in prices, the number of wireless customers, average revenue per unit, penetration rates, churn rates, roaming rates and the mix of products and services offered in wireless markets could have an adverse effect on TDS's wireless business operations.

  Changes in roaming partners, rates, and the ability to provide voice and data services on other carriers' networks could have an adverse effect on TDS's wireless business operations.
  Changes in competitive factors with national carriers could result in product and cost disadvantages could have an adverse effect on TDS's wireless business operations.
  Changes in prices, in the number of ILEC and CLEC customers, churn rates, access minutes of use trends, and mix of products and services offered in ILEC and CLEC markets could have an adverse effect on such TDS business segments.
  Continued migration of customers from wireline to wireless services could have an adverse effect on TDS's wireline businesses.
  Continued uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.
  Changes in TDS's credit ratings could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.
  Changes in circumstances or other events, relating to the acquisition of Chicago 20MHz, including integration costs or problems or other factors associated with such acquisition could have an adverse effect on TDS's financial condition or results of operations.
  The continuation of the economic downturn and continued bankruptcies in the telecommunications industry could result in higher bad debts and slower business activity, which would have an adverse effect on TDS's businesses.
  War, conflicts, hostilities and/or terrorists attacks could have an adverse effect on TDS's businesses.
  Changes in our accounting policies, estimates or assumptions could have an adverse effect on our financial condition or results of operations.
  Changes in general economic and business conditions, both nationally and in the regions in which TDS operates, could have an adverse effect on TDS's businesses.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
U.S. Cellular	$597,571	$501,024	$1,603,701	$1,416,082
TDS Telecom	204,316	173,985	587,197	501,597

	801,887	675,009	2,190,898	1,917,679

OPERATING EXPENSES
U.S. Cellular	532,876	408,347	1,360,111	1,171,296
TDS Telecom	172,802	148,243	507,972	415,231

	705,678	556,590	1,868,083	1,586,527

OPERATING INCOME	96,209	118,419	322,815	331,152

INVESTMENT AND OTHER INCOME
Dividend and interest income	2,213	2,580	52,447	12,154
Investment income, net of amortization	13,337	20,657	32,144	37,832
(Loss) on marketable securities
and other investments	(90,071)	—	(1,846,597)	(644,929)
Other income (expense), net	2,509	93	2,474	(1,835)

	(72,012)	23,330	(1,759,532)	(596,778)

INCOME (LOSS) BEFORE INTEREST
AND INCOME TAXES	24,197	141,749	(1,436,717)	(265,626)
Interest expense	33,451	22,294	92,170	77,522
Minority interest in income of subsidiary trust	6,202	6,202	18,607	18,607

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	(15,456)	113,253	(1,547,494)	(361,755)
Income tax expense (benefit)	(394)	50,494	(588,344)	(133,323)

INCOME (LOSS) BEFORE
MINORITY INTEREST	(15,062)	62,759	(959,150)	(228,432)
Minority Share of (Income) Loss	(4,449)	(11,263)	855	(31,555)

NET INCOME (LOSS)	(19,511)	51,496	(958,295)	(259,987)

Preferred Dividend Requirement	(105)	(112)	(323)	(345)

NET INCOME (LOSS) AVAILABLE
TO COMMON	$(19,616)	$51,384	$(958,618)	$(260,332)

BASIC WEIGHTED AVERAGE COMMON
SHARES (000s)	58,660	58,711	58,633	58,694

BASIC EARNINGS PER SHARE	$(0.33)	$0.88	$(16.35)	$(4.44)

DILUTED WEIGHTED AVERAGE COMMON
SHARES (000s)	58,660	59,293	58,633	58,694

DILUTED EARNINGS PER SHARE	$(0.33)	$0.87	$(16.35)	$(4.44)

DIVIDENDS PER SHARE	0.145	0.135	0.435	0.405

The accompanying notes to consolidated financial statements are an integral part of these statements.

30
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASHFLOWS Unaudited
	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss	$(958,295)	$(259,987)
Add (Deduct) adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation and amortization	370,744	331,567
Deferred taxes	(660,340)	(373,495)
Investment income	(32,124)	(38,848)
Minority share of income	(855)	31,555
Loss on marketable securities and other investments	1,846,597	644,929
Noncash interest expense	7,326	7,933
Other noncash expense	12,557	21,709
Changes in assets and liabilities from operations
Change in accounts receivable	(23,840)	(45,702)
Change in materials and supplies	16,609	23,460
Change in accounts payable	(3,971)	(28,147)
Change in accrued taxes	57,626	201,407
Change in other assets and liabilities	(7,516)	(3,663)

	624,518	512,718

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Capital expenditures	(565,679)	(521,461)
Acquisitions, net of cash acquired	(528,638)	(338,874)
Refund of FCC deposit	47,566	—
Distributions from investments	25,519	11,337
Cash received in VoiceStream/Deutsche Telekom merger	—	570,035
Other investing activities	(11,981)	(20,303)

	(1,033,213)	(299,266)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Issuance of long-term debt	2,395	4,055
Forward contracts	680,360	—
Repayments of long-term debt	(13,946)	(13,642)
Prepayment of medium-term notes	(51,000)	(65,500)
Change in notes payable	116,142	(57,900)
Dividends paid	(25,837)	(24,123)
Repurchase of TDS Common Shares	—	(39,441)
Repurchase of U.S. Cellular Common Shares	—	(25,795)
Repurchase and conversion of LYONs	(70)	(30,149)
Other financing activities	(3,336)	1,698

	704,708	(250,797)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	296,013	(37,345)
CASH AND CASH EQUIVALENTS -
Beginning of period	140,744	99,019

End of period	$436,757	$61,674

The accompanying notes to consolidated financial statements are an integral part of these statements.

31
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS
	(Unaudited) September 30, 2002	December 31, 2001
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$436,757	$140,744
Accounts receivable from customers and others, net	428,806	379,161
Deposits receivable from FCC	8,494	56,060
Materials and supplies, at average cost	57,559	71,370
Other current assets	36,412	27,021

	968,028	674,356

INVESTMENTS
Marketable equity securities	1,270,805	2,700,230
Wireless license costs, net of accumulated amortization	1,040,840	858,791
Goodwill, net of accumulated amortization	1,089,490	870,801
Intangible assets, net of accumulated amortization	42,090	—
Investments in unconsolidated entities	236,712	233,678
Notes receivable	18,887	101,887
Other investments	15,320	15,079

	3,714,144	4,780,466

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	1,968,259	1,527,805
TDS Telecom	1,039,859	1,016,634

	3,008,118	2,544,439

OTHER ASSETS AND DEFERRED CHARGES
Derivative asset	206,448	—
Other deferred charges	87,400	80,313

	293,848	80,313

TOTAL ASSETS	$7,984,138	$8,079,574

The accompanying notes to consolidated financial statements are an integral part of these statements.

32
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited) September 30, 2002	December 31, 2001
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$19,508	$67,461
Notes payable	381,442	265,300
Accounts payable	279,277	270,005
Advance billings and customer deposits	90,255	68,044
Accrued interest	19,456	24,264
Accrued taxes	72,572	14,263
Accrued compensation	46,919	56,973
Other current liabilities	44,721	49,906

	954,150	816,216

DEFERRED LIABILITIES AND CREDITS	1,016,369	1,461,530

LONG-TERM DEBT, excluding current portion	2,379,926	1,507,764

MINORITY INTEREST in subsidiaries	485,164	467,698

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES of Subsidiary Trusts
Holding Solely Company Subordinated Debentures (a)	300,000	300,000

PREFERRED SHARES	6,954	7,442

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share	559	557
Series A Common Shares, par value $.01 per share	66	68
Capital in excess of par value	1,829,837	1,826,840
Treasury Shares, at cost (3,806,000 shares and
3,868,000 shares, respectively)	(404,447)	(406,894)
Accumulated other comprehensive income (loss)	(50,780)	(352,120)
Retained earnings	1,466,340	2,450,473

	2,841,575	3,518,924

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,984,138	$8,079,574

(a) The sole asset of TDS Capital I is $154.6 million principal amount of 8.5% subordinated debentures due 2037 from TDS. The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% subordinated debentures due 2038 from TDS.

The accompanying notes to consolidated financial statements are an integral part of these statements.

33
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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior years have been reclassified to conform to current period presentation. These reclassifications had no impact on previously reported operating revenue, net income and stockholders’ equity.

2.	Significant Accounting Policy - Derivative Instruments

The Company utilizes derivative financial instruments to reduce marketable equity security market value risks. The Company does not hold or issue derivative financial instruments for trading purposes. The Company recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designations and whether the hedge is anticipated to be effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset hedged.

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

SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64 and Technical Corrections” was issued in April 2002. The Company elected to adopt SFAS No. 145 early, in the second quarter of 2002, and as a result no longer reports gains and losses from extinguishment of

34
debt as an extraordinary item. Prior year losses on the retirement of LYONs debt of $1.4 million and $5.7 million, net of tax and minority interest for the three and nine months ended, respectively, previously reported as an extraordinary item, have been reclassified to Other income (expense), net in the Company’s statement of operations, to conform with SFAS No. 145.

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will become effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company will apply this new standard on exit or disposal activities, if any, initiated after December 31, 2002.

4.	Marketable Equity Securities

Marketable equity securities include the Company’s investments in equity securities, primarily Deutsche Telekom AG ordinary shares, Vodafone AirTouch plc American Depository Receipts, Rural Cellular Corporation preferred and common shares and VeriSign, Inc. common shares. These securities are classified as available-for-sale and stated at fair market value.

Information regarding the Company's marketable equity securities is summarized below.
                                                      September 30,  December 31,
                                                          2002          2001
                                                      -----------   -----------
                                                         (Dollars in thousands)
Available-for-sale marketable equity securities
  Aggregate fair value                                $ 1,270,805   $ 2,700,230
  Accounting cost basis*                                1,546,659     3,303,106
                                                      -----------   -----------
  Gross holding losses                                   (275,854)     (602,876)
  Tax effect                                              108,019       236,331
                                                      -----------   -----------
                                                         (167,835)     (366,545)
Derivative accounting adjustments, net of tax             117,220            --
Minority share of unrealized holding losses                  (780)       14,028
Equity method unrealized gains                                615           397
                                                      -----------   -----------
  Unrealized holding losses, net of tax               $   (50,780)  $  (352,120)
                                                      ===========   ===========
* The accounting cost basis of the marketable equity securities was reduced by an other than temporary loss of $1,756,526 recognized in the first nine months of 2002.

5.	Investment in Goodwill

The Company has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. Included in U.S. Cellular’s goodwill is goodwill related to various acquisitions structured to be tax-free. No deferred taxes have been provided on this goodwill.

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

35
The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2002 and 2001, were as follows.
                                                     TDS Telecom
                                     U.S       -----------------------
(Dollars in thousands)             Cellular       ILEC          CLEC       Other(1)     Total
                                  -----------  -----------  -----------  -----------  -----------
Beginning Balance July 1, 2002    $   473,975  $   374,253  $    29,440  $    34,538  $   912,206
Net additions                         155,566       20,356           --        1,362      177,284
                                  -----------  -----------  -----------  -----------  -----------
Ending Balance September 30, 2002 $   629,541  $   394,609  $    29,440  $    35,900  $ 1,089,490
                                  ===========  ===========  ===========  ===========  ===========

Beginning Balance July 1, 2001    $   480,914  $   207,085  $     7,324  $    35,075  $   730,398
Net additions                             662      146,740       22,229           --      169,631
Amortization                           (3,753)      (1,654)         (57)        (268)      (5,732)
                                  -----------  -----------  -----------  -----------  -----------
Ending Balance September 30, 2001 $   477,823  $   352,171  $    29,496  $    34,807  $   894,297
                                  ===========  ===========  ===========  ===========  ===========

                                                     TDS Telecom
                                     U.S       -----------------------
(Dollars in thousands)             Cellular       ILEC          CLEC       Other(1)     Total
                                  -----------  -----------  -----------  -----------  -----------
Beginning Balance January 1, 2002 $   473,975  $   332,848  $    29,440  $    34,538  $   870,801
Net additions                         155,566       61,761           --        1,362      218,689
                                  -----------  -----------  -----------  -----------  -----------
Ending Balance September 30, 2002 $   629,541  $   394,609  $    29,440  $    35,900  $ 1,089,490
                                  ===========  ===========  ===========  ===========  ===========

Beginning Balance January 1, 2001 $   400,967  $   210,320  $     7,436  $    35,612  $   654,335
Net additions                          86,871      146,831       22,229           --      255,931
Amortization                          (10,015)      (4,980)        (169)        (805)     (15,969)
                                  -----------  -----------  -----------  -----------  -----------
Ending Balance September 30, 2001 $   477,823  $   352,171  $    29,496  $    34,807  $   894,297
                                  ===========  ===========  ===========  ===========  ===========
(1)Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary.
The Company's investment in unconsolidated entities also included goodwill of $66.6 million at September 30, 2002 and December 31, 2001.

Net income adjusted to exclude license and goodwill amortization expense, net of tax and minority interest, for the three and nine months ended September 30, 2002 and 2001 is summarized below.
                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    -------------------- -----------------------
                                      2002       2001      2002       2001
                                    ---------  --------- ---------  ---------
                                (Dollars in thousands, except per share amounts)
Net Income (Loss)                   $ (19,511) $  51,496 $(958,295) $(259,987)
Amortization, net of tax
   and minority interest effect of:
      License costs                        --      3,609        --     10,615
      Goodwill                             --      3,853        --     10,061
      Equity method goodwill               --        399        --      1,110
                                    ---------  --------- ---------  ---------
Adjusted Net Income (Loss)          $ (19,511) $  59,357 $(958,295) $(238,201)
                                    =========  ========= =========  =========

Basic earnings per share:
  Net Income (Loss)                 $   (0.33) $    0.88  $  (16.35) $  (4.44)
  Amortization, net of tax
     and minority interest                 --       0.13        --       0.37
                                    ---------  --------- ---------  ---------
  Adjusted Earnings per Share       $   (0.33) $    1.01  $  (16.35) $  (4.07)
                                    =========  ========= =========  =========

Diluted Earnings Per Share:
   Net Income (Loss)                $   (0.33) $    0.87  $  (16.35) $  (4.44)
   Amortization, net of tax
     and minority interest                 --       0.13        --       0.37
                                    ----------  --------- ---------  ---------
   Adjusted Earnings per Share      $   (0.33) $    1.00  $  (16.35) $  (4.07)
                                    ==========  ========= =========  =========

6.	Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $1,270.8 million at September 30, 2002. During 2002, the Company entered into variable prepaid forward contracts (“forward contracts”) in connection with $521.0 million (41%) of the Company’s marketable equity securities portfolio.

The risk management objective of the forward contracts is to hedge the value of the marketable equity securities protecting the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside risk”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities. The forward contracts may be settled in shares of the respective marketable equity security or in cash upon expiration of the forward contract. If shares are delivered in the settlement of the forward contract, the Company would have a current tax liability at the time of delivery for the difference between the tax basis of the marketable equity securities and the maturity value of the forward contracts.

Under the terms of the forward contracts, the Company will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May to August 2007 and, at the Company’s option, may be settled in shares of the respective security or in cash pursuant to formulas that “collar” the price of the shares. The collars effectively limit the Company’s downside risk and upside potential on the contracted shares. The collars could be adjusted for any changes in dividends on the contracted shares. At the end of the forward contract, the Company will deliver the number of shares of the contracted security determined pursuant to the formula. If the Company elects to settle in cash it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

The following table summarizes certain facts surrounding the contracted securities as of September 30, 2002.
                                           Collar (per Share)
                                         --------------------
                                         Downside    Upside        Loan      Derivative
                            Proceeds      Limit     Potential     Amount       Asset
  Security       Shares       (000s)     (Floor)    (Ceiling)     (000s)       (000s)
  --------       ------     --------     -------    ---------    -------      ---------
  VeriSign      2,361,333   $ 18,927       8.82      11.46       $ 20,819     $  6,942
  Vodafone     10,245,370    159,856      15.60      23.29        159,856       35,961
  Deutsche
    Telekom    45,492,175    501,577      11.36      13.63        516,892      163,545
                            --------                             --------      -------
                            $680,360                             $697,567     $206,448
                            ========                             ========     ========
The principal amount of the forward contracts is accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments.

The forward contracts for the forecasted transactions and hedged items are designated as cash flow or fair value hedges and recorded as assets or liabilities on the balance sheet at their fair value. The fair value of the derivative instruments is determined using the Black-Scholes model.

The Deutsche Telekom and Vodafone forward contracts are designated as cash flow hedges, where changes in the forward contract's fair value are recognized in accumulated other comprehensive income until they are recognized in earnings when the forward contract is settled. If the delivery of the contracted shares does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized in earnings at

37
that time. No components of the forward contracts are excluded in the measurement of hedge effectiveness for cash flow hedges. The critical terms of the forward contracts are the same as the underlying forecasted transactions; therefore, changes in the fair value of the forward contracts are anticipated to be effective in offsetting changes in the expected cash flows from the forecasted transactions. No gains or losses related to ineffectiveness of cash flow hedges were recognized in earnings for the nine months ended September 30, 2002.

The VeriSign forward contract is designated as a fair value hedge, where effectiveness of the hedge is assessed based upon the intrinsic value of the underlying options. The intrinsic value of the forward contract is defined as the difference between the applicable option strike price and the market value of the contracted shares on the balance sheet date. Changes in the intrinsic value of the options are expected to be perfectly effective at offsetting changes in the fair value of the hedged item. Changes in the time value of the options are excluded from the effectiveness assessment and are recognized in earnings each period. Changes in the time value of the options aggregating $0.7 million for the nine months ended September 30, 2002, was included in the statement of operations caption Other Income (Expense).

At September 30, 2002, the Company reported derivative assets aggregating $206.4 million because the share price was below the floor for all the forward contracts. The derivative assets are reported in the Other Assets and Deferred Charges section of the balance sheet.

7.	U.S. Cellular 2002 Revolving Credit Facility

U.S. Cellular has a revolving credit facility to provide up to $325 million in financing ("2002 Revolving Credit Facility"), which may be used for general corporate purposes. The 2002 Revolving Credit Facility, which expires in June 2007, permits revolving loans on terms and conditions substantially similar to U.S. Cellular's existing $500 million 1997 Revolving Credit Facility. The terms of the 2002 Revolving Credit Facility provide for borrowings with interest at LIBOR plus a margin percentage based on U.S. Cellular's credit rating. Based on its current credit rating, the margin percentage is 55 basis points (for a rate of 2.36% as of September 30, 2002). The continued availability of the line of credit facility requires U.S. Cellular to comply with certain financial negative and affirmative covenants, maintain certain financial ratios and to represent certain matters at the time of each borrowing. The covenants include limitations on the ratios of funded debt to capitalization, earnings before interest, taxes depreciation and amortization ("EBITDA") to interest expense, and funded debt to EBITDA.

8.	Long-term Debt

U.S. Cellular issued $175 million of 9% Series A Notes due 2032 to PrimeCo Wireless Communications LLC ("PrimeCo") in connection with the acquisition of Chicago 20MHz on August 7, 2002. Interest is payable quarterly. The notes are callable by U.S. Cellular after five years at the principal amount plus accrued but unpaid interest. In connection with the purchase of Chicago 20MHz from PrimeCo, U.S. Cellular entered into an agreement pursuant to which U.S. Cellular provided PrimeCo and transferees of PrimeCo rights to have such notes registered with the SEC for resale. U.S. Cellular filed the registration statement on August 29, 2002.

During 2002, the Company entered into forward contracts in connection with 41% of the Company's marketable securities portfolio and received $680.4 million in cash. The forward contracts mature from May to August 2007 and, at the Company's option, may be settled in shares of the respective security or in cash. The Deutsche Telekom and Vodafone forward contracts require quarterly interest payments at LIBOR plus 0.5% (for a rate of 2.29% based on the LIBOR rate at September 30, 2002). The VeriSign forward contract is structured as a zero coupon obligation with an effective interest rate of 5.1% per year. The Company is not

38
required to make any payments under the VeriSign forward contract during the contract period.

9.	Other Comprehensive Income (Loss)

The Company's Other Comprehensive Income (Loss) includes Net Income (Loss) and unrealized gains losses from marketable equity securities that are classified as "available-for-sale" and unrealized gains and losses from derivative instruments. The following tables summarize the Company's Other Comprehensive Income (Loss).
                                                           Nine Months Ended
                                                             September 30,
                                                        ------------------------
                                                            2002        2001
                                                        -----------  -----------
                                                         (Dollars in thousands)
Accumulated Other Comprehensive Income (Loss)

  Balance, beginning of period                          $  (352,120) $  (178,344)
                                                        -----------  -----------
  Add (Deduct):
    Net unrealized gains (losses) on
      Marketable equity securities                       (1,429,504)  (1,096,776)
    Income tax effect                                       557,913      438,163
                                                        -----------  -----------
                                                           (871,591)    (658,613)
    Equity method unrealized gains                              218          397
    Unrealized gain on derivatives instruments              117,220           --
    Minority share of unrealized (gains) losses              11,090       15,396
                                                        -----------  -----------
    Net unrealized gains (losses)                          (743,063)    (642,820)
                                                        -----------  -----------

  (Deduct) Add:
   Recognized loss                                        1,756,526      644,929
   Income tax effect                                       (686,223)    (259,707)
    Minority share of loss                                  (25,900)          --
                                                        -----------  -----------
                                                          1,044,403      385,222
                                                        -----------  -----------
  Net change in unrealized gains (losses) included
    In comprehensive income                                 301,340     (257,598)
                                                        -----------  -----------
    Balance, end of period                              $   (50,780) $  (435,942)
                                                        ===========  ===========

  Accumulated Unrealized Gain on Derivative Instruments
    Balance, beginning of period                        $        --  $        --
    Add (Deduct):
      Unrealized gain on derivative instruments             117,220           --
                                                        -----------  -----------
    Balance, end of period                              $   117,220  $        --
                                                        ===========  ===========

                                       Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                     --------------------  ---------------------
                                       2002       2001       2002      2001
                                     ---------  ---------  ---------  ---------
Comprehensive Income (Loss)                  (Dollars in thousands)

 Net Income (Loss)                   $ (19,511) $  51,496  $(958,295) $(259,987)
 Net change in unrealized gains
   (losses) on marketable equity
   securities and
   derivative instruments              (30,370)  (536,234)   301,340   (257,598)
                                     ---------  ---------  ---------  ---------
Comprehensive Income (Loss)          $ (49,881) $(484,738) $(656,955) $(517,585)
                                     =========  =========  =========  =========
39
10.	Earnings Per Share

The amounts used in computing Earnings per Common Share and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows.

                                       Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    --------------------
                                        2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
                                 (Dollars in thousands, except per share amounts)
Net Income (Loss)                     $ (19,511) $  51,496  $(958,295) $(259,987)
  Preferred Dividend Requirement           (105)      (112)      (323)      (345)
                                      ---------  ---------  ---------  ---------
Net income (loss) Available to Common
Used in Basic Earnings Per Share      $ (19,616) $  51,384  $(958,618) $(260,332)
                                      =========  =========  =========  =========
Weighted Average Number of
   Common Shares Used in Basic
   Earnings per Share                    58,660     58,711     58,633     58,694
                                      =========  =========  =========  =========
Basic Earnings per Share              $   (0.33) $    0.88  $  (16.35) $   (4.44)
                                      =========  =========  =========  =========

                                       Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    --------------------
                                        2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Net Income (Loss) Available to
   Common Used in Basic Earnings
   (Loss) Per Share                   $ (19,616) $  51,384  $(958,618) $(260,332)
Reduction in Preferred Dividends if
   Preferred Shares Converted into
   Common Shares                             --        103         --         --
Minority Income Adjustment                   --       (143)        --         --
                                      ---------  ---------  ---------  ---------
Net Income (Loss) Available to
   Common Used in Diluted Earnings
   (Loss) Per Share                   $ (19,616) $  51,344  $(958,618) $(260,332)
                                      =========  =========  =========  =========

Weighted Average Number of
   Common Shares Used in Basic
   Earnings (Loss) Per Share             58,660     58,711     58,633     58,694
Effect of Dilutive Securities
  Common Shares Outstanding if
     Preferred Shares Converted              --        238         --         --
  Stock Options                              --        344         --         --
                                      ---------  ---------  ---------  ---------
Weighted Average Number of
   Common Shares  Used in Diluted
   Earnings (Loss) Per Share             58,660     59,293     58,633     58,694
                                      =========  =========  =========  =========

Diluted Earnings Per  Share           $   (0.33) $    0.87  $  (16.35) $   (4.44)
                                      =========  =========  =========  =========
The minority interest adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

11.	(Loss) on Marketable Securities and Other Investments

(Loss) on marketable securities and other investments in 2002 reflects an "other than temporary " investment loss of $1,756.5 million ($1,044.4 million, net of tax and minority interest) on the Company's marketable securities. The adjusted cost basis of the Company's marketable securities was written down to market value upon determining that the unrealized losses on the securities were other than temporary.

TDS has notes receivable from Airadigm and Kington Management Corporation aggregating

$100.6 million relating to the funding of Airadigm's operations and the purchase by Kington of certain of U.S. Cellular's minority interests in 2000. The value of the notes are directly related to the value of certain assets and contractual rights of Airadigm and the value of the minority cellular market interests. As a result of changes in management strategies and other events, a review of the Airadigm business plan and a review of the fair market analysis of the cellular markets, including third party fair value analysis, management concluded that the notes receivable are impaired and, accordingly recorded an impairment charge of $90.1 million ($53.6 million, net of tax and minority interest) in the third quarter of 2002.

In May 2001, the Company realized a loss of $644.9 million ($385.2 million, net of tax) as a result of the merger between VoiceStream Wireless Corporation and Deutsche Telekom AG. The loss was due to the decline in the market price of VoiceStream common stock between the time that the Company acquired the stock on May 4, 2000 and the closing date of the merger on May 31, 2001.

12.	Income Taxes

Net income (loss) available to common shareholders includes gains and losses from marketable securities and other investments for the three and nine month periods ended September 30, 2002 and 2001. The following table summarizes the effective income tax (benefit) rates in each of the periods from net income excluding gains and losses from marketable securities and other investments; from gains and losses from marketable securities and other investments; and from net income.
                                              Three Months Ended  Nine Months Ended
                                                 September 30,     September 30,
                                                ----------------  ---------------
                                                  2002     2001    2002    2001
                                                -------   ------  -----   -------
Effective Tax Rate From:                 (Dollars in thousands, except per share amounts)
Operations excluding
   Losses on marketable securities and
   Other investments                              43.2%    44.6%   43.6%    44.6%
Losses on marketable securities and
   Other investments                             (36.2%)     --   (38.9%)  (40.3%)
Net income                                        (2.6%)   44.6%  (38.0%)  (36.9%)
13.	Acquisitions

Cash expenditures for acquisitions aggregated $528.6 million for the nine months ended September 30, 2002.

On August 7, 2002, U.S. Cellular completed the acquisition of all of the equity interest in Chicago 20MHz, LLC (“Chicago 20MHz”), including the assets and certain liabilities of Chicago 20MHz, from PrimeCo Wireless Communications LLC (“PrimeCo”). Chicago 20MHz operates the PrimeCo wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz PCS license in the Chicago MTA (excluding Kenosha County, Wis.) covering 13.2 million population equivalents (POPs). This transaction strengthens U.S. Cellular’s Midwest region, which is its largest operating region. The Chicago area is the commercial hub of the Midwest with positive demographics.

The purchase price was approximately $607 million subject to certain working capital and other adjustments. U.S. Cellular financed the purchase using its revolving lines of credit, $175 million in 30 year notes purchased by PrimeCo and a $105 million loan from TDS. The Company has included the Chicago 20MHz results of operations in the statement of operations subsequent to the purchase date.

The following table summarizes the estimated fair values of the Chicago 20MHz assets

41
acquired and liabilities assumed at the date of acquisition.
August 7,                                                               2002
--------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Current assets                                                        $  31,675
Property, plant and equipment                                           239,262
Other Assets                                                                 80
Customer list                                                            43,400
Licenses                                                                163,500
Goodwill                                                                149,989
                                                                      ---------
   Total assets acquired                                              $ 627,906
                                                                      ---------

Current liabilities                                                     (19,063)
Non-current liabilities                                                  (1,593)
                                                                      ---------
   Total liabilities acquired                                         $ (20,656)
                                                                      ---------

Purchase price                                                        $ 607,250

Notes issued to PrimeCo                                                (175,000)
Capitalized transaction costs                                             1,750
Chicago 20MHz cash at date of acquisition                                (3,581)
                                                                      ---------
Cash required, excluding cash at date of acquisition                  $ 430,419
                                                                      =========
An independent appraiser completed a preliminary valuation of Chicago 20MHz’s assets. The tangible fixed assets were valued at $239.3 million. The PCS licenses were valued at $163.5 million. These licenses have an indefinite life and are not being amortized. The customer list was assigned a value of $43.4 million. This intangible is being amortized based on a 30 month average customer retention period using the declining balance method. Amortization expense was $1.3 million for the three and nine month periods ended September 30, 2002, and is expected to be $4.5 million for the remainder of 2002. Amortization expense for the years 2003 – 2007 is expected to be $15.0 million, $9.1 million, $5.5 million, $3.2 million and $1.9 million, respectively. Goodwill was assigned a value of $150.0 million and is not being amortized for financial reporting purposes. Goodwill is deductible for tax purposes and will be amortized over 15 years for tax purposes.

In addition, the Company acquired two telephone companies, three additional PCS licenses and additional minority interests in majority-owned markets during the first nine months of 2002. In conjunction with these acquisitions, the following assets were acquired and liabilities assumed. The goodwill acquired in these acquisitions is not deductible for tax purposes.
                                                    Nine Months Ended
                                                      September 30,
                                                          2002
                                                        --------
                                                       (Dollars in
                                                        thousands)
Current assets, excluding cash acquired                $  6,454
Property, plant and equipment                            25,544
Cellular licenses                                        18,010
Goodwill - U.S. Cellular                                  3,827
Goodwill - TDS Telecom                                   60,936
Other Assets                                              2,068
Current liabilities                                      (5,474)
Long-term debt                                           (9,767)
Deferred credits                                         (1,752)
Other liabilities                                        (1,627)
                                                       --------
Decrease in cash due to other acquisitions             $ 98,219
                                                       ========
42
Assuming the acquisitions accounted for as purchases during the period January 1, 2001, to September 30, 2002, had taken place on January 1, 2001, unaudited pro forma results of operations would have been as follows:

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                              ------------------------  ------------------------
                                 2002          2001       2002         2001
                              -----------  -----------  ----------  ------------
Operating revenues            $   818,460  $   747,334 $ 2,316,988  $ 2,148,464
Net income                        (23,599)      39,623    (985,757)    (296,230)
Earnings per share -
  basic and diluted           $     (0.40) $      0.67 $    (16.82) $     (5.05)
14.	Supplemental Cash Flow Information

Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. The following table summarizes interest and income taxes paid.
                                       Nine Months Ended
                                         September 30,
                                  --------------------------
                                    2002              2001
                                  ---------         -------
                                   (Dollars in thousands)
Interest Paid                      $88,998          $82,260
Income Taxes Paid                  $15,861          $45,708
15.	Discontinued Operations

On May 4, 2000, Aerial Communications Inc., TDS's then 80%-owned personal communication services company, merged with VoiceStream Wireless. In 2001, the Company established a $24.1 million liability for adjustments to estimates used during the closing in the calculation of income and other tax liabilities. Certain liabilities associated with this settlement remain on the balance sheet as of September 30, 2002 and are included in accounts payable ($6.0 million), other current liabilities ($11.6 million) and deferred liabilities and credits ($6.4 million).

16.	Subsequent Events

In November 2002, U.S. Cellular sold $115 million of 8.75% Senior Notes due November 7, 2032. The net proceeds of the notes are being used to purchase a portion of the 9% Series A Notes that were issued to PrimeCo. The issuance of the $115 million notes was a takedown from the $500 million shelf registration statement on Form S-3 filed in May of 2002. U.S. Cellular has also granted the underwriters an option, exercisable until November 30, 2002, to purchase up to an additional $17.25 million of the 8.75% Senior Notes. The underwriters have exercised the option to acquire an additional $15 million of the 8.75% Senior Notes.

43
In October and November of 2002, the Company entered into forward contracts relating to Vodafone ADRs and ordinary shares of Deutsche Telekom. The forward contracts are similar to the other forward contracts that the Company has entered into. See - note 6 Derivatives for the explanation of the similar forward contracts. The table below summarizes certain facts surrounding the forward contracts entered from October 1, 2002 through November 11, 2002.

                                                                Collar
                                                          ---------------------
                                                          Downside      Upside
                                             Proceeds       Limit     Potential
          Security             Shares         (000s)       (Floor)    (Ceiling)
         ----------          ----------      --------      -------    ---------
       Vodafone              2,700,545       $ 41,182      $ 15.25     $ 20.92
       Deutsche Telekom     30,000,000        332,133      $ 11.37     $ 13.64
                                             --------
                                             $373,315
                                             ========
17.	Business Segment Information

Financial data for the Company’s business segments for each of the three and nine-month periods ended or at September 30, 2002 and 2001 are as follows:

Three Months Ended or at
   September 30, 2002                                  TDS Telecom
----------------------------            U.S.         ----------------
      (Dollars in thousands)          Cellular       ILEC        CLEC      All Other(1)    Total
                                     -----------  ----------- -----------  -----------  -----------
Operating revenues                   $   597,571  $   158,961 $    45,998  $      (643) $   801,887
Operating cash flow(2)                   167,571       78,755      (6,908)          --      239,418
Depreciation and amortization
  expense(3)                             102,876       32,907       7,426           --      143,209
Operating income (loss)                   64,695       45,848     (14,334)          --       96,209
Significant noncash items:
  Investment income, net                  12,965          125          --          247       13,337
  Gain (loss) on marketable
    securities and other investments     (34,209)          --          --      (55,862)     (90,071)
Marketable securities                    131,767           --          --    1,139,038    1,270,805
Investment in unconsolidated
  entities                               162,211       48,956          --       25,545      236,712
Total assets                           4,433,097    1,705,284     235,486    1,610,271    7,984,138
Capital expenditures                 $   192,256  $    36,484 $     9,653  $        --  $   238,393

Three Months Ended or at
   September 30, 2001                                  TDS Telecom
----------------------------            U.S.         ----------------
      (Dollars in thousands)          Cellular       ILEC        CLEC      All Other(1)    Total
                                     -----------  ----------- -----------  -----------  -----------
Operating revenues                   $   501,024  $   144,488 $    30,157  $      (660) $   675,009
Operating cash flow(2)                   169,963       73,906     (10,127)          --      233,742
Depreciation and amortization
  expense(3)                              77,286       33,496       4,541           --      115,323
Operating income (loss)                   92,677       40,410     (14,668)          --      118,419
Significant noncash items:
  Investment income, net                  14,145          369          --        6,143       20,657
  Gain (loss) on marketable
    securities and other investments          --           --          --           --           --
Marketable securities                    234,000           --          --    2,221,097    2,455,097
Investment in unconsolidated
  entities                               149,850       25,307          --       25,937      201,094
Total assets                           3,596,746    1,477,135     193,848    2,349,281    7,617,010
Capital expenditures                 $   125,589  $    28,591 $    23,303  $        --  $   177,483
44
Nine Months Ended or at
   September 30, 2002                                  TDS Telecom
----------------------------            U.S.         ----------------
      (Dollars in thousands)          Cellular       ILEC        CLEC      All Other(1)    Total
                                     -----------  ----------- -----------  -----------  -----------
Operating revenues                   $ 1,603,701  $   463,533 $   125,514  $    (1,850) $ 2,190,898
Operating cash flow(2)                   495,627      222,930     (24,998)          --      693,559
Depreciation and amortization
  expense(3)                             252,037       97,409      21,298           --      370,744
Operating income (loss)                  243,590      125,521     (46,296)          --      322,815
Significant noncash items:
  Investment income, net                  30,731          736          --          677       32,144
  Gain (loss) on marketable
    securities and other investments    (278,909)          --          --   (1,567,688)  (1,846,597)
Marketable securities                    131,767           --          --    1,139,038    1,270,805
Investment in unconsolidated
  entities                               162,211       48,956          --       25,545      236,712
Total assets                           4,433,097    1,705,284     235,486    1,610,271    7,984,138
Capital expenditures                 $   449,030  $    80,946 $    35,703  $        --  $   565,679

Nine Months Ended or at
   September 30, 2001                                  TDS Telecom
----------------------------            U.S.         ----------------
      (Dollars in thousands)          Cellular       ILEC        CLEC      All Other(1)    Total
                                     -----------  ----------- -----------  -----------  -----------
Operating revenues                   $ 1,416,082  $   417,649 $    85,404  $    (1,456) $ 1,917,679
Operating cash flow(2)                   466,419      213,816     (17,516)          --      662,719
Depreciation and amortization
  expense(3)                             221,633       98,468      11,466           --      331,567
Operating income (loss)                  244,786      115,348     (28,982)          --      331,152
Significant noncash items:
  Investment income, net                  30,773          726          --        6,333       37,832
  Gain (loss) on marketable
    securities and other investments          --           --          --     (644,929)    (644,929)
Marketable securities                    234,000           --          --    2,221,097    2,455,097
Investment in unconsolidated
  entities                               149,850       25,307          --       25,937      201,094
Total assets                           3,596,746    1,477,135     193,848    2,349,281    7,617,010
Capital expenditures                 $   377,721  $    64,369 $    79,371  $        --  $   521,461
(1) Consists of the TDS Corporate operations, TDS Telecom intercompany eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.
(2) Operating cash flow is operating income plus depreciation and amortization.
(3) Depreciation and amortization for the three months ended September 30, 2001, includes license cost and goodwill amortization expense of $9.1 million for U.S. Cellular, $1.6 million for the ILEC and $56,000 for the CLEC. Depreciation and amortization for the nine months ended September 30, 2001, includes license cost and goodwill amortization expense of $27.1 million for U.S. Cellular, $4.9 million for the ILEC and $169,000 for the CLEC. The three and nine months ended September 30, 2002 do not include amortization of license costs or goodwill in accordance with SFAS No. 142.

45
Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of TDS have concluded that TDS' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in TDS' internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

46

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of TDS.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 10.1 – Guarantee dated as of July 29, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International.

Exhibit 10.2 – Guarantee dated as of July 31, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International.

Exhibit 10.3 – Guaranty dated as of August 19, 2002, by Telephone and Data Systems, Inc. in favor of Citibank, N.A.

Exhibit 10.4 – Guarantee dated as of August 22, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International.

Exhibit 11 – Computation of earnings per common share is included herein as footnote 10 to the financial statements.

Exhibit 12 – Statement regarding computation of ratios.

Exhibit 99.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2002:

The Company filed a Current Report on Form 8-K, dated August 12, 2002, for the purpose of filing copies of the sworn certification statements submitted by the CEO and CFO of the Company with the U.S. Securities and Exchange Commission.

47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	November 13, 2002	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	November 13, 2002	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	November 13, 2002	/s/ D. Michael Jack

D. Michael Jack,
Vice President and Controller
(Principal Accounting Officer)

Signature page for the TDS 2002 Third Quarter Form 10-Q

Certification of Chief Executive Officer

I, LeRoy T. Carlson, Jr., certify that:
1.	I have reviewed this quarterly report of Form 10-Q of Telephone and Data Systems, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ LeRoy T. Carlson, Jr. LeRoy T. Carlson, Jr. President and Chief Executive Officer

Certification of Chief Financial Officer

I, Sandra L. Helton, certify that:
1.	I have reviewed this quarterly report of Form 10-Q of Telephone and Data Systems, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Sandra L. Helton Sandra L. Helton Executive Vice President and Chief Financial Officer