Form 10-K
period 2002-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2003-03-20
CIK 1051512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Yes  X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

        Indicated by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  X   No

        As of February 28, 2003, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $2.1 billion, $12.3 million and $9.2 million, respectively. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of the Company is an affiliate. The closing price of the Common Shares on February 28, 2003, was $40.07, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $40.07 times the number of Common Shares into which it was convertible on February 28, 2003.

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003, is 52,086,604 Common Shares, $.01 par value, and 6,608,604 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2002 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held May 8, 2003, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference(1)
Item 1.	Business	3
Item 2.	Properties	42
Item 3.	Legal Proceedings	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	43	(2)
Item 6.	Selected Financial Data	43	(3)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")	43	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43	(4)
Item 8.	Financial Statements and Supplementary Data	43	(5)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 10.	Directors and Executive Officers of the Registrant	45	(6)
Item 11.	Executive Compensation	45	(7)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45	(8)
Item 13.	Certain Relationships and Related Transactions	45	(9)
Item 14.	Controls and Procedures	45
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	46

(1)
Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 2002 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2003 ("Proxy Statement").

(2)
Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

(3)
Annual Report section entitled "Selected Consolidated Financial Data."

(4)
Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5)
Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Information (Unaudited)," "Report of Independent Accountants," and "Copy of Previously Issued Report of Independent Accountants."

(6)
Proxy Statement sections entitled "Election of Directors" and "Executive Officers."

(7)
Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

(8)
Proxy Statement sections entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Securities Authorized for Issuance under Equity Compensation Plans."

(9)
Proxy Statement section entitled "Certain Relationships and Related Transactions."

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.    Business

        Telephone and Data Systems, Inc. ("TDS"), is a diversified telecommunications service company with wireless telephone and wireline telephone operations. At December 31, 2002, TDS served approximately 5.1 million customer units in 35 states, including 4,103,000 wireless telephones and 1,002,600 telephone equivalent access lines. U.S. Cellular provided 73.2% of TDS's consolidated revenues and 72.8% of consolidated operating income in 2002. TDS Telecom provided 26.8% of consolidated revenues and 27.2% of consolidated operating income in 2002. TDS's business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer focused telecommunications services.

        TDS conducts substantially all of its wireless operations through United States Cellular Corporation ("U.S. Cellular"). At December 31, 2002, TDS owned 82.2% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96.0% of the combined voting power of both classes of common stock. U.S. Cellular is traded on the American Stock Exchange under the symbol "USM". At December 31, 2002, U.S. Cellular provided wireless telephone service to 4,103,000 customers through 149 majority-owned and managed ("consolidated") wireless systems serving approximately 18% of the geography and approximately 13% of the population of the United States. Since 1985, when U.S. Cellular began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover eight market areas in 25 states as of December 31, 2002. U.S. Cellular owns wireless licenses covering territories in two additional states and has the rights to commence service in those license areas in the future. The wireless licenses that U.S. Cellular currently manages cover a total population of more than one million in each market area.

        TDS conducts substantially all of its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). At December 31, 2002, TDS Telecom operated 111 Incumbent Local Exchange Carrier ("ILEC") telephone companies serving 711,200 equivalent access lines in 28 states. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired 11 telephone companies since the beginning of 1998. These acquisitions added 89,300 equivalent access lines during this five-year period, while internal growth added 99,400 equivalent access lines. TDS Telecom also began offering services as a Competitive Local Exchange Carrier ("CLEC") in 1998 in certain mid-sized cities which are geographically proximate to existing TDS Telecom ILEC markets. At December 31, 2002, TDS Telecom's CLECs served 291,400 equivalent access lines in five states.

        TDS was incorporated in 1968 and changed its corporate domicile from Iowa to Delaware in 1998. TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

        Unless the context indicates otherwise references to:

  •
  "TDS" or the "Company" refer to Telephone and Data Systems, Inc., and its subsidiaries;

  •
  "USM" or "U.S. Cellular" refer to United States Cellular Corporation and its subsidiaries;

  •
  "TDS Telecom" refer to TDS Telecommunications Corporation and its subsidiaries;

  •
  "ILEC" refer to incumbent local exchange carriers;

  •
  "CLEC refer to competitive local exchange carriers;

  •
  "MSA" refer to the Metropolitan Statistical Area, as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas;

  •
  "RSA" refer to the Rural Service Area, as used by the FCC in designating non-MSA cellular market areas;

  •
  "MTA" refer to Metropolitan Trading Areas, used by the FCC in dividing the United States into PCS market areas for licenses in Blocks A and B;

  •
  "BTA" refer to Basic Trading Areas, used by the FCC in dividing the United States into PCS market areas for licenses in Blocks C through F;

  •
  "PCS" refer to personal communications services,

  •
  cellular, PCS, or wireless "markets" or "systems" refer to MSAs, RSAs, MTAs, BTAs, or any combination thereof; and

  •
  "population equivalents" mean the population of a market, based on 2002 Claritas estimates, multiplied by the percentage interests that TDS owns or has the right to acquire in an entity licensed or designated to receive a license ("licensee") from the FCC to operate a cellular or PCS system in such market.

Available Information

        TDS's website is http://www.teldta.com. Anyone may access, free of charge, through the Investor Relations portion of the website the TDS annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

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

  •
  Competition, construction delays, customer churn and other challenges in executing TDS's expansion and development of its CLEC business could result in higher than planned losses, additional financing requirements and/or the writedown of the CLEC assets if TDS is unable to successfully implement its plans in this business development.

  •
  Conversions of LYONs, early redemptions of debt or repurchases of debt, changes in estimates or other factors or developments, could cause the amounts reported under Contractual Obligations in TDS's MD&A incorporated by reference herein to be different from the amounts presented.

  •
  Changes in circumstances relating to and/or in the assumptions underlying the accounting estimates described under Critical Accounting Policies in TDS's MD&A incorporated by reference herein could have a material effect on the Company's financial condition, changes in financial condition and results of operations.

  •
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

  •
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

  •
  The continuation of the economic downturn and continued bankruptcies in the telecommunications industry could result in higher bad debts and slower business activity, which could have an adverse effect on TDS's businesses.

  •
  War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on TDS's businesses.

  •
  Changes in TDS's accounting policies, estimates or assumptions could have an adverse effect on our financial condition or results of operations.

  •
  Changes in general economic and business conditions, both nationally and in the market areas in which TDS operates, could have an adverse effect on TDS's businesses.

        TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

U.S. Cellular Operations

        TDS's wireless operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular believes that it is the eighth largest wireless company in the United States, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. U.S. Cellular's business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it certain economies in its capital and operating costs. As the number of opportunities for outright acquisitions has decreased in recent years, and as U.S. Cellular's regions have grown, U.S. Cellular's focus has broadened to include exchanges and divestitures of managed and investment interests which are considered less essential to its operating strategy.

        U.S. Cellular's ownership interests in wireless licenses include interests in licenses covering 175 cellular MSAs or RSAs and 35 PCS BTAs. Of those interests, U.S. Cellular owns controlling interests in licenses covering 143 MSAs or RSAs and all 35 PCS BTAs. U.S. Cellular's interests in licenses covering six PCS BTAs are owned exclusively through joint ventures ("JVs") in which U.S. Cellular owns a limited partner interest; U.S. Cellular is considered to have the controlling financial interest for financial reporting purposes in these PCS BTAs.

        U.S. Cellular manages the operations of all but two of the cellular licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of the other two markets. U.S. Cellular also manages the operations of four additional cellular licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. U.S. Cellular manages or has the rights to manage the operations of 29 of the 35 PCS BTAs in which it owns licenses. As of year-end 2002, six of these BTAs were operational; marketing activities had not yet begun in the other 29 BTAs. In the six PCS BTAs in which U.S. Cellular owns a limited partner interest, the general partner has the authority to select the manager of these operations. None of these six PCS BTAs were operational at year-end 2002.

        The following table summarizes the status of U.S. Cellular's interests in wireless markets at December 31, 2002.

	Total	Cellular	PCS
Included in Consolidated Operations (1)	178	143	35
Accounted for Using Equity Method (2)	26	26	—
Accounted for Using Cost Method (3)	6	6	—

Total Markets	210	175	35

(1)
U.S. Cellular owns a controlling interest in each of the 143 cellular markets and 35 PCS markets. U.S. Cellular owns a limited partner interest in six PCS markets, and includes the operations of these markets in its consolidated results because U.S. Cellular is considered to have the controlling financial interest for financial reporting purposes. Six PCS markets were operational at year-end 2002 and the customer activity for these markets is included in U.S. Cellular's consolidated results in 2002.

(2)
Represents cellular markets in which U.S. Cellular owns a noncontrolling interest and which are accounted for using the equity method. U.S. Cellular's investments in these markets are included in investment in unconsolidated entities on its balance sheet and its proportionate share of the net income of these markets is included in investment income on its statement of operations.

(3)
Represents cellular markets in which U.S. Cellular owns a noncontrolling interest and which are accounted for using the cost method. U.S. Cellular's investments in these markets are included in investment in unconsolidated entities on its balance sheet.

        Some of the territory covered by the PCS BTA licenses U.S. Cellular operates overlaps with territory covered by the cellular licenses it operates. In other cases, U.S. Cellular owns a controlling interest in one license and a limited partner interest in another license, which covers the same PCS BTA. For the purpose of tracking population counts, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the number of population equivalents for any overlapping licensed area. Only non-overlapping, incremental population equivalents are added to the reported amount of total population equivalents in the case of an acquisition of a licensed area that overlaps a previously owned licensed area. The incremental population equivalents that are added in such event are referred to throughout this Form 10-K as "incremental" population measurements. Amounts reported in this Form 10-K as "total market population" and "population equivalents" do not duplicate any population equivalents in the case of any overlapping licensed areas U.S. Cellular owns.

        U.S. Cellular's wireless interests represent 42.0 million incremental population equivalents as of December 31, 2002. Overall, 95% of U.S. Cellular's incremental population equivalents are in consolidated markets and 5% are in markets in which U.S. Cellular holds an investment interest.

        U.S. Cellular is a limited partner in a JV which was a successful bidder for 17 PCS licenses in 13 markets in the January 2001 FCC spectrum auction ("Auction 35"). The JV has acquired five of such licenses in four markets, which are included in the 35 PCS BTAs discussed above. With respect to the remaining licenses, such licenses had been reauctioned by the FCC after defaults by winning bidders in a prior auction and were made subject by the FCC to the final outcome of certain legal proceedings initiated by the prior winning bidders. During 2002, the FCC allowed all successful bidders to opt out of any pending applications to purchase licenses resulting from Auction 35. The FCC approved the dismissal of the JV's pending applications and all amounts deposited with the FCC have been returned to the JV.

        Wireless systems in U.S. Cellular's 149 operational consolidated markets served 4,103,000 customers at December 31, 2002, and contained 3,914 cell sites. The average penetration rate in U.S. Cellular's operational consolidated markets was 11.22% at December 31, 2002, and the churn rate in these markets averaged 2.1% per month for the twelve months ended December 31, 2002.

Wireless Telephone Operations

        The Wireless Telephone Industry.    Wireless telephone technology provides high-quality, high-capacity communications services to hand-held portable and in-vehicle wireless telephones. Wireless telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Wireless telephone systems also offer a full range of ancillary services such as conference calling, call-waiting, call-forwarding, voice mail, facsimile and data transmission; those systems which have digital radio capabilities may offer additional features such as caller ID, short messaging services and certain data transmission services.

        Wireless telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers which operate on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled Mobile Telephone Switching Office ("MTSO"). The MTSO is connected to the conventional ("landline") telephone network and potentially other MTSOs. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the MTSO and from there may be forwarded to the landline telephone network or to another wireless phone to complete the call. As the wireless telephone moves from one cell to another, the MTSO determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

        The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each PCS licensed area, and PCS licensed areas (BTAs and MTAs) overlap with cellular licensed areas. As a result, PCS license holders can and do compete with cellular license holders for customers. Competition for customers also includes competing communications technologies, such as:

  •
  conventional landline telephone,

  •
  Specialized Mobile Radio ("SMR") systems,

  •
  mobile satellite communications systems, and

  •
  radio paging.

        PCS licensees have initiated service in nearly all areas of the United States, including substantially all of U.S. Cellular's licensed areas, and U.S. Cellular expects other wireless operators to continue deployment of PCS in all of its operating regions throughout 2003. Additionally, technologies such as Enhanced Specialized Mobile Radio ("ESMR") and mobile satellite communication systems are proving to be competitive with wireless service in many of U.S. Cellular's markets.

        The services available to wireless customers and the sources of revenue available to wireless system operators are similar to those provided by conventional landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Wireless system operators also provide service to customers of other operators' wireless systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog wireless telephones be compatible in all market areas in the United States. Additionally, because U.S. Cellular has deployed digital radio technologies in substantially all of its service areas, its customers with digital or dual-mode (both analog and digital capabilities) or tri-mode (analog plus digital capabilities at both the cellular and PCS radio frequencies) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, U.S. Cellular can provide roaming service to other companies' customers who have compatible digital wireless telephones. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

        There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies' MTSOs process information digitally, on certain cellular systems the radio transmission uses analog technology. All PCS systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular's operations in a substantial portion of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), is also being deployed by U.S. Cellular in its remaining markets. In 2002, U.S. Cellular began its plans to deploy CDMA 1XRTT technology, which allows for higher speed data transmission, throughout all of its markets, over a three-year period ending in 2004. As of December 31, 2002, U.S. Cellular had deployed CDMA 1XRTT technology in a substantial portion of its Midwest market area, where it had previously deployed TDMA technology, as part of its technology conversion plans.

        U.S. Cellular will continue to deploy the TDMA technology currently in place for the next few years. Migration of U.S. Cellular's customers to CDMA handsets in these markets is expected to take a few years; in addition, continuing to deploy its current TDMA technology will enable U.S. Cellular to use both CDMA and TDMA to serve roaming customers in these markets.

        Digital radio technology offers several advantages, including the following:

  •
  greater privacy,

  •
  less transmission noise,

  •
  data transmission capabilities,

  •
  greater system capacity, and

  •
  potentially lower incremental costs to accommodate additional system usage.

        The conversion from analog to digital radio technology is continuing on an industry-wide basis; however, this process is expected to continue for a few more years. Wireless operators in the United States have deployed TDMA, CDMA and a third digital technology, Global System for Mobile Communication ("GSM"), in the licensed areas where they have begun operations.

        U.S. Cellular's Operations.    From its inception in 1983 until 1993, U.S. Cellular was principally in a start-up phase. Until 1993, U.S. Cellular's activities had been concentrated significantly on the acquisition of interests in cellular licenses and on the construction and initial operation of wireless systems. The development of a wireless system is capital-intensive and requires substantial investment prior to and subsequent to initial operation. U.S. Cellular experienced operating losses and net losses from its inception until 1993. In the years since 1993, U.S. Cellular has produced operating income and net income, except in 2002 when higher operating expenses and losses on investments resulted in a net loss for the year.

        Management anticipates further growth in wireless units in service and revenues as U.S. Cellular continues to expand through internal growth and as the PCS licenses acquired in 2001 and 2002 become fully integrated into its operations. Expenses associated with this expansion may reduce the rate of growth in cash flows from operating activities and operating income during the period of additional growth. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause its cash flows from operating activities and operating income to vary from quarter to quarter.

        While U.S. Cellular has produced operating income and net income since 1993 (except the net loss in 2002), changes in any of several factors may reduce U.S. Cellular's growth in operating income and net income over the next few years. These factors include:

  •
  the growth rate in the customer base;

  •
  the usage and pricing of wireless services;

  •
  the cost to begin or integrate operations of newly acquired licensed areas;

  •
  the percentage of customers who disconnect service ("churn rate");

  •
  the cost of providing wireless services, including the cost of attracting and retaining customers;

  •
  the migration to a single digital equipment platform, which will require substantial capital expenditures;

  •
  continued competition from other wireless licensees and other telecommunication technologies; and

  •
  continuing technological advances which may provide additional competitive alternatives to wireless service.

        U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests include eight operating market areas. See "U.S. Cellular's Wireless Interests."

        U.S. Cellular has acquired its wireless interests through the wireline application process for MSAs and RSAs, including settlements and exchanges with other applicants, and through acquisitions, including acquisitions from TDS and third parties.

Wireless Systems Development

        Acquisitions, Divestitures and Exchanges.    U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from grouping its markets geographically. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, U.S. Cellular has completed exchanges of minority interests or controlling interests in its less strategic markets for controlling interests in markets which better complement its operating market areas. U.S. Cellular has also completed outright sales of other less strategic markets, and has purchased controlling interests in markets which enhance its operating market areas. In 2001, U.S. Cellular began acquiring interests in PCS markets. These markets are either adjacent to U.S. Cellular's current operations, thus expanding its current operating market areas, or are in territories in which U.S. Cellular currently operates, and will add spectrum capacity to those operations. As a result of its acquisition activities, currently 95% of U.S. Cellular's interests are in markets where it is the operator or expects to manage.

        U.S. Cellular may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its operating market areas and in other attractive markets. U.S. Cellular also seeks to acquire minority interests in markets where it already owns the majority interest and/or operates the market. There can be no assurance that U.S. Cellular, or TDS for the benefit of U.S. Cellular, will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. U.S. Cellular plans to retain minority interests in certain wireless markets which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in markets which enhance U.S. Cellular's operations or may be sold for cash or other consideration. U.S. Cellular also continues to evaluate the disposition of certain controlling interests in wireless licenses which are not essential to its corporate development strategy.

        Acquisition of Chicago 20MHz.    On August 7, 2002, U.S. Cellular completed the acquisition of all the assets and certain liabilities of Chicago 20MHz, LLC ("Chicago 20MHz") from PrimeCo Wireless Communications LLC ("PrimeCo"). The purchase price was approximately $618 million, including working capital and other adjustments. Chicago 20MHz operated the PrimeCo wireless system in the Chicago Major Trading Area ("MTA"), and is the holder of certain FCC licenses, including a 20 megahertz ("MHz") PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million.

        U.S. Cellular financed the Chicago 20MHz purchase using $175 million from U.S. Cellular's 9% Series A Notes due 2032 issued to PrimeCo, $105 million from an intercompany note with TDS and the remaining amount from U.S. Cellular's $500 million revolving credit facility with a series of banks. Net of cash acquired in the transaction and bonds issued to the sellers of Chicago 20MHz, U.S. Cellular used cash totaling $431.9 million for the acquisition of Chicago 20MHz.

        Other Acquisitions.    Additionally in 2002, U.S. Cellular, through JVs, acquired majority interests in 10 MHz licenses in three PCS markets. The interests U.S. Cellular acquired are 100% owned by the joint ventures, and U.S. Cellular is considered to have the controlling financial interest in these joint ventures for financial reporting purposes. U.S. Cellular also acquired the remaining minority interests in three other PCS markets in which it previously owned an interest, resulting in 100% ownership in those markets. The aggregate amount paid by U.S. Cellular to acquire the interests in these transactions, which represented 1.4 million population equivalents (684,000 incremental population equivalents), was $21.1 million.

        Pending Transaction—Subsequent Event.    On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless ("AWE") to exchange wireless properties. U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and Northeast. U.S. Cellular will also receive approximately $31 million in cash and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and approximately 141,000 customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. Total U.S. Cellular revenue in 2002 of $107 million and operating income, excluding shared services costs, of $25 million was attributable to these markets. The transaction is subject to regulatory approvals. The closing of the transfer of the U.S. Cellular properties and the assignment to U.S. Cellular of most of the PCS licenses is expected to occur in the third quarter of 2003. The assignment and development of certain licenses will be deferred by U.S. Cellular until later periods. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular will be accounted for as a sale. The buildout of the licenses could require substantial capital investment by U.S. Cellular over the next several years. U.S. Cellular is currently working on a buildout and financing plan for these markets.

        The following table summarizes the recorded value of the assets and liabilities of the 10 markets that U.S. Cellular will be transferring.

December 31, 2002
(Dollars in millions)
Current assets	$16.8
Net property, plant and equipment	86.0
Licenses	53.1
Goodwill	78.2
Other	.6

Total assets	234.7
Current liabilities	(13.4)

Net assets to be transferred	$221.3

        U.S. Cellular is currently evaluating the fair value of the assets involved in this transaction. No determination of gain or loss related to this transaction has been made. As a result of signing the definitive agreement for this transaction, U.S. Cellular will reclassify the net assets of the markets to be transferred as assets held for sale and will report their operations as discontinued operations in the first quarter of 2003.

        U.S. Cellular has an effective shelf registration statement for its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

Wireless Interests and Operating Market Areas

        U.S. Cellular operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize U.S. Cellular's network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to benefits to customers, its operating strategy also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through increased sharing of facilities, personnel and other costs and enable U.S. Cellular to maintain a relatively low per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

        U.S. Cellular may continue to make opportunistic acquisitions and exchanges which will complement its established operating market area. From time to time, U.S. Cellular may also consider exchanging or selling its interests in markets which do not fit well with its long-term strategies.

        U.S. Cellular owned interests in wireless telephone systems in 175 cellular markets and 35 PCS markets at December 31, 2002, representing 42.0 million incremental population equivalents. The following table summarizes the changes in U.S. Cellular's incremental population equivalents in recent years.

	December 31,
	2002	2001	2000	1999	1998
	(Thousands of population equivalents)(1)
Included in Consolidated Operations (2)
Cellular	25,589	25,546	25,133	25,172	24,911
PCS	14,378	2,903	—	—	—
To Be Included in Consolidated Operations (3)
Cellular	—	—	133	—	—
PCS	—	655	—	—	—
Total Markets To Be Included in Consolidated Operations
Cellular	25,589	25,546	25,266	25,172	24,911
PCS	14,378	3,558	—	—	—
Accounted for Using Equity Method (cellular only) (4)	2,005	2,077	2,348	2,333	2,601
Accounted for Using Cost Method (cellular only) (5)	73	76	45	45	46

Total
Cellular	27,667	27,699	27,659	27,550	27,558
PCS	14,378	3,558	—	—	—

Total wireless population equivalents	42,045	31,257	27,659	27,550	27,558

(1)
Based on 2002 Claritas estimates for all years.

(2)
Includes incremental population equivalents in markets in which U.S. Cellular owns a controlling interest at the end of each respective year, and in 2002 and 2001 also includes incremental population equivalents in PCS markets in which U.S. Cellular owns a noncontrolling limited partner interest but U.S. Cellular is considered to have the controlling financial interest for financial reporting purposes.

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

        The following section details U.S. Cellular's wireless interests, including those it owned or had the right to acquire as of December 31, 2002. The table presented therein lists the cellular and PCS markets that U.S. Cellular manages or has the right to manage grouped according to operating market area. U.S. Cellular's operating structure shows the areas in which U.S. Cellular is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest and along corridors of economic activity. The number of incremental population equivalents represented by U.S. Cellular's wireless interests may have no direct relationship to the number of potential wireless customers or the revenues that may be realized from the operation of the related wireless systems.

U.S. CELLULAR'S WIRELESS INTERESTS

        The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2002. Some of the territory covered by the PCS BTA licenses U.S. Cellular owns overlaps with territory covered by the cellular licenses it owns. In other cases, U.S. Cellular owns a controlling interest in one license and a limited partner interest in another license, which covers the same PCS BTA. For the purpose of tracking amounts in the "Incremental Current and Acquirable Population Equivalents" column in the table below, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the number of population equivalents for any overlapping licensed area. Only non-overlapping, incremental population equivalents are added to the amounts in the "Incremental Current and Acquirable Population Equivalents" column in the table below, in the case of an acquisition of a licensed area that overlaps a previously owned licensed area.

Market Area	Incremental Current and Acquirable Population Equivalents(1)
Markets Currently Managed or Which May Be Managed by U.S. Cellular:
MIDWEST MARKET AREA:
Chicago MTA	12,037,000
Wisconsin/Minnesota	4,647,000
Iowa	2,519,000
Western Illinois	1,429,000
Nebraska/Missouri/Iowa	1,207,000
Missouri	971,000
Central Illinois/Indiana	203,000

Total Midwest Market Area	23,013,000

MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina	2,787,000
Virginia/North Carolina	1,449,000
West Virginia/Maryland/Pennsylvania/Ohio	1,437,000

Total Mid-Atlantic Market Area	5,673,000

NORTHWEST MARKET AREA:
Washington/Oregon/Idaho	1,539,000
Oregon/California	1,098,000

Total Northwest Market Area	2,637,000

FLORIDA/GEORGIA MARKET AREA:	2,301,000

TEXAS/OKLAHOMA/MISSOURI/KANSAS MARKET AREA:	1,747,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:	1,723,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:	1,447,000

SOUTHERN TEXAS MARKET AREA:	1,347,000

OTHER MARKETS (2)	280,000

Total Managed Markets	40,168,000

Markets Managed by Others	1,877,000

Total Population Equivalents	42,045,000

(1)
Population Equivalents are based on 2002 Claritas estimates. "Incremental Current and Acquirable Population Equivalents" represents the population equivalents related to the portion of the PCS licensed areas owned or to be acquired that is not already served by a cellular licensed area in which U.S. Cellular owns an interest in and manages.

(2)
U.S. Cellular owns controlling interest in two markets, but the markets are managed by a third party pursuant to a management agreement.

        System Design and Construction.    U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by U.S. Cellular personnel or independent engineering firms. U.S. Cellular's switching equipment is digital, which improves transmission quality and is capable of interconnecting in a manner which reduces costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2002, approximately 85% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular's network design, though not all of U.S. Cellular's MTSOs and cell sites have backup power capabilities, nor does all of its Wide Area Network ("WAN"). Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

        In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single MTSO. U.S. Cellular's wireless systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the MTSO and the cell site. U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates. In other areas, U.S. Cellular's systems rely upon landline telephone connections to link cell sites with the MTSO. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company. In addition, microwave facilities can be used to connect separate wireless systems to allow shared switching, which reduces the aggregate cost of the equipment necessary to operate multiple systems. Microwave facilities can also be used to carry long-distance calls, which reduces the costs of interconnecting to the landline network.

        U.S. Cellular has continued to expand its WAN to accommodate various business functions, including:

  •
  order processing

  •
  over the air provisioning

  •
  automatic call delivery

  •
  intersystem handoff

  •
  credit validation

  •
  fraud prevention

  •
  call data record collection

  •
  network management

  •
  long-distance traffic and

  •
  interconnectivity of all of U.S. Cellular's MTSOs and cell sites.

        In addition, the WAN accommodates virtually all internal data communications between various U.S. Cellular office locations and U.S. Cellular's retail locations to process customer activations. The WAN is deployed in U.S. Cellular's six customer service centers ("Customer Care Centers") for all customer service functions using U.S. Cellular's main billing and information system. U.S. Cellular is in the process of evaluating the customer service and other communications systems acquired in the Chicago 20MHz transaction and is developing plans to integrate all of its systems as soon as is practicable.

        Management believes that currently available technologies will allow sufficient capacity on U.S. Cellular's networks to meet anticipated demand over the next few years.

Costs of System Construction and Financing

        Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, MTSOs, cell site equipment, microwave equipment, engineering and installation. U.S. Cellular, consistent with FCC control requirements, uses primarily its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct and maintain the facilities.

        The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns an interest have historically been financed through capital contributions or through certain vendor financing. In recent years, U.S. Cellular has met these funding requirements with cash generated by operations, proceeds from debt and equity offerings and proceeds from the sales of wireless interests. U.S. Cellular anticipates meeting its future funding requirements with cash generated by operations and borrowings under its revolving credit facilities.

Marketing

        U.S. Cellular's marketing plan is centered around increasing penetration of its markets, increasing customer awareness of U.S. Cellular's brand of wireless service and reducing churn. U.S. Cellular increases customer awareness through the use of traditional media such as TV, radio, and print advertising. Recently, U.S. Cellular has increased its use of other media such as the Internet, direct marketing and telemarketing. U.S. Cellular has achieved its current level of penetration of its markets through a combination of promotional advertising and broad distribution. U.S. Cellular supports a multi-faceted distribution program, including direct sales, agents and retail sales and service centers in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those media. U.S. Cellular maintains relatively low customer churn by executing a vision centered around customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

        U.S. Cellular-owned and managed locations are designed to market wireless service to the consumer and small business segments in a familiar setting. U.S. Cellular has expanded its e-commerce site to enable customers to purchase a broad range of accessories online, and this site is continually evolving to address customers' current needs. U.S. Cellular anticipates that as customers become increasingly comfortable with e-commerce, the Internet will become a more robust marketing channel for sales of rate plans as well as accessories. Traffic on its Web site is continually increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service and finding the locations of U.S. Cellular's stores and agents.

        U.S. Cellular believes operating decisions should be made close to the customer. It manages its operating market areas with a local staff, including sales, marketing, network operations, engineering and finance personnel. U.S. Cellular operates six regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market wireless service to business customers. Retail sales associates work out of approximately 500 U.S. Cellular-owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

        U.S. Cellular continues to expand its relationships with agents, dealers and non-U.S. Cellular retailers to obtain customers, and at year-end 2002 had contracts with approximately 900 of these businesses aggregating approximately 1,800 locations. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. U.S. Cellular's agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular's dealers include car stereo companies, major appliance dealers, office supply dealers and mass merchants including national companies such as Wal-Mart, Staples, Best Buy and American TV. Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-U.S. Cellular retailer accounted for 10% or more of U.S. Cellular's operating revenues during the past three years.

        U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing U.S. Cellular's wireless service and to establish familiarity with U.S. Cellular's name. U.S. Cellular operates under a unified brand name and logo, U.S. CellularSM, across all its markets, and uses the tag line, "We Connect With You"SM.

        U.S. Cellular continues to actively advertise its digital service offerings through both television and radio advertising, resulting in a significant increase in the number of customers on digital rate plans during 2002, and as of year-end 2002 over 80% of U.S. Cellular's customers were using digital services. Advertising is directed at gaining customers, improving customers' awareness of the U.S. CellularSM brand, increasing existing customers' usage of U.S. Cellular's services and increasing the public awareness and understanding of the wireless services offered by U.S. Cellular. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular supplements its advertising with a focused public relations program. This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of U.S. Cellular. These programs are aimed at supporting the communities in which U.S. Cellular serves. The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through U.S. Cellular's Stop Abuse From Existing programs, to supporting safe driving programs.

        In late 2002, after acquiring the Chicago license from PrimeCo, U.S. Cellular launched its U.S. Cellular brand in the Chicago market. U.S. Cellular developed a new series of locally focused TV and radio commercials, featuring actress Joan Cusack, to convey its customer satisfaction strategy to a new marketplace. In conjunction with the brand launch, U.S. Cellular created a one-time price plan promotion while opening new retail and agent locations, rebranding the former PrimeCo locations and designating a customer service team to work with current and potential customers in the Chicago market to familiarize them with U.S. Cellular's brand of customer service. Initial reactions to the brand launch have been favorable, generating a high volume of traffic in U.S. Cellular's Chicago area locations. Also, in January 2003, U.S. Cellular signed a naming rights contract with the Chicago White Sox baseball team to rename their ballpark U.S. Cellular Field.

        The following table summarizes, by operating market area, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's majority-owned markets that were operational and had begun marketing activities as of December 31, 2002.

Operating Market Areas	Population(1)	Customers	Penetration
Midwest Market Area	19,627,000	2,039,000	10.39%
Mid-Atlantic Market Area	5,310,000	591,000	11.13%
Northwest Market Area	2,639,000	370,000	14.02%
Florida/Georgia Market Area	1,806,000	167,000	9.25%
Texas/Oklahoma/Missouri/Kansas Market Area	2,250,000	324,000	14.40%
Maine/New Hampshire/Vermont Market Area	1,751,000	293,000	16.73%
Eastern Tennessee/Western North Carolina Market Area	1,377,000	177,000	12.85%
Southern Texas Market Area	1,326,000	78,000	5.88%
Other Markets	482,000	64,000	13.28%

	36,568,000	4,103,000	11.22%

(1)
Represents 100% of the population of the licensed areas that were operational and in which U.S. Cellular had begun marketing activities and has a controlling financial interest for financial reporting purposes, based on 2001 Claritas population estimates. "Population" in this context includes only the areas covering such markets and is only used for the purpose of calculating market penetration and is not related to "population equivalents" as previously defined.

Customers and System Usage

        U.S. Cellular provides service to a broad range of customers from a wide spectrum of demographic segments. U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses and professionals. Increasingly, U.S. Cellular is providing wireless service to consumers and to customers who use their wireless telephones for mixed business and personal use as well as for security purposes. A major portion of U.S. Cellular's recent customer growth is from these users.

        U.S. Cellular's wireless systems are used most extensively during normal business hours. On average, the retail customers in U.S. Cellular's consolidated markets used their wireless systems approximately 304 minutes per unit each month and generated retail service revenue of approximately $38 per month during 2002, compared to 216 minutes and $36 per month in 2001. Revenue generated by roamers using U.S. Cellular's systems ("inbound roaming"), together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit in consolidated markets to $47 during 2002. Average monthly service revenue per customer unit increased approximately 2% during 2002. This increase was primarily due to an increase in the number of minutes used by both retail customers and roamers, partially offset by decreases in average revenue per minute of use from both retail customers and roamers. Competitive pressures, continued penetration of the consumer market and U.S. Cellular's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2002. The decrease in inbound roaming revenue per minute was primarily due to the general downward trend in per minute prices for roaming negotiated between U.S. Cellular and other wireless operators. U.S. Cellular anticipates that average monthly retail service revenue per customer unit will remain relatively constant in the near future, while total monthly service revenue per customer is expected to decline slightly in the future. However, this effect is anticipated to be more than offset by increases in U.S Cellular's customer base; therefore, U.S. Cellular anticipates that total revenues will continue to grow for the next few years.

        U.S. Cellular's main sources of revenue are from its own customers and from inbound roaming customers. The interconnectivity of wireless service enables a customer to place or receive a call in a wireless service area away from the customer's home service area. U.S. Cellular has entered into roaming agreements with operators of other wireless systems covering virtually all systems in the United States, Canada and Mexico, including most major PCS operators. Roaming agreements offer customers the opportunity to roam on these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular's system. The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer's carrier. The charge is billed by U.S. Cellular to the customer's home system, which then bills the customer. In some instances, based on competitive factors, many carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged to the carriers by other wireless carriers for roaming.

        The following table summarizes certain information about customers and market penetration in U.S. Cellular's consolidated operations.

	Year Ended or At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Majority-owned and managed markets:
Wireless markets in operation (1)	149	142	139	139	138
Total population of markets in service (000s)	36,568	25,670	24,912	24,861	24,370
Customer Units:
at beginning of period (2)	3,461,000	3,061,000	2,602,000	2,183,000	1,710,000
acquired (divested) during period (3)	332,000	46,000	(24,000)	15,000	19,000
additions during period (2)	1,244,000	1,095,000	1,154,000	1,000,000	896,000
disconnects during period (2)	934,000	741,000	671,000	596,000	442,000
at end of period (2)	4,103,000	3,461,000	3,061,000	2,602,000	2,183,000
Market penetration at end of period (4)	11.22%	13.48%	12.29%	10.47%	8.96%
Consolidated revenues	$2,184,478	$1,894,830	$1,716,640	$1,576,429	$1,315,535
Depreciation expense	311,993	237,346	205,916	184,830	167,150
Amortization expense	39,161	63,312	59,782	45,142	39,629
Operating Income	281,166	317,212	292,313	255,842	176,075
Capital expenditures	730,645	503,334	305,417	277,450	320,417
Business segment assets	$4,699,132	$3,759,157	$3,446,852	$3,365,733	$3,039,427

(1)
Represents the number of cellular or PCS licensed areas in which U.S. Cellular owned a controlling financial interest and which was operational at the end of each respective period. The revenues and expenses of these licensed areas are included in U.S. Cellular's consolidated revenues and expenses for each period.

(2)
Represents the approximate number of revenue-generating wireless telephones served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenue generated by such wireless telephones is included in consolidated revenues.

(3)
Represents the approximate number of revenue-generating wireless telephones added to or subtracted from U.S. Cellular's customer base during the period due to acquisitions or divestitures of wireless licenses.

(4)
Computed by dividing the number of customer units at the end of the period by the total population of markets in service as estimated by Claritas (1997-2001) for the years 1998-2002, respectively.

Products and Services

        Wireless Telephones and Installation.    U.S. Cellular offers a full range of wireless telephones for use by its customers, including both analog and digital handsets. Features offered in some of the wireless telephones include hands-free calling, repeat dialing and others. U.S. Cellular's digital service offerings include additional features such as caller ID, short messaging services and data transmission, and a majority of new customers are selecting dual-mode or tri-mode wireless telephones, which can be used on analog and digital networks, to fully utilize these features. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming regardless of their travel patterns. New customers are selecting from a variety of wireless telephones. These units are stylish, compact, fully featured and attractively priced. They appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population.

        U.S. Cellular negotiates volume discounts with its wireless telephone suppliers. U.S. Cellular significantly increased its purchasing power in 2002 by implementing a new distribution software system that enables U.S. Cellular to sell and distribute handsets to its agents. U.S. Cellular discounts wireless telephones sold to customers to meet competition or to stimulate sales by reducing the cost of becoming a wireless customer. In most instances, where permitted by law, customers are generally required to sign a service contract with U.S. Cellular. U.S. Cellular also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

        U.S. Cellular has established service facilities in many of its local markets to ensure quality service of the wireless telephones it sells. These facilities allow U.S. Cellular to improve its service by promptly assisting customers who experience equipment problems. Additionally, U.S. Cellular employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

        Wireless Services.    U.S. Cellular's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular's brand positioning. U.S. Cellular generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes enabling the customer to get more value for their money. Business plans are offered to companies to meet their unique needs. U.S. Cellular's national rate plan, SpanAmericaSM, prices all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular is continually reviewing its prepaid offerings, including its traditional TalkTracker® offering and the prepaid services offered in the Chicago market, to streamline them and make them more compatible with the lifestyles of the customers who want to buy this product.

        U.S. Cellular's customer bills typically show separate charges for custom-calling features, airtime in excess of the packaged amount, and toll calls. Custom-calling features provided by U.S. Cellular include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

        Regulatory Environment.    The operations of U.S. Cellular are subject to FCC and state regulation. The wireless telephone licenses held by U.S. Cellular are granted by the FCC for the use of radio frequencies in the 850 megahertz (MHz) band ("cellular" licenses), and in the 1900 MHz band ("PCS" licenses), and are an important component of the overall value of the assets of U.S. Cellular. The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 ("Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and to streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

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

        Since January 1, 2002, an entity which controls one cellular system in an MSA has been able to control the competing cellular system in that MSA. The FCC determined that wireless competition in MSAs among cellular, PCS and certain SMR carriers, such as Nextel, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on MSA cross-ownership. However, the FCC has retained the rule which prohibits any entity which controls a cellular system in an RSA from owning an interest exceeding five percent in another cellular system in the same RSA, though that rule may be waived in appropriate circumstances.

        The FCC has also allocated a total of 140 MHz for broadband PCS, 20 MHz to unlicensed operations and 120 MHz to licensed operations, consisting of two 30 MHz blocks in each of 51 Major Trading Areas ("MTAs") and one 30 MHz block and three 10 MHz blocks in each of 493 Basic Trading Areas ("BTAs"). Subject to some conditions, the FCC permits licensees to split their licenses and assign a portion, on either geographic or frequency basis, or both, to a third party.

        Between January 1, 2002 and January 1, 2003, no entity was allowed to have a controlling interest in more than 55 MHz of cellular, PCS, or "covered" SMR spectrum in a given MTA or BTA. Cellular systems have 25 MHz of spectrum, and PCS systems may have 10, 15, or 30 MHz of spectrum. As of January 1, 2003, this "spectrum cap" has been eliminated, and the FCC will determine whether acquisition of wireless licenses are in the public interest on a case-by-case basis under criteria which have not yet been specified.

        The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

        The FCC must be notified each time an additional cell is constructed which enlarges the service area of a given market. The FCC's rules also generally require persons or entities holding wireless construction permits or licenses to coordinate their proposed frequency usage with neighboring wireless licensees in order to avoid electrical interference between adjacent systems. The coordination process has become more complex as neighboring systems have begun to employ differing digital technologies. The height and power of base stations in the wireless system are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.

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

        Pursuant to 1993 amendments to the Communications Act, cellular and PCS services are classified as Commercial Mobile Radio Service ("CMRS"), in that they are services offered to the public, for a fee, which is interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

        All CMRS wireless licensees must satisfy specified coverage requirements. Cellular licensees were required, during the five years following the initial grant of the respective license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC. All 30 megahertz block PCS licensees must construct facilities that provide coverage to one-third of the population of the service area within five years of the initial license grants and to two-thirds of the population within ten years. All other licensees and certain 10 and 15 megahertz block licensees must construct facilities that provide coverage to one-fourth of the population of the licensed area or "make a showing of substantial service in their license area" within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

        Cellular and PCS licenses are granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular's licenses which it applied to have renewed between 1994 and 2002 were renewed.

        All of U.S. Cellular's approximately 1,100 FCC licenses for the microwave radio stations it uses to link its cell sites with each other and with its MTSOs had to be renewed in 2001. All of those licenses were renewed for ten year terms. All newly obtained microwave licenses receive ten year terms as well.

        U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for a renewal expectancy in its upcoming renewal filings. Accordingly, U.S. Cellular believes that current regulations will have no significant effect on the renewal of its licenses. However, changes in the regulation of wireless operators or their activities and of other mobile service providers could have a material adverse effect on U.S. Cellular's operations.

        Recent Events.    There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed new "enhanced 911" regulations on wireless carriers. The rules require wireless carriers to provide increasingly detailed information about the location of wireless 911 callers in two phases. The obligation of a wireless carrier to provide this information is triggered by a qualifying request from state or local agencies that handle 911 calls in the markets served by the wireless carrier. In phase one, which has been required since April 1998, wireless carriers are required to identify the location of the cell site from which a wireless call has been made and the wireless 911 caller's phone number. U.S. Cellular has timely provided this information in compliance with the FCC's rules in most but not all of its markets.

        In 2001, U.S. Cellular filed a request for a waiver of phase two of the FCC's E-911 rules that required wireless carriers to provide more precise lattitude and longitude location information about wireless 911 callers by October 1, 2001. In July 2002, the FCC released an order that delayed until March 1, 2003, the deadline by which certain medium-sized wireless carriers, including U.S. Cellular, were required to provide more precise phase two location information in response to qualifying requests from state or local 911 agencies. U.S. Cellular is in compliance with the revised phase two enhanced 911 requirements in most of its markets. However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC's phase one or phase two requirements in all its markets.

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

        The FCC has adopted requirements which will make it possible for subscribers to retain, subject to certain geographic and other limitations, their existing telephone numbers when they switch from one service provider to another. This number portability will include switching between Local Exchange Carriers ("LECs") and other wireline providers, between wireless service providers and between LEC/wireline and wireless providers. LECs, in the 100 largest MSAs, had implementation deadlines by the end of 1998 at those switches which received specific requests for number portability. The FCC has extended the compliance date for cellular, broadband PCS, and certain other wireless providers to November 2003.

        Cellular and broadband PCS providers also had to be capable, by November 2002, of receiving from the numbering authorities telephone numbers in "blocks" of 1,000, rather than 10,000, as has been the case previously. This action is intended to conserve telephone numbers, and extend the life of the current numbering system.

        U.S. Cellular is now in compliance with the FCC's thousands block number "pooling" requirements and is working to comply with the FCC's number portability requirements. Both requirements are complex and will require extensive capital investment. A substantial portion of this investment has been made as of December 31, 2002.

        In another proceeding, the FCC in 1996 adopted rules regarding the method by which wireless carriers and LECs shall compensate each other for interconnecting wireless and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between LECs and wireless carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by wireless carriers to LECs. Symmetrical and reciprocal compensation means wireless carriers and LECs must pay each other at the same rate. Interconnection rate issues will be decided by the states. Wireless carriers are now paying and in the future can be expected to pay lower rates to LECs than they previously paid. This result was favorable to the wireless industry and somewhat unfavorable to LECs.

        The FCC is currently considering a proposal to eliminate reciprocal compensation between wireless carriers and LECs and to move toward a so-called "bill and keep" system. If adopted, this change in the rules would also be favorable to wireless carriers, as wireless customers currently make more calls to wireline customers than vice versa.

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

        The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a new universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by support payments from the "universal service" fund, to which, as noted above, all carriers with interstate and international revenues must contribute. Such payments, based on a percentage of the total "billed revenue" of carriers for a given previous period of time, began in 1998.

        Beginning in February 2003, such payments will be based on estimates of future revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances under the new system if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, and Wisconsin and has received payments for services provided to high cost areas within the state of Washington.

        Under a 1994 federal law, the Communications Assistance to Law Enforcement Act ("CALEA"), all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. U.S. Cellular is now substantially in compliance with CALEA requirements. U.S. Cellular has, however, sought from the FCC an extension of time until July 1, 2003 to comply with certain CALEA requirements in its newly acquired PCS system in the Chicago MTA.

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

        The FCC has pending two proceedings which may have a considerable impact on wireless carriers. In the first proceeding, the FCC is considering whether CMRS carriers may obtain the use of certain facilities from wireline carriers (for example, for telephone lines linking cell sites), at the unbundled network element ("UNE") prices, now charged to CLECs, which are lower than those charged to CMRS carriers. If the FCC determines that CMRS carriers may obtain the use of wireline facilities at UNE prices, that result would be favorable to wireless carriers. Currently, U.S. Cellular predominantly employs microwave facilities, and not leased wireline facilities, to link its cell sites.

        In the second proceeding, the FCC adopted an order in January 2003, pursuant to which the Mobile Satellite Service ("MSS") will permit its licensees to offer terrestrial wireless service in competition with CMRS carriers, provided the MSS licensees also offer satellite telephone service, which will involve building their proposed satellite networks. Assuming the MSS licensees do build their satellite networks and thus obtain "ancillary terrestrial authority," the increased competition could be unfavorable to existing CMRS carriers.

        As noted above, as of January 1, 2003, the FCC's "spectrum cap" has been repealed, with the exception that no one entity may control the two cellular licensees in a single RSA. With that exception, the FCC's rules impose no barrier to wireless acquisition in the same market or nationally. The FCC will now review wireless acquisitions on a case-by-case basis to determine whether they serve the public interest.

        PCS technology is similar in many respects to cellular technology. Where it has become commercially available, this technology is capable of offering increased capacity for wireless two-way and one-way voice, data and multimedia communications services and has resulted in increased competition with U.S. Cellular's operations in virtually all of its markets. The ability of these PCS licensees to complement or compete with existing cellular licensees will be affected by future FCC rule-makings. These and other future technological and regulatory developments in the wireless telecommunications industry and the enhancement of current technologies will likely create new products and services that are competitive with the services currently offered by U.S. Cellular. There can be no assurance that U.S. Cellular will not be adversely affected by such technological and regulatory developments.

        In January 2000, the FCC took an action which may have an impact on both cellular and PCS licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 MHz of spectrum in the 747-762 MHz and 777-792 MHz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 MHz band, a portion of which was auctioned in 2002. The majority of the spectrum in these bands is being auctioned in large regional service areas, although there is a portion available which covers individual MSA and RSA markets. The FCC conducted an auction for the MSA and RSA licensed spectrum and certain other portions of the 688-746 MHz spectrum which ended in September of 2002. Additional auctions to license the 688-792 MHz spectrum are anticipated in 2003 and 2004.

        There is also pending before the FCC a proceeding to develop licensing rules for additional spectrum in the 1700 MHz and 2100 MHz for third-generation wireless use. Third-generation wireless is intended to provide high-speed data services, as well as full-motion video and other advanced wireless services. The FCC has projected that this spectrum will be auctioned in 2004.

        In June of 2002 the FCC created a Spectrum Policy Task Force and commenced proceedings to review and make recommendations on broad categories of possible spectrum policy change. The allocation of additional spectrum for unlicensed services, which has been strongly promoted by various manufacturers of 802.11b devices and Wi-Fi service providers, has emerged from that review process as a potentially significant shift in FCC spectrum policy affecting wireless competition between carriers who paid for spectrum and those who plan to implement networks using unlicensed free spectrum. The FCC commenced proceedings in December 2002 to allocate additional spectrum in the television broadcast bands as well as the 3650-3700 MHz band for unlicensed services and is expected to propose a significant expansion of unlicensed spectrum uses above 5 gigahertz in 2003.

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

        In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of CMRS carriers, even if such activities might have an incidental effect on wireless rates. This ruling has led to more state regulation of CMRS carriers, particularly from the standpoint of consumer protection.

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

        The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and handsets used in connection with commercial mobile radio service. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit's ruling. U.S. Cellular's network facilities and the handsets it sells to customers comply with these standards.

        Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Although some studies have suggested that radio frequency emissions may cause certain biological effects, most of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Research and studies are ongoing. These concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on U.S. Cellular's results of operations. Several class action and single-plaintiff lawsuits have been filed against several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The lawsuits seek substantial monetary damages as well as injunctive relief. One important case in which the plaintiff alleged that his brain tumor had been caused by his cellular telephone use, Newman v. Verizon et al, was dismissed in the U.S. District Court in Maryland, in October 2002. There can be no assurance, however, that other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular.

Competition

        In markets where it owns and operates cellular licenses, U.S. Cellular's principal competitors for wireless telephone service in each market are the licensees of the second cellular system in that market and the PCS and ESMR licensees. Since each of these competitors operates its system using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers between these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. The competing entities in many of the markets in which U.S. Cellular has an interest have financial resources which are substantially greater than those of U.S. Cellular and its partners in such markets.

        The FCC's rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

        U.S. Cellular expects wireless operators to continue deployment of PCS in all of U.S. Cellular's licensed areas throughout 2003. In recent years, ESMR providers have initiated service in many of U.S. Cellular's markets. Although less directly a substitute for other wireless services, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

        Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for wireless systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for land-based cellular systems in such areas. Some initial deployments have been made and service is now being provided in certain areas. It is also possible that the FCC may in the future assign additional frequencies to cellular telephone service or ESMR service to provide for more competitors in each market.

TDS Telecom Operations

Overview

        TDS's telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a wholly owned business unit of TDS. TDS Telecom's corporate headquarters are located in Madison, Wisconsin. TDS Telecom is a holding company which, through its affiliates, provides high-quality telecommunication services, including full-service local exchange service, long-distance telephone service, and Internet access, to rural and suburban communities. TDS Telecom has 111 telephone company subsidiaries that are considered Incumbent Local Exchange Carriers ("ILECs"). An ILEC is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom served approximately 711,200 equivalent access lines in 28 states through its ILEC subsidiaries at December 31, 2002. TDS Telecom also provides telecommunications services as a Competitive Local Exchange Carrier ("CLEC") through its subsidiaries—TDS Metrocom and USLink.

        The table below sets forth, as of December 31, 2002, the eight largest states of TDS Telecom's ILEC operations based on the number of equivalent access lines and the total number of equivalent access lines operated by all of the ILEC subsidiaries of TDS Telecom.

State	Number of Equivalent Access Lines at December 31, 2002	% of Total
Wisconsin	158,321	22.3%
Tennessee	110,145	15.5
Georgia	51,187	7.2
New Hampshire	38,184	5.4
Minnesota	36,710	5.2
Indiana	34,087	4.8
Alabama	28,786	4.0
Maine	28,713	4.0

Total for 8 Largest States	486,133	68.4
Other States	225,067	31.6

Total	711,200	100.0%

        Each TDS Telecom ILEC provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Regional Bell Operating Companies ("RBOCs"), which purchase network access from the TDS Telecom ILECs. In 2000, TDS Telecom set up a long distance unit to resell long distance service in its ILEC markets and served 197,500 long distance customers at December 31, 2002, an increase from 125,300 at December 31, 2001.

        In 1998, TDS Telecom affiliates began providing telecommunications services as a CLEC in the greater Madison and Appleton areas of Wisconsin under the TDS Metrocom brand name and in Minnesota markets including Minneapolis/St. Paul under the USLink brand name. CLEC is a term that depicts companies that enter the operating areas of traditional telephone companies to offer local exchange and other telephone services. In 2001, TDS Metrocom began providing service in Lake County, Illinois and southern Michigan. TDS Telecom served approximately 291,400 equivalent access lines through its CLEC subsidiaries at December 31, 2002.

        Future growth in telephone operations is expected to be derived from providing service to new or presently underserved customers, expanding service in the areas currently served by TDS Telecom and others, upgrading existing customers to higher grades of service and increasing penetration of services. Additionally, growth is expected from additional services made possible by advances in technology, and the acquisition or development of additional ILEC and CLEC operations.

        TDS Telecom is committed to offering its customers a full complement of telecommunications services and bundles those services in customer friendly packages to provide a single source for its customers' telecommunication needs. TDS Telecom intends to provide its customers with expanded communications products and services covering their local, long distance and data needs.

        The following table summarizes certain information regarding TDS Telecom's telephone and Internet operations:

	Year Ended or At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
ILEC Equivalent Access lines (1)	711,200	678,300	619,600	583,300	555,000
% Residential	74.9%	74.8%	75.8%	76.3%	77.0%
% Business (nonresidential)	25.1%	25.2%	24.2%	23.7%	23.0%
CLEC Equivalent Access lines (2)	291,400	192,100	112,100	65,900	34,100
Internet Customers:
ILEC	117,600	117,500	72,100	63,600	42,300
CLEC	24,700	13,700	11,200	9,400	5,800
Consolidated:
Total Revenues	$800,888	$693,712	$610,216	$545,917	$488,104
Depreciation and amortization expense	159,291	149,361	133,445	123,350	111,402
Operating income	105,189	118,943	127,753	114,551	94,412
Construction expenditures	168,405	196,816	150,602	122,181	143,125
Business segment assets	$2,105,108	$1,741,324	$1,365,803	$1,306,730	$1,270,602
ILEC:
Total Revenues	$626,787	$576,817	$528,981	$492,530	$461,360
Depreciation and amortization expense	130,232	131,787	124,389	117,443	108,173
Operating income	167,914	161,916	142,708	124,093	103,875
Construction expenditures	116,486	99,866	93,401	99,154	119,697
Business segment assets	$1,858,923	$1,527,758	$1,245,260	$1,243,068	$1,227,479
CLEC:
Total Revenues	$176,602	$118,812	$84,720	$55,173	$29,743
Depreciation and amortization expense	29,059	17,574	9,056	5,907	3,229
Operating income (loss)	(62,725)	(42,973)	(14,955)	(9,542)	(9,463)
Construction expenditures	51,919	96,950	57,201	23,027	23,428
Business segment assets	246,185	213,566	120,543	63,662	43,123
Intra-company Revenue Elimination	$(2,501)	$(1,917)	$(3,485)	$(1,786)	$(2,999)

(1)
The historical statistics for the ILECs, which had been based on access lines, have been adjusted to an equivalent number of access lines. The change to equivalent access line reporting was made to account for an increasing use of data lines. An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office. Access line equivalents are derived by converting high capacity data lines to the estimated capacity of one switched access line.

(2)
The statistics for CLECs have in the past been and continue to be reported using equivalent access lines.

Business Strategy

        TDS Telecom has historically produced revenue growth in its ILEC markets by providing its customers with state-of-the-art telecommunications solutions, maintaining a high quality of on-going service and selectively acquiring local telephone companies. Management believes that TDS Telecom has a number of advantages as an ILEC, including a modern network substantially upgraded to provide a variety of Advanced Calling Services ("ACS"), a strong local presence, an established brand name and economies of scale not available to smaller independent operators. However, the competitive environment in the telecommunications industry has changed significantly as a result of technological advances, increasing customer requirements and regulatory changes, including the Telecommunications Act of 1996 ("the Telecommunications Act"). In response to this challenging competitive environment, TDS Telecom's business plan is designed to leverage TDS Telecom's strength as an ILEC into a full-service telecommunications company that includes CLEC operations. The business plan provides for TDS Telecom to meet these challenges in three areas:

  •
  Growing and protecting TDS Telecom's core ILEC business;

  •
  Leveraging its strengths into attractive new markets (CLEC); and

  •
  Developing, deploying, and marketing high-growth new services with an emphasis on data.

        The ILEC industry has begun to see a decline in long distance minutes of use and the use of second lines by customers. Many CLECs have failed and declared bankruptcy. Both ILECs and CLECs are faced with significant challenges from changes in regulation, technology and competition and from other factors affecting the telecommunications industry. While the TDS Telecom carriers have not suffered as much as many other providers from the recent telecommunications industry business challenges, the industry decline in long distance minutes of use and use of second lines by customers, the economic downturn, growing competition from wireless providers and potential losses of revenues or increases in expenses due to changes in regulation, technology and competition could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

ILEC Segment

        TDS Telecom's goal is to be a leading integrated communications provider in its ILEC markets. As of December 31, 2002, TDS Telecom was the 7th largest non-Bell local exchange telephone company in the United States based upon a survey by United States Telecommunications Association. This ranking was based on the number of telephone access lines served. Virtually all of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers. These services include call forwarding, conference calling, caller identification (with and without name identification), selective call ringing and call waiting.

        As operating companies of one of the major independent local exchange holding companies in the United States, TDS Telecom's ILECs provide both local telephone service and access to the long distance network for customers in their respective service areas. The ILECs also provide directory advertising through a contract with another company, and billing and collection services to interexchange carriers ("IXCs"). IXCs are telephone companies that are allowed to provide long-distance telephone service between local exchange areas. TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

Succeeding in the Core ILEC Business

        TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. Management believes that this strategy encompasses many components including the customers within the market, market strategy, federal financing, federal support revenues, acquisition plans, competitors, and construction and development. These facets of the business are all impacted by regulations imposed by the FCC, as discussed below. Each component identified is discussed in detail below.

Retail and Wholesale Markets

        TDS Telecom's ILEC retail presence includes 118 sales and service offices in 28 states. These offices serve both residential and business customers. Approximately 75% of TDS Telecom's retail equivalent access lines serve residential customers and approximately 25% serve business customers. Retail customers are composed primarily of residential customers, businesses, government and institutional telecommunications users.

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

        Most business customers could be described as small to medium sized businesses or small office/home office type customers. TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are employed for each segment. Account executives focus on the most profitable customers by staying in contact with them on a regular basis. TDS Telecom employs a strong performance based compensation plan for its account executives targeted at profitable revenue and customer satisfaction results.

        In nearly all of its markets, TDS Telecom offers the complete family of custom calling services including call waiting, call forwarding, three-way calling, and speed dialing. TDS Telecom's advanced calling services family of products is centered around Caller ID service. In 2002 and 2001, the ACS family of services were available to 98% of the lines in service. Penetration of Caller ID increased from 28% to 31% of lines equipped.

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

        Value Added Product Bundles and Packages.    Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of telecommunications services and bundling those services in customer-friendly packages, it can build customer loyalty and reduce customer churn. TDS Telecom enhanced its product offerings in 2002 with the launch of product/service bundles and expansion of its Digital Subscriber Line ("DSL") markets. Additionally, TDS Telecom continued to expand its presence in the data market with virtual private networks and Internet co-location products. A virtual private network provides connectivity between two points using the public Internet as the transport mechanism. Co-location provides customer web server hosting at a TDS facility, providing rack space, Internet bandwidth, and environmental facilities. TDS Telecom continued to grow its long distance venture and is now the number two long distance provider in its franchise territory.

        Brand Equity.    TDS Telecom continued to build on the branding process started in 1996. This included the launch of a new logo and brand look/feel. TDS Telecom continued to increase its Internet web presence. TDS Telecom's web site offers product and service information, company information, product/service ordering capability, e-service options, and account management. TDS Telecom also moved its branded Internet "portal' in-house. This change enables more control over this very important customer-facing web element. TDS Telecom sites, including both the company core sites and the portal site, receive over 3.7 million page views per month. TDS Telecom continues to leverage its sales and marketing messages through cost-effective public relations activities and messages. Management of TDS Telecom believes that branding will increase the loyalty of its customers and reduce expenses through more cost-effective marketing.

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

        TDS Telecom continued leveraging its Virtual Business Office ("VBO") initiative in 2002. This initiative enables multiple local sales and service offices to function as a single office. TDS Telecom continues to provide superior 24 hours-per-day, 7 days-per-week customer service. TDS Telecom continued to standardize training and procedures throughout 2002 to increase customer service levels without increasing costs. Customer surveys show that customer satisfaction with transactions in the VBO environment continues to be as good or better than satisfaction with transactions in the prior environment.

        The wholesale market focus is on access revenues. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long-distance traffic on their networks. Access charges, billing and collection services and other primarily traditional wholesale offerings generated $343 million, or approximately 55%, of TDS Telecom's ILEC revenue for the year ended December 31, 2002. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return. If the FCC adopts further changes in access charge regulations that reduce the revenues from interstate access charges, TDS Telecom may attempt to replace lost access revenues through other charges or universal service support payments. However, there can be no assurance that TDS Telecom will be able to replace lost revenues. If TDS Telecom is unable to replace lost revenues, this could have a material adverse effect on its financial condition, results of operations and cash flows.

        Where applicable and subject to state regulatory approval, TDS Telecom's ILEC subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, formerly a source of substantial revenues to TDS Telecom's ILECs, have been replaced with access-charge-based arrangements. In these cases, access charges are typically set to generate revenue flows similar to those realized in the pooling process. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates. Some states also utilize a state high cost fund or state subscriber line charge ("SLC") to offset access charge reductions. There can be no assurance that TDS Telecom will be able to obtain favorable adjustments in other rates to replace lost revenues. If TDS Telecom is unable to replace lost access charge revenues with increased revenues in other areas, this could have a material adverse effect on its financial condition, results of operations and cash flows.

Federal Financing

        TDS Telecom's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service ("RUS"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Currently, the RUS is authorized to issue hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (6.05% for its fiscal year ended September 30, 2002), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money. All such loans have a maturity date based on the life of the assets being financed.

        Substantially all of TDS Telecom's telephone plant is pledged under, or is otherwise subject to, mortgages securing obligations of the operating telephone companies to the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. In any calendar year, companies with greater than 40% net worth to total assets can distribute the entire amount above 40%. The majority of TDS Telecom's telephone subsidiaries exceed this percentage. Approximately $778.8 million may be paid as dividends from the operating subsidiaries to TDS Telecom as of December 31, 2002.

        At December 31, 2002, TDS Telecom's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $105.8 million, at a weighted average annual interest rate of 5.30%, to finance specific construction activities in 2002 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. TDS Telecom's operating telephone companies may make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications will be accepted or what the terms or interest rates of any future loan commitments will be or that Congress will continue making the annual appropriations to fund these programs.

Federal Support Revenues

        To promote universal service, the FCC has developed a number of federal universal support mechanisms, including support for high cost rural providers and Lifeline/Linkup support, to keep telephone rates affordable for both high-cost rural areas and low-income customers. Most of TDS Telecom's ILEC subsidiaries utilize the federal support mechanisms, since they provide telephone service in rural areas and offer service to low-income customers. The FCC has used a staggered approach to reform these federal universal support mechanisms, with rural and non-rural companies being addressed separately. Non-rural companies began using the FCC's forward-looking cost proxy model to determine universal service support on January 1, 2000, while rural companies continue to operate under interim decisions prolonging the status quo of embedded cost until the FCC's next reexamination of its high cost support mechanism for non-price cap carriers. There is no assurance that future FCC decisions will maintain current levels of support, which may mean that the TDS ILECs may need to seek to recover more of their costs from their end-user providers, or current cost measurement methods. If TDS Telecom is unable to recover lost support through other sources, this could have a material adverse effect on its financial condition, results of operations and cash flows.

        Historically, telephone company acquisition and investment decisions have assumed the ability to recover the cost and a reasonable rate of return through local service, access, and support revenues. As universal service and access are reformed, these revenue streams are becoming less certain. Potential declining access rates and revisions to universal service support may lead to higher local rates and/or declining earnings while changes in the universal service funding system could affect TDS Telecom's acquisition and investment strategy.

Telephone Acquisitions—ILEC

        TDS and TDS Telecom may continue to make opportunistic acquisitions of operating telephone companies. Since January 1, 1998, TDS has acquired eleven telephone companies and an additional minority interest in one telephone company serving a total of 89,300 net equivalent access lines for an aggregate consideration totaling $385.1 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted of $376.4 million in cash and notes, and 200,000 TDS Common Shares.

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

ILEC Markets Competition

        The Telecommunications Act of 1996 initiated a process of transformation in the telecommunications industry. Public policy has for some time embraced the dual objectives of universal service and competition for long distance services and, to a more limited extent, permitted some local service competition, for example, from wireless providers. The Telecommunications Act, however, established local competition as a national telecommunications policy. The Telecommunications Act requires non-exempt ILECs to provide "reasonable and non-discriminatory" interconnection services and access to unbundled network elements to any CLEC that seeks to enter the ILEC's market. The Telecommunications Act also allows CLECs to collocate network equipment in ILEC central offices and prevents ILECs and CLECs from unduly restricting each other from the use of facilities or information that enable competition. However, all of the TDS Telecom ILECs (except Mid-Plains), as rural telephone companies, currently remain exempt from the most burdensome market-opening requirements under a provision discussed in the ILEC Regulation section below. The exemption rules, coupled with the economics of competing in lower population density markets and the high service quality TDS Telecom provides, have delayed wireline CLEC competitive entry in TDS Telecom's ILEC markets. TDS Telecom has experienced some reductions in the rate of access line growth and reductions in access minutes, due in part to the economy and in part to competitors such as cable providers who are offering high-speed Internet service via cable modems and wireless carriers who are offering nationwide calling plans. TDS Telecom continues to actively deploy its own high-speed Internet product offering, DSL, in its markets to meet its customer's broadband needs.

        TDS Telecom expects competition in the telecommunications industry to continue to develop in the coming years, especially in the larger urban areas and from wireless services, some of which are becoming qualified for subsidies in rural areas based on the costs of the incumbent local carrier serving the market and receiving high cost support. Many CLEC business models have been tried, but only a few models have proved successful in establishing long-term viable positions in the industry. TDS Telecom's strategy for retaining its ILEC customer base is to build customer loyalty by 1) providing superior service quality and customer care, 2) capitalizing on its local presence in the communities it serves, and 3) offering a suite of products and services bundled in response to customer preferences. There can be no assurance that TDS Telecom's strategy will be successful.

ILEC Markets Construction & Development

        In 2002, TDS Telecom continued its program of enhancing and expanding its service-providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as:

  •
  Signaling System 7 ("SS7"), a high-speed data network with dedicated access points that provides for various call set-up, call routing and enhanced calling features (98.2% of TDS Telecom ILEC customers are served with SS7 functionality),

  •
  CLASS Features, enhanced calling features available to subscribers, including Calling Line Identification,

  •
  V.90 modems pools to provide dial-up Internet access,

  •
  Fiber optic fed Digital Serving Areas ("DSAs"), a defined geographic area within an exchange that is served by a digital loop carrier system. The digital loop carrier system extends the line-side hardware of the central switch to the defined geographic area. Having this capability allows the expansion of services (such as higher data rates) to a greater number of customers residing at a distance from the Central Office Switching equipment, and

  •
  DSL, a technology that provides a high-speed data access channel between the customer's personal computer and the equipment located at the central office. This technology is supported on ordinary copper telephone lines using a digital modem at the customer premise and a similar modem located at the central office or DSA.

        During 2002, TDS Telecom launched DSL service in 9 markets and added 3 markets through acquisition, bringing total markets served to 35. While DSL technology has distance limitations and not all subscribers will have access to high-speed Internet services, current generation DSL technology allows for deployment of high-speed Internet service in DSAs with suitably equipped line concentrators.

        As TDS Telecom upgrades and expands its network, it is also standardizing equipment and processes to increase efficiency and has centralized the monitoring and management of its network to reduce costs and improve service reliability. This network standardization has assisted TDS Telecom in implementing its 24-hours-a-day/7-days-per-week Network Management Center. The Network Management Center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

        TDS Telecom's expected ILEC capital spending in 2003 is approximately $130 million compared to actual capital expenditures of $116.5 million in 2002 and $99.9 million in 2001. Financing for the 2003 capital additions will be primarily provided by internally generated funds.

ILEC Regulation

        TDS Telecom subsidiaries are primarily incumbent local exchange carriers ("ILEC"), the traditional regulated local telephone companies in their communities. TDS Telecom's ILEC subsidiaries are regulated by federal and state regulatory agencies, and TDS Telecom seeks to maintain positive relationships with these regulators. Rates, including local rates, intrastate toll rates and intrastate access charges, are subject to state commission approval in most states. The regulators also establish and oversee implementation of the provisions of the federal telecommunications laws, including interconnection requirements, promotion of competition, and the deployment of advanced services. TDS Telecom will continue to pursue desired changes in rate structures and regulation to attempt to maintain affordable rates and reasonable earnings. TDS Telecom has also elected alternative forms of regulation in several states and will continue to evaluate whether to pursue alternative regulation in its remaining states.

        All TDS Telecom subsidiaries in Alabama, Arkansas, Florida, Georgia, Michigan, Minnesota, Pennsylvania, most of Wisconsin and a few of the Indiana companies are now operating under an alternative form of regulation. In addition, alternative regulation for the remaining TDS Telecom subsidiaries in Indiana and for one subsidiary in New Hampshire may be implemented in 2003. The remaining states are currently under evaluation with the intent to pursue alternative regulation in those states in 2003 where it is found to be beneficial. For those states where alternative regulation is elected, TDS Telecom will need to ensure compliance within the constraints imposed, while taking advantage of the opportunities afforded under alternative regulation.

        While subsidiaries in those states under alternative regulation will not face as much regulatory scrutiny of their earnings, the subsidiaries in the remaining states will continue to file rate cases and face earnings reviews by the state regulatory commissions. Over the next several years, TDS Telecom will continue to manage these planned traditional rate cases, as well as responding to an increasing number of commission-initiated earnings reviews. Furthermore, other regulatory issues will need to be addressed, such as responding to the financial impacts of universal service and access reform and changes to industry settlements.

        For the TDS Telecom ILECs, state regulators generally approve rate adjustments, service areas, service standards, and accounting methods, and limit the return on capital based upon allowable levels. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States traditionally designated a single ILEC as the universal service provider in a local market and then regulated the entry of additional competing providers into the same local market. The Telecommunications Act of 1996, however, has largely pre-empted state authority over market entry. While a state may not impose requirements that effectively function as barriers to entry, and the FCC must pre-empt challenged state requirements if they impose such barriers to entry, a state still retains narrowly limited authority to regulate certain competitive practices in rural telephone company service areas. The boundary between state and federal jurisdiction is set by a joint state and federal cost allocation process. The FCC's 2001 interim jurisdictional separations freezing cost allocations costs between interstate and intrastate operations remains in effect to temper the impact of growth in Internet minutes, which are deemed local for separations purposes.

        Most of the TDS Telecom ILECs participate in both the National Exchange Carrier Association ("NECA") interstate common line and traffic sensitive access charge tariffs. TDS Telecom's operating companies also participate in the access revenue pools administered by the FCC-supervised NECA, which collects and distributes the revenues from interstate access charges. The FCC retains minimal regulatory oversight over interstate toll rates and other issues relating to interstate telephone service, but continues to regulate and has made recent changes to reform interstate access.

        On November 8, 2001, the FCC issued an order that reformed access for rate-of-return regulated ILECs including the TDS Telecom ILECs. The changes reduced per minute access charges paid by long distance carriers and raised business and residential subscriber line charges. The FCC removed "implicit support" from access charges to a new universal service fund and preserved the current 11.25% interstate rate of return. The FCC is now looking into incentive-type regulation for rate of return carriers.

        The FCC's re-examination of all currently regulated forms of intercarrier compensation remains undetermined. Additional controversies have arisen about what compensation wireless carriers and Internet telephony providers such as AT&T should pay for the long distance traffic ILECs terminate for wireless carriers' customers. Disputes about intercarrier compensation also continue over what calls are long distance and local under a variety of network configurations and service area boundaries. The FCC's tentative decision, if adopted and implemented, would replace existing intercarrier payments, including access charges for long distance traffic and reciprocal compensation for the transport and termination of local traffic, with a "bill and keep" plan that requires a carrier's end user customers to pay all costs of originating and terminating interstate long distance calls. While there was no action taken during 2002, the FCC is expected to reopen this proceeding in 2003. The TDS ILECs rely on access revenues as an important source of revenues. Unless these revenues can be recovered through a new universal service mechanism, or be reflected in higher rates to the local end user, or other methods of cost recovery can be created, the loss of revenues could be significant. TDS Telecom will continue to advocate continuation of access charges or sufficient substitutes for the lost revenues before the FCC. However, there can be no assurance that access charges will be continued or that sufficient substitutes for the lost revenues will be provided. If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse effect on TDS Telecom's financial condition, results of operations and cash flows.

        On May 23, 2001, the FCC modified its existing universal service support mechanism for rural local telephone companies by adopting an interim embedded cost mechanism for a five-year period. The FCC specifically "re-based" the capped high-cost loop support fund for rural telephone companies, but retained an indexed cap on the fund. The FCC also created a "rural growth factor" that allows the high-cost loop support fund to grow based on annual changes in inflation and the total number of rural working loops, and created new state certification requirements for receiving universal service support. Furthermore, the FCC allowed companies to disaggregate and target high-cost universal service support below the study area so support can be more closely associated with the cost of providing service in different parts of an ILEC's service area. TDS Telecom filed disaggregation plans with Universal Service Administrative Company ("USAC") on May 14, 2002 for each of its study areas, with the majority electing not to disaggregate below the study area level.

        All forms of federal support available to ILECs are now "portable" to any local competitor that qualifies for support as an Eligible Telecommunications Carrier (ETC). Portable per-line support is currently based on the incumbent's per line support and could make it more attractive to enter as a competitor in high-cost TDS Telecom ILEC service areas. The FCC, along with a Federal-State Joint Board, is reviewing the methods for calculating high-cost universal service support in study areas in which an ETC is providing service. In addition, they will review whether second lines should be supported and will look at whether creating smaller entry areas to stimulate competitors to seek subsidies is good public policy, especially given the increased growth in the total level of universal service support ultimately funded by interstate customers.

        The FCC has also adopted interim changes for the method of obtaining the funding used for federal universal service payments, while the FCC continues to consider whether to substitute end user connections for the current contribution mechanism based on interstate retail revenues. End user based contributions would require the TDS Telecom ILECs to contribute more towards universal service funding and recover higher surcharges from their end user customers. Despite interim adjustments to make the funding more sustainable, the FCC believes that more changes are necessary to stabilize the fund. Total federal funding has doubled since 1998, raising concerns that it will soon reach politically unacceptable levels. There can be no assurance that more federal funding will become available.

        The law requires all telecommunications carriers to interconnect with other carriers. ILECs and CLECs are required to permit resale and to provide number portability, dialing parity, access to rights-of-way and to pay reciprocal compensation. Unless exempted or granted a suspension or modification from these requirements, ILECs must also negotiate interconnection terms in good faith, not discriminate, unbundle their network and service components, offer their retail services at wholesale rates to their competitors, and allow other carriers to place equipment necessary for interconnection or access on their premises. The FCC also requires ILECs' rates for interconnection and network components to be based on "forward-looking economic costs."

        All TDS Telecom ILECs (except Mid-Plains) are exempt as "rural telephone companies" until they receive a bona fide request for interconnection and the state commission lifts the exemption. In the state of Tennessee, TDS Telecom has received an interconnection request from a CLEC in four markets for the purpose of transport and termination of local calling area traffic, and local number portability. TDS Telecom and the CLEC are negotiating an interconnection agreement. Both parties have filed a joint motion with the Tennessee Regulatory Authority to suspend the rural exemption proceeding as part of the CLEC's original interconnection request. In the state of Georgia, TDS Telecom has received an interconnection request from a CLEC in two markets.

        The FCC and various statutes also require carriers to comply with what may be costly duties, such as providing means for the FCC to monitor telephone lines and otherwise assisting in investigations, letting subscribers change to competitors' services without changing their telephone numbers, taking actions to preserve the available pool of telephone numbers, making telecommunications accessible for those with disabilities and other obligations. TDS Telecom is seeking to comply with these requirements where applicable or to qualify for exemptions or obtain desired suspensions or modifications where appropriate. At the same time TDS is seeking policies that provide a fair opportunity to recover the costs of complying. There can be no assurance that TDS Telecom will be successful in such efforts.

        The FCC continues to oversee disputes over how to encourage nationwide advanced broadband infrastructure development. TDS opposes deregulatory policies desired by some carriers because of adverse side effects on high-cost, rate-of-return and NECA pool member carriers. Any mandate for nationwide deployment at this time would require extensive additional investment. State commissions have also been seeking to mandate the deployment of advanced services and enhancements to the infrastructure (e.g., higher modem speeds, DSL), which will result in additional costs to condition the loops to provide the service. A court of appeals sent back the FCC's unbundled element determinations and vacated its line sharing rules. The FCC has proceedings to consider issues surrounding ILEC broadband deployment, deregulation of wireline provision of Internet access, universal service contribution requirements for cable modem providers and how to classify bundled broadband and information service offerings for regulatory purposes.

        The federal telecommunications law preserves interstate toll rate averaging and imposes a nationwide policy that interstate and intrastate long-distance rates of all long-distance carriers should not be higher in rural areas than in urban areas they serve. In 1999, AT&T and several regional Bell operating companies began limiting and/or discontinuing their long distance services in TDS Telecom service areas. In response, TDS Telecom began to provide its own long distance service to its customers during 2000 and intends to continue to do so in the future.

        TDS Telecom continues to participate in state and federal regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high-cost rural service areas to keep TDS Telecom ILECs' rates affordable and allow for the continued development of rural infrastructure. The ongoing changes in public policy due to numerous court proceedings and the introduction of competition may adversely affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

CLEC Segment

Leverage Strengths Into CLEC Markets

        The second component of TDS Telecom's business strategy includes leveraging its existing strengths into CLEC markets. This strategy encompasses many components including the customers within the market, market strategy, competitors, and construction and development. Additionally, planning for ongoing CLEC operations must consider the regulatory environment in which they operate. Each of these components will be discussed in detail below.

        TDS Telecom's CLEC strategy maintains a geographic focus and is designed to leverage TDS Telecom's existing management and infrastructure to complement TDS Telecom's ILEC clustering strategy. TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities-based entry as a CLEC. Management of TDS Telecom believes in carefully selecting these markets to reduce the likelihood of facing significant competition and to be confident that it can offer a significantly improved service level over that of the incumbent local exchange carrier. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial systems and control accounting, technology planners, etc.) built for the TDS Telecom ILEC business, management believes that the TDS Telecom CLECs can be profitable in markets that may not support stand alone start-ups. Additionally, TDS Telecom believes that its CLECs can become profitable faster than stand alone start-ups at the higher end of its targeted range (over 200,000 population). TDS Telecom intends to be the leading alternative provider for customers' wired telecommunications needs in its CLEC markets.

        TDS Metrocom, based in Madison, Wisconsin, became operational in January 1998. TDS Metrocom is a facilities-based, full-service alternative to Ameritech/SBC, providing both voice and data services to commercial and consumer accounts, as well as wholesale services to IXCs and other carriers. TDS Metrocom also operates in the greater Fox Valley area, suburban Milwaukee, Racine, Kenosha, Janesville and Beloit Wisconsin markets. In early 2001, TDS Metrocom began facility-based services in Rockford and the Lake County northern suburbs of Chicago, Illinois. In mid-2001, TDS Metrocom extended its facility-based services to the greater Grand Rapids area, Kalamazoo, Battle Creek, Holland,

Grand Haven, Lansing, Jackson, Ann Arbor and the western suburbs of Detroit, Michigan markets. As of December 31, 2002, TDS Metrocom has provisioned and installed 220,200 lines that were 100% on-switch.

        USLink, a regional CLEC based in Pequot Lakes Minnesota, has 71,200 equivalent access lines as of December 31, 2002. The line provisioning methods used are on-switch facility-based, unbundled network element platform (UNE-P) and resale, with on-switch representing 21% of the lines at December 31, 2002. USLink's switch hub site in Monticello, Minnesota will have remote collocations in Minneapolis/St. Paul (13 collocations), Rochester, Duluth, St. Cloud and Brainerd, as well as two collocations in Fargo, North Dakota. The future strategy for USLink is to become more of a facility-based CLEC with more collocations planned each year, thus moving away from UNE-P and resale.

        USLink, a former long distance only company has over 12,000 dial-up Internet accounts as of December 31, 2002. For 2003 there will be an increased focus on growing dedicated Internet revenues. USLink has succeeded in securing a completely redundant structure to its robust fiber network throughout its region. The company has become a more aggressive sales and marketing company that now has some large customers to use as referrals, which will aid in growing its business in the Minneapolis/St. Paul area. USLink has been proactive on the regulatory front, helping to win regulatory proceedings at the state level that will enhance the economics of doing business in its chosen states. Going forward, USLink will continue its growth strategy of gaining market share in target markets before moving on to new markets.

        TDS Telecom's combined CLEC strategy is currently focused on markets in Wisconsin, Minnesota, Illinois, Michigan and North Dakota. TDS continues to evaluate facilities-based markets for additional opportunities while continuing to develop and sell deeper into existing markets.

CLEC Telephone Markets

        The Telecommunications Act facilitates entry by TDS Telecom into new markets by requiring non-exempted carriers, including the RBOCs, to provide reasonable and non-discriminatory interconnection services and access to unbundled network elements to any CLEC that seeks to enter the markets in which such RBOCs already offer services. TDS Telecom, through its wholly owned subsidiaries, TDS Metrocom and USLink, has targeted certain mid-size, geographically clustered communities, for facilities-based entry as a CLEC. TDS Telecom believes that the size of many of the target markets will sustain a limited number of facilities-based competitors in addition to the RBOC. While additional competitors may enter such markets as resellers, TDS Telecom believes only facility-based CLECs will be significantly profitable over the long term because ownership of facilities may provide a long-run cost advantage, discourage further providers from entry and enable an alternative wholesale strategy for growth. To this end, TDS Telecom is building switching and other network facilities in its targeted CLEC markets. TDS Telecom plans to follow a "clustering" approach to building its CLECs which will allow it to seek regional long distance traffic, share service and repair resources and realize marketing efficiencies. As in its ILEC markets, TDS Telecom intends to become an Integrated Communications Provider ("ICP") in its chosen CLEC markets by providing local, long distance, Internet and other services through its own facilities and via resale.

CLEC Market Strategy

        The CLEC strategy places primary emphasis on small and medium-sized commercial customers and residential customers. Medium-sized commercial prospects are characterized by above-average access line to employee ratios, heavier utilization of data services and a focus on using telecommunications for business improvement. The recent downturn in the economy has increased customers' interest in cost reduction. Commercial accounts are looking for increased telephony capabilities at reduced costs and tend to be currently underserved by the ILECs and the major IXCs in the TDS CLECs' target markets. TDS Telecom pursues an application sales strategy for its primary target markets. This commercial consultative sales approach builds on customer preference for integrated communication services and the customer's perception that some of the quality of the product is in personalized service. Applications sales techniques create real user value, providing greater customer cost savings while not having to rely on price alone to remain competitive within the marketplace.

        TDS Telecom's CLECs are intent on gaining additional market share within established CLEC markets. The Strategic Accounts Sales Team has been established to appeal to the large commercial accounts segment. The Strategic Sales Group leverages governmental, institutional and any profitable wholesale Competitive Access Provider revenue opportunities that exist across all CLEC markets. Alternative sales channels have been developed to include agent programs (similar to U.S. Cellular) and affinity plans designed to leverage and partner with well known "local" companies at the individual market level.

        The consumer sales strategy focuses on bundling to create demand for the mass market. Traditionally RBOCs have used unbundled features or limited bundles to keep prices high for customers. In contrast, TDS Metrocom seeks to take the features that customers value and combine them with calling plans attractive to a majority of customers. With this offer, TDS Metrocom also offers DSL to provide the customer a suitable package that is competitive with Ameritech/SBC and the cable providers entering the voice market. For the consumer market segment, TDS Metrocom has built its customer acquisition strategy around direct response programs. This channel allows TDS Metrocom to get its message and offer to the customer in a timely and thorough manner. Given that switching phone service can be a big decision for a household, this approach has allowed TDS Metrocom to grow rapidly in an increasing competitive market. From a forward looking perspective, it is looking beyond its existing channels to find new ways to sell. Web marketing, door-to-door sales, and telemarketing are being evaluated and tested to penetrate markets further. As these channels become more viable, they will be more important in the overall development of TDS Metrocom's consumer business.

        While the CLECs are positioning themselves as high-quality telecommunication providers, they are experiencing price competition from the RBOCs and other CLECs as they attempt to retain or gain customers. The CLEC operations continue to seek and maintain an efficient cost structure to ensure that they can match price-based initiatives from competitors. The RBOCs are constrained in the short term by the existing regulatory environment; as a result, TDS Telecom believes that its CLECs continue to be more flexible in responding to customer needs. To effectively compete in the competitive arena, TDS Telecom is continuing new product development to provide high quality, leading-edge services to its customers that can be leveraged by both the ILEC and CLEC markets. As discussed in the next section, the TDS Telecom CLECs are also actively opposing regulatory changes adopted or proposed by the FCC that could reduce their revenues, limit their expansion plans, or decrease their access to RBOC-owned facilities and services they use to provide their services.

        TDS Telecom believes the targeted CLEC markets present a significant opportunity to market data services, as the major carriers serving these locations have typically under-invested in these markets despite the potential demand. Switched data communications represents one of the fastest growing segments of the telecommunication services market. Computer proliferation, connectivity via local and wide area networks, the Internet and the emergence of multimedia applications are expected to drive demand. TDS Telecom's CLEC initiative adds local capacity in its selected cities designed to accommodate this demand.

CLEC Markets Competition

        Through its subsidiaries, TDS Metrocom and USLink, TDS Telecom competes as a CLEC in a number of markets in the upper Midwest. In all of these markets, the CLECs face competition from the incumbent RBOC (Ameritech/SBC or Qwest) and often from one or more CLECs.

        TDS Telecom's CLECs compete with the RBOCs on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering and customer service. However, Ameritech/SBC and Qwest have long-standing relationships with their customers and are well established in their respective markets. Although the RBOCs generally are subject to greater pricing and regulatory constraints than CLECs, RBOCs are achieving increased pricing flexibility for their services and have implemented long-term contracts with high cancellation penalties for retention purposes. The RBOCs have also begun aggressive "Winback" programs that have been somewhat effective in regaining lines lost to CLECs. Competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities; customer service; response to customer needs; service features; and price. It is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available RBOC networks. In addition, TDS Telecom believes that, in general, its CLECs will provide more attention and responsiveness to their customers than its RBOC competitors will.

        TDS Telecom also faces competition from other CLECs in all of the cities where it has CLEC operations. Although CLECs are in a retrenching mode, competition is also coming from entities in a number of related industries. These entities include long distance carriers, Internet Service Providers ("ISPs"), cable TV companies, utilities, municipalities, wireless carriers, and private networks built by large end users. TDS Telecom's CLECs competitive positioning against these carriers is based on regional focus, application oriented results-driven sales teams, personal customer care, simple and compelling offers, and consistent execution of processes—especially the back office provisioning processes required to offer competitive local service.

CLEC Markets Construction and Development Program

        In 2002, TDS Telecom continued its program of expanding and improving its CLEC service-providing network. During 2002, TDS Metrocom completed 200 miles of fiber construction to connect the existing co-locations to the network. USLink continued to add capacity to their switches to accommodate expansion, built a fiber ring around Minneapolis/St. Paul and improved redundancy on its network.

        TDS Telecom's expected capital spending in 2003 is approximately $40 million for CLEC markets, compared to actual capital expenditures of $51.9 million in 2002 and $96.9 million in 2001. Financing for capital additions will be provided by TDS Telecom internally generated funds and short-term borrowing.

CLEC Markets Regulation

        A number of state and federal regulatory proposals, policies and regulations are important to TDS Telecom's CLEC operations. Proceedings have begun in each of the SBC/Ameritech states related to their request for authority to enter the long distance market pursuant to Section 271 of the Telecommunications Act of 1996. TDS Metrocom has and will continue to actively participate in proceedings that address access to SBC/Ameritech operation support systems and facilities. TDS Metrocom is also working with other interested parties in various efforts to establish remedy plans that include monetary payments for unacceptable behavior and that increase the enforcement authority of state commissions related to substandard performance. Similar proceedings are also occurring in the Qwest states in which USLink operates. It is likely that both SBC/Ameritech and Qwest will file applications with the FCC for long distance entry at some point in 2003.

        Other state proceedings that may affect TDS Metrocom and USLink include investigations into the cost of unbundled network elements ("UNEs") and the creation of new quality of service rules for all carriers. Specifically, Ameritech/SBC has filed requests for increased UNE rates in many of its states that TDS Telecom will vigorously oppose. There can be no assurance that TDS Telecom will be successful in its opposition of such requests or that the outcome of proceedings will not have a material adverse effect on TDS Telecom's CLEC operations.

        The FCC adopted an important decision February 20, 2003, that frees the RBOCs from obligations to make their high speed network components used to access the Internet available at low prices to their competitors, including new high speed optical fiber lines and shared use of the high speed portion of DSL-capable lines using traditional copper lines. Most important to the TDS Telecom CLECs, the decision preserves many requirements for the RBOCs to make their existing copper lines and telephone networks available at generally low, state-set wholesale prices, and leaves many decisions about whether competitors still need access to RBOC network elements in particular places—including switching—to state regulators. The decision appears to limit competitors' access to part fiber, part copper loops to voice service. The loss of some access options is unfavorable for TDS Telecom CLECs. Completion of a written decision is not expected until March, leaving uncertainties about the precise terms, and both judicial review and renewed RBOC legislative efforts are likely. Also in 2003, issues related to intercarrier compensation will likely become more prominent. These pending issues include whether to eliminate access charges and adopt a bill and keep compensation regime and how to interpret and administer the statutory requirements and scope of reciprocal compensation. TDS Telecom will continue to advocate changes in the CLEC access charge system because the

FCC-imposed rate caps do not adequately compensate CLECs operating in smaller markets and providing service to residential customers. Additionally, increased enforcement of current rules and rates will be sought by TDS Telecom. Pending proposals for additional reform of federal universal service funding could further increase CLECs' required contributions towards the programs.

        The FCC exercises jurisdiction over all interstate communications services. The FCC exercises regulatory jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate communications. The FCC has established different levels of regulation for "dominant" carriers and "nondominant" carriers. For domestic interstate communications services, only the ILEC's are classified as dominant carriers. All other carriers are classified as non-dominant. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than those of nondominant carriers. As nondominant carriers, CLECs may install and operate facilities for domestic interstate communications without prior FCC authorization. CLECs are not required to maintain tariffs for domestic interstate long distance services. However, CLECs are required to submit certain periodic reports to the FCC and to pay regulatory fees.

        CLECs are also subject to regulation by state public service commissions. Certain state public service commissions require CLECs to obtain operating authority prior to initiating intrastate services. Certain states also require the filing of tariffs or price lists and/or customer-specific contracts. TDS Telecom CLECs are not currently subject to rate-of-return or price regulation. However, CLECs are subject to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of these requirements is generally less than those applicable to ILECs. In addition, local governments may require CLECs to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate its networks.

Data and Messaging Services

        The third component of TDS Telecom's business strategy is to develop high-growth services, particularly in the data and messaging arenas. Data communications is one of the fastest growing segments of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data products in all of its markets, thereby positioning itself as a full-service data networking service provider. TDS Telecom currently provides Internet access to its ILEC and CLEC customers. At December 31, 2002, TDS Telecom's ILEC and CLEC subsidiaries provided Internet services to approximately 117,600 and 24,700 customers, respectively.

        TDS Telecom continued to grow its line of business in the data communications market in 2002. TDS Telecom invested in its Internet line of business by upgrading its web hosting environment and product line, expanded its DSL offerings to new CLEC and ILEC markets, and grew its ISP customer base. TDS Telecom plans to continue to develop this business.

        TDS Telecom has successfully deployed DSL technology in selected ILEC and CLEC markets. TDS Telecom believes that penetration of broadband access will eventually exceed growth of dial-up and that DSL technology will continue to be a key technology for the provision of broadband Internet access. TDS Telecom will continue to deploy DSL as an important element of high-speed Internet access, remote LAN connectivity, and Virtual Private Network ("VPN") services; and as a complementary product to existing web hosting, messaging, and collocation services.

        TDS Telecom is using a Unified Communications platform on a trial basis with the goal of expanding the capabilities of its existing e-mail and voice mail offerings. Initial deployments are anticipated in 2003 with further expansion following if the service is successful in the first set of markets.

        Most of TDS Telecom's data services are in the early stages of development and the expansion of operations is not certain. Continued investment will be dependent on market demand and foreseeable growth prospects.

Investments

        TDS, U.S. Cellular and TDS Telecom hold various investments in publicly traded companies the majority of which were the result of sales or trades of non-strategic assets. Minority positions are held in Deutsche Telekom AG, Vodafone plc, Rural Cellular Corporation and VeriSign, Inc.

        These assets are classified for financial reporting purposes as available-for-sale securities. The market value of these investments aggregated $1,944.9 million at December 31, 2002 and $2,700.2 million at December 31, 2001. As of December 31, 2002, the net unrealized holding gain, net of tax, included in accumulated other comprehensive income (loss) totaled $243.4 million. In 2002, TDS recognized, in the statement of operations, losses of $1,045.0 million, net of tax and minority interest, related to investments in marketable securities as a result of management's determination that unrealized losses with respect to the investments were "other than temporary." Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that an unrealized loss is other than temporary, the loss will be recognized and recorded in the statement of operations.

        The Company has entered into a number of variable prepaid forward contracts ("forward contracts") related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities ("downside limit") while retaining a share of gains from increases in the market prices of such securities ("upside potential"). The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities.

        Under the terms of the forward contracts, the Company will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to August 2008 and, at the Company's option, may be settled in shares of the respective security or in cash, pursuant to formulas that "collar" the price of the shares. The collars effectively limit the Company's downside risk and upside potential on the contracted shares. The collars could be adjusted for any changes in dividends on the contracted shares. The forward contracts may be settled in shares of the respective marketable equity security or in cash upon expiration of the forward contract. If the Company elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, the Company would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If the Company elects to settle in cash it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

        Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of December 31, 2002, such deferred tax liabilities totaled $739.0 million.

        The following table summarizes certain facts surrounding the contracted securities as of December 31, 2002.

		Collar(1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07-$16.07	$20.92-$23.66	201,038
Deutsche Telekom	131,461,861	$10.74-$12.41	$12.88-$16.33	1,532,257

				$1,754,114
Unamortized debt discount (3)				(97,498)

				$1,656,616

(1)
The per share amounts represent the range of floor and ceiling prices of all the securities monetized.
(2)
U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone ADR's.
(3)
Certain forward contracts are structured on zero coupon obligations. The debt discount is being amortized over the lives of the contracts.

Employees

        TDS enjoys satisfactory employee relations. As of December 31, 2002, approximately 11,100 persons were employed by TDS, 180 of whom are represented by unions.

Item 2.    Properties

        The property of TDS consists principally of switching and cell site equipment related to wireless telephone operations; and telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to land-line telephone operations. As of December 31, 2002, TDS's property, plant and equipment, net of accumulated depreciation, totaled approximately $3,196.2 million, $2,148.4 million at U.S. Cellular and $1,047.8 million at TDS Telecom.

        The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for TDS's business operations. The properties of the operating telephone subsidiaries are subject to the lien of the mortgages securing the funded debt of such companies. TDS leases most of its offices and transmitter sites used in its wireless business and owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its wireline telephone operations. All of TDS's cell and transmitter sites and telephone lines are located either on private or public property. Locations on private land are by virtue of easements or other arrangements.

Item 3.    Legal Proceedings

        TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding or all such proceedings in the aggregate should have a material adverse impact on the financial position or results of operations of TDS.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 2002.

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

Item 8.    Financial Statements and Supplementary Data

        Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Information (Unaudited)," "Report of Independent Accountants", and "Copy of Previously Issued Report of Independent Accountants".

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        This information was "previously reported" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended, in the Company's Form 8-K dated May 23, 2002. The following repeats the disclosure set forth in Item 4 of such Form 8-K.

        On May 23, 2002, Telephone and Data Systems, Inc. ("TDS") dismissed Arthur Andersen LLP ("Andersen") as TDS's independent auditors, and engaged PricewaterhouseCoopers LLP ("PwC") to serve as its new independent auditors for 2002. The change in auditors will become effective May 23, 2002. This action was taken by the TDS Board of Directors based on the recommendation of TDS's audit committee. TDS also approved the same change of auditors for its subsidiary, United States Cellular Corporation ("U.S. Cellular"), pursuant to the terms of an Intercompany Agreement between TDS and U.S. Cellular.

        Andersen's reports on TDS's consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and the date of this Form 8-K, there were no disagreements between TDS and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        TDS provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Andersen's letter, dated May 23, 2002, stating its agreement with the foregoing disclosures.

        During TDS's two most recent fiscal years and through the date of this Report on Form 8-K, TDS did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on TDS's consolidated financial statements, or any other matters or reportable events listed in item 304(a)(2)(i) and (ii) of Regulation S-K.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from Proxy Statement sections entitled "Security Ownership of Management," "Principal Shareholders," and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions

        Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

Item 14.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of TDS have concluded that TDS' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        (b)    Changes in internal controls.    There were no significant changes in TDS' internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as a part of this report:

(a)    (1) Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Report of Independent Accountants for 2002— PricewaterhouseCoopers LLP	Annual Report*
Copy of Previously Issued Report of Independent Accountants for years prior to 2002—Arthur Andersen LLP	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Schedules

Location
Report of Independent Accountants on Financial Statement Schedules for 2002—PricewaterhouseCoopers LLP		page S-1
Copy of Previously Issued Report of Independent Accountants on Financial Statement Schedules for years prior to 2002—Arthur Andersen LLP		page S-2
I.	Condensed Financial Information of Registrant-Balance Sheets as of December 31, 2002 and 2001, and Statements of Operations and Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2002	page S-3
II.	Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 2002	page S-8

        All other schedules have been omitted because they are not applicable or not required because the required information is shown in the financial statements or notes thereto.

  (3)
  Exhibits

        The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this Report.

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
10.3	Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS's Registration Statement on Form S-8 (Registration No. 33-57257).
10.4(a)
Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit D to TDS's Proxy Statement/Prospectus dated March 24, 1998, which was part of TDS's Registration Statement on Form S-4 (Registration No. 333-42535).
10.4(b)
Amendment No. 1 to Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.6(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
10.4(c)	Amendment No. 2 to Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan.
10.5	Amended and Restated Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.7 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.6
Description of Terms of offer letter between United States Cellular Corporation and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.7
Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.
10.8
Summary of 2002 Bonus Program for the Executive Vice Presidents of United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.9 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
10.9
United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-57063).
10.10	Telephone and Data Systems, Inc. 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-103540)
10.11
Telephone and Data Systems, Inc. Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-103541).

10.12
Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998, is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
10.13
Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS Telecommunications Corporation and James Barr III is hereby incorporated by reference to Exhibit 10.16 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
(b)
Reports on Form 8-K filed during the quarter ended December 31, 2002.

        None

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

        To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

        Our audit of the consolidated financial statements referred to in our report dated February 3, 2003, except as to Note 24, as to which the date is March 10, 2003, appearing in the 2002 Annual Report to Shareholders of Telephone and Data Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the year ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedules for the year ended December 31, 2002 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Telephone and Data Systems, Inc. for the years ended December 31, 2001 and 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated January 25, 2002.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 3, 2003, except as to Note 24,
as to which the date is March 10, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SCHEDULES I AND II FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THESE INDEPENDENT ACCOUNTANTS HAVE CEASED OPERATIONS, AND HAVE NOT REISSUED THEIR REPORT IN CONJUNCTION WITH THIS ANNUAL REPORT. THEIR REPORT IS INCLUDED IN THE ANNUAL REPORT AS PERMITTED BY RULE 2-02(e) OF REGULATION S-X OF THE SECURITIES AND EXCHANGE COMMISSION.

COPY OF PREVIOUSLY ISSUED REPORT OF INDEPENDENT
ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

        To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2)* are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
January 25, 2002

*
This reference refers to Item 14(a)(2) of the Annual Report for the year ended December 31, 2001.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Balance Sheets

Assets

	December 31,
	2002	2001
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$3,106	$668
Notes receivable from affiliates (Note B)	360,575	235,862
Accounts Receivable
Due from subsidiaries	7,074	6,345
Other	2,699	650
Federal income tax receivable	40,000	—
Prepaid income taxes	—	17,737
Other current assets	9,193	5,854

	422,647	267,116

INVESTMENT IN SUBSIDIARIES	4,501,781	4,761,334

OTHER INVESTMENTS
Notes receivable from affiliates (Note B)	105,000	—
Notes receivable	—	52,666
Minority interests and other investments	32,404	31,663

	137,404	84,329

PROPERTY AND EQUIPMENT
Property and Equipment, net of accumulated depreciation	18,246	17,738

OTHER ASSETS AND DEFERRED CHARGES
Debt issuance expenses	27,479	27,105
Other	1,548	1,296

	29,027	28,401

	$5,109,105	$5,158,918

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Balance Sheets

Liabilities and Stockholders' Equity

	December 31,
	2002	2001
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$103	$51,103
Advances from affiliates (Note C)	793,892	343,469
Notes payable to affiliates	917	1,287
Accounts payable
Due to subsidiaries—income taxes	43,703	22,442
Due to subsidiaries	3,177	272
Other	18,596	20,545
Accrued interest	20,271	15,738
Accrued compensation	9,778	9,680

Other	7,131	7,080

	897,568	471,616

DEFERRED LIABILITIES AND CREDITS
Post retirement benefits obligation other than pensions	946	899
Deferred Income Taxes	1,924	11,727
Long-term deferred compensation	7,513	5,613
Insurance reserves	6,238	7,072
Other	2,285	2,464

	18,906	27,775

LONG-TERM DEBT, excluding current portion (Note D)	823,774	823,881
LONG-TERM DEBT, due to affiliates (Note E)	309,280	309,280

	1,133,054	1,133,161

PREFERRED SHARES	6,954	7,442

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share, respectively; authorized 100,000,000 shares; issued and outstanding 55,875,000 and 55,659,000 shares, respectively	559	557
Series A Common Shares, par value $.01 per share, respectively; authorized 25,000,000 shares; issued and outstanding 6,602,000 and 6,778,000 shares, respectively	66	68
Capital in excess of par value	1,832,807	1,826,840
Treasury Shares, at cost, 3,799,000 and 3,868,000 shares, respectively	(404,169)	(406,894)
Accumulated other comprehensive income from subsidiaries	191,704	(352,120)
Retained earnings	1,431,656	2,450,473

	3,052,623	3,518,924

	$5,109,105	$5,158,918

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Statements of Operations

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Operating revenues	$71,617	$68,859	$65,540
Cost of sales and operating expenses	71,037	68,594	64,471

Net operations	580	265	1,069

Other income
Interest income received from affiliates	16,568	24,318	26,992
(Loss) Gain on investments	(55,862)	487	(11,000)
Other, net	(3,260)	(2,868)	(8,337)

	(42,554)	21,937	7,655

Income before interest and income taxes	(41,974)	22,202	8,724
Interest expense	101,062	93,334	100,930
Income tax credit	(35,748)	(29,044)	(75,786)

Corporate operations	(107,288)	(42,088)	(16,420)
Equity in net income (loss) of subsidiaries and other investments	(877,083)	(131,875)	127,635

Net income (loss) from continuing operations	(984,371)	(173,963)	111,215
Discontinued operations, net of tax	—	(24,092)	2,125,787

Net income (loss)	$(984,371)	$(198,055)	$2,237,002

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:	Certain amounts reported in prior years have been reclassified to conform to current period presentations.
Note B:
The Parent has notes receivable from the TDS Telecom and subsidiaries totaling $360.6 million at December 31, 2002 and $235.9 million at December 31, 2001. TDS has an 8.1% $105.0 million long-term note receivable from U.S. Cellular due August 7, 2008.
Note C:
Subsidiaries advance excess cash to TDS Corporate for investment. Corporate can use these advances for general corporate purposes. Subsidiaries' advances are payable upon demand and bear interest each month at the 30-day Dealer Commercial Paper High-Grade Unsecured Notes Rate as reported in the Wall Street Journal, plus 1/4%. If such rate shall not be reported in The Wall Street Journal, such rate for such day shall be determined by TDS in its discretion to select an alternate published source. TDSI Corporate, Telephone Companies, and U.S. Cellular had advanced $568.7 million, $224.5 million, and $0.7 million cash, respectively, to TDS Corporate at December 31, 2002. Telephone Companies had advanced $343.5 million cash to TDS Corporate at December 31, 2001.
Note D:	The annual requirements for principal payments on long-term debt are $103,000 in 2003, $200.0 million in 2006 and $623.8 million after 2006.
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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(984,371)	$(173,963)	$111,215
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,013	6,901	8,285
Loss (Gain) on investments	55,862	(487)	11,000
Deferred taxes	(730)	127,035	(13,652)
Equity in net income of subsidiaries and other investments	877,083	131,875	(127,635)
Other noncash expense	1,219	(15,448)	(20,376)
Change in accounts receivable	(42,778)	10,525	15,376
Change in accounts payable	23,929	26,376	(21,397)
Change in accrued taxes	6,799	6,409	43,015
Change in other assets and liabilities	3,074	8,110	1,354

	(53,900)	127,333	7,185

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(81,604)	(212,447)	(94,355)
Capital expenditures	(7,765)	(7,449)	(7,047)
Proceeds from sale of investments	—	487	—
Investments in subsidiaries	1,529	670	11,845
Change in Notes Receivable	(2,179)	(8,525)	(55,141)
Other investments	(774)	(823)	(823)

	(90,793)	(228,087)	(145,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings	—	484,250	—
Repayment of long-term debt	(51,106)	(65,613)	(1,653)
Change in notes payable	—	(444,000)	444,000
Change in notes payable to affiliates	450,052	(26,986)	10,384
Change in notes receivable from affiliates	(225,749)	(137,310)	(2,742)
Common stock issued	5,871	8,624	10,304
Redemption of preferred shares	(367)	(135)	(769)
Dividends from subsidiaries	4,467	356,861	6,790
Dividends paid	(34,445)	(32,141)	(30,472)
Repurchase of Common Shares	—	(39,441)	(290,069)
Other Financing Activities	(1,592)	(3,635)	—

	147,131	100,474	145,773

CASH FLOWS FROM DISCONTINUED OPERATIONS	—	—	(39,728)

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	2,438	(280)	(32,291)
CASH AND CASH EQUIVALENTS
Beginning of period	668	948	33,239

End of period	$3,106	$668	$948

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
For the Year Ended December 31, 2002
Deducted from deferred state tax asset:
For unrealized net operating losses	$(35,927)	$(18,889)	$—	$—	$(54,816)
Deducted from accounts receivable:
For doubtful accounts	(13,657)	(84,897)	—	73,927	(24,627)
For the Year Ended December 31, 2001
Deducted from deferred state tax asset:
For unrealized net operating losses	(26,509)	(9,418)	—	—	(35,927)
Deducted from accounts receivable:
For doubtful accounts	(13,664)	(28,530)	—	28,537	(13,657)
For the Year Ended December 31, 2000
Deducted from deferred state tax asset:
For unrealized net operating losses	(25,079)	(1,430)	—	—	(26,509)
Deducted from accounts receivable:
For doubtful accounts	$(10,525)	$(27,794)	$—	$24,655	$(13,664)

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

Dated March 20, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 20, 2003
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 20, 2003
/s/ SANDRA L. HELTON Sandra L. Helton	Director	March 20, 2003
/s/ JAMES BARR III James Barr III	Director	March 20, 2003
/s/ WALTER C.D. CARLSON Walter C.D. Carlson	Director	March 20, 2003
/s/ LETITIA G.C. CARLSON Letitia G.C. Carlson	Director	March 20, 2003
/s/ HERBERT S. WANDER Herbert S. Wander	Director	March 20, 2003
/s/ DONALD C. NEBERGALL Donald C. Nebergall	Director	March 20, 2003
/s/ GEORGE W. OFF George W. Off	Director	March 20, 2003
/s/ MARTIN L. SOLOMON Martin L. Solomon	Director	March 20, 2003
/s/ KEVIN A. MUNDT Kevin A. Mundt	Director	March 20, 2003
/s/ MICHAEL D. BILLS Michael D. Bills	Director	March 20, 2003

Certification of Chief Executive Officer

I, LeRoy T. Carlson, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Telephone and Data Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr. President and Chief Executive Officer

Certification of Chief Financial Officer

I, Sandra L. Helton, certify that:

1.
I have reviewed this annual report on Form 10-K of Telephone and Data Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ SANDRA L. HELTON Sandra L. Helton Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No. Description of Document
2.1	Purchase and Sale Agreement dated May 9, 2002 between U.S. Cellular and PrimeCo Wireless Communications, LLC. is hereby incorporated by reference to Exhibit 2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
2.2
Exchange Agreement dated March 7, 2003 between United States Cellular Corporation and AT&T Wireless Services, Inc. is hereby incorporated by reference to Exhibit 2.2 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
3.1	Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS's Report on Form 8-A/A filed on July 10, 1998.
3.2	Restated By-laws, as amended, are hereby incorporated by reference to Exhibit 3.2 to TDS's Annual Report on Form 10-K for the year ended December 31, 2001.
4.1	Restated Certificate of Incorporation, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS's Report on Form 8-A/A filed on July 10, 1998.
4.2	Restated By-laws as amended, are hereby incorporated by reference to Exhibit 3.2 to TDS's Annual Report on Form 10-K for the year ended December 31, 2001.
4.3(a)
The Indenture between TDS and BNY Midwest Trust Company of New York as successor Trustee to Harris Trust and Savings Bank, dated February 1, 1991, under which TDS's Medium-Term Notes are issuable, is hereby incorporated by reference to TDS's Current Report on Form 8-K filed on February 19, 1991.
4.3(b)
Form of First Supplemental Indenture with BNY Midwest Trust Company of New York as successor Trustee to Harris Trust and Savings Bank is hereby incorporated by reference to Exhibit 4.1(b) of Post Effective Amendment No. 1 to Form S-3 (Registration No. 33-68456).
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
4.4(b)
The Amended and Restated Declaration of Trust, dated February 10, 1998, by and among TDS, as Sponsor, the Trust, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Regular Trustees named therein, is hereby incorporated by reference to Exhibit 4.1 to TDS's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.
4.4(c)
Form of First Supplemental Indenture to Amended and Restated Declaration of Trust relating to assumption of TDS Delaware is hereby incorporated by reference to Exhibit 4.7 of Post Effective Amendment No. 1 to Form S-3 (Registration No. 333-38355).
4.5(a)
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
4.5(c)
The Second Supplemental Indenture, dated as of February 10, 1998, by and among TDS and The First National Bank of Chicago, as Debt Trustees, is hereby incorporated by reference to Exhibit 4.3 to TDS's Current Report on Form 8-K filed on April 28, 1998, dated February 10, 1998.

4.5(d)
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
4.6(c)
Form of First Supplemental Indenture to Preferred Securities Guarantee Agreement relating to assumption by TDS Delaware is hereby incorporated by reference to Exhibit 4.8 of Post Effective Amendment No. 1 to Form S-3 (Registration No. 333-38355).
4.7(a)
The Indenture between TDS and BNY Midwest Trust Company, dated November 1, 2001, under which TDS's 7.60% Series A Notes are issuable, is hereby incorporated by reference to Exhibit 4 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
4.7(b)
The First Supplemental Indenture dated November 28, 2001, between TDS and BNY Midwest Trust Company, establishing TDS's 7.60% Series A Notes, is hereby incorporated by reference to Exhibit 1 to TDS's Report on Form 8-A, filed on November 29, 2001.
4.7(c)
Second Supplemental Indenture dated May 31, 2002, by and between Telephone and Data Systems, Inc. and BNY Midwest Trust Company, making changes to the First Supplemental Indenture, is hereby incorporated by reference to Exhibit 4.8 to TDS's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.8
Revolving Credit Agreement, dated January 24, 2002, among TDS and Fleet National Bank, as administrative agent, LaSalle Bank National Association, First Union National Bank, and the Bank of Tokyo—Mitsubishi, Ltd., Chicago Branch as documentation agents, TD Securities (USA) Inc., Fleet Securities, Inc., and TDS Securities (USA) Inc. as arrangers, is hereby incorporated by reference to Exhibit 4.9 to TDS's Annual Report on Form 10-K for the year ended December 31, 2001.
4.9(a)
Revolving Credit Agreement dated August 19, 1997, among United States Cellular Corporation, BankBoston N.A. and Toronto Dominion (Texas), Inc., as agents, is hereby incorporated by reference to Exhibit 4 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
4.9(b)
Amendment No. 1 dated September 25, 1997, to the Revolving Credit Agreement dated August 19, 1997, is hereby incorporated by reference to Exhibit 4 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
4.10(a)
Revolving Credit Agreement dated as of June 26, 2002 among United States Cellular Corporation, the lenders named therein, Toronto Dominion (Texas), Inc., Wachovia Bank, N.A., Citibank, N.A. and LaSalle Bank N.A., is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.10(b)
Notice to Increase in Total Commitment under the Revolving Credit Agreement dated as of June 26, 2002, is hereby incorporated by reference to Exhibit 4.2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.11
Indenture, dated June 1, 1995, between U.S. Cellular and BNY Midwest Trust Company of New York as successor Trustee to Harris Trust and Savings Bank, relating to the LYONs including Form of Certificate for Liquid Yield Option Note, is hereby incorporated by reference to United State Cellular Corporation's Form 8-K dated June 16, 1995.
4.12
Indenture, dated July 31, 1997 between U.S. Cellular and the First National Bank of Chicago, as Trustee, relating to United State Cellular Corporations 7 1/4% Notes due 2007, is hereby incorporated by reference to Exhibit 4 to United State Cellular Corporation's Form 8-K dated August 26, 1997.
4.13(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York, is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-98921)
4.13(b)
First Supplemental Indenture of United States Cellular Corporation dated August 7, 2002 relating to its 9% Series A Notes due 2032, is hereby incorporated by reference to Exhibit 4.3 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.13(c)
Second Supplemental Indenture of U.S. Cellular dated October 31, 2002, relating to its 8.75% Senior Notes due 2032, is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated October 31, 2002, filed November 1, 2002.
4.14
Note Purchase Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC, is hereby incorporated by reference to Exhibit 4.4 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.15
Registration Rights Agreement between United States Cellular Corporation and PrimeCo Wireless Communications LLC, is hereby incorporated by reference to Exhibit 4.5 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.16
Note Purchase Agreement between United States Cellular Corporation and Telephone and Data Systems, Inc., is hereby incorporated by reference to Exhibit 4.6 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.17
Subordination Agreement dated as of June 26, 2002 among Telephone and Data Systems, Inc., United States Cellular Corporation and Toronto Dominion (Texas), Inc. is hereby incorporated by reference to Exhibit 4.7 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
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
10.3	Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS's Registration Statement on Form S-8 (Registration No. 33-57257).
10.4(a)
Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit D to TDS's Proxy Statement/Prospectus dated March 24, 1998 which was part of TDS's Registration Statement on Form S-4 (Registration No. 333-42535).
10.4(b)
Amendment No. 1 to Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.6(b) to TDS's Annual Report on Form 10-K for the year ended December 31, 1999.
10.4(c)	Amendment No. 2 to Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan.
10.5	Amended and Restated Supplemental Executive Retirement Plan is hereby incorporated by reference to Exhibit 10.7 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.6
Description of terms of offer letter between United States Cellular Corporation and John E. Rooney dated March 28, 2000, is hereby incorporated by reference to Exhibit 10 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
10.7
Stock Option and Stock Appreciation Rights Plan, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's definitive Notice of Annual Meeting and Proxy Statement dated April 15, 1991, as filed with the Commission on April 16, 1991.
10.8
Summary of 2002 Bonus Program for the Executive Vice Presidents of United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.9 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
10.9
United States Cellular Corporation 1998 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.4 to United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-57063).
10.10	Telephone and Data Systems, Inc. 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-103540).
10.11
Telephone and Data Systems, Inc. Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-103541).
10.12
Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
10.13
Form of TDS Telecommunications Corporation Phantom Stock Option Incentive Agreement between TDS Telecommunications Corporation and James Barr III is hereby incorporated by reference to Exhibit 10.16 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
10.14
Amended and Restated CDMA Master Supply Agreement between United States Cellular Corporation and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.15
Guarantee dated as of July 29, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.16
Guarantee dated as of July 31, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.2 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.17
Guaranty dated as of August 19, 2002, by Telephone and Data Systems, Inc. in favor of Citibank N.A. relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.3 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.18
Guarantee dated as of August 22, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.4 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.19	Guaranty, dated August 21, 2002, by Telephone and Data Systems, Inc. in favor of The Toronto-Dominion Bank relating to monetization of Deutsche Telekom ordinary shares.
10.20	Guarantee, dated October 21, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Vodafone Group American Depository Receipts.
10.21	Guaranty, dated October 22, 2002, by Telephone and Data Systems, Inc. in favor of Societe Generale relating to monetization of Deutsche Telekom ordinary shares.
10.22	Guarantee, dated November 6, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares.
10.23	Guarantee, dated November 12, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares.
10.24	Guaranty, dated December 5, 2002, by Telephone and Data Systems, Inc. in favor of West LB AG relating to monetization of Deutsche Telekom ordinary shares.
10.25
Guarantee Agreement, dated as of May 14, 2002, by United States Cellular Corporation in favor of Citibank N.A. relating to monetization of Vodafone Group American Depository Receipts is hereby incorporated by reference to Exhibit 10.1 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.26
Guarantee Agreement, dated as of May 10, 2002, by United States Cellular Corporation in favor of Credit Suisse First Boston International relating to monetization of Vodafone Group American Depository Receipts is hereby incorporated by reference to Exhibit 10.2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.27
Guarantee Agreement, dated as of May 15, 2002, by United States Cellular Corporation in favor of Toronto Dominion (New York) Inc. relating to monetization of Vodafone Group American Depository Receipts is hereby incorporated by reference to Exhibit 10.4 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.28
Guarantee Agreement, dated as of May 15, 2002, by United States Cellular Corporation in favor of Wachovia Bank, National Association relating to monetization of Vodafone Group American Depository Receipts is hereby incorporated by reference to Exhibit 10.3 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
11	Statement regarding computation of earnings per share (included in Footnote 3 to financial statements in Exhibit 13).
12	Statements regarding computation of ratios.

13	Incorporated portions of 2002 Annual Report to Security Holders.
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 23, 2002, is incorporated herein by reference to Exhibit 16.1 to the Current Form on Form 8-K, dated May 23, 2002.
18	Letter from PricewaterhouseCoopers LLP regarding change in accounting principle.
21	List of Subsidiaries of TDS.
23.1	Consent of independent public accountants.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
99.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  Telephone and Data Systems, Inc.

  30 North LaSalle Street
  Chicago, Illinois 60602
  312/630-1900

QuickLinks

CROSS REFERENCE SHEET AND TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
COPY OF PREVIOUSLY ISSUED REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
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
SIGNATURES
Certification of Chief Executive Officer
Certification of Chief Financial Officer
INDEX TO EXHIBITS