Form 10-Q
period 2003-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2003-05-14
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 001-14157
TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
                                                               Yes ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Shares, $.01 par value Series A Common Shares, $.01 par value	50,894,011 Shares 6,614,956 Shares

TELEPHONE AND DATA SYSTEMS, INC. 1st QUARTER REPORT ON FORM 10-Q INDEX
Page No.
Part I Financial Information

Item 1. Financial Statements

Consolidated Statements of Operations -
Three Months Ended March 31, 2003 and 2002	2

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2003 and 2002	3

Consolidated Balance Sheets -
March 31, 2003 and December 31, 2002	4-5

Notes to Consolidated Financial Statements	6-15

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	16-17

Three Months Ended March 31, 2003 and 2002
U.S. Cellular Operations	18-21
TDS Telecom Operations	22-23
Financial Resources	24-25
Liquidity and Capital Resources	25-28
Application of Critical Accounting Policies	28-30
Certain Relationships and Related Transactions	30
Safe Harbor Cautionary Statement	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32-33

Item 4. Controls and Procedures	34

Part II Other Information

Item 1. Legal Proceedings	35

Item 6. Exhibits and Reports on Form 8-K	35

Signatures	36

Certifications	37-38

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended March 31,
	2003	As Restated 2002
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
U.S. Cellular	$595,914	$478,420
TDS Telecom	211,504	186,777

	807,418	665,197

OPERATING EXPENSES
U.S. Cellular	602,103	398,744
TDS Telecom	171,449	161,086

	773,552	559,830

OPERATING INCOME	33,866	105,367

INVESTMENT AND OTHER INCOME (EXPENSE)
Interest and dividend income	4,328	2,067
Investment income	12,750	11,037
Gain (loss) on marketable securities and other investments	(3,500)	(37,400)
Other income (expense), net	1,159	1,206

	14,737	(23,090)

INCOME BEFORE INTEREST AND INCOME TAXES	48,603	82,277
Interest expense	43,357	29,624
Minority interest in income of subsidiary trust	6,203	6,203

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	(957)	46,450
Income tax expense	3,855	22,412

INCOME (LOSS) BEFORE MINORITY INTEREST	(4,812)	24,038
Minority Share of Income	(188)	(10,028)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	(5,000)	14,010
Cumulative effect of accounting change, net of tax and minority interest	--	3,366

NET INCOME (LOSS)	(5,000)	17,376
Preferred Dividend Requirement	(104)	(112)

NET INCOME (LOSS) AVAILABLE TO COMMON	$(5,104)	$17,264

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	58,594	58,600

BASIC EARNINGS PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Change	$(0.09)	$0.23
Net income (loss) available to common	(0.09)	0.29

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	58,594	58,888

DILUTED EARNINGS PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Change	$(0.09)	$0.23
Net income (loss) available to common	(0.09)	0.29

DIVIDENDS PER SHARE	$.155	$.145

The accompanying notes to financial statements are an integral part of these statements. 2
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended March 31,
	2003	As Restated 2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before cumulative effect of accounting change	$(5,000)	$14,010
Add (Deduct) adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation and amortization	151,153	111,900
Deferred taxes	2,141	(5,572)
Investment income	(12,750)	(11,037)
Minority share of income	188	10,028
Loss on assets of operations held-for-sale	23,500	--
(Gain) loss on marketable securities and other investments	3,500	37,400
Noncash interest expense	6,752	2,293
Other noncash expense	3,164	4,055
Changes in assets and liabilities
Change in accounts receivable	107,721	23,071
Change in materials and supplies	(21,865)	23,671
Change in accounts payable	(48,761)	(37,826)
Change in advanced billings and customer deposits	7,079	4,349
Change in accrued taxes	7,050	25,989
Change in other assets and liabilities	(47,958)	(19,238)

	175,914	183,093

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(161,383)	(128,328)
Acquisitions, net of cash acquired	--	(17,050)
Increase in notes receivable	(7)	(1,653)
Distributions from unconsolidated entities	13,615	4,139
Investments in and advances to unconsolidated entities	(1,493)	(861)
Other investing activities	(2,136)	(3,772)

	(151,404)	(147,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	72,000	(31,000)
Issuance of long-term debt	450	610
Repayments of long-term debt	(4,729)	(4,183)
Prepayment of long-term notes	(40,680)	(51,000)
Repurchase of TDS Common Shares	(24,587)	--
Dividends paid	(9,202)	(8,617)
Other financing activities	(784)	(1,287)

	(7,532)	(95,477)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,978	(59,909)

CASH AND CASH EQUIVALENTS -
Beginning of period	1,298,936	140,744

End of period	$1,315,914	$80,835

The accompanying notes to financial statements are an integral part of these statements. 3
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited
	March 31, 2003	December 31, 2002
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,315,914	$1,298,936
Accounts receivable
Due from customers, less allowance of $25,615
and $24,627, respectively	227,389	272,997
Other, principally connecting companies, less
allowance of $11,109 and $15,848, respectively	139,890	175,036
Federal income tax receivable	--	40,000
Materials and supplies, at average cost	92,892	72,441
Collateral investment pledged (Note 8)	32,200	--
Other current assets	99,125	88,602

	1,907,410	1,948,012

INVESTMENTS
Marketable equity securities	1,676,892	1,944,939
Marketable equity securities - loaned	30,610	--
Wireless license costs	979,760	1,038,556
Goodwill	1,008,596	1,106,451
Customer lists, net of accumulated amortization of $11,055
and $6,567, respectively	35,599	40,087
Investments in unconsolidated entities	206,624	205,995
Notes receivable, less valuation allowance of $55,144
and $55,144, respectively	6,568	7,287
Other investments	15,183	14,914

	3,959,832	4,358,229

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,099,846	2,148,432
TDS Telecom	1,056,056	1,047,811

	3,155,902	3,196,243

OTHER ASSETS AND DEFERRED CHARGES
Derivative asset	192,899	2,630
Other	99,414	96,914

	292,313	99,544

ASSETS OF OPERATIONS HELD-FOR-SALE	226,422	--

TOTAL ASSETS	$9,541,879	$9,602,028

The accompanying notes to financial statements are an integral part of these statements. 4
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS’ EQUITY Unaudited

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$19,267	$64,482
Notes payable	533,792	461,792
Accounts payable	310,679	361,758
Advance billings and customer deposits	100,255	95,922
Accrued interest	21,860	31,751
Accrued taxes	40,488	34,413
Accrued compensation	38,961	58,678
Collateral loan payable (Note 8)	32,200	--
Other current liabilities	51,311	58,370

	1,148,813	1,167,166

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,173,562	1,170,505
Derivative liability	10,948	61,160
Asset retirement obligations	33,022	--
Other	56,946	55,645

	1,274,478	1,287,310

LONG-TERM DEBT
Long-term debt, excluding current portion	1,639,585	1,641,624
Prepaid forward contracts	1,660,708	1,656,616

	3,300,293	3,298,240

LIABILITIES OF OPERATIONS HELD-FOR-SALE	9,823	--

MINORITY INTEREST IN SUBSIDIARIES	490,772	489,735

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES of Subsidiary Trust
Holding Solely Company Subordinated Debentures (a)	300,000	300,000

PREFERRED SHARES	6,804	6,954

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued and outstanding 55,878,000
and 55,875,000 shares, respectively	559	559
Series A Common Shares, par value $.01 per share; authorized
25,000,000 shares; issued and outstanding 6,609,000
and 6,602,000 shares; respectively	66	66
Capital in excess of par value	1,833,280	1,832,806
Treasury Shares, at cost, 4,542,000 and 3,799,000
shares, respectively	(433,229)	(404,169)
Accumulated other comprehensive income	192,765	191,704
Retained earnings	1,417,455	1,431,657

	3,010,896	3,052,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,541,879	$9,602,028

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior years have been reclassified to conform to the current period presentation.

U.S. Cellular made changes to its accounting policies which required the Company to restate certain items on its income statement for the first quarter of 2002. Other than the cumulative effect of the accounting change, none of the above changes had an impact on operating income, net income (loss) or earnings per share. See Note 6 — Cumulative Effect of Accounting Change.

2.	Summary of Significant Accounting Policies

Securities Lending

U.S. Cellular has entered into a securities lending agreement with an investment bank related to 1.7 million Vodafone ADRs pursuant to which U.S. Cellular requires the investment bank to provide collateral not less than the value of the loaned securities, as adjusted for any changes in the value of the underlying loaned securities. U.S. Cellular accounts for securities lending agreements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” At the time securities are loaned, U.S. Cellular reclassifies the securities from Marketable Equity Securities to Marketable Equity Securities – Loaned on the balance sheet. See Note 8 – Marketable Equity Securities for more information on the securities lending agreement.

Assets and Liabilities of Operations Held-for-Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties. U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and customers in 10 markets in Florida and Georgia to AWE. The transaction is subject to regulatory approvals. The closing of the transfer of U.S. Cellular properties and the assignment to U.S. Cellular of most of the PCS licenses is expected to occur in the third quarter of 2003.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the balance sheet for March 31, 2003 reflects the assets and liabilities of the wireless properties to be transferred to AT&T Wireless as assets and liabilities of operations held-for-sale. The assets and liabilities of the markets to be transferred have been presented separately in the asset and liability sections of the balance sheet. The revenues and expenses of these markets are included in operations. See Note 10 – Assets and Liabilities of Operations Held-for-Sale for a summary of assets and liabilities of the markets to be disposed of.

6
Stock-Based Compensation

The Company accounts for stock options, stock appreciation rights (“SARs”) and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

No compensation costs have been recognized for the stock option and employee stock purchase plans. Had compensation cost for all plans been determined consistent with SFAS No. 123, the Company’s net income available to common and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share amounts)
Net Income (loss) Available to Common
As Reported	$(5,104)	$17,264
Pro Forma Expense	(1,808)	(2,592)

Pro Forma Net Income (loss) Available to Common	$(6,912)	$14,672

Basic Earnings per Share from Net Income (loss)
Available to Common
As Reported	$(0.09)	$0.29
Pro Forma Expense per Share	(0.03)	(0.04)

Pro Forma Basic Earnings per Share	$(0.12)	$0.25

Diluted Earnings per Share from Net Income (loss)
Available to Common
As Reported	$(0.09)	$0.29
Pro Forma Expense per Share	(0.03)	(0.04)

Pro Forma Diluted Earnings per Share	$(0.12)	$0.25

3.	Asset Retirement Obligation

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001, and became effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

U.S. Cellular has determined that it did not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, the adoption of SFAS 143 did not have a material effect on its financial position and results of operations.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the accounting principles as prescribed by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and where applicable, accounting principles generally accepted in the United States of America. On December 20, 2002, the FCC notified carriers by Order that it will not adopt SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC’s current accounting rules that require incumbent local telephone companies to accrue for asset retirement obligations through prescribed depreciation rates. Pursuant to the FCC’s order, and the provisions of SFAS No. 71, the incumbent local telephone companies continue to accrue asset retirement obligations as a component of depreciation expense pursuant to depreciation rates set forth by the respective state public utility commissions. At January 1, 2003, the Company’s incumbent local telephone companies determined the amount of asset retirement obligations required to be recorded under the provisions of SFAS No. 143 was $29.9 million, and this asset retirement obligation was reclassified from accumulated depreciation to deferred liabilities and credits under the provisions of SFAS No. 143. After the effect of this reclassification, the incumbent local telephone companies have an amount of $25.4 million that remains in accumulated depreciation that represents asset retirement costs that have been accrued in accordance with depreciation rates promulgated by the respective state public utility commissions, which are in excess of asset retirement

7
costs that are required to be accrued under the provisions of SFAS No. 143. The adoption of SFAS 143 by the Company’s incumbent local telephone companies did not have an impact on the Company’s statement of operations for the three months ended March 31, 2003.

TDS Telecom’s competitive local telephone companies adopted SFAS No. 143 effective January 1, 2003. TDS Telecom has determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, adoption of SFAS 143 did not have a material impact on the Company.

4.	Income Taxes

Net income (loss) available to common shareholders includes losses from marketable securities and other investments and losses on assets held-for-sale for the three months ended March 31, 2003 and 2002. The following table summarizes the effective income tax expense (benefit) rates in each of the periods.

	Three Months Ended March 31,
	2003		2002
Effective Tax Rate From
Operations excluding loss on marketable securities and other
investments and loss on assets held-for-sale	42.2%		44.3%
Loss on marketable securities and other investments and loss on
assets held-for-sale	(26.4%	)	(39.5%	)
Income (Loss) before cumulative effect of accounting change	N/M		48.3%

N/M - Not Meaningful

5.	(Loss) on Marketable Securities and Other Investments

U.S. Cellular has reported losses on marketable securities and other investments of $3.5 million in 2003. A license cost impairment loss was recorded related to the investment in a non-operating market in Florida that will remain with U.S. Cellular after the AT&T Wireless exchange.

In 2002, management determined that decline in value of TDS’s investment in VeriSign, Inc. relative to its accounting cost basis was other than temporary and recorded a $37.4 million loss on marketable securities and other investments.

6.	Cumulative Effect of Accounting Change

Effective January 1, 2002, U.S. Cellular changed its method of accounting for commissions expenses related to customer activations and began deferring expense recognition of a portion of commissions expenses in the amount of activation fees revenue deferred. The cumulative effect of this accounting change on periods prior to 2002 was recorded in the first quarter of 2002 increasing net income by $3.4 million, net of tax of $3.0 million and minority interest of $1.2 million, or $.06 per basic and diluted share. The first quarter 2002 results have been restated for this accounting change and cumulative effect. The effect on the first quarter of 2002 was to reduce commissions expenses by $829,000 and therefore increase operating income by $829,000, increase income tax expense by $327,000, increase minority share of income by $89,000 and increase income before cumulative effect of accounting change by $413,000.

7.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the potential conversion of preferred stock to common shares. The diluted loss per share calculation for the quarter ended March 31, 2003 excludes the effect of the potentially dilutive securities because their inclusion would be anti-dilutive.

The amounts used in computing earnings per share from operations and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows.

8
Basic Earnings per Share	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Income (Loss) from Operations Before Cumulative Effect of
Accounting Change	$(5,000)	$14,010
Less: Preferred Dividend requirement	(104)	(112)

Income from Operations Available to Common	(5,104)	13,898
Cumulative Effect of Accounting Change	--	3,366

Net Income Available to Common used in Basic Earnings per Share	$(5,104)	$17,264

Diluted Earnings per Share	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Income from Operations Available to Common used in
Basic Earnings per Share	$(5,104)	$13,898
Minority Income Adjustment (1)	--	(78)

Income from Operations Available to Common	(5,104)	13,820
Cumulative Effect of Accounting Change	--	3,366

Net Income Available to Common used in Diluted Earnings per Share	$(5,104)	$17,186

(1) The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

	Three Months Ended March 31,
	2003	2002
	(Shares in thousands)
Weighted Average Number of Common Shares used in Basic
Earnings per Share	58,594	58,600
Effect of Dilutive Securities
Stock Options (1)	--	288

Weighted Average Number of Common Shares used in Diluted
Earnings per Share	58,594	58,888

(1) Stock options convertible into 1,801,802 Common Shares in 2003 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

	Three Months Ended March 31,
	2003	2002
Basic Earnings per Share
Operations	$(0.09)	$0.23
Cumulative Effect of Accounting Change	--	0.06

	$(0.09)	$0.29

Diluted Earnings per Share

Operations	$(0.09)	$0.23
Cumulative Effect of Accounting Change	--	0.06

	$(0.09)	$0.29

8.	Marketable Equity Securities

The Company holds a substantial amount of marketable securities that are publicly traded and can have volatile share prices. The market values of the marketable securities may fall below the accounting cost basis of such securities. If management determines the decline in value of the marketable securities to be “other than temporary”, the unrealized loss included in other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

In the quarter ended March 31, 2002, management determined that the decline in the value of the VeriSign investment relative to its accounting cost basis was other than temporary and charged a $37.4 million loss to the statement of operations ($22.6 million, net of tax of $14.8 million) and reduced the accounting cost basis of the VeriSign investment by a corresponding amount. The loss was reported in the caption “Gain (loss) on marketable securities and other investments” in the Statements of Operations.

9
TDS and subsidiaries have entered into a number of forward contracts related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities.

Information regarding the Company’s marketable equity securities is summarized as follows.

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$1,448,710	$1,689,285
Vodafone AirTouch plc - 11,265,915 ADRs and
12,945,915 ADRs	205,265	234,580
VeriSign, Inc. - 2,525,786 Common Shares	22,075	20,257
Rural Cellular Corporation - 719,396 equivalent Common Shares	647	611
Other	195	206

	1,676,892	1,944,939

Marketable Equity Securities - Loaned
Vodafone AirTouch plc - 1,680,000 ADRs	30,610	--

Aggregate Fair Value	1,707,502	1,944,939
Accounting Cost Basis	1,545,325	1,545,713

Gross Unrealized Holding Gains (Losses)	162,177	399,226
Income Tax (Expense) Benefit	(63,380)	(155,794)

Unrealized Holding Gains (Losses), net of tax	98,797	243,432
Derivatives, net of tax	95,641	(50,508)
Equity Method Unrealized Gains	615	615
Minority Share of Unrealized Holding (Gains) Losses	(2,288)	(1,835)

Accumulated Other Comprehensive Income	$192,765	$191,704

U.S. Cellular has entered into a securities loan agreement with an investment bank related to 1,680,000 of its Vodafone ADRs. Under the terms of the securities loan agreement, both U.S. Cellular and the investment bank have the right to terminate the loan at any time providing necessary time for share settlement (three business days). The investment bank is required to provide collateral that will be adjusted periodically to be not less than 100% of the fair market value of the loaned securities. U.S. Cellular earns a loan fee on the securities loaned.

Under SFAS No. 140, U.S. Cellular is required to account for the collateral as a secured borrowing. As a result, U.S. Cellular was required to record $32.2 million of Collateral investment pledged in current assets and a corresponding Collateral loan payable in current liabilities. The asset and liability will be offset upon the return of the loaned securities. Consequently, U.S. Cellular will not have to use cash flows from operations to extinguish the liability.

9.	Goodwill and Customer Lists

The Company has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. Included in U.S. Cellular’s goodwill is goodwill related to various acquisitions structured to be tax-free. No deferred taxes have been provided on goodwill related to tax-free acquisitions.

10
The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002, were as follows.

		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	Other(1)	Total
Beginning Balance January 1, 2003	$643,629	$397,482	$29,440	$35,900	$1,106,451
Allocation to Assets of Operations
Held-for-Sale (2)	(93,658)	--	--	--	(93,658)
Other	(3,269)	(928)	--	--	(4,197)

Ending Balance March 31, 2003	$546,702	$396,554	$29,440	$35,900	$1,008,596

Beginning Balance January 1, 2002	$473,975	$332,848	$29,440	$34,538	$870,801
Net additions	--	56	--	--	56

Ending Balance March 31, 2002	$473,975	$332,904	$29,440	$34,538	$870,857

(1)Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary. (2)See Note 10 – Assets of Operations Held-for-Sale for discussion of allocation.

The customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. Amortization expense was $4.5 million in the first quarter of 2003. There was no amortization of customer lists in the first quarter of 2002. The related amortization expense for the remainder of 2003 and for the years 2004-2007 is expected to be $11.1 million, $9.5 million, $5.8 million, $3.5 million and $2.1 million, respectively.

10.	Assets and Liabilities of Operations Held-for-Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties. U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and approximately 141,000 customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The transaction is subject to regulatory approvals. The closing of the transfer of the U.S. Cellular properties and the assignments to U.S. Cellular of most of the PCS licenses is expected to occur in the third quarter of 2003. The assignment and development of certain licenses will be deferred by U.S. Cellular until later periods. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular will be accounted for as a sale. The Company will not report the transaction as discontinued operations as previously disclosed.

As a result of the agreement, the consolidated balance sheet of TDS as of March 31, 2003 reflects the wireless assets and liabilities to be transferred as assets and liabilities of operations held-for-sale in accordance with SFAS No. 144. The results of operations of the markets to be transferred continue to be included in results from operations.

U.S. Cellular allocated $93.7 million of goodwill to the operations held-for-sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Subsequent to the allocation, a $23.5 million loss was recorded and reported as a “loss on assets held-for–sale” representing the difference between the book value of the markets to be transferred to AT&T Wireless and the fair value of the assets to be received in the transaction. The fair value of the assets to be received was determined using an independent valuation. The Company anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

11
Summarized assets and liabilities relating to operations held-for-sale are as follows.

March 31, 2003 (Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	13,032
Other current assets	1,764
License costs	55,147
Goodwill	93,658
Property, plant and equipment, net	85,801
Other assets	513
Loss on assets held-for-sale	(23,500)

Assets of Operations Held-for-Sale	$226,422

Current liabilities
Accounts payable	$6,484
Other current liabilities	3,339

Liabilities of Operations Held-for-Sale	$9,823

11.	Common Share Repurchase Program

The Board of Directors of TDS from time to time has authorized the repurchase of TDS Common Shares. In 2003, the Board of Directors authorized the repurchase of up to 3.0 million Common Shares through February 2006. The Company may use repurchased shares to fund acquisitions and for other corporate purposes. As of March 31, 2003, TDS has repurchased 750,300 common shares under this authorization for an aggregate of $29.4 million, representing an average per share price of $39.11, leaving 2,249,700 shares available for repurchase under the authorization. TDS paid cash of $24.6 million and $4.8 million for these common shares in the first and second quarters of 2003, respectively, related to repurchases made during the first quarter of 2003. Share repurchases may be made from time to time on the open market or private transactions, at prices approximating then existing market prices. TDS has repurchased and may from time to time in the future repurchase shares under a 10b5-1 plan, which allows TDS to repurchase its shares during a period in which the TDS may be in possession of material non-public information, provided that TDS entered into the plan at a time when it was not in possession of material non-public information. No shares were repurchased in 2002.

In April 2003, the Company repurchased an additional 479,100 TDS Common Shares for a total of $20.5 million, representing an average per share price of $42.84.

12
12.	Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Balance, beginning of period	$191,704	$(352,120)

Marketable Equity Securities
Add (Deduct):
Unrealized gains (losses) on securities	(237,439)	(413,254)
Income tax (expense) benefit	92,571	162,657

	(144,868)	(250,597)
Equity method unrealized (gains) losses	--	--
Minority share of unrealized (gains) losses	(429)	8,626

Net unrealized gains (losses)	(145,297)	(241,971)

Deduct (Add):
Recognized (losses) on securities	(388)	(37,400)
Income tax (expense) benefit	157	14,754

	(231)	(22,646)
Minority share of recognized losses	22	--

Net recognized gains (losses) from Marketable Equity
Securities included in Net Income	(209)	(22,646)

	(145,088)	(219,325)

Derivative Instruments
Unrealized gains (losses) on derivative instruments	239,677	--
Income tax (expense) benefit	(93,528)	--

	146,149	--

Net change in unrealized gains (losses) included in
Comprehensive Income (Loss)	1,061	(219,325)

Balance, end of period	$192,765	$(571,445)

Accumulated Unrealized Gain (Loss) on Derivative Instruments
Balance, beginning of period	$(50,508)	$--
Add (Deduct):
Unrealized gains (losses) on derivative instruments
Cash flow hedges	241,377	--
Fair value hedges	(1,700)	--

	239,677	--
Income tax (expense) benefit	(93,528)	--

	146,149	--

Balance, end of period	$95,641	$--

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$(5,000)	$17,376
Net change in unrealized gains (losses) on securities and derivative instruments	1,061	(219,325)

	$(3,939)	$(201,949)

13
13.	Supplemental Cash Flow Information

Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. The following table summarizes interest and income taxes paid.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Interest Paid	$46,161	$33,097

Income Taxes Paid	$(38,193)	$6,457

14
14.	Business Segment Information

Financial data for the Company’s business segments for each of the three-month periods ended or at March 31, 2003 and 2002 are as follows.

Three Months Ended or at March 31, 2003		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$595,914	$159,597	$52,439	$(532)	$807,418
Operating income (loss)	(6,189)	45,416	(5,361)	--	33,866
Depreciation and amortization
expense	109,503	33,619	8,031	--	151,153

Operating income before depreciation
and amortization(2)	103,314	79,035	2,670	--	185,019
Loss on assets held-for-sale	23,500	--	--	--	23,500

Operating income before depreciation
and amortization and loss on assets
held-for-sale(2)	126,814	79,035	2,670	--	208,519
Significant noncash items:
Investment income, net	12,378	169	--	203	12,750
Gain (loss) on marketable
securities and other investments	(3,500)	--	--	--	(3,500)
Marketable securities	187,004	--	--	1,520,498	1,707,502
Investment in unconsolidated
entities	161,708	19,135	--	25,781	206,624
Total assets	4,697,800	1,885,379	237,967	2,720,733	9,541,879
Capital expenditures	$140,926	$15,412	$3,705	$1,340	$161,383

Three Months Ended or at March 31, 2002		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total

Operating revenues	$478,420	$149,521	$37,754	$(498)	$665,197
Operating income (loss)	79,676	40,517	(14,826)	--	105,367
Depreciation and amortization
expense	72,752	32,455	6,692	--	111,899

Operating income before depreciation and
amortization(2)	152,428	72,972	(8,134)	--	217,266
Significant noncash items:
Investment income	10,461	236	--	340	11,037
Gain (loss) on marketable
securities and other investments	--	--	--	(37,400)	(37,400)
Marketable securities	190,815	--	--	2,095,989	2,286,804
Investment in unconsolidated
entities	164,802	48,556	--	25,071	238,429
Total assets	3,704,314	1,457,029	214,566	2,242,402	7,618,311
Capital expenditures	$100,075	$19,194	$9,059	$--	$128,328

(1)	Consists of the TDS Corporate operations, TDS Telecom intercompany eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.
(2)

Operating income before depreciation and amortization and Operating income before depreciation and amortization and loss on assets held-for-sale are measures of profit and loss used by the chief operating decision maker to review the operating performance of each reportable business segment and is reported above in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Telephone and Data Systems, Inc. (“TDS” or the “Company”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.3 million wireless telephone and wireline telephone customer units. TDS conducts substantially all of its wireless telephone operations through its 82.2%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with the Company’s interim consolidated financial statements and footnotes included herein, and with the Company’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Operating Revenues increased 21% ($142.2 million) during the first three months of 2003 primarily as a result of a 19% increase in customer units served. U.S. Cellular’s operating revenues increased 25% ($117.5 million) as customer units served increased by 736,000, or 21%, since March 31, 2002, to 4,240,000. Acquisitions contributed 9% (320,000 customer units) of U.S. Cellular’s customer growth in the past twelve months. TDS Telecom operating revenues increased 13% ($24.7 million) as equivalent access lines increased by 115,200, or 13%, since March 31, 2002 to 1,017,700. Acquisitions contributed 3% (27,000 equivalent access lines) of TDS Telecom’s equivalent access line growth in the past twelve months.

Operating Expenses rose 38% ($213.7 million) in 2003 reflecting growth in operations. U.S. Cellular’s operating expenses increased 51% ($203.4 million) primarily reflecting costs associated with providing service to an expanding customer base and additional expenses related to the Chicago market acquired in August 2002. Also included in U.S. Cellular’s operating expenses is a $23.5 million loss on assets of operations held-for-sale. TDS Telecom’s expenses increased 6% ($10.4 million) reflecting growth in operations offset somewhat by a reduction in bad debt expense.

Operating Income decreased 68% ($71.5 million) to $33.9 million in 2003. Operating margin decreased to 4.2% in 2003 from 15.8% in 2002 on a consolidated basis. U.S. Cellular’s operating income decreased 108% ($85.9 million) to an operating loss of $6.2 million in 2003 and its operating income margin, as a percentage of service revenues, decreased to (1.1)% in 2003 from 17.3% in 2002. TDS Telecom’s operating income increased 56% ($14.4 million) to $40.1 million in 2003 and its operating margin rose to 18.9% in 2003 from 13.8% in 2002.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income and gain (loss) on marketable securities and other investments. Investment and other income (expense) totaled $14.7 million in 2003 and $(23.1) million in 2002.

Interest and Dividend Income increased $2.3 million to $4.3 million in 2003 primarily due to increased interest income earned on larger cash balances. The Company reported cash and cash equivalents of $1,315.9 million at March 31, 2003. The increase in cash is primarily from the cash received from the forward contracts during 2002.

Investment Income increased 16% ($1.7 million) in the first three months of 2003. Investment income represents the Company’s share of income in unconsolidated entities in which the Company has a minority interest and follows the equity method of accounting.

(Loss) on Marketable Securities and Other Investments totaled $3.5 million in 2003 and $37.4 million in 2002. A $3.5 million license cost impairment loss was recorded related to the investment in a non-operating market in Florida that will remain after the AT&T Wireless exchange. In 2002, management determined the decline in value of TDS’s investment in VeriSign, Inc. relative to its accounting cost basis was other than temporary and charged the loss to the income statement.

Interest Expense increased 46% ($13.7 million) to $43.4 million in 2003. The increase in interest expense in 2003 was primarily due to amounts related to variable prepaid forward contracts ($10.3 million) and to the issuance of 30-year 8.75% Senior Notes ($2.8 million) by U.S. Cellular in November 2002.

Income Tax Expense decreased 83% ($18.6 million) in 2003 primarily due to the lower pretax income and the tax effects of the loss on marketable securities and other investments and the loss on assets held-for-sale. Losses totaled $27.0 million ($16.3 million, net of tax of $7.2 million and minority interest of $3.5 million) in 2003. A Loss of $37.4 million ($22.6 million, net of tax of $14.8 million) was recorded on marketable securities in 2002. The effective tax rate was not meaningful in 2003 and 48.3% in 2002. Excluding the tax on the losses, the effective tax rate was 42.2% in 2003 and 44.3% in 2002. For a discussion of the Company’s effective tax rates in 2003 and 2002, see Note 4 – Income Taxes.

U.S. Cellular recorded a loss of $23.5 million on assets held-for-sale for the difference between the book value of the markets to be given up to AT&T Wireless and the fair value of the assets to be received in the transaction. Because U.S. Cellular’s tax basis in the assets to be transferred to AT&T Wireless is lower than its book basis, the Company anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

Minority Share of (Income) includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $3.5 million due to U.S. Cellular’s loss on marketable securities and other investments and loss on assets held-for-sale.

	Three Months Ended March 31,
	2003	2002	Change
	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$2,612	$(7,887)	$10,499
Minority Shareholders' or Partners'	(2,803)	(2,115)	(688)

	(191)	(10,002)	9,811
Other	3	(26)	29

	$(188)	$(10,028)	$9,840

Income (Loss) Before Cumulative Effect of Accounting Change totaled $(5.0) million, or $(0.09) per diluted share, in 2003 compared to $14.0 million, or $0.23 per diluted share, in 2002.

Cumulative Effect of Accounting Change. Effective January 1, 2002, U.S. Cellular changed its method of accounting for commissions expenses related to customer activations and began deferring expense recognition of a portion of commissions expenses in the amount of activation fees revenue deferred. The cumulative effect of this accounting change on periods prior to 2002 was recorded in 2002 and increased net income by $3.4 million, net of tax and minority interest, or $0.06 per diluted share.

Net Income (Loss) Available to Common totaled $(5.1) million, or $(0.09) per diluted share, in 2003, compared to $17.3 million, or $.29 per diluted share, in 2002.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.2%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Growth in the customer base and the acquisition of Chicago 20MHz, LLC (“Chicago 20MHz”) are the primary reasons for the growth in U.S. Cellular’s revenues and expenses. The number of customer units served increased by 736,000 or 21%, since March 31, 2002, to 4,240,000 due to customer additions from its marketing channels as well as the addition of customers from the Chicago 20MHz acquisition.

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20MHz from PrimeCo Wireless Communications LLC (“PrimeCo”). Chicago 20MHz operates a wireless system in the Chicago Major Trading Area (“MTA”). Chicago 20MHz is the holder of certain FCC licenses, including a 20 megahertz (“MHz”) PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The Chicago 20MHz operations are included in consolidated operations for the first quarter of 2003 but not for the comparable quarter of 2002. The Chicago 20MHz operations contributed to the increases in the Company’s operating revenues and expenses during 2003 compared to 2002.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Operating Revenues
Retail service	$464,341	$373,826
Inbound roaming	54,606	54,330
Long-distance and other service revenues	45,654	32,957

Service Revenues	564,601	461,113
Equipment sales	31,313	17,307

	595,914	478,420

Operating Expenses
System operations	137,965	107,921
Marketing and selling	108,921	79,226
Cost of equipment sold	64,765	30,367
General and administrative	157,449	108,478
Depreciation	95,872	65,977
Amortization	13,631	6,775
Loss on assets held-for-sale	23,500	--

	602,103	398,744

Operating Income (loss)	$(6,189)	$79,676

Operating revenues increased 25% ($117.5 million) in 2003 primarily related to the 21% increase in customer units. Average monthly service revenue per customer increased 2% ($0.91) to $45.05 in 2003 from $44.14 in 2002.

Retail service revenues (charges to U.S. Cellular’s customers for local system usage and usage of systems other than their local systems) increased 24% ($90.5 million) in 2003 due primarily to the growth in customers. Average retail service revenue per minute continued to decline while the average local minutes of use per customer increased 59% to 377 in 2003 from 237 in 2002. Competitive pressures and U.S. Cellular’s use of incentive programs and rate plans to stimulate overall usage, as well as the acquisition of Chicago 20MHz, whose customers used more minutes per month than the Company average resulted in a lower average monthly retail service revenue per minute of use. Average monthly retail service revenue per customer increased 4% ($1.26) to $37.05 in 2003 from $35.79 in 2002.

Inbound roaming revenues (charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming) increased 1% ($0.3 million) in 2003. The increase in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from an increase in roaming minutes used, almost fully offset by the decrease in revenue per roaming minute of use. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. Average inbound roaming revenue per minute of use is expected to continue to decline in the future, reflecting the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to newer customers roaming less than existing customers, reflecting further penetration of the consumer market. In addition, as new wireless operators begin service in U.S. Cellular’s markets, roaming partners could switch their business to these new operators.

Long-distance and other revenue increased $12.7 million, or 39%, in 2003, primarily related to an increase in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using U.S. Cellular’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge. The increase in long-distance and other revenue was also driven by the increase in amounts billed to U.S. Cellular’s customers to offset certain regulatory charges, such as universal service funding and E-911 infrastructure costs, which are being passed through to customers.

Equipment sales revenues increased 81% ($14.0 million) in 2003. U.S. Cellular changed its method of distributing handsets to its agent channels in the second quarter of 2002. U.S. Cellular began selling handsets to its agents at a price approximately equal to its cost before applying any rebates. Previously, the agents purchased handsets from third parties. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that U.S. Cellular will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

Equipment sales revenue is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents sign up a new customer or retain a current customer.

Handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $17.7 million during 2003. Excluding those revenues, equipment sales would have decreased $3.7 million, or 22%, from 2002. Gross customer activations, the primary driver of equipment sales revenues, increased 47% in 2003. The increase in gross customer activations in 2003 was driven by an increase in store traffic in U.S. Cellular’s markets and the acquisition of Chicago 20MHz, which added to U.S. Cellular’s distribution network. The decrease in revenues is primarily attributable to lower revenue per handset in 2003, reflecting declining handset prices and the reduction in sales prices to end users as a result of increased competition.

Operating expenses increased 51% ($203.4 million) in 2003. The increase is primarily related to costs incurred to serve and expand the growing customer base.

System operations expenses increased 28% ($30.0 million). System operations expenses include charges from other telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of the network, long-distance charges and outbound roaming expenses. The increase was due to an increase in the cost of minutes used on the systems ($13.9 million), an increase in the cost of maintaining the network ($11.8 million) and an increase in the costs associated with customers roaming on other companies’ systems ($4.3 million). Management expects system operations to increase over the next few years, driven by increases in the number of cell sites and increases in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 3,987 in 2003 from 3,049 in 2002.

In 2003, system operations expenses increased due to the acquisition of Chicago 20MHz. The increase in expenses in the Chicago 20MHz market was partially offset by a reduction in expenses in other markets, primarily in the Midwest, when customers in those markets used the Chicago 20MHz system. In 2002, U.S. Cellular paid roaming charges to third parties when its customers roamed in the Chicago market.

As the Chicago area has historically been U.S. Cellular’s customers’ most popular roaming destination, management anticipates that the continued integration of Chicago 20MHz into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that U.S. Cellular’s customers use U.S. Cellular’s systems rather than other carriers’ networks.

Marketing and selling expenses increased 37% ($29.7 million) in 2003. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the 47% increase in gross customer activations in 2003, which drove a $7.2 million increase in commissions and agent-related payments, and a $10.7 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago 20MHz market.

Marketing cost per gross customer activation (“CPGA”), which includes marketing and selling expenses and cost of equipment sold, less equipment sales revenues (excluding agent rebates related to customer retention), decreased 1% to $358 in 2003 from $362 in 2002. Agent rebates related to the retention of current customers totaled $7.9 million in 2003. Due to the impact of such agent rebates, in 2003 CPGA is not calculable using financial information derived directly from the statement of operations. Future CPGA calculations will also be impacted by the effects of agent rebates related to customer retention.

Cost of equipment sold increased 113% ($34.4 million) in 2003. The increase in 2003 is primarily due to the $32.8 million in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Excluding agent handset sales, cost of equipment sold increased by $1.6 million, or 5%, in 2003. This increase primarily reflects a 47% increase in gross customer activations, almost fully offset by reduced per unit handset prices.

General and administrative expenses increased 45% ($49.0 million) in 2003. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of U.S. Cellular’s corporate expenses. The increase in general and administrative expenses is primarily due to increases in billing-related expenses ($10.8 million), bad debt expenses ($9.1 million), customer retention expenses ($5.7 million) and various customer service-related expenses as a result of the 21% increase in the customer base. The increase in billing-related expenses is primarily related to maintenance of the Chicago 20MHz billing system and the ongoing conversion of such billing system to the system used in U.S. Cellular’s other operations. The other factors above were also impacted by the acquisition of Chicago 20MHz.

U.S. Cellular anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets. A substantial portion of these customer retention expenses are anticipated to be agent rebates, which are recorded as a reduction of equipment sales revenues.

Depreciation expense increased 45% ($29.9 million) in 2003 primarily due to the 34% increase in average fixed assets since March 31, 2002. Amortization expense increased 101% ($6.9 million) in 2003 primarily driven by the $4.3 million of amortization related to the customer list intangible assets acquired.

Loss on assets held-for-sale totaled $23.5 million in 2003. The loss was recorded on the difference between the book value of the markets to be transferred to AT&T Wireless and the fair value of the assets to be received in the transaction, as determined by an independent valuation. Subsequent to recording the loss, the recorded value of the assets U.S. Cellular expects to transfer to AT&T Wireless is equal to the fair value of the assets U.S. Cellular expects to receive from AT&T Wireless. This loss may require an adjustment at the time the transaction is completed if either the fair value of assets received or the recorded value of the assets transferred have changed.

Operating income (loss) decreased $85.9 million to a loss of $6.2 million in 2003. The decline in operating income reflects increased expenses from the acquisition and launch of the Chicago market; increased number of cell sites and fixed assets, equipment subsidies and network usage; and the loss on assets held for sale. U.S. Cellular expects most of the above factors to continue to have an effect on operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income to fluctuate over the next several quarters.

Related to U.S. Cellular’s acquisition and subsequent transition of the Chicago 20MHz operations, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its PCS licensed areas, and will begin marketing operations in those areas during 2003 and 2004. As a result, U.S. Cellular’s operating income and operating margins may be below historical levels for the full years of during 2003 and 2004 compared to the full year of 2002.

Management expects service revenues to continue to grow during the remainder of 2003. However, management anticipates that average monthly revenue per customer may decrease as retail service revenue

23

per minute of use and inbound roaming revenue per minute of use decline. Management believes U.S. Cellular operating results reflect seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter to quarter. Management anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expense, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline.

Competitors licensed to provide wireless services have initiated service in substantially all of U.S. Cellular’s markets over the past several years. U.S. Cellular expects other wireless operators to continue deployment of their networks throughout all of its service areas during the remainder of 2003 and in 2004. U.S. Cellular’s management continues to monitor other wireless communications providers’ strategies to determine how this additional competition is affecting U.S. Cellular’s results. The effects of additional wireless competition and the downturn in the nation’s economy have significantly slowed customer growth in certain of U.S. Cellular’s markets. Management anticipates that overall customer growth may be slower in the future, primarily as a result of the increase in competition in U.S. Cellular’s markets and the maturation of the wireless industry.

Acquisition of Wireless Markets

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties. U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and approximately 141,000 customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The transaction is subject to regulatory approvals. The closing of the transfer of the U.S. Cellular properties and the assignments to U.S. Cellular of most of the PCS licenses is expected to occur in the third quarter of 2003. The assignment and development of certain licenses will be deferred by U.S. Cellular until later periods. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular will be accounted for as a sale. The Company will not report the transaction as discontinued operations as previously disclosed.

As a result of the agreement, the consolidated balance sheet of TDS as of March 31, 2003 reflects the wireless assets and liabilities to be transferred as assets and liabilities of operations held-for-sale in accordance with SFAS No. 144. The results of operations of the markets to be transferred continue to be included in results from operations.

U.S. Cellular allocated $93.7 million of goodwill to the operations held-for-sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assts.” Subsequent to the allocation, a $23.5 million loss was recorded and reported as a “loss on assets held-for–sale” for the difference between the book value of the markets to be given up to AT&T Wireless and the fair value of the assets to be received in the transaction. The Company anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 115,200 or 13%, since March 31, 2002 to 1,017,700.

TDS Telecom’s incumbent local exchange carriers (“ILEC”) subsidiaries served 713,800 equivalent access lines at March 31, 2003, a 5% (32,800 equivalent access lines) increase from the 681,000 equivalent access lines at March 31, 2002. Acquisitions in 2002 added 27,000 equivalent access lines while internal growth added 5,800 equivalent access lines.

TDS Telecom’s competitive local exchange carrier (“CLEC”) subsidiaries served 303,900 equivalent access lines at March 31, 2003, a 37% (82,400 equivalent access lines) increase from 221,500 equivalent access lines served at March 31, 2002.

Operating revenues increased 13% ($24.7 million) in 2003. CLEC operations, reflecting customer growth, contributed $14.7 million to the increase in operating revenues in 2003. Telephone companies acquired in 2002 contributed operating revenues of $5.2 million in 2003. In addition, the operations of relatively new services such as long distance resale, Internet service and digital subscriber line (“DSL”) service increased operating revenues $3.0 million in 2003.

Operating expenses increased 6% ($10.4 million) during 2003, reflecting primarily growth in access lines and growth in expenses related to the newer services and offset by a reduction in bad debt expense in 2003 as compared to 2002 due to the bankruptcies of certain long-distance carriers in 2002.

Operating income increased 56% ($14.4 million) to $40.1 million in 2003 reflecting improved operating results from CLEC operations, the reduction of bad debt expense and the operating results of acquired ILEC companies.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Local Telephone Operations
Operating Revenues
Local service	$49,051	$46,843
Network access and long-distance	89,652	83,084
Miscellaneous	20,894	19,594

	159,597	149,521

Operating Expenses
Operating expenses before depreciation
and amortization	80,562	76,549
Depreciation and amortization	33,619	32,455

	114,181	109,004

Local Telephone Operating Income	$45,416	$40,517

Competitive Local Exchange Operations
Operating Revenues	$52,439	$37,754

Operating Expenses
Operating expenses before depreciation
and amortization	49,769	45,888
Depreciation and amortization	8,031	6,692

	57,800	52,580

Competitive Local Exchange
Operating (Loss)	$(5,361)	$(14,826)

Intercompany revenue elimination	(532)	(498)
Intercompany expense elimination	(532)	(498)

Operating Income	$40,055	$25,691

22

Local Telephone Operations
Operating revenues increased 7% ($10.1 million) in 2003. Average monthly revenue per equivalent access line increased 2% ($1.33) to $74.68 in 2003 from $73.35 in 2002. Acquisitions increased operating revenues by $5.2 million in 2003. Revenues from Internet, DSL and other non-regulated lines of business increased miscellaneous revenues by $1.9 million in 2003. As of March 31, 2003, TDS Telecom ILEC operations were providing Internet service to 118,100 customers compared to 115,200 customers in 2002 and were providing DSL service to 12,800 customers compared to 3,300 customers in 2002. Revenues from reselling long distance service increased network access and long distance revenues by $1.0 million in 2003. As of March 31, 2003, TDS Telecom ILEC operations were providing long distance service to 202,100 customers compared to 146,100 customers in 2002.

Operating expenses increased by 5% ($5.2 million) in 2003. Operating expenses before depreciation and amortization increased by 5% ($4.0 million) in 2003. Acquisitions increased operating expenses before depreciation and amortization by $3.2 million in 2003. The cost of providing long-distance, Internet and DSL service to an increased customer base increased expenses by $3.1 million. Bad debt expense decreased by $3.9 million in 2003. Bad debt expense recorded in 2002 included $3.0 million related to the write-off of pre-petition accounts receivable due to the bankruptcy of Global Crossing. Depreciation and amortization increased 4% ($1.2 million) in 2003.

Operating income increased 12% ($4.9 million) to $45.4 million primarily due to the reduction in bad debt expense and the partial recovery of amounts due from Global Crossing and the contribution of the acquired companies. Local telephone operating expenses are expected to increase due to inflation while additional revenues and expenses are expected from new or expanded product offerings.

Competitive Local Exchange Operations
TDS Telecom’s CLEC strategy maintains a geographic focus and is designed to leverage TDS Telecom’s existing management and infrastructure to complement TDS Telecom’s ILEC clustering strategy. TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities-based entry as a CLEC. TDS Telecom intends to be the leading alternative provider for customers’ wired telecommunications in its CLEC markets.

Operating revenues (revenue from the provision of local and long-distance telephone service and revenue from a long-distance provider) increased 39% ($14.7 million) in 2003 as equivalent access lines served increased to 303,900 at March 31, 2003 from 221,500 at March 31, 2002. TDS Metrocom commercial customer revenues increased $4.6 million in 2003 while residential customer revenues increased $4.1 million. Operating revenue in 2003 also includes a one-time settlement, which increased access revenues by $1.8 million. Average monthly revenue per equivalent access line was $58.85 in 2003 and $61.01 in 2002.

Operating expenses increased 10% ($5.2 million) in 2003. Operating expenses before depreciation and amortization increased $3.9 million while depreciation and amortization increased $1.3 million.

Operating loss decreased 64% ($9.5 million) to $5.4 million. The decline in competitive local exchange operating losses primarily reflects growth in revenues complemented by cost constraint.

FINANCIAL RESOURCES

Cash Flows From Operating Activities. The Company generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $175.9 million in the first three months of 2003 compared to $183.1 million in 2002.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$175,914	$183,093
Investing activities	(151,404)	(147,525)
Financing activities	(7,532)	(95,477)

Net increase (decrease) in
cash and cash equivalents	$16,978	$(59,909)

The following table is a summary of the components of cash flows operating activities.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Income (loss) before cumulative effect of
accounting change	$(5,000)	$14,010
Adjustments to reconcile income (loss)
to net cash provided by operating activities	177,648	149,067

	172,648	163,077
Changes in assets and liabilities	3,266	20,016

	$175,914	$183,093

Changes in working capital and other assets and liabilities provided $3.3 million in 2003 and $20.0 million in 2002 reflecting timing differences in the payment of accounts payable, the receipt of accounts receivable, the change in accrued taxes and materials and supplies balances.

Cash Flows from Investing Activities
TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost reducing upgrades to TDS’s networks. Cash flows used for investing activities required $151.4 million in the first three months of 2003 compared to $147.5 million in 2002.

Cash expenditures for capital additions required $161.4 million in 2003 and $128.3 million in 2002. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $140.9 million in 2003 and $100.1 million in 2002 representing expenditures to construct cell sites, to replace retired assets, to improve business systems and to migrate to a single digital equipment platform — CDMA. TDS Telecom capital expenditures for its local telephone operations totaled $15.4 million in 2003 and $19.2 million in 2002 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities. TDS Telecom’s capital expenditures for competitive local exchange operations totaled $3.7 million in 2003 and $9.0 million in 2002 for switching and other network facilities. Corporate capital expenditures totaled $1.3 million in 2003.

Distributions from unconsolidated investments provided $13.6 million in 2003 and $4.1 million in 2002. The Company acquired two PCS licenses for $17.1 million in 2002.

Cash Flows from Financing Activities
Cash flows from financing activities required $7.5 million in the first three months of 2003 and $95.5 million in 2002. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo for $40.7 million. The repurchase was financed using short-term debt. In 2002, TDS retired a total of $51.0 million of medium-term notes at par value. Notes Payable provided $72.0 million in 2003 and required by $31.0 million in 2002. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $9.2 million in 2003 and $8.6 million in 2002.

During the first three months of 2003 cash required for the repurchase of TDS Common Shares totaled $24.6 million. An additional $4.8 million was paid in April 2003 to settle repurchases that occurred at the end of March 2003. In total, TDS has repurchased 750,300 Common Shares for an average price of $39.11 per share as of March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that internal cash flow, existing cash and cash equivalents, and funds available from line of credit arrangements provide sufficient financial resources to finance its near-term capital, business development and expansion expenditures. TDS and its subsidiaries have access to public and private capital markets to help meet their long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities when and if capital requirements, financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS does not believe that any circumstances that could materially adversely affect TDS’s liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of TDS’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition and share repurchase programs.

The Company generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $175.9 million in the first three months of 2003 compared to $183.1 million in 2002. TDS and its subsidiaries had cash and cash equivalents totaling $1,315.9 million at March 31, 2003. TDS anticipates using a portion of the cash to repurchase common shares, reduce outstanding debt and for general corporate purposes.

The Company has entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds. The forward contracts mature from May 2007 to August 2008 and, at the Company’s option, may be settled in shares of the respective security or cash. If shares are delivered in the settlement of the forward contract, the Company would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of March 31, 2003, such deferred tax liabilities totaled $646.5 million.

Revolving Credit Facilities
As discussed below, TDS and its subsidiaries had $1,425 million of revolving credit facilities available for general corporate purposes as well as an additional $75 million in bank lines of credit as of March 31, 2003.

TDS had a $600 million revolving credit facility for general corporate purposes at March 31, 2003. TDS had $3.3 million of letters of credit outstanding against the revolving credit agreement leaving $596.7 million available for use. The credit facility expires in January 2007. Borrowings bear interest at the London Interbank Borrowing Rate (“LIBOR”) plus a contractual spread based on the Company’s credit rating. The contractual spread was 30 basis points as of March 31, 2003 (for a rate of 1.59% based on the LIBOR rate at March 31, 2003).

TDS also had $75 million of additional bank lines of credit for general corporate purposes at March 31, 2003, all of which was unused. The lines of credit expire in less than one year. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate (4.25% at March 31, 2003).

U.S. Cellular had a $500 million bank revolving line of credit (“1997 Revolving Credit Facility”) for general corporate purposes at March 31, 2003, $20 million of which was unused. The 1997 Revolving Credit Facility expires in August 2004. This line of credit provides for borrowings at LIBOR plus a contractual spread, based on U.S. Cellular’s credit rating, which was 19.5 basis points as of March 31, 2003 (for a rate of 1.49% based on the LIBOR rate at March 31, 2003).

U.S. Cellular also had a $325 million bank revolving line of credit (“2002 Revolving Credit Facility”) to be used for general corporate purposes at March 31, 2003, $273 million of which was unused. The 2002 Revolving Credit Facility expires in June 2007. This line of credit provides for borrowings with interest at LIBOR plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of March 31, 2003 (for a rate of 1.84% based on the LIBOR rate at March 31, 2003).

TDS’s and U.S. Cellular’s interest costs would increase if their credit rating goes down which would increase their cost of financing, but their credit facilities would not cease to be available solely as a result of a decline in their credit rating. A downgrade in TDS’s or U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representation on certain matters at the time of each borrowing. At March 31, 2003, TDS and U.S. Cellular were in compliance with all covenants and other requirements set forth in the credit agreements. The respective maturities of TDS’s and U.S. Cellular’s credit facilities would accelerate in the event of a change in control.

Long-term Financing
At March 31, 2003, TDS and its subsidiaries are in compliance with all covenants and other requirements set forth in long-term debt indentures. TDS does not have any rating downgrade triggers that would accelerate the maturity dates of its long-term debt. However, a downgrade in TDS’s credit rating could adversely affect its ability to refinance existing, or obtain access to new, long-term debt in the future.

Capital Expenditures
U.S. Cellular’s estimated capital spending for 2003 totals approximately $600-$630 million, primarily to add cell sites to expand and enhance coverage, to provide additional capacity to accommodate increased network usage, to provide additional digital service capabilities including the migration toward a single digital platform — CDMA technology, to build out certain PCS licensed areas and to enhance office systems. U.S. Cellular’s capital expenditures for the three months ended March 31, 2003 totaled $140.9 million. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash and funds from the revolving credit facilities.

U.S. Cellular expects its conversion to CDMA to be completed during 2004, at a revised approximate cost of $385 million to $410 million spread over 2002 to 2004. Capital expenditures related to this conversion totaled $215 million in 2002, the capital expenditures in 2003 are estimated to be $50 million and the remaining $120 million to $145 million is planned for 2004. U.S. Cellular has contracted with multiple infrastructure vendors to provide a substantial portion of the equipment related to the conversion.

TDS Telecom’s estimated capital spending for 2003 approximates $170 million. The incumbent local telephone companies are expected to spend approximately $130 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $40 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom’s ILEC capital expenditures totaled $15.4 million and the CLEC capital expenditures totaled $3.7 million for the three months ended March 31, 2003. TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions and Divestitures
TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business. On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties. U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls. U.S.

Cellular will transfer wireless assets and approximately 141,000 customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The transaction is subject to regulatory approvals. The closing of the transfer of the U.S. Cellular properties and the assignments to U.S. Cellular of most of the PCS licenses is expected to occur in the third quarter of 2003. The assignment and development of certain licenses will be deferred by U.S. Cellular until later periods. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular will be accounted for as a sale. The Company will not report the transaction as discontinued operations as previously disclosed.

During the quarter, the Company recorded a pre-tax loss of $23.5 million related to the difference between the fair value of the assets being exchanged with AT&T Wireless and their book value. The Company anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million upon the completion of the transaction. A final determination of gain or loss will be calculated at the time the transaction is completed, which is estimated to be in the third quarter of 2003, at which time the estimated loss will be adjusted.

Repurchase of Securities and Dividends
As market conditions warrant, TDS and U.S. Cellular may continue the repurchase of their common shares on the open market or at negotiated prices in private transactions. In 2003, the TDS Board of Directors authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. A total of 750,300 TDS Common Shares were repurchased in 2003 at an aggregate price of $29.4 million. TDS has 2,249,700 common shares remaining available for repurchase under the authorization. Share repurchases may be made from time to time on the open market or private transactions, at prices approximating then existing market prices. TDS has repurchased and may from time to time in the future repurchase shares under a 10b5-1 plan, which allows TDS to repurchase its shares during a period in which the TDS may be in possession of material non-public information, provided that TDS entered into the plan at a time when it was not in possession of material non-public information. In April 2003, the Company repurchased an additional 479,100 TDS Common Shares for a total of $20.5 million, representing an average per share price of $42.84.

U.S. Cellular, as market conditions warrant, may repurchase its common shares on the open market or at negotiate prices in private transactions. U.S. Cellular has approximately 859,000 shares remaining on its 1.4 million Common Share repurchase authorization that expires in December 2003. No U.S. Cellular Common Shares were repurchased in 2003.

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

TDS paid total dividends on its common and preferred stock of $9.2 million in the first quarter of 2003 and $8.6 million in the first quarter of 2002. TDS has no current plans to change its policy of paying dividends. TDS paid quarterly dividends per share of $.155 in 2003 and $.145 in 2002.

Securities Lending
U.S. Cellular has entered into a securities loan agreement with an investment bank related to 1,680,000 of its Vodafone ADRs. Under the terms of the securities loan agreement, both U.S. Cellular and the investment bank have the right to terminate the loan at any time providing necessary time for share settlement (three business days). The investment bank is required to provide collateral that will be adjusted periodically to be not less than 100% of the fair market value of the loaned securities. U.S. Cellular earns a loan fee on the securities loaned.

Under SFAS No. 140, U.S. Cellular is required to account for the collateral as a secured borrowing. As a result, U.S. Cellular was required to record $32.2 million of Collateral investment pledged in current assets and a corresponding Collateral loan payable in current liabilities. The asset and liability will be offset upon the return of the loaned securities. Consequently, U.S. Cellular will not have to use cash flows from operations to extinguish the liability.

Off Balance Sheet Arrangements
TDS has no material transactions, arrangements, obligations (including contingent obligations) or other relationships with unconsolidated entities or other persons (“off-balance sheet arrangements”), that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Critical Accounting Estimates
Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company’s senior management has discussed the development and selection of each of the following accounting estimates and the following disclosures with the audit committee of the Company’s board of directors.

License Costs and Goodwill
The Company reported $979.8 million and $1,038.6 million of wireless license costs and $1,008.6 million and $1,106.5 million of goodwill, at March 31, 2003 and December 31, 2002, respectively, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. Included in assets of operations held-for-sale was $55.1 million of license costs and $93.7 million of goodwill at March 31, 2003.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve assumptions by management about the following factors that are highly uncertain and can result in a range of values: future cash flows, the appropriate discount rate, and other factors and inputs.

In the first quarter of 2003, the Company recorded a $3.5 million license cost impairment loss related to the investment in a non-operating market in Florida that will remain after the AT&T Wireless exchange.

Income Taxes
The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to the company’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires the Company to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, establish a valuation allowance. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company’s current net deferred tax asset was $20.3 million as of March 31, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2003 are as follows:

March 31, 2003 (Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$87,851
Partnership investments	19,179

107,030
Less valuation allowance	49,714

Total Deferred Tax Asset	57,316

Deferred Tax Liability
Marketable equity securities	646,473
Derivative accounting	61,056
Property, plant and equipment	385,226
Licenses	134,273
Other	3,850

Total Deferred Tax Liability	1,230,878

Net Deferred Income Tax Liability	$1,173,562

The valuation allowance relates to state net operating loss carry forwards and the federal operating loss carryforwards for those subsidiaries not included in the federal income tax return since it is more than likely that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $646.5 million at March 31, 2003 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable securities. Income taxes will be payable when TDS sells the marketable securities.

The Company is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of the Company’s income tax expense. The IRS has completed audits of the Company’s federal income tax returns for tax years through 1996.

In the event of an increase in the value of tax assets or a decrease in the value of tax liabilities, TDS would decrease the income tax expense or increase the income tax benefit by an equivalent amount. In the event of a decrease in the value of tax assets or an increase in the value of tax liabilities, TDS would increase the income tax expense or decrease the income tax benefit by an equivalent amount.

Assets of Held for Sale Operations
In connection with the exchange of wireless properties with AT&T Wireless, the consolidated balance sheet and supplemental data of TDS reflect the wireless assets and liabilities to be transferred as assets and liabilities of operations held-for-sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company will not report the transaction as discontinued operations as previously disclosed. The results of operations of the markets to be transferred continue to be included in results from continuing operations.

The value of goodwill allocated to the transferred markets is a critical accounting estimate because it is significant to the recorded value of the assets being transferred. An independent appraisal was performed to determine the fair value of the assets to be received from AT&T Wireless as well as the allocation of goodwill associated with the markets sold. The values of such allocations include underlying assumptions about uncertain matters that are material to the determination of the values, and different estimates could have had a material impact on the Company’s financial presentation that would have been used in the current period.

The following table summarizes the recorded value of the assets and liabilities of the 10 markets that U.S. Cellular will be transferring.

March 31, 2003 (Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	13,032
Other current assets	1,764
License costs	55,147
Goodwill	93,658
Property, plant and equipment, net	85,801
Other assets	513
Loss on assets held-for-sale	(23,500)

Assets of Operations Held-for-Sale	$226,422

Current liabilities
Accounts payable	$6,484
Other current liabilities	3,339

Liabilities related to Operations Held-for-Sale	$9,823

In accordance with SFAS No. 144, the Company recorded an estimated pre-tax loss of $23.5 million related to the pending sale of assets to AT&T Wireless. This loss was calculated by comparing the recorded value of the net assets to be transferred to the fair value of the assets to be acquired. A final determination of gain or loss will be calculated at the time the transaction is completed, which is estimated to be in the third quarter of 2003, at which time the estimated loss may be adjusted.

The Company anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the Acting General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include the following:

•	Increases in the level of competition in the markets in which TDS operates could adversely affect TDS’s revenues or increase its costs to compete.
•	Advances or changes in telecommunications technology could render certain technologies used by TDS obsolete or could increase TDS’s cost of doing business.
•	Changes in the telecommunications regulatory environment could adversely affect TDS’s financial condition or results of operations or ability to do business.
•	Changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could result in an impairment of the value of TDS’s license costs, goodwill and/or physical assets, which may require TDS to record a writedown in the value of such assets.
•	Conversions of LYONs, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations to be different from the amounts presented.
•	Changes in accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Critical Accounting Policies, could have a material effect on the Company’s financial condition, changes in financial condition and results of operations.
•	Settlement, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’s financial condition, results of operations or ability to do business.
•	Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses could have an adverse effect on TDS’s financial condition or results of operations.
•	Changes in prices, the number of customers, average revenue per unit, penetration rates, churn rates, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS’s business operations.
•	Continued uncertainty of access to capital for telecommunications companies, continued deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.
•	War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on TDS’s businesses.
•	Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, including continued difficulties by telecommunications companies, could have an adverse effect on TDS’s businesses.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

31

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

TDS is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes, convertible debt, debentures and trust securities with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts bear interest at LIBOR plus a contractual spread. As of March 31, 2003, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

TDS maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $1,707.5 million at March 31, 2003 and $1,944.9 million at December 31, 2002. As of March 31, 2003, the net unrealized holding gain, net of tax and minority interest, included in accumulated other comprehensive income totaled $96.5 million. Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that an unrealized loss is other than temporary, the loss will be recognized and recorded in the income statement.

TDS and subsidiaries have entered into a number of forward contracts related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities.

Under the terms of the forward contracts, the Company will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to August 2008 and, at the Company’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit the Company’s downside risk and upside potential on the contracted shares. The collars could be adjusted for any changes in dividends on the contracted shares. The forward contracts may be settled in shares of the respective marketable equity security or in cash upon expiration of the forward contract. If the Company elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, the Company would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If the Company elects to settle in cash it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of March 31, 2003, such deferred tax liabilities totaled $646.5 million.

The following table summarizes certain facts relating to the contracted securities as of March 31, 2003.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$ 8.82	$ 11.46	$20,819
Vodafone (2)	12,945,915	$ 15.07 - $16.07	$ 20.92 - $12.41	201,038
Deutsche Telekom	131,461,861	$ 10.74 - $12.41	$ 12.88 - $16.33	1,532,257

				1,754,114
Unamortized debt discount				93,406

				$1,660,708

(1) The per share amounts represent the range of floor and ceiling prices of all securities monetized.
(2) U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone ADR’s.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities and derivative instruments at March 31, 2003, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable securities or canceling any derivative instruments.

	March 31, 2003	Valuation of investments assuming indicated increase
(Dollars in millions)	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$1,707.5	$1,878.3	$2,049.0	$2,219.8
Derivative
Instruments (1)	182.0	(37.0)	(198.5)	(361.1)

	March 31, 2003	Valuation of investments assuming indicated decrease
(Dollars in millions)	Fair Value	-10%	-20%	-30%

Marketable Equity
Securities	$1,707.5	$1,536.8	$1,366.0	$1,195.3
Derivative
Instruments (1)	182.0	281.9	439.4	595.3
(1) Represents change in the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities. 33

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-Q, the principal executive officer and principal financial officer of TDS have concluded that TDS’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)     Changes in internal controls. There were no significant changes in TDS’ internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

34

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of TDS.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

Exhibit	9.1 – Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended is incorporated by reference to Item 7(e) of the Schedule 13D filed by such Voting Trust dated March 28, 2003.

Exhibit	9.2 – Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended is incorporated by reference to Item 7(f) of the Schedule 13D filed by such Voting Trust dated March 28, 2003.

Exhibit	11 — Computation of earnings per common share is included herein as footnote 7 to the financial statements.

Exhibit	12 — Statement regarding computation of ratios.

Exhibit	99.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit	99.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)     Reports on Form 8-K filed during the quarter ended March 31, 2003:

TDS filed a Current Report on Form 8-K dated February 5, 2003, for the purpose of filing the Company’s fourth quarter 2002 and year-end 2002 earnings release.

TDS filed a Current Report on Form 8-K dated March 10, 2003, for the purpose of filing United States Cellular Corporation’s news release announcing that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties.

TDS filed a Current Report on Form 8-K dated March 20, 2003 for the purpose of restating the Company’s fourth quarter 2002 and year-end 2002 earnings release.

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	May 14, 2003	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	May 14, 2003	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	May 14, 2003	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2003 First Quarter Form 10-Q

36
Certification of Chief Executive Officer I, LeRoy T. Carlson, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Telephone and Data Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 14, 2003

/s/ LeRoy T. Carlson, Jr. LeRoy T. Carlson, Jr. President and Chief Executive Officer

37
Certification of Chief Financial Officer I, Sandra L. Helton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Telephone and Data Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 14, 2003

/s/ Sandra L. Helton. Sandra L. Helton Executive Vice President and Chief Financial Officer