Form 10-Q
period 2003-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2003-08-08
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 001-14157
TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
                                                               Yes ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003

Common Shares, $.01 par value Series A Common Shares, $.01 par value	50,934,645 Shares 6,430,365 Shares

TELEPHONE AND DATA SYSTEMS, INC. 2nd QUARTER REPORT ON FORM 10-Q INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations -
Three and Six Months Ended June 30, 2003 and 2002	2

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2003 and 2002	3

Consolidated Balance Sheets -
June 30, 2003 and December 31, 2002	4 -5

Notes to Consolidated Financial Statements	6 - 19

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	20 - 21

Six Months Ended June 30, 2003 and 2002
U.S. Cellular Operations	22 - 25
TDS Telecom Operations	26 - 27
Three Months Ended June 30, 2003 and 2002	28 - 29
Recent Accounting Pronouncements	29 - 30
Financial Resources	30 - 31
Liquidity and Capital Resources	31 - 34
Application of Critical Accounting Policies and Estimates	34 - 37
Outlook	37
Certain Relationships and Related Transactions	37
Safe Harbor Cautionary Statement	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39 - 40

Item 4. Controls and Procedures	41

Part II. Other Information

Item 1. Legal Proceedings	42

Item 4. Submission of Matters to Vote of Security-Holders	42

Item 5. Other Information	42

Item 6. Exhibits and Reports on Form 8-K	43

Signatures	44

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002 (As Restated)	2003	2002 (As Restated)

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES
U.S. Cellular	$639,810	$524,339	$1,235,724	$1,002,759
TDS Telecom	211,477	196,104	422,981	382,881

	851,287	720,443	1,658,705	1,385,640

OPERATING EXPENSES
U.S. Cellular	585,351	423,067	1,187,454	821,811
TDS Telecom	172,391	174,084	343,840	335,170

	757,742	597,151	1,531,294	1,156,981

OPERATING INCOME	93,545	123,292	127,411	228,659

INVESTMENT AND OTHER INCOME (EXPENSE)
Interest and dividend income	6,069	48,167	10,397	50,234
Investment income	13,517	7,752	26,267	18,789
Gain (loss) on marketable securities and other investments	(5,000)	(1,719,126)	(8,500)	(1,756,526)
Other (expense), net	(7,097)	(1,223)	(5,938)	(17)

	7,489	(1,664,430)	22,226	(1,687,520)

INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES	101,034	(1,541,138)	149,637	(1,458,861)
Interest expense	43,996	29,095	87,353	58,719
Minority interest in income of subsidiary trust	6,202	6,202	12,405	12,405

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	50,836	(1,576,435)	49,879	(1,529,985)
Income tax expense (benefit)	24,214	(609,530)	28,069	(587,118)

INCOME (LOSS) BEFORE MINORITY INTEREST	26,622	(966,905)	21,810	(942,867)
Minority Share of (Income) Loss	(6,466)	15,115	(6,654)	5,087

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	20,156	(951,790)	15,156	(937,780)
Cumulative effect of accounting change, net of tax and
minority interest	—	—	—	3,366

NET INCOME (LOSS)	20,156	(951,790)	15,156	(934,414)
Preferred Dividend Requirement	(104)	(106)	(209)	(218)

NET INCOME (LOSS) AVAILABLE TO COMMON	$20,052	$(951,896)	$14,947	$(934,632)

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,474	58,639	58,034	58,619
BASIC EARNINGS PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Change	$0.35	$(16.23)	$0.26	$(16.00)
Net income (loss) available to common	0.35	(16.23)	0.26	(15.94)

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,671	58,639	58,062	58,619
DILUTED EARNINGS PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Change	$0.35	$(16.23)	$0.26	$(16.00)
Net income (loss) available to common	0.35	(16.23)	0.26	(15.94)

DIVIDENDS PER SHARE	$0.155	$0.145	$0.31	$0.29

The accompanying notes to financial statements are an integral part of these statements. 2

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Six Months Ended June 30,

	2003	2002 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before cumulative effect of accounting change	$15,156	$(937,780)
Add (Deduct) adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation and amortization	294,632	227,535
Deferred taxes	22,134	(633,027)
Investment income	(26,267)	(18,789)
Minority share of income	6,654	(5,087)
Loss on assets of operations held for sale	27,000	—
(Gain) loss on marketable securities and other investments	8,500	1,756,526
Noncash interest expense	13,195	4,718
Other noncash expense	14,566	8,965
Changes in assets and liabilities
Change in accounts receivable	81,118	(19,594)
Change in materials and supplies	(32,395)	26,939
Change in accounts payable	(82,135)	(27,242)
Change in advanced billings and customer deposits	13,137	10,420
Change in accrued taxes	(8,625)	32,420
Change in other assets and liabilities	(25,648)	(14,710)

	321,022	411,294

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(360,924)	(327,286)
Acquisitions, net of cash acquired	(1,244)	(73,722)
Increase in notes receivable	(7)	(2,431)
Refund of FCC deposit	—	47,565
Distributions from unconsolidated entities	17,884	6,217
Investments in and advances to unconsolidated entities	(1,465)	(1,695)
Other investing activities	(138)	(8,279)

	(345,894)	(359,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	143,560	(248,400)
Issuance of long-term debt	450	179,850
Repayments of long-term debt	(14,549)	(8,418)
Prepayment of long-term notes	(40,680)	(51,000)
Repurchase of TDS Common Shares	(56,522)	—
Dividends paid	(18,184)	(17,227)
Other financing activities	1,503	(2,657)

	15,578	(147,852)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,294)	(96,189)

CASH AND CASH EQUIVALENTS -
Beginning of period	1,298,936	140,744

End of period	$1,289,642	$44,555

The accompanying notes to financial statements are an integral part of these statements. 3

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,289,642	$1,298,936
Accounts receivable
Due from customers, less allowance of $24,860
and $24,627, respectively	247,736	272,997
Other, principally connecting companies, less
allowance of $11,781 and $15,848, respectively	147,400	175,036
Federal income tax receivable	—	40,000
Materials and supplies, at average cost	103,998	72,441
Other current assets	115,932	88,602

	1,904,708	1,948,012

INVESTMENTS
Marketable equity securities	2,300,233	1,944,939
Wireless license costs	979,759	1,038,556
Goodwill	1,005,029	1,106,451
Customer lists, net of accumulated amortization of $15,543
and $6,567, respectively	31,111	40,087
Investments in unconsolidated entities	215,121	205,995
Notes receivable, less valuation allowance of $55,144
and $55,144, respectively	6,476	7,287
Other investments	15,139	14,914

	4,552,868	4,358,229

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,161,740	2,148,432
TDS Telecom	1,050,385	1,047,811

	3,212,125	3,196,243

OTHER ASSETS AND DEFERRED CHARGES
Derivative asset	—	2,630
Other	96,458	96,914

	96,458	99,544

ASSETS OF OPERATIONS HELD FOR SALE	223,876	—

TOTAL ASSETS	$9,990,035	$9,602,028

The accompanying notes to financial statements are an integral part of these statements. 4

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY Unaudited

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$84,861	$64,482
Notes payable	605,352	461,792
Accounts payable	274,218	361,758
Advance billings and customer deposits	106,312	95,922
Accrued interest	33,110	31,751
Accrued taxes	41,552	34,413
Accrued compensation	49,750	58,678
Other current liabilities	50,339	58,370

	1,245,494	1,167,166

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,238,100	1,170,505
Derivative liability	302,946	61,160
Asset retirement obligations	33,809	—
Other	59,369	55,645

	1,634,224	1,287,310

LONG-TERM DEBT
Long-term debt, excluding current portion	1,567,315	1,641,624
Prepaid forward contracts	1,664,595	1,656,616

	3,231,910	3,298,240

LIABILITIES OF OPERATIONS HELD FOR SALE	9,005	—

MINORITY INTEREST IN SUBSIDIARIES	498,471	489,735

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES of Subsidiary Trust
Holding Solely Company Subordinated Debentures (a)	300,000	300,000

PREFERRED SHARES	6,704	6,954

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued and outstanding 56,103,000
and 55,875,000 shares, respectively	561	559
Series A Common Shares, par value $.01 per share; authorized
25,000,000; issued and outstanding 6,430,000 and
6,602,000 shares, respectively	64	66
Capital in excess of par value	1,834,365	1,832,806
Treasury Shares, at cost, 5,168,000 and 3,799,000
shares, respectively	(460,298)	(404,169)
Accumulated other comprehensive income	260,906	191,704
Retained earnings	1,428,629	1,431,657

	3,064,227	3,052,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,990,035	$9,602,028

(a)

The sole asset of TDS Capital I is $154.6 million principal amount of 8.5% subordinated debentures due 2037 from TDS. The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% subordinated debentures due 2038 from TDS.

The accompanying notes to financial statements are an integral part of these statements. 5

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002 and the cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

U.S. Cellular made changes to its accounting policies which required the Company to restate certain items on its income statement for the three and six months ended June 30, 2002. See Note 6 – “Effects of 2002 Accounting Changes” for the impact on operating income, net income (loss) and earnings per share.

2.	Summary of Significant Accounting Policies

Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and customers in 10 markets in Florida and Georgia to AWE. The assignment and development of certain licenses will be deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the exchange agreement. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AWE will be accounted for as a sale. The closing of the transfer of the U.S. Cellular properties to AWE and the assignments to U.S. Cellular from AWE of a portion of the PCS licenses is expected to occur on August 1, 2003.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the balance sheet as of June 30, 2003 reflects the assets and liabilities of the wireless properties to be transferred to AWE as assets and liabilities of operations held for sale. The assets and liabilities of operations held for sale have been presented separately in the asset and liability sections of the balance sheet. The revenues and expenses of these markets are included in operations. See Note 10 – Assets and Liabilities of Operations Held for Sale for a summary of assets and liabilities of the markets to be disposed of.

Stock-Based Compensation

The Company accounts for stock options and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

No compensation costs have been recognized for the stock option and employee stock purchase plans. Had compensation costs for all plans been expensed and the value determined consistent with SFAS No.

6
123, the Company’s net income (loss) available to common and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common
As Reported	$20,052	$(951,896)	$14,947	$(934,632)
Pro Forma Expense	2,593	2,857	4,390	5,714

Pro Forma Net Income (Loss)
Available to Common	$17,459	$(954,753)	$10,557	$(940,346)

Basic Earnings Per Share

As Reported	$0.35	$(16.23)	$0.26	$(15.94)
Pro Forma Expense Per Share	(0.05)	(0.05)	(0.08)	(0.10)

Pro Forma Basic Earnings Per Share	$0.30	$(16.28)	$0.18	$(16.04)

Diluted Earnings Per Share

As Reported	$0.35	$(16.23)	$0.26	$(15.94)
Pro Forma Expense Per Share	(0.05)	(0.05)	(0.08)	(0.10)

Pro Forma Diluted Earnings Per Share	$0.30	$(16.28)	$0.18	$(16.04)

Recent Accounting Pronouncements

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective July 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

TDS has two subsidiary trusts, TDS Capital I and TDS Capital II, that are variable interest entities pursuant to FIN 46. Effective July 1, 2003, pursuant to the provisions of FIN 46, the Company will discontinue consolidating the subsidiary trusts. TDS Capital I has outstanding 6,000,000 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital I is $154.6 million principal amount of TDS’s 8.5% Subordinated Debentures due December 31, 2037. TDS Capital II has outstanding 6,000,000 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% Subordinated Debentures due March 31, 2038.

On August 1, 2003, the Company announced that its subsidiary trusts, TDS Capital I and TDS Capital II will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). The redemption date is expected to be September 2, 2003. The redemption price of both the 8.5% and 8.04% TOPrS will equal 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions. Upon redemption of the TOPrS by the subsidiary trusts, TDS will not have any variable interest entities pursuant to FIN 46.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. Since the provisions of this Statement will be applied prospectively, there will be no impact on the Company’s June 30, 2003 financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements.

7
Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 30, 2003, the Company had $300 million of Company –Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust that are free standing financial instruments within the scope of SFAS No. 150. However, the Subsidiary Trusts holding these securities will be deconsolidated pursuant to FIN 46, effective July 1, 2003. As of June 30, 2003, the Company had no other freestanding financial instruments within the scope of SFAS No. 150. Upon adoption, this Statement is not expected to have any effect on the Company’s financial position or results of operations.

3.	Asset Retirement Obligation

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001, and became effective for the Company beginning January 1, 2003. SFAS No. 143 requires entities to record the present value of the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its future value each period, and the capitalized cost is depreciated over the useful life of the related asset.

U.S. Cellular determined that it did not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, the adoption of SFAS 143 did not have a material effect on its financial position and results of operations.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the regulatory accounting principles as prescribed by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and where applicable, accounting principles generally accepted in the United States of America. On December 20, 2002, the FCC notified carriers by Order that it will not adopt SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC’s current accounting rules that require incumbent local telephone companies to accrue for asset retirement obligations through prescribed depreciation rates. Pursuant to the FCC’s order, and the provisions of SFAS No. 71, the incumbent local telephone companies continue to accrue asset retirement obligations as a component of depreciation expense pursuant to depreciation rates set forth by the respective state public utility commissions.

At January 1, 2003, upon implementation of SFAS No. 143, TDS Telecom determined the amount of the incumbent local telephone companies asset retirement obligations required to be recorded was $29.9 million, and this asset retirement obligation was reclassified from accumulated depreciation to deferred liabilities and credits under the provisions of SFAS No. 143. After the effect of this reclassification, the incumbent local telephone companies have an amount of $25.4 million as of January 1, 2003 that remains in accumulated depreciation that represents asset retirement costs that have been accrued in accordance with depreciation rates promulgated by the respective state public utility commissions, which are in excess of asset retirement costs that are required to be accrued under the provisions of SFAS No. 143. The adoption of SFAS No. 143 by the Company’s incumbent local telephone companies did not have an impact on the Company’s statement of operations for the three and six months ended June 30, 2003.

TDS Telecom’s competitive local telephone companies adopted SFAS No. 143 effective January 1, 2003. TDS Telecom determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, adoption of SFAS 143 did not have a material impact on the competitive local telephone companies.

8
4.	Income Taxes

Net income (loss) available to common shareholders includes losses from marketable securities and other investments and losses on assets held for sale for the three and six months ended June 30, 2003 and 2002. The following table summarizes the effective income tax expense (benefit) rates in each of the periods.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Effective Tax Rate From
Income before cumulative effect of accounting change excluding loss on marketable securities and other investments and loss
on assets held for sale	43.0%	43.4%	42.7%	43.8%
Loss on marketable securities and other investments
and loss on assets held for sale	(15.1)%	(39.1)%	(23.7)%	(39.1)%
Income (Loss) before cumulative effect of
accounting change	47.6%	(38.7)%	56.3%	(38.4)%

5.	(Losses) on Marketable Securities and Other Investments

U.S. Cellular recorded a license cost impairment loss of $3.5 million in the first quarter of 2003 related to the investment in a non-operating market in Florida that will remain with U.S. Cellular after the exchange with AWE is completed.

The Company also recorded an impairment loss of $5.0 million in the second quarter of 2003 on a cellular market investment held by TDS Telecom in conjunction with its annual license cost and goodwill impairment testing.

The loss on marketable securities and other investments in 2002 reflects an “other than temporary” investment loss of $1,756.5 million ($1,044.4 million, net of $686.2 million of income taxes and $25.9 million of minority interest) on the Company’s marketable securities. The adjusted cost basis of the Company’s marketable securities was written down to market value upon determining that the unrealized losses on the securities were other than temporary.

9
6.	Effects of 2002 Accounting Changes

U.S. Cellular made certain changes to its accounting policies in the fourth quarter of 2002 which required the Company to restate certain items on its income statement for the three and six month periods ending June 30, 2002. Other than the cumulative effect of the accounting change, none of the prior period changes have a significant impact on operating income, net income (loss) or earnings per share for the periods presented below.

	Three Months Ended June 30, 2002

	As Reported	Changes	As Restated

	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$723,814	$(3,371)	$720,443
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(3,371)
Changes related to SAB 101(2)		(1,224)

	601,746	(4,595)	597,151

Operating Income	122,068	1,224	123,292
(Loss) before Cumulative Effect of Accounting Change	(952,381)	591	(951,790)
Cumulative Effect of Accounting Change (2)	—	—	—
Net (Loss)	$(952,381)	$591	$(951,790)

Earnings Per Share - Cumulative Effect of Accounting
Change
Basic	$—	$—	$—
Fully Diluted	$—	$—	$—

Earnings Per Share - Net (Loss)
Basic	$(16.24)	$0.01	$(16.23)
Fully Diluted	$(16.24)	$0.01	$(16.23)

	Six Months Ended June 30, 2002

	As Reported	Changes	As Restated

	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$1,389,011	$(3,371)	$1,385,640
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(3,371)
Changes related to SAB 101(2)		(2,053)

	1,162,405	(5,424)	1,156,981

Operating Income	226,606	2,053	228,659
(Loss) before Cumulative Effect of Accounting Change	(938,784)	1,004	(937,780)
Cumulative Effect of Accounting Change (2)	—	3,366	3,366
Net (Loss)	$(938,784)	$4,370	$(934,414)

Earnings Per Share - Cumulative Effect of Accounting
Change
Basic	$—	$0.06	$0.06
Fully Diluted	$—	$0.06	$0.06

Earnings Per Share - Net (Loss)
Basic	$(16.02)	$0.08	$(15.94)
Fully Diluted	$(16.02)	$0.08	$(15.94)

(1)	U.S. Cellular changed its accounting for certain rebate transactions pursuant to Emerging Issues Task Force Statement No. 01-09 ("EITF No. 01-09") in the fourth quarter of 2002. Under EITF No. 01-09, all rebates paid to agents who participate in qualifying new activation and retention transactions are recorded as a reduction of equipment sales revenues. Previously, the Company had recorded new activation rebates as marketing and selling expense and retention rebates as general and administrative expense. Further, these rebates are now recorded at the time handsets are sold by the Company to these agents. Previously, the Company recorded these

10
transactions at the time the handsets were delivered by agents to the Company's customers.

(2)	U.S. Cellular changed its accounting policy related to certain transactions pursuant to Staff Accounting Bulletin ("SAB") No. 101 during the fourth quarter of 2002. The Company had adopted SAB No. 101 as of January 1, 2000, and began deferring certain customer activation fees as of that date. As permitted by SAB No. 101, as of January 1, 2002, U.S. Cellular began deferring commissions expenses equal to the amount of activation fees deferred. In conjunction with this change, the Company recorded a $3.4 million addition to net income as of January 1, 2002, related to commissions expenses which would have been deferred in prior years had the Company adopted its new policy at the time it adopted SAB No. 101.

7.	Earnings Per Share

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

Basic Earnings per Share	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Income (Loss) Before Cumulative Effect
Of Accounting Change	$20,156	$(951,790)	$15,156	$(937,780)
Less: Preferred Dividend requirement	(104)	(106)	(209)	(218)

Income (Loss) Available to Common	20,052	(951,896)	14,947	(937,998)
Cumulative Effect of Accounting Change	—	—	—	3,366

Net Income (Loss) Available to Common used in
Basic Earnings per Share	$20,052	$(951,896)	$14,947	$(934,632)

Diluted Earnings per Share	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)

Income (Loss) Available to
Common used in Basic Earnings per Share	$20,052	$(951,896)	$14,947	$(937,998)
Reduction in preferred dividends if Preferred Shares
Converted into Common Shares	51	—	—	—
Minority Income Adjustment (1)	(101)	—	(49)	—

Income (Loss) Available to Common	20,002	(951,896)	14,898	(937,998)
Cumulative Effect of Accounting Change	—	—	—	3,366

Net Income (Loss) Available to Common used in
Diluted Earnings per Share	$20,002	$(951,896)	$14,898	$(934,632)

(1)	The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

11

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Shares in thousands)
Weighted Average Number of Common Shares used in
Basic Earnings per Share	57,474	58,639	58,034	58,619
Effect of Dilutive Securities
Stock Options (2)	43	—	28	—
Common shares outstanding if Preferred Shares
Converted	154	—	—	—

Weighted Average Number of Common Shares used in
Diluted Earnings per Share	57,671	58,639	58,062	58,619

(2)	Stock options and preferred shares convertible into 1,583,000 Common Shares in three and six months ended June 30, 2002 were not included in computing Diluted Earnings per Share because their effects were antidilutive. Stock options and preferred shares convertible into 1,483,000 and 1,637,000 Common Shares in the three and six months ended June 30, 2003, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Basic Earnings per Share
Operations	$0.35	$(16.23)	$0.26	$(16.00)
Cumulative Effect of Accounting Change	—	—	—	0.06

	$0.35	$(16.23)	$0.26	$(15.94)

Diluted Earnings per Share
Operations	$0.35	$(16.23)	$0.26	$(16.00)
Cumulative Effect of Accounting Change	—	—	—	0.06

	$0.35	$(16.23)	$0.26	$(15.94)

8.	Marketable Equity Securities

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

During the six months ended June 30, 2002, management determined that the decline in the value of the marketable securities relative to its accounting cost basis was other than temporary and charged a $1,756.5 million loss to the Statement of Operations ($1,044.4 million, net of tax of $686.2 million, and minority interest of $25.9 million) and reduced the accounting cost basis of the marketable securities by a corresponding amount. The loss was reported in the caption “Gain (loss) on marketable securities and other investments” in the Statement of Operations.

TDS and subsidiaries entered into a number of forward contracts in 2002 related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the other than temporary risk on these contracted securities.

U.S. Cellular terminated all security lending agreements with investment banks related to its Vodafone ADRs in the second quarter of 2003.

12
Information regarding the Company’s marketable equity securities and the components of accumulated other comprehensive income are summarized as follows.

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Marketable Equity Securities - Fair Value
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,010,052	$1,689,285
Vodafone AirTouch plc - 12,945,915 ADRs	254,387	234,580
VeriSign, Inc. - 2,361,333 and 2,525,786 Common Shares	32,563	20,257
Rural Cellular Corporation - 719,396 equivalent Common Shares	3,021	611
Other	210	206

Aggregate Fair Value	2,300,233	1,944,939
Accounting Cost Basis	1,543,933	1,545,713

Gross Unrealized Holding Gains	756,300	399,226
Income Tax (Expense)	(295,192)	(155,794)

Unrealized Holding Gains, net of tax	461,108	243,432
Derivatives, net of tax	(197,377)	(50,508)
Equity Method Unrealized Gains	127	615
Minority Share of Unrealized Holding (Gains)	(2,952)	(1,835)

Accumulated Other Comprehensive Income	$260,906	$191,704

9.	Goodwill and Customer Lists

The Company has recorded goodwill as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. Included in U.S. Cellular’s goodwill is goodwill related to various acquisitions structured to be tax-free. No deferred taxes have been provided on goodwill related to tax-free acquisitions.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 and 2002, were as follows.

		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	Other(1)	Total
Beginning Balance January 1, 2003	$643,629	$397,482	$29,440	$35,900	$1,106,451
Allocation to Assets of Operations
Held for Sale(2)	(93,658)	—	—	—	(93,658)
Impairment loss(3)	—	—	—	(5,000)	(5,000)
Other	(2,308)	(456)	—	—	(2,764)

Ending Balance June 30, 2003	$547,663	$397,026	$29,440	$30,900	$1,005,029

Beginning Balance January 1, 2002	$473,975	$332,848	$29,440	$34,538	$870,801
Acquisitions	—	40,750	—	—	40,750
Other	—	655	—	—	655

Ending Balance June 30, 2002	$473,975	$374,253	$29,440	$34,538	$912,206

(1)	Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary.
(2)	See Note 10 - Assets and Liabilities of Operations Held for Sale for discussion of allocation.
(3)	See Note 5 - (Losses) on Marketable Securities and Other Investments for discussion of the impairment loss.

The Company’s customer lists represent intangible assets from the acquisition of wireless properties and are being amortized based on average customer retention periods using the declining balance method. Amortization expense was $4.5 million and $9.0 million for the three and six months ended June 30, 2003, respectively. There was no amortization of customer lists in the three and six months ended June 30, 2002. The related amortization expense for the remainder of 2003 and for the years 2004-2007 is expected to be $6.7 million, $9.5 million, $5.8 million, $3.5 million and $2.1 million, respectively.

13
10.	Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls. U.S. Cellular will transfer wireless assets and customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The assignment and development of certain licenses may be deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the exchange agreement. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AWE will be accounted for as a sale. The closing of the transfer of the U.S. Cellular properties to AWE and the assignments to U.S. Cellular from AWE of a portion of the PCS licenses is expected to occur on August 1, 2003.The Company will not report the transaction as discontinued operations as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated balance sheet as of June 30, 2003 reflects the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets to be transferred continue to be included in results from operations.

U.S. Cellular allocated $93.7 million of goodwill to the operations held for sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” A $27.0 million loss was recorded and reported as a “loss on assets held-for–sale” (included in operating expenses) representing the difference between the book value of the markets to be transferred to AWE and the fair value of the assets to be received in the transaction. The fair value of the assets to be received was determined using an independent valuation. Subsequent to recording the loss, the recorded value of the assets the Company expects to transfer to AWE is equal to the fair value of the assets the Company expects to receive from AWE. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

The Company anticipates that it will record an additional charge to the Statement of Operations of approximately $12 million for taxes and will have a current tax liability of approximately $5 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, the Company anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for the Company for 2003; accordingly, the Company anticipates that there will be no current federal tax liability in 2003 attributable to the planned exchange of assets with AWE.

Assets and liabilities relating to operations held for sale are summarized as follows.

June 30, 2003

(Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	11,777
Other current assets	1,074
License costs	55,147
Goodwill	93,658
Property, plant and equipment, net	88,415
Other assets	798
Loss on assets held for sale	(27,000)

Assets of Operations Held for Sale	$223,876

Current liabilities

Accounts payable	$5,405
Other current liabilities	3,600

Liabilities of Operations Held for Sale	$9,005

14
11.	Long-Term Debt

The Company repurchased $5.0 million of 10% Medium-Term Notes in the second quarter of 2003 at 115.75% of par value. The loss on retirement of debt totaled $787,500 and was reported in the caption Other (expense), net in the Statement of Operations.

The Company notified the holders of $65.5 million of Series B Medium-Term Notes in June 2003 of its intent to redeem these notes at par. The notes are reflected as current portion of long-term debt on the balance sheet as of June 30, 2003. There will be no gain or loss on the retirement of these notes at par value. The notes were redeemed in July 2003.

12.	Common Share Repurchase Program

The Board of Directors of TDS from time to time has authorized the repurchase of TDS Common Shares. In 2003, the Board of Directors authorized the repurchase of up to 3.0 million Common Shares through February 2006. The Company may use repurchased shares to fund acquisitions and for other corporate purposes. As of June 30, 2003, TDS has repurchased 1.4 million common shares under this authorization for an aggregate of $56.5 million, representing an average per share price of $40.95, leaving 1.6 million shares available for repurchase under the authorization. Share repurchases may be made from time to time on the open market or at negotiated prices in private transactions. No shares were repurchased in 2002.

15
13.	Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows.

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)

Balance, beginning of period	$191,704	$(352,120)

Marketable Equity Securities
Add (Deduct):
Unrealized gains (losses) on securities	356,906	(1,209,570)
Income tax (expense) benefit	(139,338)	472,012

	217,568	(737,558)
Equity method unrealized gains (losses)	(489)	218
Minority share of unrealized (gains) losses	(1,828)	14,003

Net unrealized gains (losses)	215,251	(723,337)

Deduct (Add):
Recognized (losses) on securities	(168)	(1,756,526)
Income tax (expense) benefit	62	686,223

	(106)	(1,070,303)
Minority share of recognized losses	21	25,900

Net recognized gains (losses) from Marketable Equity
Securities included in Net Income	(85)	(1,044,403)

	215,336	321,066

Derivative Instruments
Unrealized gains (losses) on derivative instruments	(240,733)	20,849
Income tax (expense) benefit	93,864	(8,405)

	(146,869)	12,444
Minority Share of unrealized (gains) losses	735	(1,800)

	(146,134)	10,644

Net change in unrealized gains (losses) included in
Comprehensive Income (Loss)	69,202	331,710

Balance, end of period	$260,906	$(20,410)

Accumulated Unrealized Gain (Loss) on Derivative
Instruments

Balance, beginning of period	$(49,584)	$—
Add (Deduct):
Unrealized gains (losses) on derivative instruments	(240,733)	20,849
Income (tax) benefit	93,864	(8,405)
Minority share of unrealized (gains) losses	735	(1,800)

	(146,134)	10,644

Balance, end of period	$(195,718)	$10,644

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$20,156	$(951,790)	$15,156	$(934,414)
Net change in unrealized gains (losses)
on securities and derivative instruments	68,141	551,035	69,202	331,710

	$88,297	$(400,755)	$84,358	$(602,704)

16
14.	Supplemental Cash Flow Information

Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. The following table summarizes interest and income taxes paid by the Company.

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)

Interest Paid	$72,123	$48,487

Income Taxes Paid (Refunded)	$(18,388)	$12,980

15.	Business Segment Information

Financial data for the Company’s business segments for each of the three-month and six-month periods ended or at June 30, 2003 and 2002 are as follows.

Three Months Ended or at June 30, 2003		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$639,810	$159,805	$52,479	$(807)	$851,287
Operating income (loss)	54,459	43,234	(4,148)	—	93,545
Depreciation and amortization
Expense	103,271	32,121	8,087	—	143,479

Operating income before depreciation
And amortization(2)	157,730	75,355	3,939	—	237,024
Loss on assets held for sale	3,500	—	—	—	3,500

Operating income before depreciation
and amortization and loss on assets
held for sale(2)	161,230	75,355	3,939	—	240,524

Significant noncash items:
Investment income	13,484	169	—	(136)	13,517
Gain (loss) on marketable
securities and other investments	—	—	—	(5,000)	(5,000)
Marketable securities	202,879	—	—	2,097,354	2,300,233
Investment in unconsolidated
Entities	171,214	19,069	—	24,838	215,121
Total assets	4,789,411	1,876,373	233,526	3,090,725	9,990,035
Capital expenditures	$163,076	$29,288	$5,504	$1,672	$199,540

Three Months Ended or at June 30, 2002		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$524,339	$155,051	$41,762	$(709)	$720,443
Operating income (loss)	101,272	39,156	(17,136)	—	123,292
Depreciation and amortization
Expense	76,409	32,047	7,180	—	115,636

Operating income before depreciation
and amortization(2) (3)	177,681	71,203	(9,956)	—	238,928

Significant noncash items:
Investment income	7,288	375	—	89	7,752
Gain (loss) on marketable
securities and other investments	(244,699)	—	—	(1,474,427)	(1,719,126)
Marketable securities	140,235	—	—	1,350,249	1,490,484
Investment in unconsolidated
entities	170,929	48,931	—	25,197	245,057
Total assets	3,725,777	1,506,816	221,656	1,506,957	6,961,206
Capital expenditures	$156,699	$25,268	$16,991	$—	$198,958

17

Six Months Ended or at June 30, 2003		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,235,724	$319,402	$104,918	$(1,339)	$1,658,705
Operating income (loss)	48,270	88,650	(9,509)	—	127,411
Depreciation and amortization
expense	212,774	65,740	16,118	—	294,632

Operating income before depreciation
and amortization(2)	261,044	154,390	6,609	—	422,043
Loss on assets held for sale	27,000	—	—	—	27,000

Operating income before depreciation
and amortization and loss on assets
held for sale(2)	288,044	154,390	6,609	—	449,043

Significant noncash items:
Investment income	25,862	339	—	66	26,267
Gain (loss) on marketable
securities and other investments	(3,500)	—	—	(5,000)	(8,500)
Marketable securities	202,879	—	—	2,097,354	2,300,233
Investment in unconsolidated
entities	171,214	19,069	—	24,838	215,121
Total assets	4,789,411	1,876,373	233,526	3,090,725	9,990,035
Capital expenditures	$304,002	$44,700	$9,209	$3,013	$360,924

Six Months Ended or at June 30, 2002		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,002,759	$304,572	$79,516	$(1,207)	$1,385,640
Operating income (loss)	180,948	79,673	(31,962)	—	228,659
Depreciation and amortization
expense	149,161	64,502	13,872	—	227,535

Operating income before depreciation
and amortization(2) (3)	330,109	144,175	(18,090)	—	456,194
Significant noncash items:
Investment income	17,748	611	—	430	18,789
Gain (loss) on marketable
securities and other investments	(244,699)	—	—	(1,511,827)	(1,756,526)
Marketable securities	140,235	—	—	1,350,249	1,490,484
Investment in unconsolidated
entities	170,929	48,931	—	25,197	245,057
Total assets	3,725,777	1,506,816	221,656	1,506,957	6,961,206
Capital expenditures	$256,773	$44,462	$26,051	$—	$327,286

(1)	Consists of the TDS Corporate operations, TDS Telecom intercompany eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.
(2)	Operating income before depreciation and amortization and Operating income before depreciation and amortization and loss on assets held for sale are measures of profit and loss used by the chief operating decision maker to review the operating performance of each reportable business segment and is reported above in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."
(3)	There was no loss on assets held for sale in the three and six months ended June 30, 2002.

18
16.	Contingencies

The Company is involved in legal proceedings before the Federal Communications Commission and various state and federal courts from time to time. Management does not believe that any such proceedings should have a material adverse impact on the financial position, results of operations or cash flows of the Company.

17.	Subsequent Events

The Company completed the transaction with AWE on August 1, 2003 as contemplated and discussed in Note 2. - Summary of Significant Accounting Policies and Note 10. - Assets and Liabilities of Operations Held for Sale.

On August 1, 2003, the Company announced that its subsidiary trusts, TDS Capital I and TDS Capital II will both redeem all of their outstanding Trust Originated Preferred Securities ("TOPrSSM"). The redemption date is expected to be September 2, 2003. The redemption price of both the 8.5% and 8.04% TOPrS will be equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions. The outstanding amount of the 8.5% TOPrS to be redeemed is $150 million. The outstanding amount of the 8.04% TOPrS to be redeemed is $150 million. There will be no gain or loss on the redemption of these securities.

19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Telephone and Data Systems, Inc. ("TDS" or the "Company") is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.4 million wireless telephone and wireline telephone customer units. TDS conducts substantially all of its wireless telephone operations through its 82.2%-owned subsidiary, United States Cellular Corporation ("U.S. Cellular") and its incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom").

The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements and footnotes included herein, and with the Company's audited consolidated financial statements and footnotes and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating Revenues increased 20% ($273.1 million) during the first six months of 2003 primarily as a result of a 20% increase in customer units served. U.S. Cellular's operating revenues increased 23% ($232.9 million) as customer units served increased by 796,000, or 22%, since June 30, 2002, to 4,343,000. Acquisitions contributed 9% (320,000 customer units) of U.S. Cellular's customer growth in the past twelve months. TDS Telecom operating revenues increased 10% ($40.1 million) as equivalent access lines increased by 92,500, or 10%, since June 30, 2002 to 1,042,400.

Operating Expenses rose 32% ($374.3 million) in 2003 reflecting growth in operations. U.S. Cellular's operating expenses increased 44% ($365.6 million) primarily reflecting costs associated with providing service to an expanding customer base and additional expenses related to the Chicago market acquired in August 2002. Also included in U.S. Cellular's operating expenses is a $27.0 million loss on assets of operations held for sale. TDS Telecom's expenses increased 3% ($8.7 million) reflecting growth in operations offset somewhat by a reduction in bad debt expense.

Operating Income decreased 44% ($101.2 million) to $127.4 million in 2003. Operating margin decreased to 7.7% in 2003 from 16.5% in 2002 on a consolidated basis. U.S. Cellular's operating income decreased 73% ($132.7 million) to $48.3 million in 2003 and its operating income margin, as a percentage of service revenues, decreased to 4.1% in 2003 from 18.8% in 2002. TDS Telecom's operating income increased 66% ($31.4 million) to $79.1 million in 2003 and its operating margin rose to 18.7% in 2003 from 12.5% in 2002.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income and gain (loss) on marketable securities and other investments. Investment and other income (expense) totaled $22.2 million in 2003 and $(1,687.5) million in 2002.

Interest and Dividend Income decreased $39.8 million to $10.4 million in 2003 primarily as a result of recording a $45.3 million dividend on the Deutsche Telekom investment in 2002. No dividend was recorded in 2003. Interest income increased $4.9 million in 2003 due to larger cash balances. The Company reported cash and cash equivalents of $1,289.6 million at June 30, 2003 and $44.6 million at June 30, 2002. The increase in cash from June 30, 2002 is primarily from the cash received from the forward contracts during 2002.

Investment Income increased 40% ($7.5 million) in the first six months of 2003. Investment income represents the Company's share of income in unconsolidated entities in which the Company has a minority interest and follows the equity method of accounting.

(Loss) on Marketable Securities and Other Investments totaled $(8.5) million in 2003 and $(1,756.5) million in 2002. The Company recorded a $5.0 million impairment loss on a cellular investment held by TDS Telecom in the second quarter of 2003. Also in 2003, a $3.5 million license cost impairment loss was recorded related to the investment in a non-operating market in Florida that will remain after the AWE exchange. In 2002 Management determined that the decline in value of marketable securities relative to its cost basis was other than temporary and charged a $1,756.5 million loss to the statement of operations.

Interest Expense increased 49% ($28.6 million) to $87.4 million in 2003. The increase in interest expense in 2003 was primarily due to amounts related to variable prepaid forward contracts ($19.8 million), the issuance of 30-year 8.75% Senior Notes ($5.7 million) by U.S. Cellular in November 2002 and the increase in short-term debt ($2.5 million).

Income Tax Expense increased $615.2 million in 2003 primarily due to the tax benefits recorded on the loss on marketable securities and other investments in 2002. Losses on marketable equity securities and other investments and the loss on assets-held-for sale totaled $35.5 million ($23.1 million, net of tax of $8.5 million and minority interest of $3.9 million) in 2003. A loss of $1,756.5 million ($1,044.4 million, net of tax of $686.2 million and minority interest of $25.9 million) was recorded on marketable securities in 2002. The effective tax (benefit) rate was 56.3% in 2003 and was (38.4)% in 2002. For an analysis of the Company's effective tax rates in 2003 and 2002, see Note 4 - Income Taxes.

As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, the Company anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions may result in a federal net operating loss for the Company for 2003.

Minority Share of (Income) includes the minority public shareholders' share of U.S. Cellular's net income, the minority shareholders' or partners' share of U.S. Cellular's subsidiaries' net income or loss and other minority interests. U.S. Cellular's minority public shareholders' share of income in 2003 was reduced by $3.9 million due to U.S. Cellular's loss on investments and loss on assets held for sale and by $25.9 million in 2002 due to loss on marketable securities.

	Six Months Ended June 30,

	2003	2002	Change

	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$(2,581)	$7,836	$(10,417)
Minority Shareholders' or Partners'	(4,045)	(2,725)	(1,320)

	(6,626)	5,111	(11,737)
Other	(28)	(24)	(4)

	$(6,654)	$5,087	$(11,741)

Income (Loss) Before Cumulative Effect of Accounting Change totaled $15.2 million, or $0.26 per diluted share, in 2003 compared to $(937.8) million, or $(16.00) per diluted share, in 2002.

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

Net Income (Loss) Available to Common totaled $14.9 million, or $0.26 per diluted share, in 2003, compared to $(934.6) million, or $(15.94) per diluted share, in 2002.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.2%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Growth in the customer base and the acquisition of the Chicago market are the primary reasons for the growth in U.S. Cellular’s revenues and expenses. The number of customer units served increased by 796,000 or 22%, since June 30, 2002, to 4,343,000 due to customer additions from its marketing channels as well as the addition of customers from the Chicago market acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Operating Revenues
Retail service	$498,176	$400,271	$962,516	$774,097
Inbound roaming	56,840	62,336	111,446	116,667
Long-distance and other service
Revenues	55,093	38,546	100,748	71,502

Service Revenues	610,109	501,153	1,174,710	962,266
Equipment sales	29,701	23,186	61,014	40,493

	639,810	524,339	1,235,724	1,002,759

Operating Expenses
System operations	147,032	118,138	284,997	226,059
Marketing and selling	98,548	78,899	207,469	158,125
Cost of equipment sold	57,362	36,588	122,127	66,955
General and administrative	175,638	113,033	333,087	221,511
Depreciation	87,104	68,957	182,976	134,934
Amortization	16,167	7,452	29,798	14,227
Loss on assets held for sale	3,500	—	27,000	—

	585,351	423,067	1,187,454	821,811

Operating Income	$54,459	$101,272	$48,270	$180,948

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20MHz, LLC, now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago Major Trading Area (“MTA”). USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz (“MHz”) PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The Chicago market operations are included in consolidated operations for the first half of 2003 but not for the comparable period of 2002. The Chicago market’s operations contributed to the increases in the Company’s operating revenues and expenses during 2003 compared to 2002.

Operating revenues increased 23% ($232.9 million) in 2003 primarily related to the 22% increase in customer units. Average monthly service revenue per customer increased 1% ($0.42) to $46.24 in 2003 from $45.82 in 2002.

Retail service revenues (charges to U.S. Cellular’s customers for local system usage and usage of systems other than their local systems) increased 24% ($188.4 million) in 2003 due primarily to the growth in customers. Average monthly retail service revenue per customer increased 3% ($1.03) to $37.89 in 2003 from $36.86 in 2002. Management anticipates that overall growth in U.S. Cellular’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market. As U.S. Cellular expands its operations in the Chicago market and into other PCS markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 401 in 2003 and 259 in 2002. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing incentive programs and rate plans to stimulate overall usage, as well as the acquisition of the Chicago market, whose customers used more minutes per month than the Company average. The impact on retail service revenue of the increase in minutes of use in 2003 was partially offset by a decrease in average revenue per minute of use. Management anticipates that the Company’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues (charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming) decreased 4% ($5.3 million) in 2003. The decrease in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from a decrease in revenue per roaming minute of use offset by the increase in roaming minutes used. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. Average inbound roaming revenue per minute of use is expected to continue to decline in the future, reflecting the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to newer customers roaming less than existing customers, reflecting further penetration of the consumer market. In addition, as new wireless operators begin service in U.S. Cellular’s markets, roaming partners may switch their business from U.S. Cellular to these new operators or to their own systems.

Long-distance and other revenue increased 41% ($29.2 million) in 2003, primarily related to a $19.2 million increase in amounts billed to the Company’s customers to offset costs related to certain regulatory mandates, such as universal service funding, wireless number portability and E-911 infrastructure, which are being passed through to customers. Additionally, the amounts the Company charges to its customers to offset universal service funding costs increased significantly due to changes in FCC regulations beginning April 1, 2003, contributing to the $19.2 million increase. The increase in long-distance and other revenue was also driven by an increase in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using U.S. Cellular’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge.

Equipment sales revenues increased 51% ($20.5 million) in 2003. The increase in equipment sales revenues reflects a change in U.S. Cellular’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, U.S. Cellular began selling handsets to its agents at a price approximately equal to its cost before applying any rebates. Previously, the agents purchased handsets from third parties. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that U.S. Cellular will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

In these transactions, equipment sales revenue is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents provide handsets to sign up a new customer or retain a current customer.

Handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $27.5 million during 2003. Equipment sales to customers through U.S. Cellular’s non-agent channels decreased $7.0 million, or 20%, from 2002. Gross customer activations, the primary driver of equipment sales revenues, increased 41% in 2003. The increase in gross customer activations in 2003 was driven by an increase in store traffic in U.S. Cellular’s markets and the acquisition of the Chicago market, which added to U.S. Cellular’s distribution network. The decrease in equipment sales revenues from U.S. Cellular’s non-agent channels is primarily attributable to lower revenue per handset in 2003, reflecting declining handset prices on most models and the reduction in sales prices to end users as a result of increased competition.

Operating expenses increased 44% ($365.6 million) in 2003. The increase is primarily related to costs incurred to serve and expand the growing customer base.

System operations expenses increased 26% ($58.9 million). System operations expenses include charges from other telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of the network, long-distance charges and outbound roaming expenses. The increase was due to an increase in the cost of maintaining the network ($25.8 million), an increase in the cost of minutes used on the systems ($25.6 million) and an increase in the costs associated with customers roaming on other companies’ systems ($7.6 million). Management expects system operations to increase over the next few years, driven by increases in the number of cell sites and increases in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 4,106 in 2003 from 3,145 in 2002.

In 2003, system operations expenses increased due to the acquisition of the Chicago market whose expenses are included in the increases noted above. The increase in expenses in the Chicago market was partially offset by a reduction in expenses in other markets, primarily in the Midwest, when customers in those markets used the Chicago system. In 2002, U.S. Cellular paid roaming charges to third parties when its customers roamed in the Chicago market.

As the Chicago area has historically been U.S. Cellular’s customers’ most popular roaming destination, management anticipates that the continued integration of the Chicago market into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that U.S. Cellular’s customers use U.S. Cellular’s systems rather than other carriers’ networks. Additionally, U.S. Cellular’s acquisition and subsequent buildout of licensed areas received in the AWE transaction may shift more minutes of use to U.S. Cellular’s systems, as many of these licensed areas are major roaming destinations for U.S. Cellular’s current customers.

Marketing and selling expenses increased 31% ($49.3 million) in 2003. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the 41% increase in gross customer activations in 2003, which drove a $14.9 million increase in commissions and agent-related payments, and a $21.2 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago market.

Cost of equipment sold increased 82% ($55.2 million) in 2003. The increase in 2003 is primarily due to the $52.9 million increase in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Cost of equipment sold from non-agent channels increased by $2.2 million, or 4%, in 2003. The increase in cost of equipment sold from non-agent channels primarily reflects a 41% increase in gross customer activations, almost fully offset by the effects of economies realized from U.S. Cellular’s merchandise management system.

Marketing cost per gross customer activation (“CPGA”), which includes marketing and selling expenses and cost of equipment sold, less equipment sales revenues (excluding agent rebates related to customer retention), decreased 2% to $367 in 2003 from $374 in 2002. Agent rebates related to the retention of current customers increased $13.2 million in 2003. Due to the impact of such agent rebates, CPGA is not calculable using financial information derived directly from the statement of operations. Future CPGA calculations will also be impacted by the effects of agent rebates related to customer retention.

General and administrative expenses increased 50% ($111.6 million) in 2003. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of U.S. Cellular’s corporate expenses. The increase in general and administrative expenses is primarily due to increases in billing-related expenses ($25.8 million), customer retention expenses ($13.0 million), bad debt expenses ($12.0 million), expenses related to payments into the federal universal service fund based on an increase in rates due to changes in FCC regulations ($10.4 million) and various customer service-related expenses as a result of the 22% increase in the customer base. The increase in billing-related expenses is primarily related to maintenance of the Chicago market’s billing system and the ongoing conversion of such billing system to the system used in U.S. Cellular’s other operations. The above factors were all impacted by the acquisition of the Chicago market.

U.S. Cellular anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets. A substantial portion of these customer retention expenses are anticipated to be agent rebates, which are recorded as a reduction of equipment sales revenues.

Depreciation expense increased 36% ($48.0 million) in 2003 primarily due to the 33% increase in average fixed assets since June 30, 2002. The increase in fixed asset balances in 2003 resulted from the addition of new cell sites, the acquisition of the Chicago market, the migration of the network to CDMA, the addition of digital ratio channels, the upgrade to provide digital service and the investment in billing and office systems.

Amortization expense increased 109% ($15.6 million) in 2003 primarily driven by the $11.1 million of amortization related to the customer list intangible assets and other deferred charges acquired in the USCOC of Chicago transaction during 2002. These customer list assets are amortized based on the average customer retention periods of each customer list.

Loss on assets held for sale totaled $27.0 million in 2003. This loss represents the difference between the fair value of the assets the Company expects to receive in the AWE transaction, as determined by an independent valuation, and the recorded value of the assets it expects to transfer to AWE. Subsequent to recording the loss, the recorded value of the assets U.S. Cellular expects to transfer to AWE is equal to the fair value of the assets U.S. Cellular expects to receive from AWE. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

Operating income (loss) decreased $132.7 million to $48.3 million in 2003. The decline in operating income reflects increased expenses from the acquisition, launch and transition costs related to the Chicago market; increased number of cell sites and the number of minutes used on U.S. Cellular’s network; increased depreciation expense driven by the increase in average fixed assets; increased equipment subsidies; increased bad debt, customer retention and universal service funding expenses; and the loss on assets held for sale. U.S. Cellular expects most of the above factors, except for those related to the launch and transition of the Chicago market, to continue to have an effect on operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income to fluctuate over the next several quarters.

Related to U.S. Cellular’s acquisition and subsequent transition of the Chicago market’s operations, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its PCS licensed areas, and will begin marketing operations in those areas during 2003 and 2004. As a result, U.S. Cellular’s operating income and operating margins may be below historical levels for the full year of 2003 compared to the full year of 2002.

Management expects service revenues to continue to grow during the remainder of 2003. However, management anticipates that average monthly revenue per customer may decrease as retail service revenue per minute of use and inbound roaming revenue per minute of use decline. Management believes U.S. Cellular operating results reflect seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses which tend to be higher in the fourth quarter due to increased marketing activities and customer growth. This seasonality may cause operating income to vary from quarter to quarter. Management anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expense, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline.

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

The FCC has mandated that all wireless carriers must be capable of facilitating wireless number portability beginning in November 2003. At that time, any wireless customer in the largest 100 Metropolitan Statistical Areas in the United States may switch carriers and keep their current wireless telephone number. U.S. Cellular believes it will have the infrastructure in place to accommodate wireless number portability as of the November 2003 deadline. The implementation of wireless number portability may impact U.S. Cellular’s churn rate in the future; however, U.S. Cellular is unable to predict the impact that the implementation of wireless number portability will have on its overall business.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 92,500 or 10%, since June 30, 2002 to 1,042,400.

TDS Telecom’s incumbent local exchange carriers (“ILEC”) subsidiaries served 718,800 equivalent access lines at June 30, 2003, a 2% (12,800 equivalent access lines) increase from the 706,000 equivalent access lines at June 30, 2002. Acquisitions in 2002 added 7,800 equivalent access lines while internal growth added 5,000 equivalent access lines.

TDS Telecom’s competitive local exchange carrier (“CLEC”) subsidiaries served 323,600 equivalent access lines at June 30, 2003, a 33% (79,700 equivalent access lines) increase from 243,900 equivalent access lines served at June 30, 2002.

Operating revenues increased 10% ($40.1 million) in 2003. CLEC operations, reflecting customer growth, contributed $25.4 million to the increase in operating revenues in 2003. Telephone companies acquired in 2002 contributed operating revenues of $8.7 million in 2003. In addition, the operations of relatively new services such as long distance resale, Internet service and digital subscriber line (“DSL”) service increased operating revenues $3.6 million in 2003.

Operating expenses increased 3% ($8.7 million) during 2003, reflecting primarily growth in access lines and growth in expenses related to the newer services and offset by a reduction in bad debt expense in 2003 as compared to 2002 due to the bankruptcies of certain long distance carriers in 2002.

Operating income increased 66% ($31.4 million) to $79.1 million in 2003 reflecting improved operating results from CLEC operations, the reduction of bad debt expense and the operating results of acquired ILEC companies.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Local Telephone Operations
Operating Revenues
Local service	$49,742	$47,432	$98,793	$94,275
Network access and long-distance	88,438	85,885	178,090	168,969
Miscellaneous	21,625	21,734	42,519	41,328

	159,805	155,051	319,402	304,572

Operating Expenses
Operating expenses before depreciation
and amortization	84,450	83,848	165,012	160,397
Depreciation and amortization	32,121	32,047	65,740	64,502

	116,571	115,895	230,752	224,899

Local Telephone Operating Income	$43,234	$39,156	$88,650	$79,673

Competitive Local Exchange Operations
Operating Revenues	$52,479	$41,762	$104,918	$79,516

Operating Expenses
Operating expenses before depreciation
and amortization	48,540	51,718	98,309	97,606
Depreciation and amortization	8,087	7,180	16,118	13,872

	56,627	58,898	114,427	111,478

Competitive Local Exchange
Operating (Loss)	$(4,148)	$(17,136)	$(9,509)	$(31,962)

Intercompany revenue elimination	(807)	(709)	(1,339)	(1,207)
Intercompany expense elimination	(807)	(709)	(1,339)	(1,207)

Operating Income	$39,086	$22,020	$79,141	$47,711

26

Local Telephone Operations

Operating revenues increased 5% ($14.8 million) in 2003. Average monthly revenue per equivalent access line increased 1% ($0.60) to $74.51 in 2003 from $73.91 in 2002. Acquisitions increased operating revenues by $8.7 million in 2003. Revenues from Internet, DSL and other non-regulated lines of business increased miscellaneous revenues by $2.1 million in 2003. As of June 30, 2003, TDS Telecom ILEC operations were providing Internet service to 116,700 customers compared to 118,000 customers in 2002 and were providing DSL service to 16,200 customers compared to 6,500 customers in 2002. Dial-up Internet accounts declined as customers shifted to broadband services. Revenues from reselling long distance service increased network access and long distance revenues by $1.5 million in 2003. As of June 30, 2003, TDS Telecom ILEC operations were providing long distance service to 211,900 customers compared to 176,300 customers in 2002.

Operating expenses increased by 3% ($5.9 million) in 2003. Operating expenses before depreciation and amortization increased by 3% ($4.6 million) in 2003. Acquisitions increased operating expenses before depreciation and amortization by $5.6 million in 2003. The cost of providing long distance, Internet and DSL service to an increased customer base increased expenses by $3.5 million. Cost of goods sold related to DSL, business systems and providing long distance service increased $2.5 million. Bad debt expense recorded in 2002 included $8.8 million related to the write-off of pre-petition accounts receivable due to the bankruptcy of WorldCom and Global Crossing. In 2003, the ILEC’s recovered $900,000 of bad debt write-offs related to the WorldCom bankruptcy filing. Depreciation and amortization increased 2% ($1.2 million) in 2003.

Operating income increased 11% ($9.0 million) to $88.7 million primarily due to the reduction in bad debt expense and the partial recovery of amounts due from WorldCom and Global Crossing and the contribution of the acquired companies. Local telephone operating expenses are expected to increase due to inflation while additional revenues and expenses are expected from new or expanded product offerings.

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

Operating revenues (revenue from the provision of local and long-distance telephone service) increased 32% ($25.4 million) in 2003 as equivalent access lines served increased to 323,600 at June 30, 2003 from 243,900 at June 30, 2002. Operating revenue in 2003 also includes one-time settlements, which increased access revenues by $2.0 million. Average monthly revenue per equivalent access line was $57.23 in 2003 and $60.46 in 2002.

Operating expenses increased 3% ($2.9 million) in 2003. Operating expenses before depreciation and amortization increased $700,000 and depreciation and amortization increased $2.2 million. In 2003, the CLEC recovered $700,000 of bad debts written off in 2002 related to the bankruptcy filing of WorldCom. The CLEC had bad debt write-offs of $2.6 million in 2002 for both WorldCom and Global Crossing. CLEC expenses in 2003 also include $2.3 million in one-time expense reductions relative to RBOC payments for unsatisfactory service level performance. These payments are not expected to continue.

Operating loss decreased 70% ($22.5 million) to ($9.5) million. The decline in competitive local exchange operating losses primarily reflects growth in revenues complemented by cost constraint.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Operating Revenues increased 18% ($130.8 million) during the second quarter of 2003 for reasons generally the same as the first six months.

U.S. Cellular revenues increased 22% ($115.5 million) in 2003. Retail service revenue increased 24% ($97.9 million) in the second quarter of 2003, while inbound roaming revenue decreased 9% ($5.5 million). Average monthly service revenue per customer was $47.38 in the second quarter of 2003 and $47.48 in 2002. Average retail service per customer increased to $38.69 from $37.93.

TDS Telecom revenues increased 8% ($15.4 million) in the second quarter of 2003 due to the growth in ILEC operations ($4.8 million) and growth in CLEC operations ($10.7 million). Average monthly revenue per ILEC access line decreased to $74.35 in the second quarter of 2003 from $74.58 in 2002.

Operating Expenses rose 27% ($160.6 million) during the second quarter of 2003 for reasons generally the same as the first six months.

U.S. Cellular expenses increased 38% ($162.3 million). System operations expense increased 24% ($28.9 million). Marketing and selling expenses, including cost of equipment sold, increased 35% ($40.4 million). Cost per gross customer addition decreased to $378 in the second quarter of 2003 from $386 in 2002. Gross customer activations increased 34% in the second quarter of 2003 as compared to the same period in 2002. General and Administrative expense increased 55% ($62.6 million). Based upon results of the operations held for sale in the second quarter of 2003, an additional $3.5 million of loss on assets of operations held for sale was recorded. Depreciation expense increased 26% ($18.1 million) while amortization expense increased $8.7 million.

TDS Telecom expenses decreased 1% ($1.7 million) primarily due to the change in bad debt expense. In the second quarter of 2002 bad debt expense related to the WorldCom bankruptcy increased ILEC expenses by $5.8 million and CLEC expenses by $2.2 million.

Operating Income decreased 24% ($29.7 million) to $93.5 million in the second quarter of 2003. U.S. Cellular’s operating income decreased 46% ($46.8 million) while TDS Telecom’s operating income increased 78% ($17.1 million). The decrease in U.S. Cellular’s operating income is primarily due to higher expenses related to the launch of the Chicago market, growth in customers and minutes of use. The increase at TDS Telecom reflects decreased bad debt expense and improvements in losses incurred in the CLEC operations.

Investment and Other Income (Loss) totaled $7.5 million in 2003 and $(1,664.4) million in 2002.

Interest and dividend income decreased $42.1 million to $6.1 million in the second quarter of 2003. The decrease is due to the $45.3 million dividend the Company recorded on its investment in Deutsche Telekom in 2002. Deutsche Telekom did not pay a dividend in 2003.

Loss on marketable securities and other investments totaled $5.0 million in the second quarter of 2003 related to impairment loss recorded on a cellular investment held by TDS Telecom.

In the second quarter of 2002, TDS recorded a loss on marketable securities and other investments of $1,719.1 million from a decline in value of marketable equity securities that management deemed other than temporary. The loss primarily included a loss of $1,363.3 million recognized by TDS on its investment in Deutsche Telekom ordinary shares and a loss of $243.8 million recognized by U.S. Cellular and $64.3 million recognized by TDS Telecom on their investment in Vodafone ADRs.

Interest Expense increased 51% ($14.9 million) to $44.0 million in the second quarter of 2003 for reasons generally the same as the first six months.

Income Tax Expense (Benefit) totaled $24.2 million in 2003, a change of $633.7 million from a benefit of $(609.5) million in 2002. The effective tax (benefit) rate was 47.6% in 2003 and (38.7)% in 2002. For an analysis of the Company’s effective tax rates in the second quarter of 2003 and 2002, see Note 4 — Income Taxes.

Minority Share of (Income) Loss changed $21.6 million in the second quarter of 2003. U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $400,000 due to U.S. Cellular’s loss on marketable securities and other investments and loss on assets held for sale and by $25.9 million in 2002 due to U.S. Cellular’s loss on marketable securities and other investments.

	Three Months Ended June 30,

	2003	2002	Change

	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$(1,242)	$15,722	$(16,964)
Minority Shareholders' or Partners'	(5,193)	(610)	(4,583)

	(6,435)	15,112	(21,547)
Other	(31)	3	(34)

	$(6,466)	$15,115	$(21,581)

Net Income (Loss) Available to Common totaled $20.1 million, or $0.35 per diluted share, in the second quarter of 2003, compared to $(951.9) million, or $(16.23) per diluted share, in the second quarter of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective July 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

TDS has two subsidiary trusts, TDS Capital I and TDS Capital II, that are variable interest entities pursuant to FIN 46. Effective July 1, 2003, pursuant to the provisions of FIN 46, the Company will discontinue consolidating the subsidiary trusts.

TDS Capital I has outstanding 6,000,000 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital I is $154.6 million principal amount of TDS’s 8.5% Subordinated Debentures due December 31, 2037. TDS Capital II has outstanding 6,000,000 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% Subordinated Debentures due March 31, 2038.

On August 1, 2003, the Company announced that its subsidiary trusts, TDS Capital I and TDS Capital II will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). The redemption date is expected to be September 2, 2003. The redemption price of both the 8.5% and 8.04% TOPrS will equal 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions. Upon redemption of the TOPrS by the subsidiary trusts, TDS will not have any variable interest entities pursuant to FIN 46.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company will adopt the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. Since the provisions of this Statement will be applied prospectively, there will be no impact to the Company’s June 30, 2003 financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,”was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of June 30, 2003, the Company had $300 million of Company – Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust that are free standing financial instruments within the scope of SFAS No. 150. However, the Subsidiary Trusts holding these securities will be deconsolidated pursuant to FIN 46, effective July 1, 2003. As of June 30, 2003, the Company had no other freestanding financial instruments within the scope of SFAS No. 150. Upon adoption, this Statement is not expected to have any effect on the Company's financial position or results of operations.

FINANCIAL RESOURCES

Cash Flows From Operating Activities. The Company generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $321.0 million in the first six months of 2003 compared to $411.3 million in 2002. The following table is a summary of the components of cash flows from operating activities.

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)
Income (loss) before cumulative effect of
accounting change	$15,156	$(937,780)
Adjustments to reconcile income (loss)
to net cash provided by operating activities	360,414	1,340,841

	375,570	403,061
Changes in assets and liabilities	(54,548)	8,233

	$321,022	$411,294

Changes in working capital and other assets and liabilities used $54.5 million in 2003 and provided $8.2 million in 2002 reflecting timing differences in the payment of accounts payable, the receipt of accounts receivable, the change in accrued taxes and materials and supplies balances.

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost reducing upgrades to TDS’s networks. Cash flows used for investing activities required $345.9 million in the first six months of 2003 compared to $359.6 million in 2002.

Cash expenditures for capital additions required $360.9 million in first six months of 2003 and $327.3 million in first six months of 2002. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $304.0 million in first six months of 2003 and $256.8 million in first six months of 2002 representing expenditures to construct cell sites, to replace retired assets, to improve business systems, to migrate to a single digital equipment platform — CDMA, and to build and launch new markets. TDS Telecom capital expenditures for its local telephone operations totaled $44.7 million in first six months of 2003 and $44.5 million in first six months of 2002 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities. TDS Telecom’s capital expenditures for competitive local exchange operations totaled $9.2 million in first six months of 2003 and $26.0 million in first six months of 2002 for switching and other network facilities. Corporate capital expenditures totaled $3.0 million in first six months of 2003.

Distributions from unconsolidated investments provided $17.9 million in 2003 and $6.2 million in 2002. The Company acquired a telephone company and three PCS licenses for $73.7 million in 2002. The Company received a cash refund of $47.6 million on its FCC deposits in 2002

Cash Flows from Financing Activities

Cash flows from financing activities provided $15.6 million in the first six months of 2003 and required $147.9 million in 2002. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo for $40.7 million. The repurchase was financed using short-term debt. In 2002, TDS retired a total of $51.0 million of medium-term notes at par value. The net increase in Notes

Payable provided $143.6 million in 2003. The net decrease in Notes Payable required $248.4 million in the first six months of 2002. In 2002 TDS and U.S. Cellular received $179.8 million from prepaid variable forward contracts related to its investment in Vodafone (owned by U.S. Cellular) and VeriSign.

During the first six months of 2003 cash required for the repurchase of TDS Common Shares totaled $56.5 million. In total, TDS has repurchased 1.4 million Common Shares for an average price of $40.95 per share as of June 30, 2003. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $18.2 million in the first six months of 2003 and $17.2 million in the first six months of 2002.

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

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions and other factors. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS does not believe that any circumstances that could materially adversely affect TDS’s liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of TDS’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, further deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition and share repurchase programs.

The Company generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $321.0 million in the first six months of 2003 compared to $411.3 million in 2002. TDS and its subsidiaries had cash and cash equivalents totaling $1,289.6 million at June 30, 2003. TDS anticipates using a portion of the cash to repurchase common shares, reduce outstanding debt and for general corporate purposes.

The Company has entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds. The forward contracts mature from May 2007 to August 2008 and, at the Company’s option, may be settled in shares of the respective security or cash. If shares are delivered in the settlement of the forward contract, the Company would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of June 30, 2003, such deferred tax liabilities totaled $877.8 million.

Revolving Credit Facilities

TDS and its subsidiaries had $1,425 million of revolving credit facilities available for general corporate purposes, $816.5 million of which was unused, as well as an additional $75 million in bank lines of credit, all of which was unused, as of June 30, 2003.

TDS had a $600 million revolving credit facility for general corporate purposes at June 30, 2003. TDS had $3.3 million of letters of credit outstanding against the revolving credit agreement leaving $596.7 million available for use. The credit facility expires in January 2007. Borrowings bear interest at the London Interbank Borrowing Rate (“LIBOR”) plus a contractual spread based on the Company’s credit rating. The contractual spread was 30 basis points as of June 30, 2003 (for a rate of 1.42% based on the LIBOR rate at June 30, 2003).

TDS also had $75 million of additional bank lines of credit for general corporate purposes at June 30,

2003, all of which was unused. The lines of credit expire in less than one year. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate (4.0% at June 30, 2003).

U.S. Cellular had a $500 million bank revolving line of credit (“1997 Revolving Credit Facility”) for general corporate purposes at June 30, 2003, $20.0 million of which was unused. The 1997 Revolving Credit Facility expires in August 2004. This line of credit provides for borrowings at LIBOR plus a contractual spread, based on U.S. Cellular’s credit rating, which was 19.5 basis points as of June 30, 2003 (for a rate of 1.315% based on the LIBOR rate at June 30, 2003).

U.S. Cellular also had a $325 million bank revolving line of credit (“2002 Revolving Credit Facility”) to be used for general corporate purposes at June 30, 2003, $199.8 million of which was unused. The 2002 Revolving Credit Facility expires in June 2007. This line of credit provides for borrowings with interest at LIBOR plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of June 30, 2003 (for a rate of 1.67% based on the LIBOR rate at June 30, 2003).

TDS’s and U.S. Cellular’s interest costs would increase if their credit rating goes down which would increase their cost of financing, but their credit facilities would not cease to be available solely as a result of a decline in their credit rating. A downgrade in TDS’s or U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representation on certain matters at the time of each borrowing. At June 30, 2003, TDS and U.S. Cellular were in compliance with all covenants and other requirements set forth in the credit agreements. The respective maturities of TDS’s and U.S. Cellular’s credit facilities would accelerate in the event of a change in control.

In June 2003, Moody’s Investors Service placed the debt ratings of TDS and U.S. Cellular under review for possible downgrade. Moody’s has stated that the review will focus on “1) U.S. Cellular’s ability to improve its earnings and generate meaningful free cash flow given its substantial capital expenditure requirements, slowing industry subscriber growth rates, declining roaming revenues, intensifying competition and higher operating expenses associated with competition, increasing network usage and expansion of distribution channels and 2) the extent and timing of the de-leveraging of the balance sheet of TDS.”

Long-term Financing

At June 30, 2003, TDS and its subsidiaries are in compliance with all covenants and other requirements set forth in long-term debt indentures. TDS does not have any rating downgrade triggers that would accelerate the maturity dates of its long-term debt. However, a downgrade in TDS’s credit rating could adversely affect its ability to refinance existing, or obtain access to new, long-term debt in the future.

TDS repurchased $5,000,000 of 10.0% Medium Term Notes in the second quarter of 2003 at 115.750% of par value. The loss on retirement of debt totaled $787,500. TDS notified the holders of $65.5 million of Series B Medium Term Notes in June 2003 of its intent to redeem these notes at par. The notes are reflected as current portion of long-term debt on the balance sheet as of June 30, 2003 and were redeemed in July 2003. There will be no gain or loss on the retirement of these notes at par value.

On August 1, 2003, the Company announced that its subsidiary trusts, TDS Capital I and TDS Capital II will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). The redemption date is expected to be September 2, 2003. The redemption price of both the 8.5% and 8.04% TOPrS will be equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions. The outstanding amount of the 8.5% TOPrS to be redeemed is $150 million. The outstanding amount of the 8.04% TOPrS to be redeemed is $150 million. There will be no gain or loss on the redemption of these securities.

Capital Expenditures

U.S. Cellular’s estimated capital spending for 2003 totals approximately $650-$670 million, primarily to add cell sites to expand and enhance coverage, to provide additional capacity to accommodate increased network usage, to provide additional digital service capabilities including the migration toward a single digital platform — CDMA technology, to build out certain PCS licensed areas and to enhance office systems. U.S. Cellular’s capital expenditures for the six months ended June 30, 2003 totaled $304.0 million, including $43 million for the conversion to CDMA. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash and funds from the revolving credit facilities.

U.S. Cellular expects capital expenditures related to the buildout of the PCS licensed areas it acquired in 2001-2003, including those included in the AT&T Wireless transaction, to be substantial. See the “Acquisitions and Divestitures” section below for a discussion of the AT&T Wireless transaction. U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $80 million of the estimated capital spending for the remainder of 2003 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of PCS licensed areas.

U.S Cellular expects its conversion to CDMA to be completed during 2004, at a revised approximate cost of $385 million to $410 million spread over 2002 to 2004. The estimates have been revised from the original estimate of $400 million to $450 million to reflect more favorable pricing than expected as well as additional efficiencies in the conversion process. Capital expenditures related to this conversion totaled $215 million in 2002, and are estimated to be $50 million in 2003 and $120 million to $145 million in 2004. U.S. Cellular has contracted with multiple infrastructure vendors to provide a substantial portion of the equipment related to the conversion.

TDS Telecom’s estimated capital spending for 2003 approximates $165 million. The incumbent local telephone companies are expected to spend approximately $130 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $35 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom’s ILEC capital expenditures totaled $44.7 million and the CLEC capital expenditures totaled $9.2 million for the six months ended June 30, 2003. TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions and Divestitures

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless (“AWE”) to exchange wireless properties, which was still pending at June 30, 2003. The closing of the transfer of the U.S. Cellular properties to AWE and the assignments to U.S. Cellular from AWE of a portion of the PCS licenses occurred on August 1, 2003. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. On the initial closing date, U.S. Cellular also received approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls. Also on the initial closing date, U.S. Cellular transferred wireless assets and customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AWE. The assignment and development of certain licenses has been deferred by U.S. Cellular until later periods. The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AWE will be accounted for as a sale.

As a result of the agreement, U.S. Cellular’s consolidated balance sheet as of June 30, 2003 reflects the wireless assets and liabilities to be transferred as assets and liabilities of operations held for sale, in accordance with SFAS No. 144. The results of operations of the markets transferred continue to be included in results from operations. Service revenues from the Florida and Georgia markets transferred totaled $29 million and $58 million in the three and six months ended June 30, 2003, respectively, while operating income totaled $12.6 million and $22.4 million, respectively. Operating income does not include shared services costs that have been allocated to the markets from the U.S. Cellular corporate office.

Repurchase of Securities and Dividends

As market conditions warrant, TDS and U.S. Cellular may continue the repurchase of their common shares on the open market or at negotiated prices in private transactions. In 2003, the TDS Board of Directors authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. A total of 1.4 million TDS Common Shares were repurchased in 2003 at an aggregate price of $56.5 million. TDS has 1.6 million common shares remaining available for repurchase under the authorization U.S. Cellular has approximately 859,000 shares remaining on its 1.4 million Common Share repurchase authorization that expires in December 2003. No U.S. Cellular Common Shares were repurchased in 2003.

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

TDS paid total dividends on its common and preferred stock of $18.2 million in the first six months of 2003 and $17.2 million in the first six months of 2002. TDS has no current plans to change its policy of paying dividends. TDS paid quarterly dividends per share of $.155 in 2003 and $.145 in 2002.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

License Costs and Goodwill

The Company reported $979.8 million of wireless license costs and $1,005.0 million of goodwill, at June 30, 2003 as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. Included in Assets of Operations Held For Sale was $55.1 million of license costs and $93.7 million of goodwill at June 30, 2003.

Wireless licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs the annual impairment review on wireless license investments and goodwill during the second quarter. There can be no assurance that upon review at a later date material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill, an enterprise allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for that difference.

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

In the first quarter of 2003, the Company recorded a $3.5 million license cost impairment loss related to the investment in a non-operating market in Florida that will remain after the AWE exchange. The annual impairment testing was performed at both U.S. Cellular and TDS Telecom in the second quarter of 2003. Based on this review, the Company recorded a $5.0 million impairment loss on goodwill related to a cellular investment held at TDS Telecom in the second quarter of 2003.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to the company’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires the Company to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, establish a valuation allowance. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company’s current net deferred tax asset was $20.3 million as of June 30, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2003 are as follows:

June 30, 2003

(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$82,923
Partnership investments	40,010
Derivative investments	126,336

249,269
Less valuation allowance	(49,868)

Total Deferred Tax Asset	199,401

Deferred Tax Liability
Marketable equity securities	877,771
Property, plant and equipment	400,452
Licenses	155,319
Other	3,959

Total Deferred Tax Liability	1,437,501

Net Deferred Income Tax Liability	$1,238,100

The valuation allowance relates to state net operating loss carry forwards and the federal operating loss carryforwards for those subsidiaries not included in the federal income tax return since it is more than likely that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $877.8 million at June 30, 2003 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable securities. Income taxes will be payable when TDS sells the marketable securities.

The Company is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. The Company periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management’s judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of the Company’s income tax expense. The IRS has completed audits of the Company’s federal income tax returns for tax years through 1996.

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

The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May 2003, increases bonus depreciation from 30% to 50% and extends the bonus depreciation provisions until December 31, 2004. The Company expects to take advantage of the new rules. Such additional depreciation deductions are expected to result in a federal net operating loss for the Company in 2003.

Assets of Held for Sale Operations

In connection with the exchange of wireless properties with AWE, the consolidated balance sheet and supplemental data of TDS reflect the assets and liabilities to be transferred as of June 30, 2003 as assets and liabilities of operations held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred continue to be included in results from continuing operations through the closing date, which occurred on August 1, 2003.

An independent appraisal was performed to determine the fair value of the assets to be received from AWE as well as the allocation of goodwill associated with the markets sold. The value of goodwill allocated to the transferred markets is a critical accounting estimate because it is significant to the recorded value of the assets being transferred. The values of such allocations include underlying assumptions about uncertain matters that are material to the determination of the values, and different estimates could have had a material impact on the Company’s financial presentation that would have been used in the current period.

Summarized assets and liabilities relating to operations held for sale are as follows:

June 30, 2003

(Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	11,777
Other current assets	1,074
License costs	55,147
Goodwill	93,658
Property, plant and equipment, net	88,415
Other assets	798
Loss on assets held for sale	(27,000)

Assets of Operations Held for Sale	$223,876

Current liabilities

Accounts payable	$5,405
Other current liabilities	3,600

Liabilities of Operations Held for Sale	$9,005

In accordance with SFAS No. 144, the Company recorded an estimated pre-tax loss of $27.0 million related to the sale of assets to AWE. This loss represents the difference between the fair value of the assets the Company expects to receive in the AWE transaction, as determined by an independent valuation, and the recorded value of the assets it transferred to AWE. Subsequent to recording the loss, the recorded value of the assets the Company expects to transfer to AWE is equal to the fair value of the assets the Company expects to receive from AWE. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

The Company anticipates that it will record an additional charge to the Statement of Operations of approximately $12 million for income taxes and will have a current liability of approximately $5 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, the Company anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for the Company for 2003; accordingly, the Company anticipates that there will be no current federal tax liability in 2003 attributable to the planned exchange of assets with AWE.

OUTLOOK

This outlook section summarizes the Company’s expectations for 2003. Notwithstanding the Company’s expectations regarding its ability to deliver these results, the Company can never be certain that future revenues or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk factors otherwise identified under “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement.”

Based on the completion of U.S. Cellular’s transaction with AWE, the Companies have reviewed their forward-looking statements. The revised statements for the year 2003, inclusive of costs for build out of some markets acquired in the AWE transaction are as follows:

U.S. Cellular 2003 Outlook

Net adds	475,000 - 500,000
Service revenues	$2.35 - $2.4 billion
Depreciation and amortization	$445 - $450 million
Operating income*	$170 - $190 million
Capital spending	$650 - $670 million

*Includes $27 million in operating expenses related to loss on assets held for sale related to the AWE exchange ILEC 2003 Outlook

Revenues	$635 - $645 million
Depreciation and amortization	$135 million
Operating income	$170 - $180 million
Capital spending	$130 million

CLEC 2003 Outlook

Revenues	$210 - $220 million
Depreciation and amortization	$35 million
Operating income	$(35) - $(25) million
Capital spending	$35 million

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include the following:

•	Increases in the level of competition in the markets in which TDS operates could adversely affect TDS’s revenues or increase its costs to compete.
•	Advances or changes in telecommunications technology could render certain technologies used by TDS obsolete or could increase TDS’s cost of doing business.
•	Changes in the telecommunications regulatory environment, related to wireless number portability and E-911 services in particular, could adversely affect TDS’s financial condition or results of operations or ability to do business.
•	Changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could result in an impairment of the value of TDS’s license costs, goodwill and/or physical assets, which may require TDS to record a writedown in the value of such assets.
•	Conversions of LYONs, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations to be different from the amounts presented.
•	Changes in accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Critical Accounting Policies, could have a material effect on the Company’s financial condition, changes in financial condition and results of operations.
•	Settlement, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’s financial condition, results of operations or ability to do business.
•	Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses could have an adverse effect on TDS’s financial condition or results of operations.
•	Changes in prices, the number of customers, average revenue per unit, penetration rates, churn rates, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS’s business operations.
•	Continued uncertainty of access to capital for telecommunications companies, continued deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.
•	Changes in the income tax rates or other tax law changes could have an adverse effect on TDS’s financial condition and results of operations.
•	War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on TDS’s businesses.
•	Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, including continued difficulties by telecommunications companies, could have an adverse effect on TDS’s businesses.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

TDS is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes, convertible debt, debentures and trust securities with original maturities ranging up to 40 years. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of June 30, 2003, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

TDS maintains a portfolio of available-for-sale marketable equity securities. The market value of these investments aggregated $2,300.2 million at June 30, 2003 and $1,944.9 million at December 31, 2002. As of June 30, 2003, the net unrealized holding gain, net of tax and minority interest, included in accumulated other comprehensive income totaled $461.1 million. Management continues to review the valuation of the investments on a periodic basis. If management determines in the future that an unrealized loss is other than temporary, the loss will be recognized and recorded in the income statement.

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

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of June 30, 2003, such deferred tax liabilities totaled $877.8 million.

The following table summarizes certain facts relating to the contracted securities as of June 30, 2003.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$ 8.82	$ 11.46	$20,819
Vodafone (2)	12,945,915	$ 15.07 - $16.07	$ 20.88 - $23.21	201,038
Deutsche Telekom	131,461,861	$ 10.74 - $12.41	$ 13.71 - $16.33	1,532,257

				1,754,114
Unamortized debt discount				89,519

				$1,664,595

(1)	The per share amounts represent the range of floor and ceiling prices of all securities monetized.
(2)	U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone ADR's.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities and derivative instruments at June 30, 2003, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable securities or canceling any derivative instruments.

	June 30, 2003	Valuation of investments assuming indicated increase
(Dollars in millions)	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$2,300.2	$2,530.3	$2,760.3	$2,990.3
Derivative
Instruments (1)	$(302.9)	$(511.8)	$(720.3)	$(930.9)

	June 30, 2003	Valuation of investments assuming indicated decrease
(Dollars in millions)	Fair Value	-10%	-20%	-30%

Marketable Equity
Securities	$2,300.2	$2,070.2	$1,840.2	$1,610.2
Derivative
Instruments (1)	$(302.9)	$(103.4)	$97.1	$295.2
(1)	Represents change in the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’ disclosure controls and procedures (as defined in Rules 13a-15(e)) are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)     Changes in internal control over financial reporting. There was no change in TDS’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TDS’s internal control over financial reporting.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. Management does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of TDS.

Item 4. Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of TDS, held on May 8, 2003, the following number of votes were cast for the matters indicated:

1.	(a) For the election of three Class I Directors of the Company by holders of Series A Common and Preferred shares:

Nominee	For	Withhold	Broker Non-Vote
James Barr, III	66,117,727	18	—
Sandra L. Helton	66,111,276	6,469	—
George W. Off	66,117,745	—	—

(b) For the election of one Class I Director of the Company by the Common Holders:

Nominee	For	Withhold	Broker Non-Vote
Martin L. Solomon	47,348,519	1,304,616	—

2.	Proposal to approve the 2003 Employee Stock Purchase Plan of the Company:

For	Against	Abstain	Broker Non-Vote
107,560,978	1,278,067	179,677	5,752,157

3.	Proposal to approve the amendment to the 1998 Long-term Incentive Program of the Company:

For	Against	Abstain	Broker Non-Vote
100,235,643	8,168,423	614,656	5,752,157

4.	Proposal to ratify the selection of PricewaterhouseCoopers LLP for 2003:

For	Against	Abstain	Broker Non-Vote
113,174,705	1,411,306	184,868	—

Item 5. Other Information

On August 1, 2003, the Company announced that its subsidiary trusts, TDS Capital I and TDS Capital II, will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). A copy of the news release is attached as Exhibit 99.1.

On August 1, 2003, U.S. Cellular announced that it had completed a portion of its previously announced exchange of assets with AWE. A copy of the news release is attached as Exhibit 99.2.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 11 - Computation of earnings per common share is included herein as footnote 7 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 - Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 - Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 - Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.1 - News release announcing the intent of the Company’s subsidiary trusts, TDS Capital I and TDS Capital II, to redeem its Trust Originated Preferred Securities.

Exhibit 99.2 - News release dated August 1, 2003 announcing the completion of the exchange of assets between U.S. Cellular and AWE.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003:

TDS filed a Current Report on Form 8-K dated May 5, 2003, for the purpose of filing the Company’s first quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	August 8, 2003	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	August 8, 2003	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	August 8, 2003	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2003 Second Quarter Form 10-Q 44