Form 10-Q
period 2003-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2003-11-12
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 001-14157
TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
                                                               Yes ☒     No  ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003

Common Shares, $.01 par value Series A Common Shares, $.01 par value	51,002,334 Shares 6,438,113 Shares

TELEPHONE AND DATA SYSTEMS, INC. 3rd QUARTER REPORT ON FORM 10-Q INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements (unaudited)

Consolidated Statements of Operations -
Three and Nine Months Ended September 30, 2003 and 2002	2

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2003 and 2002	3

Consolidated Balance Sheets -
September 30, 2003 and December 31, 2002	4 - 5

Notes to Consolidated Financial Statements	6 - 19

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	20 - 22

Nine Months Ended September 30, 2003 and 2002
U.S. Cellular Operations	23 - 28
TDS Telecom Operations	29 - 30
Three Months Ended September 30, 2003 and 2002	31 - 32
Recent Accounting Pronouncements	32 - 34
Financial Resources	34 - 35
Liquidity and Capital Resources	35 - 38
Application of Critical Accounting Policies and Estimates	38 - 42
Outlook	43
Certain Relationships and Related Transactions	43
Other Matters	43
Safe Harbor Cautionary Statement	44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45 - 46

Item 4. Controls and Procedures	47

Part II. Other Information

Item 1. Legal Proceedings	48

Item 6. Exhibits and Reports on Form 8-K	48

Signatures	49

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 (As Restated)	2003	2002 (As Restated)

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES	$874,754	$784,102	$2,533,459	$2,169,742

OPERATING EXPENSES
Cost of services and products (exclusive of
depreciation and amortization expense shown below)	276,789	251,753	814,796	660,276
Selling, general and administrative expense	321,120	294,930	992,775	815,853
Depreciation and amortization expense	142,768	143,209	437,400	370,744
(Gain) Loss on assets held for sale	(1,442)	—	25,558	—

	739,235	689,892	2,270,529	1,846,873

OPERATING INCOME	135,519	94,210	262,930	322,869

INVESTMENT AND OTHER INCOME (EXPENSE)
Interest and dividend income	4,426	2,213	14,823	52,447
Investment income	11,644	13,335	37,911	32,124
(Loss) on marketable securities and other investments	—	(90,071)	(8,500)	(1,846,597)
Interest expense	(41,604)	(33,451)	(128,957)	(92,170)
Minority interest in income of subsidiary trust	(4,273)	(6,202)	(16,678)	(18,607)
Other (expense), net	(8,550)	2,511	(14,488)	2,494

	(38,357)	(111,665)	(115,889)	(1,870,309)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	97,162	(17,455)	147,041	(1,547,440)
Income tax expense (benefit)	50,142	(1,205)	78,211	(588,323)

INCOME (LOSS) BEFORE MINORITY INTEREST	47,020	(16,250)	68,830	(959,117)
Minority Share of (Income) Loss	(11,717)	(4,238)	(18,371)	849

INCOME (LOSS) FROM CONTINUING OPERATIONS	35,303	(20,488)	50,459	(958,268)
Discontinued Operations, net of tax	(1,609)	—	(1,609)	—

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	33,694	(20,488)	48,850	(958,268)
Cumulative effect of accounting change, net of tax and
minority interest	—	—	—	3,366

NET INCOME (LOSS)	33,694	(20,488)	48,850	(954,902)
Preferred Dividend Requirement	104	105	312	323

NET INCOME (LOSS) AVAILABLE TO COMMON	$33,590	$(20,593)	$48,538	$(955,225)

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,420	58,660	57,829	58,633
BASIC EARNINGS PER SHARE (Note 8)
Income (Loss) from Continuing Operations	$0.61	$(0.35)	$0.87	$(16.35)
Discontinued Operations	(0.03)	—	(0.03)	—
Cumulative Effect of Accounting Change	—	—	—	0.06

Net income (loss) available to common	$0.58	$(0.35)	$0.84	$(16.29)

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,793	58,660	57,924	58,633
DILUTED EARNINGS PER SHARE (Note 8)
Income (Loss) from Continuing Operations	$0.61	$(0.35)	$0.86	$(16.35)
Discontinued Operations	(0.03)	—	(0.03)	—
Cumulative Effect of Accounting Change	—	—	—	0.06

Net income (loss) available to common	$0.58	$(0.35)	$0.83	$(16.29)

DIVIDENDS PER SHARE	$0.155	$0.145	$0.465	$0.435

The accompanying notes to financial statements are an integral part of these statements. 2 TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended September 30,

	2003	2002 (As Restated)

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$50,459	$(958,268)
Add (Deduct) adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation and amortization	437,400	370,744
Deferred taxes	59,560	(660,318)
Investment income	(37,911)	(32,124)
Minority share of income (loss)	18,371	(849)
Loss on assets of operations held for sale	25,558	—
(Gain) loss on marketable securities and other investments	8,500	1,846,597
Noncash interest expense	19,868	7,326
Other noncash expense	27,236	12,557
Changes in assets and liabilities
Change in accounts receivable	76,360	(23,840)
Change in materials and supplies	15,373	16,609
Change in accounts payable	(105,287)	(1,035)
Change in advanced billings and customer deposits	15,212	15,726
Change in accrued taxes	31,242	57,626
Change in other assets and liabilities	(27,000)	(26,233)

	614,941	624,518

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(537,525)	(565,679)
Acquisitions, net of cash acquired	(1,251)	(528,638)
Proceeds from exchange transaction	33,958	—
Increase in notes receivable	(7)	(2,581)
Refund of FCC deposit	—	47,566
Distributions from unconsolidated entities	21,685	25,519
Investments in and advances to unconsolidated entities	(1,031)	829
Other investing activities	(1,977)	(10,229)

	(486,148)	(1,033,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	9,576	116,142
Issuance of long-term debt	900	2,395
Proceeds from forward contracts	—	680,360
Repayment of Trust Originated Preferred Securities	(300,000)	—
Prepayment of long-term notes	(70,500)	(51,000)
Repayments of long-term debt	(55,250)	(13,946)
Repurchase of TDS Common Shares	(56,522)	—
Dividends paid	(27,186)	(25,837)
Other financing activities	5,392	(3,406)

	(493,590)	704,708

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(364,797)	296,013
CASH AND CASH EQUIVALENTS -
Beginning of period	1,298,936	140,744

End of period	$934,139	$436,757

The accompanying notes to financial statements are an integral part of these statements. 3 TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited
	September 30, 2003	December 31, 2002

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$934,139	$1,298,936
Accounts receivable
Due from customers, less allowance of $23,572
and $24,627, respectively	256,982	272,997
Other, principally connecting companies, less
allowance of $11,477 and $15,848, respectively	143,290	175,036
Federal income tax receivable	—	40,000
Materials and supplies, at average cost	57,259	72,441
Other current assets	80,469	88,602

	1,472,139	1,948,012

INVESTMENTS
Marketable equity securities	2,207,544	1,944,939
Wireless license costs	1,111,780	1,038,556
Wireless license rights	47,158	—
Goodwill	1,007,461	1,106,451
Customer lists, net of accumulated amortization of $19,453
and $6,567, respectively	27,201	40,087
Investments in unconsolidated entities	222,529	205,995
Notes receivable, less valuation allowance of $55,144
and $55,144, respectively	6,476	7,287
Other investments	15,374	14,914

	4,645,523	4,358,229

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,198,561	2,148,432
TDS Telecom	1,050,029	1,047,811

	3,248,590	3,196,243

OTHER ASSETS AND DEFERRED CHARGES
Derivative asset	—	2,630
Other	88,405	96,914

	88,405	99,544

TOTAL ASSETS	$9,454,657	$9,602,028

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

Unaudited

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$19,210	$64,482
Notes payable	471,368	461,792
Accounts payable	250,763	361,758
Advance billings and customer deposits	108,469	95,922
Accrued interest	20,866	31,751
Accrued taxes	49,377	34,413
Accrued compensation	56,820	58,678
Other current liabilities	52,429	58,370

	1,029,302	1,167,166

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,269,918	1,170,505
Derivative liability	222,685	61,160
Asset retirement obligations	34,391	—
Other	62,811	55,645

	1,589,805	1,287,310

LONG-TERM DEBT
Long-term debt, excluding current portion	1,565,187	1,641,624
Prepaid forward contracts	1,668,656	1,656,616

	3,233,843	3,298,240

MINORITY INTEREST IN SUBSIDIARIES	511,555	489,735

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES of Subsidiary Trust
Holding Solely Company Subordinated Debentures	—	300,000

PREFERRED SHARES	6,554	6,954

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued and outstanding 56,138,000
and 55,875,000 shares, respectively	561	559
Series A Common Shares, par value $.01 per share; authorized
25,000,000; issued and outstanding and 6,438,000
6,602,000 shares, respectively	64	66
Capital in excess of par value	1,836,384	1,832,806
Treasury Shares, at cost, 5,136,000 and 3,799,000
shares, respectively	(459,023)	(404,169)
Accumulated other comprehensive income	252,290	191,704
Retained earnings	1,453,322	1,431,657

	3,083,598	3,052,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,454,657	$9,602,028

The accompanying notes to financial statements are an integral part of these statements. 5
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although TDS believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002 and the cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

U.S. Cellular, an 82.2%-owned subsidiary of TDS, made changes to its accounting policies which required TDS to restate certain items on its statement of operations for the three and nine months ended September 30, 2002. See Note 6 – “Effects of 2002 Accounting Changes” for the impact on operating income, net income (loss) and earnings per share.

2.	Summary of Significant Accounting Policies

Assets and Liabilities of Operations Held for Sale

TDS accounts for the disposal of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. When long-lived assets meet the held for sale criteria set forth in SFAS No. 144, the balance sheet will reflect the assets and liabilities of the properties to be disposed of as assets and liabilities of operations held for sale. The assets and liabilities of operations held for sale will be presented separately in the asset and liability sections of the balance sheet. The revenues and expenses of the properties to be disposed of will be included in operations until the transaction is completed. See Note 11 — Acquisitions and Divestitures – Completed for the discussion of the sale and exchange of long-lived assets.

Stock-Based Compensation

TDS accounts for stock options and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

6
No compensation costs have been recognized for the stock option and employee stock purchase plans. Had compensation costs for all plans been expensed and the value determined consistent with SFAS No. 123, TDS’s net income (loss) available to common and earnings per share would have been the following pro forma amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common
As Reported	$33,590	$(20,593)	$48,538	$(955,225)
Pro Forma Expense	(4,601)	(2,864)	(8,992)	(8,591)

Pro Forma Net Income (Loss) Available to Common	$28,989	$(23,457)	$39,546	$(963,816)
Basic Earnings (Loss)Per Share
As Reported	$0.58	$(0.35)	$0.84	(16.29)
Pro Forma Expense Per Share	(0.08)	(0.05)	(0.16)	(0.15)

Pro Forma Basic Earnings (Loss) Per Share	$0.50	$(0.40)	$0.68	(16.44)
Diluted Earnings (Loss) Per Share
As Reported	$0.58	$(0.35)	$0.83	(16.29)
Pro Forma Expense Per Share	(0.08)	(0.05)	(0.15)	(0.15)

Pro Forma Diluted Earnings (Loss) Per Share	$0.50	$(0.40)	$0.68	(16.44)

Recent Accounting Pronouncements

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective October 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. TDS has reviewed the provisions of FIN 46 and has determined that it will, as of the effective date of FIN 46, include in consolidated results the operations of an entity that it currently accounts for using the equity method of accounting. This change, pursuant to the adoption of FIN 46, is not anticipated to have a material impact on TDS’s future financial position or results of operations.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” TDS adopted the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. There was no effect on TDS’s financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003, and for TDS is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of September 30, 2003, TDS had no freestanding financial instruments within the scope of SFAS No. 150 and therefore, that portion of this Statement did not have any effect on TDS’s financial position or results of operations.

TDS had two subsidiary trusts, TDS Capital I and TDS Capital II that would have been considered freestanding financial instruments under SFAS 150 and variable interest entities pursuant to FIN 46. TDS Capital I had outstanding 6,000,000 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital I was $154.6 million principal amount of TDS’s 8.5% Subordinated Debentures due December 31, 2037. TDS Capital II had outstanding 6,000,000 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS

7
Capital II was $154.6 million principal amount of TDS’s 8.04% Subordinated Debentures due March 31, 2038.

On September 2, 2003, the subsidiary trusts, TDS Capital I and TDS Capital II redeemed all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). The redemption price of both the 8.5% and 8.04% TOPrS was equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions.

In addition, under SFAS No. 150, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2100.

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’. The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $83.5 million at September 30, 2003. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2003, net of estimated liquidation costs. This amount is being disclosed pursuant the requirements of FSP FAS150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2003 is $32.3 million, and is included in the balance sheet caption Minority Interest in Subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $51.2 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of our mandatorily redeemable minority interests at their settlement value at a later date.

3.	Asset Retirement Obligation

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001, and became effective for TDS beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

8
U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its retail sites and office locations as described by SFAS 143, and has recorded a liability and related asset retirement obligation accretion expense. However, as these amounts are not material, the adoption of SFAS 143 did not have a material effect on its financial position and results of operations.

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

At January 1, 2003, upon implementation of SFAS No. 143, TDS Telecom determined the amount of the incumbent local telephone companies asset retirement obligations required to be recorded was $29.9 million, and this asset retirement obligation was reclassified from accumulated depreciation to deferred liabilities and credits under the provisions of SFAS No. 143. After the effect of this reclassification, the incumbent local telephone companies have an amount of $25.4 million as of January 1, 2003 that remains in accumulated depreciation that represents asset retirement costs that have been accrued in accordance with depreciation rates promulgated by the respective state public utility commissions, which are in excess of asset retirement costs that are required to be accrued under the provisions of SFAS No. 143. The accounting guidelines of the state public utility commission and the FCC provide that such costs of removal be recorded as accumulated depreciation. These costs of removal are recorded based upon the guidelines of the incumbent local telephone companies’ regulators and are not an asset retirement obligation as defined by SFAS No. 143. The adoption of SFAS No. 143 by TDS Telecom’s incumbent local telephone companies did not have a material effect on TDS’s financial position or results of operations.

TDS Telecom’s competitive local telephone companies adopted SFAS No. 143 effective January 1, 2003. TDS Telecom determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, adoption of SFAS 143 did not have a material impact on the competitive local telephone companies.

4.	Income Taxes

Income (loss) from continuing operations includes losses from marketable securities and other investments and losses on assets held for sale for the three and nine months ended September 30, 2003 and 2002. The following table summarizes the effective income tax expense (benefit) rates in each of the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

Effective Tax Rate From
Income from continuing operations excluding loss on marketable securities and other
investments and loss on assets held for sale	42.1%	43.3%	42.4%	43.6%
Loss on marketable securities and other
investments and loss on assets held for sale (1)	N/M	(36.2)%	(4.1)%	(38.9)%

Income (Loss) from continuing operations	51.6%	(6.9)%	53.2%	(38.0)%

(1) The effective tax rate related to the provision for Loss on marketable securities and other investments and

9
loss on assets held for sale is not meaningful. Because TDS’s tax basis in the assets transferred to AT&T Wireless was lower than its book basis it was necessary for TDS to record a tax provision of $9.8 million at the time of this transfer in the third quarter of 2003. TDS had previously disclosed that it had anticipated that this amount would be approximately $12 million.

5.	(Losses) on Marketable Securities and Other Investments

U.S. Cellular recorded a license cost impairment loss of $3.5 million in the first quarter of 2003 related to the investment in a non-operating market in Florida that remained with U.S. Cellular upon completion of the exchange with AT&T Wireless. See Note 11 Acquisitions and Divestitures – Completed for further information regarding the exchange transaction with AT&T Wireless.

TDS also recorded an impairment loss of $5.0 million in the second quarter of 2003 on a cellular market investment held by TDS Telecom in conjunction with its annual license cost and goodwill impairment testing.

The loss on marketable securities and other investments in 2002 includes an “other than temporary” investment loss of $1,756.5 million ($1,044.4 million, net of $686.2 million of income taxes and $25.9 million of minority interest) on TDS’s marketable securities. The adjusted cost basis of TDS’s marketable securities was written down to market value upon determining that the unrealized losses on the securities were other than temporary.

TDS had notes receivable from Airadigm and Kington Management Corporation aggregating $100.6 million relating to the funding of Airadigm’s operations and the purchase by Kington of certain of U.S. Cellular’s minority interests in 2000. The value of the notes were directly related to the value of certain assets and contractual rights of Airadigm and the value of the minority cellular market interests. As a result of changes in management strategies and other events, a review of the Airadigm business plan and a review of the fair market analysis of the cellular markets, including third party fair value analysis, management concluded that the notes receivable were impaired and, accordingly recorded an impairment charge of $90.1 million ($53.6 million, net of tax of $32.6 million and minority interest of $3.9 million) in the third quarter of 2002.

6.	Effects of 2002 Accounting Changes

U.S. Cellular made certain changes to its accounting policies in the fourth quarter of 2002 which required TDS and U.S. Cellular to restate certain items on its income statement for the three and nine month periods ending September 30, 2002. The impact of these changes in accounting policies on the prior periods is presented below.

	Three Months Ended September 30, 2002

	As Reported		Changes	As Restated

	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$		$(14,850)	$
Changes related to EITF 01-09 accrual (1)			(2,935)

		801,887	(17,785)		784,102

Operating Expenses
Changes related to EITF 01-09 reclassification (1)			(14,850)
Changes related to SAB 101(2)			(936)

		705,678	(15,786)		689,892

Operating Income		96,209	(1,999)		94,210
Net (Loss)		$(19,511)	$(977)		$(20,488)

Earnings Per Share - Net (Loss)
Basic		$(0.33)	$(0.02)		$(0.35)
Diluted		$(0.33)	$(0.02)		$(0.35)

10
	Nine Months Ended September 30, 2002

	As Reported		Changes	As Restated

	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$		$(18,221)	$
Changes related to EITF 01-09 accrual (1)			(2,935)

		2,190,898	(21,156)		2,169,742

Operating Expenses
Changes related to EITF 01-09 reclassification (1)			(18,221)
Changes related to SAB 101(2)			(2,989)

		1,868,083	(21,210)		1,846,873

Operating Income		322,815	54		322,869
Income (Loss) before Cumulative Effect of Accounting
Change		(958,295)	27		(958,268)
Cumulative Effect of Accounting Change (2)		—	3,366		3,366
Net Income (Loss)		$(958,295)	$3,393		$(954,902)

Earnings Per Share - Cumulative Effect of Accounting
Change
Basic		$—	$0.06		$0.06
Diluted		$—	$0.06		$0.06

Earnings Per Share - Net (Loss)
Basic		$(16.35)	$0.06		$(16.29)
Diluted		$(16.35)	$0.06		$(16.29)

(1)

U.S. Cellular changed its accounting for certain rebate transactions pursuant to Emerging Issues Task Force Statement (“EITF”) No. 01-09 in the fourth quarter of 2002. Under EITF No. 01-09, all rebates paid to agents who participate in qualifying new activation and retention transactions are recorded as a reduction of equipment sales revenues. Previously, U.S. Cellular had recorded new activation rebates as marketing and selling expense and retention rebates as general and administrative expense. Further, these rebates are now recorded at the time handsets are sold by U.S. Cellular to these agents. Previously, U.S. Cellular recorded these transactions at the time the handsets were delivered by agents to U.S. Cellular’s customers.

(2)

U.S. Cellular changed its accounting policy related to certain transactions pursuant to Staff Accounting Bulletin (“SAB”) No. 101 during the fourth quarter of 2002. U.S. Cellular had adopted SAB No. 101 as of January 1, 2000, and began deferring certain customer activation fees as of that date. As permitted by SAB No. 101, as of January 1, 2002, U.S. Cellular began deferring commission expenses equal to the amount of activation fees deferred. In conjunction with this change, TDS recorded a $3.4 million addition to net income as of January 1, 2002, related to commission expenses which would have been deferred in prior years had U.S. Cellular adopted its new policy at the time it adopted SAB No. 101.

7.	Cumulative Effect of Accounting Change

Effective January 1, 2002, U.S. Cellular changed its method of accounting for commission expenses related to customer activations and began deferring expense recognition of a portion of commission expenses equal to the amount of activation fees revenue deferred. U.S. Cellular believes this change is a preferable method of accounting for such costs primarily due to the fact that the new method of accounting provides for better matching of revenue from customer activations to direct incremental costs associated with these activations within each reporting period. The cumulative effect of this accounting change on periods prior to 2002 was recorded in 2002 increasing net income by $3.4 million, net of tax of $3.0 million and minority interest of $1.2 million, or $0.06 per diluted share.

8.	Earnings Per Share

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

11
The amounts used in computing earnings per share from operations and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows.

Basic Earnings per Share	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

	(Dollars in thousands)

Income (Loss) from Continuing Operations	$35,303	$(20,488)	$50,459	$(958,268)
Less: Preferred Dividend requirement	104	105	312	323

Income (Loss) from Continuing Operations Available
to Common	35,199	(20,593)	50,147	(958,591)
Discontinued Operations	(1,609)	—	(1,609)	—
Cumulative Effect of Accounting Change	—	—	—	3,366

Net Income (Loss) Available to Common used in Basic
Earnings per Share	$33,590	$(20,593)	$48,538	$(955,225)

Diluted Earnings per Share	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

	(Dollars in thousands)

Income (Loss) from Continuing Operations Available to
Common used in Basic Earnings per Share	$35,199	$(20,593)	$50,147	$(958,591)
Reduction in preferred dividends if Preferred Shares
Converted into Common Shares	50	—	—	—
Minority Income Adjustment (1)	(210)	—	(218)	—

Income (Loss) from Continuing Operations Available
to Common	35,039	(20,593)	49,929	(958,591)
Discontinued Operations	(1,609)	—	(1,609)	—
Cumulative Effect of Accounting Change	—	—	—	3,366

Net Income (Loss) Available to Common used in Diluted
Earnings per Share	$33,430	$(20,593)	$48,320	$(955,225)

(1)	The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Shares in thousands)
Weighted Average Number of Common Shares used in
Basic Earnings per Share	57,420	58,660	57,829	58,633
Effect of Dilutive Securities
Stock Options (2)	227	—	95	—
Common shares outstanding if Preferred Shares
Converted	146	—	—	—

Weighted Average Number of Common Shares used in
Diluted Earnings per Share	57,793	58,660	57,924	58,633

(2)

Stock options and preferred shares convertible into 1,580,385 and 1,587,226 Common Shares in three and nine months ended September 30, 2002, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive. Stock options and preferred shares convertible into 1,365,197 and 1,672,044 Common Shares in the three and nine months ended September 30, 2003, respectively, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

12
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

Basic Earnings (Loss) per Share
Continuing Operations	$0.61	$(0.35)	$0.87	$(16.35)
Discontinued Operations	(0.03)	—	(0.03)	—
Cumulative Effect of Accounting Change	—	—	—	0.06

	$0.58	$(0.35)	$0.84	$(16.29)

Diluted Earnings (Loss) per Share
Continuing Operations	$0.61	$(0.35)	$0.86	$(16.35)
Discontinued Operations	(0.03)	—	(0.03)	—
Cumulative Effect of Accounting Change	—	—	—	0.06

	$0.58	$(0.35)	$0.83	$(16.29)

9.	Marketable Equity Securities

TDS holds a substantial amount of marketable securities that are publicly traded, the majority of which are the result of sales or trades of non-strategic assets, and can have volatile share prices. The market values of the marketable securities may fall below the accounting cost basis of such securities. If management determines the decline in value of the marketable securities to be “other than temporary”, the unrealized loss included in other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

During the nine months ended September 30, 2002, management determined that the decline in the value of the marketable securities relative to its accounting cost basis was other than temporary and charged a $1,756.5 million loss to the Statement of Operations ($1,044.4 million, net of tax of $686.2 million, and minority interest of $25.9 million) and reduced the accounting cost basis of the marketable securities by a corresponding amount. The loss was reported in the caption “Gain (loss) on marketable securities and other investments” in the Statement of Operations.

TDS and subsidiaries entered into a number of forward contracts in 2002 related to the marketable equity securities that it holds. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating risk of an other than temporary loss being recorded on these contracted securities.

Information regarding TDS’s marketable equity securities and the components of accumulated other comprehensive income are summarized as follows.

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Marketable Equity Securities - Fair Value
Deutsche Telekom AG - 131,461,861 ordinary shares	$1,906,197	$1,689,285
Vodafone AirTouch plc - 12,945,915 ADRs	262,155	234,580
VeriSign, Inc. - 2,361,333 and 2,525,786 common shares	31,784	20,257
Rural Cellular Corporation - 719,396 equivalent common shares	7,194	611
Other	214	206

Aggregate Fair Value	2,207,544	1,944,939
Accounting Cost Basis	1,543,934	1,545,713

Gross Unrealized Holding Gains	663,610	399,226
Income Tax (Expense)	(259,140)	(155,794)

Unrealized Holding Gains, net of tax	404,470	243,432
Derivatives, net of tax	(148,713)	(50,508)
Equity Method Unrealized Gains	126	615
Minority Share of Unrealized Holding (Gains)	(3,593)	(1,835)

Accumulated Other Comprehensive Income	$252,290	$191,704

13
10.	Goodwill and Customer Lists

TDS has recorded goodwill as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. Included in U.S. Cellular’s goodwill is goodwill related to various acquisitions structured to be tax-free. No deferred taxes have been provided on goodwill related to tax-free acquisitions.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2002, were as follows.

		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	Other(1)	Total
Beginning Balance January 1, 2003	$643,629	$397,482	$29,440	$35,900	$1,106,451
Divestiture	(93,658)	—	—	—	(93,658)
Impairment loss(2)	—	—	—	(5,000)	(5,000)
Other	(191)	(141)	—	—	(332)

Ending Balance September 30, 2003	$549,780	$397,341	$29,440	$30,900	$1,007,461

Beginning Balance January 1, 2002	$473,975	$332,848	$29,440	$34,538	$870,801
Acquisitions	155,566	60,936	—	—	216,502
Other	—	825	—	1,362	2,187

Ending Balance September 30, 2002	$629,541	$394,609	$29,440	$35,900	$1,089,490

(1)Other consists of goodwill related to an investment in a cellular market owned by an incumbent local exchange carrier subsidiary.
(2)See Note 5 – (Losses) on Marketable Securities and Other Investments for discussion of the impairment loss.

TDS’s customer lists represent intangible assets from the acquisition of wireless properties and are being amortized based on average customer retention periods using the declining balance method. Amortization expense was $3.9 million and $12.9 million for the three and nine months ended September 30, 2003, respectively. Amortization expense was $1.3 million for both the three and nine months ended September 30, 2002. The related amortization expense for the remainder of 2003 and for the years 2004-2007 is expected to be $2.8 million, $9.5 million, $5.8 million, $3.5 million and $2.1 million, respectively.

11.	Acquisitions and Divestitures — Completed

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 MHz PCS licenses in 13 states contiguous to and that overlap existing properties in the Midwest and the Northeast; approximately $34.0 million in cash and minority interests in six markets it currently controls. On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless and the assignments to U.S. Cellular from AT&T Wireless of a portion of the PCS licenses. The assignment and development of certain licenses has been deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the agreement. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission. On the initial closing date, U.S. Cellular also received the cash and the minority interests. The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale.

The 14 licenses that have been transferred to U.S. Cellular as of September 30, 2003, with a fair value totaling $131.5 million, are included in Wireless license costs on the balance sheet. The 22 licenses that have not yet been assigned to U.S. Cellular, with a fair value totaling $47.2 million, are included in Wireless license rights on the balance sheet. All asset values related to the properties acquired or pending, including license values, were determined using an independent valuation.

Prior to the close of the AT&T Wireless exchange, TDS reflected the assets and liabilities to be transferred to AT&T Wireless as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets transferred to AT&T Wireless were included

14
in results of operations through July 31, 2003.

Also prior to the close of the AT&T Wireless exchange, U.S. Cellular allocated $93.7 million of goodwill related to the properties transferred to AT&T Wireless to the operations held for sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” A total loss of $25.6 million (including a $1.4 million reduction recorded in the third quarter) was recorded as a “Loss on assets held for sale” (included in operating expenses) representing the difference between the book value of the markets transferred to AT&T Wireless and the fair value of the assets received or to be received in the transaction.

TDS recorded an additional charge to the Statement of Operations of approximately $10 million for income taxes in the three months ended September 30, 2003 and has a current tax liability of approximately $3.5 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, TDS anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for TDS for 2003; accordingly, TDS anticipates that there will be no current federal tax liability in 2003 attributable to the exchange of assets with AT&T Wireless.

U.S. Cellular and AT&T Wireless have entered into a Transition Services Agreement in order to ensure a smooth transition of the exchanged markets to AT&T Wireless. U.S. Cellular will provide transitional services including information services, customer service, engineering, finance, and marketing. The services will be provided for a period of up to one year after the closing date. U.S. Cellular will be paid a monthly fee to offset its costs for services it provides to AT&T Wireless; these fees are primarily recorded as a reduction of general and administrative expenses in the consolidated statement of operations. In the third quarter of 2003, U.S. Cellular billed AT&T Wireless $2.8 million for these services.

12.	Long-Term Debt

TDS repurchased $5.0 million of 10% Medium-Term Notes in the second quarter of 2003 at 115.75% of par value. The loss on retirement of debt totaled $787,500 and was reported in the caption Other (expense), net in the Statement of Operations.

TDS redeemed $65.5 million of Series B Medium-Term Notes in the third quarter of 2003 at par. There was no gain or loss on the retirement of these notes. TDS wrote off, to Other (expense), net in the Statement of Operations, deferred expenses related to the Medium-Term Notes totaling $0.4 million that were previously included in Other Assets and Deferred Charges on the balance sheet.

On September 2, 2003 TDS’s subsidiary trusts, TDS Capital l and TDS Capital II redeemed all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). The redemption price of both the 8.5% and 8.04% TOPrS was equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions. The outstanding amount of the 8.5% TOPrS redeemed was $150 million. The outstanding amount of the 8.04% TOPrS redeemed was $150 million. The accrued distributions that were paid upon redemption totaled $4.4 million. TDS wrote off, to Other (expense), net in the Statement of Operations, deferred expenses related to the TOPrS totaling $8.7 million that were previously included in Other Assets and Deferred Charges on the balance sheet.

13.	Common Share Repurchase Program

The Board of Directors of TDS from time to time has authorized the repurchase of TDS Common Shares. In 2003, the Board of Directors authorized the repurchase of up to 3.0 million Common Shares through February 2006. TDS may use repurchased shares to fund acquisitions and for other corporate purposes. As of September 30, 2003, TDS has repurchased 1.4 million common shares under this authorization for an aggregate of $56.5 million, representing an average per share price of $40.99, including commissions, leaving 1.6 million shares available for repurchase under the authorization. Share repurchases may be made from time to time on the open market or at negotiated prices in private transactions. No shares were repurchased in 2002.

15
14.	Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows.

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)

Balance, beginning of period	$191,704	$(352,120)

Marketable Equity Securities

Add (Deduct):
Unrealized gains (losses) on marketable equity securities	264,215	(1,429,504)
Income tax (expense) benefit	(103,285)	557,913

	160,930	(871,591)
Equity method unrealized gains (losses)	(489)	218
Minority share of unrealized (gains) losses	(2,724)	14,900

Net unrealized gains (losses)	157,717	(856,473)

Deduct (Add):
Recognized (losses) on marketable equity securities	(168)	(1,756,526)
Income tax benefit	62	686,223

	(106)	(1,070,303)
Minority share of recognized losses	21	25,900

Net recognized (losses) from Marketable Equity
Securities included in Net Income	(85)	(1,044,403)

	157,802	187,930

Derivative Instruments

Unrealized gains (losses) on derivative instruments	(160,639)	193,093
Income tax (expense) benefit	62,433	(75,874)

	(98,206)	117,219
Minority Share of unrealized (gains) losses	990	(3,809)

	(97,216)	113,410

Net change in unrealized gains (losses) included in
Comprehensive Income (Loss)	60,586	301,340

Balance, end of period	$252,290	$(50,780)

Accumulated Unrealized Gain (Loss) on Derivative
Instruments
Balance, beginning of period	$(49,584)	$—
Add (Deduct):
Unrealized gains (losses) on derivative instruments	(160,639)	193,093
Income (tax) benefit	62,433	(75,874)
Minority share of unrealized (gains) losses	990	(3,809)

	(97,216)	113,410

Balance, end of period	$(146,800)	$113,410

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 Restated	2003	2002 Restated

	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$33,694	$(20,488)	$48,850	$(954,902)
Net change in unrealized gains (losses)
on marketable equity securities and
derivative instruments	(8,616)	(30,370)	60,586	301,340

	$25,078	$(50,858)	$109,436	$(653,562)

16
15.	Supplemental Cash Flow Information

Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. The following table summarizes interest and income taxes paid by TDS.

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)

Interest Paid	$123,411	$88,998

Income Taxes Paid (Refunded)	$(46,584)	$15,861

16.	Business Segment Information

Financial data for TDS’s business segments for each of the three-month and nine-month periods ended or at September 30, 2003 and 2002 are as follows.

Three Months Ended or at September 30, 2003		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total

Operating revenues	$657,343	$164,650	$53,468	$(707)	$874,754
Cost of services and products	207,107	41,240	28,694	(252)	276,789
Selling, general and administrative
expense	252,483	44,571	24,521	(455)	321,120

Operating income before depreciation
and amortization and loss on assets
held for sale(2)	197,753	78,839	253	—	276,845
Depreciation and amortization expense	102,164	32,059	8,545	—	142,768
Loss on assets held for sale	(1,442)	—	—	—	(1,442)

Operating income (loss)	97,031	46,780	(8,292)	—	135,519
Significant noncash items:
Investment income	11,301	149	—	194	11,644
Marketable securities	211,178	—	—	1,996,366	2,207,544
Investment in unconsolidated entities	178,417	19,218	—	24,894	222,529
Total assets	4,740,704	1,786,873	233,751	2,693,329	9,454,657
Capital expenditures	$135,111	$32,007	$7,999	$1,485	$176,602

Three Months Ended or at September 30, 2002 (Restated)		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$579,786	$158,961	$45,998	$(643)	$784,102
Cost of services and products	187,962	37,097	26,955	(261)	251,753
Selling, general and administrative
Expense	226,251	43,109	25,952	(382)	294,930

Operating income (loss) before
depreciation and amortization(2)(3)	165,573	78,755	(6,909)	—	237,419
Depreciation and amortization expense	102,876	32,907	7,426	—	143,209

Operating income (loss)	62,697	45,848	(14,335)	—	94,210
Significant noncash items:
Investment income	12,963	125	—	247	13,335
Gain (loss) on marketable securities
and other investments	(34,210)	—	—	(55,861)	(90,071)
Marketable securities	131,767	—	—	1,139,038	1,270,805
Investment in unconsolidated entities	162,211	48,956	—	25,545	236,712
Total assets	4,443,558	1,705,284	235,486	1,610,271	7,994,599
Capital expenditures	$192,256	$36,484	$9,653	$—	$238,393

17
Nine Months Ended or at September 30, 2003		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,893,067	$484,052	$158,386	$(2,046)	$2,533,459
Cost of services and products	614,231	119,219	82,118	(772)	814,796
Selling, general and administrative
expense	793,039	131,604	69,406	(1,274)	992,775

Operating income before depreciation
and amortization and loss on assets
held for sale(2)	485,797	233,229	6,862	—	725,888
Depreciation and amortization
expense	314,938	97,799	24,663	—	437,400
Loss on assets held for sale	25,558	—	—	—	25,558

Operating income (loss)	145,301	135,430	(17,801)	—	262,930
Significant noncash items:
Investment income	37,163	488	—	260	37,911
Gain (loss) on marketable
securities and other investments	(3,500)	—	—	(5,000)	(8,500)
Marketable securities	211,178	—	—	1,996,366	2,207,544
Investment in unconsolidated entities	178,417	19,218	—	24,894	222,529
Total assets	4,740,704	1,786,873	233,751	2,693,329	9,454,657
Capital expenditures	$439,113	$76,707	$17,208	$4,497	$537,525

Nine Months Ended or at September 30, 2002 (Restated)		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,582,545	$463,533	$125,514	$(1,850)	$2,169,742
Cost of services and products	480,976	102,791	77,292	(783)	660,276
Selling, general and administrative
expense	605,887	137,812	73,221	(1,067)	815,853

Operating income (loss) before
depreciation and amortization(2)(3)	495,682	222,930	(24,999)	—	693,613
Depreciation and amortization	252,037	97,409	21,298	—	370,744

Operating income (loss)	243,645	125,521	(46,297)	—	322,869
Significant noncash items:
Investment income	30,711	736	—	677	32,124
Gain (loss) on marketable securities
and other investments	(278,909)	—	—	(1,567,688)	(1,846,597)
Marketable securities	131,767	—	—	1,139,038	1,270,805
Investment in unconsolidated entities	162,211	48,956	—	25,545	236,712
Total assets	4,443,558	1,705,284	235,486	1,610,271	7,994,599
Capital expenditures	$449,030	$80,946	$35,703	$—	$565,679

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
(3) There was no loss on assets held for sale in the three and nine months ended September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Total operating income from reportable segments	$135,519	$94,210	$262,930	$322,869
Investment and other income and expense	(38,357)	(111,665)	(115,889)	(1,870,309)

Income before income taxes and minority interest	$97,162	$(17,455)	$147,041	$(1,547,440)

18
17.	Discontinued Operations

TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless. During the third quarter of 2003 it was determined that the indemnity for certain contingent liabilities would be greater than previously provided. TDS took an additional charge of $2.8 million ($1.6 million, net of income tax expense of $1.2 million), or $(0.03) per diluted share with respect to the additional liability.

18.	Contingencies

TDS is involved in legal proceedings before the Federal Communications Commission and various state and federal courts from time to time. Management does not believe that any such proceedings should have a material adverse impact on the financial position, results of operations or cash flows of TDS.

In November 2000, the United States Bankruptcy Court for the Western District of Wisconsin (the “Court”) confirmed a plan of reorganization for Airadigm Communications, Inc., a Wisconsin-based wireless service provider. Under the original terms of the plan of reorganization, TDS and an unrelated entity had committed to provide funding to meet certain obligations of Airadigm. In October 2002 the commitment to fund the plan of reorganization was terminated. In August 2003, a party to the plan of reorganization filed a motion with the bankruptcy court asking the court to interpret Airadigm's plan of reorganization as requiring TDS and/or the unrelated party to fund the plan, in effect challenging the termination more than nine months earlier of TDS's and the unrelated party's funding commitment. Under the terms of the original plan of reorganization, TDS's portion of the funding was approximately $145 million. TDS contested this motion and, on November 5, 2003, the Court denied the motion and held that the termination had been effective in October 2002. The party against whom the motion was denied has the right to appeal this decision by November 17, 2003. TDS intends to continue to contest this matter vigorously.

19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.3 million wireless telephone and wireline telephone customers. TDS conducts substantially all of its wireless telephone operations through its 82.2%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements and footnotes included herein, and with TDS’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating Revenues increased 17% ($363.8 million) to $2,533.5 million during the first nine months of 2003 from $2,169.7 million in the first nine months of 2002 primarily as a result of an increase in customers served. U.S. Cellular’s operating revenues increased 20% ($310.6 million) to $1,893.1 million in 2003 from $1,582.5 million in 2002 as customers served increased by 325,000, or 8%, since September 30, 2002, to 4,268,000. The growth in customers served was impacted by the exchange of U.S. Cellular wireless markets for AT&T Wireless licenses in August 2003 which reduced U.S. Cellular’s customer units by 141,000. TDS Telecom operating revenues increased 9% ($53.2 million) to $640.4 million in 2003 from $587.2 million in 2002 as equivalent access lines increased by 80,600, or 8%, since September 30, 2002 to 1,068,100. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines.

Operating Expenses rose 23% ($423.6 million) to $2,270.5 million in 2003 from $1,846.9 million in 2002 reflecting growth in operations. U.S. Cellular’s operating expenses increased 31% ($408.9 million) to $1,747.8 million in 2003 from $1,338.9 million in 2002 primarily reflecting costs associated with providing service to an expanding customer base and additional expenses related to the Chicago market acquired in August 2002. Also included in U.S. Cellular’s operating expenses is a $25.6 million loss on assets held for sale related to assets traded to AT&T Wireless. TDS Telecom’s expenses increased 3% ($14.8 million) to $522.8 million in 2003 from $508.0 million in 2002 reflecting growth in operations offset somewhat by a reduction in bad debt expense.

Operating Income decreased 19% ($60.0 million) to $262.9 million in 2003 from $322.9 million in 2002. Operating margin decreased to 10.4% in 2003 from 14.9% in 2002 on a consolidated basis. U.S. Cellular’s operating income decreased 40% ($98.3 million) to $145.3 million in 2003 from $243.6 million in 2002 and its operating income margin, as a percentage of service revenues, decreased to 8.1% in 2003 from 16.0% in 2002. TDS Telecom’s operating income increased 48% ($38.4 million) to $117.6 million in 2003 from $79.2 million in 2002 and its operating margin rose to 18.4% in 2003 from 13.5% in 2002.

Investment and Other Income (Expense) totaled $(115.9) million in 2003 and $(1,870.3) million in 2002.

Interest and Dividend Income decreased $37.6 million to $14.8 million in 2003 from $52.4 million in 2002 primarily as a result of the declaration of a $45.3 million dividend on the Deutsche Telekom investment in 2002. No dividend was declared in 2003. Interest income increased $7.4 million in 2003 due to larger cash balances. TDS reported cash and cash equivalents of $934.1 million at September 30, 2003 and $436.8 million at September 30, 2002. The increase in cash from September 30, 2002 is primarily from the cash received from the forward contracts related to the Deutsche Telekom shares in the fourth quarter of 2002.

Investment Income increased 18% ($5.8 million) to $37.9 million in 2003 from $32.1 million in 2002. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting.

(Loss) on Marketable Securities and Other Investments totaled $(8.5) million in 2003 and $(1,846.6) million in 2002. TDS recorded a $5.0 million impairment loss on a cellular investment held by TDS Telecom in the second quarter of 2003. Also in 2003, a $3.5 million license cost impairment loss was recorded related to the investment in a non-operating market in Florida that will remain with U.S. Cellular after the AT&T Wireless exchange.

In 2002 Management determined that the decline in value of marketable securities relative to its cost basis was other than temporary and charged a $1,756.5 million loss to the statement of operations. TDS also had notes receivable from Airadigm Communications, Inc. and Kington Management Corporation aggregating $100.6 million relating to the funding of Airadigm’s operations and the purchase by Kington of certain U.S. Cellular’s minority interests in 2000. The values of the notes are directly related to the values of certain assets and contractual rights of Airadigm and the value of the minority cellular market interests. As a result of changes in business strategies and other events, a review of the Airadigm business plan and a review of the fair market value analysis of the cellular markets, including third party fair value and analysis, management concluded that the notes receivable were impaired. Accordingly TDS established a valuation allowance to reduce the notes receivable by $90.1 million in the third quarter of 2002.

Interest Expense increased 40% ($36.8 million) to $129.0 million in 2003 from $92.2 million in 2002. The increase in interest expense in 2003 was primarily due to amounts related to variable prepaid forward contracts ($28.0 million), the issuance of 30-year 8.75% Senior Notes ($8.5 million) by U.S. Cellular in November 2002 and the increase in short-term debt.

Minority Interest in Income of Subsidiary Trust decreased 10% ($1.9 million) to $16.7 million in 2003 from $18.6 million in 2002. TDS redeemed the preferred securities on September 2, 2003.

Other Income (Expense), Net declined $17.0 million to an expense of $14.5 million from an income of $2.5 million. The primary reason for the decrease in other income is due to the write-off of $9.0 million of deferred debt expenses related to the $300 million of Company-obligated Mandatorily Redeemable Preferred Securities and $70.5 million of Medium-Term Notes that were redeemed in 2003. TDS also incurred $5.6 million of costs related to the prepaid forward contracts and a $4.1 million loss related to derivative accounting on the VeriSign investment.

Income Tax Expense (Benefit) increased $666.5 million to an expense of $78.2 million in 2003 from a benefit of $588.3 million in 2002 primarily due to the tax benefits recorded on the loss on marketable securities and other investments in 2002. Losses on marketable equity securities and other investments and the loss on assets-held-for sale totaled $34.0 million ($29.9 million, net of tax expense of $1.4 million and minority interest of $5.5 million) in 2003. A loss of $1,846.6 million ($1,098.0 million, net of tax benefits of $718.8 million and minority interest of $29.8 million) was recorded on marketable securities and other investments in 2002. The effective tax (benefit) rate was 53.2% in 2003 and was (38.0)% in 2002. For an analysis of TDS’s effective tax rates in 2003 and 2002, see Note 4 – Income Taxes.

As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, TDS anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for TDS for 2003.

Minority Share of (Income) Loss includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $5.5 million due to U.S. Cellular’s loss on marketable securities and other investments and assets held for sale and by $29.8 million in 2002 due to loss on marketable securities.

	Nine Months Ended September 30,

	2003	2002	Change

	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$(10,027)	$5,884	$(15,911)
Minority Shareholders' or Partners'	(8,277)	(5,013)	(3,264)

	(18,304)	871	(19,175)
Other	(67)	(22)	(45)

	$(18,371)	$849	$(19,220)

Income (Loss) from Continuing Operations totaled $50.5 million, or $0.86 per diluted share, in 2003 compared to $(958.3) million, or $(16.35) per diluted share, in 2002.

Discontinued Operations. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless. During the third quarter of 2003 it was determined that the indemnity for certain contingent liabilities would be greater than previously provided. TDS took an additional charge of $2.8 million ($1.6 million, net of income tax expense of $1.2 million), or $(0.03) per diluted share with respect to the additional liability.

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

Net Income (Loss) Available to Common totaled $48.5 million, or $0.83 per diluted share, in 2003, compared to $(955.2) million, or $(16.29) per diluted share, in 2002.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.2%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Growth in the customer base and the acquisition of the Chicago market are the primary reasons for the growth in U.S. Cellular’s revenues and expenses. The number of customer served increased by 325,000 or 8%, since September 30, 2002, to 4,268,000 due to customer additions from its marketing channels as well as the addition of customers from the Chicago market acquisition. The trade of U.S. Cellular markets for AT&T Wireless licenses in August 2003 reduced U.S. Cellular customers by 141,000. Average customers during the nine months of 2003 increased 18% compared to the same period of 2002. The average number of customers is affected by the timing of acquisitions and divestitures in both years, including the acquisition of the Chicago market in August 2002 and the disposition of markets to AT&T Wireless in 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002 (As Restated)	2003	2002 (As Restated)

	(Dollars in thousands)
Operating Revenues
Retail service	$506,983	$443,290	$1,469,499	$1,217,387
Inbound roaming	59,638	74,243	171,084	190,910
Long-distance and other service
revenues	61,819	43,707	162,567	115,209

Service Revenues	628,440	561,240	1,803,150	1,523,506
Equipment sales	28,903	18,546	89,917	59,039

	657,343	579,786	1,893,067	1,582,545

Operating Expenses
System operations (exclusive of
depreciation included below)	153,724	136,367	438,721	362,426
Marketing and selling	101,589	91,060	309,058	249,185
Cost of equipment sold	53,383	51,595	175,510	118,550
General and administrative	150,894	135,191	483,981	356,702
Depreciation	89,797	93,355	272,773	228,289
Amortization	12,367	9,521	42,165	23,748
(Gain) loss on assets held for sale	(1,442)	—	25,558	—

	560,312	517,089	1,747,766	1,338,900

Operating Income	$97,031	$62,697	$145,301	$243,645

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20MHz, LLC, now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago Major Trading Area (“MTA”). USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz (“MHz”) PCS license in the Chicago MTA (excluding Kenosha County, Wisconsin). The Chicago market operations are included in consolidated operations for the first nine months of 2003 but are included only for the period from August 7 to September 30 in 2002. The Chicago market’s operations contributed to the increases in U.S. Cellular’s operating revenues and expenses during 2003 compared to 2002.

On August 1, 2003, U.S. Cellular completed the transfer of the wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. In exchange, U.S. Cellular received 14 PCS licenses and approximately $34.0 million in cash and minority interests in six markets it currently controls. The assignment and development of the remaining 22 licenses yet to be transferred from AT&T Wireless will be deferred by U.S. Cellular for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closing over that five-year period to comply with the service requirements of the FCC. The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations for the first seven months of 2003 and for the nine months ended September 30, 2002.

Operating revenues increased 20% ($310.6 million) to $1,893.1 million during the first nine months of 2003 from $1,582.5 million in 2002 primarily related to the growing number of retail customers. Average monthly service revenue per customer increased 1% ($0.25) to $47.27 in 2003 from $47.02 in 2002. The numerator of this calculation of average monthly revenues per customer for the nine months ended September 2003 and 2002 consists of the revenue for the respective nine month period divided by nine. The denominator consists of the average number of customers. Average customers totaled 4,238,000 for the nine months ended September 30, 2003 and 3,600,000 for the nine months ended September 30, 2002.

Retail service revenues (charges to U.S. Cellular’s customers for local system usage and usage of systems other than their local systems) increased 21% ($252.1 million) to $1,469.5 million in 2003 from $1,217.4 million in 2002 due primarily to the growth in customers. Average monthly retail service revenue per customer increased 3% ($0.96) to $38.53 in 2003 from $37.57 in 2002. Management anticipates that overall growth in U.S. Cellular’s customer base will continue at a slower pace in the future, primarily as a result of the increased number of competitors in its markets and continued penetration of the consumer market. As U.S. Cellular expands its operations in the Chicago market and into other PCS markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 412 in 2003 and 280 in 2002. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage, as well as the acquisition of the Chicago market, whose customers used more minutes per month than the U.S. Cellular average. The impact on retail service revenue of the increase in minutes of use in 2003 was partially offset by a decrease in average revenue per minute of use. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues (charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming) decreased 10% ($19.8 million) to $171.1 million in 2003 from $190.9 million in 2002. The decrease in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from a decrease in revenue per roaming minute of use, partially offset by the increase in roaming minutes used. Also contributing to the decrease was the transfer of the Florida and Georgia markets to AWE in August 2003; these markets had historically provided a substantial amount of inbound roaming revenue. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. The decline in average inbound roaming revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to newer customers roaming less than existing customers, reflecting further penetration of the consumer market. In addition, as new wireless operators begin service in U.S. Cellular’s markets, roaming partners may switch their business from U.S. Cellular to these new operators or to their own systems. Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue increased 41% ($47.4 million) to $162.6 million in 2003 from $115.2 million in 2002, primarily related to a $34.3 million increase in amounts billed to U.S. Cellular’s customers to offset costs related to certain regulatory mandates, such as universal service funding, wireless number portability and E-911 infrastructure, which are being passed through to customers. In particular, the amounts U.S. Cellular charges to its customers to offset universal service funding costs increased significantly due to changes in FCC regulations beginning April 1, 2003, contributing to the $34.3 million increase.

The increase in long-distance and other revenue was also driven by an increase in the volume of long-distance calls billed by U.S. Cellular to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge.

Equipment sales revenues increased 52% ($30.9 million) to $89.9 million in 2003 from $59.0 million in 2002. The increase in equipment sales revenues reflects a change in U.S. Cellular’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, U.S. Cellular began selling handsets to its agents at a price approximately equal to its cost before applying any rebates. Previously, the agents purchased handsets from third parties. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts.

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

Handset sales to agents, net of all rebates, increased equipment sales revenues by approximately $37.2 million during 2003. Equipment sales to customers through U.S. Cellular’s non-agent channels decreased $6.3 million, or 13%, from 2002. Gross customer activations from non-agent channels, the primary driver of such equipment sales revenues, increased 15% in 2003. The increase in gross customer activations from non-agent channels in 2003 was driven by an increase in store traffic in U.S. Cellular’s markets and the acquisition of the Chicago market, which added to U.S. Cellular’s distribution network. The decrease in equipment sales revenues from U.S. Cellular’s non-agent channels is primarily attributable to lower revenue per handset in 2003, reflecting declining handset prices on most models and the reduction in sales prices to end users as a result of increased competition.

Operating expenses increased 31% ($408.9 million) to $1,747.8 million in the first nine months of 2003 from $1,338.9 million in 2002. The increase is primarily related to costs incurred to serve and expand the growing customer base.

System operations expenses (excluding depreciation and amortization) increased 21% ($76.3 million) to $438.7 million in 2003 from $362.4 million in 2002. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of the network, long-distance charges and outbound roaming expenses. The increase was due to an increase in the cost of minutes used on the systems ($36.9 million), an increase in the cost of maintaining the network ($34.1 million) and an increase in the costs associated with customers roaming on other companies’ systems ($5.3 million). Management expects system operations to increase over the next few years, driven by increases in the number of cell sites and increases in minutes of use on the U.S. Cellular system and on other systems when roaming. The number of cell sites increased to 4,082 in 2003 from 3,750 in 2002.

System operations expenses increased due to the August 2002 acquisition of the Chicago market, as nine months of activity in the Chicago market is included in 2003 compared to only the period from August 7 – September 30 in 2002. The increase in expenses in the Chicago market was partially offset by a reduction in expenses in other markets, primarily in the Midwest, when certain customers in surrounding markets used the Chicago system. Prior to acquiring the Chicago market, U.S. Cellular paid roaming charges to third parties when any of its customers roamed in the Chicago market.

The Chicago area has historically been a high-volume roaming destination for U.S. Cellular’s customers. Management anticipates that the continued integration of the Chicago market into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its system and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s average per-minute cost of usage in the future, to the extent that U.S. Cellular’s customers use U.S. Cellular’s systems rather than other carriers’ networks. Additionally, U.S. Cellular’s acquisition and subsequent buildout of licensed areas received in the AT&T Wireless transaction may shift more minutes of use to U.S. Cellular’s systems, as many of these licensed areas are major roaming destinations for U.S. Cellular’s current customers.

Marketing and selling expenses increased 24% ($59.9 million) to $309.1 million in 2003 from $249.2 million in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to a $31.3 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago market, a $16.2 million increase in salaries and other sales-related costs and the 19% increase in gross customer activations in 2003, which drove a $10.7 million increase in commissions and agent-related payments.

Cost of equipment sold increased 48% ($57.0 million) to $175.5 million in 2003 from $118.5 million in 2002. The increase in 2003 is primarily due to the $59.0 million increase in costs related to the sale of handsets to agents beginning in the second quarter of 2002. Cost of equipment sold from non-agent channels decreased by $2.1 million, or 2%, in 2003. The decrease in cost of equipment sold from non-agent channels primarily reflects the effects of economies realized from U.S. Cellular’s merchandise management system almost fully offset by the 15% increase in gross customer activations from non-agent channels.

Sales and marketing cost per gross customer activation increased 4% to $378 in 2003 from $363 in 2002. The numerator of the sales and marketing cost per gross customer activation calculation is the sum of the statement of operations line items Marketing and selling expenses and Cost of equipment sold, less Equipment sales revenues (excluding agent rebates related to customer retention), incurred during a specific period. The denominator is the number of gross new customers activated on the U.S. Cellular network during such period, excluding renewals and upgrades.

Agent handset sales rebates related to the retention of current customers increased $13.1 million in 2003. Such handset rebate amounts paid to agents related to the renewal or upgrade of service contracts of existing U.S. Cellular customers are excluded from the numerator of the sales and marketing cost per gross customer activation calculation, as these costs are not related to the addition of new customers. Due to the exclusion of these agent handset rebates from the calculation, sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. U.S. Cellular’s definition of sales and marketing cost per gross customer activation may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Nine Months Ended September 30,

	2003	2002 (As Restated)

Components of cost (000s):
Marketing and selling expenses	$309,058	$249,185
Cost of equipment sold	175,510	118,550
Less equipment sales revenues	(89,917)	(59,039)
Less retention-related agent rebate reductions of
equipment sales revenues	(20,741)	(7,685)

Total costs	$373,910	$301,011
Gross customer activations (000s)	989	829

Sales and marketing cost per gross customer activation	$378	$363

General and administrative expenses increased 36% ($127.3 million) to $484.0 million in 2003 from $356.7 million in 2002. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of U.S. Cellular’s corporate expenses. The increase in general and administrative expenses in 2003 is primarily due to the following factors:

•	a $29.0 million increase in billing-related expenses, primarily due to the expenses related to the maintenance of the Chicago market’s billing system and the conversion of such billing system to the system used in U.S. Cellular’s other operations in July 2003;

•	a $22.0 million increase in expenses related to payments into the federal universal service fund, based on an increase in rates due to changes in FCC regulations, substantially all of which is offset by increases in long-distance and other revenue for amounts passed through to customers;

•	a $14.4 million increase in customer retention expenses, excluding agent handset rebates recorded as a reduction of equipment sales revenue;

•	an increase in employee-related expenses, primarily as a result of the acquisition of the Chicago market as well as the increase in U.S. Cellular's customer base; and

•	an increase in customer service-related expenses as a result of the increase in U.S. Cellular's customer base.

The above factors were all affected by the acquisition of the Chicago market.

U.S. Cellular anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets. A substantial portion of these customer retention expenses are anticipated to be agent rebates, which are recorded as a reduction of equipment sales revenues.

Depreciation expense increased 19% ($44.5 million) to $272.8 million in 2003 from $228.3 million in 2002 primarily due to the 27% increase in average fixed assets balances since September 30, 2002. The increase in fixed asset balances in 2003 resulted from the addition of new cell sites, the acquisition of the Chicago market, the migration of the network toward a single digital platform – CDMA – which began in the second half of 2002, the addition of digital ratio channels and the investment in billing and office systems. Partially offsetting these increases, depreciation expense decreased $15.0 million due to a charge in 2002 to reflect the writeoff of certain analog radio equipment based on fixed asset inventory reviews performed in 2002.

Amortization expense increased 78% ($18.5 million) to $42.2 million in 2003 from $23.7 million in 2002 primarily driven by the $13.2 million of amortization related to the customer list intangible assets and other deferred charges acquired in the Chicago transaction during 2002. These customer list assets are amortized based on the average customer retention periods of each customer list.

Loss on assets held for sale totaled $25.6 million in 2003. This loss represents the difference between the fair value of the assets U.S. Cellular received and expects to receive in the AT&T Wireless transaction, as determined by an independent valuation, and the recorded value of the assets it transferred to AT&T Wireless.

Operating income decreased $98.3 million to $145.3 million in 2003 from $243.6 million in 2002. The decline in operating income and in 2003 reflects the following:

•	increased general and administrative expenses, primarily driven by the acquisition and subsequent transition of the Chicago market’s billing system as well as increased customer retention;
•	increased system operations expenses, primarily driven by increases in the number of cell sites in and the number of minutes used by U.S. Cellular’s customers and on U.S. Cellular’s network;
•	increased marketing and selling expenses primarily driven by additional costs related to advertising and marketing the U.S. Cellular brand;
•	increased depreciation expense, driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular's wireless network;
•	increased equipment subsidies, primarily due to U.S. Cellular's practice of selling handsets to agents, which began in the second quarter of 2002;
•	the acquisition and subsequent transition costs related to the Chicago market; and
•	the loss on assets held for sale related to the asset exchange transaction with AT&T Wireless.

These were partially offset by increased service revenues, driven by growth in the number of customers served by U.S. Cellular’s systems and an increase in average monthly revenue per customer.

U.S. Cellular expects most of the above factors, except for those related to the transition of the Chicago market, to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

Related to U.S. Cellular’s acquisition and subsequent transition of the Chicago market’s operations, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its PCS licensed areas, and will begin sales and marketing operations in those areas during 2003 and 2004. U.S. Cellular also expects to incur additional expenses related to its launch of data-related wireless services in many of its markets during the fourth quarter of 2003. As a result, U.S. Cellular expects its operating income and operating margin to be below historical levels for the full year of 2003 compared to the full year of 2002. See “Outlook” for a discussion of U.S. Cellular’s 2003 full-year operating income guidance.

Management expects service revenues to continue to grow during the remainder of 2003. However, management anticipates that average monthly revenue per customer may decrease as retail service revenue per minute of use and inbound roaming revenue per minute of use decline. Additionally, U.S. Cellular expects expenses to remain higher than normal during the remainder of 2003 as it incurs costs associated with customer growth, service and retention, initiation of new services and new markets and fixed asset additions. See “Outlook” for a discussion of U.S. Cellular’s 2003 full-year guidance.

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

The FCC has mandated that all wireless carriers must be capable of facilitating wireless number portability beginning in November 2003. By November 24, 2003, all wireless providers must allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. At that time, any wireless customer in the largest 100 Metropolitan Statistical Areas in the United States may switch carriers and keep their current wireless telephone number. U.S. Cellular believes it will have the infrastructure in place to accommodate wireless number portability as of the November 2003 deadline.

Once wireless number portability is implemented, current rules require that wireless providers and local exchange carriers would have to provide wireless number portability in the 100 largest metropolitan statistical areas, in compliance with certain FCC performance criteria, upon request from another carrier. For metropolitan statistical areas outside the largest 100, wireless providers that receive a request to allow an end user to port their number must be capable of doing so within six months of receiving the request or within six months after November 24, 2003, whichever is later.

TDS is unable to predict the impact that the implementation of wireless number portability will have on its overall business. The implementation of wireless number portability will likely increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a significant barrier for customers who wish to change wireless carriers. U.S. Cellular believes that it may be able to obtain additional new customers that wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular’s operating costs in the future. Any of the above factors could have an adverse affect on U.S. Cellular’s competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 80,600 or 8%, since September 30, 2002 to 1,068,100. Access line equivalents are derived by converting each high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines.

TDS Telecom’s incumbent local exchange carriers subsidiaries (“ILEC”) served 721,600 equivalent access lines at September 30, 2003, a 1% (7,200 equivalent access lines) increase from the 714,400 equivalent access lines at September 30, 2002.

TDS Telecom’s competitive local exchange carrier subsidiaries (“CLEC”) served 346,500 equivalent access lines at September 30, 2003, a 27% (73,400 equivalent access lines) increase from 273,100 equivalent access lines served at September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Local Telephone Operations
Operating Revenues
Local service	$50,370	$49,324	$149,163	$143,599
Network access and long-distance	91,050	88,139	269,140	257,108
Miscellaneous	23,230	21,498	65,749	62,826

	164,650	158,961	484,052	463,533

Operating Expenses
Cost of services and products (exclusive of
Depreciation and amortization
included below)	41,240	37,097	119,219	102,791
Selling, general and administrative expense	44,571	43,109	131,604	137,812
Depreciation and amortization	32,059	32,907	97,799	97,409

	117,870	113,113	348,622	338,012

Local Telephone Operating Income	$46,780	$45,848	$135,430	$125,521

Competitive Local Exchange Operations
Operating Revenues	$53,468	$45,998	$158,386	$125,514

Operating Expenses
Cost of services and products (exclusive of
depreciation and amortization
included below)	28,694	26,955	82,118	77,292
Selling, general and administrative expense	24,521	25,952	69,406	73,221
Depreciation and amortization	8,545	7,426	24,663	21,298

	61,760	60,333	176,187	171,811

Competitive Local Exchange
Operating (Loss)	$(8,292)	$(14,335)	$(17,801)	$(46,297)

Intercompany revenue elimination	(707)	(643)	(2,046)	(1,850)
Intercompany expense elimination	(707)	(643)	(2,046)	(1,850)

Operating Income	$38,488	$31,513	$117,629	$79,224

Local Telephone Operations
Operating revenues increased 4% ($20.6 million) to $484.1 million in the first nine months of 2003 from $463.5 million in 2002. Average monthly revenue per equivalent access line increased 1% ($1.02) to $75.10 in 2003 from $74.08 in 2002. The numerator of this calculation of average monthly revenues per equivalent access line for the nine months ended September 30, 2003 and 2002 consists of the revenue for the respective period divided by nine. The denominator consists of the average equivalent access lines. Average equivalent access lines totaled 716,200 for the nine months ended September 30, 2003 and 695,200 for the nine months ended September 30, 2002. Acquisitions increased operating revenues by $8.7 million in 2003. Revenues from Internet, digital subscriber lines (“DSL”) and other non-regulated lines of business increased miscellaneous revenues by $2.9 million in 2003. As of September 30, 2003, TDS Telecom incumbent local exchange operations were providing Internet service to 115,600 customers compared to 118,400 customers in 2002 and were providing DSL service to 19,300 customers compared to 8,100 customers in 2002. Dial-up Internet accounts declined as customers shifted to broadband services. Revenues from reselling long distance service increased network access and long distance revenues by $3.0 million in 2003. As of September 30, 2003, TDS Telecom incumbent local exchange carrier operations were providing long distance service to 218,600 customers compared to 189,200 customers in 2002. The sale of equipment to customers, primarily business systems and customer premise equipment increased revenues by $4.0 million.

Operating expenses increased by 3% ($10.6 million) to $348.6 million in 2003 from $338.0 million in 2002. Acquisitions increased operating expenses by $7.5 million in 2003. Cost of service and products increased by 16% ($16.4 million) in 2003. The cost of providing long distance, Internet and DSL service to an increased customer base increased expenses by $7.0 million. Cost of goods sold related to DSL and business systems increased $2.3 million. Access costs increased by $1.8 million. Selling, general and administrative expenses decreased 5% ($6.2 million) in 2003. Bad debt expense recorded in 2002 included $8.2 million related to the write-off of pre-petition accounts receivable due to the bankruptcy of WorldCom and Global Crossing. In 2003, the incumbent local exchange carriers recovered $1.5 million of bad debt write-offs related to the WorldCom bankruptcy filing. Depreciation and amortization increased less than 1% ($0.4 million) in 2003.

Operating income increased 8% ($9.9 million) to $135.4 million in 2003 from $125.5 million in 2002 primarily due to the reduction in bad debt expense and the partial recovery of amounts due from WorldCom and Global Crossing and the contribution of the acquired companies. Local telephone operating expenses are expected to increase due to inflation while additional revenues and expenses may arise from new or expanded product offerings.

Competitive Local Exchange Operations
TDS Telecom’s competitive local exchange carrier strategy maintains a geographic focus and is designed to leverage TDS Telecom’s existing management and infrastructure to complement TDS Telecom’s incumbent local exchange carrier clustering strategy. TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities-based entry as a competitive local exchange carrier. TDS Telecom intends to be the leading alternative provider for customers’ wired telecommunications in its competitive local exchange carrier markets.

Operating revenues (revenue from the provision of local and long-distance telephone service) increased 26% ($32.9 million) to $158.4 million in the first nine months of 2003 from $125.5 million in 2002 as equivalent access lines served increased to 346,500 at September 30, 2003 from 273,100 at September 30, 2002. Average monthly revenue per equivalent access line was $55.84 in 2003 and $60.04 in 2002. The numerator of this calculation of average monthly revenues per equivalent access line for the nine months ended September 30, 2003 and 2002 consists of the revenue for the respective period divided nine. The denominator consists of the average equivalent access lines. Average equivalent access lines totaled 315,200 for the nine months ended September 30, 2003 and 232,300 for the nine months ended September 30, 2002. The decline in average monthly revenue per equivalent access line is primarily related to FCC orders that have reduced the amount that can be charged to Internet Service Providers and long-distance carriers.

Operating expenses increased 3% ($4.4 million) to $176.2 million in 2003 from $171.8 million in 2002. Cost of service and products increased by 6% ($4.8 million) in 2003 primarily for cost of goods sold related to DSL and business systems ($8.5 million). Competitive local exchange operations expenses in 2003 also include $2.3 million in one-time expense reductions relating to Regional Bell Operating Companies’ payments for unsatisfactory service level performance. These payments are not expected to continue. Selling, general and administrative expenses decreased 5% ($3.8 million) in 2003. Bad debt expenses decreased $8.3 million as a result of more stringent credit policies. Bad debt expense recorded in 2002 included $2.5 million related to the write-off of pre-petition accounts receivable due to the bankruptcy of WorldCom and Global Crossing. In 2003, the competitive local exchange carriers recovered $1.3 million of bad debt write-offs related to the WorldCom bankruptcy filing. Depreciation and amortization increased 16% ($3.4 million) in 2003 due to the increase in fixed assets.

Operating loss decreased 62% ($28.5 million) to $(17.8) million in 2003 from $(46.3) million in 2002. The decline in competitive local exchange operating losses primarily reflects growth in revenues complemented by cost constraint.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Operating Revenues increased 12% ($90.7 million) to $874.8 million during the third quarter of 2003 from $784.1 million in 2002 for reasons generally the same as the first nine months.

U.S. Cellular revenues increased 13% ($77.5 million) to $657.3 million in 2003 from $579.8 million in 2002. Retail service revenue increased 14% ($63.7 million) in the third quarter of 2003, while inbound roaming revenue decreased 20% ($14.6 million). Average monthly service revenue per customer was $49.05 in the third quarter of 2003 and $49.31 in 2002. Average retail service per customer increased to $39.57 from $38.95. The numerator of the calculation of average monthly revenue per customer for the third quarter of 2003 and 2002 consists of the revenue for the respective three month period divided by three. The denominator consists of the average number of customers. Average number of customers totaled 4,271,000 for the three months ended September 30, 2003 and 3,794,000 for the three months ended September 30, 2002.

TDS Telecom revenues increased 6% ($13.1 million) to $217.4 million in the third quarter of 2003 from $204.3 million in 2002 due to the growth in incumbent local exchange carrier operations ($5.7 million) and growth in competitive local exchange carrier operations ($7.5 million). Average monthly revenue per incumbent local exchange carrier access line increased to $76.25 in the third quarter of 2003 from $74.39 in 2002. The numerator of the calculation of average monthly revenues per equivalent access line for the third quarter of 2003 and 2002 consists of the revenue for the respective three month period divided by three. The denominator consists of the average equivalent access lines. Incumbent local exchange carrier average equivalent access lines totaled 719,800 for the three months ended September 30, 2003 and 712,300 for the three months ended September 30, 2002.

Average monthly revenue per competitive local exchange carrier access line decreased to $53.35 in the third quarter of 2003 from $59.40 in 2002 for reasons generally the same as the first nine months. The numerator of the calculation of average monthly revenues per equivalent access line for the third quarter of 2003 and 2002 consists of the revenue for the respective three month period divided by three. The denominator consists of the average equivalent access lines. Competitive local exchange carrier average equivalent access lines totaled 334,100 for the three months ended September 30, 2003 and 258,100 for the three months ended September 30, 2002.

Operating Expenses increased 7% ($49.3 million) to $739.2 million during the third quarter of 2003 from $689.9 million in 2002 for reasons generally the same as the first nine months.

U.S. Cellular expenses increased 8% ($43.2 million) to $560.3 million in 2003 from $517.1 million in 2002 for reasons generally the same as the first nine months. System operations expense increased 13% ($17.4 million). Marketing and selling expenses, including cost of equipment sold, increased 9% ($12.3 million). Marketing cost per gross customer addition increased to $405 in the third quarter of 2003 from $348 in 2002.

	Three Months Ended September 30,

	2003	2002 (As Restated)

Components of cost (000s):
Marketing and selling expenses	$101,589	$91,060
Cost of equipment sold	53,383	51,595
Less equipment sales revenues	(28,903)	(18,546)
Less retention-related agent rebate reductions of
equipment sales revenues	(7,103)	(7,292)

Total costs	$118,966	$116,817
Gross customer activations (000s)	294	336

Sales and marketing cost per gross customer activation	$405	$348

General and Administrative expense increased 12% ($15.7 million). Based upon results of the operations held for sale in the third quarter of 2003, an adjustment was recorded to reduce loss on assets held for sale by $1.4 million. Depreciation expense decreased 4% ($3.6 million) while amortization expense increased $2.8 million.

TDS Telecom expenses increased 4% ($6.1 million) to $178.9 million in 2003 from $172.8 million in 2002 for reasons generally the same as the first nine months.

Operating Income increased 44% ($41.3 million) to $135.5 million in the third quarter of 2003 from $94.2 million in 2002. U.S. Cellular’s operating income increased 55% ($34.3 million) while TDS Telecom’s operating income increased 22% ($7.0 million). The increase in U.S. Cellular’s operating income is primarily due to higher expenses related to the launch of the Chicago market in the third quarter of 2002. The increase at TDS Telecom primarily reflects improvements in losses incurred in the CLEC operations.

Investment and Other Income (Loss) totaled $(38.4) million in 2003 and $(111.7) million in 2002.

Loss on marketable securities and other investments totaled $(90.1) million in the third quarter of 2002 as TDS established a valuation allowance to reduce the value of notes receivable related to Airadigm Communications, Inc. and to the sales in 2000 of certain minority interests.

Interest Expense increased 24% ($8.1 million) to $41.6 million in the third quarter of 2003 from $33.5 million in 2002 for reasons generally the same as the first nine months.

Minority interest in income of subsidiary trust decreased 31% ($1.9 million) to $4.3 million in 2003 from $6.2 million in 2002. TDS redeemed the preferred securities on September 2, 2003.

Income Tax Expense (Benefit) totaled $50.1 million in 2003, a change of $51.3 million from a benefit of $(1.2) million in 2002. The effective tax (benefit) rate was 51.6% in 2003 and (6.9)% in 2002. For an analysis of TDS’s effective tax rates in the third quarter of 2003 and 2002, see Note 4 — Income Taxes.

Minority Share of (Income) Loss increased $(7.5) million in the third quarter of 2003. U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $1.6 million due to U.S. Cellular’s loss on marketable securities and other investments and loss on assets held for sale and by $3.9 million in 2002 due to U.S. Cellular’s loss on marketable securities and other investments.

	Three Months Ended September 30,

	2003	2002	Change

	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$(7,446)	$(1,952)	$(5,494)
Minority Shareholders' or Partners'	(4,232)	(2,287)	(1,945)

	(11,678)	(4,239)	(7,439)
Other	(39)	1	(40)

	$(11,717)	$(4,238)	$(7,479)

Income (Loss) from Continuing Operations totaled $35.3 million, or $0.61 per diluted share, in 2003 compared to $(20.5) million, or $(0.35) per diluted share, in 2002.

Discontinued Operations totaled $(1.6) million, net of tax, or $(0.03) per diluted share in the third quarter ended September 30, 2003 for the reasons discussed in the first nine months.

Net Income (Loss) Available to Common totaled $33.6 million, or $0.58 per diluted share, in the third quarter of 2003, compared to $(20.6) million, or $(0.35) per diluted share, in the third quarter of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” was issued in January 2003, and is effective for all variable interests in variable interest entities created after January 31, 2003, and is effective October 1, 2003 for variable interests in variable interest entities created before February 1, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. TDS has reviewed the provisions of FIN 46 and has determined that it will, as of the effective date of FIN 46, include in consolidated results the operations of an entity that it currently accounts for using the equity method of accounting. This change, pursuant to the adoption of FIN 46, is not anticipated to have a material impact on TDS’s future financial position or results of operations.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” TDS adopted the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003. There was no effect on TDS’s financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003, and for TDS is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements. Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares. As of September 30, 2003, the Company had no freestanding financial instruments within the scope of SFAS No. 150 and therefore, that portion of this Statement did not have any effect on the Company’s financial position or results of operations.

TDS had two subsidiary trusts, TDS Capital I and TDS Capital II, that would have been considered freestanding financial instruments under SFAS 150 and were variable interest entities pursuant to FIN 46. TDS Capital I had outstanding 6,000,000 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital I was $154.6 million principal amount of TDS’s 8.5% Subordinated Debentures due December 31, 2037. TDS Capital II had outstanding 6,000,000 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities. The sole asset of TDS Capital II was $154.6 million principal amount of TDS’s 8.04% Subordinated Debentures due March 31, 2038.

On September 2, 2003, the subsidiary trusts, TDS Capital I and TDS Capital II redeemed all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). The redemption price of both the 8.5% and 8.04% TOPrS was equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions.

In addition, under SFAS No. 150, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2100.

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity’. The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $83.5 million at September 30, 2003. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2003, net of estimated liquidation costs. This amount is being disclosed pursuant the requirements of FSP FAS150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2003 is $32.3 million, and is included in the balance sheet caption Minority Interest in Subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $51.2 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements under U.S. GAAP. The estimate of settlement value was based on certain factors and assumptions. Change in those factors and assumptions could result in a materially larger or smaller settlement amount.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of our mandatorily redeemable minority interests at their settlement value at a later date.

FINANCIAL RESOURCES

Cash Flows From Operating Activities.
TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $614.9 million in the first nine months of 2003 compared to $624.5 million in 2002. The following table is a summary of the components of cash flows from operating activities.

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)
Income (loss) from continuing operations	$50,459	$(958,268)
Adjustments to reconcile income (loss)
to net cash provided by operating activities	558,582	1,543,933

	609,041	585,665
Changes in assets and liabilities	5,900	38,853

	$614,941	$624,518

Changes in working capital and other assets and liabilities provided $5.9 million in 2003 and $38.9 million in 2002 reflecting timing differences in the payment of accounts payable and the receipt of accounts receivable, changes in accrued taxes and changes in materials and supplies balances.

Cash Flows from Investing Activities
TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue-enhancing and cost-reducing upgrades to TDS’s networks. Cash flows used for investing activities required $486.1 million in the first nine months of 2003 compared to $1,033.2 million in 2002.

Cash expenditures for capital additions required $537.5 million in first nine months of 2003 and $565.7 million in first nine months of 2002. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $439.1 million in first nine months of 2003 and $449.0 million in first nine months of 2002 representing expenditures to construct cell sites, to improve business systems, to migrate toward a single digital equipment platform — CDMA, and to build and launch new markets. TDS Telecom capital expenditures for its incumbent local exchange carrier operations totaled $76.7 million in first nine months of 2003 and $81.0 million in first nine months of 2002 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities. TDS Telecom’s capital expenditures for competitive local exchange carrier operations totaled $17.2 million in first nine months of 2003 and $35.7 million in first nine months of 2002 for switching and other network facilities. Corporate capital expenditures totaled $4.5 million in first nine months of 2003.

U.S. Cellular received $34.0 million from AT&T Wireless in August 2003 in connection with the exchange of properties for wireless licenses. See Acquisitions and Divestitures in the Liquidity and Capital Resources section. U.S. Cellular also purchased minority interests in two wireless markets for $1.2 million in 2003.

On August 7, 2002, U.S. Cellular completed the acquisition of Chicago 20MHz. U.S. Cellular paid $430.4 million in cash, net of cash acquired, and issued $175 million of 9% Notes due in 2032 to PrimeCo. U.S. Cellular financed the cash portion of the purchase price by using its revolving lines of credit and a $105 million loan from TDS. TDS also acquired two telephone companies ($77.2 million), three PCS licenses ($18.0 million) and additional minority interest in majority owned markets ($3.0 million) in 2002.

Distributions from unconsolidated investments provided $21.7 million in 2003 and $25.5 million in 2002. U.S. Cellular received a cash refund of $47.6 million on its FCC deposits in 2002.

Cash Flows from Financing Activities
Cash flows from financing required $493.6 million in the first nine months of 2003 and provided $704.7 million in 2002. In 2003, TDS redeemed and cancelled the $300 million of Trust Originated Preferred Securities. The redemption was financed with cash on hand. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo for $40.7 million. The repurchase was financed using short-term debt. In 2002, TDS received $680.4 million from forward contracts related to its investments in Deutsche Telekom, Vodafone and VeriSign. A portion of the proceeds from the Deutsche Telekom and VeriSign forward contracts were used by TDS to pay down TDS’s short-term debt. U.S. Cellular used the proceeds from the Vodafone forward contract to pay down U.S. Cellular’s short-term debt.

TDS retired a total of $70.5 million and $51.0 million of medium-term notes in the first nine months of 2003 and 2002, respectively. The net increase in Notes Payable provided $9.6 million in 2003. The net increase in Notes Payable provided $116.1 million in the first nine months of 2002.

During the first nine months of 2003 cash required for the repurchase of TDS Common Shares totaled $56.5 million. In 2003, TDS has repurchased 1.4 million Common Shares for an average price of $40.99 per share including commissions. Dividends paid on Common and Preferred Shares, excluding dividends reinvested, totaled $27.2 million in the first nine months of 2003 and $25.8 million in the first nine months of 2002.

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

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $614.9 million in the first nine months of 2003 compared to $624.5 million in 2002. TDS and its subsidiaries had cash and cash equivalents totaling $934.1 million at September 30, 2003. TDS anticipates using a portion of the cash to repurchase common shares, reduce outstanding debt and for general corporate purposes.

Revolving Credit Facilities

TDS and its subsidiaries had $1,425 million of revolving credit facilities available for general corporate purposes, $952.3 million of which was unused, as well as an additional $75 million in bank lines of credit, all of which was unused, as of September 30, 2003.

TDS had a $600 million revolving credit facility for general corporate purposes at September 30, 2003. TDS had $2.6 million of letters of credit outstanding against the revolving credit agreement leaving $597.4 million available for use. The credit facility expires in January 2007. Borrowings bear interest at the London Interbank Borrowing Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. The contractual spread was 30 basis points as of September 30, 2003 (for a rate of 1.42% based on the LIBOR rate at September 30, 2003).

TDS also had $75 million of additional bank lines of credit for general corporate purposes at September 30, 2003, all of which was unused. The lines of credit expire in less than one year. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate (4.0% at September 30, 2003).

U.S. Cellular had a $500 million bank revolving line of credit (“1997 Revolving Credit Facility”) for general corporate purposes at September 30, 2003, $30 million of which was unused. The 1997 Revolving Credit Facility expires in August 2004. This line of credit provides for borrowings at LIBOR plus a contractual spread, based on U.S. Cellular’s credit rating, which was 19.5 basis points as of September 30, 2003 (for a rate of 1.32% based on the LIBOR rate at September 30, 2003).

U.S. Cellular also had a $325 million bank revolving line of credit (“2002 Revolving Credit Facility”) to be used for general corporate purposes at September 30, 2003. U.S. Cellular had $0.2 million of letters of credit outstanding against the revolving credit agreement leaving $324.8 million available to use. The 2002 Revolving Credit Facility expires in June 2007. This line of credit provides for borrowings with interest at LIBOR plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of September 30, 2003 (for a rate of 1.67% based on the LIBOR rate at September 30, 2003).

TDS’s and U.S. Cellular’s interest costs would increase if their credit rating goes down which would increase their cost of financing, but their credit facilities would not cease to be available solely as a result of a decline in their credit rating. A downgrade in TDS’s or U.S. Cellular’s credit rating could adversely affect its ability to renew existing, or obtain access to new, credit facilities in the future. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representation on certain matters at the time of each borrowing. At September 30, 2003, TDS and U.S. Cellular were in compliance with all covenants and other requirements set forth in the credit agreements. The respective maturities of TDS’s and U.S. Cellular’s credit facilities would accelerate in the event of a change in control.

In June 2003, Moody’s Investors Service placed the debt ratings of TDS and U.S. Cellular under review for possible downgrade. Moody’s has stated that the review will focus on “1) U.S. Cellular’s ability to improve its earnings and generate meaningful free cash flow given its substantial capital expenditure requirements, slowing industry subscriber growth rates, declining roaming revenues, intensifying competition and higher operating expenses associated with competition, increasing network usage and expansion of distribution channels and 2) the extent and timing of the de-leveraging of the balance sheet of TDS.” As of November 10, 2003, Moody’s had not completed and released the results of its review.

Long-term Financing

At September 30, 2003, TDS and its subsidiaries are in compliance with all covenants and other requirements set forth in long-term debt indentures. TDS does not have any rating downgrade triggers that would accelerate the maturity dates of its long-term debt. However, a downgrade in TDS’s credit rating could adversely affect its ability to refinance existing, or obtain access to new, long-term debt in the future.

TDS repurchased $5.0 million of 10% Medium-Term Notes in June 2003 at 115.75% of par value. The loss on retirement of debt totaled $787,500 and was reported in the caption Other (expense), net in the Statement of Operations. TDS redeemed $65.5 million of Series B Medium Term Notes with interest rates of 8 — 8.4% in July 2003 at par value. There was no gain or loss on the retirement of these notes at par value. TDS wrote-off to Other (expense), net in the Statement of Operations, deferred expenses related to the Medium-Term Notes totaling $0.4 million that were previously included in Other Assets and Deferred Charges on the balance sheet.

On September 2, 2003, TDS’s subsidiary trusts, TDS Capital I and TDS Capital II redeemed all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). The redemption price of both the 8.5% and 8.04% TOPrS was equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions. The outstanding amount of the 8.5% TOPrS redeemed was $150 million. The outstanding amount of the 8.04% TOPrS redeemed was $150 million. There was no gain or loss on the redemption of these securities. The accrued distributions that were paid upon redemption totaled $4.4 million. TDS wrote-off deferred expenses related to the TOPrS totaling $8.7 million that were previously included in Other Assets and Deferred Charges on the balance sheet.

Forward Contracts

Subsidiaries of TDS and U.S. Cellular have entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or cash. TDS and U.S. Cellular have provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by its subsidiaries. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of September 30, 2003, such deferred tax liabilities totaled $841.7 million.

Capital Expenditures

U.S. Cellular’s estimated capital spending for 2003 totals approximately $650-$670 million, primarily to add cell sites to expand and enhance coverage, to provide additional capacity to accommodate increased network usage, to provide additional digital service capabilities including a CDMA overlay of existing systems allowing the migration toward a single digital platform, to build out certain PCS licensed areas and to enhance office systems. U.S. Cellular’s capital expenditures for the nine months ended September 30, 2003 totaled $439.1 million, including $47 million for the conversion to CDMA. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash, funds from the revolving credit facilities and long-term debt.

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

U.S. Cellular expects its overlay of existing technologies with CDMA to be completed during 2004. Capital expenditures related to this overlay to date have totaled approximately $262 million and in total are expected to aggregate no more than the estimated $385 million to $410 million planned for the entire project. U.S. Cellular has contracted with multiple infrastructure vendors to provide a substantial portion of the equipment related to the overlay.

TDS Telecom’s estimated capital spending for 2003 approximates $160 million. The incumbent local telephone companies are expected to spend approximately $130 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $30 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom’s incumbent local exchange carrier capital expenditures totaled $76.7 million and the competitive local exchange carrier capital expenditures totaled $17.2 million for the nine months ended September 30, 2003. TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions and Divestitures

On August 1, 2003, U.S. Cellular completed the transfer of its properties to AT&T Wireless and the assignments to it by AT&T Wireless of a portion of the PCS licenses covered by the agreement with AT&T Wireless. On the initial closing date, U.S. Cellular also received approximately $34 million in cash and minority interests in six cellular markets it currently controls. Also on the initial closing date, U.S. Cellular transferred wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. U.S. Cellular has deferred the assignment and development of certain licenses until later periods. When this transaction is fully consummated, U.S. Cellular will have received 10 and 20 megahertz (“MHz”) PCS licenses in 13 states contiguous to and that overlap existing properties in the Midwest and Northeast.

Repurchase of Securities and Dividends

As market conditions warrant, TDS and U.S. Cellular may continue the repurchase of their common shares on the open market or at negotiated prices in private transactions. In 2003, the TDS Board of Directors authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. A total of 1.4 million TDS Common Shares were repurchased in 2003 at an aggregate price of $56.5 million. TDS has 1.6 million common shares remaining available for repurchase under the authorization. U.S. Cellular has approximately 859,000 shares remaining on its 1.4 million Common Share repurchase authorization that expires in December 2003. No U.S. Cellular Common Shares were repurchased in 2003.

The U.S. Cellular Board of Directors has authorized management to opportunistically repurchase its convertible Liquid Yield Options Notes, otherwise known as LYONs in private transactions. U.S. Cellular may also purchase a limited amount of LYONs in open-market transactions from time to time. U.S. Cellular LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into U.S. Cellular Common Shares at a conversion rate of 9.475 U.S. Cellular Common Shares per LYON. Upon conversion, U.S. Cellular has the option to deliver to holders either U.S. Cellular Common Shares or cash equal to the market value of the U.S. Cellular Common Shares into which the LYONs are convertible. U.S. Cellular may redeem the notes for cash at the issue price plus accrued original issue discount through the date of redemption.

TDS paid total dividends on its common and preferred stock of $27.2 million in the first nine months of 2003 and $25.8 million in the first nine months of 2002. TDS has no current plans to change its policy of paying dividends. TDS paid quarterly dividends per share of $.155 in 2003 and $.145 in 2002.

Contingency

In November 2000, the United States Bankruptcy Court for the Western District of Wisconsin (the “Court”) confirmed a plan of reorganization for Airadigm Communications, Inc., a Wisconsin-based wireless service provider. Under the original terms of the plan of reorganization, TDS and an unrelated entity had committed to provide funding to meet certain obligations of Airadigm. In October 2002, the commitment to fund the plan of reorganization was terminated. In August 2003, a party to the plan of reorganization filed a motion with the bankruptcy court asking the court to interpret Airadigm's plan of reorganization as requiring TDS and/or the unrelated party to fund the plan, in effect challenging the termination more than nine months earlier of TDS's and the unrelated party's funding commitment. Under the terms of the original plan of reorganization, TDS's portion of the funding was approximately $145 million. TDS contested this motion and, on November 5, 2003, the Court denied the motion and held that the termination had been effective in October 2002. The party against whom the motion was denied has the right to appeal this decision by November 17, 2003. TDS intends to continue to contest this matter vigorously.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TDS’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from estimates under different assumptions or conditions.

Management believes the following reflect its more significant accounting policies and estimates used in the preparation of its consolidated financial statements. TDS’s senior management has discussed the development of each of the following accounting policies and estimates and the following disclosures with the audit committee of the TDS board of directors.

License Costs and Goodwill

TDS reported $1,111.8 million of wireless license costs and $1,007.5 million of goodwill, at September 30, 2003 as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. In addition, TDS reported $47.2 million of Wireless license rights whereby the licenses will be received when the AT&T Wireless transaction is completed.

Wireless licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS performs the annual impairment review on wireless license investments and goodwill during the second quarter. There can be no assurance that upon review at a later date material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit, as identified in accordance with SFAS No. 142, to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill, an enterprise allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized for that difference.

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other inputs. Different assumptions for these inputs could create materially different results.

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. U.S. Cellular has identified seven reporting units pursuant to paragraph 30 of SFAS No. 142. The seven reporting units represent seven geographic groupings of FCC licenses, constituting seven markets or service areas. U.S. Cellular combines its FCC licenses into seven units of accounting for purposes of testing the licenses for impairment pursuant to EITF 02-7 and SFAS No. 142, using the same geographic groupings as its reporting units.

U.S. Cellular retained a third-party valuation firm to prepare valuations of the seven reporting units. A discounted cash flow (DCF) approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also retained a third party valuation firm to prepare valuations of the seven groupings of FCC licenses (units of accounting pursuant to EITF 02-7). The valuations were prepared using an excess earnings methodology, through the use of a DCF approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies. TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit ($397.3 million), its competitive local exchange carrier reporting units ($29.4 million), and a wireless investment reporting unit ($30.9 million). The incumbent local exchange carrier reporting unit was valued using a multiple of cash flow valuation technique. The competitive local exchange carrier and wireless investment reporting units were valued using a discounted cash flow analysis.

In the first quarter of 2003, TDS recorded a $3.5 million license cost impairment loss related to the investment in a non-operating market in Florida that will remain after the AT&T Wireless exchange. The annual impairment testing was performed at both U.S. Cellular and TDS Telecom in the second quarter of 2003. There was no impairment of wireless licenses or goodwill at U.S. Cellular. There was no impairment of goodwill assigned to the incumbent local exchange carrier operations or the competitive local exchange carrier operations. The estimated fair value of the wireless investment held by TDS Telecom exceeded the carrying value by approximately $5.0 million, and TDS Telecom recorded an impairment loss on goodwill in this reporting unit by that amount in the second quarter of 2003.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001, and became effective for TDS beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

The calculation of the asset retirement obligation for TDS is a critical accounting estimate because changing the factors used in calculating the obligation could result in larger or smaller estimated obligation that could have a significant impact on TDS’s results of operations and financial condition. Such factors may include probabilities or likelihood of remediation, cost estimates, lease renewals and salvage values. Actual results may differ materially from estimates under different assumptions or conditions.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions.

In its history, U.S. Cellular has not been required by any landlord to remediate any of its cell sites or switching locations co-located with cell sites. In addition, as zoning laws continue to become stricter, it is becoming more difficult to find areas to build new towers. U.S. Cellular believes that this difficulty increases the probability that the lessor will not require remediation of cell sites. U.S. Cellular also believes that the probability that it will opt out of a cell site or switching office lease is very low, because stricter zoning requirements are making it more difficult to find new locations for cell sites and switches. However, U.S. Cellular believes the probability of remediation on the retail store locations and office space is high.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its retail sites and office locations as described by SFAS 143, and has recorded a liability and related asset retirement obligation accretion expense. However, as these amounts are not material, the adoption of SFAS 143 did not have a material effect on its financial position and results of operations.

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

At January 1, 2003, upon implementation of SFAS No. 143, TDS Telecom determined the amount of the incumbent local telephone companies asset retirement obligations required to be recorded was $29.9 million, and this asset retirement obligation was reclassified from accumulated depreciation to deferred liabilities and credits under the provisions of SFAS No. 143. After the effect of this reclassification, the incumbent local telephone companies have an amount of $25.4 million as of January 1, 2003 that remains in accumulated depreciation that represents asset retirement costs that have been accrued in accordance with depreciation rates promulgated by the respective state public utility commissions, which are in excess of asset retirement costs that are required to be accrued under the provisions of SFAS No. 143. The accounting guidelines of the state public utility commission and the FCC provide that such costs of removal be recorded as accumulated depreciation. These costs of removal are recorded based upon the guidelines of the incumbent local telephone companies’ regulators and are not an asset retirement obligation as defined by SFAS No. 143. The adoption of SFAS No. 143 by TDS’s incumbent local telephone companies did not have a material effect on TDS’s financial position or results of operations.

TDS Telecom’s competitive local telephone companies adopted SFAS No. 143 effective January 1, 2003. TDS Telecom determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, adoption of SFAS 143 did not have a material impact on the competitive local telephone companies.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, establish a valuation allowance. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Actual results may differ materially from estimates under different assumptions or conditions. TDS’s current net deferred tax asset was $20.3 million as of September 30, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2003 are as follows:

September 30,
2003

(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$61,607
Partnership investments	83,852
Derivative investments	94,906

240,365
Less valuation allowance	(49,112)

Total Deferred Tax Asset	191,253

Deferred Tax Liability
Marketable equity securities	841,719
Property, plant and equipment	459,608
Licenses	155,776
Other	4,068

Total Deferred Tax Liability	1,461,171

Net Deferred Income Tax Liability	$1,269,918

The valuation allowance relates to state net operating loss carry forwards and the federal operating loss carryforwards for those subsidiaries not included in the federal income tax return since it is more than likely that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $841.7 million at September 30, 2003 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable securities. Income taxes will be payable when TDS sells the marketable securities.

TDS is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. TDS periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Management’s judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of TDS’s income tax expense. The IRS has completed audits of TDS’s federal income tax returns for tax years through 1996.

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

The Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May 2003, increases bonus depreciation from 30% to 50% and extends the bonus depreciation provisions until December 31, 2004. TDS expects to take advantage of the new rules. Such additional depreciation deductions are expected to result in a federal net operating loss for TDS in 2003.

OUTLOOK

This outlook section summarizes TDS’s expectations for 2003. Notwithstanding TDS’s expectations regarding its ability to deliver these results, TDS can never be certain that future revenues or earnings will be achieved at any particular level. Estimates of future financial performance are forward-looking statements and are subject to uncertainty created by the risk factors otherwise identified under “Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement.”

The TDS Companies have reviewed their forward-looking guidance and revised the guidance for the year 2003 as follows:

U.S. Cellular 2003 Outlook
Net adds	450,000 - 475,000
Service revenues	$2.35 - $2.4 billion
Depreciation and amortization	$435 - $440 million
Operating income*	$180 - $200 million
Capital spending	$650 - $670 million
*Includes $26 million in operating expenses related to loss on assets held for sale resulting from the AT&T Wireless exchange
ILEC 2003 Outlook
Revenues	$635 - $645 million
Depreciation and amortization	$135 million
Operating income	$170 - $180 million
Capital spending	$130 million
CLEC 2003 Outlook
Revenues	$210 - $220 million
Depreciation and amortization	$35 million
Operating income	$(35) - $(25) million
Capital spending	$30 million

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin Brown & Wood, the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecom and an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries.

OTHER MATTERS

The Securities and Exchange Commission (“SEC”) Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In September 2003, TDS received a comment letter from the staff of the SEC regarding its review of the TDS 2002 annual report on Form 10-K and quarterly reports on Form 10-Q for the periods ended March 31 and June 30, 2003. The comments principally ask TDS to provide additional information to the SEC and to make additional disclosures in our Forms 10-K and 10-Q on a prospective basis. The letter did not request TDS to amend any previously filed reports. TDS responded to the SEC’s comment letter in November 2003. TDS provided responses to the SEC comments, provided supplemental information and agreed to provide certain additional information and disclosures in our future filings with the SEC. TDS has, to the extent applicable, included additional disclosures in this Form 10-Q that are intended to address matters raised by the SEC. TDS has not received additional correspondence from the SEC in reply to its response to the comment letter. There can be no assurance that the SEC will not have further comments or make additional requests.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates”, “intends”, “expects”, and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks:

•	Increases in the level of competition in the markets in which TDS operates, or mobile for wireline substitution, could adversely affect TDS’s revenues or increase its costs to compete.
•	Advances or changes in telecommunications technology, such as voice over Internet Protocol (“VoIP”), could render certain technologies used by TDS obsolete or could increase TDS’s cost of doing business.
•	Changes in the telecommunications regulatory environment, related to wireless number portability, local number portability and E-911 services in particular, could adversely affect TDS’s financial condition or results of operations or ability to do business.
•	Changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could result in an impairment of the value of TDS’s license costs, goodwill and/or physical assets, which may require TDS to record a writedown in the value of such assets.
•	Conversions of debt, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations to be different from the amounts presented.
•	Changes in accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Critical Accounting Policies, could have a material effect on TDS’s financial condition, changes in financial condition and results of operations.
•	Settlement, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’s financial condition, results of operations or ability to do business.
•	Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses could have an adverse effect on TDS’s financial condition or results of operations.
•	Changes in prices, the number of customers, average revenue per unit, penetration rates, churn rates, marketing and selling expenses, retention costs associated with wireless number portability and local number portability, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS’s business operations.
•	Comments from the SEC and/or changes in guidance or interpretations of accounting requirements could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.
•	Continued uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.
•	Changes in the income tax rates or tax laws, regulations or rulings could have an adverse effect on TDS’s financial condition and results of operations.
•	War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on TDS’s businesses.
•	Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, including difficulties by telecommunications companies, could have an adverse effect on TDS’s businesses.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

TDS is subject to market rate risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes and convertible debt with original maturities ranging up to 40 years. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of September 30, 2003, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $2,207.5 million at September 30, 2003 and $1,944.9 million at December 31, 2002. As of September 30, 2003, the net unrealized holding gain, net of tax, included in accumulated other comprehensive income totaled $404.5 million. Management continues to review the valuation of the investments on a periodic basis.

TDS and U.S. Cellular subsidiaries have entered into a number of forward contracts related to the marketable equity securities that it holds. TDS and U.S. Cellular have provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. The forward contracts may be settled in shares of the respective marketable equity security or in cash upon expiration of the forward contract. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of September 30, 2003, such deferred tax liabilities totaled $841.7 million.

The following table summarizes certain facts relating to the contracted securities.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount September 30, 2003 (000s)
VeriSign	2,361,333	$ 8.82	$ 11.46	$20,819
Vodafone (2)	12,945,915	$ 15.07 - $16.07	$ 20.60 - $23.25	201,038
Deutsche Telekom	131,461,861	$ 10.74 - $12.41	$ 13.71 - $16.33	1,532,257

				1,754,114
Unamortized debt discount				85,458

				$1,668,656

(1)     The per share amounts represent the range of floor and ceiling prices of all securities monetized.
(2)     U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone ADR’s.

The following analysis presents the hypothetical change in the fair value of our marketable equity securities and derivative instruments at September 30, 2003, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable securities or canceling any derivative instruments.

	September 30, 2003	Valuation of investments assuming indicated increase
(Dollars in millions)	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$2,207.5	$2,428.3	$2,649.1	$2,869.8
Derivative
Instruments (1)	$(222.7)	$(426.9)	$(623.1)	$(822.3)

	September 30, 2003	Valuation of investments assuming indicated decrease
(Dollars in millions)	Fair Value	-10%	-20%	-30%

Marketable Equity
Securities	$2,207.5	$1,986.8	$1,766.0	$1,545.3
Derivative
Instruments (1)	$(222.7)	$(43.6)	$143.6	$328.8
(1)	Represents change in the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’s disclosure controls and procedures (as defined in Rules 13a-15(e)) are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 - Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 - Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 - Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2003:

TDS furnished a Current Report on Form 8-K dated July 23, 2003, for the purpose of furnishing its second quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	November 12, 2003	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	November 12, 2003	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	November 12, 2003	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2003 Third Quarter Form 10-Q 49