Form 10-Q/A
period 2003-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-02-17
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (312) 630-1900

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Shares, $.01 par value	50,894,011 Shares
Series A Common Shares, $.01 par value	6,614,956 Shares

EXPLANATORY NOTE

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2003 (the “Quarterly Report”), to amend Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” contained in Part I “Financial Information” of the Quarterly Report and Item 6 “Exhibits and Reports of Form 8-K” contained in Part II “Other Information” of the Quarterly Report.

TDS is filing this amendment in response to a comment letter received from the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”).  This report revises the disclosures related to TDS’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” and restates the financial statements in response to such comments.  The SEC also requested additional disclosures be included in future filings which have been incorporated into this amendment.  Such additional disclosures include, but are not limited to, defining the calculation of certain statistics, defining equivalent access lines, deleting acronyms, including total dollars in narratives, revising the captions of the statement of operations, disclosing the composition of selling and marketing cost per gross customer activation and disclosing additional information on critical accounting policies and estimates.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the TDS principal executive officer and principal financial officer are being filed with this Form 10-Q/A.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of May 14, 2003.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

TELEPHONE AND DATA SYSTEMS, INC.

1st QUARTER REPORT ON FORM 10-Q/A

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002 (as restated)	4

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (as restated)	5

	Consolidated Balance Sheets - March 31, 2003 (as restated) and December 31, 2002	6-7

	Notes to Consolidated Financial Statements	8-20

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	21-23

	Three Months Ended March 31, 2003 and 2002
	U.S. Cellular Operations	24-28
	TDS Telecom Operations	29-30
	Financial Resources	31-32
	Liquidity and Capital Resources	32-35
	Application of Critical Accounting Policies	35-39
	Certain Relationships and Related Transactions	39
	Safe Harbor Cautionary Statement	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41-42

Item 4.	Controls and Procedures	43

Part II.	Other Information

Item 1.	Legal Proceedings	44

Item 6.	Exhibits and Reports on Form 8-K	44

Signatures		45

Certifications		46-47

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	(As Restated) 2003	(As Restated) 2002
	(Dollars in thousands, except per share amounts)
OPERATING REVENUES	$807,418	$665,197

OPERATING EXPENSES
Cost of services and products (exclusive of Depreciation, amortization and accretion expense shown below)	262,398	189,822
Selling, general and administrative expense	336,501	258,109
Depreciation, amortization and accretion expense	151,227	111,899
Loss on assets held for sale	23,500	—
	773,626	559,830

OPERATING INCOME	33,792	105,367

INVESTMENT AND OTHER INCOME (EXPENSE)
Interest and dividend income	4,328	2,067
Investment income	12,750	11,037
Gain (loss) on marketable securities and other investments	(3,500)	(37,400)
Interest expense	(43,357)	(29,624)
Minority interest in income of subsidiary trust	(6,203)	(6,203)
Other income (expense), net	1,159	1,206
	(34,823)	(58,917)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(1,031)	46,450
Income tax expense	3,824	22,412

INCOME (LOSS) BEFORE MINORITY INTEREST	(4,855)	24,038
Minority Share of Income	(157)	(10,028)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	(5,012)	14,010
Cumulative effect of accounting changes, net of tax and minority interest	(11,789)	3,366

NET INCOME (LOSS)	(16,801)	17,376
Preferred Dividend Requirement	(104)	(112)
NET INCOME (LOSS) AVAILABLE TO COMMON	$(16,905)	$17,264

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	58,594	58,600

BASIC EARNINGS PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Changes	$(0.09)	$0.23
Cumulative Effect of Accounting Changes	(0.20)	0.06
Net income (loss) available to common	(0.29)	0.29

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	58,594	58,888

DILUTED EARNINGS PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Changes	$(0.09)	$0.23
Cumulative Effect of Accounting Changes	(0.20)	0.06
Net income (loss) available to common	(0.29)	0.29

DIVIDENDS PER SHARE	$.155	$.145

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	(As Restated) 2003	(As Restated) 2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before cumulative effect of accounting change	$(5,012)	$14,010
Add (Deduct) adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	151,227	111,899
Deferred taxes	2,113	(5,572)
Investment income	(12,750)	(11,037)
Minority share of income	157	10,028
Loss on assets of operations held-for-sale	23,500	—
(Gain) loss on marketable securities and other investments	3,500	37,400
Noncash interest expense	6,752	2,293
Other noncash expense	3,164	4,055
Changes in assets and liabilities
Change in accounts receivable	107,721	23,071
Change in materials and supplies	(21,865)	23,671
Change in accounts payable	(48,761)	(37,826)
Change in advanced billings and customer deposits	7,079	4,349
Change in accrued taxes	7,047	25,989
Change in other assets and liabilities	(47,958)	(19,237)
	175,914	183,093

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(161,383)	(128,328)
Acquisitions, net of cash acquired	—	(17,050)
Increase in notes receivable	(7)	(1,653)
Distributions from unconsolidated entities	13,615	4,139
Investments in and advances to unconsolidated entities	(1,493)	(861)
Other investing activities	(2,136)	(3,772)
	(151,404)	(147,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	72,000	(31,000)
Issuance of long-term debt	450	610
Repayments of long-term debt	(4,729)	(4,183)
Prepayment of long-term notes	(40,680)	(51,000)
Repurchase of TDS Common Shares	(24,587)	—
Dividends paid	(9,202)	(8,617)
Other financing activities	(784)	(1,287)
	(7,532)	(95,477)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,978	(59,909)
CASH AND CASH EQUIVALENTS -
Beginning of period	1,298,936	140,744
End of period	$1,315,914	$80,835

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	(As Restated) March 31, 2003	December 31, 2002
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,315,914	$1,298,936
Accounts receivable
Due from customers, less allowance of $ 25,615 and $24,627, respectively	227,389	272,997
Other, principally connecting companies, less allowance of $11,109 and $15,848, respectively	139,890	175,036
Federal income tax receivable	—	40,000
Materials and supplies, at average cost	92,892	72,441
Collateral investment pledged (Note 8)	32,200	—
Other current assets	99,127	88,602
	1,907,412	1,948,012

INVESTMENTS
Marketable equity securities	1,676,892	1,944,939
Marketable equity securities - loaned	30,610	—
Wireless license costs	979,760	1,038,556
Goodwill	1,008,596	1,106,451
Customer lists, net of accumulated amortization of $11,055 and $6,567, respectively	35,599	40,087
Investments in unconsolidated entities	206,624	205,995
Notes receivable, less valuation allowance of $55,144 and $55,144, respectively	6,568	7,287
Other investments	15,183	14,914
	3,959,832	4,358,229

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,128,360	2,148,432
TDS Telecom	1,056,056	1,047,811
	3,184,416	3,196,243

OTHER ASSETS AND DEFERRED CHARGES
Derivative asset	192,899	2,630
Other	99,414	96,914
	292,313	99,544

ASSETS OF OPERATIONS HELD-FOR-SALE	226,422	—

TOTAL ASSETS	$9,570,395	$9,602,028

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	(As Restated) March 31, 2003	December 31, 2002
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$19,267	$64,482
Notes payable	533,792	461,792
Accounts payable	310,679	361,758
Advance billings and customer deposits	100,255	95,922
Accrued interest	21,860	31,751
Accrued taxes	40,488	34,413
Accrued compensation	38,961	58,678
Collateral loan payable (Note 8)	32,200	—
Other current liabilities	51,311	58,370
	1,148,813	1,167,166

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,163,866	1,170,505
Derivative liability	10,948	61,160
Asset retirement obligations	86,086	—
Other	56,946	55,645
	1,317,846	1,287,310

LONG-TERM DEBT
Long-term debt, excluding current portion	1,639,585	1,641,624
Prepaid forward contracts	1,660,708	1,656,616
	3,300,293	3,298,240

LIABILITIES OF OPERATIONS HELD-FOR-SALE	9,823	—

MINORITY INTEREST IN SUBSIDIARIES	487,721	489,735

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES of Subsidiary Trust
Holding Solely Company Subordinated Debentures (a)	300,000	300,000

PREFERRED SHARES	6,804	6,954

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 55,878,000 and 55,875,000 shares, respectively	559	559
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,609,000 and 6,602,000 shares; respectively	66	66
Capital in excess of par value	1,833,280	1,832,806
Treasury Shares, at cost, 4,542,000 and 3,799,000 shares, respectively	(433,229)	(404,169)
Accumulated other comprehensive income	192,765	191,704
Retained earnings	1,405,654	1,431,657
	2,999,095	3,052,623
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,570,395	$9,602,028

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

U.S. Cellular and TDS adopted Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in January 2003.  In the fourth quarter of 2003, U.S. Cellular revised the probability that its lease cell sites would require remediation resulting in TDS restating its financial statements for the three months ended March 31, 2003.  See Note 15 – Restatement of Financial Statements and Note 6 - Cumulative Effect of Accounting Changes.

U.S. Cellular made changes to its accounting policies which required TDS to restate certain items on its income statement for the first quarter of 2002.  Other than the cumulative effect of the accounting change, none of the above changes had an impact on operating income, net income (loss) or earnings per share.  See Note 6 - Cumulative Effect of Accounting Changes.

2.               Summary of Significant Accounting Policies

Securities Lending

U.S. Cellular has entered into a securities lending agreement with an investment bank related to 1.7 million Vodafone American Depositary Receipts pursuant to which U.S. Cellular requires the investment bank to provide collateral not less than the value of the loaned securities, as adjusted for any changes in the value of the underlying loaned securities. U.S. Cellular accounts for securities lending agreements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  At the time securities are loaned, U.S. Cellular reclassifies the securities from Marketable Equity Securities to Marketable Equity Securities – Loaned on the balance sheet.  See Note 8 – Marketable Equity Securities for more information on the securities lending agreement.

Assets and Liabilities of Operations Held-for-Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”) to exchange wireless properties. U.S. Cellular will receive 10 and 20 megahertz personal communications service licenses in 13 states, approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls.  U.S. Cellular will transfer wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. The transaction is subject to regulatory approvals. The closing of the transfer of U.S. Cellular properties and the assignment to U.S. Cellular of most of the personal communications service licenses is expected to occur in the third quarter of 2003.

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

Stock-Based Compensation

TDS accounts for stock options, stock appreciation rights (“SARs”) and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

No compensation costs have been recognized for the stock option and employee stock purchase plans. Had compensation cost for all plans been determined consistent with SFAS No. 123, TDS’s net income available to common and earnings per share would have been reduced to the following pro forma amounts.

	Three Months Ended March 31,
	(As Restated) 2003	2002
	(Dollars in thousands, except per share amounts)
Net Income (loss) Available to Common
As Reported	$(16,905)	$17,264
Pro Forma Expense	(1,808)	(2,592)
Pro Forma Net Income (loss) Available to Common	$(18,713)	$14,672

Basic Earnings per Share from Net Income (loss) Available to Common
As Reported	$(0.29)	$0.29
Pro Forma Expense per Share	(0.03)	(0.04)
Pro Forma Basic Earnings per Share	$(0.32)	$0.25

Diluted Earnings per Share from Net Income (loss) Available to Common
As Reported	$(0.29)	$0.29
Pro Forma Expense per Share	(0.03)	(0.04)
Pro Forma Diluted Earnings per Share	$(0.32)	$0.25

3.               Asset Retirement Obligation (As restated)

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001, and became effective for TDS beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the statement of operations as a gain or loss.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations.  Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and recorded a $54.4 million liability upon adoption.  TDS also recorded a charge for a non-cash cumulative change in accounting principle of $11.8 million representing accumulated accretion and depreciation through December 31, 2002.  The U.S. Cellular asset retirement obligation increased by $1.8 million to $56.2 million as of March 31, 2003.  The increase was due to additional liabilities incurred of $0.7 million and accretion of $1.1 million.  See Note 15 – Restatement of Financial Statements for a discussion of the periodic impact due to accretion and depreciation.

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended March 31,
	2003	2002
Actual
Net income (loss)	$(16,801)	$17,376
Basic earnings per share	$(0.29)	$0.29
Diluted earnings per share	$(0.29)	$0.29

Pro forma
Net income (loss)	$(5,012)	$7,540
Basic earnings per share	$(0.09)	$0.13
Diluted earnings per share	$(0.09)	$0.13

	At December 31, 2002	At January 1, 2002
Pro forma
Asset Retirement Obligation	$54,438	$45,246

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the accounting principles as prescribed by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and where applicable, accounting principles generally accepted in the United States of America. On December 20, 2002, the FCC notified carriers by Order that it will not adopt SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC’s current accounting rules that require incumbent local telephone companies to accrue for asset retirement obligations through prescribed depreciation rates. Pursuant to the FCC’s order, and the provisions of SFAS No. 71, the incumbent local telephone companies continue to accrue asset retirement obligations as a component of depreciation expense pursuant to depreciation rates set forth by the respective state public utility commissions. At January 1, 2003, TDS’s incumbent local telephone companies determined the amount of asset retirement obligations required to be recorded under the provisions of SFAS No. 143 was $29.9 million, and this asset retirement obligation was reclassified from accumulated depreciation to deferred liabilities and credits under the provisions of SFAS No. 143. After the effect of this reclassification, the incumbent local telephone companies have an amount of $25.4 million that remains in accumulated depreciation that represents asset retirement costs that have been accrued in accordance with depreciation rates promulgated by the respective state public utility commissions, which are in excess of asset retirement costs that are required to be accrued under the provisions of SFAS No. 143.  The adoption of SFAS 143 by TDS’s incumbent local telephone companies did not have an impact on TDS’s statement of operations for the three months ended March 31, 2003.

TDS Telecom’s competitive local telephone companies adopted SFAS No. 143 effective January 1, 2003. TDS Telecom has determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, adoption of SFAS 143 did not have a material impact on TDS.

4.               Income Taxes

Net income (loss) available to common shareholders includes losses from marketable securities and other investments and losses on assets held-for-sale for the three months ended March 31, 2003 and 2002.  The following table summarizes the effective income tax expense (benefit) rates in each of the periods.

	Three Months Ended March 31,
	2003	2002
Effective Tax Rate From
Operations excluding loss on marketable securities and other investments and loss on assets held-for-sale	42.2%	44.3%
Loss on marketable securities and other investments and loss on assets held-for-sale	(26.4)%	(39.5)%
Income (Loss) before cumulative effect of accounting change	N/M	48.3%

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

6.               Cumulative Effect of Accounting Changes (As restated)

Effective January 1, 2003, TDS adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement.  The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million, net of tax and minority interest, or $0.20 per basic and diluted share.

Effective January 1, 2002, U.S. Cellular changed its method of accounting for commissions expenses related to customer activations and began deferring expense recognition of a portion of commissions expenses in the amount of activation fees revenue deferred.  The cumulative effect of this accounting change on periods prior to 2002 was recorded in the first quarter of 2002 increasing net income by $3.4 million, net of tax and minority interest, or $.06 per basic and diluted share. The first quarter 2002 results have been restated for this accounting change and cumulative effect.  The effect on the first quarter of 2002 was to reduce commissions expenses by $829,000 and therefore increase operating income by $829,000, increase income tax expense by $327,000, increase minority share of income by $89,000 and increase income before cumulative effect of accounting change by $413,000.

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

Basic Earnings per Share

	Three Months Ended March 31,
	(As Restated) 2003	2002
	(Dollars in thousands)
Income (Loss) from Operations Before Cumulative Effect of Accounting Changes	$(5,012)	$14,010
Less: Preferred Dividend requirement	(104)	(112)
Income from Operations Available to Common	(5,116)	13,898
Cumulative Effect of Accounting Changes	(11,789)	3,366
Net Income Available to Common used in Basic Earnings per Share	$(16,905)	$17,264

Diluted Earnings per Share

	Three Months Ended March 31,
	(As Restated) 2003	2002
	(Dollars in thousands)
Income from Operations Available to Common used in Basic Earnings per Share	$(5,116)	$13,898
Minority Income Adjustment (1)	—	(78)
Income from Operations Available to Common	(5,116)	13,820
Cumulative Effect of Accounting Changes	(11,789)	3,366
Net Income Available to Common used in Diluted Earnings per Share	$(16,905)	$17,186

(1) The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

	Three Months Ended March 31,
	2003	2002
	(Shares in thousands)

Weighted Average Number of Common Shares used in Basic Earnings per Share	58,594	58,600
Effect of Dilutive Securities
Stock Options (1)	—	288
Weighted Average Number of Common Shares used in Diluted Earnings per Share	58,594	58,888

(1) Stock options convertible into 1,801,802 Common Shares in 2003 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

	Three Months Ended March 31,
	(As Restated) 2003	2002
Basic Earnings per Share
Operations	$(0.09)	$0.23
Cumulative Effect of Accounting Changes	(0.20)	0.06
	$(0.29)	$0.29

Diluted Earnings per Share
Operations	$(0.09)	$0.23
Cumulative Effect of Accounting Changes	(0.20)	0.06
	$(0.29)	$0.29

8.               Marketable Equity Securities

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  TDS does not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, exchanges or reorganizations of other investments.  The market values of the marketable securities may fall below the accounting cost basis of such securities.  If management determines the decline in value of the marketable securities to be “other than temporary”, the unrealized loss included in other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

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

TDS and its subsidiaries have entered into a number of forward contracts related to the marketable equity securities that they hold.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Information regarding TDS’s marketable equity securities is summarized as follows.

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$1,448,710	$1,689,285
Vodafone Group Plc – 11,265,915 ADRs and 12,945,915 ADRs	205,265	234,580
VeriSign, Inc. - 2,525,786 Common Shares	22,075	20,257
Rural Cellular Corporation - 719,396 equivalent Common Shares	647	611
Other	195	206
	1,676,892	1,944,939
Marketable Equity Securities – Loaned Vodafone AirTouch plc – 1,680,000 ADRs	30,610	—
Aggregate Fair Value	1,707,502	1,944,939
Accounting Cost Basis	1,545,325	1,545,713
Gross Unrealized Holding Gains (Losses)	162,177	399,226
Income Tax (Expense) Benefit	(63,380)	(155,794)
Unrealized Holding Gains (Losses), net of tax	98,797	243,432
Derivatives, net of tax	95,641	(50,508)
Equity Method Unrealized Gains	615	615
Minority Share of Unrealized Holding (Gains) Losses	(2,288)	(1,835)
Accumulated Other Comprehensive Income	$192,765	$191,704

U.S. Cellular has entered into a securities loan agreement with an investment bank related to 1,680,000 of its Vodafone American Depositary Receipts.  Under the terms of the securities loan agreement, both U.S. Cellular and the investment bank have the right to terminate the loan at any time providing necessary time for share settlement (three business days). The investment bank is required to provide collateral that will be adjusted periodically to be not less than 100% of the fair market value of the loaned securities. U.S. Cellular earns a loan fee on the securities loaned.

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

9.               Goodwill and Customer Lists

TDS has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies.  Included in U.S. Cellular’s goodwill is goodwill related to various acquisitions structured to be tax-free.  No deferred taxes have been provided on goodwill related to tax-free acquisitions.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002, were as follows.  TDS Telecom’s incumbent local exchange carrier is designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC” in the table.

	U.S.	TDS Telecom
(Dollars in thousands)	Cellular	ILEC	CLEC	Other(1)	Total
Beginning Balance January 1, 2003	$643,629	$397,482	$29,440	$35,900	$1,106,451
Allocation to Assets of Operations Held-for-Sale (2)	(93,658)	—	—	—	(93,658)
Other	(3,269)	(928)	—	—	(4,197)
Ending Balance March 31, 2003	$546,702	$396,554	$29,440	$35,900	$1,008,596

Beginning Balance January 1, 2002	$473,975	$332,848	$29,440	$34,538	$870,801
Net additions	—	56	—	—	56
Ending Balance March 31, 2002	$473,975	$332,904	$29,440	$34,538	$870,857

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

10.         Assets and Liabilities of Operations Held-for-Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. U.S. Cellular will receive 10 and 20 megahertz personal communications service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls.  U.S. Cellular will transfer wireless assets and approximately 141,000 customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless. The transaction is subject to regulatory approvals. The closing of the transfer of the U.S. Cellular properties and the assignments to U.S. Cellular of most of the personal communications service licenses is expected to occur in the third quarter of 2003.  The assignment and development of certain licenses will be deferred by U.S. Cellular until later periods.  The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular will be accounted for as a sale. TDS will not report the transaction as discontinued operations as previously disclosed.

As a result of the agreement, the consolidated balance sheet of TDS as of March 31, 2003 reflects the wireless assets and liabilities to be transferred as assets and liabilities of operations held-for-sale in accordance with SFAS No. 144.  The results of operations of the markets to be transferred continue to be included in results from operations.

U.S. Cellular allocated $93.7 million of goodwill to the operations held-for-sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  Subsequent to the allocation, a $23.5 million loss was recorded and reported as a “loss on assets held-for–sale” representing the difference between the book value of the markets to be transferred to AT&T Wireless and the fair value of the assets to be received in the transaction. The fair value of the assets to be received was determined using an independent valuation. TDS anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

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

In April 2003, TDS repurchased an additional 479,100 TDS Common Shares for a total of $20.5 million, representing an average per share price of $42.84.

12.         Accumulated Other Comprehensive Income (Loss)

The cumulative balance of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income (loss) are as follows.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)

Balance, beginning of period	$191,704	$(352,120)

Marketable Equity Securities

Add (Deduct):
Unrealized gains (losses) on securities	(237,439)	(413,254)
Income tax (expense) benefit	92,571	162,657
	(144,868)	(250,597)
Equity method unrealized (gains) losses	—	—
Minority share of unrealized (gains) losses	(429)	8,626
Net unrealized gains (losses)	(145,297)	(241,971)

Deduct (Add):
Recognized (losses) on securities	(388)	(37,400)
Income tax (expense) benefit	157	14,754
	(231)	(22,646)
Minority share of recognized losses	22	—
Net recognized gains (losses) from Marketable Equity Securities included in Net Income	(209)	(22,646)
	(145,088)	(219,325)
Derivative Instruments

Unrealized gains (losses) on derivative instruments	239,677	—
Income tax (expense) benefit	(93,528)	—
	146,149	—
Net change in unrealized gains (losses) included in Comprehensive Income (Loss)	1,061	(219,325)
Balance, end of period	$192,765	$(571,445)

Accumulated Unrealized Gain (Loss) on Derivative Instruments

Balance, beginning of period	$(50,508)	$—
Add (Deduct):
Unrealized gains (losses) on derivative instruments
Cash flow hedges	241,377	—
Fair value hedges	(1,700)	—
	239,677	—
Income tax (expense) benefit	(93,528)	—
	146,149	—
Balance, end of period	$95,641	$—

	Three Months Ended March 31,
	(As Restated) 2003	(As Restated) 2002
	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$(16,801)	$17,376
Net change in unrealized gains (losses) on securities and derivative instruments	1,061	(219,325)
	$(15,740)	$(201,949)

13.         Supplemental Cash Flow Information

Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less.  The following table summarizes interest and income taxes paid.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Interest Paid	$46,161	$33,097

Income Taxes Paid	$(38,193)	$6,457

14.         Business Segment Information (As Restated)

Financial data for TDS’s business segments for each of the three-month periods ended or at March 31, 2003 and 2002 are as follows.  TDS Telecom’s incumbent local exchange carrier is designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at March 31, 2003	U.S. Cellular	TDS Telecom		All Other(1)	Total
		ILEC	CLEC
(Dollars in thousands)
Operating revenues	$595,914	$159,597	$52,439	$(532)	$807,418
Cost of services and products	202,730	38,145	21,783	(260)	262,398
Selling, general and administrative expense	266,370	42,417	27,986	(272)	336,501
Operating income before depreciation, amortization, accretion and loss on assets	126,814	79,035	2,670	—	208,519
Depreciation, amortization and accretion expense	109,577	33,619	8,031	—	151,227
Loss on assets held for sale	23,500	—	—	—	23,500
Operating income (loss)	(6,263)	45,416	(5,361)	—	33,792
Significant noncash items:
Investment income, net	12,378	169	—	203	12,750
Gain (loss) on marketable securities and other investments	(3,500)	—	—	—	(3,500)
Marketable securities	187,004	—	—	1,520,498	1,707,502
Investment in unconsolidated entities	161,708	19,135	—	25,781	206,624
Total assets	4,726,316	1,885,379	237,967	2,720,733	9,570,395
Capital expenditures	$140,926	$15,412	$3,705	$1,340	$161,383

Three Months Ended or at March 31, 2002	U.S. Cellular	TDS Telecom		All Other(1)	Total
		ILEC	CLEC
(Dollars in thousands)
Operating revenues	$478,420	$149,521	$37,754	$(498)	$665,197
Cost of services and products	138,288	31,697	20,085	(248)	189,822
Selling, general and administrative Expense	187,704	44,852	25,803	(250)	258,109
Operating income (loss) before depreciation and amortization(2) (3)	152,428	72,972	(8,134)	—	217,266
Depreciation and amortization expense	72,752	32,455	6,692	—	111,899
Operating income (loss)	79,676	40,517	(14,826)	—	105,367
Significant noncash items:
Investment income	10,461	236	—	340	11,037
Gain (loss) on marketable securities and other investments	—	—	—	(37,400)	(37,400)
Marketable securities	190,815	—	—	2,095,989	2,286,804
Investment in unconsolidated entities	164,802	48,556	—	25,071	238,429
Total assets	3,704,314	1,457,029	214,566	2,242,402	7,618,311
Capital expenditures	$100,075	$19,194	$9,059	$—	$128,328

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

(3)          There was no loss on assets held for sale in the three months ended March 31, 2002.

	Three Months Ended March 31,
	(As Restated) 2003	2002
	(Dollars in thousands)

Total operating income from reportable segments	$33,792	$105,367
Investment and other income and expense	(34,823)	(58,917)
Income before income taxes and minority interest	$(1,031)	$46,450

15.         Restatement of Financial Statements

TDS is restating its financial statements in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 14, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

TDS adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  An asset retirement obligation is the cost of closing facilities and removing assets, or performing other remediation to a property as required by contractual agreement. This accounting principle requires entities to record the estimated fair value of a legal liability for an asset retirement obligation in the period it is incurred.  Adoption of this standard in the first quarter of 2003 required TDS to recognize estimated liabilities related to the future remediation of certain leased properties. Initially, U.S. Cellular used a zero probability in determining its liability for cell site remediation due to the absence of history of remediation.  During the fourth quarter of 2003, based upon guidance received from the SEC that U.S. Cellular’s limited history could not be relied upon to support a probability less than the default probability of 100%, U.S. Cellular revised the probability that its leased cell sites would require remediation.  In its restatement, U.S. Cellular used the 100% probability in calculating the asset retirement obligation on the cell site leases.

As a result of this change, TDS has restated its first-quarter 2003 financial statements to reflect a liability for future remediation of $54.4 million and a charge of $11.8 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects accretion and depreciation that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also resulted in additional charges to income for depreciation and non-cash accretion expense in the three months ended March 31, 2003.  There was no impact to the consolidated balance sheet as of December 31, 2002 or the results of operations or cash flows for the three months ended March 31, 2002.  A summary of changes to the first three months of 2003 is included below.

	Three Months Ended March 31, 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Effects of 2003 Accounting Changes	As Restated
Statement of Operations:

Operating Expenses
Depreciation, Amortization and Accretion
SFAS 143 – reclassification of retail/office leases		$(1,321)
SFAS 143 – depreciation for period		349
SFAS 143 – accretion for period		1,046
Total	$151,153	74	$151,227

Operating Income
SFAS 143 – reclassification of retail/office leases		1,321
SFAS 143 – depreciation for period		(349)
SFAS 143 – accretion for period		(1,046)
Total	33,866	(74)	33,792

Income tax expense (benefit)	3,855	(31)	3,824

Minority share of income	(188)	31	(157)

Income (loss) before cumulative effect of accounting change	(5,000)	(12)	(5,012)

Cumulative effect of accounting change	—	(11,789)	(11,789)

Net income (loss)	$(5,000)	$(11,801)	$(16,801)

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.09)	$—	$(0.09)
Cumulative effect of accounting change	$—	$(0.20)	$(0.20)
Net income (loss)	$(0.09)	$(0.20)	$(0.29)

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$(0.09)	$—	$(0.09)
Cumulative effect of accounting change	$—	$(0.20)	$(0.20)
Net income (loss)	$(0.09)	$(0.20)	$(0.29)

Balance Sheet:
Other current assets	$99,125	$2	$99,127
Property, plant and equipment, net – U.S. Cellular	2,099,846	28,514	2,128,360
Total Assets	$9,541,879	$28,516	$9,570,395

Net deferred income tax liability	$1,173,562	$(9,696)	$1,163,866
Asset retirement obligation	33,022	53,064	86,086
Minority interest	490,772	(3,051)	487,721
Retained earnings	1,417,455	(11,801)	1,405,654
Total Liabilities and Stockholders’ Equity	$9,541,879	$28,516	$9,570,395

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

TDS is restating certain portions of its management’s discussion and analysis of results of operations and financial condition in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 14, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

TDS adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  An asset retirement obligation is the cost of closing facilities and removing assets, or performing other remediation to a property as required by contractual agreement. This accounting principle requires entities to record the estimated fair value of a legal liability for an asset retirement obligation in the period it is incurred.  Adoption of this standard in the first quarter of 2003 required TDS to recognize estimated liabilities related to the future remediation of certain leased properties. During the fourth quarter of 2003, TDS revised the probability that U.S. Cellular’s leased cell sites would require remediation.

As a result of this change, TDS has restated its first-quarter 2003 financial statements to reflect a liability for future remediation of $54.4 million and a charge of $11.8 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects amounts that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also requires additional charges to income for depreciation and non-cash accretion expense in the first quarter of 2003.  See Note 15 – Restatement of Financial Statements.

TDS is also including additional disclosures such as, but not limited to, defining the calculation of certain statistics, defining equivalent access lines, deleting acronyms, including total dollars in narratives, disclosing the make-up of selling and marketing cost per gross customer activation and disclosing additional information on critical accounting policies and estimates.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of May 14, 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Operating Revenues increased 21% ($142.2 million) to $807.4 million during the first three months of 2003 from $665.2 million in the first three months of 2002 primarily as a result of a 19% increase in customers served.  U.S. Cellular’s operating revenues increased 25% ($117.5 million) to $595.9 million in 2003 from $478.4 million in 2002 as customers served increased by 736,000, or 21%, since March 31, 2002, to 4,240,000.  Acquisitions contributed 9% (320,000 customers) of U.S. Cellular’s customer growth in the past twelve months.  TDS Telecom operating revenues increased 13% ($24.7 million) to $211.5 million in 2003 from $186.8 million in 2002 as equivalent access lines increased by 115,200, or 13%, since March 31, 2002 to 1,017,700.  Acquisitions contributed 3% (27,000 equivalent access lines) of TDS Telecom’s equivalent access line growth in the past twelve months. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines.

Operating Expenses rose 38% ($213.8million) to $773.6 million in 2003 from $559.8 million in 2002 reflecting growth in operations.  U.S. Cellular’s operating expenses increased 51% ($203.5 million) to $602.2 million in 2003 from $398.7 million in 2002 primarily reflecting costs associated with providing service to an expanding customer base and additional expenses related to the Chicago market acquired in August 2002.  Also included in U.S. Cellular’s operating expenses is a $23.5 million loss on assets of operations held-for-sale.  TDS Telecom’s expenses increased 6% ($10.4 million) to $171.5 million in 2003 from $161.1 million in 2002 reflecting growth in operations offset somewhat by a reduction in bad debt expense.

Operating Income decreased 68% ($71.6 million) to $33.8 million in 2003 from $105.4 million in 2002.  Operating margin decreased to 4.2% in 2003 from 15.8% in 2002 on a consolidated basis. U.S. Cellular’s operating income decreased 108% ($86.0 million) to an operating loss of $6.3 million in 2003 from an operating income of $79.7 million in 2002 and its operating income margin, as a percentage of service revenues, decreased to (1.1)% in 2003 from 17.3% in 2002.  TDS Telecom’s operating income increased 56% ($14.4 million) to $40.1 million in 2003 from $25.7 million in 2002 and its operating margin rose to 18.9% in 2003 from 13.8% in 2002.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gain (loss) on marketable securities and other investments and interest expense.  Investment and other income (expense) totaled $(34.8) million in 2003 and $(58.9) million in 2002.

Interest and Dividend Income increased to $4.3 million in 2003 from $2.1 million in 2002 primarily due to increased interest income earned on larger cash balances.  TDS reported cash and cash equivalents of $1,315.9 million at March 31, 2003.  The increase in cash is primarily from the cash received from the forward contracts during 2002.

Investment Income increased 16% ($1.7 million) to $12.7 million in the first three months of 2003 from $11.0 million in 2002.  Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting.

(Loss) on Marketable Securities and Other Investments totaled $3.5 million in 2003 and $37.4 million in 2002. A $3.5 million license cost impairment loss was recorded related to the investment in a non-operating market in Florida that will remain after the AT&T Wireless exchange.

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. TDS has not disposed of the investments because of their low tax cost basis would likely trigger a substantial taxable gain upon disposal.  See Liquidity – Marketable Equity Securities and Forward Contracts for a discussion on marketable equity securities.

In 2002, management determined that the decline in value of TDS’s investment in VeriSign, Inc. relative to its accounting cost basis was other than temporary and charged a $37.4 million loss to the Statements of Operation.  Later in 2002, TDS utilized derivative financial instruments to eliminate the risk of future “other than temporary losses” on the contracted securities.  See Market Risk for a full discussion on the marketable equity securities and other than temporary losses.

Interest Expense increased 46% ($13.8 million) to $43.4 million in 2003 from $29.6 million in 2002.  The increase in interest expense in 2003 was primarily due to amounts related to variable prepaid forward contracts ($10.3 million) and to the issuance of 30-year 8.75% Senior Notes ($2.8 million) by U.S. Cellular in November 2002.

Income Tax Expense decreased 83% ($18.6 million) to $3.8 million in 2003 from $22.4 million in 2002 primarily due to the lower pretax income and the tax effects of the loss on marketable securities and other investments and the loss on assets held-for-sale. Losses totaled $27.0 million ($16.3 million, net of tax of $7.2 million and minority interest of $3.5 million) in 2003.  A loss of $37.4 million ($22.6 million, net of tax of $14.8 million) was recorded on marketable securities in 2002.  The effective tax rate was not meaningful in 2003 and 48.3% in 2002. Excluding the tax on the losses, the effective tax rate was 42.2% in 2003 and 44.3% in 2002.  For a discussion of TDS’s effective tax rates in 2003 and 2002, see Note 4 – Income Taxes.

U.S. Cellular recorded a loss of $23.5 million on assets held-for-sale for the difference between the book value of the markets to be given up to AT&T Wireless and the fair value of the assets to be received in the transaction. Because U.S. Cellular’s tax basis in the assets to be transferred to AT&T Wireless is lower than its book basis, TDS anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

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

	Three Months Ended March 31,
	(As Restated) 2003	2002	Change
	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders’	$2,615	$(7,887)	$10,502
Minority Shareholders’ or Partners’	(2,775)	(2,115)	(660)
	(160)	(10,002)	9,842
Other	3	(26)	29
	$(157)	$(10,028)	$9,871

Income (Loss) Before Cumulative Effect of Accounting Change totaled $(5.0) million, or $(0.09) per diluted share, in 2003 compared to $14.0 million, or $0.23 per diluted share, in 2002.

Cumulative Effect of Accounting Change.  Effective January 1, 2003, TDS adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement.  The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million, net of tax and minority interest, or $0.20 per basic and diluted share.

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

Net Income (Loss) Available to Common totaled $(16.9) million, or $(0.29) per diluted share, in 2003, compared to $17.3 million, or $.29 per diluted share, in 2002.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.2%-owned subsidiary.  U.S. Cellular owns, manages and invests in cellular markets throughout the United States.  Growth in the customer base and the acquisition of the Chicago market are the primary reasons for the growth in U.S. Cellular’s revenues and expenses. The number of customers served increased by 736,000 or 21%, since March 31, 2002, to 4,240,000 due to customer additions from its marketing channels as well as the addition of customers from the Chicago  acquisition.

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago , LLC now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago major trading area. USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz personal communication service license in the Chicago major trading area (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million.  The Chicago market’s operations are included in consolidated operations for the first quarter of 2003 but not for the comparable quarter of 2002. The Chicago market’s operations contributed to the increases in U.S. Cellular’s operating revenues and expenses during 2003 compared to 2002.

	Three Months Ended March 31,
	(As Restated) 2003	2002
	(Dollars in thousands)
Operating Revenues
Retail service	$464,341	$373,826
Inbound roaming	54,606	54,330
Long-distance and other service revenues	45,654	32,957
Service Revenues	564,601	461,113
Equipment sales	31,313	17,307
	595,914	478,420

Operating Expenses
System operations(exclusive of depreciation included below)	137,965	107,921
Marketing and selling	108,921	79,226
Cost of equipment sold	64,765	30,367
General and administrative	157,449	108,478
Depreciation	94,900	65,977
Amortization and accretion	14,677	6,775
Loss on assets held-for-sale	23,500	—
	602,177	398,744

Operating Income (loss)	$(6,263)	$79,676

Operating revenues increased 25% ($117.5 million) to $595.9 million in 2003 from $478.4 million in 2002 primarily related to the 21% increase in customers.  Average monthly service revenue per customer increased 2% ($0.91) to $45.05 in 2003 from $44.14 in 2002.  The numerator of this calculation of average monthly revenues per customer for the three months ended March 2003 and 2002 consists of the revenue for the respective three month period divided by three.  The denominator consists of the average number of customers.  Average customers totaled 4,178,000 for the three months ended March 31, 2003 and 3,482,000 for the three months ended March 31, 2002.

Retail service revenues (charges to U.S. Cellular’s customers for local system usage and usage of systems other than their local systems) increased 24% ($90.5 million) to $464.3 million in 2003 from $373.8 million in 2002 due primarily to the growth in customers. Average retail service revenue per minute continued to decline while the average local minutes of use per customer increased 59% to 377 in 2003 from 237 in 2002.  Competitive pressures and U.S. Cellular’s use of incentive programs and rate plans to stimulate overall usage, as well as the acquisition of the Chicago market, whose customers used more minutes per month than the U.S. Cellular average resulted in a lower average monthly retail service revenue per minute of use.  Average monthly retail service revenue per customer increased 4% ($1.26) to $37.05 in 2003 from $35.79 in 2002.

Inbound roaming revenues (charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming) increased 1% ($0.3 million) to $54.6 million in 2003 from $54.3 million in 2002.   The

increase in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from an increase in roaming minutes used, almost fully offset by the decrease in revenue per roaming minute of use. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. Average inbound roaming revenue per minute of use is expected to continue to decline in the future, reflecting the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to newer customers roaming less than existing customers, reflecting further penetration of the consumer market. In addition, as new wireless operators begin service in U.S. Cellular’s markets, roaming partners could switch their business to these new operators.

Long-distance and other revenue increased 39% ($12.7 million) to $45.7 million in 2003 from $33.0 million in 2002, primarily related to an increase in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using U.S. Cellular’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge. The increase in long-distance and other revenue was also driven by the increase in amounts billed to U.S. Cellular’s customers to offset certain regulatory charges, such as universal service funding and E-911 infrastructure costs, which are being passed through to customers.

Equipment sales revenues increased 81% ($14.0 million) to $31.3 million in 2003 from $17.3 million in 2002. U.S. Cellular changed its method of distributing handsets to its agent channels in the second quarter of 2002. U.S. Cellular began selling handsets to its agents at a price approximately equal to its cost before applying any rebates.  Previously, the agents purchased handsets from third parties.  Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that U.S. Cellular will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

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

Operating expenses increased 51% ($203.5 million) to $602.2 million in 2003 from $398.7 million in 2002.  The increase is primarily related to costs incurred to serve and expand the growing customer base.

System operations expenses (excluding depreciation) increased 28% ($30.1 million) to $138.0 million in 2003 from $107.9 million in 2002.  System operations expenses include charges from other telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of the network, long-distance charges and outbound roaming expenses. The increase was due to an increase in the cost of minutes used on the systems ($13.9 million), an increase in the cost of maintaining the network ($11.8 million) and an increase in the costs associated with customers roaming on other companies’ systems ($4.3 million).  Management expects system operations to increase over the next few years, driven by increases in the number of cell sites and increases in minutes of use on the U.S. Cellular system and on other systems when roaming.  The number of cell sites increased to 3,987 in 2003 from 3,049 in 2002.

In 2003, system operations expenses increased due to the acquisition of the Chicago market. The increase in expenses in the Chicago market was partially offset by a reduction in expenses in other markets, primarily in the Midwest, when customers in those markets used the Chicago market’s system. In 2002, U.S. Cellular paid roaming charges to third parties when its customers roamed in the Chicago market.

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

Marketing and selling expenses increased 37% ($29.7 million) to $108.9 million in 2003 from $79.2 million in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the 47% increase in gross customer activations in 2003, which drove a $7.2 million increase in commissions and agent-related payments, and a $10.7 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago market.

Cost of equipment sold increased 113% ($34.4 million) to $64.8 million in 2003 from $30.4 million in 2002. The increase in 2003 is primarily due to the $32.8 million in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Excluding agent handset sales, cost of equipment sold increased by $1.6 million, or 5%, in 2003. This increase primarily reflects a 47% increase in gross customer activations, almost fully offset by reduced per unit handset prices.

Sales and marketing cost per gross customer activation decreased 1% to $358 in 2003 from $362 in 2002.  The numerator of the sales and marketing cost per gross customer activation calculation is the sum of the statement of operations line items Marketing and selling expenses and Cost of equipment sold, less Equipment sales revenues (excluding agent rebates related to customer retention), incurred during a specific period. The denominator is the number of gross new customers activated on the U.S. Cellular network during such period, excluding renewals and upgrades.

Agent handset sales rebates related to the retention of current customers increased $7.9 million in 2003. Such handset rebate amounts paid to agents related to the renewal or upgrade of service contracts of existing U.S. Cellular customers are excluded from the numerator of the sales and marketing cost per gross customer activation calculation, as these costs are not related to the addition of new customers. Due to the exclusion of these agent handset rebates from the calculation, sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. U.S. Cellular’s definition of sales and marketing cost per gross customer activation may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Three Months Ended March 31,
	2003	2002 (As Restated)
Components of cost (000s):
Marketing and selling expenses	$108,921	$79,226
Cost of equipment sold	64,765	30,367
Less equipment sales revenues	(31,313)	(17,307)
Less retention-related agent rebate reductions of equipment sales revenues	(7,864)	—
Total costs	$134,509	$92,286
Gross customer activations (000s)	376	255
Sales and marketing cost per gross customer activation	$358	$362

General and administrative expenses increased 45% ($49.0 million) to $157.4 million in 2003 from $108.4 million in 2002. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of U.S. Cellular’s corporate expenses.  The increase in general and administrative expenses is primarily due to increases in billing-related expenses ($10.8 million), bad debt expenses ($9.1 million), customer retention expenses ($5.7 million) and various customer service-related expenses as a result of the 21% increase in the customer base. The increase in billing-related expenses is primarily related to maintenance of the Chicago market billing system and the ongoing conversion of such billing system to the system used in U.S. Cellular’s other operations.  The other factors above were also impacted by the acquisition of the Chicago market.

U.S. Cellular anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets. A substantial portion of these customer retention expenses are anticipated to be agent rebates, which are recorded as a reduction of equipment sales revenues.

Depreciation expense increased 44% ($28.9 million) to $94.9 million in 2003 from $66.0 million in 2002 primarily due to the 34% increase in average fixed assets since March 31, 2002.  Amortization and accretion expense increased 117% ($7.9 million) to $14.7 million in 2003 from $6.8 million in 2002 primarily driven by the $4.3 million of amortization related to the customer list intangible assets acquired.  Amortization and accretion expense includes $1.1 million of accretion related to the asset retirement obligation in 2003.

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

Operating income (loss) decreased $86.0 million to a loss of $6.3 million in 2003 from income of $79.7 million in 2002. The decline in operating income reflects increased expenses from the acquisition and launch of the Chicago market; increased number of cell sites and fixed assets, equipment subsidies and network usage; and the loss on assets held for sale. U.S. Cellular expects most of the above factors to continue to have an effect on operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income to fluctuate over the next several quarters.

Related to U.S. Cellular’s acquisition and subsequent transition of the Chicago market, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its wireless licensed areas, and will begin marketing operations in those areas during 2003 and 2004. As a result, U.S. Cellular’s operating income and operating margins may be below historical levels for the full years of during 2003 and 2004 compared to the full year of 2002.

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

Acquisition of Wireless Markets

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. U.S. Cellular will receive 10 and 20 megahertz personal communications service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls.  U.S. Cellular will transfer wireless assets and approximately 141,000 customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless. The transaction is subject to regulatory approvals. The closing of the transfer of the U.S. Cellular properties and the assignments to U.S. Cellular of most of the personal communications service licenses is expected to occur in the third quarter of 2003.  The assignment and development of certain licenses will be deferred by U.S. Cellular until later periods.  The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular will be accounted for as a sale. TDS will not report the transaction as discontinued operations as previously disclosed.

As a result of the agreement, the consolidated balance sheet of TDS as of March 31, 2003 reflects the wireless assets and liabilities to be transferred as assets and liabilities of operations held-for-sale in accordance with SFAS No. 144.  The results of operations of the markets to be transferred continue to be included in results from operations.

U.S. Cellular allocated $93.7 million of goodwill to the operations held-for-sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assts.”  Subsequent to the allocation, a $23.5 million loss was recorded and reported as a “loss on assets held-for–sale” for the difference between the book value of the markets to be given up to AT&T Wireless and the fair value of the assets to be received in the transaction. TDS anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

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

Operating revenues increased 13% ($24.7 million) to $211.5 million in 2003 from $186.8 million in 2002. competitive local exchange operations, reflecting customer growth, contributed $14.7 million to the increase in operating revenues in 2003.  Telephone companies acquired in 2002 contributed operating revenues of $5.2 million in 2003. In addition, the operations of relatively new services such as long distance resale, Internet service and digital subscriber line service increased operating revenues $3.0 million in 2003.

Operating expenses increased 6% ($10.3 million) to $171.4 million during 2003 from $161.1 million in 2002, reflecting primarily growth in access lines and growth in expenses related to the newer services and offset by a reduction in bad debt expense in 2003 as compared to 2002 due to the bankruptcies of certain long-distance carriers in 2002.

Operating income increased 56% ($14.4 million) to $40.1 million in 2003 from $25.7 million in 2002 reflecting improved operating results from competitive local exchange operations, the reduction of bad debt expense and the operating results of acquired incumbent local exchange companies.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Incumbent Local Exchange Operations
Operating Revenues
Local service	$49,051	$46,843
Network access and long-distance	89,652	83,084
Miscellaneous	20,894	19,594
	159,597	149,521
Operating Expenses
Cost of services and products (exclusive of depreciation and amortization included below)	38,145	31,697
Selling, general and administrative expense	42,417	44,852
Depreciation and amortization	33,619	32,455
	114,181	109,004
Incumbent Local Exchange Operating Income	$45,416	$40,517

Competitive Local Exchange Operations
Operating Revenues	$52,439	$37,754

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization included below)	21,783	20,085
Selling, general and administrative expense	27,986	25,803
Depreciation and amortization	8,031	6,692
	57,800	52,580
Competitive Local Exchange Operating (Loss)	$(5,361)	$(14,826)

Intercompany revenue elimination	(532)	(498)
Intercompany expense elimination	(532)	(498)

Operating Income	$40,055	$25,691

Local Telephone Operations

Operating revenues increased 7% ($10.1 million) to $159.6 million in 2003 from $149.5 million in 2002.  Average monthly revenue per equivalent access line increased 2% ($1.33) to $74.68 in 2003 from $73.35 in 2002.  The numerator of this calculation of average monthly revenues per equivalent access line for the three months ended March 31, 2003 and 2002 consists of the revenue for the respective period divided by three.  The denominator consists of the average equivalent access lines.  Average equivalent access lines totaled 712,400 for the three months ended March 31, 2003 and 679,400 for the three months ended March 31, 2002. Acquisitions increased operating revenues by $5.2 million in 2003.  Revenues from Internet, DSL and other non-regulated lines of business increased miscellaneous revenues by $1.9 million in 2003.  As of March 31, 2003, TDS Telecom ILEC operations were providing Internet service to 118,100 customers compared to 115,200 customers in 2002 and were providing DSL service to 12,800 customers compared to 3,300 customers in 2002.  Revenues from reselling long distance service increased network access and long distance revenues by $1.0 million in 2003. As of March 31, 2003, TDS Telecom incumbent local exchange operations were providing long distance service to 202,100 customers compared to 146,100 customers in 2002.

Operating expenses increased by 5% ($5.2 million) to $114.2 million in 2003 from $109.0 million in 2002.  Cost of service and products increased by 20% ($6.4 million) to $38.1 million in 2003 from $31.7 million in 2002.  The cost of providing long-distance, Internet and DSL service to an increased customer base increased expenses by $3.1 million.  Acquisitions increased cost of service and products by $1.7 million in 2003.  Selling, general and administrative expenses decreased 5% ($2.4 million) to $42.4 million in 2003 from $44.8 million in 2002.  Bad debt expense decreased by $3.9 million in 2003.  Bad debt expense recorded in 2002 included $3.0 million related to the write-off of pre-petition accounts receivable due to the bankruptcy of Global Crossing. Acquisitions increased selling, general and administrative expenses by $1.5 million in 2003. Depreciation and amortization increased 4% ($1.2 million) to $33.6 million in 2003 from $32.4 million in 2002.

Operating income increased 12% ($4.9 million) to $45.4 million in 2003 from $40.5 million in 2002 primarily due to the reduction in bad debt expense and the partial recovery of amounts due from Global Crossing and the contribution of the acquired companies. Local telephone operating expenses are expected to increase due to inflation while additional revenues and expenses are expected from new or expanded product offerings.

Competitive Local Exchange Operations

TDS Telecom’s competitive local exchange carrier strategy maintains a geographic focus and is designed to leverage TDS Telecom’s existing management and infrastructure to complement TDS Telecom’s incumbent local exchange carriers clustering strategy.  TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities-based entry as a competitive local exchange carrier.  TDS Telecom intends to be the leading alternative provider for customers’ wired telecommunications in its competitive local exchange carrier markets.

Operating revenues (revenue from the provision of local and long-distance telephone service and revenue from a long-distance provider) increased 39% ($14.7 million) to $52.4 million in 2003 from $37.7 million in 2002 as equivalent access lines served increased to 303,900 at March 31, 2003 from 221,500 at March 31, 2002. TDS Metrocom commercial customer revenues increased $4.6 million in 2003 while residential customer revenues increased $4.1 million. Operating revenue in 2003 also includes a one-time settlement, which increased access revenues by $1.8 million. Average monthly revenue per equivalent access line was $58.85 in 2003 and $61.01 in 2002. The numerator of this calculation of average monthly revenues per equivalent access line for the three months ended March 31, 2003 and 2002 consists of the revenue for the respective period divided three.  The denominator consists of the average equivalent access lines.  Average equivalent access lines totaled 297,000 for the three months ended March 31, 2003 and 206,300 for the three months ended March 31, 2002.  The decline in average monthly revenue per equivalent access line is primarily related to FCC orders that have reduced the amount that can be charged to Internet service providers and long-distance carriers.

Operating expenses increased 10% ($5.2 million) to $57.8 million in 2003 from $52.6 million in 2002.  Cost of service and products increased by 8% ($1.7 million) to $21.8 million in 2003 from $20.1 million in 2002.  Selling, general and administrative expenses increased 8% ($2.2 million) to $28.0 million in 2003 from $25.8 million in 2002.  Depreciation and amortization increased 20% ($1.3 million) to $8.0 million in 2003 from $6.7 million in 2002.

Operating loss decreased 64% ($9.4 million) to $5.4 million in 2003 from $14.8 million in 2002.  The decline in competitive local exchange operating losses primarily reflects growth in revenues complemented by cost constraint.

FINANCIAL RESOURCES

Cash Flows From Operating Activities.  TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $175.9 million in the first three months of 2003 compared to $183.1 million in 2002.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$175,914	$183,093
Investing activities	(151,404)	(147,525)
Financing activities	(7,532)	(95,477)
Net increase (decrease) in cash and cash equivalents	$16,978	$(59,909)

The following table is a summary of the components of cash flows operating activities.

	Three Months Ended March 31,
	(As Restated) 2003	2002
	(Dollars in thousands)
Income (loss) before cumulative effect of accounting change	$(5,012)	$14,010
Adjustments to reconcile income (loss) to net cash provided by operating activities	177,663	149,067
	172,651	163,077
Changes in assets and liabilities	3,263	20,016
	$175,914	$183,093

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

Cash expenditures for capital additions required $161.4 million in 2003 and $128.3 million in 2002. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $140.9 million in 2003 and $100.1 million in 2002 representing expenditures to construct cell sites, to replace retired assets, to improve business systems and to migrate to a single digital equipment platform - CDMA.  TDS Telecom capital expenditures for its local telephone operations totaled $15.4 million in 2003 and $19.2 million in 2002 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities.  TDS Telecom’s capital expenditures for competitive local exchange operations totaled $3.7 million in 2003 and $9.0 million in 2002 for switching and other network facilities.  Corporate capital expenditures totaled $1.3 million in 2003.

Distributions from unconsolidated investments provided $13.6 million in 2003 and $4.1 million in 2002.  U.S. Cellular acquired two wireless licenses for $17.1 million in 2002.

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

TDS had a $600 million revolving credit facility for general corporate purposes at March 31, 2003.  TDS had $3.3 million of letters of credit outstanding against the revolving credit agreement leaving $596.7 million available for use.  The credit facility expires in January 2007.  Borrowings bear interest at the London InterBank Offering Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating.  The contractual spread was 30 basis points as of March 31, 2003 (for a rate of 1.59% based on the LIBOR rate at March 31, 2003).

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

Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.  The investment in Deutsche Telekom resulted from TDS’s sale of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, to VoiceStream Wireless for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock.  The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depository Receipts (“ADRs”) representing Vodafone stock. The investment in Rural Cellular Corporation is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular Corporation, and the distribution of Rural Cellular Corporation stock in exchange for these interests.  The investment in VeriSign is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests.  TDS has not disposed of the investments because their low tax basis would likely trigger a substantial taxable gain upon disposition.

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

Capital Expenditures

U.S. Cellular’s estimated capital spending for 2003 totals approximately $600-$630 million, primarily to add cell sites to expand and enhance coverage, to provide additional capacity to accommodate increased network usage, to provide additional digital service capabilities including the migration toward a single digital platform — CDMA technology, to build out certain personal communications service licensed areas and to enhance office systems. U.S. Cellular’s capital expenditures for the three months ended March 31, 2003 totaled $140.9 million. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash and funds from the revolving credit facilities.

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

TDS Telecom’s estimated capital spending for 2003 approximates $170 million.  The incumbent local telephone companies are expected to spend approximately $130 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services.  The competitive local exchange companies are expected to spend approximately $40 million to build switching and other network facilities to meet the needs of a growing customer base.  TDS Telecom’s incumbent local exchange carriers capital expenditures totaled $15.4 million and the competitive local exchange carriers capital expenditures totaled $3.7 million for the three months ended March 31, 2003.  TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions and Divestitures

TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business. On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. U.S. Cellular will receive 10 and 20 megahertz personal communications service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding any working capital adjustment) and minority interests in six markets it currently controls.  U.S. Cellular will transfer wireless assets and approximately 141,000 customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless. The transaction is subject to regulatory approvals. The closing of the transfer of the U.S. Cellular properties and the assignments to U.S. Cellular of most of the personal communications service licenses is expected to occur in the third quarter of 2003.  The assignment and development of certain licenses will be deferred by U.S. Cellular until later periods.  The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular will be accounted for as a sale. U.S. Cellular will not report the transaction as discontinued operations as previously disclosed.

During the quarter, TDS recorded a pre-tax loss of $23.5 million related to the difference between the fair value of the assets being exchanged with AT&T Wireless and their book value.  TDS anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million upon the completion of the transaction. A final determination of gain or loss will be calculated at the time the transaction is completed, which is estimated to be in the third quarter of 2003, at which time the estimated loss will be adjusted.

Repurchase of Securities and Dividends

As market conditions warrant, TDS and U.S. Cellular may continue the repurchase of their common shares on the open market or at negotiated prices in private transactions.  In 2003, the TDS Board of Directors authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006.  A total of 750,300 TDS Common Shares were repurchased in 2003 at an aggregate price of $29.4 million.  TDS has 2,249,700 common shares remaining available for repurchase under the authorization. Share repurchases may be made from time to time on the open market or private transactions, at prices approximating then existing market prices.  TDS has repurchased and may from time to time in the future repurchase shares under a 10b5-1 plan, which allows TDS to repurchase its shares during a period in which the TDS may be in possession of material non-public information, provided that TDS entered into the plan at a time when it was not in possession of material non-public information. In April 2003, TDS repurchased an additional 479,100 TDS Common Shares for a total of $20.5 million, representing an average per share price of $42.84.

U.S. Cellular, as market conditions warrant, may repurchase its common shares on the open market or at negotiate prices in private transactions.  U.S. Cellular has approximately 859,000 shares remaining on its 1.4 million Common Share repurchase authorization that expires in December 2003.  No U.S. Cellular Common Shares were repurchased in 2003.

The U.S. Cellular Board of Directors has authorized management to opportunistically repurchase its convertible liquid yield option notes, otherwise known as LYONs, in private transactions.  U.S. Cellular may also purchase a limited amount of LYONs in open-market transactions from time to time.  U.S. Cellular LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into U.S. Cellular Common Shares at a conversion rate of 9.475 U.S. Cellular Common Shares per LYON.  Upon conversion, U.S. Cellular has the option to deliver to holders either U.S. Cellular Common Shares or cash equal to the market value of the U.S. Cellular Common Shares into which the LYONs are convertible.  U.S. Cellular may redeem the notes for cash at the issue price plus accrued original issue discount through the date of redemption.

TDS paid total dividends on its common and preferred stock of $9.2 million in the first quarter of 2003 and $8.6 million in the first quarter of 2002.  TDS has no current plans to change its policy of paying dividends. TDS paid quarterly dividends per share of $.155 in 2003 and $.145 in 2002.

Securities Lending

U.S. Cellular has entered into a securities loan agreement with an investment bank related to 1,680,000 of its Vodafone American Depositary Receipts.  Under the terms of the securities loan agreement, both U.S. Cellular and the investment bank have the right to terminate the loan at any time providing necessary time for share settlement (three business days). The investment bank is required to provide collateral that will be adjusted periodically to be not less than 100% of the fair market value of the loaned securities. U.S. Cellular earns a loan fee on the securities loaned.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  TDS’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. TDS’s senior management has discussed the development and selection of each of the following accounting estimates and the following disclosures with the audit committee of TDS’s board of directors.

License Costs and Goodwill

TDS reported $979.8 million and $1,038.6 million of wireless license costs and $1,008.6 million and $1,106.5 million of goodwill, at March 31, 2003 and December 31, 2002, respectively, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. Included in assets of operations held-for-sale was $55.1 million of license costs and $93.7 million of goodwill at March 31, 2003.

Wireless licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  TDS performs the annual impairment review on wireless licenses cost and goodwill during the second quarter.  There can be no assurance that upon review at a later date material impairment charges will not be required.

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

U.S. Cellular retained a third-party valuation firm to prepare valuations of the seven reporting units.  A discounted cash flow approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region.  The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value.  Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also retained a third party valuation firm to prepare valuations of the seven groupings of FCC licenses (units of accounting pursuant to EITF 02-7).  The valuations were prepared using an excess earnings methodology, through the use of a discounted cash flow approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies.  TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit ($396.6 million), its competitive local exchange carrier reporting units ($29.4 million), and a wireless investment reporting unit ($35.9 million).  The incumbent local exchange carrier reporting unit was valued using a multiple of cash flow valuation technique. The competitive local exchange carrier and wireless investment reporting units were valued using a discounted cash flow analysis.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations.  Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions.  Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the statement of operations as a gain or loss.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and has recorded a $54.4 million liability upon adoption.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the regulatory accounting principles as prescribed by the respective state public utility commissions and the FCC, and where applicable, accounting principles generally accepted in the United States of America. On December 20, 2002, the FCC notified carriers by Order that it will not adopt SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC’s current accounting rules that require incumbent local telephone companies to accrue for asset retirement obligations through prescribed depreciation rates. Pursuant to the FCC’s order, and the provisions of SFAS No. 71, the incumbent local telephone companies continue to accrue asset retirement obligations as a component of depreciation expense pursuant to depreciation rates set forth by the respective state public utility commissions.

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

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, establish a valuation allowance. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  TDS’s current net deferred tax asset was $20.3 million as of March 31, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2003 are as follows:

March 31, 2003 (As Restated)
(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$87,851
Partnership investments	19,179
107,030
Less valuation allowance	49,714
Total Deferred Tax Asset	57,316

Deferred Tax Liability
Marketable equity securities	646,473
Derivative accounting	61,056
Property, plant and equipment	375,530
Licenses	134,273
Other	3,850
Total Deferred Tax Liability	1,221,182
Net Deferred Income Tax Liability	$1,163,866

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

Assets of Held for Sale Operations

In connection with the exchange of wireless properties with AT&T Wireless, the consolidated balance sheet and supplemental data of TDS reflect the wireless assets and liabilities to be transferred as assets and liabilities of operations held-for-sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  TDS will not report the transaction as discontinued operations as previously disclosed.  The results of operations of the markets to be transferred continue to be included in results from continuing operations.

The value of goodwill allocated to the transferred markets is a critical accounting estimate because it is significant to the recorded value of the assets being transferred.  An independent appraisal was performed to determine the fair value of the assets to be received from AT&T Wireless as well as the allocation of goodwill associated with the markets sold. The values of such allocations include underlying assumptions about uncertain matters that are material to the determination of the values, and different estimates could have had a material impact on TDS’s financial presentation that would have been used in the current period.

The following table summarizes the recorded value of the assets and liabilities of the 10 markets that U.S. Cellular will be transferring.

March 31, 2003
(Dollars in thousands)
Current assets
Cash and cash equivalents	$7
Accounts receivable	13,032
Other current assets	1,764
License costs	55,147
Goodwill	93,658
Property, plant and equipment, net	85,801
Other assets	513
Loss on assets held-for-sale	(23,500)
Assets of Operations Held-for-Sale	226,422
Current liabilities
Accounts payable	$6,484
Other current liabilities	3,339
Liabilities related to Operations Held-for-Sale	9,823

In accordance with SFAS No. 144, TDS recorded an estimated pre-tax loss of $23.5 million related to the pending sale of assets to AT&T Wireless. This loss was calculated by comparing the recorded value of the net assets to be transferred to the fair value of the assets to be acquired. A final determination of gain or loss will be calculated at the time the transaction is completed, which is estimated to be in the third quarter of 2003, at which time the estimated loss may be adjusted.

TDS anticipates that it will record an additional charge to the income statement of approximately $12 million for taxes and will have a current tax liability of approximately $27 million related to the completion of the transaction, which is expected to close in the third quarter of 2003.

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

•                  Changes in prices, the number of customers, average revenue per customer, penetration rates, churn rates, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS’s business operations.

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

Under the terms of the forward contracts, TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any.  The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares.  The collars effectively limit downside risk and upside potential on the contracted shares.  The collars are typically adjusted for any changes in dividends on the contracted shares.  The forward contracts may be settled in shares of the respective marketable equity security or in cash upon expiration of the forward contract.  If TDS and U.S. Cellular elects to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula.  If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of March 31, 2003, such deferred tax liabilities totaled $646.5 million.

The following table summarizes certain facts relating to the contracted securities as of March 31, 2003.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07 - $16.07	$20.92 - $23.66	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$12.88 - $16.33	1,532,257
				1,754,114
Unamortized debt discount				93,406
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

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits:

Exhibit 9.1 – Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended is incorporated by reference to Item 7(e) of the Schedule 13D filed by such Voting Trust dated March 28, 2003. *

Exhibit 9.2 – Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended is incorporated by reference to Item 7(f) of the Schedule 13D filed by such Voting Trust dated March 28, 2003. *

Exhibit 11 - Computation of earnings per common share is included herein as footnote 7 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 99.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Previously filed as an exhibit to the TDS Form 10-Q for the quarterly period ended March 31, 2003.

(b)         Reports on Form 8-K filed during the quarter ended March 31, 2003:

TDS filed a Current Report on Form 8-K dated February 5, 2003, for the purpose of filing TDS’s fourth quarter 2002 and year-end 2002 earnings release.

TDS filed a Current Report on Form 8-K dated March 10, 2003, for the purpose of filing United States Cellular Corporation’s news release announcing that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties.

TDS filed a Current Report on Form 8-K dated March 20, 2003 for the purpose of restating TDS’s fourth quarter 2002 and year-end 2002 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date	February 17, 2004	/s/ Leroy T. Carlson Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer

Date	February 17, 2004	/s/ Sandra L. Helton
Sandra L. Helton,
Executive Vice President and Chief Financial Officer

Date	February 17, 2004	/s/ D. Michael Jack
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

Date: February 17, 2004

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

Date: February 17, 2004

/s/ Sandra L. Helton
Sandra L. Helton
Executive Vice President and Chief Financial Officer