Form 10-Q/A
period 2003-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-02-17
CIK 1051512

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

EXPLANATORY NOTE

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2003 (the “Quarterly Report”), to amend Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and Item 4 “Controls and Procedures” contained in Part I “Financial Information” of the Quarterly Report and Item 6 “Exhibits and Reports of Form 8-K” contained in Part II “Other Information” of the Quarterly Report.

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

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of August 8, 2003.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

TELEPHONE AND DATA SYSTEMS, INC.

2nd QUARTER REPORT ON FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)

OPERATING REVENUES	$851,287	$720,443	$1,658,705	$1,385,640

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	263,188	209,608	525,586	399,430
Selling, general and administrative expense	347,575	271,907	684,076	530,016
Depreciation, amortization and accretion expense	144,902	115,636	296,129	227,535
(Gain) Loss on assets held for sale	3,500	—	27,000	—
	759,165	597,151	1,532,791	1,156,981

OPERATING INCOME	92,122	123,292	125,914	228,659
INVESTMENT AND OTHER INCOME (EXPENSE)
Interest and dividend income	6,069	48,167	10,397	50,234
Investment income	13,517	7,752	26,267	18,789
Gain (loss) on marketable securities and other investments	(5,000)	(1,719,126)	(8,500)	(1,756,526)
Interest expense	(43,996)	(29,095)	(87,353)	(58,719)
Minority interest in income of subsidiary trust	(6,202)	(6,202)	(12,405)	(12,405)
Other (expense), net	(7,097)	(1,223)	(5,938)	(17)
	(42,709)	(1,699,727)	(77,532)	(1,758,644)
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	49,413	(1,576,435)	48,382	(1,529,985)
Income tax expense (benefit)	23,623	(609,530)	27,447	(587,118)

INCOME (LOSS) BEFORE MINORITY INTEREST	25,790	(966,905)	20,935	(942,867)
Minority Share of (Income) Loss	(6,294)	15,115	(6,451)	5,087

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	19,496	(951,790)	14,484	(937,780)
Cumulative effect of accounting changes, net of tax and minority interest	—	—	(11,789)	3,366

NET INCOME (LOSS)	19,496	(951,790)	2,695	(934,414)
Preferred Dividend Requirement	(104)	(106)	(209)	(218)
NET INCOME (LOSS) AVAILABLE TO COMMON	$19,392	$(951,896)	$2,486	$(934,632)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,474	58,639	58,034	58,619
BASIC EARNINGS PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.34	$(16.23)	$0.24	$(16.00)
Cumulative Effect of Accounting Changes	—	—	(0.20)	0.06
Net income (loss) available to common	0.34	(16.23)	0.04	(15.94)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,671	58,639	58,062	58,619
DILUTED EARNINGS PER SHARE (Note 7)
Income (Loss) Before Cumulative Effect of Accounting Changes	$0.34	$(16.23)	$0.24	$(16.00)
Cumulative Effect of Accounting Changes	—	—	(0.20)	0.06
Net income (loss) available to common	0.34	(16.23)	0.04	(15.94)

DIVIDENDS PER SHARE	$0.155	$0.145	$0.31	$0.29

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2003	2002
	As Restated	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before cumulative effect of accounting change	$14,484	$(937,780)
Add (Deduct) adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	296,129	227,535
Deferred taxes	21,565	(633,027)
Investment income	(26,267)	(18,789)
Minority share of income	6,451	(5,087)
Loss on assets of operations held for sale	27,000	—
(Gain) loss on marketable securities and other investments	8,500	1,756,526
Noncash interest expense	13,195	4,718
Other noncash expense	14,566	8,965
Changes in assets and liabilities
Change in accounts receivable	81,118	(19,594)
Change in materials and supplies	(32,395)	26,939
Change in accounts payable	(82,135)	(27,242)
Change in advanced billings and customer deposits	13,137	10,420
Change in accrued taxes	(8,678)	32,420
Change in other assets and liabilities	(25,648)	(14,710)
	321,022	411,294

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(360,924)	(327,286)
Acquisitions, net of cash acquired	(1,244)	(73,722)
Increase in notes receivable	(7)	(2,431)
Refund of FCC deposit	—	47,565
Distributions from unconsolidated entities	17,884	6,217
Investments in and advances to unconsolidated entities	(1,465)	(1,695)
Other investing activities	(138)	(8,279)
	(345,894)	(359,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	143,560	(248,400)
Issuance of long-term debt	450	179,850
Repayments of long-term debt	(14,549)	(8,418)
Prepayment of long-term notes	(40,680)	(51,000)
Repurchase of TDS Common Shares	(56,522)	—
Dividends paid	(18,184)	(17,227)
Other financing activities	1,503	(2,657)
	15,578	(147,852)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,294)	(96,189)
CASH AND CASH EQUIVALENTS -
Beginning of period	1,298,936	140,744
End of period	$1,289,642	$44,555

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	June 30, 2003	December 31, 2002
	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,289,642	$1,298,936
Accounts receivable
Due from customers, less allowance of $24,860 and $24,627, respectively	247,736	272,997
Other, principally connecting companies, less allowance of $11,781 and $15,848, respectively	147,400	175,036
Federal income tax receivable	—	40,000
Materials and supplies, at average cost	103,998	72,441
Other current assets	115,984	88,602
	1,904,760	1,948,012

INVESTMENTS
Marketable equity securities	2,300,233	1,944,939
Wireless license costs	979,759	1,038,556
Goodwill	1,005,029	1,106,451
Customer lists, net of accumulated amortization of $15,543 and $6,567, respectively	31,111	40,087
Investments in unconsolidated entities	215,121	205,995
Notes receivable, less valuation allowance of $55,144 and $55,144, respectively	6,476	7,287
Other investments	15,139	14,914
	4,552,868	4,358,229

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,191,318	2,148,432
TDS Telecom	1,050,385	1,047,811
	3,241,703	3,196,243

OTHER ASSETS AND DEFERRED CHARGES
Derivative asset	—	2,630
Other	96,458	96,914
	96,458	99,544

ASSETS OF OPERATIONS HELD FOR SALE	223,876	—

TOTAL ASSETS	$10,019,665	$9,602,028

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	June 30, 2003	December 31, 2002
	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$84,861	$64,482
Notes payable	605,352	461,792
Accounts payable	274,218	361,758
Advance billings and customer deposits	106,312	95,922
Accrued interest	33,110	31,751
Accrued taxes	41,552	34,413
Accrued compensation	49,750	58,678
Other current liabilities	50,339	58,370
	1,245,494	1,167,166

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,227,862	1,170,505
Derivative liability	302,946	61,160
Asset retirement obligations	89,361	—
Other	59,369	55,645
	1,679,538	1,287,310

LONG-TERM DEBT
Long-term debt, excluding current portion	1,567,315	1,641,624
Prepaid forward contracts	1,664,595	1,656,616
	3,231,910	3,298,240

LIABILITIES OF OPERATIONS HELD FOR SALE	9,005	—

MINORITY INTEREST IN SUBSIDIARIES	495,248	489,735

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES of Subsidiary Trust
Holding Solely Company Subordinated Debentures (a)	300,000	300,000

PREFERRED SHARES	6,704	6,954

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 56,103,000 and 55,875,000 shares, respectively	561	559
Series A Common Shares, par value $.01 per share; authorized 25,000,000; issued and outstanding 6,430,000 and 6,602,000 shares, respectively	64	66
Capital in excess of par value	1,834,365	1,832,806
Treasury Shares, at cost, 5,168,000 and 3,799,000 shares, respectively	(460,298)	(404,169)
Accumulated other comprehensive income	260,906	191,704
Retained earnings	1,416,168	1,431,657
	3,051,766	3,052,623
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,019,665	$9,602,028

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

U.S. Cellular and TDS adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in January 2003.  In the fourth quarter of 2003, U.S. Cellular revised the probability that its lease cell sites would require remediation resulting in TDS restating its financial statements for the three and six months ended June 30, 2003.  See Note 18 – Restatement of Financial Statements and Note 6 - Cumulative Effect of Accounting Changes.

U.S. Cellular made changes to its accounting policies which required TDS to restate certain items on its income statement for the three and six months ended June 30, 2002.  See Note 6 – “Effects of 2002 Accounting Changes” for the impact on operating income, net income (loss) and earnings per share.

2.               Summary of Significant Accounting Policies

Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”) to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communication service licenses in 13 states, approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls.  U.S. Cellular will transfer wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. The assignment and development of certain licenses will be deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the exchange agreement.  The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless will be accounted for as a sale. The closing of the transfer of the U.S. Cellular properties to AT&T Wireless and the assignments to U.S. Cellular from AT&T Wireless of a portion of the personal communication service licenses is expected to occur on August 1, 2003.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the balance sheet as of June 30, 2003 reflects the assets and liabilities of the wireless properties to be transferred to AT&T Wireless as assets and liabilities of operations held for sale. The assets and liabilities of operations held for sale have been presented separately in the asset and liability sections of the balance sheet. The revenues and expenses of these markets are included in operations.  See Note 10 – Assets and Liabilities of Operations Held for Sale for a summary of assets and liabilities of the markets to be disposed of.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common
As Reported	$19,392	$(951,896)	$2,486	$(934,632)
Pro Forma Expense	2,593	2,857	4,390	5,714
Pro Forma Net Income (Loss) Available to Common	$16,799	$(954,753)	$(1,904)	$(940,346)

Basic Earnings Per Share

As Reported	$0.34	$(16.23)	$0.04	$(15.94)
Pro Forma Expense Per Share	(0.05)	(0.05)	(0.08)	(0.10)
Pro Forma Basic Earnings Per Share	$0.29	$(16.28)	$(0.04)	$(16.04)

Diluted Earnings Per Share

As Reported	$0.34	$(16.23)	$0.04	$(15.94)
Pro Forma Expense Per Share	(0.05)	(0.05)	(0.08)	(0.10)
Pro Forma Diluted Earnings Per Share	$0.29	$(16.28)	$(0.04)	$(16.04)

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

TDS has two subsidiary trusts, TDS Capital I and TDS Capital II, that are variable interest entities pursuant to FIN 46.  Effective July 1, 2003, pursuant to the provisions of FIN 46, TDS will discontinue consolidating the subsidiary trusts. TDS Capital I has outstanding 6,000,000 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities.  The sole asset of TDS Capital I is $154.6 million principal amount of TDS’s 8.5% Subordinated Debentures due December 31, 2037.  TDS Capital II has outstanding 6,000,000 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities.  The sole asset of TDS Capital II is $154.6 million principal amount of 8.04% Subordinated Debentures due March 31, 2038.

On August 1, 2003, TDS announced that its subsidiary trusts, TDS Capital I and TDS Capital II will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”).  The redemption date is expected to be September 2, 2003.  The redemption price of both the 8.5% and 8.04% TOPrS will equal 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions.  Upon redemption of the TOPrS by the subsidiary trusts, TDS will not have any variable interest entities pursuant to FIN 46.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities.” TDS will adopt the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003.  Since the provisions of this Statement will be applied prospectively, there will be no impact on TDS’s June 30, 2003 financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements.  Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares.  As of June 30, 2003, TDS had $300 million of Company – Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust that are free standing financial instruments within the scope of SFAS No. 150.  However, the Subsidiary Trusts holding these securities will be deconsolidated pursuant to FIN 46, effective July 1, 2003.  As of June 30, 2003, TDS had no other freestanding financial instruments within the scope of SFAS No. 150.  Upon adoption, this Statement is not expected to have any effect on TDS’s financial position or results of operations.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations.  Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sales and office locations as described by SFAS 143, and has recorded a $54.4 million liability upon adoption. TDS also recorded a charge for a non-cash cumulative change in accounting principle of $11.8 million representing accumulated accretion and depreciation through December 31, 2002.  The U.S. Cellular asset retirement obligation increased by $4.4 million to $58.5 million as of June 30, 2003.  The increase was due to additional liabilities incurred of $2.2 million and accretion of $2.2 million.  See Note 18 – Restatement of Financial Statements for a discussion of the periodic impact due to accretion and depreciation.

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Actual
Net income (loss)	$19,496	$(951,790)	$2,695	$(934,414)
Basic earnings per share	$0.34	$(16.23)	$0.04	$(15.94)
Diluted earnings per share	$0.34	$(16.23)	$0.04	$(15.94)

Pro forma
Net income (loss)	$19,496	$(952,396)	$14,484	$(944,853)
Basic earnings per share	$0.34	$(16.24)	$0.24	$(16.12)
Diluted earnings per share	$0.34	$(16.24)	$0.24	$(16.12)

	At December 31, 2002	At January 1, 2002
Pro forma
Asset Retirement Obligation	$54,438	$45,246

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

At January 1, 2003, upon implementation of SFAS No. 143, TDS Telecom determined the amount of the incumbent local telephone companies asset retirement obligations required to be recorded was $29.9 million, and this asset retirement obligation was reclassified from accumulated depreciation to deferred liabilities and credits under the provisions of SFAS No. 143.  The asset retirement obligation under SFAS No. 143 has increased to $30.6 million at June 30, 2003.  After the effect of this reclassification, the incumbent local telephone companies have an amount of $25.4 million as of January 1, 2003 ($26.8 million as of June 30, 2003) that remains in accumulated depreciation that represents asset retirement costs that have been accrued in accordance with depreciation rates promulgated by the respective state public utility commissions, which are in excess of asset retirement costs that are required to be accrued under the provisions of SFAS No. 143.  The adoption of SFAS No. 143 by TDS’s incumbent local telephone companies did not have an impact on TDS’s statement of operations for the three and six months ended June 30, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated

Effective Tax Rate From
Income before cumulative effect of accounting change excluding loss on marketable securities and other investments and loss on assets held for sale	43.0%	43.4%	42.8%	43.8%
Loss on marketable securities and other investments and loss on assets held for sale	(15.1)%	(39.1)%	(23.7)%	(39.1)%
Income (Loss) before cumulative effect of accounting changes	47.8%	(38.7)%	56.7%	(38.4)%

5.               (Losses) on Marketable Securities and Other Investments

U.S. Cellular recorded a license cost impairment loss of $3.5 million in the first quarter of 2003 related to the investment in a non-operating market in Florida that will remain with U.S. Cellular after the exchange with AT&T Wireless is completed.

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

6.               Cumulative Effect of Accounting Changes (As restated)

Effective January 1, 2003, TDS adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement.  The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million, net of tax and minority interest, or $0.20 per basic and diluted share.

U.S. Cellular made certain changes to its accounting policies in the fourth quarter of 2002 which required TDS to restate certain items on its income statement for the three and six month periods ending June 30, 2002.  Other than the cumulative effect of the accounting change, none of the prior period changes have a significant impact on operating income, net income (loss) or earnings per share for the periods presented below.

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

Earnings Per Share – Cumulative Effect of Accounting Change
Basic	$—	$—	$—
Fully Diluted	$—	$—	$—

Earnings Per Share – Net (Loss)
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

Earnings Per Share – Cumulative Effect of Accounting Change
Basic	$—	$0.06	$0.06
Fully Diluted	$—	$0.06	$0.06

Earnings Per Share – Net (Loss)
Basic	$(16.02)	$0.08	$(15.94)
Fully Diluted	$(16.02)	$0.08	$(15.94)

(1)          U.S. Cellular changed its accounting for certain rebate transactions pursuant to Emerging Issues Task Force Statement No. 01-09 (“EITF No. 01-09”) in the fourth quarter of 2002.  Under EITF No. 01-09, all rebates paid to agents who participate in qualifying new activation and retention transactions are recorded as a reduction of equipment sales revenues.  Previously, U.S. Cellular had recorded new activation rebates as marketing and selling expense and retention rebates as general and administrative expense.  Further, these rebates are now recorded at the time handsets are sold by U.S. Cellular to these agents.  Previously, U.S. Cellular recorded these transactions at the time the handsets were delivered by agents to U.S. Cellular customers.

(2)          U.S. Cellular changed its accounting policy related to certain transactions pursuant to Staff Accounting Bulletin (“SAB”) No. 101 during the fourth quarter of 2002.  U.S. Cellular had adopted SAB No. 101 as of January 1, 2000, and began deferring certain customer activation fees as of that date.  As permitted by SAB No. 101, as of January 1, 2002, U.S. Cellular began deferring commissions expenses equal to the amount of activation fees deferred.  In conjunction with this change, TDS recorded a $3.4 million addition to net income as of January 1, 2002, related to commissions expenses which would have been deferred in prior years had U.S. Cellular adopted its new policy at the time it adopted SAB No. 101.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings per Share	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars in thousands)
Income (Loss) Before Cumulative Effect of Accounting Changes	$19,496	$(951,790)	$14,484	$(937,780)
Less: Preferred Dividend requirement	(104)	(106)	(209)	(218)
Income (Loss) Available to Common	19,392	(951,896)	14,275	(937,998)
Cumulative Effect of Accounting Changes	—	—	(11,789)	3,366
Net Income (Loss) Available to Common used in Basic Earnings per Share	$19,392	$(951,896)	$2,486	$(934,632)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings per Share	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars in thousands)
Income (Loss) Available to Common used in Basic Earnings per Share	$19,392	$(951,896)	$14,275	$(937,998)
Reduction in preferred dividends if Preferred Shares Converted into Common Shares	51	—	—	—
Minority Income Adjustment (1)	(102)	—	(49)	—
Income (Loss) Available to Common	19,341	(951,896)	14,226	(937,998)
Cumulative Effect of Accounting Changes	—	—	(11,789)	3,366
Net Income (Loss) Available to Common used in Diluted Earnings per Share	$19,341	$(951,896)	$2,437	$(934,632)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated
Basic Earnings per Share
Operations	$0.34	$(16.23)	$0.24	$(16.00)
Cumulative Effect of Accounting Changes	—	—	(0.20)	0.06
	$0.34	$(16.23)	$0.04	$(15.94)

Diluted Earnings per Share
Operations	$0.34	$(16.23)	$0.24	$(16.00)
Cumulative Effect of Accounting Changes	—	—	(0.20)	0.06
	$0.34	$(16.23)	$0.04	$(15.94)

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

TDS and subsidiaries have entered into a number of forward contracts in 2002 related to the marketable equity securities that they hold.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

U.S. Cellular terminated all security lending agreements with investment banks related to its Vodafone ADRs in the second quarter of 2003.

Information regarding TDS’s marketable equity securities and the components of accumulated other comprehensive income are summarized as follows.

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Marketable Equity Securities – Fair Value
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,010,052	$1,689,285
Vodafone Group Plc – 12,945,915 ADRs	254,387	234,580
VeriSign, Inc. – 2,361,333 and 2,525,786 Common Shares	32,563	20,257
Rural Cellular Corporation - 719,396 equivalent Common Shares	3,021	611
Other	210	206
Aggregate Fair Value	2,300,233	1,944,939
Accounting Cost Basis	1,543,933	1,545,713
Gross Unrealized Holding Gains	756,300	399,226
Income Tax (Expense)	(295,192)	(155,794)
Unrealized Holding Gains, net of tax	461,108	243,432
Derivatives, net of tax	(197,377)	(50,508)
Equity Method Unrealized Gains	127	615
Minority Share of Unrealized Holding (Gains)	(2,952)	(1,835)
Accumulated Other Comprehensive Income	$260,906	$191,704

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

(Dollars in thousands)	U.S. Cellular	TDS Telecom		Other(1)	Total
		ILEC	CLEC
Beginning Balance January 1, 2003	$643,629	$397,482	$29,440	$35,900	$1,106,451
Allocation to Assets of Operations Held for Sale(2)	(93,658)	—	—	—	(93,658)
Impairment loss(3)	—	—	—	(5,000)	(5,000)
Other	(2,308)	(456)	—	—	(2,764)
Ending Balance June 30, 2003	$547,663	$397,026	$29,440	$30,900	$1,005,029

Beginning Balance January 1, 2002	$473,975	$332,848	$29,440	$34,538	$870,801
Acquisitions	—	40,750	—	—	40,750
Other	—	655	—	—	655
Ending Balance June 30, 2002	$473,975	$374,253	$29,440	$34,538	$912,206

(1)Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary.

(2)See Note 10 – Assets and Liabilities of Operations Held for Sale for discussion of allocation.

(3)See Note 5 – (Losses) on Marketable Securities and Other Investments for discussion of the impairment loss.

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

10.         Assets and Liabilities of Operations Held for Sale

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless  to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communication service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. U.S. Cellular will also receive approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls.  U.S. Cellular will transfer wireless assets and customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless. The assignment and development of certain licenses may be deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the exchange agreement.  The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless will be accounted for as a sale. The closing of the transfer of the U.S. Cellular properties to AT&T Wireless and the assignments to U.S. Cellular from AT&T Wireless of a portion of the personal communication service licenses is expected to occur on August 1, 2003. TDS will not report the transaction as discontinued operations as previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated balance sheet as of June 30, 2003 reflects the assets and liabilities to be transferred as assets and liabilities of operations held for sale in accordance with SFAS No. 144.  The results of operations of the markets to be transferred continue to be included in results from operations.

U.S. Cellular allocated $93.7 million of goodwill to the operations held for sale in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  A $27.0 million loss was recorded and reported as a “loss on assets held-for–sale” (included in operating expenses) representing the difference between the book value of the markets to be transferred to AT&T Wireless and the fair value of the assets to be received in the transaction. The fair value of the assets to be received was determined using an independent valuation. Subsequent to recording the loss, the recorded value of the assets TDS expects to transfer to AT&T Wireless is equal to the fair value of the assets TDS expects to receive from AT&T Wireless. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

TDS anticipates that it will record an additional charge to the Statement of Operations of approximately $12 million for taxes and will have a current tax liability of approximately $5 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, TDS anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for TDS for 2003; accordingly, TDS anticipates that there will be no current federal tax liability in 2003 attributable to the planned exchange of assets with AT&T Wireless.

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

11.         Long-Term Debt

TDS repurchased $5.0 million of 10% Medium-Term Notes in the second quarter of 2003 at 115.75% of par value.  The loss on retirement of debt totaled $787,500 and was reported in the caption Other (expense), net in the Statement of Operations.

TDS notified the holders of $65.5 million of Series B Medium-Term Notes in June 2003 of its intent to redeem these notes at par.  The notes are reflected as current portion of long-term debt on the balance sheet as of June 30, 2003.  There will be no gain or loss on the retirement of these notes at par value.  The notes were redeemed in July 2003.

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

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)

Balance, beginning of period	$191,704	$(352,120)

Marketable Equity Securities

Add (Deduct):
Unrealized gains (losses) on securities	356,906	(1,209,570)
Income tax (expense) benefit	(139,338)	472,012
	217,568	(737,558)
Equity method unrealized gains (losses)	(489)	218
Minority share of unrealized (gains) losses	(1,828)	14,003
Net unrealized gains (losses)	215,251	(723,337)

Deduct (Add):
Recognized (losses) on securities	(168)	(1,756,526)
Income tax (expense) benefit	62	686,223
	(106)	(1,070,303)
Minority share of recognized losses	21	25,900
Net recognized gains (losses) from Marketable Equity Securities included in Net Income	(85)	(1,044,403)
	215,336	321,066
Derivative Instruments

Unrealized gains (losses) on derivative instruments	(240,733)	20,849
Income tax (expense) benefit	93,864	(8,405)
	(146,869)	12,444
Minority Share of unrealized (gains) losses	735	(1,800)
	(146,134)	10,644
Net change in unrealized gains (losses) included in Comprehensive Income (Loss)	69,202	331,710
Balance, end of period	$260,906	$(20,410)

Accumulated Unrealized Gain (Loss) on Derivative Instruments

Balance, beginning of period	$(49,584)	$—
Add (Deduct):
Unrealized gains (losses) on derivative instruments	(240,733)	20,849
Income (tax) benefit	93,864	(8,405)
Minority share of unrealized (gains) losses	735	(1,800)
	(146,134)	10,644
Balance, end of period	$(195,718)	$10,644

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$19,496	$(951,790)	$2,695	$(934,414)
Net change in unrealized gains (losses) on securities and derivative instruments	68,141	551,035	69,202	331,710
	$87,637	$(400,755)	$71,897	$(602,704)

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

15.         Business Segment Information (As Restated)

Financial data for TDS’s business segments for each of the three-month and six-month periods ended or at June 30, 2003 and 2002 are as follows.  TDS Telecom’s incumbent local exchange carrier is designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC” in the tables.

Three Months Ended or at June 30, 2003		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$639,810	$159,805	$52,479	$(807)	$851,287
Cost of services and products	204,394	39,834	19,220	(260)	263,188
Selling, general and administrative expense	274,186	44,616	29,320	(547)	347,575
Operating income before depreciation, amortization and accretion and loss on assets held for sale(2)	161,230	75,355	3,939	—	240,524
Depreciation, amortization and accretion	104,694	32,121	8,087	—	144,902
Loss on assets held for sale	3,500	—	—	—	3,500
Operating income (loss)	53,036	43,234	(4,148)	—	92,122

Significant noncash items:
Investment income	13,484	169	—	(136)	13,517
Gain (loss) on marketable securities and other investments	—	—	—	(5,000)	(5,000)
Marketable securities	202,879	—	—	2,097,354	2,300,233
Investment in unconsolidated Entities	171,214	19,069	—	24,838	215,121
Total assets	4,819,041	1,876,373	233,526	3,090,725	10,019,665
Capital expenditures	$163,076	$29,288	$5,504	$1,672	$199,540

Three Months Ended or at June 30, 2002		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$524,339	$155,051	$41,762	$(709)	$720,443
Cost of services and products	154,726	33,997	21,159	(274)	209,608
Selling, general and administrative expense	191,932	49,851	30,559	(435)	271,907
Operating income (loss) before depreciation and amortization(2) (3)	177,681	71,203	(9,956)	—	238,928
Depreciation, amortization and accretion	76,409	32,047	7,180	—	115,636
Operating income (loss)	101,272	39,156	(17,136)	—	123,292

Significant noncash items:
Investment income	7,288	375	—	89	7,752
Gain (loss) on marketable securities and other investments	(244,699)	—	—	(1,474,427)	(1,719,126)
Marketable securities	140,235	—	—	1,350,249	1,490,484
Investment in unconsolidated entities	170,929	48,931	—	25,197	245,057
Total assets	3,725,777	1,506,816	221,656	1,506,957	6,961,206
Capital expenditures	$156,699	$25,268	$16,991	$—	$198,958

Six Months Ended or at June 30, 2003		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,235,724	$319,402	$104,918	$(1,339)	$1,658,705
Cost of services and products	407,124	77,979	41,003	(520)	525,586
Selling, general and administrative expense	540,556	87,033	57,306	(819)	684,076
Operating income before depreciation, amortization and accretion and loss on assets held for sale(2)	288,044	154,390	6,609	—	449,043
Depreciation, amortization and accretion	214,271	65,740	16,118	—	296,129
Loss on assets held for sale	27,000	—	—	—	27,000
Operating income (loss)	46,773	88,650	(9,509)	—	125,914

Significant noncash items:
Investment income	25,862	339	—	66	26,267
Gain (loss) on marketable securities and other investments	(3,500)	—	—	(5,000)	(8,500)
Marketable securities	202,879	—	—	2,097,354	2,300,233
Investment in unconsolidated entities	171,214	19,069	—	24,838	215,121
Total assets	4,819,041	1,876,373	233,526	3,090,725	10,019,665
Capital expenditures	$304,002	$44,700	$9,209	$3,013	$360,924

Six Months Ended or at June 30, 2002		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,002,759	$304,572	$79,516	$(1,207)	$1,385,640
Cost of services and products	293,014	65,694	41,244	(522)	399,430
Selling, general and administrative expense	379,636	94,703	56,362	(685)	530,016
Operating income (loss) before depreciation and amortization(2) (3)	330,109	144,175	(18,090)	—	456,194
Depreciation, amortization and accretion	149,161	64,502	13,872	—	227,535
Operating income (loss)	180,948	79,673	(31,962)	—	228,659

Significant noncash items:
Investment income	17,748	611	—	430	18,789
Gain (loss) on marketable securities and other investments	(244,699)	—	—	(1,511,827)	(1,756,526)
Marketable securities	140,235	—	—	1,350,249	1,490,484
Investment in unconsolidated entities	170,929	48,931	—	25,197	245,057
Total assets	3,725,777	1,506,816	221,656	1,506,957	6,961,206
Capital expenditures	$256,773	$44,462	$26,051	$—	$327,286

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

(3)   There was no loss on assets held for sale in the three and six months ended June 30, 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars in thousands)
Total operating income from reportable segments	$92,122	$123,292	$125,914	$228,659
Investment and other income and expense	(42,709)	(1,699,727)	(77,532)	(1,758,644)
Income before income taxes and minority interest	$49,413	$(1,576,435)	$48,382	$(1,529,985)

16.         Contingencies

TDS is involved in legal proceedings before the FCC and various state and federal courts from time to time.  Management does not believe that any such proceedings should have a material adverse impact on the financial position, results of operations or cash flows of TDS.

17.         Subsequent Events

TDS completed the transaction with AT&T Wireless on August 1, 2003 as contemplated and discussed in Note 2. – Summary of Significant Accounting Policies and Note 10. – Assets and Liabilities of Operations Held for Sale.

On August 1, 2003, TDS announced that its subsidiary trusts, TDS Capital I and TDS Capital II will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”).  The redemption date is expected to be September 2, 2003.  The redemption price of both the 8.5% and 8.04% TOPrS will be equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions. The outstanding amount of the 8.5% TOPrS to be redeemed is $150 million.  The outstanding amount of the 8.04% TOPrS to be redeemed is $150 million.  There will be no gain or loss on the redemption of these securities.

18.         Restatement of Financial Statements

TDS is restating its financial statements in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was originally filed on August 8, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, TDS has restated its financial statements for the first six months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $11.8 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects accretion and depreciation that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also resulted in additional charges to income for depreciation and non-cash accretion expense in the three and six months ended June 30, 2003.  There was no impact to the consolidated balance sheet as of December 31, 2002 or the results of operations or cash flows for the three and six months ended June 30, 2002.  A summary of changes to the three and six months ended June 30, 2003 is included below.

	Three Months Ended June 30, 2003
	Effects of 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Accounting Changes	As Restated
Statement of Operations:

Operating Expenses
Depreciation, Amortization and Accretion
SFAS 143 – reclassification of retail/office leases		$—
SFAS 143 – depreciation for period		359
SFAS 143 – accretion for period		1,064
Total	$143,479	1,423	$144,902

Operating Income
SFAS 143 – reclassification of retail/office leases		—
SFAS 143 – depreciation for period		(359)
SFAS 143 – accretion for period		(1,064)
Total	93,545	(1,423)	92,122

Income tax expense (benefit)	24,214	(591)	23,623

Minority share of income	(6,466)	172	(6,294)

Income (loss) before cumulative effect of accounting change	20,156	(660)	19,496

Cumulative effect of accounting change	—	—	—

Net income (loss)	$20,156	$(660)	$19,496

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.35	$(0.01)	$0.34
Cumulative effect of accounting change	$—	$—	$—
Net income (loss)	$0.35	$(0.01)	$0.34

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.35	$(0.01)	$0.34
Cumulative effect of accounting change	$—	$—	$—
Net income (loss)	$0.35	$(0.01)	$0.34

	Six Months Ended June 30, 2003
	Effects of 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Accounting Changes	As Restated
Statement of Operations:

Operating Expenses
Depreciation, Amortization and Accretion
SFAS 143 – reclassification of retail/office leases		$(1,321)
SFAS 143 – depreciation for period		708
SFAS 143 – accretion for period		2,110
Total	$294,632	1,497	$296,129

Operating Income
SFAS 143 – reclassification of retail/office leases		1,321
SFAS 143 – depreciation for period		(708)
SFAS 143 – accretion for period		(2,110)
Total	127,411	(1,497)	125,914

Income tax expense (benefit)	28,069	(622)	27,447

Minority share of income	(6,654)	203	(6,451)

Income (loss) before cumulative effect of accounting change	15,156	(672)	14,484

Cumulative effect of accounting change	—	(11,789)	(11,789)

Net income (loss)	$15,156	$(12,461)	$2,695

Basic earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.26	$	$0.24
Cumulative effect of accounting change	$—	$	$(0.20)
Net income (loss)	$0.26	$	$0.04

Diluted earnings (loss) per share
Income (loss) before cumulative effect of accounting change	$0.26	$(0.02)	$0.24
Cumulative effect of accounting change	$—	$(0.20)	$(0.20)
Net income (loss)	$0.26	$(0.22)	$0.04

Balance Sheet:
Other current assets	$115,932	$52	$115,984
Property, plant and equipment, net – U.S. Cellular	2,161,740	29,578	2,191,318
Total Assets	$9,990,035	$29,630	$10,019,665

Net deferred income tax liability	$1,238,100	$(10,238)	$1,227,862
Asset retirement obligation	33,809	55,552	89,361
Minority interest	498,471	(3,223)	495,248
Retained earnings	1,428,629	(12,461)	1,416,168
Total Liabilities and Stockholders’ Equity	$9,990,035	$29,630	$10,019,665

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.4 million wireless telephone and wireline telephone customers.  TDS conducts substantially all of its wireless telephone operations through its 82.2%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

TDS is restating certain portions of its management’s discussion and analysis of results of operations and financial condition in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was originally filed on August 8, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, TDS has restated its financial statements for the first six months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $11.8 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects amounts that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also requires additional charges to income for depreciation and non-cash accretion expense in the second quarter and first six months of 2003.  See Note 18 – Restatement of Financial Statements.

TDS is also including additional disclosures such as, but not limited to, defining the calculation of certain statistics, defining equivalent access lines, deleting acronyms, including total dollars in narratives, disclosing the make-up of selling and marketing cost per gross customer activation and disclosing additional information on critical accounting policies and estimates.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of August 8, 2003.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating Revenues increased 20% ($273.1 million) to $1,658.7 million during the first six months of 2003 from $1,385.6 million in the first six months of 2002 primarily as a result of a 20% increase in customers served.  U.S. Cellular’s operating revenues increased 23% ($232.9 million) to $1,235.7 million in 2003 from $1,002.8 million in 2002 as customers served increased by 796,000, or 22%, since June 30, 2002, to 4,343,000.  Acquisitions contributed 9% (320,000 customers) of U.S. Cellular’s customer growth in the past twelve months.  TDS Telecom operating revenues increased 10% ($40.2 million) to $423.0 million in 2003 from $382.8 million in 2002 as equivalent access lines increased by 92,500, or 10%, since June 30, 2002 to 1,042,400.  An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines.

Operating Expenses rose 32% ($375.8 million) to $1,532.8 million in 2003 from $1,157.0 million in 2002 reflecting growth in operations.  U.S. Cellular’s operating expenses increased 45% ($367.2 million) to $1,189.0 million in 2003 from $821.8 million in 2002 primarily reflecting costs associated with providing service to an expanding customer base and additional expenses related to the Chicago market acquired in August 2002.  Also included in U.S. Cellular’s operating expenses is a $27.0 million loss on assets of operations held for sale.  TDS Telecom’s expenses increased 3% ($8.6 million) to $343.8 million in 2003 from $335.2 million in 2002 reflecting growth in operations offset somewhat by a reduction in bad debt expense.

Operating Income decreased 45% ($102.8 million) to $125.9 million in 2003 from $228.7 million in 2002.  Operating margin decreased to 7.6% in 2003 from 16.5% in 2002 on a consolidated basis. U.S. Cellular’s operating income decreased 74% ($134.1 million) to $46.8 million in 2003 from $180.9 million in 2002 and its operating income margin, as a percentage of service revenues, decreased to 4.0% in 2003 from 18.8% in 2002.  TDS Telecom’s operating income increased 66% ($31.4 million) to $79.1 million in 2003 from $47.7 million in 2002 and its operating margin rose to 18.7% in 2003 from 12.5% in 2002.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gain (loss) on marketable securities and other investments, and interest expense.  Investment and other income (expense) totaled $(77.5) million in 2003 and $(1,758.6) million in 2002.

Interest and Dividend Income decreased $39.8 million to $10.4 million in 2003 from $50.2 million in 2002 primarily as a result of recording a $45.3 million dividend on the Deutsche Telekom investment in 2002.  No dividend was recorded in 2003.   Interest income increased $4.9 million in 2003 due to larger cash balances.  TDS reported cash and cash equivalents of $1,289.6 million at June 30, 2003 and $44.6 million at June 30, 2002.  The increase in cash from June 30, 2002 is primarily from the cash received from the forward contracts during 2002.

Investment Income increased 40% ($7.5 million) to $26.3 million in the first six months of 2003 from $18.8 million in the first six months of 2002.  Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting.

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

In 2002, management determined that the decline in value of TDS’s marketable equity securities relative to its accounting cost basis was other than temporary and charged a $1,756.5 million loss to the Statements of Operation.  Later in 2002, TDS utilized derivative financial instruments to eliminate the risk of future “other than temporary losses” on the contracted securities.  See Market Risk for a full discussion on the marketable equity securities and other than temporary losses.

Interest Expense increased 49% ($28.7 million) to $87.4 million in 2003 from $58.7 million in 2002.  The increase in interest expense in 2003 was primarily due to amounts related to variable prepaid forward contracts ($19.8 million), the issuance of 30-year 8.75% Senior Notes ($5.7 million) by U.S. Cellular in November 2002 and the increase in short-term debt ($2.5 million).

Income Tax Expense increased $614.5 million to an expense of $27.4 in 2003 from a benefit of $587.1 million in 2002 primarily due to the tax benefits recorded on the loss on marketable securities and other investments in 2002.  Losses on marketable equity securities and other investments and the loss on assets-held-for sale totaled $35.5 million ($23.1 million, net of tax of $8.5 million and minority interest of $3.9 million) in 2003.  A loss of $1,756.5 million ($1,044.4 million, net of tax of $686.2 million and minority interest of $25.9 million) was recorded on marketable securities in 2002.  The effective tax (benefit) rate was 56.7% in 2003 and was (38.4)% in 2002.  For an analysis of TDS’s effective tax rates in 2003 and 2002, see Note 4 – Income Taxes.

As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, the Company anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions may result in a federal net operating loss for TDS for 2003.

Minority Share of (Income) includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.  U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $3.9 million due to U.S. Cellular’s loss on investments and loss on assets held for sale and by $25.9 million in 2002 due to loss on marketable securities.

	Six Months Ended June 30,
	2003	2002	Change
	As Restated
	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders’	$(2,435)	$7,836	$(10,271)
Minority Shareholders’ or Partners’	(3,988)	(2,725)	(1,263)
	(6,423)	5,111	(11,534)
Other	(28)	(24)	(4)
	$(6,451)	$5,087	$(11,538)

Income (Loss) Before Cumulative Effect of Accounting Change totaled $14.5 million, or $0.24 per diluted share, in 2003 compared to $(937.8) million, or $(16.00) per diluted share, in 2002.

Cumulative Effect of Accounting Changes. Effective January 1, 2003, TDS adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement.   The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million, net of tax and minority interest, or $0.20 per basic and diluted share.

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

Net Income (Loss) Available to Common totaled $2.5 million, or $0.04 per diluted share, in 2003, compared to $(934.6) million, or $(15.94) per diluted share, in 2002.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.2%-owned subsidiary.  U.S. Cellular owns, manages and invests in cellular markets throughout the United States.  Growth in the customer base and the acquisition of the Chicago market are the primary reasons for the growth in U.S. Cellular’s revenues and expenses. The number of customers served increased by 796,000 or 22%, since June 30, 2002, to 4,343,000 due to customer additions from its marketing channels as well as the addition of customers from the Chicago market acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars in thousands)
Operating Revenues
Retail service	$498,176	$400,271	$962,516	$774,097
Inbound roaming	56,840	62,336	111,446	116,667
Long-distance and other service revenues	55,093	38,546	100,748	71,502
Service Revenues	610,109	501,153	1,174,710	962,266
Equipment sales	29,701	23,186	61,014	40,493
	639,810	524,339	1,235,724	1,002,759

Operating Expenses
System operations (exclusive of depreciation included below)	147,032	118,138	284,997	226,059
Marketing and selling	98,548	78,899	207,469	158,125
Cost of equipment sold	57,362	36,588	122,127	66,955
General and administrative	175,638	113,033	333,087	221,511
Depreciation	87,463	68,957	182,363	134,934
Amortization and accretion	17,231	7,452	31,908	14,227
Loss on assets held for sale	3,500	—	27,000	—
	586,774	423,067	1,188,951	821,811

Operating Income	$53,036	$101,272	$46,773	$180,948

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20 megahertz, LLC, now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago major trading area. USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz personal communication service license in the Chicago major trading area (excluding Kenosha County, Wisconsin) covering a total population of 13.2 million. The Chicago market operations are included in consolidated operations for the first half of 2003 but not for the comparable period of 2002. The Chicago market’s operations contributed to the increases in U.S. Cellular’s operating revenues and expenses during 2003 compared to 2002.

Operating revenues increased 23% ($232.9 million) to $1,235.7 million in 2003 from $1,002.8 million in 2002 primarily related to the 22% increase in customers.  Average monthly service revenue per customer increased 1% ($0.42) to $46.24 in 2003 from $45.82 in 2002.  The numerator of this calculation of average monthly revenues per customer for the six months ended June 2003 and 2002 consists of the revenue for the respective six month period divided by six.  The denominator consists of the average number of customers.  Average customers totaled 4,234,000 for the six months ended June 30, 2003 and 3,500,000 for the six months ended June 30, 2002.

Retail service revenues (charges to U.S. Cellular’s customers for local system usage and usage of systems other than their local systems) increased 24% ($188.4 million) to $962.5 million in 2003 from $774.1 million in 2002 due primarily to the growth in customers. Average monthly retail service revenue per customer increased 3% ($1.03) to $37.89 in 2003 from $36.86 in 2002. Management anticipates that overall growth in U.S. Cellular’s customer base will continue at a slower pace in the future, primarily as a result of an increase in the number of competitors in its markets and continued penetration of the consumer market.  As U.S. Cellular expands its operations in the Chicago market and into other markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

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

Inbound roaming revenues (charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming) decreased 4% ($5.3 million) to $111.4 million in 2003 from $116.7 million in 2002.   The decrease in revenue related to inbound roaming on U.S. Cellular’s systems primarily resulted from a decrease in revenue per roaming minute of use offset by the increase in roaming minutes used. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry. Average inbound roaming revenue per minute of use is expected to continue to decline in the future, reflecting the general downward trend in negotiated rates.

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

Long-distance and other revenue increased 41% ($29.2 million) to $100.7 million in 2003 from $71.5 million in 2002, primarily related to a $19.2 million increase in amounts billed to U.S. Cellular’s customers to offset costs related to certain regulatory mandates, such as universal service funding, wireless number portability and E-911 infrastructure, which are being passed through to customers. Additionally, the amounts U.S. Cellular charges to its customers to offset universal service funding costs increased significantly due to changes in FCC regulations beginning April 1, 2003, contributing to the $19.2 million increase. The increase in long-distance and other revenue was also driven by an increase in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using U.S. Cellular’s systems to make long-distance calls. This effect was partially offset by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its customers which include long-distance calling at no additional charge.

Equipment sales revenues increased 51% ($20.5 million) to $61.0 million in 2003 from $40.5 million in 2002. The increase in equipment sales revenues reflects a change in U.S. Cellular’s method of distributing handsets to its agent channel. Beginning in the second quarter of 2002, U.S. Cellular began selling handsets to its agents at a price approximately equal to its cost before applying any rebates. Previously, the agents purchased handsets from third parties.  Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that U.S. Cellular will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

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

Operating expenses increased 45% ($367.2 million) to $1,189.0 million in 2003 from $821.8 million in 2002.  The increase is primarily related to costs incurred to serve and expand the growing customer base.

System operations expenses (excluding depreciation) increased 26% ($58.9 million) to $285.0 million in

2003 from $226.1 million in 2002.  System operations expenses include charges from other telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of the network, long-distance charges and outbound roaming expenses. The increase was due to an increase in the cost of maintaining the network ($25.8 million), an increase in the cost of minutes used on the systems ($25.6 million) and an increase in the costs associated with customers roaming on other companies’ systems ($7.6 million).  Management expects system operations to increase over the next few years, driven by increases in the number of cell sites and increases in minutes of use on the U.S. Cellular system and on other systems when roaming.  The number of cell sites increased to 4,106 in 2003 from 3,145 in 2002.

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

Marketing and selling expenses increased 31% ($49.3 million) to $207.4 million in 2003 from $158.1 million in 2002. Marketing and selling expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. The increase in 2003 was primarily due to the 41% increase in gross customer activations in 2003, which drove a $14.9 million increase in commissions and agent-related payments, and a $21.2 million increase in advertising costs, primarily related to the continued marketing of the U.S. Cellular brand in the Chicago market.

Cost of equipment sold increased 82% ($55.1 million) to $122.1 million in 2003 from $67.0 million in 2002. The increase in 2003 is primarily due to the $52.9 million increase in handset costs related to the sale of handsets to agents beginning in the second quarter of 2002. Cost of equipment sold from non-agent channels increased by $2.2 million, or 4%, in 2003. The increase in cost of equipment sold from non-agent channels primarily reflects a 41% increase in gross customer activations, almost fully offset by the effects of economies realized from U.S. Cellular’s merchandise management system.

Sales and marketing cost per gross customer activation decreased 2% to $367 in 2003 from $374 in 2002.  The numerator of the sales and marketing cost per gross customer activation calculation is the sum of the statement of operations line items Marketing and selling expenses and Cost of equipment sold, less Equipment sales revenues (excluding agent rebates related to customer retention), incurred during a specific period. The denominator is the number of gross new customers activated on the U.S. Cellular network during such period, excluding renewals and upgrades.

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

	Six Months Ended June 30,
	2003	2002
		(As Restated)
Components of cost (000s):
Marketing and selling expenses	$207,469	$158,125
Cost of equipment sold	122,127	66,955
Less equipment sales revenues	(61,014)	(40,493)
Less retention-related agent rebate reductions of equipment sales revenues	(13,638)	(394)
Total costs	$254,944	$184,193
Gross customer activations (000s)	695	493
Sales and marketing cost per gross customer activation	$367	$374

General and administrative expenses increased 50% ($111.6 million) to $333.1 million in 2003 from $221.5 million in 2002. These expenses include the costs of operating U.S. Cellular’s customer care centers, the costs of serving and retaining customers and the majority of U.S. Cellular’s corporate expenses.  The increase in general and administrative expenses is primarily due to increases in billing-related expenses ($25.8 million), customer retention expenses ($13.0 million), bad debt expenses ($12.0 million), expenses related to payments into the federal universal service fund based on an increase in rates due to changes in FCC regulations ($10.4 million) and various customer service-related expenses as a result of the 22% increase in the customer base. The increase in billing-related expenses is primarily related to maintenance of the Chicago market’s billing system and the ongoing conversion of such billing system to the system used in U.S. Cellular’s other operations.  The above factors were all impacted by the acquisition of the Chicago market.

U.S. Cellular anticipates that customer retention expenses will increase in the future as it changes to a single digital technology platform and certain customers will require new handsets. A substantial portion of these customer retention expenses are anticipated to be agent rebates, which are recorded as a reduction of equipment sales revenues.

Depreciation expense increased 35% ($47.5 million) to $182.4 million in 2003 from $134.9 million in 2002 primarily due to the 33% increase in average fixed assets since June 30, 2002.  The increase in fixed asset balances in 2003 resulted from the addition of new cell sites, the acquisition of the Chicago market, the migration of the network to CDMA, the addition of digital ratio channels, the upgrade to provide digital service and the investment in billing and office systems.

Amortization and Accretion expense increased 124% ($17.7 million) to $31.9 million in 2003 from $14.2 million in 2002 primarily driven by the $11.1 million of amortization related to the customer list intangible assets and other deferred charges acquired in the USCOC of Chicago transaction during 2002. These customer list assets are amortized based on the average customer retention periods of each customer list. Amortization and accretion expense includes $2.2 million of accretion related to the asset retirement obligation in 2003.

Loss on assets held for sale totaled $27.0 million in 2003. This loss represents the difference between the fair value of the assets U.S. Cellular expects to receive in the AT&T Wireless transaction, as determined by an independent valuation, and the recorded value of the assets it expects to transfer to AT&T Wireless. Subsequent to recording the loss, the recorded value of the assets U.S. Cellular expects to transfer to AT&T Wireless is equal to the fair value of the assets U.S. Cellular expects to receive from AT&T Wireless.  This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

Operating income decreased $134.1 million to $46.8 million in 2003 from $180.9 million in 2002. The decline in operating income reflects increased expenses from the acquisition, launch and transition costs related to the Chicago market; increased number of cell sites and the number of minutes used on U.S. Cellular’s network; increased depreciation expense driven by the increase in average fixed assets; increased equipment subsidies; increased bad debt, customer retention and universal service funding expenses; and the loss on assets held for sale. U.S. Cellular expects most of the above factors, except for those related to the launch and transition of the Chicago market, to continue to have an effect on operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income to fluctuate over the next several quarters.

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

TDS Telecom’s incumbent local exchange carrier subsidiaries served 718,800 equivalent access lines at June 30, 2003, a 2% (12,800 equivalent access lines) increase from the 706,000 equivalent access lines at June 30, 2002.  Acquisitions in 2002 added 7,800 equivalent access lines while internal growth added 5,000 equivalent access lines.

TDS Telecom’s competitive local exchange carrier subsidiaries served 323,600 equivalent access lines at June 30, 2003, a 33% (79,700 equivalent access lines) increase from 243,900 equivalent access lines served at June 30, 2002.

Operating revenues increased 10% ($40.2 million) to $423.0 million in 2003 from $382.8 million in 2002. Competitive local exchange carrier operations, reflecting customer growth, contributed $25.4 million to the increase in operating revenues in 2003.  Telephone companies acquired in 2002 contributed operating revenues of $8.7 million in 2003. In addition, the operations of relatively new services such as long distance resale, Internet service and digital subscriber line service increased operating revenues $3.6 million in 2003.

Operating expenses increased 3% ($8.6 million) to $343.8 million during 2003 from $335.2 in 2002,

reflecting primarily growth in access lines and growth in expenses related to the newer services and offset by a reduction in bad debt expense in 2003 as compared to 2002 due to the bankruptcies of certain long distance carriers in 2002.

Operating income increased 66% ($31.4 million) to $79.1 million in 2003 from $47.7 million in 2002 reflecting improved operating results from competitive local exchange carrier operations, the reduction of bad debt expense and the operating results of acquired incumbent local exchange carrier companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Incumbent Local Exchange Operations
Operating Revenues
Local service	$49,742	$47,432	$98,793	$94,275
Network access and long-distance	88,438	85,885	178,090	168,969
Miscellaneous	21,625	21,734	42,519	41,328
	159,805	155,051	319,402	304,572
Operating Expenses
Cost of services and products (exclusive of depreciation and amortization included below)	39,834	33,997	77,979	65,694
Selling, general and administrative expense	44,616	49,851	87,033	94,703
Depreciation and amortization	32,121	32,047	65,740	64,502
	116,571	115,895	230,752	224,899
Incumbent Local Exchange
Operating Income	$43,234	$39,156	$88,650	$79,673

Competitive Local Exchange Operations
Operating Revenues	$52,479	$41,762	$104,918	$79,516

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization included below)	19,220	21,159	41,003	41,244
Selling, general and administrative expense	29,320	30,559	57,306	56,362
Depreciation and amortization	8,087	7,180	16,118	13,872
	56,627	58,898	114,427	111,478
Competitive Local Exchange
Operating (Loss)	$(4,148)	$(17,136)	$(9,509)	$(31,962)

Intercompany revenue elimination	(807)	(709)	(1,339)	(1,207)
Intercompany expense elimination	(807)	(709)	(1,339)	(1,207)

Operating Income	$39,086	$22,020	$79,141	$47,711

Local Telephone Operations

Operating revenues increased 5% ($14.8 million) to $319.4 million in 2003 from $304.6 million in 2002.  Average monthly revenue per equivalent access line increased 1% ($0.60) to $74.51 in 2003 from $73.91 in 2002.  The numerator of this calculation of average monthly revenues per equivalent access line for the six months ended June 30, 2003 and 2002 consists of the revenue for the respective period divided by six. The denominator consists of the average equivalent access lines.  Average equivalent access lines totaled 714,500 for the six months ended June 30, 2003 and 686,800 for the six months ended June 30, 2002.  Acquisitions increased operating revenues by $8.7 million in 2003.  Revenues from Internet, digital subscriber line and other non-regulated lines of business increased miscellaneous revenues by $2.1 million in 2003.  As of June 30, 2003, TDS Telecom incumbent local exchange carrier operations were providing Internet service to 116,700 customers compared to 118,000 customers in 2002 and were providing digital subscriber line service to 16,200 customers compared to 6,500 customers in 2002.  Dial-up Internet accounts declined as customers shifted to broadband services.  Revenues from reselling long distance service increased network access and long distance revenues by $1.5 million in 2003. As of June 30, 2003, TDS Telecom incumbent local exchange carrier operations were providing long distance service to 211,900 customers compared to 176,300 customers in 2002.

Operating expenses increased by 3% ($5.9 million) to $230.8 million in 2003 from $224.9 in 2002.  Cost of service and products increased by 19% ($12.3 million) in 2003.  Acquisitions increased operating expenses before depreciation and amortization by $5.6 million in 2003. The cost of providing long distance, Internet and digital subscriber line service to an increased customer base increased expenses by $3.5 million. Cost of goods sold related to digital subscriber line service, business systems and providing long distance service increased $2.5 million.  Selling, general and administrative expenses decreased by 8% ($7.7 million) in 2003.  Bad debt expense recorded in 2002 included $8.8 million related to the write-off of pre-petition accounts receivable due to the bankruptcy of WorldCom and Global Crossing.  In 2003, the incumbent local telephone companies recovered $900,000 of bad debt write-offs related to the WorldCom bankruptcy filing.  Depreciation and amortization increased 2% ($1.2 million) in 2003.

Operating income increased 11% ($9.0 million) to $88.7 million in 2003 from $79.7 million in 2002 primarily due to the reduction in bad debt expense and the partial recovery of amounts due from WorldCom and Global Crossing and the contribution of the acquired companies.  Local telephone operating expenses are expected to increase due to inflation while additional revenues and expenses are expected from new or expanded product offerings.

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

Operating revenues (revenue from the provision of local and long-distance telephone service) increased 32% ($25.4 million) to $104.9 million in 2003 from $79.5 million in 2002 as equivalent access lines served increased to 323,600 at June 30, 2003 from 243,900 at June 30, 2002.  Operating revenue in 2003 also includes one-time settlements, which increased access revenues by $2.0 million.  Average monthly revenue per equivalent access line was $57.23 in 2003 and $60.46 in 2002.  The numerator of this calculation of average monthly revenues per equivalent access line for the six months ended June 30, 2003 and 2002 consists of the revenue for the respective period divided by six. The denominator consists of the average equivalent access lines.  Average equivalent access lines totaled 305,600 for the six months ended June 30, 2003 and 219,200 for the six months ended June 30, 2002.  The decline in average monthly revenue per equivalent access line is primarily related to FCC orders that have reduced the amount that can be charged to Internet service providers and long-distance carriers.

Operating expenses increased 3% ($2.9 million) to $114.4 million in 2003 from $111.5 million in 2002.  Cost of service and products decreased slightly ($0.2 million) in 2003.  Selling, general and administrative expenses increased by 2% ($0.9 million) in 2003.  In 2003, the competitive local exchange carriers recovered $700,000 of bad debts written off in 2002 related to the bankruptcy filing of WorldCom.  The competitive local exchange carriers had bad debt write-offs of $2.6 million in 2002 for both WorldCom and Global Crossing. Competitive local exchange carrier expenses in 2003 also include $2.3 million in one-time expense reductions relative to RBOC payments for unsatisfactory service level performance.  These payments are not expected to continue.  Depreciation and amortization increased 16% ($2.2 million) in 2003 due to increase in fixed assets.

Operating loss decreased 70% ($22.5 million) to ($9.5) million in 2003 from ($32.0) million in 2002.  The decline in competitive local exchange operating losses primarily reflects growth in revenues complemented by cost constraint.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Operating Revenues increased 18% ($130.9 million) to $851.3 million during the second quarter of 2003 from $720.4 million in 2002 for reasons generally the same as the first six months.

U.S. Cellular revenues increased 22% ($115.5 million) to $639.8 million in 2003 from $524.3 million in 2002.  Retail service revenue increased 24% ($97.9 million) in the second quarter of 2003, while inbound roaming revenue decreased 9% ($5.5 million).  Average monthly service revenue per customer was $47.38 in the second quarter of 2003 and $47.48 in 2002. Average retail service per customer increased to $38.69 from $37.93.  The numerator of this calculation of average monthly revenues per customer for the three months ended June 2003 and 2002 consists of the revenue for the respective three month period divided by three.  The denominator consists of the average number of customers.  Average customers totaled 4,292,000 for the three months ended June 30, 2003 and 3,518,000 for the three months ended June 30, 2002.

TDS Telecom revenues increased 8% ($15.4 million) to $211.5 million in the second quarter of 2003 from $196.1 million in 2002 due to the growth in incumbent local exchange carrier operations ($4.8 million) and growth in competitive local exchange carrier operations ($10.7 million). Average monthly revenue per incumbent local exchange carrier access line decreased to $74.35 in the second quarter of 2003 from $74.58 in 2002.  The numerator of this calculation of average monthly revenues per equivalent access line for the three months ended June 30, 2003 and 2002 consists of the revenue for the respective period divided by three. The denominator consists of the average equivalent access lines.  Average equivalent access lines totaled 716,400 for the three months ended June 30, 2003 and 712,300 for the three months ended June 30, 2002.

Operating Expenses rose 27% ($162.0 million) to $759.2 million during the second quarter of 2003 from $597.2 million in 2002 for reasons generally the same as the first six months.

U.S. Cellular expenses increased 39% ($163.7 million) to $586.8 million in 2003 from $423.1 million in 2002. System operations expense (excluding depreciation) increased 24% ($28.9 million).  Marketing and selling expenses, including cost of equipment sold, increased 35% ($40.4 million).  Gross customer activations increased 34% in the second quarter of 2003 as compared to the same period in 2002.  Sales and marketing cost per gross customer addition decreased to $378 in the second quarter of 2003 from $386 in 2002.

	Three Months Ended June 30,
	2003	2002
		(As Restated)
Components of cost (000s):
Marketing and selling expenses	$98,548	$78,899
Cost of equipment sold	57,362	36,588
Less equipment sales revenues	(29,701)	(23,186)
Less retention-related agent rebate reductions of equipment sales revenues	(5,774)	(395)
Total costs	$120,435	$91,906
Gross customer activations (000s)	319	238
Sales and marketing cost per gross customer activation	$378	$386

General and Administrative expense increased 55% ($62.6 million).  Based upon results of the operations held for sale in the second quarter of 2003, an additional $3.5 million of loss on assets of operations held for sale was recorded.  Depreciation expense increased 27% ($18.5 million) while amortization and accretion expense increased $9.7 million.

TDS Telecom expenses decreased 1% ($1.7 million) to $172.4 million in 2003 from $174.1 million in 2002 primarily due to the change in bad debt expense.  In the second quarter of 2002 bad debt expense related to the WorldCom bankruptcy increased incumbent local exchange carrier expenses by $5.8 million and competitive local exchange carrier expenses by $2.2 million.

Operating Income decreased 25% ($31.2 million) to $92.1 million in the second quarter of 2003 from $123.3 million in 2002. U.S. Cellular’s operating income decreased 48% ($48.3 million) while TDS Telecom’s operating income increased 78% ($17.1 million).  The decrease in U.S. Cellular’s operating income is primarily due to higher expenses related to the launch of the Chicago market, growth in customers and minutes of use. The increase at TDS Telecom reflects decreased bad debt expense and improvements in losses incurred in the competitive local exchange carrier operations.

Investment and Other Income (Expense) totaled $(42.7) million in 2003 and $(1,699.7) million in 2002.

Interest and dividend income decreased $42.1 million to $6.1 million in the second quarter of 2003. The decrease is due to the $45.3 million dividend TDS recorded on its investment in Deutsche Telekom in 2002.  Deutsche Telekom did not pay a dividend in 2003.

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

Interest Expense increased 51% ($14.9 million) to $44.0 million in the second quarter of 2003 from $29.1 million in 2002 for reasons generally the same as the first six months.

Income Tax Expense (Benefit) totaled $23.6 million in 2003, a change of $633.1 million from a benefit of $(609.5) million in 2002.  The effective tax (benefit) rate was 47.8% in 2003 and (38.7)% in 2002.  For an analysis of TDS’s effective tax rates in the second quarter of 2003 and 2002, see Note 4 - Income Taxes.

Minority Share of (Income) Loss changed $21.4 million to $(6.3) million in the second quarter of 2003 from $15.1 million in 2002.  U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $400,000 due to U.S. Cellular’s loss on marketable securities and other investments and loss on assets held for sale and by $25.9 million in 2002 due to U.S. Cellular’s loss on marketable securities and other investments.

	Three Months Ended June 30,
	2003	2002	Change
	As Restated
	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders’	$(5,050)	$15,722	$(20,772)
Minority Shareholders’ or Partners’	(1,213)	(610)	(603)
	(6,263)	15,112	(21,375)
Other	(31)	3	(34)
	$(6,294)	$15,115	$(21,409)

Net Income (Loss) Available to Common totaled $19.4 million, or $0.34 per diluted share, in the second quarter of 2003, compared to $(951.9) million, or $(16.23) per diluted share, in the second quarter of 2002.

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

TDS has two subsidiary trusts, TDS Capital I and TDS Capital II, that are variable interest entities pursuant to FIN 46.  Effective July 1, 2003, pursuant to the provisions of FIN 46, TDS will discontinue consolidating the subsidiary trusts.

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

On August 1, 2003, TDS announced that its subsidiary trusts, TDS Capital I and TDS Capital II will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”).  The redemption date is expected to be September 2, 2003.  The redemption price of both the 8.5% and 8.04% TOPrS will equal 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions.  Upon redemption of the TOPrS by the subsidiary trusts, TDS will not have any variable interest entities pursuant to FIN 46.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003, and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” TDS will adopt the provisions of this Standard to contracts entered into or modified after June 30, 2003 and to hedging relationships designated after June 30, 2003.  Since the provisions of this Statement will be applied prospectively, there will be no impact to TDS’s June 30, 2003 financial position or results of operations.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise beginning July 1, 2003. SFAS No. 150 requires freestanding financial instruments within its scope to be recorded as a liability in the financial statements.  Freestanding financial instruments include mandatorily redeemable financial instruments, obligations to repurchase issuer’s equity shares and certain obligations to issue a variable number of issuer’s shares.  As of June 30, 2003, TDS had $300 million of Company – Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust that are free standing financial instruments within the scope of SFAS No. 150.  However, the Subsidiary Trusts holding these securities will be deconsolidated pursuant to FIN 46, effective July 1, 2003.  As of June 30, 2003, TDS had no other freestanding financial instruments within the scope of SFAS No. 150.  Upon adoption, this Statement is not expected to have any effect on TDS’s financial position or results of operations.

FINANCIAL RESOURCES

Cash Flows From Operating Activities.  TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $321.0 million in the first six months of 2003 compared to $411.3 million in 2002.  The following table is a summary of the components of cash flows from operating activities.

	Six Months Ended June 30,
	2003	2002
	As Restated
	(Dollars in thousands)
Income (loss) before cumulative effect of accounting change	$14,484	$(937,780)
Adjustments to reconcile income (loss) to net cash provided by operating activities	361,139	1,340,841
	375,623	403,061
Changes in assets and liabilities	(54,601)	8,233
	$321,022	$411,294

Changes in working capital and other assets and liabilities used $54.6 million in 2003 and provided $8.2 million in 2002 reflecting timing differences in the payment of accounts payable, the receipt of accounts receivable, the change in accrued taxes and materials and supplies balances.

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

Cash expenditures for capital additions required $360.9 million in first six months of 2003 and $327.3 million in first six months of 2002. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $304.0 million in first six months of 2003 and $256.8 million in first six months of 2002 representing expenditures to construct cell sites, to replace retired assets, to improve business systems, to migrate to a single digital equipment platform - CDMA, and to build and launch new markets. TDS Telecom capital expenditures for its local telephone operations totaled $44.7 million in first six months of 2003 and $44.5 million in first six months of 2002 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities.  TDS Telecom’s capital expenditures for competitive local exchange operations totaled $9.2 million in first six months of 2003 and $26.0 million in first six months of 2002 for switching and other network facilities.  Corporate capital expenditures totaled $3.0 million in first six months of 2003.

Distributions from unconsolidated investments provided $17.9 million in 2003 and $6.2 million in 2002.  TDS acquired a telephone company and three wireless licenses for $73.7 million in 2002.  TDS received a cash refund of $47.6 million on its FCC deposits in 2002

Cash Flows from Financing Activities

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

TDS had a $600 million revolving credit facility for general corporate purposes at June 30, 2003.  TDS had $3.3 million of letters of credit outstanding against the revolving credit agreement leaving $596.7 million available for use.  The credit facility expires in January 2007.  Borrowings bear interest at the London InterBank Offering Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating.  The contractual spread was 30 basis points as of June 30, 2003 (for a rate of 1.42% based on LIBOR at June 30, 2003).

TDS also had $75 million of additional bank lines of credit for general corporate purposes at June 30, 2003, all of which was unused.  The lines of credit expire in less than one year. These line of credit agreements provide for borrowings at negotiated rates up to the prime rate (4.0% at June 30, 2003).

U.S. Cellular had a $500 million bank revolving line of credit (“1997 Revolving Credit Facility”) for general corporate purposes at June 30, 2003, $20.0 million of which was unused.  The 1997 Revolving Credit Facility expires in August 2004.  This line of credit provides for borrowings at LIBOR plus a contractual spread, based on U.S. Cellular’s credit rating, which was 19.5 basis points as of June 30, 2003 (for a rate of 1.315% based on LIBOR at June 30, 2003).

U.S. Cellular also had a $325 million bank revolving line of credit (“2002 Revolving Credit Facility”) to be used for general corporate purposes at June 30, 2003, $199.8 million of which was unused.  The 2002 Revolving Credit Facility expires in June 2007.  This line of credit provides for borrowings with interest at LIBOR plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of June 30, 2003 (for a rate of 1.67% based on LIBOR at June 30, 2003).

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

On August 1, 2003, TDS announced that its subsidiary trusts, TDS Capital I and TDS Capital II will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”).  The redemption date is expected to be September 2, 2003.  The redemption price of both the 8.5% and 8.04% TOPrS will be equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions. The outstanding amount of the 8.5% TOPrS to be redeemed is $150 million.  The outstanding amount of the 8.04% TOPrS to be redeemed is $150 million.  There will be no gain or loss on the redemption of these securities.

Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.  The investment in Deutsche Telekom resulted from TDS’s sale of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, to VoiceStream Wireless for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depositary Receipts representing Vodafone stock.  The investment in Rural Cellular Corporation is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular Corporation, and the distribution of Rural Cellular Corporation stock in exchange for these interests.  The investment in VeriSign is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. TDS has not disposed of the investments because their low tax basis would likely trigger a substantial taxable gain upon disposition.

Subsidiaries of TDS and U.S. Cellular have entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that it holds.  The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or cash. TDS and U.S. Cellular have provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by its subsidiaries. If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet.  As of June 30, 2003, such deferred tax liabilities totaled $877.8 million.

Capital Expenditures

U.S. Cellular’s estimated capital spending for 2003 totals approximately $650-$670 million, primarily to add cell sites to expand and enhance coverage, to provide additional capacity to accommodate increased network usage, to provide additional digital service capabilities including the migration toward a single digital platform – CDMA technology, to build out certain personal communications service licensed areas and to enhance office systems. U.S. Cellular’s capital expenditures for the six months ended June 30, 2003 totaled $304.0 million, including $43 million for the conversion to CDMA. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash and funds from the revolving credit facilities.

U.S. Cellular expects capital expenditures related to the buildout of the personal communication service licensed areas it acquired in 2001-2003, including those included in the AT&T Wireless transaction, to be substantial.  See the “Acquisitions and Divestitures” section below for a discussion of the AT&T Wireless transaction.  U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years.  Approximately $80 million of the estimated capital spending for the remainder of 2003 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of personal communication service licensed areas.

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

TDS Telecom’s estimated capital spending for 2003 approximates $165 million.  The incumbent local telephone companies are expected to spend approximately $130 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services.  The competitive local exchange companies are expected to spend approximately $35 million to build switching and other network facilities to meet the needs of a growing customer base.  TDS Telecom’s incumbent local exchange carrier capital expenditures totaled $44.7 million and the competitive local exchange carrier capital expenditures totaled $9.2 million for the six months ended June 30, 2003.  TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions and Divestitures

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties, which was still pending at June 30, 2003. The closing of the transfer of the U.S. Cellular properties to AT&T Wireless and the assignments to U.S. Cellular from AT&T Wireless of a portion of the personal communication service licenses occurred on August 1, 2003. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communication service licenses in 13 states, representing 12.2 million incremental population equivalents contiguous to existing properties and 4.4 million population equivalents that overlap existing properties in the Midwest and the Northeast. On the initial closing date, U.S. Cellular also received approximately $31 million in cash (excluding a working capital adjustment) and minority interests in six markets it currently controls.  Also on the initial closing date, U.S. Cellular transferred wireless assets and customers in 10 markets, representing 1.5 million population equivalents, in Florida and Georgia to AT&T Wireless.  The assignment and development of certain licenses has been deferred by U.S. Cellular until later periods.  The acquisition of licenses in the exchange will be accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless will be accounted for as a sale.

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

The U.S. Cellular Board of Directors has authorized management to opportunistically repurchase liquid yield option notes, otherwise know as LYONs, in private transactions.  U.S. Cellular may also purchase a limited amount of LYONs in open-market transactions from time to time.  U.S. Cellular LYONs are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into U.S. Cellular Common Shares at a conversion rate of 9.475 U.S. Cellular Common Shares per LYONs.  Upon conversion, U.S. Cellular has the option to deliver to holders either U.S. Cellular Common Shares or cash equal to the market value of the U.S. Cellular Common Shares into which LYONs are convertible.  U.S. Cellular may redeem the notes for cash at the issue price plus accrued original issue discount through the date of redemption.

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

License Costs and Goodwill

TDS reported $979.8 million of wireless license costs and $1,005.0 million of goodwill, at June 30, 2003 as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. Included in Assets of Operations Held For Sale was $55.1 million of license costs and $93.7 million of goodwill at June 30, 2003.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties.  Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available.  If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques.  Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure.  The use of these techniques involves assumptions by management about the following factors that are highly uncertain and can result in a range of values: future cash flows, the appropriate discount rate, and other factors and inputs.

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

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies.  TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit ($397.0 million), its competitive local exchange carrier reporting units ($29.4 million), and a wireless investment reporting unit ($30.9 million).  The incumbent local exchange carrier reporting unit was valued using a multiple of cash flow valuation technique. The competitive local exchange carrier and wireless investment reporting units were valued using a discounted cash flow analysis.

In the first quarter of 2003, TDS recorded a $3.5 million license cost impairment loss related to the investment in a non-operating market in Florida that will remain after the AT&T Wireless exchange.  The annual impairment testing was performed at both U.S. Cellular and TDS Telecom in the second quarter of 2003.  Based on this review, TDS recorded a $5.0 million impairment loss on goodwill related to a cellular investment held at TDS Telecom in the second quarter of 2003.

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

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet.  TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, establish a valuation allowance. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  TDS’s current net deferred tax asset was $20.3 million as of June 30, 2003, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2003 are as follows:

June 30, 2003
As Restated
(Dollars in thousands)

Deferred Tax Asset
Net operating loss carryforwards	$82,923
Partnership investments	40,010
Derivative investments	126,336
249,269
Less valuation allowance	(49,868)
Total Deferred Tax Asset	199,401

Deferred Tax Liability
Marketable equity securities	877,771
Property, plant and equipment	390,214
Licenses	155,319
Other	3,959
Total Deferred Tax Liability	1,427,263
Net Deferred Income Tax Liability	$1,227,862

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

Assets of Held for Sale Operations

In connection with the exchange of wireless properties with AT&T Wireless, the consolidated balance sheet and supplemental data of TDS reflect the assets and liabilities to be transferred as of June 30, 2003 as assets and liabilities of operations held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred continue to be included in results from continuing operations through the closing date, which occurred on August 1, 2003.

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

In accordance with SFAS No. 144, TDS recorded an estimated pre-tax loss of $27.0 million related to the sale of assets to AT&T Wireless. This loss represents the difference between the fair value of the assets TDS expects to receive in the AT&T Wireless transaction, as determined by an independent valuation, and the recorded value of the assets it transferred to AT&T Wireless. Subsequent to recording the loss, the recorded value of the assets TDS expects to transfer to AT&T Wireless is equal to the fair value of the assets TDS expects to receive from AT&T Wireless. This loss may require an adjustment during the third quarter of 2003 to reflect the final amounts of the fair value of assets received and the recorded value of the assets transferred.

TDS anticipates that it will record an additional charge to the Statement of Operations of approximately $12 million for income taxes and will have a current liability of approximately $5 million related to state income taxes on the completion of the transaction. As a result of the Jobs and Growth Tax Relief Reconciliation Act of 2003, enacted in May of 2003, TDS anticipates that it will claim additional federal tax depreciation deductions in 2003. Such additional depreciation deductions are expected to result in a federal net operating loss for TDS for 2003; accordingly, TDS anticipates that there will be no current federal tax liability in 2003 attributable to the planned exchange of assets with AT&T Wireless.

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

Based on the completion of U.S. Cellular’s transaction with AT&T Wireless, the TDS Companies have reviewed their forward-looking statements.  The revised statements for the year 2003, inclusive of costs for build out of some markets acquired in the AT&T Wireless transaction are as follows:

U.S. Cellular 2003 Outlook

Net adds	475,000 – 500,000
Service revenues	$2.35 – $2.4 billion
Depreciation and amortization	$445 – $450 million
Operating income*	$170 – $190 million
Capital spending	$650 – $670 million

*Includes $27 million in operating expenses related to loss on assets held  for sale related to the AT&T Wireless exchange

Incumbent Local Exchange Carrier 2003 Outlook

Revenues	$635 – $645 million
Depreciation and amortization	$135 million
Operating income	$170 – $180 million
Capital spending	$130 million

Competitive Local Exchange Carrier 2003 Outlook

Revenues	$210 – $220 million
Depreciation and amortization	$35 million
Operating income	$(35) – $(25) million
Capital spending	$35 million

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

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or exchanges of non-strategic assets.  The market value of these investments aggregated $2,300.2 million at June 30, 2003 and $1,944.9 million at December 31, 2002. As of June 30, 2003, the net unrealized holding gain, net of tax and minority interest, included in accumulated other comprehensive income totaled $461.1 million. Management continues to review the valuation of the investments on a periodic basis.

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

Under the terms of the forward contracts, TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any.  The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares.  The collars effectively limit TDS’s downside risk and upside potential on the contracted shares.  The collars are typically adjusted for any changes in dividends on the contracted shares.  The forward contracts may be settled in shares of the respective marketable equity security or in cash upon expiration of the forward contract.  If TDS and U.S. Cellular elect to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula.  If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of June 30, 2003, such deferred tax liabilities totaled $877.8 million.

The following table summarizes certain facts relating to the contracted securities as of June 30, 2003.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07 - $16.07	$20.88 - $23.21	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$13.71 - $16.33	1,532,257
				1,754,114
Unamortized debt discount				89,519
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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’ disclosure controls and procedures (as defined in Rules 13a-15(e)) as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

At the Annual Meeting of Shareholders of TDS, held on May 8, 2003, the following number of votes were cast for the matters indicated:

1.     (a)  For the election of three Class I Directors of TDS by holders of Series A Common and Preferred shares:

Nominee	For	Withhold	Broker Non-Vote
James Barr, III	66,117,727	18	—
Sandra L. Helton	66,111,276	6,469	—
George W. Off	66,117,745	—	—

(b)         For the election of one Class I Director of TDS by the Common Holders:

Nominee	For	Withhold	Broker Non-Vote
Martin L. Solomon	47,348,519	1,304,616	—

2.               Proposal to approve the 2003 Employee Stock Purchase Plan of TDS:

For	Against	Abstain	Broker Non-Vote
107,560,978	1,278,067	179,677	5,752,157

3.               Proposal to approve the amendment to the 1998 Long-term Incentive Program of TDS:

For	Against	Abstain	Broker Non-Vote
100,235,643	8,168,423	614,656	5,752,157

4.               Proposal to ratify the selection of PricewaterhouseCoopers LLP for 2003:

For	Against	Abstain	Broker Non-Vote
113,174,705	1,411,306	184,868	—

Item 5.  Other Information

On August 1, 2003, TDS announced that its subsidiary trusts, TDS Capital I and TDS Capital II, will both redeem all of their outstanding Trust Originated Preferred Securities (“TOPrSSM”). A copy of the news release is attached as Exhibit 99.1.

On August 1, 2003, U.S. Cellular announced that it had completed a portion of its previously announced exchange of assets with AT&T Wireless. A copy of the news release is attached as Exhibit 99.2.

Item 6.  Exhibits and Reports on Form 8-K.

(a)            Exhibits:

Exhibit 11 - Computation of earnings per common share is included herein as footnote 7 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.1 – News release announcing the intent of TDS’s subsidiary trusts, TDS Capital I and TDS Capital II, to redeem its Trust Originated Preferred Securities.*

Exhibit 99.2 – News release dated August 1, 2003 announcing the completion of the exchange of assets between U.S. Cellular and AT&T Wireless.*

* Previously filed as an exhibit to the TDS Form 10-Q for the quarterly period ended June 30, 2003.

(b)         Reports on Form 8-K filed during the quarter ended June 30, 2003:

TDS filed a Current Report on Form 8-K dated May 5, 2003, for the purpose of filing TDS’s first quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	February 17, 2004	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer

Date	February 17, 2004	/s/ Sandra L. Helton
Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	February 17, 2004	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2003 Second Quarter Form 10-Q/A