Form 10-Q/A
period 2003-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-02-17
CIK 1051512

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Shares, $.01 par value	51,002,334 Shares
Series A Common Shares, $.01 par value	6,438,113 Shares

EXPLANATORY NOTE

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2003 (the “Quarterly Report”), to amend Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” contained in Part I “Financial Information” of the Quarterly Report and Item 6 “Exhibits and Reports of Form 8-K” contained in Part II “Other Information” of the Quarterly Report.

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

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of November 12, 2003.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

TELEPHONE AND DATA SYSTEMS, INC.

3rd QUARTER REPORT ON FORM 10-Q/A

INDEX

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2003 and 2002 (as restated)	4

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002 (as restated)	5

	Consolidated Balance Sheets - September 30, 2003 (as restated) and December 31, 2002	6-7

	Notes to Consolidated Financial Statements	8-24

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	25-27

	Nine Months Ended September 30, 2003 and 2002
	U.S. Cellular Operations	28-33
	TDS Telecom Operations	34-36
	Three Months Ended September 30, 2003 and 2002	36-38
	Recent Accounting Pronouncements	38-39
	Financial Resources	39-40
	Liquidity and Capital Resources	41-44
	Application of Critical Accounting Policies and Estimates	45-48
	Outlook	49
	Certain Relationships and Related Transactions	49
	Other Matters	49
	Safe Harbor Cautionary Statement	50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51-52

Item 4.	Controls and Procedures	53

Part II.	Other Information

Item 1.	Legal Proceedings	54

Item 6.	Exhibits and Reports on Form 8-K	54

Signatures		55

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)

OPERATING REVENUES	$874,754	$784,102	$2,533,459	$2,169,742

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	270,829	245,504	796,415	644,934
Selling, general and administrative expense	327,080	301,179	1,011,156	831,195
Depreciation, amortization and accretion expense	144,238	143,209	440,367	370,744
(Gain) Loss on assets held for sale	(1,442)	—	25,558	—
	740,705	689,892	2,273,496	1,846,873

OPERATING INCOME	134,049	94,210	259,963	322,869

INVESTMENT AND OTHER INCOME (EXPENSE)
Interest and dividend income	4,426	2,213	14,823	52,447
Investment income	11,644	13,335	37,911	32,124
(Loss) on marketable securities and other investments	—	(90,071)	(8,500)	(1,846,597)
Interest expense	(41,604)	(33,451)	(128,957)	(92,170)
Minority interest in income of subsidiary trust	(4,273)	(6,202)	(16,678)	(18,607)
Other (expense), net	(8,550)	2,511	(14,488)	2,494
	(38,357)	(111,665)	(115,889)	(1,870,309)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	95,692	(17,455)	144,074	(1,547,440)
Income tax expense (benefit)	49,541	(1,205)	76,988	(588,323)

INCOME (LOSS) BEFORE MINORITY INTEREST	46,151	(16,250)	67,086	(959,117)
Minority Share of (Income) Loss	(11,537)	(4,238)	(17,988)	849
INCOME (LOSS) FROM CONTINUING OPERATIONS	34,614	(20,488)	49,098	(958,268)
Discontinued Operations, net of tax	(1,609)	—	(1,609)	—
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES	33,005	(20,488)	47,489	(958,268)
Cumulative effect of accounting changes, net of tax and minority interest	—	—	(11,789)	3,366

NET INCOME (LOSS)	33,005	(20,488)	35,700	(954,902)
Preferred Dividend Requirement	104	105	312	323
NET INCOME (LOSS) AVAILABLE TO COMMON	$32,901	$(20,593)	$35,388	$(955,225)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,420	58,660	57,829	58,633
BASIC EARNINGS PER SHARE (Note 8)
Income (Loss) from Continuing Operations	$0.60	$(0.35)	$0.84	$(16.35)
Discontinued Operations	(0.03)	—	(0.03)	—
Cumulative Effect of Accounting Changes	—	—	(0.20)	0.06
Net income (loss) available to common	$0.57	$(0.35)	$0.61	$(16.29)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,793	58,660	57,924	58,633
DILUTED EARNINGS PER SHARE (Note 8)
Income (Loss) from Continuing Operations	$0.60	$(0.35)	$0.84	$(16.35)
Discontinued Operations	(0.03)	—	(0.03)	—
Cumulative Effect of Accounting Changes	—	—	(0.20)	0.06
Net income (loss) available to common	$0.57	$(0.35)	$0.61	$(16.29)

DIVIDENDS PER SHARE	$0.155	$0.145	$0.465	$0.435

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2003	2002
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$49,098	$(958,268)
Add (Deduct) adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	440,367	370,744
Deferred taxes	58,460	(660,318)
Investment income	(37,911)	(32,124)
Minority share of income (loss)	17,988	(849)
Loss on assets of operations held for sale	25,558	—
(Gain) loss on marketable securities and other investments	8,500	1,846,597
Noncash interest expense	19,868	7,326
Other noncash expense	27,236	12,557
Changes in assets and liabilities
Change in accounts receivable	76,360	(23,840)
Change in materials and supplies	15,373	16,609
Change in accounts payable	(105,287)	(1,035)
Change in advanced billings and customer deposits	15,212	15,726
Change in accrued taxes	31,119	57,626
Change in other assets and liabilities	(27,000)	(26,233)
	614,941	624,518

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(537,525)	(565,679)
Acquisitions, net of cash acquired	(1,251)	(528,638)
Proceeds from exchange transaction	33,958	—
Increase in notes receivable	(7)	(2,581)
Refund of FCC deposit	—	47,566
Distributions from unconsolidated entities	21,685	25,519
Investments in and advances to unconsolidated entities	(1,031)	829
Other investing activities	(1,977)	(10,229)
	(486,148)	(1,033,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	9,576	116,142
Issuance of long-term debt	900	2,395
Proceeds from forward contracts	—	680,360
Repayment of Trust Originated Preferred Securities	(300,000)	—
Prepayment of long-term notes	(70,500)	(51,000)
Repayments of long-term debt	(55,250)	(13,946)
Repurchase of TDS Common Shares	(56,522)	—
Dividends paid	(27,186)	(25,837)
Other financing activities	5,392	(3,406)
	(493,590)	704,708

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(364,797)	296,013
CASH AND CASH EQUIVALENTS -
Beginning of period	1,298,936	140,744
End of period	$934,139	$436,757

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	September 30, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$934,139	$1,298,936
Accounts receivable
Due from customers, less allowance of $23,572 and $24,627, respectively	256,982	272,997
Other, principally connecting companies, less allowance of $11,477 and $15,848, respectively	143,290	175,036
Federal income tax receivable	—	40,000
Materials and supplies, at average cost	57,259	72,441
Other current assets	80,569	88,602
	1,472,239	1,948,012

INVESTMENTS
Marketable equity securities	2,207,544	1,944,939
Wireless license costs	1,111,780	1,038,556
Wireless license rights	47,158	—
Goodwill	1,007,461	1,106,451
Customer lists, net of accumulated amortization of $19,453 and $6,567, respectively	27,201	40,087
Investments in unconsolidated entities	222,529	205,995
Notes receivable, less valuation allowance of $55,144 and $55,144, respectively	6,476	7,287
Other investments	15,374	14,914
	4,645,523	4,358,229

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,229,829	2,148,432
TDS Telecom	1,050,029	1,047,811
	3,279,858	3,196,243

OTHER ASSETS AND DEFERRED CHARGES
Derivative asset	—	2,630
Other	88,405	96,914
	88,405	99,544

TOTAL ASSETS	$9,486,025	$9,602,028

The accompanying notes to financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	September 30, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$19,210	$64,482
Notes payable	471,368	461,792
Accounts payable	250,763	361,758
Advance billings and customer deposits	108,469	95,922
Accrued interest	20,866	31,751
Accrued taxes	49,354	34,413
Accrued compensation	56,820	58,678
Other current liabilities	52,429	58,370
	1,029,279	1,167,166

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,259,149	1,170,505
Derivative liability	222,685	61,160
Asset retirement obligations	93,103	—
Other	62,811	55,645
	1,637,748	1,287,310

LONG-TERM DEBT
Long-term debt, excluding current portion	1,565,187	1,641,624
Prepaid forward contracts	1,668,656	1,656,616
	3,233,843	3,298,240

MINORITY INTEREST IN SUBSIDIARIES	508,153	489,735

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES of Subsidiary Trust Holding Solely Company Subordinated Debentures	—	300,000

PREFERRED SHARES	6,554	6,954

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 56,138,000 and 55,875,000 shares, respectively	561	559
Series A Common Shares, par value $.01 per share; authorized 25,000,000; issued and outstanding 6,438,000 and 6,602,000 shares, respectively	64	66
Capital in excess of par value	1,836,384	1,832,806
Treasury Shares, at cost, 5,136,000 and 3,799,000 shares, respectively	(459,023)	(404,169)
Accumulated other comprehensive income	252,290	191,704
Retained earnings	1,440,172	1,431,657
	3,070,448	3,052,623
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,486,025	$9,602,028

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

Certain amounts reported in prior periods have been reclassified to conform to the current period presentation. The allocation of certain costs between cost of services and selling, general and administrative expenses for the competitive local exchange operations has been revised for the three and nine months ended September 30, 2003 and 2002.  Total expenses have not changed.

U.S. Cellular  and TDS adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in January 2003.  In the fourth quarter of 2003, U.S. Cellular revised the probability that its lease cell sites would require remediation resulting in TDS restating its financial statements for the three and nine months ended September 30, 2003.  See Note 19 – Restatement of Financial Statements and Note 7 - Cumulative Effect of Accounting Changes.

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

2.               Summary of Significant Accounting Policies

Assets and Liabilities of Operations Held for Sale

TDS accounts for the disposal of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  When long-lived assets meet the held for sale criteria set forth in SFAS No. 144, the balance sheet will reflect the assets and liabilities of the properties to be disposed of as assets and liabilities of operations held for sale.  The assets and liabilities of operations held for sale will be presented separately in the asset and liability sections of the balance sheet.  The revenues and expenses of the properties to be disposed of will be included in operations until the transaction is completed.  See Note 11 - Acquisitions and Divestitures – Completed for the discussion of the sale and exchange of long-lived assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(As Restated)		(As Restated)
	(Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common
As Reported	$32,901	$(20,593)	$35,388	$(955,225)
Pro Forma Expense	(4,601)	(2,864)	(8,992)	(8,591)
Pro Forma Net Income (Loss) Available to Common	$28,300	$(23,457)	$26,396	$(963,816)

Basic Earnings (Loss)Per Share
As Reported	$0.57	$(0.35)	$0.61	$(16.29)
Pro Forma Expense Per Share	(0.08)	(0.05)	(0.16)	(0.15)
Pro Forma Basic Earnings (Loss) Per Share	$0.49	$(0.40)	$0.45	$(16.44)

Diluted Earnings (Loss) Per Share
As Reported	$0.57	$(0.35)	$0.61	$(16.29)
Pro Forma Expense Per Share	(0.08)	(0.05)	(0.16)	(0.15)
Pro Forma Diluted Earnings (Loss) Per Share	$0.49	$(0.40)	$0.45	$(16.44)

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

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and has recorded a $54.4 million liability upon adoption.  TDS also recorded a charge for a non-cash cumulative change in accounting principle of $11.8 million representing accumulated accretion and depreciation through December 31, 2002.  The U.S. Cellular asset retirement obligation increase by $7.5 million to $61.9 million as of September 30, 2003.  The increase was due to additional liabilities incurred of $4.2 million and accretion of $3.3 million.  See Note 19 – Restatement of Financial Statements for a discussion of the periodic impact due to accretion and depreciation.

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Actual
Net income (loss)	$33,005	$(20,488)	$35,700	$(954,902)
Basic earnings per share	$0.57	$(0.35)	$0.61	$(16.29)
Diluted earnings per share	$0.57	$(0.35)	$0.61	$(16.29)

Pro forma
Net income (loss)	$33,005	$(21,099)	$47,489	$(965,950)
Basic earnings per share	$0.57	$(0.36)	$0.81	$(16.47)
Diluted earnings per share	$0.57	$(0.36)	$0.81	$(16.47)

	At December 31, 2002	At January 1, 2002
Pro forma
Asset Retirement Obligation	$54,438	$45,246

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

At January 1, 2003, upon implementation of SFAS No. 143, TDS Telecom determined the amount of the incumbent local telephone companies asset retirement obligations required to be recorded was $29.9 million, and this asset retirement obligation was reclassified from accumulated depreciation to deferred liabilities and credits under the provisions of SFAS No. 143. The asset retirement obligation under SFAS No. 143 has increased to $31.2 million at September 30, 2003.  After the effect of this reclassification, the incumbent local telephone companies have an amount of $25.4 million as of January 1, 2003 ($27.7 million as of September 30, 2003) that remains in accumulated depreciation that represents asset retirement costs that have been accrued in accordance with depreciation rates promulgated by the respective state public utility commissions, which are in excess of asset retirement costs that are required to be accrued under the provisions of SFAS No. 143.  The accounting guidelines of the state public utility commission and the FCC provide that such costs of removal be recorded as accumulated depreciation.  These costs of removal are recorded based upon the guidelines of the incumbent local telephone companies’ regulators and are not an asset retirement obligation as defined by SFAS No. 143.  The adoption of SFAS No. 143 by TDS Telecom’s incumbent local telephone companies did not have a material effect on TDS’s financial position or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated

Effective Tax Rate From
Income from continuing operations excluding loss on marketable securities and other investments and loss on assets held for sale	42.2%	43.3%	42.4%	43.6%
Loss on marketable securities and other investments and loss on assets held for sale(1)	N/M	(36.2)%	(4.1)%	(38.9)%
Income (Loss) from continuing operations	51.8%	(6.9)%	53.4%	(38.0)%

(1)          The effective tax rate related to the provision for Loss on marketable securities and other investments and loss on assets held for sale is not meaningful.  Because TDS’s tax basis in the assets transferred to AT&T Wireless was lower than its book basis it was necessary for TDS to record a tax provision of $9.8 million at the time of this transfer in the third quarter of 2003.  TDS had previously disclosed that it had anticipated that this amount would be approximately $12 million.

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

	Three Months Ended September 30, 2002
	As Reported	Changes	As Restated
	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$	$(14,850)	$
Changes related to EITF 01-09 accrual (1)		(2,935)
	801,887	(17,785)	784,102
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(14,850)
Changes related to SAB 101(2)		(936)
	705,678	(15,786)	689,892
Operating Income	96,209	(1,999)	94,210
Net (Loss)	$(19,511)	$(977)	$(20,488)

Earnings Per Share — Net (Loss)
Basic	$(0.33)	$(0.02)	$(0.35)
Diluted	$(0.33)	$(0.02)	$(0.35)

	Nine Months Ended September 30, 2002
	As Reported	Changes	As Restated
	(Dollars in thousands, except per share amounts)
Effects of 2002 Accounting Changes
Operating Revenues
Changes related to EITF 01-09 reclassification (1)	$	$(18,221)	$
Changes related to EITF 01-09 accrual (1)		(2,935)
	2,190,898	(21,156)	2,169,742
Operating Expenses
Changes related to EITF 01-09 reclassification (1)		(18,221)
Changes related to SAB 101(2)		(2,989)
	1,868,083	(21,210)	1,846,873
Operating Income	322,815	54	322,869
Income (Loss) before Cumulative Effect of Accounting Change	(958,295)	27	(958,268)
Cumulative Effect of Accounting Change (2)	—	3,366	3,366
Net Income (Loss)	$(958,295)	$3,393	$(954,902)

Earnings Per Share – Cumulative Effect of Accounting Change
Basic	$—	$0.06	$0.06
Diluted	$—	$0.06	$0.06

Earnings Per Share – Net (Loss)
Basic	$(16.35)	$0.06	$(16.29)
Diluted	$(16.35)	$0.06	$(16.29)

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

7.               Cumulative Effect of Accounting Changes (As restated)

Effective January 1, 2003, TDS adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement.  The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million net of tax and minority interest, or $0.20 per basic and diluted share.

Effective January 1, 2002, U.S. Cellular changed its method of accounting for commission expenses related to customer activations and began deferring expense recognition of a portion of commission expenses equal to the amount of activation fees revenue deferred.  U.S. Cellular believes this change is a preferable method of accounting for such costs primarily due to the fact that the new method of accounting provides for better matching of revenue from customer activations to direct incremental costs associated with these activations within each reporting period.  The cumulative effect of this accounting change on periods prior to 2002 was recorded in 2002 increasing net income by $3.4 million, net of tax and minority interest, or $0.06 per diluted share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings per Share	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
	(Dollars in thousands)
Income (Loss) from Continuing Operations	$34,614	$(20,488)	$49,098	$(958,268)
Less: Preferred Dividend requirement	104	105	312	323
Income (Loss) from Continuing Operations Available to Common	34,510	(20,593)	48,786	(958,591)
Discontinued Operations	(1,609)	—	(1,609)	—
Cumulative Effect of Accounting Changes	—	—	(11,789)	3,366
Net Income (Loss) Available to Common used in Basic Earnings per Share	$32,901	$(20,593)	$35,388	$(955,225)

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted Earnings per Share	2003	2002	2003	2002
	As Restated	As Restated	As Restated	As Restated
	(Dollars in thousands)
Income (Loss) from Continuing Operations Available to Common used in Basic Earnings per Share	$34,510	$(20,593)	$48,786	$(958,591)
Reduction in preferred dividends if Preferred Shares Converted into Common Shares	50	—	—	—
Minority Income Adjustment (1)	(210)	—	(218)	—
Income (Loss) from Continuing Operations Available to Common	34,350	(20,593)	48,568	(958,591)
Discontinued Operations	(1,609)	—	(1,609)	—
Cumulative Effect of Accounting Changes	—	—	(11,789)	3,366
Net Income (Loss) Available to Common used in Diluted Earnings per Share	$32,741	$(20,593)	$35,170	$(955,225)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 As Restated	2002 As Restated	2003 As Restated	2002 As Restated
Basic Earnings (Loss) per Share
Continuing Operations	$0.60	$(0.35)	$0.84	$(16.35)
Discontinued Operations	(0.03)	—	(0.03)	—
Cumulative Effect of Accounting Changes	—	—	(0.20)	0.06
	$0.57	$(0.35)	$0.61	$(16.29)

Diluted Earnings (Loss) per Share
Continuing Operations	$0.60	$(0.35)	$0.84	$(16.35)
Discontinued Operations	(0.03)	—	(0.03)	—
Cumulative Effect of Accounting Changes	—	—	(0.20)	0.06
	$0.57	$(0.35)	$0.61	$(16.29)

9.               Marketable Equity Securities

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

Information regarding TDS’s marketable equity securities and the components of accumulated other comprehensive income are summarized as follows.

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Marketable Equity Securities – Fair Value
Deutsche Telekom AG - 131,461,861 ordinary shares	$1,906,197	$1,689,285
Vodafone Group Plc – 12,945,915 ADRs	262,155	234,580
VeriSign, Inc. – 2,361,333 and 2,525,786 common shares	31,784	20,257
Rural Cellular Corporation - 719,396 equivalent common shares	7,194	611
Other	214	206
Aggregate Fair Value	2,207,544	1,944,939
Accounting Cost Basis	1,543,934	1,545,713
Gross Unrealized Holding Gains	663,610	399,226
Income Tax (Expense)	(259,140)	(155,794)
Unrealized Holding Gains, net of tax	404,470	243,432
Derivatives, net of tax	(148,713)	(50,508)
Equity Method Unrealized Gains	126	615
Minority Share of Unrealized Holding (Gains)	(3,593)	(1,835)
Accumulated Other Comprehensive Income	$252,290	$191,704

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

11.         Acquisitions and Divestitures - Completed

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communication service licenses in 13 states contiguous to and that overlap existing properties in the Midwest and the Northeast; approximately $34.0 million in cash and minority interests in six markets it currently controls. On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless and the assignments to U.S. Cellular from AT&T Wireless of a portion of the personal communication service licenses.  The assignment and development of certain licenses has been deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the agreement.  U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission.  On the initial closing date, U.S. Cellular also received the cash and the minority interests.  The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale.

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

Prior to the close of the AT&T Wireless exchange, TDS reflected the assets and liabilities to be transferred to AT&T Wireless as assets and liabilities of operations held for sale in accordance with

SFAS No. 144.  The results of operations of the markets transferred to AT&T Wireless were included in results of operations through July 31, 2003.

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

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)

Balance, beginning of period	$191,704	$(352,120)

Marketable Equity Securities

Add (Deduct):
Unrealized gains (losses) on marketable equity securities	264,215	(1,429,504)
Income tax (expense) benefit	(103,285)	557,913
	160,930	(871,591)
Equity method unrealized gains (losses)	(489)	218
Minority share of unrealized (gains) losses	(2,724)	14,900
Net unrealized gains (losses)	157,717	(856,473)

Deduct (Add):
Recognized (losses) on marketable equity securities	(168)	(1,756,526)
Income tax benefit	62	686,223
	(106)	(1,070,303)
Minority share of recognized losses	21	25,900
Net recognized (losses) from Marketable Equity Securities included in Net Income	(85)	(1,044,403)
	157,802	187,930
Derivative Instruments

Unrealized gains (losses) on derivative instruments	(160,639)	193,093
Income tax (expense) benefit	62,433	(75,874)
	(98,206)	117,219
Minority Share of unrealized (gains) losses	990	(3,809)
	(97,216)	113,410
Net change in unrealized gains (losses) included in Comprehensive Income (Loss)	60,586	301,340
Balance, end of period	$252,290	$(50,780)

Accumulated Unrealized Gain (Loss) on Derivative Instruments

Balance, beginning of period	$(49,584)	$—
Add (Deduct):
Unrealized gains (losses) on derivative instruments	(160,639)	193,093
Income (tax) benefit	62,433	(75,874)
Minority share of unrealized (gains) losses	990	(3,809)
	(97,216)	113,410
Balance, end of period	$(146,800)	$113,410

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 As Restated	2002 As Restated	2003 As Restated	2002 As Restated
	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$33,005	$(20,488)	$35,700	$(954,902)
Net change in unrealized gains (losses) on marketable equity securities and derivative instruments	(8,616)	(30,370)	60,586	301,340
	$24,389	$(50,858)	$96,286	$(653,562)

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

Three Months Ended or at September 30, 2003		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$657,343	$164,650	$53,468	$(707)	$874,754
Cost of services and products	207,107	41,240	22,734	(252)	270,829
Selling, general and administrative expense	252,483	44,571	30,481	(455)	327,080
Operating income before depreciation, amortization and accretion and loss on assets held for sale(2)	197,753	78,839	253	—	276,845
Depreciation, amortization and accretion	103,634	32,059	8,545	—	144,238
Loss on assets held for sale	(1,442)	—	—	—	(1,442)
Operating income (loss)	95,561	46,780	(8,292)	—	134,049
Significant noncash items:
Investment income	11,301	149	—	194	11,644
Marketable securities	211,178	—	—	1,996,366	2,207,544
Investment in unconsolidated entities	178,417	19,218	—	24,894	222,529
Total assets	4,772,072	1,786,873	233,751	2,693,329	9,486,025
Capital expenditures	$135,111	$32,007	$7,999	$1,485	$176,602

Three Months Ended or at September 30, 2002		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$579,786	$158,961	$45,998	$(643)	$784,102
Cost of services and products	187,962	37,097	20,706	(261)	245,504
Selling, general and administrative Expense	226,251	43,109	32,201	(382)	301,179
Operating income (loss) before depreciation and amortization(2) (3)	165,573	78,755	(6,909)	—	237,419
Depreciation and amortization	102,876	32,907	7,426	—	143,209
Operating income (loss)	62,697	45,848	(14,335)	—	94,210
Significant noncash items:
Investment income	12,963	125	—	247	13,335
Gain (loss) on marketable securities and other investments	(34,210)	—	—	(55,861)	(90,071)
Marketable securities	131,767	—	—	1,139,038	1,270,805
Investment in unconsolidated entities	162,211	48,956	—	25,545	236,712
Total assets	4,443,558	1,705,284	235,486	1,610,271	7,994,599
Capital expenditures	$192,256	$36,484	$9,653	$—	$238,393

Nine Months Ended or at September 30, 2003		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,893,067	$484,052	$158,386	$(2,046)	$2,533,459
Cost of services and products	614,231	119,219	63,737	(772)	796,415
Selling, general and administrative expense	793,039	131,604	87,787	(1,274)	1,011,156
Operating income before depreciation, amortization, and accretion and loss on assets held for sale(2)	485,797	233,229	6,862	—	725,888
Depreciation, amortization and accretion	317,905	97,799	24,663	—	440,367
Loss on assets held for sale	25,558	—	—	—	25,558
Operating income (loss)	142,334	135,430	(17,801)	—	259,963
Significant noncash items:
Investment income	37,163	488	—	260	37,911
Gain (loss) on marketable securities and other investments	(3,500)	—	—	(5,000)	(8,500)
Marketable securities	211,178	—	—	1,996,366	2,207,544
Investment in unconsolidated entities	178,417	19,218	—	24,894	222,529
Total assets	4,772,072	1,786,873	233,751	2,693,329	9,486,025
Capital expenditures	$439,113	$76,707	$17,208	$4,497	$537,525

Nine Months Ended or at September 30, 2002		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,582,545	$463,533	$125,514	$(1,850)	$2,169,742
Cost of services and products	480,976	102,791	61,950	(783)	644,934
Selling, general and administrative expense	605,887	137,812	88,563	(1,067)	831,195
Operating income (loss) before depreciation and amortization(2) (3)	495,682	222,930	(24,999)	—	693,613
Depreciation and amortization	252,037	97,409	21,298	—	370,744
Operating income (loss)	243,645	125,521	(46,297)	—	322,869
Significant noncash items:
Investment income	30,711	736	—	677	32,124
Gain (loss) on marketable securities and other investments	(278,909)	—	—	(1,567,688)	(1,846,597)
Marketable securities	131,767	—	—	1,139,038	1,270,805
Investment in unconsolidated entities	162,211	48,956	—	25,545	236,712
Total assets	4,443,558	1,705,284	235,486	1,610,271	7,994,599
Capital expenditures	$449,030	$80,946	$35,703	$—	$565,679

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

(3) There was no loss on assets held for sale in the three and nine months ended September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	As Restated		As Restated
	(Dollars in thousands)

Total operating income from reportable segments	$134,049	$94,210	$259,963	$322,869
Investment and other income and expense	(38,357)	(111,665)	(115,889)	(1,870,309)
Income before income taxes and minority interest	$95,692	$(17,455)	$144,074	$(1,547,440)

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

In November 2000, the United States Bankruptcy Court for the Western District of Wisconsin (the “Court”) confirmed a plan of reorganization for Airadigm Communications, Inc., a Wisconsin-based wireless service provider. Under the original terms of the plan of reorganization, TDS and an unrelated entity had committed to provide funding to meet certain obligations of Airadigm. In October 2002 the commitment to fund the plan of reorganization was terminated. In August 2003, a party to the plan of reorganization filed a motion with the bankruptcy court asking the court to interpret Airadigm’s plan of reorganization as requiring TDS and/or the unrelated party to fund the plan, in effect challenging the termination more than nine months earlier of TDS’s and the unrelated party’s funding commitment. Under the terms of the original plan of reorganization, TDS’s portion of the funding was approximately $145 million. TDS contested this motion and, on November 5, 2003, the Court denied the motion and held that the termination had been effective in October 2002. The party against whom the motion was denied has the right to appeal this decision by November 17, 2003. TDS intends to continue to contest this matter vigorously.

19.         Restatement of Financial Statements

TDS is restating its financial statements in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that was originally filed on November 12, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, TDS has restated its financial statements for the first nine months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $11.8 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects amounts that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also resulted in additional charges to income for depreciation and non-cash accretion expense in the three and nine months ended September 30, 2003.  There was no impact to the consolidated balance sheet as of December 31, 2002 or the results of operations or cash flows for the three and nine months ended September 30, 2002.  A summary of changes to the three and nine months ended September 30, 2003 is included below.

	Three Months Ended September 30, 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Effects of 2003 Accounting Changes	As Restated
Statement of Operations:

Operating Expenses
Depreciation, Amortization and Accretion
SFAS 143 – reclassification of retail/office leases		$—
SFAS 143 – depreciation for period		374
SFAS 143 – accretion for period		1,096
Total	$142,768	1,470	$144,238

Operating Income
SFAS 143 – reclassification of retail/office leases		—
SFAS 143 – depreciation for period		(374)
SFAS 143 – accretion for period		(1,096)
Total	135,519	(1,470)	134,049

Income tax expense (benefit)	50,142	(601)	49,541

Minority share of income	(11,717)	180	(11,537)

Income (loss) before cumulative effect of accounting change	33,694	(689)	33,005

Cumulative effect of accounting change	—	—	—

Net income (loss)	$33,694	$(689)	$33,005

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.61	$(0.01)	$0.60
Discontinued Operations	$(0.03)	$—	$(0.03)
Cumulative effect of accounting change	$—	$—	$—
Net income (loss)	$0.58	$(0.01)	$0.57

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.61	$(0.01)	$0.60
Discontinued Operations	$(0.03)	$—	$(0.03)
Cumulative effect of accounting change	$—	$—	$—
Net income (loss)	$0.58	$(0.01)	$0.57

	Nine Months Ended September 30, 2003
(Dollars in thousands, except per share amounts)	As Originally Reported	Effects of 2003 Accounting Changes	As Restated
Statement of Operations:

Operating Expenses
Depreciation, Amortization and Accretion
SFAS 143 – reclassification of retail/office leases		$(1,321)
SFAS 143 – depreciation for period		1,082
SFAS 143 – accretion for period		3,206
Total	$437,400	2,967	$440,367

Operating Income
SFAS 143 – reclassification of retail/office leases		1,321
SFAS 143 – depreciation for period		(1,082)
SFAS 143 – accretion for period		(3,206)
Total	262,930	(2,967)	259,963

Income tax expense (benefit)	78,211	(1,223)	76,988

Minority share of income	(18,371)	383	(17,988)

Income (loss) before cumulative effect of accounting change	48,850	(1,361)	47,489

Cumulative effect of accounting change	—	(11,789)	(11,789)

Net income (loss)	$48,850	$(13,150)	$35,700

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.87	$(0.03)	$0.84
Discontinued Operations	$(0.03)	$—	$(0.03)
Cumulative effect of accounting change	$—	$(0.20)	$(0.20)
Net income (loss)	$0.84	$(0.23)	$0.61

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.86	$(0.02)	$0.84
Discontinued Operations	$(0.03)	$—	$(0.03)
Cumulative effect of accounting change	$—	$(0.20)	$(0.20)
Net income (loss)	$0.83	$(0.22)	$0.61

Balance Sheet:
Other current assets	$80,469	$100	$80,569
Property, plant and equipment, net – U.S. Cellular	2,198,561	31,268	2,229,829
Total Assets	$9,454,657	$31,368	$9,486,025

Accrued taxes	$49,377	$(23)	$49,354
Net deferred income tax liability	1,269,918	(10,769)	1,259,149
Asset retirement obligation	34,391	58,712	93,103
Minority interest	511,555	(3,402)	508,153
Retained earnings	1,453,322	(13,150)	1,440,172
Total Liabilities and Stockholders’ Equity	$9,454,657	$31,368	$9,486,025

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

TDS is restating certain portions of its management’s discussion and analysis of results of operations and financial condition in response to a comment letter received from the SEC regarding its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that was originally filed on November 12, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

As a result of this change, TDS has restated its financial statements for the first nine months of 2003 to reflect a liability for future remediation of $54.4 million and a charge of $11.8 million, net of taxes and minority interest, as a cumulative effect of an accounting change. This cumulative effect reflects amounts that would have been charged to expense in prior years had SFAS No. 143 been effective for periods prior to January 1, 2003.  This change also requires additional charges to income for depreciation and non-cash accretion expense in the third quarter and first nine months of 2003. See Note 19 – Restatement of Financial Statements.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of November 12, 2003.

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

Operating Expenses rose 23% ($426.6 million) to $2,273.5 million in 2003 from $1,846.9 million in 2002 reflecting growth in operations.  U.S. Cellular’s operating expenses increased 31% ($411.8 million) to $1,750.7 million in 2003 from $1,338.9 million in 2002 primarily reflecting costs associated with providing service to an expanding customer base and additional expenses related to the Chicago market acquired in August 2002.  Also included in U.S. Cellular’s operating expenses is a $25.6 million loss on assets held for sale related to assets traded to AT&T Wireless.  TDS Telecom’s expenses increased 3% ($14.8 million) to $522.8 million in 2003 from $508.0 million in 2002 reflecting growth in operations offset somewhat by a reduction in bad debt expense.

Operating Income decreased 19% ($62.9 million) to $260.0 million in 2003 from $322.9 million in 2002.  Operating margin decreased to 10.3% in 2003 from 14.9% in 2002 on a consolidated basis. U.S. Cellular’s operating income decreased 42% ($101.3 million) to $142.3 million in 2003 from $243.6 million in 2002 and its operating income margin, as a percentage of service revenues, decreased to 7.9% in 2003 from 16.0% in 2002.  TDS Telecom’s operating income increased 48% ($38.4 million) to $117.6 million in 2003 from $79.2 million in 2002 and its operating margin rose to 18.4% in 2003 from 13.5% in 2002.

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

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices.  TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. TDS has not disposed of the investments because their low tax cost basis would likely trigger a substantial taxable gain upon disposal.  See Liquidity – Marketable Equity Securities and Forward Contracts for a discussion on marketable equity securities.

In 2002 Management determined that the decline in value of marketable securities relative to its cost basis was other than temporary and charged a $1,756.5 million loss to the statement of operations.  Later in 2002, TDS utilized derivative financial instruments to eliminate the risk of future “other than temporary losses”.  See Market Risk for a full discussion on the marketable equity securities and other than temporary losses.

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

Income Tax Expense (Benefit) increased $665.3 million to an expense of $77.0 million in 2003 from a benefit of $588.3 million in 2002 primarily due to the tax benefits recorded on the loss on marketable securities and other investments in 2002.  Losses on marketable equity securities and other investments and the loss on assets-held-for sale totaled $34.0 million ($29.9 million, net of tax expense of $1.4 million and minority interest of $5.5 million) in 2003.  A loss of $1,846.6 million ($1,098.0 million, net of tax benefits of $718.8 million and minority interest of $29.8 million) was recorded on marketable securities and other investments in 2002.  The effective tax (benefit) rate was 53.4% in 2003 and was (38.0)% in 2002.  For an analysis of TDS’s effective tax rates in 2003 and 2002, see Note 4 – Income Taxes.

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
	As Restated
	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders’	$(9,731)	$5,884	$(15,615)
Minority Shareholders’ or Partners’	(8,190)	(5,013)	(3,177)
	(17,921)	871	(18,792)
Other	(67)	(22)	(45)
	$(17,988)	$849	$(18,837)

Income (Loss) from Continuing Operations totaled $49.1 million, or $0.84 per diluted share, in 2003 compared to $(958.3) million, or $(16.35) per diluted share, in 2002.

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

Net Income (Loss) Available to Common totaled $35.4 million, or $0.61 per diluted share, in 2003, compared to $(955.2) million, or $(16.29) per diluted share, in 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands)
Operating Revenues
Retail service	$506,983	$443,290	$1,469,499	$1,217,387
Inbound roaming	59,638	74,243	171,084	190,910
Long-distance and other service revenues	61,819	43,707	162,567	115,209
Service Revenues	628,440	561,240	1,803,150	1,523,506
Equipment sales	28,903	18,546	89,917	59,039
	657,343	579,786	1,893,067	1,582,545

Operating Expenses
System operations (exclusive of depreciation included below)	153,724	136,367	438,721	362,426
Marketing and selling	101,589	91,060	309,058	249,185
Cost of equipment sold	53,383	51,595	175,510	118,550
General and administrative	150,894	135,191	483,981	356,702
Depreciation	90,171	93,355	272,534	228,289
Amortization and accretion	13,463	9,521	45,371	23,748
(Gain) loss on assets held for sale	(1,442)	—	25,558	—
	561,782	517,089	1,750,733	1,338,900

Operating Income	$95,561	$62,697	$142,334	$243,645

On August 7, 2002, U.S. Cellular completed the acquisition of the assets and certain liabilities of Chicago 20MHz, LLC, now known as United States Cellular Operating Company of Chicago, LLC (“USCOC of Chicago” or the “Chicago market”) from PrimeCo Wireless Communications LLC (“PrimeCo”). USCOC of Chicago operates a wireless system in the Chicago major trading area. USCOC of Chicago is the holder of certain FCC licenses, including a 20 megahertz personal communication service license in the Chicago major trading area (excluding Kenosha County, Wisconsin). The Chicago market operations are included in consolidated operations for the first nine months of 2003 but are included only for the period from August 7 to September 30 in 2002. The Chicago market’s operations contributed to the increases in U.S. Cellular’s operating revenues and expenses during 2003 compared to 2002.

On August 1, 2003, U.S. Cellular completed the transfer of the wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless.  In exchange, U.S. Cellular received 14 personal communication service licenses and approximately $34.0 million in cash and minority interests in six markets it currently controls.  The assignment and development of the remaining 22 licenses yet to be transferred from AT&T Wireless will be deferred by U.S. Cellular for a period of up to five years from the closing date.  U.S. Cellular will take possession of the licenses in staggered closing over that five-year period to comply with the service requirements of the FCC.  The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations for the first seven months of 2003 and for the nine months ended September 30, 2002.

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

Retail service revenues (charges to U.S. Cellular’s customers for local system usage and usage of systems other than their local systems) increased 21% ($252.1 million) to $1,469.5 million in 2003 from $1,217.4 million in 2002 due primarily to the growth in customers. Average monthly retail service revenue per customer increased 3% ($0.96) to $38.53 in 2003 from $37.57 in 2002. Management anticipates that overall growth in U.S. Cellular’s customer base will continue at a slower pace in the future, primarily as a result of the increased number of competitors in its markets and continued penetration of the consumer market.  As U.S. Cellular expands its operations in the Chicago market and into other personal communication service markets in the remainder of 2003 and in 2004, it anticipates adding customers and revenues in those markets.

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

Operating expenses increased 31% ($411.8 million) to $1,750.7 million in the first nine months of 2003 from $1,338.9 million in 2002.  The increase is primarily related to costs incurred to serve and expand the growing customer base.

System operations expenses (excluding depreciation) increased 21% ($76.3 million) to $438.7 million in 2003 from $362.4 million in 2002.  System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of the network, long-distance charges and outbound roaming expenses. The increase was due to an increase in the cost of minutes used on the systems ($36.9 million), an increase in the cost of maintaining the network ($34.1 million) and an increase in the costs associated with customers roaming on other companies’ systems ($5.3 million).  Management expects system operations to increase over the next few years, driven by increases in the number of cell sites and increases in minutes of use on the U.S. Cellular system and on other systems when roaming.  The number of cell sites increased to 4,082 in 2003 from 3,750 in 2002.

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

•                  an increase in employee-related expenses, primarily as a result of the acquisition of the Chicago market as well as the increase in U.S. Cellular’s customer base; and

•                  an increase in customer service-related expenses as a result of the increase in U.S. Cellular’s customer base.

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

Depreciation expense increased 19% ($44.2 million) to $272.5 million in 2003 from $228.3 million in 2002 primarily due to the 27% increase in average fixed assets balances since September 30, 2002.  The increase in fixed asset balances in 2003 resulted from the addition of new cell sites, the acquisition of the Chicago market, the migration of the network toward a single digital platform – CDMA – which began in the second half of 2002, the addition of digital ratio channels and the investment in billing and office systems. Partially offsetting these increases, depreciation expense decreased $15.0 million due to a charge in 2002 to reflect the writeoff of certain analog radio equipment based on fixed asset inventory reviews performed in 2002.

Amortization and accretion expense increased 91% ($21.7 million) to $45.4 million in 2003 from $23.7 million in 2002 primarily driven by the $13.2 million of amortization related to the customer list intangible assets and other deferred charges acquired in the Chicago transaction during 2002. These customer list assets are amortized based on the average customer retention periods of each customer list.  Amortization and accretion expense includes $3.3 million of accretion expense related to the asset retirement obligation in 2003.

Loss on assets held for sale totaled $25.6 million in 2003. This loss represents the difference between the fair value of the assets U.S. Cellular received and expects to receive in the AT&T Wireless transaction, as determined by an independent valuation, and the recorded value of the assets it transferred to AT&T Wireless.

Operating income decreased $101.3 million to $142.3 million in 2003 from $243.6 million in 2002.  The decline in operating income and in 2003 reflects the following:

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

•                  increased depreciation expense, driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network;

•                  increased equipment subsidies, primarily due to U.S. Cellular’s practice of selling handsets to agents, which began in the second quarter of 2002;

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

Related to U.S. Cellular’s acquisition and subsequent transition of the Chicago market’s operations, U.S. Cellular plans to incur additional expenses during the remainder of 2003 as it competes in the Chicago market. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its personal communication service licensed areas, and will begin sales and marketing operations in those areas during 2003 and 2004. U.S. Cellular also expects to incur additional expenses related to its launch of data-related wireless services in many of its markets during the fourth quarter of 2003. As a result, U.S. Cellular expects its operating income and operating margin to be below historical levels for the full year of 2003 compared to the full year of 2002. See “Outlook” for a discussion of U.S. Cellular’s 2003 full-year operating income guidance.

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

TDS is unable to predict the impact that the implementation of number portability will have on its overall business. The implementation of wireless number portability will likely increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a significant barrier for customers who wish to change wireless carriers. U.S. Cellular believes that it may be able to obtain additional new customers that wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular’s operating costs in the future. Any of the above factors could have an adverse affect on U.S. Cellular’s competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary.  Total equivalent access lines served by TDS Telecom increased by 80,600 or 8%, since September 30, 2002 to 1,068,100.  An access line equivalent is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Incumbent Local Exchange Operations
Operating Revenues
Local service	$50,370	$49,324	$149,163	$143,599
Network access and long-distance	91,050	88,139	269,140	257,108
Miscellaneous	23,230	21,498	65,749	62,826
	164,650	158,961	484,052	463,533
Operating Expenses
Cost of services and products (exclusive of Depreciation and amortization included below)	41,240	37,097	119,219	102,791
Selling, general and administrative expense	44,571	43,109	131,604	137,812
Depreciation and amortization	32,059	32,907	97,799	97,409
	117,870	113,113	348,622	338,012
Incumbent Local Exchange Operating Income	$46,780	$45,848	$135,430	$125,521

Competitive Local Exchange Operations
Operating Revenues	$53,468	$45,998	$158,386	$125,514

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization included below)(1)	22,734	20,706	63,737	61,950
Selling, general and administrative expense(1)	30,481	32,201	87,787	88,563
Depreciation and amortization	8,545	7,426	24,663	21,298
	61,760	60,333	176,187	171,811
Competitive Local Exchange Operating (Loss)	$(8,292)	$(14,335)	$(17,801)	$(46,297)

Intercompany revenue elimination	(707)	(643)	(2,046)	(1,850)
Intercompany expense elimination	(707)	(643)	(2,046)	(1,850)

Operating Income	$38,488	$31,513	$117,629	$79,224

(1)          The allocation of certain costs between cost of services and selling, general and administrative expenses has been revised in all periods presented.  Total expenses have not changed.

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

Operating expenses increased 3% ($4.4 million) to $176.2 million in 2003 from $171.8 million in 2002. Cost of service and products increased by 3% ($1.8 million) in 2003 primarily for cost of goods sold related to digital subscriber lines and business systems ($8.5 million).  Competitive local exchange operations expenses in 2003 also include $2.3 million in one-time expense reductions relating to Regional Bell Operating Companies’ payments for unsatisfactory service level performance.  These payments are not expected to continue.  Selling, general and administrative expenses decreased 1% ($0.8 million) in 2003.  Bad debt expenses decreased $8.3 million as a result of more stringent credit policies.  Bad debt expense recorded in 2002 included $2.5 million related to the write-off of pre-petition accounts receivable due to the bankruptcy of WorldCom and Global Crossing.  In 2003, the competitive local exchange carriers recovered $1.3 million of bad debt write-offs related to the WorldCom bankruptcy filing.

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

Operating Expenses increased 7% ($50.8 million) to $740.7 million during the third quarter of 2003 from $689.9 million in 2002 for reasons generally the same as the first nine months.

U.S. Cellular expenses increased 9% ($44.7 million) to $561.8 million in 2003 from $517.1 million in 2002 for reasons generally the same as the first nine months. System operations expense (excluding depreciation) increased 13% ($17.4 million).  Marketing and selling expenses, including cost of equipment sold, increased 9% ($12.3 million). Marketing cost per gross customer addition increased to $405 in the third quarter of 2003 from $348 in 2002.

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

General and Administrative expense increased 12% ($15.7 million).  Based upon results of the operations held for sale in the third quarter of 2003, an adjustment was recorded to reduce loss on assets held for sale by $1.4 million.  Depreciation expense decreased 3% ($3.2 million) while amortization and accretion expense increased $4.0 million.

TDS Telecom expenses increased 4% ($6.1 million) to $178.9 million in 2003 from $172.8 million in 2002 for reasons generally the same as the first nine months.

Operating Income increased 42% ($39.8 million) to $134.0 million in the third quarter of 2003 from $94.2 million in 2002. U.S. Cellular’s operating income increased 52% ($32.9 million) while TDS Telecom’s operating income increased 22% ($7.0 million).  The increase in U.S. Cellular’s operating income is primarily due to higher expenses related to the launch of the Chicago market in the third quarter of 2002. The increase at TDS Telecom primarily reflects improvements in losses incurred in the CLEC operations.

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

Income Tax Expense (Benefit) totaled $49.5 million in 2003, a change of $50.7 million from a benefit of $(1.2) million in 2002.  The effective tax (benefit) rate was 51.8% in 2003 and (6.9)% in 2002.  For an analysis of TDS’s effective tax rates in the third quarter of 2003 and 2002, see Note 4 - Income Taxes.

Minority Share of (Income) Loss increased $(7.3) million in the third quarter of 2003.  U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $1.6 million due to U.S. Cellular’s loss on marketable securities and other investments and loss on assets held for sale and by $3.9 million in 2002 due to U.S. Cellular’s loss on marketable securities and other investments.

	Three Months Ended September 30,
	2003	2002	Change
	(As Restated)
	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders’	$(7,296)	$(1,952)	$(5,344)
Minority Shareholders’ or Partners’	(4,202)	(2,287)	(1,915)
	(11,498)	(4,239)	(7,259)
Other	(39)	1	(40)
	$(11,537)	$(4,238)	$(7,299)

Income (Loss) from Continuing Operations totaled $34.6 million, or $0.60 per diluted share, in 2003 compared to $(20.5) million, or $(0.35) per diluted share, in 2002.

Discontinued Operations totaled $(1.6) million, net of tax, or $(0.03) per diluted share in the third quarter ended September 30, 2003 for the reasons discussed in the first nine months.

Net Income (Loss) Available to Common totaled $32.9 million, or $0.57 per diluted share, in the third quarter of 2003, compared to $(20.6) million, or $(0.35) per diluted share, in the third quarter of 2002.

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

	Nine Months Ended September 30,
	2003	2002
	As Restated
	(Dollars in thousands)
Income (loss) from continuing operations	$49,098	$(958,268)
Adjustments to reconcile income (loss) to net cash provided by operating activities	560,066	1,543,933
	609,164	585,665
Changes in assets and liabilities	5,777	38,853
	$614,941	$624,518

Changes in working capital and other assets and liabilities provided $5.8 million in 2003 and $38.9 million in 2002 reflecting timing differences in the payment of accounts payable and the receipt of accounts receivable, changes in accrued taxes and changes in materials and supplies balances.

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

Cash expenditures for capital additions required $537.5 million in first nine months of 2003 and $565.7 million in first nine months of 2002. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $439.1 million in first nine months of 2003 and $449.0 million in first nine months of 2002 representing expenditures to construct cell sites, to improve business systems, to migrate toward a single digital equipment platform - CDMA, and to build and launch new markets. TDS Telecom capital expenditures for its incumbent local exchange carrier operations totaled $76.7 million in first nine months of 2003 and $81.0 million in first nine months of 2002 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities.  TDS Telecom’s capital expenditures for competitive local exchange carrier operations totaled $17.2 million in first nine months of 2003 and $35.7 million in first nine months of 2002 for switching and other network facilities.  Corporate capital expenditures totaled $4.5 million in first nine months of 2003.

U.S. Cellular received $34.0 million from AT&T Wireless in August 2003 in connection with the exchange of properties for wireless licenses.  See Acquisitions and Divestitures in the Liquidity and Capital Resources section.  U.S. Cellular also purchased minority interests in two wireless markets for $1.2 million in 2003.

On August 7, 2002, U.S. Cellular completed the acquisition of Chicago 20MHz.  U.S. Cellular paid $430.4 million in cash, net of cash acquired, and issued $175 million of 9% Notes due in 2032 to PrimeCo.  U.S. Cellular financed the cash portion of the purchase price by using its revolving lines of credit and a $105 million loan from TDS. TDS also acquired two telephone companies ($77.2 million), three personal communication service licenses ($18.0 million) and additional minority interest in majority owned markets ($3.0 million) in 2002.

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

U.S. Cellular also had a $325 million bank revolving line of credit (“2002 Revolving Credit Facility”) to be used for general corporate purposes at September 30, 2003. U.S. Cellular had $0.2 million of letters of credit outstanding against the revolving credit agreement leaving $324.8 million available to use.  The 2002 Revolving Credit Facility expires in June 2007.  This line of credit provides for borrowings with interest at LIBOR plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of September 30, 2003 (for a rate of 1.67% based on the LIBOR at September 30, 2003).

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

TDS repurchased $5.0 million of 10% Medium-Term Notes in June 2003 at 115.75% of par value.  The loss on retirement of debt totaled $787,500 and was reported in the caption Other (expense), net in the Statement of Operations.  TDS redeemed $65.5 million of Series B Medium Term Notes with interest rates of 8 - 8.4% in July 2003 at par value.  There was no gain or loss on the retirement of these notes at par value.  TDS wrote-off to Other (expense), net in the Statement of Operations, deferred expenses related to the Medium-Term Notes totaling $0.4 million that were previously included in Other Assets and Deferred Charges on the balance sheet.

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

Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.  The investment in Deutsche Telekom resulted from TDS’s sale of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, to VoiceStream Wireless for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock.  The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depository Receipts (“ADRs”) representing Vodafone stock. The investment in Rural Cellular Corporation is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.  The investment in VeriSign is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. TDS has not disposed of the investments because their low tax basis would likely trigger a substantial taxable gain upon disposition.

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

Capital Expenditures

U.S. Cellular’s estimated capital spending for 2003 totals approximately $650-$670 million, primarily to add cell sites to expand and enhance coverage, to provide additional capacity to accommodate increased network usage, to provide additional digital service capabilities including a CDMA overlay of existing systems allowing the migration toward a single digital platform, to build out certain personal communication service licensed areas and to enhance office systems. U.S. Cellular’s capital expenditures for the nine months ended September 30, 2003 totaled $439.1 million, including $47 million for the conversion to CDMA. U.S. Cellular plans to finance its cellular construction program using primarily internally generated cash, funds from the revolving credit facilities and long-term debt.

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

Acquisitions and Divestitures

On August 1, 2003, U.S. Cellular completed the transfer of its properties to AT&T Wireless and the assignments to it by AT&T Wireless of a portion of the personal communication service licenses covered by the agreement with AT&T Wireless. On the initial closing date, U.S. Cellular also received approximately $34 million in cash and minority interests in six cellular markets it currently controls. Also on the initial closing date, U.S. Cellular transferred wireless assets and customers in 10 markets in Florida and Georgia to AT&T Wireless. U.S. Cellular has deferred the assignment and development of certain licenses until later periods. When this transaction is fully consummated, U.S. Cellular will have received 10 and 20 megahertz personal communication service licenses in 13 states contiguous to and that overlap existing properties in the Midwest and Northeast.

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

Contingency

In November 2000, the United States Bankruptcy Court for the Western District of Wisconsin (the “Court”) confirmed a plan of reorganization for Airadigm Communications, Inc., a Wisconsin-based wireless service provider. Under the original terms of the plan of reorganization, TDS and an unrelated entity had committed to provide funding to meet certain obligations of Airadigm. In October 2002, the commitment to fund the plan of reorganization was terminated. In August 2003, a party to the plan of reorganization filed a motion with the bankruptcy court asking the court to interpret Airadigm’s plan of reorganization as requiring TDS and/or the unrelated party to fund the plan, in effect challenging the termination more than nine months earlier of TDS’s and the unrelated party’s funding commitment. Under the terms of the original plan of reorganization, TDS’s portion of the funding was approximately $145 million. TDS contested this motion and, on November 5, 2003, the Court denied the motion and held that the termination had been effective in October 2002. The party against whom the motion was denied has the right to appeal this decision by November 17, 2003. TDS intends to continue to contest this matter vigorously.

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

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2003 are as follows:

September 30, 2003 As Restated
(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$61,607
Partnership investments	83,852
Derivative investments	94,906
240,365
Less valuation allowance	(49,112)
Total Deferred Tax Asset	191,253

Deferred Tax Liability
Marketable equity securities	841,719
Property, plant and equipment	448,839
Licenses	155,776
Other	4,068
Total Deferred Tax Liability	1,450,402
Net Deferred Income Tax Liability	$1,259,149

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

The TDS Companies have reviewed their forward-looking guidance and revised the guidance for the year 2003 as follows:

U.S. Cellular 2003 Outlook

Net adds	450,000 – 475,000
Service revenues	$2.35 – $2.4 billion
Depreciation and amortization	$435 – $440 million
Operating income*	$180 – $200 million
Capital spending	$650 – $670 million

*Includes $26 million in operating expenses related to loss on assets held for sale resulting from the AT&T Wireless exchange

Incumbent Local Exchange Carrier 2003 Outlook

Revenues	$635 – $645 million
Depreciation and amortization	$135 million
Operating income	$170 – $180 million
Capital spending	$130 million

Competitive Local Exchange Carrier 2003 Outlook

Revenues	$210 – $220 million
Depreciation and amortization	$35 million
Operating income	$(35) – $(25) million
Capital spending	$30 million

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

OTHER MATTERS

The Securities and Exchange Commission (“SEC”) Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In 2003, TDS received a comment letters from the staff of the SEC regarding its review of the TDS 2002 annual report on Form 10-K and quarterly reports on Form 10-Q for the periods ended March 31 June 30 and September  30, 2003. The comments principally ask TDS to provide additional information to the SEC and to make additional disclosures in our Forms 10-K and 10-Q on a prospective basis. TDS provided responses to the SEC comments, provided supplemental information and agreed to provide certain additional information and disclosures in our future filings with the SEC.  Based upon supplemental guidance from the SEC related to the implementation of SFAS 143, “Asset Retirement Obligations,” TDS amended its first, second and third quarter 2003 Form 10-Qs to adjust its liability.  The amendments also included the additional information and disclosures agreed to by TDS. There can be no assurance that the SEC will not have further comments or make additional requests that would require changes to previously reported information.

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

•                  Changes in prices, the number of customers, average revenue per customer, penetration rates, churn rates, marketing and selling expenses, retention costs associated with wireless number portability and local number portability, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS’s business operations.

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

The following table summarizes certain facts relating to the contracted securities.

		Collar (1)
Security	Shares	Downside Limit	Upside Potential	Loan Amount September 30, 2003
		(Floor)	(Ceiling)	(000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07-$16.07	$20.60-$23.25	201,038
Deutsche Telekom	131,461,861	$10.74-$12.41	$13.71-$16.33	1,532,257
				1,754,114
Unamortized debt discount				85,458
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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’s disclosure controls and procedures (as defined in Rules 13a-15(e)) as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2003 Third Quarter Form 10-Q/A