Form 10-Q/A
period 2003-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-03-10
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2003, and which was amended by Amendment No. 1 on February 17, 2004 (the “Quarterly Report”), to amend Part I, Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Part II, Item 6 “Exhibits and Reports on Form 8-K” of the Quarterly Report.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated certifications by the TDS principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

This amendment does not amend any other Items except those indicated above and does not update any of the disclosures contained in the Quarterly Report as previously amended except as expressly provided herein.  The filing of this Form 10-Q/A shall not be deemed an admission that the original or amended filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

TELEPHONE AND DATA SYSTEMS, INC.

1st QUARTER REPORT ON FORM 10-Q/A

INDEX

		Page

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002 (as restated)	4

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (as restated)	5

	Consolidated Balance Sheets - March 31, 2003 (as restated) and December 31, 2002	6-7

	Notes to Consolidated Financial Statements	8-20

Item 2.	Management's Discussion And Analysis Of Results Of Operations And Financial Condition

	Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002	21-23
	U.S. Cellular Operations	24-28
	TDS Telecom Operations	29-31
	Financial Resources	31-32
	Liquidity And Capital Resources	32-35
	Application Of Critical Accounting Policies And Estimates	35-39
	Certain Relationships And Related Transactions	39
	Private Securities Litigation Reform Act Of 1995 Safe Harbor Cautionary Statement	40

Part II.	Other Information	41

Item 6.	Exhibits and Reports on Form 8-K	41

Signatures		42

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

	Three months ended March 31,
	2003	2002
Actual
Net income (loss)	$(16,801)	$17,376
Basic earnings per share	$(0.29)	$0.29
Diluted earnings per share	$(0.29)	$0.29

Pro forma
Net income (loss)	$(5,012)	$16,786
Basic earnings per share	$(0.09)	$0.29
Diluted earnings per share	$(0.09)	$0.28

	At December 31, 2002	At January 1, 2002
Pro forma Balance Sheet Data
Asset Retirement Obligation	$54,438	$45,246

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

At March 31, 2003, the TDS asset retirement obligation totaled $86.1 million, consisting of $56.2 million at U.S. Cellular and $29.9 million at TDS Telecom.

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

15.         Restatement of Financial Statements

TDS is restating its financial statements included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 14, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

TDS adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  An asset retirement obligation is the cost of closing facilities and removing assets, or performing other remediation to a property as required by contractual agreement. This accounting principle requires entities to record the estimated fair value of a legal liability for an asset retirement obligation in the period it is incurred.  Adoption of this standard in the first quarter of 2003 required TDS to recognize estimated liabilities related to the future remediation of certain leased properties. Initially, U.S. Cellular used a zero probability in determining its liability for cell site remediation due to the absence of history of remediation.  During the fourth quarter of 2003, based on management’s re-assessment of the assumptions used in determining probability, U.S. Cellular revised the probability that its leased cell sites would require remediation.  In its restatement, TDS uses a 100% probability in calculating the asset retirement obligation on the cell site leases.

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

TDS is restating certain portions of its management’s discussion and analysis of results of operations and financial condition included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 that was originally filed on May 14, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

PART II.   OTHER INFORMATION

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

Exhibit 12 - Statement regarding computation of ratios. *

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a - 14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a - 14 of the Securities Exchange Act of 1934.

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

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date	March 10, 2004	/s/ Leroy T. Carlson Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer

Date	March 10, 2004	/s/ Sandra L. Helton
Sandra L. Helton,
Executive Vice President and Chief Financial Officer

Date	March 10, 2004	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Signature page for the TDS 2003 First Quarter Form 10-Q/A-2