Form 10-Q/A
period 2003-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-03-10
CIK 1051512

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

EXPLANATORY NOTE

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2003, and which was amended by Amendment No. 1 on February 17, 2004 (the “Quarterly Report”), to amend Part I, Item 1 “Financial Statements” and Item 2 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Part II, Item 6 “Exhibits and Reports on Form 8-K” of the Quarterly Report.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated certifications by the TDS principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

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

TELEPHONE AND DATA SYSTEMS, INC.

2nd QUARTER REPORT ON FORM 10-Q/A

INDEX

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations - Three and Six Months Ended June 30, 2003 and 2002 (as restated)	4

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002 (as restated)	5

	Consolidated Balance Sheets - June 30, 2003 (as restated) and December 31, 2002	6-7

	Notes to Consolidated Financial Statements	8-24

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	25-27

	Six Months Ended June 30, 2003 and 2002
	U.S. Cellular Operations	28-32
	TDS Telecom Operations	32-34
	Three Months Ended June 30, 2003 and 2002	35-36
	Recent Accounting Pronouncements	36-37
	Financial Resources	37-38
	Liquidity and Capital Resources	38-42
	Application of Critical Accounting Policies and Estimates	42-46
	Outlook	47
	Certain Relationships and Related Transactions	47
	Safe Harbor Cautionary Statement	48

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	49

Signatures		50

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

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sales and office locations as described by SFAS 143, and has recorded a $54.4 million liability upon adoption. TDS also recorded a charge for a non-cash cumulative change in accounting principle of $11.8 million representing accumulated accretion and depreciation through December 31, 2002.  The U.S. Cellular asset retirement obligation increased by $4.4 million to $58.8 million as of June 30, 2003.  The increase was due to additional liabilities incurred of $2.2 million and accretion of $2.2 million.  See Note 18 – Restatement of Financial Statements for a discussion of the periodic impact due to accretion and depreciation.

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Actual
Net income (loss)	$19,496	$(951,790)	$2,695	$(934,414)
Basic earnings per share	$0.34	$(16.23)	$0.04	$(15.94)
Diluted earnings per share	$0.34	$(16.23)	$0.04	$(15.94)

Pro forma
Net income (loss)	$19,496	$(952,396)	$14,484	$(935,610)
Basic earnings per share	$0.34	$(16.24)	$0.24	$(15.96)
Diluted earnings per share	$0.34	$(16.24)	$0.24	$(15.96)

	At December 31, 2002	At January 1, 2002
Pro forma - Balance Sheet Data
Asset Retirement Obligation	$54,438	$45,246

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

At June 30, 2003, the TDS asset retirement obligation totaled $89.4 million, consisting of $58.8 million at U.S. Cellular and $30.6 million at TDS Telecom.

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

18.         Restatement of Financial Statements

TDS is restating its financial statements included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was originally filed on August 8, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

TDS is restating certain portions of its management’s discussion and analysis of results of operations and financial condition included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 that was originally filed on August 8, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

Exhibit 12 - Statement regarding computation of ratios.*

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