Form 10-Q/A
period 2003-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-03-10
CIK 1051512

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

EXPLANATORY NOTE

Telephone and Data Systems, Inc. ("TDS") is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was originally filed with the Securities and Exchange Commission (the "SEC") on November 12, 2003, and which was amended by Amendment No. 1 on February 17, 2004 (the "Quarterly Report"), to amend Part I, Item 1 "Financial Statements" and Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Part II, Item 6 "Exhibits and Reports on Form 8-K" of the Quarterly Report.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, updated certifications by the TDS principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A.

This amendment does not amend any other Items except those indicated above and does not update any of the disclosures contained in the Quarterly Report as previously amended except as expressly provided herein.  The filing of this Form 10-Q/A shall not be deemed an admission that the original or amended filings, when made, include any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

TELEPHONE AND DATA SYSTEMS, INC.

3rd QUARTER REPORT ON FORM 10-Q/A

INDEX

		Page No.

Part I.	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2003 and 2002 (as restated)	4

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002 (as restated)	5

	Consolidated Balance Sheets - September 30, 2003 (as restated) and December 31, 2002	6-7

	Notes to Consolidated Financial Statements	8-24

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	25-27

	Nine Months Ended September 30, 2003 and 2002
	U.S. Cellular Operations	28-33
	TDS Telecom Operations	34-36
	Three Months Ended September 30, 2003 and 2002	36-38
	Recent Accounting Pronouncements	38-39
	Financial Resources	39-40
	Liquidity and Capital Resources	41-44
	Application of Critical Accounting Policies and Estimates	45-48
	Outlook	49
	Certain Relationships and Related Transactions	49
	Safe Harbor Cautionary Statement	50

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	51

Signatures		52

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(As Restated)		(As Restated)
	(Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common
As Reported	$32,901	$(20,593)	$35,388	$(955,225)
Pro Forma Expense	(4,812)	(2,864)	(9,201)	(8,591)
Pro Forma Net Income (Loss) Available to Common	$28,089	$(23,457)	$26,187	$(963,816)

Basic Earnings (Loss)Per Share
As Reported	$0.57	$(0.35)	$0.61	$(16.29)
Pro Forma Expense Per Share	(0.08)	(0.05)	(0.16)	(0.15)
Pro Forma Basic Earnings (Loss) Per Share	$0.49	$(0.40)	$0.45	$(16.44)

Diluted Earnings (Loss) Per Share
As Reported	$0.57	$(0.35)	$0.61	$(16.29)
Pro Forma Expense Per Share	(0.08)	(0.05)	(0.16)	(0.15)
Pro Forma Diluted Earnings (Loss) Per Share	$0.49	$(0.40)	$0.45	$(16.44)

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

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and has recorded a $54.4 million liability upon adoption.  TDS also recorded a charge for a non-cash cumulative change in accounting principle of $11.8 million representing accumulated accretion and depreciation through December 31, 2002.  The U.S. Cellular asset retirement obligation increased by $7.5 million to $61.9 million as of September 30, 2003.  The increase was due to additional liabilities incurred of $4.2 million and accretion of $3.3 million.  See Note 19 – Restatement of Financial Statements for a discussion of the periodic impact due to accretion and depreciation.

In accordance with the transition rules of SFAS No. 143, the following pro forma amounts show the effect of the retroactive application of the change in accounting principle for the adoption of SFAS No. 143:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Actual
Net income (loss)	$33,005	$(20,488)	$35,700	$(954,902)
Basic earnings per share	$0.57	$(0.35)	$0.61	$(16.29)
Diluted earnings per share	$0.57	$(0.35)	$0.61	$(16.29)

Pro forma
Net income (loss)	$33,005	$(21,099)	$47,489	$(956,709)
Basic earnings per share	$0.57	$(0.36)	$0.81	$(16.32)
Diluted earnings per share	$0.57	$(0.36)	$0.81	$(16.32)

	At December 31, 2002	At January 1, 2002
Pro forma - Balance Sheet Data
Asset Retirement Obligation	$54,438	$45,246

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

At September 30, 2003, the TDS asset retirement obligation totaled $93.1 million, consisting of $61.9 million at U.S. Cellular and $31.2 million at TDS Telecom.

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

19.         Restatement of Financial Statements

TDS is restating its financial statements included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that was originally filed on November 12, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

TDS adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003.  An asset retirement obligation is the cost of closing facilities and removing assets, or performing other remediation to a property as required by contractual agreement. This accounting principle requires entities to record the estimated fair value of a legal liability for an asset retirement obligation in the period it is incurred.  Adoption of this standard in the first quarter of 2003 required TDS to recognize estimated liabilities related to the future remediation of certain leased properties.  Initially, U.S. Cellular used a zero probability in determining its liability for cell site remediation due to the absence of history of remediation.  During the fourth quarter of 2003, based on management's re-assessment of the assumptions used in determining probability, U.S. Cellular revised the probability that its leased cell sites would require remediation.  In its restatement, TDS uses a 100% probability in calculating the asset retirement obligation on the cell site leases.

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

TDS is restating certain portions of its management’s discussion and analysis of results of operations and financial condition included in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 that was originally filed on November 12, 2003.  This restatement relates to the adoption of SFAS No. 143, as explained below.

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

•                  Changes in guidance or interpretations of accounting requirements, changes in industry practice or changes in management assumptions could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.

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

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*      Previously filed as on exhibit to the TDS Form 10-Q for the quarterly period ended September 30, 2003.

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