Form 10-K
period 2003-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-03-12
CIK 1051512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2669023 (IRS Employer Identification No.)
30 North LaSalle Street, Chicago, Illinois (Address of principal executive offices)	60602 (Zip code)
Registrant's Telephone Number: (312) 630-1900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	American Stock Exchange
7.60% Series A Notes due 2041	New York Stock Exchange
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

Yes  X   No

        As of June 30, 2003, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $2.5 billion, $5.6 million and $11.0 million, respectively. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of TDS and U.S. Cellular is an affiliate. The closing price of the Common Shares on June 30, 2003, was $49.70, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $49.70 times the number of Common Shares into which it was convertible on June 30, 2003.

        The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2004, is 50,639,430 Common Shares, $.01 par value, and 6,445,905 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2003 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its 2004 Annual Meeting of Shareholders, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference (1)
Item 1.	Business	3
Item 2.	Properties	48
Item 3.	Legal Proceedings	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	49	(2)
Item 6.	Selected Consolidated Financial Data	49	(3)
Item 7.	Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A")	49	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49	(4)
Item 8.	Financial Statements and Supplementary Data	49	(5)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 10.	Directors and Executive Officers of the Registrant	51	(6)
Item 11.	Executive Compensation	51	(7)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51	(8)
Item 13.	Certain Relationships and Related Transactions	51	(9)
Item 14.	Principal Accountant Fees and Services	51	(10)
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	52

(1)
Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 2003 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its 2004 Annual Meeting of Shareholders ("Proxy Statement").

(2)
Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

(3)
Annual Report section entitled "Selected Consolidated Financial Data."

(4)
Annual Report section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(5)
Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Information (Unaudited)," "Report of Independent Auditors," and "Copy of Previously Issued Report of Independent Accountants."

(6)
Proxy Statement sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

(10)
Proxy Statement section entitled "Fees Paid to Principal Accountants."

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.    Business

        Telephone and Data Systems, Inc. ("TDS"), is a diversified telecommunications service company with wireless telephone and wireline telephone operations. At December 31, 2003, TDS served approximately 5.5 million customers in 36 states, including 4,409,000 wireless telephone customers and 1,087,000 wireline telephone equivalent access lines. U.S. Cellular provided 74.8% of TDS's consolidated revenues and 52.8% of consolidated operating income in 2003. TDS Telecom provided 25.2% of consolidated revenues and 47.2% of consolidated operating income in 2003. TDS's business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer focused telecommunications services.

        TDS conducts substantially all of its wireless operations through United States Cellular Corporation ("U.S. Cellular"). At December 31, 2003, TDS owned 82.1% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96.0% of the combined voting power of both classes of common stock. U.S. Cellular Common Shares are traded on the American Stock Exchange under the symbol "USM.". At December 31, 2003, U.S. Cellular provided wireless telephone service to 4,409,000 customers through the operations of 182 majority-owned ("consolidated") wireless licenses throughout the United States. Since 1985, when U.S. Cellular began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover seven market areas in 28 states as of December 31, 2003. Through a 2003 exchange transaction, U.S. Cellular has rights to wireless licenses covering territories in four additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market area.

        TDS conducts its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). At December 31, 2003, TDS Telecom operated 111 incumbent local exchange carrier telephone companies serving 722,200 equivalent access lines in 28 states. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines. An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired nine telephone companies since the beginning of 1999. These acquisitions added 82,800 equivalent access lines during this five-year period, while internal growth added 84,400 equivalent access lines. TDS Telecom also began offering services as a competitive local exchange carrier in 1998 in certain mid-sized cities which are geographically proximate to existing TDS Telecom incumbent local exchange carrier markets. Competitive local exchange carrier is a term that depicts companies that enter the operating areas of incumbent local exchange telephone companies to offer local exchange and other telephone services. At December 31, 2003, TDS Telecom's competitive local exchange carriers served 364,800 equivalent access lines in five states.

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

        U.S. Cellular's ownership interests in wireless licenses include interests in licenses covering 165 cellular metropolitan statistical areas (as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas) or rural service areas (as used by the FCC in designating non-metropolitan statistical area cellular market areas) ("cellular licenses") and 70 personal communication service basic trading areas (used by the FCC in dividing the United States into personal communication service market areas for licenses in Blocks C through F). Of those interests, U.S. Cellular owns controlling interests in 133 cellular licenses and 49 personal communication service basic trading areas. U.S. Cellular also owns rights to acquire controlling interests in 21 additional personal communication service licenses through an acquisition agreement with AT&T Wireless Services, Inc. ("AT&T Wireless"). See "Wireless Systems Development—Asset Exchange with AT&T Wireless"

        At December 31, 2003, U.S. Cellular has consolidated four interests in joint ventures in which it has a limited partnership interest because it is deemed to have a controlling financial interest. In January 2004, U.S. Cellular acquired the remaining partnership interests in three of these entities and now owns 100% of the interests in these licenses.

        In November 2003, U.S. Cellular agreed to sell its controlling interests in six cellular licenses in southern Texas to AT&T Wireless for cash. This transaction was completed in February 2004. Subsequent to the completion of this transaction, in which one entire market area was divested, U.S. Cellular's operations will cover six market areas.

        U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of the other two licenses. U.S. Cellular also manages the operations of four additional licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. U.S. Cellular manages or has the rights to manage the operations of all except one of the 70 personal communication service licenses in which it owns an interest. In the remaining personal communication service license in which U.S. Cellular owns a limited partner interest, the general partner has the authority to select the manager of this operation.

        The following table summarizes the status of U.S. Cellular's interests in wireless markets at December 31, 2003. Personal communication service markets are designated as "PCS".

	Total	Cellular	PCS
Consolidated markets (1)	182	133	49
Consolidated markets to be acquired pursuant to existing agreements (2)	21	—	21
Minority interests accounted for using equity method (3)	26	26	—
Minority interests accounted for using cost method (4)	6	6	—

Total markets currently owned	235	165	70
Consolidated markets to be divested pursuant to existing agreements (5)	(6)	(6)	—

Total markets to be owned after completion of pending transaction	229	159	70

(1)
U.S. Cellular owns a controlling interest in each of the 133 cellular markets and 49 personal communication service markets. Included in the 49 consolidated personal communication service markets are four markets in which U.S. Cellular owns a limited partner interest, and U.S. Cellular includes the operations of these licenses in its consolidated results because it is considered to have the controlling financial interest for financial reporting purposes.

(2)
U.S. Cellular owns rights to acquire controlling interests in 21 additional personal communication service licenses through an acquisition agreement with AT&T Wireless which closed in August 2003. U.S. Cellular has up to five years from the August 1, 2003 closing date, to exercise its rights to acquire these licenses. See "Wireless Systems Development—Asset Exchange with AT&T Wireless"

(3)
Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method. U.S. Cellular's investments in these licenses are included in investment in unconsolidated entities in its balance sheet and its proportionate share of the net income of these licenses is included in investment income in its statement of operations.

(4)
Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method. U.S. Cellular's investments in these licenses are included in investment in unconsolidated entities in its balance sheet.

(5)
U.S. Cellular had agreed to sell these markets, which are included in "Consolidated Markets," to AT&T Wireless as of December 31, 2003. The transaction was completed in February 2004.

        Some of the territory covered by the personal communication service licenses U.S. Cellular operates overlaps with territory covered by the cellular licenses it operates. For the purpose of tracking population counts in order to calculate market penetration, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the population counts for any overlapping licensed area. Only non-overlapping, incremental population counts are added to the reported amount of total population in the case of an acquisition of a licensed area that overlaps a previously owned licensed area. The incremental population counts that are added in such event are referred to throughout this Form 10-K as "incremental" population measurements. Amounts reported in this Form 10-K as "total market population" do not duplicate any population counts in the case of any overlapping licensed areas U.S. Cellular owns.

        U.S. Cellular owns interests in consolidated wireless licenses which cover a total population of 46.3 million as of December 31, 2003. U.S. Cellular also owns investment interests in wireless licenses which represent 2.1 million population equivalents as of that date. "Population equivalents" represent the population of a wireless licensed area, based on 2002 Claritas estimates, multiplied by the percentage interest that U.S. Cellular owns in an entity licensed to operate such wireless license.

        Wireless systems in U.S. Cellular's consolidated markets served 4,409,000 customers at December 31, 2003, and contained 4,184 cell sites. The average penetration rate in U.S. Cellular's consolidated markets was 9.53% at December 31, 2003, and the number of customers who discontinued service (the "churn rate") in these markets averaged 1.78% per month for the twelve months ended December 31, 2003.

Wireless Telephone Operations

        The Wireless Telephone Industry.    Wireless telephone technology provides high-quality, high-capacity communications services to hand-held portable and in-vehicle wireless telephones. Wireless telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Wireless telephone systems also offer a full range of services, similar to those offered by conventional ("landline") telephone services. Data transmission capabilities offered by wireless telephone systems may be at slower speeds than those offered by landline telephone or other data service providers.

        Wireless telephone systems divide each service area into smaller geographic areas or "cells." Each cell is served by radio transmitters and receivers which operate on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled mobile telephone switching office. Each mobile telephone switching office is connected to the landline telephone network and potentially other mobile telephone switching offices. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the mobile telephone switching office and from there may be forwarded to the landline telephone network or to another wireless phone to complete the call. As the wireless telephone moves from one cell to another, the mobile telephone switching office determines radio signal strength and transfers ("hands off") the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

        The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each personal communication service licensed area, and these licensed areas overlap with cellular licensed areas. As a result, personal communication services license holders can and do compete with cellular license holders for customers. In addition, specialized mobile radio systems operators such as Nextel are providing wireless services similar to those offered by U.S. Cellular. Competition for customers also includes competing communications technologies, such as:

  •
  conventional landline telephone,

  •
  mobile satellite communications systems,

  •
  radio paging, and

  •
  voice over Internet Protocol.

        Personal communication service licensees have initiated service in nearly all areas of the United States, including substantially all of U.S. Cellular's licensed areas, and U.S. Cellular expects other wireless operators to continue deployment in all of U.S. Cellular's operating regions throughout 2004 and beyond. Additionally, technologies such as enhanced specialized mobile radio are competitive with wireless service in many of U.S. Cellular's markets.

        The services available to wireless customers and the sources of revenue available to wireless system operators are similar to those provided by landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Wireless system operators also provide service to customers of other operators' wireless systems while the customers are temporarily located within the operators' service areas. Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog wireless telephones be compatible in all market areas in the United States. Additionally, because U.S. Cellular has deployed digital radio technologies in substantially all of its service areas, its customers with digital, dual-mode (both analog and digital capabilities) or tri-mode (analog plus digital capabilities at both the cellular and personal communication service radio frequencies) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, U.S. Cellular can provide roaming service to other companies' customers who have compatible digital wireless telephones. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

        There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies' mobile telephone switching offices process information digitally, on certain cellular systems the radio transmission uses analog technology. All personal communication service systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry in the United States. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular's operations in a substantial portion of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), was also deployed by U.S. Cellular in its remaining markets.

        In late 2001, U.S. Cellular announced its plans to migrate to a single digital technology, CDMA for its customers, in all of its markets. U.S. Cellular believes that a single digital technology platform represents the best network strategy to foster its future growth. In 2002, U.S. Cellular began its plans to deploy CDMA 1XRTT technology which improves capacity and allows for higher speed data transmission than basic CDMA, throughout all of its markets, over a three-year period ending in 2004. As of December 31, 2003, U.S. Cellular had deployed CDMA 1XRTT technology in a substantial portion of its licensed areas, including areas where it had previously deployed TDMA technology, as part of its technology conversion plans. Migration of U.S. Cellular's customers to CDMA handsets in these markets is expected to take a few years.

        U.S. Cellular believes CDMA technology is the best digital radio technology choice for its operations for the following reasons:

  •
  TDMA technology may not be supported by manufacturers of future generations of wireless products due to limitations on the services it enables wireless companies to provide.

  •
  The lower long-term cost of CDMA in relation to the spectrum efficiency it provides compared to similar costs of other technologies.

  •
  Improved coverage provided by CDMA at most cell sites compared to other technologies.

  •
  A more efficient evolution through CDMA to a wireless network with higher data speeds, which will enable U.S. Cellular to provide enhanced data services.

        The main disadvantage of U.S. Cellular's conversion to CDMA technology is it is not as widely used outside the United States as other digital technologies. A third digital technology, Global System for Mobile Communication ("GSM"), is the standard technology in Europe and most other areas outside the United States. GSM technology, which is used by certain wireless companies in the United States, has certain advantages over CDMA in that GSM phones can be used more widely outside of the United States and GSM has a larger installed worldwide customer base. Also, TDMA technology is used in many parts of the United States and in other countries as well. Since CDMA technology is not compatible with GSM or TDMA technology, U.S. Cellular customers with CDMA-based handsets may not be able to use all of their handset features when traveling through GSM- and TDMA-based networks. Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular's customers may access CDMA service in virtually all areas of the United States.

        U.S. Cellular will continue to retain TDMA technology for the next several years in markets in which such technology is in use today. This will enable U.S. Cellular to provide TDMA-based service to its customers who still choose to use TDMA-based handsets and to roamers from other wireless providers who have TDMA-based networks. Also, since the TDMA equipment has analog capabilities embedded, U.S. Cellular will maintain the TDMA network in order to be able to meet the FCC mandate of retaining analog capability through 2008.

        U.S. Cellular's Operations.    Management anticipates further growth in wireless units in service and revenues in 2004 as it continues to expand through internal growth and as the licenses acquired in 2001, 2002 and 2003 become integrated into its operations.

        Expenses associated with this customer and revenue growth may reduce the amount of cash flows from operating activities and operating income during 2004. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's cash flows from operating activities and operating income to vary from quarter to quarter.

        Changes in any of several factors may reduce U.S. Cellular's growth in operating income and net income over the next few years. These factors include but are not limited to:

  •
  the growth rate in U.S. Cellular's customer base;

  •
  the usage and pricing of wireless services;

  •
  the cost to begin or integrate operations of newly acquired licensed areas;

  •
  the churn rate;

  •
  the cost of providing wireless services, including the cost of attracting and retaining customers;

  •
  the impact of the ability of wireless customers to retain, subject to certain geographical limitations, their existing telephone numbers when switching from one telecommunications carrier to another ("wireless number portability") on U.S. Cellular's business.

  •
  the completion of U.S. Cellular's migration to a CDMA network platform, which will require capital expenditures;

  •
  continued competition from other wireless licensees and other telecommunication technologies; and

  •
  continuing technological advances which may provide wireless products/services and additional competitive alternatives to wireless service.

        U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests included seven market areas at December 31, 2003. See "U.S. Cellular's Wireless Interests."

Wireless Systems Development

        Acquisitions, Divestitures and Exchanges.    U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from grouping its licenses geographically. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum. Over the past few years, U.S. Cellular has completed exchanges of minority interests or controlling interests in its less strategic markets for controlling interests in markets which better complement its operating market areas, such as the August 2003 Georgia and Florida exchange transaction with AT&T Wireless. U.S. Cellular has also completed outright sales of other less strategic licenses, such as the transaction completed in February 2004 pursuant to which U.S. Cellular sold certain licenses and operations in southern Texas to AT&T Wireless, and has purchased controlling interests in licenses which enhance its operating market areas. In 2001, U.S. Cellular began acquiring interests in personal communication service licenses. These licenses are in markets which are either adjacent to U.S. Cellular's current operations, thus expanding its current operating market areas, or are in territories in which U.S. Cellular currently operates, and will add spectrum capacity to those operations.

        U.S. Cellular may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its operating market areas and in other attractive markets. U.S. Cellular also seeks to acquire minority interests in licenses where it already owns the majority interest and/or operates the license. There can be no assurance that U.S. Cellular will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received. U.S. Cellular plans to retain minority interests in certain wireless licenses which it believes will earn a favorable return on investment. Other minority interests may be exchanged for interests in licenses which enhance U.S. Cellular's operations or may be sold for cash or other consideration. U.S. Cellular also continues to evaluate the disposition of certain controlling interests in wireless licenses which are not essential to its corporate development strategy.

        U.S. Cellular has an effective shelf registration for its Common Shares and Preferred Stock under the Securities Act of 1933 for issuance specifically in connection with acquisitions.

        Asset Exchange with AT&T Wireless.    On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. When this transaction is fully consummated, U.S. Cellular will receive 10 and 20 megahertz personal communication service licenses in 13 states contiguous to and that overlap existing properties in the Midwest and the Northeast; approximately $34 million in cash; and minority interests in six licenses it currently controls. On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in 10 markets in Florida and Georgia, representing the majority of U.S. Cellular's operations in these states, to AT&T Wireless and the assignments to it from AT&T Wireless of a portion of the personal communication service licenses. The assignment and development of 21 licenses has been deferred by U.S. Cellular for a period of up to five years from the closing date, in accordance with the agreement. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with the service requirements of the FCC. On August 1, 2003, U.S. Cellular also received the $34 million in cash and the minority interests. The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale.

        The 15 licenses that have been transferred to U.S. Cellular as of December 31, 2003, with a fair value totaling $136.6 million, are accounted for in Wireless license costs on the consolidated balance sheet. The 21 licenses that have not yet been assigned to U.S. Cellular, with a fair value totaling $42.0 million, are accounted for in Wireless license rights on the consolidated balance sheet. All asset values related to the properties acquired or pending, including license values, were determined using an independent valuation.

        Prior to the close of the AT&T Wireless exchange, U.S. Cellular allocated $93.7 million of goodwill related to the properties transferred to AT&T Wireless to assets of operations held for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." A loss of $25.8 million was recorded in 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the book value of the markets transferred to AT&T Wireless and the fair value of the assets received or to be received in the transaction.

        Pending Divestiture of Markets to AT&T Wireless.    On November 26, 2003, U.S. Cellular entered into an agreement with AT&T Wireless, pursuant to which U.S. Cellular would sell its majority interests and operations in six cellular markets to AT&T Wireless for $95 million in cash, excluding a working capital adjustment. These six markets represent U.S. Cellular's entire southern Texas market area. As of the date of the agreement, U.S. Cellular accounted for the assets and liabilities to be sold as assets and liabilities of operations held for sale in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations of the markets held for sale to AT&T Wireless at December 31, 2003 were included in results of operations through the transaction closing date in February 2004.

        A loss of $22.0 million was recorded in 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the book value of the markets to be sold to AT&T Wireless and the cash to be received in the transaction.

Wireless Interests and Operating Market Areas

        U.S. Cellular operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize U.S. Cellular's network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to benefits to customers, its operating strategy also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through the elimination of outbound roaming costs and increased sharing of facilities, personnel and other costs, enabling U.S. Cellular to maintain a relatively low per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

        The following section details U.S. Cellular's wireless interests, including those it owned or had the right to acquire as of December 31, 2003. The table lists the markets that U.S. Cellular manages or has the right to manage, grouped according to operating market area. U.S. Cellular's operating structure shows the areas in which U.S. Cellular is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest and along corridors of economic activity.

        The table aggregates the total population of the consolidated licenses within each operating market area, regardless of U.S. Cellular's percentage ownership in the licenses included in such operating market areas. The total population measure is provided to enable comparison of the relative size of each operating market area to U.S. Cellular's consolidated operations and to enable comparison of the relative size of U.S. Cellular's consolidated markets to its investment interests, respectively. The total population of U.S. Cellular's consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.

U.S. CELLULAR'S WIRELESS INTERESTS

        The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2003.

        Some of the territory covered by the personal communication service licenses U.S. Cellular owns overlaps with territory covered by the cellular licenses it owns. For the purpose of tracking amounts in the "2002 Total Population" column in the table below, when U.S. Cellular acquires or agrees to acquire a licensed area that overlaps a licensed area it already owns, it does not duplicate the total population for any overlapping licensed area. Only non-overlapping, incremental population amounts are added to the amounts in the "2002 Total Population" column in the table below, in the case of an acquisition of a licensed area that overlaps a previously owned licensed area.

Market Area	2002 Total Population (1)
Markets Currently Consolidated or Which are Expected to be Consolidated by U.S. Cellular:
MIDWEST MARKET AREA:
Chicago Major Trading Area/Michigan	12,865,000
Illinois/Indiana	5,183,000
Wisconsin/Minnesota	4,700,000
Missouri/Illinois/Arkansas	4,637,000
Iowa/Nebraska/South Dakota	2,727,000
Nebraska/Iowa/Missouri/Kansas	1,558,000

Total Midwest Market Area	31,670,000

MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina	2,793,000
Virginia/North Carolina	1,457,000
West Virginia/Maryland/Pennsylvania/Ohio	1,155,000

Total Mid-Atlantic Market Area	5,405,000

TEXAS/OKLAHOMA/MISSOURI/KANSAS/ARKANSAS MARKET AREA	5,177,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA	2,781,000

NORTHWEST MARKET AREA:
Washington/Oregon/Idaho	1,568,000
Oregon/California	1,098,000
Total Northwest Market Area	2,666,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA	1,490,000

SOUTHERN TEXAS MARKET AREA (2)	1,347,000

OTHER MARKETS	1,324,000

Total Markets Currently Consolidated or which are Expected to be Consolidated	51,860,000

Investment Markets	2,078,000

(1)
"2002 Total Population" represents the total population of the licensed area in which U.S. Cellular owns or has rights to own an interest, based on 2002 Claritas estimates (without duplication of the population counts of any overlapping licensed areas). In personal communication service licensed areas, this amount represents the portion of the personal communication service licensed areas owned that is not already served by a cellular licensed area in which U.S. Cellular owns a controlling interest. The "2002 Total Population" of total markets currently consolidated or which are expected to be consolidated includes rights to acquired licensed areas with a total population of 5,593,000. Excluding the population of these licensed areas to be acquired, U.S. Cellular's total population was 46,267,000 at December 31, 2003.

(2)
U.S. Cellular will divest its interests in these licensed areas, pursuant to an agreement entered into during 2003. The transfer of these interests to the acquiring party occurred in February 2003.

        System Design and Construction.    U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones which are compatible with its network technology, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by U.S. Cellular personnel or third party engineering firms. U.S. Cellular's switching equipment is digital, which provides high-quality transmissions and is capable of interconnecting in a manner which minimizes costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2003, over 90% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

        In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office. U.S. Cellular's wireless systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the mobile telephone switching office and the cell site. U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates. In other areas, U.S. Cellular's systems rely upon landline telephone connections to link cell sites with the mobile telephone switching office. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to avoid the current and future charges associated with leasing telephone lines from the landline telephone company.

        U.S. Cellular has continued to expand its wide area network to accommodate various business functions, including:

  •
  order processing

  •
  over the air provisioning

  •
  automatic call delivery

  •
  intersystem handoff

  •
  credit validation

  •
  fraud prevention

  •
  call data record collection

  •
  network management

  •
  long-distance traffic and

  •
  interconnectivity of all of U.S. Cellular's mobile telephone switching offices and cell sites.

        In addition, the wide area network accommodates virtually all internal data communications between various U.S. Cellular office and retail locations to process customer activations. The wide area network is deployed in U.S. Cellular's six customer service centers ("Customer Care Centers") for all customer service functions using U.S. Cellular's billing and information system.

        Management believes that currently available technologies will allow sufficient capacity on U.S. Cellular's networks to meet anticipated demand for voice services over the next few years. High-speed data and video services may require the acquisition of additional licenses to provide sufficient capacity in markets where U.S. Cellular offers these services.

Costs of System Construction and Financing

        Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, microwave equipment, engineering and installation. U.S. Cellular, consistent with FCC control requirements, uses primarily its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

        The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed through certain vendor financing, proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests. U.S. Cellular expects to meet its future funding requirements with cash generated by operations and borrowings under its revolving credit facilities. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. In 2004, U.S. Cellular estimates its capital expenditures will total between $610 million and $630 million.

Marketing

        U.S. Cellular's marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services—built around customer needs—at fair prices, supported by outstanding customer service. U.S. Cellular increases customer awareness through the use of traditional media such as TV, radio, newspaper and direct mail advertising. U.S. Cellular has achieved its current level of penetration of its markets through a combination of promotional advertising and broad distribution, and has been able sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service. U.S. Cellular supports a multi-faceted distribution program, including direct sales, agents and retail sales and service centers in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those channels. U.S. Cellular maintains a low customer churn rate (relative to other wireless carriers) by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

        Company-owned and managed locations are designed to market wireless service to the consumer and small business segments in a familiar setting. U.S. Cellular has expanded its e-commerce site to enable customers to purchase a broad range of accessories online, and this site is continually evolving to address customers' current needs. U.S. Cellular anticipates that as customers become increasingly comfortable with e-commerce, the Internet will become a more robust marketing channel for sales of rate plans as well as accessories. Traffic on U.S. Cellular's Web site is continually increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service and finding the locations of its stores and agents.

        U.S. Cellular believes that operating decisions should be made close to the customer, and accordingly, it manages its operating market areas with a decentralized staff, including sales, marketing, network operations, engineering and finance personnel. U.S. Cellular operates six regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. Direct sales consultants market wireless service to business customers. Retail sales associates work out of U.S. Cellular's nearly 450 Company-owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

        U.S. Cellular continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2003 had contracts with over 800 of these businesses aggregating 1,800 locations. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. U.S. Cellular's agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular's dealers include major appliance dealers, car stereo companies and mass merchants including national companies such as Wal-Mart, Radio Shack, Best Buy and American TV. Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-Company retailer accounted for 10% or more of U.S. Cellular's operating revenues during the past three years.

        U.S. Cellular uses a variety of direct mail, billboard, radio, television and newspaper advertising to stimulate interest by prospective customers in purchasing U.S. Cellular's wireless service and to establish familiarity with U.S. Cellular's name. U.S. Cellular operates under a unified brand name and logo, U.S. Cellular®, across all its markets, and uses the tag line, "We Connect With You"®.

        U.S. Cellular's advertising is directed at gaining customers, improving customers' awareness of the U.S. Cellular® brand, increasing existing customers' usage of U.S. Cellular's services and increasing the public awareness and understanding of the wireless services it offers. U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market. U.S. Cellular supplements its advertising with a focused public relations program. This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of U.S. Cellular and its brand. These programs are aimed at supporting the communities U.S. Cellular serves. The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through U.S. Cellular's Stop Abuse From Existing programs, to supporting safe driving programs.

        U.S. Cellular continues to migrate customers in its cellular licensed areas from analog to digital service plans, and as of year-end 2003 over 85% of U.S. Cellular's customers were using U.S. Cellular's digital services. Additionally, during the second half of 2003, U.S. Cellular began offering its easyedgeSM brand of enhanced data services in many of its operating market areas where it has implemented CDMA 1XRTT digital radio technology, supporting that effort using a wide variety of media. The initial results of the easyedgeSM rollout have been encouraging, as both new customers and existing customers have signed up for data service plans. These enhanced data services include downloading news/weather/sports information/games, ringtones and other consumer services as well as wireless modem capabilities to use with personal computers. U.S. Cellular plans on expanding its easyedgeSM services in 2004 and beyond. In October 2003, Edge Wireless, LLC filed a complaint against U.S. Cellular for trademark infringement alleging that the easyedgeSM mark infringes certain of Edge Wireless's marks. In December 2003, a court preliminarily enjoined U.S. Cellular from marketing or offering the easyedgeSM service in the markets in which it competes with Edge Wireless, which include portions of U.S. Cellular's service areas in California, Oregon and Idaho. A trial is scheduled for May 2004. U.S. Cellular intends to vigorously contest this matter.

        The FCC mandated that all wireless carriers that provide service in the top 100 metropolitan statistical areas had to be capable of facilitating wireless number portability beginning on November 24, 2003. Carriers that provide service outside the top 100 metropolitan statistical areas are required to facilitate number portability beginning on May 24, 2004. See "Regulation." In conjunction with this mandate, U.S. Cellular began tailoring certain of its advertising to those customers who may be interested in switching wireless carriers and keeping their current wireless telephone number. To date, U.S. Cellular has been successful in accommodating those customers who switch to U.S. Cellular service from other carriers and wish to keep their wireless telephone numbers. U.S. Cellular has also been successful in accommodating those customers who wish to change from U.S. Cellular to another carrier and keep their wireless telephone number.

        The following table summarizes, by operating market area, the total population, U.S. Cellular's customer units and penetration for U.S. Cellular's consolidated markets as of December 31, 2003.

Operating Market Areas	Population (1)	Customers	Penetration
Midwest Market Area	27,536,000	2,296,000	8.34%
Mid-Atlantic Market Area	5,405,000	669,000	12.38%
Texas/Oklahoma/Missouri/Kansas Market Area	3,747,000	342,000	9.13%
Maine/New Hampshire/Vermont Market Area	2,752,000	334,000	12.14%
Northwest Market Area	2,666,000	414,000	15.53%
Eastern Tennessee/Western North Carolina Market Area	1,490,000	180,000	12.08%
Southern Texas Market Area (2)	1,347,000	74,000	5.49%
Other Markets	1,324,000	100,000	7.55%

	46,267,000	4,409,000	9.53%

(1)
Represents 100% of the population of the licensed areas in which U.S. Cellular has a controlling financial interest for financial reporting purposes, based on 2002 Claritas population estimates. "Population" in this context includes only the areas covering such markets for the purposes of calculating market penetration and is not related to "population equivalents," as previously defined.

(2)
U.S. Cellular has entered into an agreement to divest each of the licensed areas and associated customer base included in this market area.

Customers and System Usage

        U.S. Cellular provides service to a broad range of customers from a wide spectrum of demographic segments. U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. Business users typically include a large proportion of individuals who work outside of their offices such as people in the construction, real estate, wholesale and retail distribution businesses as well as various professionals. Increasingly, U.S. Cellular is providing wireless service to consumers and to customers who use their wireless telephones for mixed business and personal use as well as for security purposes. A major portion of U.S. Cellular's recent customer and revenue growth is from these users.

        On average, the retail customers in U.S. Cellular's consolidated markets used their wireless systems approximately 422 minutes per unit each month and generated retail service revenue of approximately $39 per month during 2003, compared to 304 minutes and $38 per month in 2002. Revenue generated by roamers using U.S. Cellular's systems ("inbound roaming"), together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit to $47 during 2003. Average monthly service revenue per customer unit increased less than 1% during 2003. This result was primarily due to an increase in the number of minutes used by both retail customers and roamers, almost fully offset by decreases in average revenue per minute of use from both retail customers and roamers. Competitive pressures, continued penetration of the consumer market and U.S. Cellular's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2003. The decrease in inbound roaming revenue per minute was primarily due to the general downward trend in per minute prices for roaming negotiated between U.S. Cellular and other wireless operators. U.S. Cellular anticipates that average monthly retail service revenue per customer unit will not change significantly in the near future, while total monthly service revenue per customer is expected to decline slightly in the future, primarily due to the decline in inbound roaming revenues. However, this effect is anticipated to be more than offset by increases in U.S. Cellular's customer base; therefore, U.S. Cellular anticipates that total revenues will continue to grow for the next few years.

        U.S. Cellular's main sources of revenue are from its own customers and from inbound roaming customers. The interconnectivity of wireless service enables a customer to place or receive a call in a wireless service area away from the customer's home service area. U.S. Cellular has entered into roaming agreements with operators of other wireless systems covering virtually all systems in the United States, Canada and Mexico. Roaming agreements offer customers the opportunity to roam on these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular's systems in the other carriers' systems. Also, a customer of a participating system roaming (i.e., traveling) in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular's system. The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer's carrier. U.S. Cellular bills this charge to the customer's home carrier, which then bills the customer. In some instances, based on competitive factors, many carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged to the carriers by other wireless carriers for roaming.

        The following table summarizes certain information about customers and market penetration in U.S. Cellular's consolidated operations.

	Year Ended or At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	182	178	168	139	139
Total population of markets in service (000s)	46,267	41,048	28,632	24,912	24,861
Customer Units:
at beginning of period (2)	4,103,000	3,461,000	3,061,000	2,602,000	2,183,000
acquired (divested) during period (3)	(141,000)	332,000	46,000	(24,000)	15,000
additions during period (2)	1,357,000	1,244,000	1,095,000	1,154,000	1,000,000
disconnects during period (2)	(910,000)	(934,000)	(741,000)	(671,000)	(596,000)
at end of period (2)	4,409,000	4,103,000	3,461,000	3,061,000	2,602,000
Market penetration at end of period (4)	9.53%	10.00%	12.09%	12.29%	10.47%
Consolidated revenues	$2,582,783	$2,197,586	$1,894,830	$1,716,640	$1,576,429
Depreciation expense	374,769	311,933	237,346	205,916	184,830
Amortization and accretion expense	57,564	39,161	63,312	59,782	45,142
Operating Income	166,639	281,166	317,212	292,313	255,842
Capital expenditures	632,526	730,645	503,334	305,417	277,450
Business segment assets	$4,923,621	$4,699,132	$3,759,157	$3,446,852	$3,365,733

(1)
Represents the number of licensed areas in which U.S. Cellular owned a controlling financial interest at the end of each respective period. The revenues and expenses of these licensed areas are included in U.S. Cellular's consolidated revenues and expenses for each period.

(2)
Represents the number of revenue-generating wireless telephones served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenue generated by such wireless telephones is included in consolidated revenues.

(3)
Represents the number of revenue-generating wireless telephones added to or subtracted from U.S. Cellular's customer base during the period due to acquisitions or divestitures of wireless licenses.

(4)
Computed by dividing the number of customer units at the end of the period by the total population of consolidated markets in service as estimated by Claritas (1998-2002) for the years 1999-2003, respectively.

Products and Services

        Wireless Telephones and Installation.    U.S. Cellular offers a full range of wireless telephones for use by its customers, including both analog and digital handsets. U.S. Cellular's digital service offerings include additional features such as caller ID, short messaging services and data transmission, and in certain markets it offers enhanced data services which include camera features, downloading and wireless modem capabilities. A majority of new customers are selecting dual-mode or tri-mode wireless telephones, which can be used on analog and digital networks, to fully utilize these features. These types of wireless telephones and associated features appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming regardless of their travel patterns. U.S. Cellular emphasizes these types of wireless telephones in its marketing efforts.

        U.S. Cellular negotiates volume discounts with its wireless telephone suppliers. U.S. Cellular significantly increased its purchasing power in 2002 by implementing a distribution software system that enables it to sell and distribute handsets to its agents, and has expanded its sales of handsets to agents throughout 2003. U.S. Cellular discounts wireless telephones sold to customers to meet competition or to stimulate sales by reducing the cost of becoming a wireless customer. In most instances, where permitted by law, customers are generally required to sign a service contract with U.S. Cellular at the time the handset sale takes place. U.S. Cellular also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

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

        Wireless Services.    U.S. Cellular's customers are able to choose from a variety of packaged voice and data pricing plans which are designed to fit different usage patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular's brand positioning. U.S. Cellular generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes, enabling the customer to get more value for their money. Business rate plans are offered to companies to meet their unique needs. U.S. Cellular's national rate plan, SpanAmericaSM, prices all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular is continually reviewing its prepaid TalkTracker® offering to streamline it and make it more compatible with the lifestyles of the customers who want to buy this product. U.S. Cellular also has a small number of reseller customers who purchase blocks of minutes and resell them to their customers.

        U.S. Cellular's customer bills typically show separate charges for custom usage features, airtime in excess of the packaged amount (such packages may include roaming and toll usage), roaming and toll calls and data usage. Custom usage features provided by U.S. Cellular include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

        Regulatory Environment.    U.S. Cellular's operations are subject to FCC and state regulation. The wireless telephone licenses U.S. Cellular holds are granted by the FCC for the use of radio frequencies in the 800 megahertz band ("cellular" licenses), and in the 1900 megahertz band ("personal communication service" licenses), and are an important component of the overall value of U.S. Cellular's assets. The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 ("Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

        Licensing—Wireless Service.    For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (metropolitan statistical areas and rural service areas). In each market, the allocated cellular frequencies are divided into two equal blocks.

        Since January 1, 2002, an entity which controls one cellular system in a metropolitan statistical area has been able to control the competing cellular system in that metropolitan statistical area. The FCC determined that wireless competition in metropolitan statistical areas among cellular, personal communication service and certain specialized mobile radio carriers, such as Nextel, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on metropolitan statistical area cross-ownership. However, the FCC has retained the rule which prohibits any entity which controls a cellular system in a rural service area from owning an interest exceeding five percent in another cellular system in the same rural service area, though that rule may be waived in appropriate circumstances.

        The FCC commenced a rulemaking proceeding in which it tentatively concluded to retain the current cellular cross-ownership rule in rural service areas with three or fewer commercial mobile radio service competitors, but is considering whether to remove the rule as it applies to other rural service areas and to non-controlling investments in all rural service area licensees. The timing and possible outcome of this proceeding cannot be predicted at this time.

        The FCC has also allocated a total of 140 megahertz for broadband personal communication service, 20 megahertz to unlicensed operations and 120 megahertz to licensed operations, originally consisting of two 30 megahertz blocks in each of 51 major trading areas and one 30 megahertz block and three 10 megahertz blocks in each of 493 basic trading areas. Certain of the 30 megahertz basic trading area frequency blocks were split into 15 megahertz segments when the original licensees, unable to pay their installment payments in full to the FCC, returned part of their assigned spectrum to the FCC and it was subsequently reauctioned. Subject to some conditions, the FCC also permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis, or both, to a third party.

        Prior to January 1, 2003, no entity was allowed to have a controlling interest in more than 55 megahertz of cellular, personal communication service, or "covered" specialized mobile radio spectrum in a given major trading area or basic trading area. Cellular systems have 25 megahertz of spectrum, and personal communication service systems may have 10, 15, or 30 megahertz of spectrum. As of January 1, 2003, this "spectrum cap" has been eliminated, and the FCC now determines whether acquisition of wireless licenses are in the public interest on a case-by-case basis under criteria which are being developed on a case-by-case basis.

        The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

        Licensing—Facilities.    The FCC must be notified each time an additional cell site is constructed which enlarges the service area of a given cellular market. The FCC's rules also generally require persons or entities holding wireless construction permits or licenses to coordinate their proposed frequency usage with neighboring wireless licensees in order to avoid electrical interference between adjacent systems. The coordination process has become more complex as neighboring systems have begun to employ differing digital technologies. The height and power of base stations in wireless systems are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.

        Beginning in 1996, the FCC also imposed a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance. All new towers must be registered at the time of construction and existing towers were required to be registered by May 1998 on a staggered state-by-state basis. U.S. Cellular believes that it is in compliance with the FCC's tower registration requirements.

        Beginning in October 1997, wireless systems, which previously were excluded from having to evaluate their facilities to ensure their compliance with federal "radio frequency" radiation requirements, were made subject to those requirements. As a result, all wireless towers of less than 10 meters in height, building-mounted antennas and wireless telephones must comply with radio frequency radiation guidelines. Since October 1997, all new wireless facilities have had to be in compliance when they are brought into service. Since September 1, 2000, all existing facilities have had to be brought into compliance. U.S. Cellular believes that its facilities are in compliance with these requirements. The FCC is currently considering changes to its rules to subject more proposed towers to environmental evaluation.

        Licensing—Commercial Mobile Radio Service.    Pursuant to 1993 amendments to the Communications Act, cellular and personal communication services are classified as commercial mobile radio service, in that they are services offered to the public, for a fee, and are interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

        All commercial mobile radio service wireless licensees must satisfy specified coverage requirements. Cellular licensees were required, during the five years following the initial grant of the respective license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC. All 30 megahertz block personal communication service licensees must construct facilities that provide coverage to one-third of the population of the service area within five years of the initial license grants and to two-thirds of the population within ten years. All other licensees and certain 10 and 15 megahertz block licensees must construct facilities that provide coverage to one-fourth of the population of the licensed area or "make a showing of substantial service in their license area" within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. In a pending rulemaking proceeding, the FCC is considering replacing those percentage coverage requirements for personal communication service carriers with a requirement that carriers provide substantial service to their licensed service areas, which would give carriers greater flexibility in providing service in accordance with customer demand.

        Cellular and personal communication service licenses are granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular's licenses which it applied to have renewed between 1994 and 2003 have been renewed.

        All of U.S. Cellular's approximately 1,100 FCC licenses for the microwave radio stations it uses to link its cell sites with each other and with its mobile telephone switching offices were required to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses receive ten-year terms as well. Over the next few years, owing to new satellite services being licensed in the relevant frequency bands, it is likely that U.S. Cellular's remaining two gigahertz microwave facilities will have to be shifted to other frequencies. It is anticipated that those changes will be made without affecting service to customers.

        U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for renewal expectancy in its upcoming renewal filings. Accordingly, U.S. Cellular believes that current regulations will have no significant effect on the renewal of its licenses. However, changes in the regulation of wireless operators or their activities and of other mobile service providers could have a material adverse effect on U.S. Cellular's operations.

        Recent Events—E-911.    There are certain regulatory proceedings currently pending before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed new enhanced 911 regulations on wireless carriers. The rules require wireless carriers to provide increasingly detailed information about the location of wireless 911 callers in two phases. The obligation of a wireless carrier to provide this information is triggered by a qualifying request from state or local agencies that handle 911 calls in the markets served by the wireless carrier. In phase one, which has been required since April 1998, wireless carriers are required to identify the location of the cell site from which a wireless call has been made and the wireless 911 caller's phone number. U.S. Cellular has timely provided this information in compliance with the FCC's rules in most but not all of its markets.

        In 2001, U.S. Cellular filed a request for a waiver of phase two of the FCC's E-911 rules that required wireless carriers to provide more precise latitude and longitude location information about wireless 911 callers by October 1, 2001. In July 2002, the FCC released an order that delayed until March 1, 2003, the deadline by which certain medium-sized wireless carriers, including U.S. Cellular, were required to provide more precise phase two location information in response to qualifying requests from state or local 911 agencies. U.S. Cellular is in compliance with the revised phase two enhanced 911 requirements in most of its markets. However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC's phase one or phase two requirements in all its markets.

        Recent Events—Wireless Number Portability.    The FCC mandated that all wireless carriers must be capable of facilitating wireless number portability beginning in November 2003. As of November 24, 2003, all wireless providers had to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. As a result, any wireless customer in the largest 100 Metropolitan Statistical Areas in the United States may switch carriers and keep their current wireless telephone number. U.S. Cellular had the infrastructure in place to accommodate wireless number portability prior to the November 2003 deadline.

        Now that wireless number portability has been implemented, FCC rules require that wireless providers and local exchange carriers, subject to certain exceptions, provide such wireless number portability in the 100 largest metropolitan statistical areas in compliance with certain FCC performance criteria, upon request from another carrier. For metropolitan statistical areas outside the largest 100, wireless providers that receive a request to allow an end user to port their number must be capable of doing so within six months of receiving the request or within six months after November 24, 2003, whichever is later. As of May 24, 2004, wireless carriers will be subject to number portability requirements throughout the entire country.

        U.S. Cellular is unable to predict the impact that the implementation of wireless number portability will have on its overall business. The implementation of wireless number portability will likely increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a barrier for customers who wish to change wireless carriers. U.S. Cellular believes that it may be able to obtain additional new customers that wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular's operating costs in the future. Any of the above factors could have an adverse affect on U.S. Cellular's competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

        Recent Events—Number Pooling.    Cellular and broadband personal communication service providers also had to be capable, by November 2002, of receiving from the numbering authorities telephone numbers in blocks of 1,000, rather than 10,000, as has been the case previously. This action is intended to conserve telephone numbers and extend the life of the current numbering system.

        U.S. Cellular is now in compliance with the FCC's thousands block number pooling requirements and the FCC's current number portability requirements. Both requirements are complex and have required extensive capital investment. A substantial portion of this investment has been made as of December 31, 2003.

        Recent Events—Reciprocal Compensation.    In another proceeding, the FCC in 1996 adopted rules regarding the method by which wireless carriers and local exchange carriers shall compensate each other for interconnecting wireless and local exchange facilities. The FCC rules provided for symmetrical and reciprocal compensation between local exchange carriers and wireless carriers, and also prescribed interim interconnection proxy rates, which are much lower than the rates formerly paid by wireless carriers to local exchange carriers. Symmetrical and reciprocal compensation means wireless carriers and local exchange carriers must pay each other at the same rate. Interconnection rate issues will be decided by the states. Wireless carriers are now paying and in the future can be expected to pay lower rates to local exchange carriers than they previously paid. This result was favorable to the wireless industry and somewhat unfavorable to local exchange carriers.

        The FCC is currently considering a proposal to eliminate reciprocal compensation between wireless carriers and local exchange carriers and to move toward a so-called "bill and keep" system. If adopted, this change in the rules would also be favorable to wireless carriers, as wireless customers currently make more calls to wireline customers than vice versa.

        Telecommunications Act—General.    The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

        Telecommunications Act—Universal Service.    The Telecommunications Act establishes principles and a process for implementing a modified "universal service" policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a universal service support mechanism "to ensure that all Americans have access to telecommunications services." The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline telephone service in high cost areas is subsidized by support from the "universal service" fund, to which, as noted above, all carriers with interstate and international revenues must contribute. Such payments which were based on a percentage of the total "billed revenue" of carriers for a given previous period of time, began in 1998.

        Since February 2003, such payments have been based on estimates of future revenues. Previously, these payments were based on historical revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, and Wisconsin and has received payments for services provided to high cost areas within those states.

        Communications Assistance to Law Enforcement Act.    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. U.S. Cellular is now substantially in compliance with the requirements of such act. However, issues exist as to the applicability of such act to transmissions of "packet data" and other "information services." U.S. Cellular will attempt to comply with the act's "information service" requirements as they are clarified and become applicable.

        Other Recent FCC Actions.    The FCC has also taken action in proceedings: (1) to ensure that the customers of wireless providers, among other carriers, will receive complete, accurate, and understandable bills; (2) to establish safeguards to protect against unauthorized access to customer information; (3) to require improved access to telecommunications facilities by persons with disabilities; and (4) to set national policy for the allocation by state public utilities commissions of telephone numbers to wireline and wireless carriers.

        The FCC has pending two proceedings which may have a considerable impact on wireless carriers. In the first proceeding, the FCC has preliminarily decided that commercial mobile radio service carriers may not obtain the use of certain facilities from wireline carriers, (for example, for telephone lines linking cell sites), at the unbundled network element prices now charged to competitive local exchange carriers, which are lower than those charged to commercial mobile radio service carriers. However, reconsideration is being sought. If the FCC determines that commercial mobile radio service carriers may obtain the use of wireline facilities at unbundled network element prices, that result would be favorable to wireless carriers. Currently, U.S. Cellular predominantly employs microwave facilities, and not leased wireline facilities, to link its cell sites.

        In the second proceeding, the FCC adopted an order in January 2003, pursuant to which the mobile satellite service will permit its licensees to offer terrestrial wireless service in competition with commercial mobile radio service carriers, provided the mobile satellite service licensees also offer satellite telephone service, which will involve building their proposed satellite networks. Assuming the mobile satellite service licensees do build their satellite networks and thus obtain "ancillary terrestrial authority," the increased competition could be unfavorable to existing commercial mobile radio service carriers. It is anticipated that those satellite networks may go into service in approximately 2005.

        In January 2000, the FCC took an action which may have an impact on both cellular and personal communication service licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 megahertz band, a portion of which was auctioned in 2002. The majority of the spectrum in these bands is being auctioned in large regional service areas, although there is a portion available which covers individual metropolitan statistical area and rural service area markets. The FCC has conducted two auctions for the metropolitan statistical area and rural service area licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively. Additional auctions to license the 688-792 megahertz spectrum are anticipated in 2004.

        The FCC adopted service rules in October 2003 to provide for use of the 90 megahertz of spectrum, 1710-1755/2110-2155 megahertz, for advanced wireless uses. This advanced wireless spectrum is intended to provide high-speed data services as well as full-motion video and other services. The FCC has projected that this spectrum could be auctioned in 2004.

        In June 2002, the FCC created a Spectrum Policy Task Force and commenced proceedings to review and make recommendations on broad categories of possible spectrum policy change. The allocation of additional spectrum for unlicensed services, which has been strongly promoted by various manufacturers of 802.11b devices and Wi-Fi service providers, has emerged from that review process as a potentially significant shift in FCC spectrum policy affecting wireless competition between carriers who paid for spectrum and those who plan to implement networks using unlicensed free spectrum. The FCC commenced proceedings in December 2002 to allocate additional spectrum in the television broadcast bands as well as the 3650-3700 megahertz band for unlicensed services which remain pending. In November 2003 the FCC approved a significant expansion of the spectrum available for unlicensed uses by permitting 802.11b and Wi-Fi operations in the 5.4-5.7 gigahertz band.

        The FCC adopted in May 2003 new spectrum leasing policies which permit licensees of cellular, personal communication service, and specialized mobile radio spectrum, among other bands, to lease to third parties any amount of spectrum in any geographic area encompassed by their licenses, and for any period of time not extending beyond the current term of the license. The FCC has also adopted streamlined processing rules for applications for assignment and transfer of control of telecommunications carrier licenses. These new rules and policies will take effect in 2004.

        The FCC also has pending proceedings commenced in April 2003 to develop service rules for multipoint distribution service, microwave multipoint distribution service and instructional television fixed service spectrum in the 2150-2162 megahertz and 2500-2690 megahertz bands which will foster uses of this spectrum for advanced wireless services, including commercial mobile services. This spectrum could create opportunities for new or expanded competition with existing commercial mobile radio service operators.

        State and Local Regulation.    U.S. Cellular is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. In 1993, Congress preempted states from regulating the entry of wireless systems into service and the rates charged by wireless systems to customers. The siting and construction of wireless facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations. However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed. In addition, states may still regulate other terms and conditions of wireless service.

        In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of commercial mobile radio service carriers, even if such activities might have an incidental effect on wireless rates. This ruling has led to more state regulation of commercial mobile radio service carriers, particularly from the standpoint of consumer protection. Although U.S. Cellular intends to vigorously defend its activities, there can be no assurance that potential state regulatory proceedings and/or consumer lawsuits will not have a material adverse effect on its financial condition, results of operations, cash flows, business or prospects.

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

        Radio Frequency Emissions.    Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Although some studies have suggested that radio frequency emissions may cause certain biological effects, most of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Research and studies are ongoing. These concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on U.S. Cellular's results of operations. Several class action and single-plaintiff lawsuits have been filed against several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The lawsuits seek substantial monetary damages as well as injunctive relief. One important case in which the plaintiff alleged that his brain tumor had been caused by his wireless telephone use, Newman v. Verizon et al, was dismissed in the U.S. District Court in Maryland in October 2002, and that ruling was upheld in the U.S. Court of Appeals for the Fourth Circuit in October 2003. There can be no assurance, however, that the outcome of other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular. Currently, U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance will continue to be available or will not be prohibitively expensive in the future.

Competition

        U.S. Cellular competes directly with several wireless communication service providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market. U.S. Cellular generally competes against each of the six near-nationwide wireless companies: Verizon Wireless, Sprint PCS (and affiliates), Cingular Wireless, AT&T Wireless, T-Mobile and Nextel. However, not all six competitors operate in each market where U.S. Cellular does business. These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

        The use of national advertising and promotional programs by such national wireless operators may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide service in a particular market. U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network. If U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular will incur roaming charges for calls made in portions of the calling area which are not part of its network.

        In the Midwest, U.S. Cellular's largest contiguous service area, it can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network. U.S. Cellular also employs a customer satisfaction strategy throughout its markets it believes has contributed to a relatively low churn rate and has had a positive impact on its cost to acquire and serve customers.

        Some of U.S. Cellular's competitors bundle other services, such as landline telephone service and internet access, with their wireless communications services, which U.S. Cellular either does not have the ability to offer or has chosen not to offer.

        In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, Western Wireless, Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service.

        Since U.S. Cellular's competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

        The FCC's rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public.

        In recent years, enhanced specialized mobile radio providers have initiated service in many of U.S. Cellular's markets. Although less directly a substitute for other wireless services, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Similar technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

        Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for wireless systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. Such systems are designed primarily to serve the communications needs of remote locations and mobile satellite systems could provide viable competition for land-based wireless systems in such areas. Some initial deployments have been made and service is now being provided in certain areas. It is also possible that the FCC may in the future assign additional frequencies to wireless telephone service or enhanced specialized mobile radio service to provide for more competitors in each market.

TDS Telecom Operations

Overview

        TDS's wireline telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a wholly owned business unit of TDS. TDS Telecom's corporate headquarters are located in Madison, Wisconsin. TDS Telecom is a holding company which, through its affiliates, provides high-quality telecommunication services, including full-service local exchange service, long-distance telephone service, and Internet access, to rural and suburban communities. TDS Telecom has 111 telephone company subsidiaries that are incumbent local exchange carriers. An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom served approximately 722,200 equivalent access lines in 28 states through its incumbent local exchange carrier subsidiaries at December 31, 2003. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines. TDS Telecom also provides telecommunications services as a competitive local exchange carrier through its subsidiaries—TDS Metrocom and USLink.

        The table below sets forth, as of December 31, 2003, the eight largest states of TDS Telecom's incumbent local exchange carrier operations based on the number of equivalent access lines and the total number of equivalent access lines operated by all of the incumbent local exchange carrier subsidiaries of TDS Telecom.

State	Number of Equivalent Access Lines at December 31, 2003	% of Total
Wisconsin	161,686	22.4%
Tennessee	111,540	15.4
Georgia	55,198	7.6
New Hampshire	39,029	5.4
Minnesota	37,573	5.2
Indiana	34,587	4.8
Maine	28,763	4.0
Alabama	28,718	4.0

Total for 8 Largest States	497,094	68.8
Other States	225,106	31.2

Total	722,200	100.0%

        Each TDS Telecom incumbent local exchange carrier provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long-distance or toll service is provided through connections with long-distance carriers, primarily AT&T and the Regional Bell Operating Companies, which purchase network access from the TDS Telecom incumbent local exchange carriers. In 2000, TDS Telecom set up a long distance unit to resell long distance service in its incumbent local exchange carrier markets and served 230,500 long distance customers at December 31, 2003, an increase from 197,500 at December 31, 2002.

        In 1998, TDS Telecom affiliates began providing telecommunications services as a competitive local exchange carrier in the greater Madison and Appleton areas of Wisconsin under the TDS Metrocom brand name and in Minnesota markets including Minneapolis/St. Paul under the USLink brand name. Competitive local exchange carrier is a term that depicts companies that enter the operating areas of incumbent local exchange carriers to offer local exchange and other telephone services. In 2001, TDS Metrocom began providing service in Lake County, Illinois and southern Michigan. TDS Telecom served approximately 364,800 equivalent access lines through its competitive local exchange carrier subsidiaries at December 31, 2003, an increase from 291,400 at December 31, 2002.

        Future growth in telephone operations is expected to be derived from providing service to new or presently underserved customers, expanding service in the areas currently served by TDS Telecom and others, upgrading existing customers to higher grades of service and increasing penetration of services. Additionally, growth is expected from new services made possible by advances in technology, and the acquisition or development of additional incumbent local exchange carrier and competitive local exchange carrier operations.

        TDS Telecom is committed to offering its customers a full complement of telecommunications services and bundles those services in customer friendly packages to provide a single source for its customers' telecommunication needs. TDS Telecom intends to provide its customers with expanded communications products and services covering their local, long distance, Internet and data needs.

        The following table summarizes certain information regarding TDS Telecom's incumbent local exchange carrier "ILEC" and competitive local exchange carrier "CLEC" telephone and Internet operations:

	Year Ended or At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
ILEC Equivalent Access lines (1)	722,200	711,200	678,300	619,600	583,300
% Residential	78.1%	74.9%	74.8%	75.8%	76.3%
% Business (nonresidential)	21.9%	25.1%	25.2%	24.2%	23.7%
CLEC Equivalent Access lines (1)	364,800	291,400	192,100	112,100	65,900
Internet Customers:
ILEC	112,900	117,600	117,500	72,100	63,600
CLEC	22,200	24,700	13,700	11,200	9,400
Digital Subscriber Line Customers:
ILEC	23,600	9,100	2,200	22	—
CLEC	20,100	11,800	6,800	2,300	500
ILEC Long Distance Customers	230,500	197,500	125,300	40,500	—
Consolidated:
Total Revenues	$862,433	$800,888	$693,712	$610,216	$545,917
Depreciation and amortization expense	163,399	159,291	149,361	133,445	123,350
Operating income	148,905	105,189	118,943	127,753	114,551
Construction expenditures	139,218	168,405	196,816	150,602	122,181
Business segment assets	$2,043,840	$2,105,108	$1,741,324	$1,365,803	$1,306,730
ILEC:
Total Revenues	$652,782	$626,787	$576,817	$528,981	$492,530
Depreciation and amortization expense	130,036	130,232	131,787	124,389	117,443
Operating income	174,882	167,914	161,916	142,708	124,093
Construction expenditures	111,924	116,486	99,866	93,401	99,154
Business segment assets	$1,808,511	$1,858,923	$1,527,758	$1,245,260	$1,243,068
CLEC:
Total Revenues	$213,501	$176,602	$118,812	$84,720	$55,173
Depreciation and amortization expense	33,363	29,059	17,574	9,056	5,907
Operating income (loss)	(25,977)	(62,725)	(42,973)	(14,955)	(9,542)
Construction expenditures	27,294	51,919	96,950	57,201	23,027
Business segment assets	235,329	246,185	213,566	120,543	63,662
Intra-company Revenue Elimination	$(3,850)	$(2,501)	$(1,917)	$(3,485)	$(1,786)

(1)
An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office. Access line equivalents are derived by converting high capacity data lines to the estimated capacity of one switched access line.

Business Strategy

        TDS Telecom has produced revenue growth in its incumbent local exchange carrier markets by providing its customers with state-of-the-art telecommunications solutions, maintaining a high quality of on-going service and selectively acquiring local telephone companies. Management believes that TDS Telecom has a number of advantages as an incumbent local exchange carrier, including a modern network substantially upgraded to provide a variety of advanced calling services, a strong local presence, an established brand name and economies of scale not available to smaller independent operators. However, the competitive environment in the telecommunications industry has changed significantly as a result of technological advances, increasing customer requirements and regulatory changes, including the Telecommunications Act of 1996 (the "Telecommunications Act"). In response to this challenging competitive environment, TDS Telecom's business plan is designed to leverage TDS Telecom's strength as an incumbent local exchange carrier into a full-service telecommunications company that includes competitive local exchange carrier operations. The business plan provides for TDS Telecom to meet these challenges in several areas:

  •
  Developing clusters of operations which expand its geographic footprint in areas where it can best leverage existing assets;

  •
  Growing and protecting TDS Telecom's core incumbent local exchange carrier business while leveraging its strengths into attractive new markets as a competitive local exchange carrier;

  •
  Championing TDS Telecom's position to ensure favorable regulatory treatment and preservation of its revenue streams;

  •
  Developing, deploying, and marketing high-growth new services with an emphasis on data; and

  •
  Creating efficiencies by optimizing cross-functional processes that have the potential for productivity improvement.

        Both incumbent local exchange carriers and competitive local exchange carriers are faced with significant challenges, including the industry decline in long distance minutes of use and use of second lines by customers, growing competition from wireless and other wireline providers, changes in regulation, new technologies such as voice over Internet Protocol, and the downturn in the economy. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

Incumbent Local Exchange Carrier Segment

        TDS Telecom's goal is to be a leading integrated communications provider in its incumbent local exchange carrier markets. As of December 31, 2003, TDS Telecom was the sixth largest non-Bell local exchange telephone company in the United States based upon a survey by United States Telecommunications Association. This ranking was based on the number of telephone access lines served. Virtually all of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers. These services include call forwarding, conference calling, caller identification (with and without name identification), selective call ringing and call waiting.

        As operating companies of one of the major independent local exchange holding companies in the United States, TDS Telecom's incumbent local exchange carriers provide both local telephone service and access to the long distance network for customers in their respective service areas. The incumbent local exchange carriers also provide directory advertising through a contract with another company, and billing and collection services to interexchange carriers. Interexchange carriers are telephone companies that are allowed to provide long-distance telephone service between local exchange areas. TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

Succeeding in the Core Incumbent Local Exchange Carrier Business

        TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. Management believes that this strategy encompasses many components including the customers within the market, market strategy, federal financing, federal support revenues, acquisition plans, competitors, and construction and development. These facets of the business are all impacted by regulations imposed by the FCC and state regulatory authorities, as discussed below. Each component identified is discussed in detail below.

Retail and Wholesale Markets

        TDS Telecom's incumbent local exchange carrier retail presence includes 116 sales and service offices in 28 states. These offices serve both residential and business customers. Approximately 78% of TDS Telecom's equivalent access lines serve residential customers and approximately 22% serve business customers. Retail market customers are composed primarily of residential customers, businesses, government and institutional telecommunications users.

        The retail market customer base is a mix of rural and suburban customers, with significant concentrations in the Upper Midwest and in the Southeast. Approximately 73% of TDS Telecom's residential customers live in rural areas, while the other 27% are located in suburban settings. TDS Telecom's promotional and sales strategy for the retail customer consists of two major initiatives: building brand equity by creating awareness of the TDS Telecom brand name and using direct marketing to sell specific products and product groupings. The nature of TDS Telecom's markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. It has been more selective, though still active, in the use of telemarketing as a means of generating awareness, qualified leads, and actual sales. Newspaper advertising is used as well. TDS Telecom also continues to explore new ways of marketing to its customers in anticipation of changing rules and changing customer media habits. Uniform branding has made the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its media mix.

        Most business customers could be described as small to medium sized businesses or small office/home office type customers. TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are employed for each segment. Account executives focus on the most profitable customers by staying in contact with them on a regular basis. TDS Telecom employs a performance based compensation plan for its account executives targeted at profitable revenue and customer satisfaction results.

        In nearly all of its markets, TDS Telecom offers the complete family of custom calling services, including call waiting, call forwarding, three-way calling, and speed dialing. TDS Telecom's advanced calling services family of products is centered around Caller ID service. In 2003 and 2002, the advanced calling services family of services were available to 98% of the lines in service. Penetration of Caller ID increased to 33% from 31% of lines equipped.

        TDS Telecom's wholesale presence involves a diverse customer base. Wholesale market services have traditionally provided a majority of TDS Telecom's revenues. TDS Telecom receives much of its incumbent local exchange carrier revenue from the sale of traditional wholesale services, such as access services and billing and collections services to the interexchange carriers. As a result, TDS Telecom continues to provide a high level of service to traditional interexchange carrier wholesale customers such as AT&T, MCI, Sprint and the Regional Bell Operating Companies. Recent and proposed regulatory changes discussed below may affect the sources of TDS Telecom's independent local exchange carriers' revenues.

        The wholesale market focus is on access revenues. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long-distance traffic on their networks. Access services, billing and collection services and other primarily traditional wholesale offerings generated $342 million, or approximately 52% of TDS Telecom's incumbent local exchange carrier revenue for the year ended December 31, 2003, compared to $345 million or approximately 55% in 2002. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return, as defined in the regulatory environment.

        The FCC's re-examination of all currently regulated forms of access is ongoing and the prospect for action is underway. The FCC is currently considering whether and how to reform the charges between carriers for use of each other's networks. One proposal under consideration is to replace the current system of interexchange carriers paying local carriers for access with a system referred to as "bill and keep", which would eliminate access charge payments by interexchange carriers and require the local carrier to recover its costs for providing access from its customers. The FCC is also considering whether to regulate companies that provide voice over Internet Protocol as telecommunications service providers and therefore subject to access charges for voice over Internet traffic. If the FCC adopts changes in access charge regulations that reduce the revenues from interstate access charges, these changes could have a material adverse impact on TDS Telecom. TDS Telecom may attempt to replace lost access revenues through other charges or universal service support payments.

        Where applicable and subject to state regulatory approval, TDS Telecom's incumbent local exchange subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, formerly sources of substantial revenues to TDS Telecom's incumbent local exchange companies, were replaced with access-charge-based arrangements designed to generate revenue flows similar to those previously realized in the pooling process. Numerous states where TDS Telecom operates are considering ways to lower intrastate access rates, which may result in lost access revenues. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates, drawing from a state high cost fund or charging a state subscriber line charge to offset access charge reductions.

        Given the above mentioned uncertainties for both interstate and intrastate access revenues, there can be no assurance that TDS Telecom will be able to obtain favorable adjustments in other rates to replace lost revenues. If TDS Telecom is unable to replace lost access charge revenues with increased revenues in other areas, this could have a material adverse effect on its financial condition, results of operations and cash flows.

Market Strategy

        TDS Telecom has three primary goals to support its grow and protect strategy. The goals are to build customer loyalty, grow revenues and control costs. Management of TDS Telecom believes it can achieve these goals by offering new and updated products and services. This will be achieved by:

  •
  Providing superior customer service to its retail customers;

  •
  Building brand equity in the TDS Telecom brand name; and

  •
  Creating value-added packages and bundles.

        Customer Service.    TDS Telecom distinguishes itself by the way customer service is offered to its retail customers. TDS Telecom operates in 28 states with a local sales and service office in the majority of its markets. This combination provides TDS Telecom's retail customers with the economies of scale and product offers generally associated with large companies. It also provides the high levels of personal customer service generally associated with small companies. TDS Telecom's professional service representatives and field representatives both live and work in the communities served. TDS Telecom believes that its strength in two key areas—product/price and customer service—provides a fundamental competitive advantage for TDS Telecom.

        TDS Telecom continued leveraging its Virtual Business Office initiative in 2003. This initiative enables multiple local sales and service offices to function as a single office. TDS Telecom built on the standard process developed in 2002 by implementing a quality call coaching program in 2003. This program provides ongoing feedback to front-line employees about the quality of customer contacts. Customer surveys show that customer satisfaction with transactions in the Virtual Business Office environment continues to be as good, or better than satisfaction with transactions in the prior environment.

        Brand Equity.    TDS Telecom continued to build on the branding process started in 1996. This included the launch of a new logo and brand look/feel. TDS Telecom continued to increase its Internet web presence. TDS Telecom's web site offers product and service information, company information, product/service ordering capability, e-service options, and account management. TDS Telecom also moved its branded Internet "portal" in-house. This change enables more control over this very important customer-facing web element. TDS Telecom sites, including both the company core sites and the portal site, receive over 4.0 million page views per month. TDS Telecom continues to leverage its sales and marketing messages through cost-effective public relations activities and messages. Management of TDS Telecom believes that branding will increase the loyalty of its customers and reduce expenses through more cost-effective marketing.

        Value Added Product Bundles and Packages.    Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of telecommunications services and bundling those services in customer-friendly packages, it can build customer loyalty and reduce customer churn. TDS Telecom enhanced its product offerings in 2003 with the launch of several residential and business product/service bundles. These bundles include both basic telephone services, Internet services and long distance services. TDS Telecom also continued expansion of its digital subscriber line markets. TDS Telecom continued to expand its presence in the data market with virtual private networks and Internet co-location products. A virtual private network provides connectivity between two points using the public Internet as the transport mechanism. Co-location provides customer web server hosting at a TDS facility, providing rack space, Internet bandwidth, and environmental facilities. TDS Telecom continued to grow its long distance venture and believes it is now the number one long distance provider in its franchise territory based on internally prepared calculations of the aggregate number of long distance customers in its franchise territory compared to the number of long distance customers disclosed by other companies in their publicly released information.

Federal Support Revenues

        To promote universal service, the FCC has developed, pursuant to requirements in the Telecommunications Act and other communications laws, a number of federal universal support mechanisms, including support for high cost rural providers and Lifeline/Linkup support, to keep telephone rates affordable for both high-cost rural areas and low-income customers. Most of TDS Telecom's incumbent local exchange subsidiaries utilize the federal support mechanisms, since they provide telephone service in rural areas and offer service to low-income customers. Since 1996, the FCC has changed some of the policies governing universal service, but the FCC has bifurcated these changes by adopting different policies for rural and non-rural companies. Review of the universal service rules is ongoing and the prospect for action is uncertain. Currently, in an effort to manage demands on the universal service fund, the FCC has begun re-examining the sustainability of the fund and is reviewing the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the portability of payments. If the FCC decides to change the current universal service policies, there is no assurance that TDS Telecom will be able to maintain current levels of support, which may mean that the TDS Telecom incumbent local exchange carriers may need to seek to recover more of their costs from their end-user providers, or examine current cost drivers. If TDS Telecom is unable to recover lost support through other sources, this could have a material adverse effect on its financial condition, results of operations and cash flows.

Incumbent Local Exchange Carrier Markets Technology

        In 2003, TDS Telecom continued its program of enhancing and expanding its service-providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as:

  •
  Signaling System 7, a high-speed data network with dedicated access points that provides for various call set-up, call routing and enhanced calling features (98.5% of TDS Telecom incumbent local exchange carrier customers are served with Signaling System 7 functionality);

  •
  Custom local area signaling service features making enhanced calling features available to subscribers, including calling line identification;

  •
  V.90 modems pools to provide dial-up Internet access;

  •
  Fiber optic fed digital serving areas. A digital serving area is a defined geographic area within an exchange that is served by a digital loop carrier system. The digital loop carrier system extends the line-side hardware of the central switch to the defined geographic area. Having this capability allows the expansion of services (such as higher data rates) to a greater number of customers residing at a distance from the central office switching equipment; and

  •
  Digital subscriber lines, which use a technology that provides a high-speed data access channel between the customer's personal computer and the equipment located at the central office. This technology is supported on ordinary copper telephone lines using a digital modem at the customer premise and a similar modem located at the central office or digital serving area.

        During 2003, TDS Telecom launched digital subscriber line service in 19 markets, bringing total markets served to 54. While digital subscriber line technology has distance limitations and not all subscribers will have access to high-speed Internet services, current generation technology allows for deployment of high-speed Internet service in digital serving areas with suitably equipped line concentrators.

        As TDS Telecom upgrades and expands its network, it is also standardizing equipment and processes to increase efficiency and has centralized the monitoring and management of its network to reduce costs and improve service reliability. This network standardization has assisted TDS Telecom in operating its 24-hours-a-day/7-days-per-week Network Management Center. The Network Management Center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

        TDS Telecom's expected incumbent local exchange carrier capital spending in 2004 is approximately $105.0 million compared to actual capital expenditures of $111.9 million in 2003 and $116.5 million in 2002. Financing for the 2004 capital additions will be primarily provided by cash flows from operations.

Federal Financing

        The Rural Utilities Service ("RUS"), the Rural Telephone Bank ("RTB") and the Federal Financing Bank ("FFB"), agencies of the United States of America, have been TDS Telecom's primary external sources of long-term financing for additions to telephone plant and equipment. The RUS has made primarily 35-year loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Currently, the RUS is authorized to issue hardship loans at a 5% interest rate and other loans at an interest rate approximating the government's rate for instruments of comparable maturity. The RTB, established in 1971, makes loans at interest rates based on its average cost of money (5.67% for its fiscal year ended September 30, 2003), and in some cases makes loans concurrently with RUS loans. In addition, the RUS guarantees loans made to telephone companies by the FFB at the federal cost of money. All such loans have a maturity date based on the life of the assets being financed.

        Substantially all of TDS Telecom's telephone plant is pledged under, or is otherwise subject to, mortgages securing obligations of the incumbent local exchange carriers the RUS, RTB and FFB. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. In any calendar year, companies with greater than 40% net worth to total assets can distribute the entire amount above 40%. The majority of TDS Telecom's telephone subsidiaries exceed this percentage. Approximately $875.9 million may be paid as dividends from the operating subsidiaries to TDS Telecom as of December 31, 2003.

        At December 31, 2003, TDS Telecom's operating telephone companies had unadvanced loan commitments under the RUS, RTB and FFB loan programs aggregating approximately $105.8 million, at a weighted average annual interest rate of 5.16%, to finance specific construction activities in 2004 and future years. These loan commitments are generally issued for five-year periods and may be extended under certain circumstances. TDS Telecom's operating telephone companies could make further applications for additional loans from the RUS, RTB and FFB as their needs arise. There is no assurance that these applications would be accepted or what the terms or interest rates of any future loan commitments will be or that Congress will continue making the annual appropriations to fund these programs.

Incumbent Local Exchange Carrier Markets Competition

        The Telecommunications Act initiated a process of transformation in the telecommunications industry. Public policy has for some time embraced the dual objectives of universal service and competition for long distance services and, to a more limited extent, permitted some local service competition, for example, from wireless providers. The Telecommunications Act, however, established local competition as a national telecommunications policy. The Telecommunications Act requires non-exempt incumbent local exchange carriers to provide "reasonable and non-discriminatory" interconnection services and access to unbundled network elements to any competitive local exchange carrier that seeks to enter the incumbent local exchange carrier's market. The Telecommunications Act also allows competitive local exchange carriers to collocate network equipment in incumbent local exchange carrier central offices and prevents incumbent local exchange carriers and competitive local exchange carriers from unduly restricting each other from the use of facilities or information that enable competition. The FCC has adopted rules implementing the Telecommunications Act and establishing the price that incumbent carriers are able to charge for interconnection and providing elements of the network, and those rules and pricing policies have been upheld by the United States Supreme Court, though the FCC's most recent rules on unbundled network elements are now on appeal. However, because all of the TDS Telecom incumbent local exchange carriers (except Mid-Plains), are rural telephone companies, they currently remain exempt from the most burdensome market-opening requirements. See the Incumbent Local Exchange Carrier Regulation section below for a discussion on rural exemptions. The exemption rules, coupled with the challenging economics of competing in lower population density markets and the high service quality TDS Telecom provides, have delayed wireline competitive local exchange carriers' competitive entry in all but seven of TDS Telecom's incumbent local exchange markets. TDS Telecom has experienced some reductions in the rate of access line growth and reductions in access minutes, due in part to the economy and in part to competitors such as cable providers which offer high-speed Internet service via cable modems, wireless carriers which offer nationwide calling plans, and voice over Internet Protocol providers. TDS Telecom continues to actively deploy its own high-speed Internet product offering, digital subscriber line service, in its markets to meet its customer's broadband needs.

        TDS Telecom expects competition in the telecommunications industry to continue to develop in the coming years, especially in the larger urban areas and from wireless service providers, some of which have been classified as competitive eligible telecommunications carriers and thus able to receive universal service support based on the costs of the incumbent local carrier serving the market and receiving high cost support. Many competitive local exchange carrier business models have been tried, and a number of those companies have been forced to declare bankruptcy. However, some of those companies are now emerging from bankruptcy with relatively low debt and their ability to compete in the market, and the effect of their participation on prices and market competition, is uncertain. TDS Telecom's strategy for retaining its incumbent local exchange carrier customer base is to build customer loyalty by 1) providing superior service quality and customer care, 2) capitalizing on its local presence in the communities it serves, and 3) offering a suite of products and services bundled in response to customer preferences. There can be no assurance that TDS Telecom's strategy will be successful.

Incumbent Local Exchange Carrier Regulation

        TDS Telecom subsidiaries are primarily incumbent local exchange carriers, the traditional regulated local telephone companies in their communities. TDS Telecom's incumbent local exchange subsidiaries are regulated by federal and state regulatory agencies, and TDS Telecom seeks to maintain positive relationships with these regulators. Rates, including local rates, intrastate toll rates and intrastate access charges, are subject to state commission approval in most states. The regulators also establish and oversee implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, promotion of competition, and the deployment of advanced services. TDS Telecom will continue to pursue desired changes in rate structures and regulation to attempt to maintain affordable rates and reasonable earnings.

        TDS Telecom has also elected alternative forms of regulation for its subsidiaries in several states and will continue to evaluate whether to pursue alternative regulation for the remaining subsidiaries. For those subsidiaries where alternative regulation is elected, TDS Telecom will need to ensure compliance within the constraints imposed, while taking advantage of the opportunities afforded under alternative regulation. While subsidiaries in those states under alternative regulation will not face as much regulatory scrutiny of their earnings, the subsidiaries in the remaining states will continue to file rate cases and face earnings reviews by the state regulatory commissions. Over the next several years, TDS Telecom will continue to manage these planned traditional rate cases, as well as respond to an increasing number of commission-initiated earnings reviews. Furthermore, other regulatory issues will need to be addressed, such as responding to the financial impacts of universal service and access charge reform, local number portability, regulation of new competitors (e.g. voice over Internet Protocol providers) and changes to industry settlements.

        For the TDS Telecom incumbent local exchange companies, state regulators generally must approve rate adjustments, service areas, service standards, and accounting methods, and are authorized to limit the return on capital based upon allowable levels. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States traditionally designated a single incumbent local exchange carrier as the universal service provider in a local market and then regulated the entry of additional competing providers into the same local market. The Telecommunications Act, however, has largely pre-empted state authority over market entry. While a state may not impose requirements that effectively function as barriers to entry, and the FCC must pre-empt challenged state requirements if they impose such barriers to entry, a state still retains authority to regulate competitive practices in rural telephone company service areas.

        Most of the TDS Telecom incumbent local exchange companies participate in both the National Exchange Carrier Association interstate common line and traffic sensitive access charge tariffs. TDS Telecom's incumbent local exchange carriers also participate in the access revenue pools administered by the FCC-supervised National Exchange Carrier Association, which collects and distributes the revenues from interstate access charges. The FCC retains minimal regulatory oversight over interstate toll rates and other issues relating to interstate telephone service, but continues to regulate and has made recent changes to the interstate access system.

        On November 8, 2001, the FCC issued an order that changed access for rate-of-return regulated incumbent local exchange carriers including the TDS Telecom incumbent local exchange carriers. The changes reduced per minute access charges paid by long distance carriers and raised business and residential subscriber line charges. To implement one of the provisions in the Telecommunications Act, the FCC removed "implicit support" from the access charge system, implemented a new universal service fund and preserved the current 11.25% interstate rate of return. The FCC is now examining incentive-type regulation for rate of return carriers, but the prospect for action is uncertain.

        As noted above, the FCC's re-examination of all currently regulated forms of intercarrier compensation is ongoing. Additional questions have arisen about what compensation wireless carriers and voice over Internet Protocol providers should pay for the long distance traffic that incumbent local exchange carriers terminate for such wireless carriers' and voice over Internet

Protocol providers' customers. The FCC also is examining whether traffic that originates on a wireless carrier's network and is handled by a local exchange carrier and then is switched and delivered to an interexchange carrier is eligible for access charge payments. More broadly, the FCC is currently considering how and whether to change the system of compensating carriers for use of each other's networks. One proposal under consideration is to replace the current system of interexchange carriers paying local carriers for access with a system referred to as "bill and keep", which would eliminate access charge payments by interexchange carriers and require the local company to recover its costs for providing access from its customers. The FCC is also considering whether to regulate voice over Internet Protocol providers as telecommunications service providers and therefore make them subject to access charges for voice over Internet traffic. TDS Telecom believes that its incumbent local exchange carriers need to be adequately compensated for the use of their networks.

        The FCC spent much of the past year examining intercarrier compensation issues, and action is possible but not certain in 2004. The TDS Telecom incumbent local exchange carriers rely on access revenues as an important source of revenues. Unless these revenues can be recovered through a new universal service mechanism, or be reflected in higher rates to the local end user, or other methods of cost recovery can be created, the loss of revenues could be significant. TDS Telecom will continue to advocate continuation of access charges or sufficient substitutes for the lost revenues before the FCC and also with appropriate state regulatory authorities. However, there can be no assurance that access charges will be continued or that sufficient substitutes for the lost revenues will be provided. If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse effect on TDS Telecom's financial condition, results of operations and cash flows.

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

        In 2003, the FCC began reviewing the universal service fund and applicable rules to assess the sustainability of the fund and is examining the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the portability of payments. Despite interim adjustments to make the funding more sustainable, the FCC has indicated that additional changes are necessary to stabilize the fund. Total federal funding has doubled since 1998, and some FCC members and members of Congress have expressed concerns that it will soon reach politically unacceptable levels. The FCC is considering whether companies that provide broadband access to the Internet should be required to contribute to universal service funding (currently such broadband services are exempt) and the methodology of determining the assessment of a universal service fee. The FCC has indicated that they may decide this issue by the end of 2004 but there can be no certainty that such action will occur. Changes in the universal service fund that reduce the size of the fund and payments to TDS Telecom could have a material adverse impact on the company's financial position, results of operations, and cash flows.

        All forms of federal support available to incumbent local exchange carriers are now "portable" to any local competitor that qualifies for support as an eligible telecommunications carrier. Recently, a number of wireless carriers have been classified as eligible telecommunications carriers. Portable per-line support is currently based on the incumbent's per line support and that could make it more attractive for wireless carriers and other companies to enter rural or suburban markets as a competitor in high-cost TDS Telecom incumbent local exchange service areas. The FCC and the Federal-State Joint Board are currently considering whether a national standard should be developed for eligible telecommunications carrier qualification, and if second lines should be supported by the universal service fund. A more stringent standard for meeting the eligible telecommunications carrier designation, possibly closer to local exchange carrier of last resort responsibilities, as well as specific public interest standards for determining the authorization of multiple eligible telecommunications carriers in rural areas could slow the growth of the fund and make it more sustainable for incumbent local exchange carriers.

        The Telecommunications Act requires all telecommunications carriers to interconnect with other carriers. Incumbent local exchange carriers and competitive local exchange carriers are required to permit resale, to provide number portability, dialing parity, access to rights-of-way and to pay reciprocal compensation. Unless exempted or granted a suspension or modification from these requirements, incumbent local exchange carriers must also negotiate interconnection terms in good faith, not discriminate, unbundle elements of their network and service components, offer their retail services at wholesale rates to their competitors, and allow other carriers to place equipment necessary for interconnection or access on their premises. The FCC also requires incumbent local exchange carrier's rates for interconnection and network components to be based on "total element long-run incremental costs." The rules adopted by the FCC to implement the Telecommunications Act governing interconnection obligations, unbundling requirements, resale requirements, and rates have been challenged by various parties in numerous courts and have been largely upheld on appeal, including two cases before the United States Supreme Court. In 2003, the FCC adopted additional rules governing the obligations of incumbent local exchange carriers to unbundle network elements and make them available on a platform basis to competitors. Significant portions of this decision were vacated by the Court of Appeals for the D.C. Circuit in March 2004. It is not certain whether the FCC will appeal this latest decision to the United States Supreme Court or what rules will apply pending an appeal or revision of the rules in response to the Court of Appeals decision.

        Because all TDS Telecom incumbent local exchange carriers (except Mid-Plains) are classified as "rural telephone companies", the Telecommunications Act generally exempts them from the obligations outlined above until they receive a bona fide request for interconnection and the relevant state commission has determined that the rural exemption should be lifted. In the state of Tennessee, TDS Telecom has received an interconnection request from a competitive local exchange carrier in four markets for the purpose of transport and termination of local calling area traffic, and local number portability. TDS Telecom and the competitive local exchange carrier have negotiated an interconnection agreement. Both parties have filed a joint motion with the Tennessee Regulatory Authority to suspend the rural exemption proceeding as part of the competitive local exchange carrier's original interconnection request. In the state of Georgia, TDS Telecom has received and negotiated an interconnection request from a competitive local exchange carrier in two markets for the purpose of transport and termination of local calling area traffic, and local number portability. In the state of Minnesota, TDS Telecom has received an interconnection request for three markets for the purpose of receiving unbundled local loops, transport and termination of traffic and local number portability. This interconnection request is still being reviewed with the requesting carrier to ensure their request is consistent with the facilities they need to provide service.

        The FCC and various provisions of federal law require carriers to comply with what may be costly duties, such as providing means for the Federal Bureau of Investigation ("FBI") and other law enforcement officers to monitor and intercept telephone lines and otherwise assisting in investigations, letting subscribers change to competitors' services without changing their telephone numbers, taking actions to preserve the available pool of telephone numbers, making telecommunications accessible for those with disabilities and performing other obligations.

        Also, the FCC mandated that all local exchange carriers throughout the country be capable of facilitating wireless number portability as of November 24, 2003 but has delayed the effective date of that requirement until May 24, 2004 for local exchange carriers serving areas outside the largest 100 metropolitan statistical areas. The wireless number portability requirement is triggered by the local exchange carrier's receipt of a request from a wireless carrier providing service in the local exchange carrier's service area asking that the local exchange carrier implement number portability in a particular switch. Depending on the technical changes in the switch which are required, the local exchange carrier may take up to six months from the date of the request to implement the capability for portability. Local exchange carriers in areas outside the top 100 metropolitan statistical areas may implement wireless number portability requirements within up to six months of the relevant request or by May 24, 2004, whichever is later. Local exchange carriers may seek waivers or extensions of these deadlines pursuant to the Communications Act and the FCC's rules. TDS Telecom is reviewing internal information to determine the impact of the FCC's decision on its incumbent local exchange carriers and whether TDS Telecom can and should seek a two percent suspension or modification of this requirement in some of its markets. The two percent suspension process is a regulatory tool that was created by the Telecommunications Act in which any of the nation's local exchange carriers that serve less than two percent of the nation's access lines can submit a petition to the appropriate state commission asking for a suspension in implementing local number portability if the requesting carrier can demonstrate that a request is technically infeasible and/or not in the public interest. At the same time, TDS Telecom is seeking policies that provide a fair opportunity to recover the costs of complying with all of these requirements. However, there can be no assurance that TDS Telecom will be successful in such efforts and compliance with these various obligations could impose significant costs on the company.

        The FCC continues to consider policies to encourage nationwide advanced broadband infrastructure development. TDS Telecom opposes certain policy proposals advocated by some incumbent carriers because they will have an adverse effect on high-cost, rate-of-return and National Exchange Carrier Association pool member carriers. Any mandate for nationwide broadband deployment at this time would require extensive additional investment, and though such a mandate is unlikely, the outcome is not certain. State commissions have also been seeking to mandate the deployment of advanced services and enhancements to the infrastructure (e.g., higher modem speeds, digital subscriber line), and those mandates will result in additional costs to condition the loops to provide the service. The FCC is further considering changing the regulatory classification of digital subscriber line from Title II (common carrier regulation) to Title I (which governs information services and is mostly deregulated). It is possible that this could negatively affect incumbent local exchange carriers' ability to tariff and pool digital subscriber line costs.

        The federal telecommunications law preserves interstate toll rate averaging and imposes a nationwide policy that interstate and intrastate long-distance rates of all long-distance carriers should not be higher in rural areas than in urban areas they serve. In 1999, AT&T and several regional Bell operating companies began limiting and/or discontinuing their long distance services in TDS Telecom service areas. In response, TDS Telecom began to provide its own long distance service to its customers and intends to continue to do so in the future.

        In 2003 the FCC adopted new rules expanding the requirements for verifying customer requests to change their preferred long distance service provider. Under the new rules, when a customer of a TDS Telecom incumbent local exchange carrier subsidiary calls the local exchange carrier and asks to change its preferred long distance carrier to TDS Telecom's long distance affiliate, the local exchange carrier is required to verify the subscriber's request by obtaining either a written and signed letter of agency, or obtaining evidence of express consent through an automatic telephone confirmation system or through oral authorization confirmed by an independent third party. This regulatory requirement increases TDS Telecom's costs and/or time for acquiring new long distance customers and creates a competitive disadvantage for TDS Telecom's affiliated long distance carrier as compared to non-affiliated long distance providers (for whom verification is not required). Rural local exchange carriers have petitioned the FCC to suspend these new in-bound verification requirements as applied to independent and/or rural local exchange carriers and TDS Telecom is considering petitioning the FCC for a company-specific waiver of the requirements. However, we cannot predict how the FCC will respond to these petitions, and continued imposition of verification requirements for local exchange carrier subscribers' in-bound requests to switch to TDS Telecom's affiliated long distance service provider could have an adverse impact on the competitiveness of TDS Telecom's long distance service.

        TDS Telecom continues to participate in state and federal regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high-cost rural service areas to keep TDS Telecom incumbent local exchange carrier's rates affordable and allow for the continued development of rural infrastructure. The ongoing changes in public policy due to numerous court proceedings and the introduction of competition may adversely affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

Incumbent Local Exchange Carrier Acquisitions

        TDS and TDS Telecom may continue to make opportunistic acquisitions of operating telephone companies. Since January 1, 1999, TDS has acquired nine telephone companies and an additional minority interest in one telephone company serving a total of 82,800 net equivalent access lines for an aggregate consideration totaling $376.0 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted entirely of cash and notes, and involved no TDS Common Shares.

        Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. The TDS acquisition strategy is to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom's growth strategy. While management believes that it will be successful in making additional targeted acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

        It has been TDS Telecom's practice to preserve, insofar as possible, the local service and sales activities of each telephone company it acquires. TDS Telecom provides the telephone subsidiaries with centralized purchasing and general management and other services, at cost plus a reasonable rate of return on invested capital. These services afford the subsidiaries expertise in finance, accounting and treasury services; marketing; customer service; traffic; network management; engineering and construction; customer billing; rate administration; credit and collection; and the development of administrative and procedural practices.

        Historically, telephone company acquisition and investment decisions have assumed the ability to recover the cost and a reasonable rate of return through local service, access, and support revenues. As universal service and access are reformed, these revenue streams are becoming less certain. Potential declining access rates and revisions to universal service support may lead to higher local rates and/or declining earnings and could affect TDS Telecom's acquisition and investment strategy.

Competitive Local Exchange Carrier Segment

Leverage Strengths Into Competitive Local Exchange Carrier Markets

        The second component of TDS Telecom's business strategy includes leveraging its existing strengths into competitive local exchange carrier markets. This strategy encompasses many components including the customers within the market, market strategy, competitors, and construction and development. Additionally, planning for ongoing competitive local exchange carrier operations must consider the regulatory environment in which they operate. Each of these components will be discussed in detail below.

        TDS Telecom's competitive local exchange carrier strategy maintains a geographic focus and is designed to leverage TDS Telecom's existing management and infrastructure to complement TDS Telecom's incumbent local exchange carrier clustering strategy. TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities-based entry as a competitive local exchange carrier. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial systems and control accounting, technology planners, etc.) built for the TDS Telecom incumbent local exchange carrier business, management believes that the TDS Telecom competitive local exchange carriers can be profitable in markets that may not support stand alone start-ups. Additionally, TDS Telecom believes that its competitive local exchange carriers can become profitable faster than stand alone start-ups at the higher end of its targeted range (over 200,000 population). TDS Telecom's strategy is to be the leading alternative provider for customers' wired telecommunications needs in its competitive local exchange carrier markets. To this end, TDS Telecom is building switching and other network facilities in its targeted competitive local exchange carrier markets. TDS Telecom plans to follow a "clustering" approach to building its competitive local exchange carriers which will allow it to seek regional long distance traffic, share service and repair resources and realize marketing efficiencies. As in its incumbent local exchange carrier markets, TDS Telecom intends to become an integrated communications provider in its chosen competitive local exchange carrier markets by providing local, long distance, Internet and other services through its own facilities and via resale. TDS Telecom provides competitive local exchange carrier telecommunications services through two subsidiaries—TDS Metrocom and USLink.

        TDS Metrocom, based in Madison, Wisconsin, became operational in January 1998. TDS Metrocom is a facilities-based, full-service alternative to SBC, providing both voice and data services to commercial and consumer accounts, as well as wholesale services to interexchange carriers and other carriers. TDS Metrocom operates in the Madison, greater Fox Valley, suburban Milwaukee, Racine, Kenosha, Janesville and Beloit, Wisconsin markets, in the Rockford and Lake County, northern suburbs of Chicago, Illinois markets, and in the greater Grand Rapids, Kalamazoo, Battle Creek, Holland, Grand Haven, Lansing, Jackson, Ann Arbor and the western suburbs of Detroit, Michigan markets. As of December 31, 2003, TDS Metrocom has provisioned and installed 275,000 equivalent access lines that were 100% on-switch.

        USLink, a regional competitive local exchange carrier based in Pequot Lakes, Minnesota, has 89,800 equivalent access lines and nearly 12,000 dial-up Internet accounts as of December 31, 2003. The line provisioning methods used are on-switch facility-based, unbundled network element platform and resale, with on-switch representing 33% of the lines at December 31, 2003. USLink's switch hub site in Monticello, Minnesota has 20 remote collocations in Minnesota, including Minneapolis/St. Paul, Rochester, Duluth, St. Cloud and Brainerd, as well as two collocations in Fargo, North Dakota. The future strategy for USLink is to become more of a facility-based competitive local exchange carrier with more collocations planned each year, thus moving away from unbundled network element platform and resale. During 2004, management plans the full integration of departments, systems, and practices between USLink and TDS Metrocom.

        USLink, a former long distance only company, will place an increased focus on growing dedicated Internet revenues in 2004. USLink has secured a redundant structure to its fiber network throughout its region. The company has large customers to use as referrals in growing its business. USLink has been proactive on the regulatory front, helping to win regulatory proceedings at the state level that will enhance the economics of doing business in its chosen states. USLink will continue its growth strategy of gaining market share in target markets before moving on to new markets. In 2004, sales efforts will continue to migrate from a Regional Bell Operating Company resale focus to concentrating on selling on-switch product sets within central offices that are served by the USLink network and switch facilities. The goal is to modify its original resale model to a more profitable facilities based model.

        TDS Telecom's combined competitive local exchange carrier strategy is currently focused on markets in Wisconsin, Minnesota, Illinois, Michigan and North Dakota. TDS continues to evaluate other markets for additional opportunities while continuing to develop and sell deeper into existing markets.

Competitive Local Exchange Carrier Market Strategy

        The competitive local exchange carrier strategy places primary emphasis on small and medium-sized commercial customers and residential customers. Medium-sized commercial prospects are characterized by above-average access line to employee ratios, heavier utilization of data services and a focus on using telecommunications for business improvement. Commercial accounts are looking for increased telephony capabilities at reduced costs. To combat growing Regional Bell Operating Company customer "Winback" programs using a low price strategy, TDS Telecom pursues an application sales strategy for its primary target markets. This commercial consultative sales approach builds on customer preference for integrated communication services and the customer's perception that some of the quality of the product is in personalized service. Applications sales techniques create real user value, providing greater customer cost savings while not having to rely on price alone to remain competitive within the marketplace.

        TDS Telecom's competitive local exchange carriers are intent on gaining additional market share within established competitive local exchange carrier markets. Efforts will concentrate on increasing the sales distribution channels, targeting new customer segments, and rolling out new product sets to existing and newly targeted market segments. A Strategic Accounts Sales Team has been established to appeal to large commercial accounts. The Strategic Accounts Sales Team leverages governmental, institutional and wholesale competitive access provider revenue opportunities that exist across all competitive local exchange carrier markets. Joint sales and marketing teams are developing alternative sales channel agent programs and affinity group plans designed to leverage and partner with well known local companies.

        The consumer sales strategy focuses on bundling to create demand by the mass market. Traditionally, Regional Bell Operating Companies have used unbundled features or limited bundles to keep prices high for customers. In contrast, TDS Metrocom seeks to take the features that customers value and combine them with calling plans attractive to a majority of customers. Until recently, Regional Bell Operating Company customers have been targeted exclusively. Efforts are underway to expand the consumer targeting to include cellular, Internet service provider and cable company customer bases. This strategy will focus on selling high speed data solutions tied to traditional voice bundles. Sales of high speed data product bundles will be emphasized to counter cellular and cable industries "cut the cord" customer acquisition strategies. TDS Metrocom will include digital subscriber line offers to provide the customer suitable packages competitive with Regional Bell Operating Companies, cellular and the cable providers. For the consumer market, TDS Metrocom has built its customer acquisition strategy around direct response programs. This channel allows TDS Metrocom to deliver its message and offer to the customer in a timely and thorough manner. From a forward looking perspective, TDS Metrocom is looking beyond its existing channels to find new ways to sell. Web marketing, door-to-door sales, local retail outlet partnerships, and telemarketing are being evaluated and tested to penetrate markets further. As these channels become more viable, they will be more important in the overall development of TDS Metrocom's consumer portion of its business.

        While the competitive local exchange carriers are positioning themselves as high-quality telecommunication providers, they are experiencing price competition from the Regional Bell Operating Companies and other competitive local exchange carriers as they attempt to retain or gain customers. The competitive local exchange carrier operations continue to seek and maintain an efficient cost structure to ensure that they can match price-based initiatives from competitors. Wireless data, Internet Protocol telephony and packet switching networks are all being deployed or studied to increase high speed data product reach and lower the cost of providing services. The Regional Bell Operating Companies may be constrained in the short term by the existing regulatory environment; as a result, TDS Telecom believes that currently its competitive local exchange carriers are more flexible in responding to customer needs. To effectively compete in the competitive arena, TDS Telecom is continuing new product development to provide high quality, leading-edge services to its customers that can be leveraged by both its independent local exchange carrier and competitive local exchange carrier operations. As discussed in the next section, the TDS Telecom competitive local exchange carriers are also actively opposing regulatory changes adopted or proposed by the FCC that could reduce their revenues, limit their expansion plans, or decrease their access to Regional Bell Operating Company-owned facilities and services they use to provide their services.

        TDS Telecom believes the targeted competitive local exchange carrier markets present a significant opportunity to market data services because switched data communications represents one of the fastest growing portions of the telecommunication services market. High speed data product bundles represent an opportunity to take market share from other competitive local exchange carriers, Regional Bell Operating Companies, and cable and wireless competition. Computer proliferation, connectivity via local and wide area networks, the Internet and the emergence of multimedia applications are expected to drive demand. To accommodate this demand, TDS Telecom's competitive local exchange carriers have added local capacity in selected cities.

Competitive Local Exchange Technology

        In 2003, TDS Telecom continued its program of expanding and improving its competitive local exchange carrier service-providing network. During 2003, TDS Metrocom continued fiber construction to connect the existing co-locations to the network and to expand its customer base. USLink continued to add capacity to their switches to accommodate expansion, built a fiber ring around Minneapolis/St. Paul and improved redundancy in its network.

        TDS Telecom's expected capital spending in 2004 is approximately $45.0 million for competitive local exchange carrier markets, compared to actual capital expenditures of $27.3 million in 2003 and $51.9 million in 2002. Financing for capital additions will be provided by TDS Telecom internally generated funds and short-term borrowing.

Competitive Local Exchange Carrier Market Competition

        TDS Telecom's competitive local exchange carriers face a range of competition including the incumbent Regional Bell Operating Company (SBC or Qwest), one or more competitive local exchange carriers, cable and wireless carriers, voice over Internet Protocol providers, and others.

        TDS Telecom's competitive local exchange carriers compete with the Regional Bell Operating Companies on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering and customer service. However, SBC and Qwest have long-standing relationships with their customers and are well established in their respective markets. Although the Regional Bell Operating Companies generally are subject to greater pricing and regulatory constraints than competitive local exchange carriers, Regional Bell Operating Companies are achieving increased pricing flexibility for their services and have implemented long-term contracts with high cancellation penalties for retention purposes. The Regional Bell Operating Companies have also begun aggressive "Winback" programs that have been somewhat effective in regaining lines lost to competitive local exchange carriers. Competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities; customer service; response to customer needs; service features; and price. It is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available Regional Bell Operating Company networks. In addition, TDS Telecom believes that, in general, its competitive local exchange carrier operations provide more attention and responsiveness to their customers than do the Regional Bell Operating Company competitors to similar customers.

        TDS Telecom also faces competition from other competitive local exchange carriers in all of the cities where it has competitive local exchange carrier operations. Although some competitive local exchange carriers are in a retrenching mode, competition is also coming from entities in related industries. These entities include long distance carriers, Internet service providers, cable television companies, Regional Bell Operating Company resellers, voice over Internet Protocol providers, utilities, municipalities, cellular/wireless carriers, and private networks built by large end users. TDS Telecom's competitive local exchange carriers competitive positioning against these carriers is based on regional focus, application oriented results-driven sales teams, personal customer care, simple and compelling offers, and consistent execution of processes—especially the back office provisioning processes required to offer competitive local service.

Competitive Local Exchange Carrier Markets Regulation

        A number of federal and state regulatory proposals, policies and proceedings are important to TDS Telecom's competitive local exchange carrier operations. Most significantly, the FCC released an important decision on August 21, 2003 that impacted all aspects of access to the facilities of incumbent local exchange carriers via unbundled network elements (also known as the Triennial Review Order). In a decision issued March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit invalidated significant portions of the Triennial Review Order. Principally, the court held that the FCC had improperly sought to delegate to state public utility commissions the selection of unbundled network elements subject to competitive access. The court also vacated the FCC's interpretation of the standard by which competitive access to incumbent network elements must be given (although the court stayed the vacatur for at least 60 days). However, the court upheld certain aspects of the FCC's order that could limit the ability of competitive carriers to access fiber optics lines and lines that are a combination of copper and fiber optics. TDS Metrocom had joined with other carriers to challenge these aspects of the Triennial Review Order because of the potential negative effects of limited access to fiber and mixed copper/fiber facilities. Thus, this and other aspects of the Court of Appeals decision may affect TDS Telecom's access options. The full implications of the decision are not yet clear, and it may be appealed to the United States Supreme Court. The loss of some access options is unfavorable for TDS Telecom competitive local exchange carrier operations and could negatively impact the company's ability to provide broadband services to end users.

        The FCC also is examining whether traffic that originates on a wireless carrier's network and is handled by a local exchange carrier and then is switched and delivered to an interexchange carrier is eligible for access charge payments. Additionally, in 2004 the FCC will be reviewing its rules for the setting of rates for unbundled network elements. While state public service commissions are charged with calculating the appropriate rates, a standard federal methodological framework guides their actions. Regional Bell Operating Companies and incumbent local exchange carriers have argued that the federal methodology does not allow them to recover the cost of their facilities, while competitors believe that the compensation mechanism is adequate. TDS Telecom will actively participate in the federal proceeding to defend current wholesale rate structures.

        State proceedings to periodically review the pricing of unbundled network elements will continue throughout 2004. Specifically, SBC has filed requests for increased unbundled network element rates in many of its states in the former Ameritech region where TDS Metrocom competes and TDS Telecom is vigorously opposing such requests. There can be no assurance that TDS Telecom will be successful in its opposition of such requests or that the outcome of proceedings will not have a material adverse effect on TDS Telecom's competitive local exchange carrier operations.

        Also in 2004, issues related to intercarrier compensation will likely become more prominent. These pending issues include whether to replace the current intercarrier compensation system with a bill and keep, capacity-based or mixed compensation system. TDS Telecom will advocate for a system that adequately compensates carriers for the use of their facilities and recognizes that different carrier cost structures may call for individualized rate structures.

        In 2003 the Regional Bell Operating Companies gained authority to enter the long distance market pursuant to Section 271 of the Telecommunications Act in all of the states in which TDS Telecom's competitive local exchange carriers operate. TDS Telecom has and will continue to actively participate in proceedings that address access to SBC and Qwest operation support systems, wholesale billing systems and facilities. TDS Metrocom is also working with other interested parties in efforts to improve wholesale service performance plans that include monetary payments by Regional Bell Operating Companies for unacceptable behavior and efforts that would increase the enforcement authority of state commissions related to substandard performance.

        The FCC exercises jurisdiction over all interstate communications services. The FCC exercises regulatory jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate communications. The FCC has established different levels of regulation for "dominant" carriers and

"non-dominant" carriers. For domestic interstate communications services, only the incumbent local exchange carriers are classified as dominant carriers. All other carriers are classified as non-dominant. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than those of non-dominant carriers. As non-dominant carriers, competitive local exchange carriers may install and operate facilities for domestic interstate communications without prior FCC authorization. Competitive local exchange carriers are not required to maintain tariffs for domestic interstate long distance services. However, competitive local exchange carriers are required to submit certain periodic reports to the FCC and to pay regulatory fees.

        Competitive local exchange carriers are also subject to regulation by state public service commissions. Certain state public service commissions require competitive local exchange carriers to obtain operating authority prior to initiating intrastate services. Certain states also require the filing of tariffs or price lists and/or customer-specific contracts. TDS Telecom competitive local exchange carriers are not currently subject to rate-of-return or price regulation. However, competitive local exchange carriers are subject to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of these requirements is generally less than those applicable to incumbent local exchange carriers. In addition, local governments may require competitive local exchange carriers to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate their networks.

Data and Messaging Services

        An important component of TDS Telecom's business strategy is to develop high-growth services, particularly in the data and messaging arenas. Data communications is one of the fastest growing portions of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data products in all of its markets, thereby positioning itself as a full-service data networking service provider. TDS Telecom currently provides Internet access to its incumbent local exchange carrier and competitive local exchange carrier customers. At December 31, 2003, TDS Telecom's incumbent local exchange carrier provided Internet service to approximately 112,900 customers, while the competitive local exchange carrier subsidiaries, TDS Metrocom and US Link, provided Internet services to approximately 22,200 customers.

        TDS Telecom continued to grow its services in the data communications market at both its incumbent local exchange carrier and competitive local exchange carrier units. In 2003, TDS Telecom launched an accelerated dial-up Internet offering that uses compression technology and caching to increase the speed of dial-up service experienced by the customer. TDS Telecom continues to deploy digital subscriber line service in additional incumbent local exchange carrier markets, expand its footprint in existing markets, and evaluate future deployments. New competitive local exchange carrier offerings include the launch of a 128 kilobytes per second digital subscriber line product targeted at price sensitive dial-up customers and an integrated access service that affordably combines voice and data on a single digital transmission line.

        TDS Telecom has successfully deployed digital subscriber line technology in many incumbent local exchange carrier and competitive local exchange carrier markets. TDS Telecom believes that penetration of broadband access will eventually exceed that of dial-up and that digital subscriber line technology will continue to be a key technology for the provision of broadband Internet access. TDS Telecom will continue to deploy digital subscriber line as an important element of high-speed Internet access, remote local area network connectivity, and virtual private network services; and as a complementary product to existing web hosting, messaging, and collocation services.

        For the future, a number of services utilizing a broadband connection are in various stages of research and development such as hosted applications, voice over Internet Protocol, Internet call waiting and video services. Continued investment in these and other areas will be dependent on market demand and foreseeable growth prospects.

Investments

        TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. Minority positions are held in Deutsche Telekom AG ("Deutsche Telekom"), Vodafone Group Plc ("Vodafone"), Rural Cellular Corporation ("Rural Cellular") and VeriSign, Inc. ("VeriSign").

        TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, exchanges or reorganizations of other investments. The investment in Deutsche Telecom resulted from TDS's sale of its over 80% owned personal communications services operating subsidiary, Aerial Communications, to VoiceStream Wireless for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. The investment in VeriSign is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. TDS continues to hold these investments because their associated low tax cost basis would trigger a substantial taxable gain upon disposition.

        These assets are classified for financial reporting purposes as available-for-sale securities. The market value of these investments aggregated $2,772.4 million at December 31, 2003, and $1,944.9 million at December 31, 2002. As of December 31, 2003, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaling $748.8 million. This amount was $243.4 million at December 31, 2002. In 2002, TDS recognized, in the statement of operations, pre-tax losses of $1,757.5 million ($1,045.0 million, net of tax and minority interest of $712.5 million), related to investments in marketable securities as a result of management's determination that unrealized losses with respect to the investments were other than temporary.

        Subsidiaries of TDS and U.S. Cellular have entered into a number of forward contracts related to the marketable equity securities that they hold. TDS and U.S. Cellular have provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities ("downside limit") while retaining a share of gains from increases in the market prices of such securities ("upside potential"). The downside limit is hedged at or above the accounting cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

        Under the terms of the forward contracts, TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to August 2008 and, at TDS's and U.S. Cellular's option, may be settled in shares of the respective security or in cash, pursuant to formulas that "collar" the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

        Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $1,044.2 million at December 31, 2003, and $739.0 million at December 31, 2002.

        The following table summarizes certain facts surrounding the contracted securities as of December 31, 2003.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone Group Plc (2)	12,945,915	$15.07-$16.07	$20.60-$23.20	201,038
Deutsche Telekom	131,461,861	$10.74-$12.41	$13.71-$16.33	1,532,257

				$1,754,114
Unamortized debt discount (3)				81,352

				$1,672,762

(1)
The per share amounts represent the range of floor and ceiling prices of all the securities monetized.

(2)
U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone Group Plc American Depositary Receipts.

(3)
Certain forward contracts are structured as zero coupon obligations. The debt discount is being amortized over the lives of the contracts.

Employees

        TDS enjoys satisfactory employee relations. As of December 31, 2003, approximately 10,900 persons were employed by TDS, 167 of whom are represented by unions.

PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

        This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact, including the words "believes," "anticipates," "intends," "expects," and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

  •
  Increases in the level of competition in the markets in which TDS operates, or wireless for wireline substitution, could adversely affect TDS's revenues or increase its costs to compete.

  •
  Consolidation in the wireless industry may create stronger competitors, both operationally and financially, which could adversely affect TDS's revenues and increase its costs to compete.

  •
  Advances or changes in telecommunications technology, such as voice over Internet Protocol, could render certain technologies used by TDS obsolete, could reduce TDS's revenues, or could increase TDS's cost of doing business.

  •
  Changes in the telecommunications regulatory environment, such as wireless number portability, local number portability and E-911 services, could adversely affect TDS's financial condition or results of operations or ability to do business.

  •
  Changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could result in an impairment of the value of TDS's license costs, goodwill and/or physical assets, which may require TDS to record a writedown in the value of such assets.

  •
  Conversions of debt, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS's Management's Discussion and Analysis incorporated by reference herein to be different from the amounts presented.

  •
  Changes in accounting standards or TDS's accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates in TDS's Management's Discussion and Analysis incorporated by reference herein, could have a material effect on TDS's financial condition, changes in financial condition and results of operations.

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

  •
  Changes in prices, the number of customers, average revenue per unit, penetration rates, churn rates, marketing and selling expenses, retention costs associated with wireless number portability and local number portability, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS's business operations.

  •
  Changes in roaming partners, rates, and the ability to provide voice and data services on other carriers' networks could have an adverse effect on U.S. Cellular's operations.

  •
  Changes in competitive factors with national and global wireless carrier could result in product and cost disadvantages and could have an adverse effect on TDS's wireless operations.

  •
  Lack of standards and roaming agreements for wireless data products could place U.S. Cellular's data services offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories.

  •
  Changes in guidance or interpretations of accounting requirements, changes in industry practice or changes in management assumptions could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.

  •
  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

  •
  Changes in the income tax rates or tax laws, regulations or rulings could have an adverse effect on TDS's financial condition and results of operations.

  •
  War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on TDS's businesses.

  •
  Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, including difficulties by telecommunications companies, could have an adverse effect on TDS's businesses.

        TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

Item 2.    Properties

        The property of TDS consists principally of switching and cell site equipment related to wireless telephone operations; and telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to land-line telephone operations. As of December 31, 2003, TDS's property, plant and equipment, net of accumulated depreciation, totaled approximately $3,351.0 million; $2,271.3 million at U.S. Cellular and $1,079.7 million at TDS Telecom.

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

Item 3.    Legal Proceedings

        TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. TDS does not believe that any such proceeding or all such proceedings in the aggregate should have a material adverse impact on the financial position, results of operations or cash flows of TDS.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Incorporated by reference from Exhibit 13, Annual Report sections entitled "TDS Stock and Dividend Information" and "Market Price per Common Share by Quarter."

Item 6.    Selected Consolidated Financial Data

        Incorporated by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Annual Report on Form 10-K.

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

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

Item 8.    Financial Statements and Supplementary Data

        Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Information (Unaudited)," "Report of Independent Auditors", and "Copy of Previously Issued Report of Independent Accountants".

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        This information was "previously reported" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended, in TDS and U.S. Cellular's Form 8-K dated May 23, 2002. The following repeats the disclosure set forth in Item 4 of such Form 8-K.

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

Item 9A.    Controls and Procedures

  a)
  Evaluation of Disclosure Controls and Procedures.    Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS's disclosure controls and procedures (as defined in Rules 13a-15(e)) as of the end of the period covered by this report are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

  b)
  Changes in internal control over financial reporting.    There was no change in TDS's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TDS's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Incorporated by reference from Proxy Statement sections entitled "Election of Directors," "Executive Officers and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        Incorporated by reference from Proxy Statement section entitled "Executive Compensation" except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from Proxy Statement sections entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13.    Certain Relationships and Related Transactions

        Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

Item 14.    Principal Accountant Fees and Services

        Incorporated by reference from Proxy Statement section entitled "Fees Paid to Principal Accountants."

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as a part of this report:

(a)    (1) Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Report of Independent Auditors—PricewaterhouseCoopers LLP	Annual Report*
Copy of Previously Issued Report of Independent Accountants—Arthur Andersen LLP	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Schedules

Location
Report of Independent Auditors on Financial Statement Schedules—PricewaterhouseCoopers LLP		page S-1
Copy of Previously Issued Report of Independent Accountants on Financial Statement Schedules—Arthur Andersen LLP		page S-2
I.	Condensed Financial Information of Registrant-Balance Sheets as of December 31, 2003 and 2002, and Statements of Operations and Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2003	page S-3
II.	Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 2003	page S-8

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
10.4
Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to TDS's definitive Notice to Annual Meeting and Proxy Statement dated April 17, 2003.
10.5	Amended and Restated Supplemental Executive Retirement Plan of TDS is hereby incorporated by reference to Exhibit 10.7 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.6	Telephone and Data Systems, Inc. 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-103540).
10.7
Telephone and Data Systems, Inc. Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-103541).
10.8
Summary of 2003 Bonus Program for the Executive and Senior Vice Presidents of United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.8 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.
10.9
United States Cellular Corporation 2003 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's Notice of Annual Meeting to Shareholders and Proxy Statement dated April 17, 2003.
10.10
United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-103543).
10.11
Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998, is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
(b)
Reports on Form 8-K filed during the quarter ended December 31, 2003.

        TDS filed a current Report on Form 8-K dated October 22, 2003, for the purpose of furnishing a news release announcing certain operating data for the third quarter of 2003.

        TDS filed a Current Report on Form 8-K dated October 31, 2003, for the purpose of furnishing a news release announcing earnings for the third quarter of 2003.

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULES

        To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

        Our audit of the consolidated financial statements referred to in our report dated February 2, 2004, except as to Note 25, as to which the date is February 18, 2004, and except as to the Reclassifications section of Note 1, as to which the date is March 9, 2004, appearing in the 2003 Annual Report to Shareholders of Telephone and Data Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedules for the years ended December 31, 2003 and 2002 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Telephone and Data Systems, Inc. for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedules in their report dated January 25, 2002.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 2, 2004, except as to Note 25, as
to which the date is February 18, 2004, and
except as to the Reclassifications section of Note 1, as
to which the date is March 9, 2004

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SCHEDULES I AND II FOR THE YEAR ENDED DECEMBER 31, 2001. THESE INDEPENDENT ACCOUNTANTS HAVE CEASED OPERATIONS, AND HAVE NOT REISSUED THEIR REPORT IN CONJUNCTION WITH THIS ANNUAL REPORT. THEIR REPORT IS INCLUDED IN THE ANNUAL REPORT AS PERMITTED BY RULE 2-02(e) OF REGULATION S-X OF THE SECURITIES AND EXCHANGE COMMISSION.

COPY OF PREVIOUSLY ISSUED REPORT OF INDEPENDENT
ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

        To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Telephone and Data Systems, Inc. and Subsidiaries Annual Report and incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2)* are the responsibility of TDS and U.S. Cellular's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
January 25, 2002

*
This reference refers to Item 14(a)(2) of the Annual Report for the year ended December 31, 2001.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Telephone and Data Systems, Inc. (Parent)
Balance Sheets
Assets

	December 31,
	2003	2002
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,707	$3,106
Notes receivable from affiliates (Note B)	411,835	360,575
Accounts Receivable
Due from subsidiaries	6,517	7,074
Other	—	2,699
Federal income tax receivable	—	40,000
Other current assets	10,468	9,193

	430,527	422,647

INVESTMENT IN SUBSIDIARIES	4,700,913	4,501,781

OTHER INVESTMENTS
Notes receivable from affiliates (Note B)	—	105,000
Minority interests and other investments	33,378	32,404

	33,378	137,404

PROPERTY AND EQUIPMENT
Property and Equipment, net of accumulated depreciation	14,368	18,246

OTHER ASSETS AND DEFERRED CHARGES
Deferred income taxes	19,775	5,463
Noncurrent tax receivable	15,066	—
Debt issuance expenses	17,262	27,479
Other	1,399	1,548

	53,502	34,490

	$5,232,958	$5,114,568

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Telephone and Data Systems, Inc. (Parent)
Balance Sheets
Liabilities and Stockholders' Equity

	December 31,
	2003	2002
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$—	$103
Advances from affiliates (Note C)	1,264,055	793,892
Notes payable to affiliates	—	917
Accounts payable
Due to subsidiaries—income taxes	20,898	43,703
Due to subsidiaries	80	3,177
Other	20,114	18,596
Accrued taxes	6,463	—
Accrued interest	17,731	20,271
Accrued compensation	8,013	9,778
Other	9,055	8,814

	1,346,409	899,251

DEFERRED LIABILITIES AND CREDITS
Post retirement benefits obligation other than pensions	990	946
Long-term deferred compensation	8,862	7,513
Insurance reserves	7,076	6,238
Other	8,305	7,989

	24,233	22,686

LONG-TERM DEBT, excluding current portion (Note D)	753,297	823,774
LONG-TERM DEBT, due to affiliates (Note E)	—	309,280

	753,297	1,133,054

PREFERRED SHARES	3,864	6,954

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 56,282,000 and 55,875,000 shares, respectively	563	559
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,440,000 and 6,602,000 shares, respectively	64	66
Capital in excess of par value	1,843,468	1,832,807
Treasury Shares, at cost, 5,688,000 and 3,799,000 shares, respectively	(493,714)	(404,169)
Accumulated other comprehensive income from subsidiaries	296,820	191,704
Retained earnings	1,456,954	1,431,656

	3,104,155	3,052,623

	$5,232,958	$5,114,568

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Statements of Operations

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating revenues	$74,029	$71,617	$68,859
Cost of sales and operating expenses	(74,929)	71,037	68,594

Operating income (loss)	(900)	580	265

Other income
Interest income received from affiliates	21,162	16,568	24,318
(Loss) Gain on investments	—	(55,862)	487
Other, net	(8,800)	(3,260)	(2,868)

	12,362	(42,554)	21,937

Income (loss) before interest and income taxes	11,462	(41,974)	22,202
Interest expense	92,048	101,062	93,334
Income tax benefit	(42,368)	(35,748)	(29,044)

Corporate operations	(38,218)	(107,288)	(42,088)
Equity in net income (loss) of subsidiaries and other investments	101,317	(877,083)	(131,875)

Net income (loss) from continuing operations	63,099	(984,371)	(173,963)
Discontinued operations, net of tax	(1,609)	—	(24,092)

Net income (loss)	$61,490	$(984,371)	$(198,055)

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:	Certain amounts reported in prior years have been reclassified to conform to current period presentations.
Note B:
The Parent has notes receivable from TDS Telecom and subsidiaries totaling $411.8 million at December 31, 2003 and $360.6 million at December 31, 2002. TDS had an 8.1% $105.0 million long-term note receivable from U.S. Cellular due August 7, 2008 which was reclassified to current notes receivable during December 2003 with payment expected in February 2004.
Note C:
Subsidiaries of the Parent advance excess cash to the Parent for investment. The Parent can use these advances for general corporate purposes. Subsidiaries' advances are payable upon demand and bear interest each month at the 30-day Dealer Commercial Paper High-Grade Unsecured Notes Rate as reported in the Wall Street Journal, plus 1/4%. If such rate shall not be reported in The Wall Street Journal, such rate for such day shall be determined by TDS in its discretion to select an alternate published source. TDS Telecom and subsidiaries, U.S. Cellular and subsidiaries and other subsidiaries included under the Parent had advanced $404.4 million, $27,000, and $859.6 million cash, respectively, to the Parent at December 31, 2003. TDS Telecom and subsidiaries, U.S. Cellular and subsidiaries and other subsidiaries included under the Parent had advanced $224.5 million, $0.7 million and $568.7 million cash, respectively, to the Parent at December 31, 2002.
Note D:	The annual requirements for principal payments on long-term debt at December 31, 2003 are $200.0 million in 2006, and $553.3 million after 2006.
Note E:
TDS Capital I, a subsidiary trust of TDS ("Capital I"), had outstanding 6,000,000 8.5% Company-Obligated Mandatorily Redeemable Preferred Securities at December 31, 2002. The sole asset of TDS Capital I was $154.6 million principal amount of TDS's 8.5% Subordinated Debentures due December 31, 2037. TDS Capital II, a subsidiary trust of TDS ("Capital II"), had outstanding 6,000,000 8.04% Company-Obligated Mandatorily Redeemable Preferred Securities at December 31, 2002. The sole asset of TDS Capital II was $154.6 million principal amount of TDS's 8.04% Subordinated Debentures due March 31, 2038. On September 2, 2003, the subsidiary trust, TDS Capital I and TDS Capital II redeemed all of their outstanding Trust Originated Preferred Securities ("TOPrSSM"). The redemption price of both the 8.5% and 8.04% TOPrS was equal to 100% of the principal amount, or $25.00 per security, plus accrued and unpaid distributions.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$63,099	$(984,371)	$(173,963)
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,217	6,013	6,901
Loss (Gain) on investments	—	55,862	(487)
Deferred taxes	(12,070)	(730)	127,035
Equity in net income of subsidiaries and other investments	(101,317)	877,083	131,875
Other noncash expense	12,296	1,219	(15,448)
Change in accounts receivable	43,256	(42,778)	10,525
Change in accounts payable	(29,306)	23,929	26,376
Change in accrued taxes	(10,669)	6,799	6,409
Change in other assets and liabilities	(6,290)	3,074	8,110

	(33,784)	(53,900)	127,333

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(81,604)	(212,447)
Capital expenditures	(5,246)	(7,765)	(7,449)
Proceeds from sale of investments	—	—	487
Investments in subsidiaries	294	1,529	670
Change in Notes Receivable	—	(2,179)	(8,525)
Other investments	9,489	(774)	(823)

	4,537	(90,793)	(228,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings	—	—	484,250
Repayment of long-term debt	(379,860)	(51,106)	(65,613)
Change in notes payable	—	—	(444,000)
Change in notes payable to affiliates	469,247	450,052	(26,986)
Change in notes receivable from affiliates	53,739	(225,749)	(137,310)
Common stock issued	7,783	5,871	8,624
Redemption of preferred shares	(150)	(367)	(135)
Dividends from subsidiaries	19	4,467	356,861
Dividends paid	(36,193)	(34,445)	(32,141)
Repurchase of Common Shares	(86,779)	—	(39,441)
Other Financing Activities	42	(1,592)	(3,635)

	27,848	147,131	100,474

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(1,399)	2,438	(280)

CASH AND CASH EQUIVALENTS
Beginning of period	3,106	668	948

End of period	$1,707	$3,106	$668

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
For the Year Ended December 31, 2003
Deducted from deferred state tax asset:
For unrealized net operating losses	$(54,816)	$(12,393)	$—	$—	$(67,209)
Deducted from accounts receivable:
For doubtful accounts	(40,475)	(65,379)	—	80,527	(25,327)
For the Year Ended December 31, 2002
Deducted from deferred state tax asset:
For unrealized net operating losses	(35,927)	(18,889)	—	—	(54,816)
Deducted from accounts receivable:
For doubtful accounts	(13,657)	(84,897)	—	58,079	(40,475)
For the Year Ended December 31, 2001
Deducted from deferred state tax asset:
For unrealized net operating losses	(26,509)	(9,418)	—	—	(35,927)
Deducted from accounts receivable:
For doubtful accounts	$(13,664)	$(28,530)	$—	$28,537	$(13,657)

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
D. Michael Jack Senior Vice President and Controller (Principal Accounting Officer)

Dated March 11, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 11, 2004
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 11, 2004
/s/ SANDRA L. HELTON Sandra L. Helton	Director	March 11, 2004
/s/ JAMES BARR III James Barr III	Director	March 11, 2004
/s/ WALTER C.D. CARLSON Walter C.D. Carlson	Director	March 11, 2004
/s/ LETITIA G.C. CARLSON Letitia G.C. Carlson	Director	March 11, 2004
/s/ HERBERT S. WANDER Herbert S. Wander	Director	March 11, 2004
/s/ DONALD C. NEBERGALL Donald C. Nebergall	Director	March 11, 2004
/s/ GEORGE W. OFF George W. Off	Director	March 11, 2004
/s/ MARTIN L. SOLOMON Martin L. Solomon	Director	March 11, 2004
/s/ KEVIN A. MUNDT Kevin A. Mundt	Director	March 11, 2004
/s/ MICHAEL D. BILLS Michael D. Bills	Director	March 11, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Purchase and Sale Agreement dated May 9, 2002 between U.S. Cellular and PrimeCo Wireless Communications, LLC. is hereby incorporated by reference to Exhibit 2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
2.2
Exchange Agreement dated March 7, 2003 between United States Cellular Corporation and AT&T Wireless Services, Inc. is hereby incorporated by reference to Exhibit 2.2 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
2.3
Asset Purchase and Sale Agreement between United States Cellular Corporation and AT&T Wireless Services, Inc., dated as of November 26, 2003 is hereby incorporated by reference to Exhibit 2.1 to United States Cellular Corporation's Current Report on Form 8-K dated November 26, 2003, filed December 2, 2003.
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
4.4(b)
The First Supplemental Indenture dated November 28, 2001, between TDS and BNY Midwest Trust Company, establishing TDS's 7.60% Series A Notes, is hereby incorporated by reference to Exhibit 1 to TDS's Report on Form 8-A, filed on November 29, 2001.
4.4(c)
Second Supplemental Indenture dated May 31, 2002, by and between Telephone and Data Systems, Inc. and BNY Midwest Trust Company, making changes to the First Supplemental Indenture, is hereby incorporated by reference to Exhibit 4.8 to TDS's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.5
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

4.6(a)
Revolving Credit Agreement dated August 19, 1997, among United States Cellular Corporation, BankBoston N.A. and Toronto Dominion (Texas), Inc., as agents, is hereby incorporated by reference to Exhibit 4 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
4.6(b)
Amendment No. 1 dated September 25, 1997, to the Revolving Credit Agreement dated August 19, 1997, is hereby incorporated by reference to Exhibit 4 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
4.7(a)
Revolving Credit Agreement dated as of June 26, 2002 among United States Cellular Corporation, the lenders named therein, Toronto Dominion (Texas), Inc., Wachovia Bank, N.A., Citibank, N.A. and LaSalle Bank N.A., is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.7(b)
Notice to Increase in Total Commitment under the Revolving Credit Agreement dated as of June 26, 2002, is hereby incorporated by reference to Exhibit 4.2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.7(c)
Amended and Restated Revolving Credit Agreement dated December 19, 2003 among United States Cellular Corporation, the lenders named therein, Toronto Dominion (Texas), Inc., Wachovia Capital Markets, LLC, Citicorp North America, Inc., LaSalle Bank National Association, and JPMorgan Chase Bank is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated December 19, 2003, filed December 24, 2003.
4.8
Indenture, dated June 1, 1995, between U.S. Cellular and BNY Midwest Trust Company of New York as successor Trustee to Harris Trust and Savings Bank, relating to the Liquid Yield Option Notes including Form of Certificate for Liquid Yield Option Note, is hereby incorporated by reference to United State Cellular Corporation's Current Report on Form 8-K dated June 16, 1995.
4.9
Indenture, dated July 31, 1997 between U.S. Cellular and the First National Bank of Chicago, as Trustee, relating to United States Cellular Corporations 7 1/4% Notes due 2007, is hereby incorporated by reference to Exhibit 4 to United States Cellular Corporation's Form 8-K dated August 26, 1997.
4.10(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York, is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-98921).
4.10(b)
Second Supplemental Indenture of U.S. Cellular dated October 31, 2002, relating to its 8.75% Senior Notes due 2032, is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated October 31, 2002, filed November 1, 2002.
4.10(c)
First Supplemental Indenture of United States Cellular Corporation dated August 7, 2002 relating to its 9% Series A Notes due 2032, is hereby incorporated by reference to Exhibit 4.3 to U.S. Cellular's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
4.10(d)
Form of Third Supplemental Indenture dated as of December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, including form of the Registrant's 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated December 3, 2003, filed December 4, 2003.
4.11
Note Purchase Agreement between United States Cellular Corporation and Telephone and Data Systems, Inc., is hereby incorporated by reference to Exhibit 4.6 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.12
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
9.1(e)
Amendment effective as of March 28, 2003, to the Voting Trust Agreement dated as of June 30, 1989, as amended is incorporated by reference to Item 7(e) of the Schedule 13D filed by such Voting Trust dated March 28, 2003.
9.1(f)
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
10.4
Telephone and Data Systems, Inc. 1998 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to TDS's definitive Notice to Annual Meeting and Proxy Statement dated April 17, 2003.
10.5	Amended and Restated Supplemental Executive Retirement Plan is hereby incorporated by reference to Exhibit 10.7 to TDS's Annual Report on Form 10-K for the year ended December 31, 1998.
10.6	Telephone and Data Systems, Inc. 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-103540).
10.7
Telephone and Data Systems, Inc. Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit 99.1 of TDS's Registration Statement on Form S-8 (Registration No. 333-103541).
10.8
Summary of 2003 Bonus Program for the Executive and Senior Vice Presidents of United States Cellular Corporation is hereby incorporated by reference to Exhibit 10.8 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

10.9
United States Cellular Corporation 2003 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's Notice of Annual Meeting to Shareholders and Proxy Statement dated April 17, 2003.
10.10
United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-103543).
10.11
Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
10.12
Amended and Restated CDMA Master Supply Agreement between United States Cellular Corporation and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.13
Guarantee dated as of July 29, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.14
Guarantee dated as of July 31, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.2 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.15
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
10.17
Guaranty, dated August 21, 2002, by Telephone and Data Systems, Inc. in favor of The Toronto-Dominion Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.19 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.18
Guarantee, dated October 21, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Vodafone Group American Depository Receipts is hereby incorporated by reference to Exhibit 10.20 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.19
Guaranty, dated October 22, 2002, by Telephone and Data Systems, Inc. in favor of Societe Generale relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.21 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.20
Guarantee, dated November 6, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.22 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.21
Guarantee, dated November 12, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.23 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.

10.22
Guaranty, dated December 5, 2002, by Telephone and Data Systems, Inc. in favor of West LB AG relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.24 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.23
Guaranty Agreement, dated as of May 14, 2002, by United States Cellular Corporation in favor of Citibank N.A. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.1 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.24
Guarantee Agreement, dated as of May 10, 2002, by United States Cellular Corporation in favor of Credit Suisse First Boston International relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.25
Guaranty Agreement, dated as of May 15, 2002, by United States Cellular Corporation in favor of Toronto Dominion (New York) Inc. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.4 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.26
Guaranty Agreement, dated as of May 15, 2002, by United States Cellular Corporation in favor of Wachovia Bank, National Association relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.3 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
11	Statement regarding computation of earnings per share (included in Footnote 3 to financial statements in Exhibit 13).
12	Statements regarding computation of ratios.
13	Incorporated portions of 2003 Annual Report to Security Holders.
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 23, 2002, is incorporated herein by reference to Exhibit 16.1 to the Current Form on Form 8-K, dated May 23, 2002.
21	List of Subsidiaries of TDS.
23.1	Consent of independent public accountants.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  Telephone and Data Systems, Inc.

  30 North LaSalle Street
  Chicago, Illinois 60602
  312/630-1900

QuickLinks

CROSS REFERENCE SHEET AND TABLE OF CONTENTS
  Item 1. Business
U.S. CELLULAR'S WIRELESS INTERESTS
Investments
Employees
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES
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