Form 10-K/A
period 2003-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-04-29
CIK 1051512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

        Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

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

        The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2004, is 50,788,519 Common Shares, $.01 par value, and 6,445,555 Series A Common Shares, $.01 par value.

EXPLANATORY NOTE

Telephone and Data Systems, Inc. ("TDS") filed a Current Report on Form 8-K on April 19, 2004 which disclosed that TDS will file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2003 to restate financial statements and financial information for each of the years ended December 31, 2003 and 2002, including restated interim quarterly financial information for those years. TDS intends to file such amendment as soon as possible, but no later than May 17, 2004. As disclosed in the Form 8-K dated April 19, 2004, until such restatements are filed, previously reported consolidated financial statements for the years ended December 31, 2003 and 2002, including the reports of the independent auditors, and the interim quarterly financial statements for those years, should not be relied upon. As a result of the restatements, TDS must reschedule the date of its 2004 annual meeting of shareholders and anticipates that it will be held on June 29, 2004. Due to this delay, TDS is not able to file its definitive proxy statement for the 2004 annual meeting of shareholders within 120 days after December 31, 2003. Pursuant to General Instruction G. (3) of Form 10-K, in such event, items comprising Part III of Form 10-K (which includes information to be included in the definitive proxy statement) must be filed as an amendment to the Form 10-K not later than the end of such 120 day period. Accordingly, pursuant to such instruction, TDS is filing this Amendment No. 1 to TDS's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for the sole purpose of filing the information required by Part III, Items 10 through 14.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

Part III

PART III

Item 10.    Directors and Executive Officers of the Registrant

INTRODUCTORY NOTE

        Currently, under TDS's Restated Certificate of Incorporation, the TDS board of directors is divided into three classes and, each year, one class is elected to serve for a term of three years.

        The board of directors of TDS has approved, and will be recommending that shareholders approve at the 2004 annual meeting, an amendment to TDS's Restated Certificate of Incorporation to eliminate the classification of TDS's board of directors so that each director would stand for election annually (the "Declassification Amendment").

        In the event the shareholders approve the Declassification Amendment, eleven of the current directors plus one additional nominee will stand for election at the 2004 annual meeting to serve a one-year term until the annual meeting in 2005 or until their successors are duly elected and qualified (the "Alternate Election"). In such event, all directors will be elected annually beginning with the 2004 annual meeting and will no longer be designated as Class I, II or III directors.

        In the event the shareholders do not approve the Declassification Amendment, the board has nominated three of the current directors in Class II and one additional nominee for election under the existing Restated Certificate of Incorporation, to be elected at the 2004 annual meeting for a three-year term expiring at TDS's annual meeting in 2007 or until their successors are duly elected and qualified (the "Regular Election").

DIRECTORS

        The following persons have been nominated for election as Class II Directors at the 2004 annual meeting of shareholders in the Regular Election.

Class II Directors To be Elected in 2004

Elected by Holders of Common Shares

Name	Age	Position with TDS and Principal Occupation	Served as Director since
Kevin A. Mundt	50	Director of TDS and General Partner and Managing Director, Vestar Capital Partners	1997
Mitchell H. Saranow	58	Chairman, The Saranow Group	N/A

Elected by Holders of Series A Common Shares and Preferred Shares

Name	Age	Position with TDS and Principal Occupation	Served as Director since
LeRoy T. Carlson, Jr.	57	Director and President and Chief Executive Officer of TDS	1968
Donald C. Nebergall	75	Director of TDS and Consultant	1977

Background of Class II Directors

        Kevin A. Mundt.    Kevin A. Mundt is a general partner and managing director of Vestar Capital Partners, a private equity firm. From 1997 to 2004, he was vice president and director of Mercer Oliver Wyman, f/k/a Mercer Management Consulting, a management consulting firm. Prior to that time, he was a co-founder, and had been a director since 1984, of Corporate Decisions, Inc., a strategy consulting firm, which merged with Mercer Management Consulting in 1997. Mr. Mundt is a current Class II Director whose term will expire at the 2004 annual meeting.

        Mitchell H. Saranow.    Mitchell H. Saranow is the chairman of The Saranow Group, L.L.C., a private investment firm that he founded in 1984. Since 1984, Mr. Saranow has served as chief executive officer of companies with operations in the United States, Europe and Australia that were founded by The Saranow Group. Currently, Mr. Saranow is the chairman and founder of and principle investor in LENTEQ, BV, an early stage equipment manufacturer. Previously, he served as chairman of the board and co-chief executive officer of Navigant Consulting, Inc. from November 1999 to May 2000. Prior to this, Mr. Saranow was Chairman and managing general partner of Fluid Management, L.P., a machinery manufacturer, for more than five years. Mr. Saranow was vice president of finance and chief financial officer of CFS Continental, Inc., then the second largest full-line food services company in the United States, from 1979 to 1983. Mr. Saranow was vice president of finance and law at the Sunmark Companies from 1975 to 1979. Mr. Saranow was assistant vice president for Warburg, Paribus, Becker, Inc., an investment banking firm, from 1973 to 1975. Mr. Saranow was an attorney for Mayer Brown & Platt from 1971 to 1973. Mr. Saranow has an undergraduate degree from Northwestern University, an MBA degree from Harvard Business School and a J.D. degree from Harvard Law School. Mr. Saranow is also a Certified Public Accountant. Mr. Saranow is currently on the board of directors of Lawson Products, Inc., which sells and distributes maintenance products and services, and North American Scientific Inc., which manufactures medical devices.

        Mr. Saranow is being nominated for election to fill the vacancy created by the resignation, effective May 6, 2004, of Michael D. Bills, who is not standing for election in 2004. See below. It is expected that the board of directors will appoint Mr. Saranow to the board of directors on May 6, 2004 to complete the term of the directorship vacated by Mr. Bills, which expires at the 2004 annual meeting.

        LeRoy T. Carlson, Jr.    LeRoy T. Carlson, Jr., has been TDS's President and Chief Executive Officer for more than five years. Mr. LeRoy T. Carlson, Jr. is also Chairman and a Director of United States Cellular Corporation (American Stock Exchange listing symbol: USM), a subsidiary of TDS which operates and invests in wireless telephone companies and properties ("U.S. Cellular"), and TDS Telecommunications Corporation ("TDS Telecom"), a wholly-owned subsidiary of TDS which operates local telephone companies. He is the son of Mr. LeRoy T. Carlson and the brother of Mr. Walter C.D. Carlson and Dr. Letitia G.C. Carlson. Mr. Carlson is a current Class II Director whose term will expire at the 2004 annual meeting.

        Donald C. Nebergall.    Donald C. Nebergall has been a consultant to companies since 1988, including TDS between 1998 and 2002. Mr. Nebergall was vice president of The Chapman Company, a registered investment advisory company located in Cedar Rapids, Iowa, from 1986 to 1988. Prior to that, he was the chairman of Brenton Bank & Trust Company, Cedar Rapids, Iowa, from 1982 to 1986, and was its president from 1972 to 1982. Mr. Nebergall is a current Class II Director whose term will expire at the 2004 annual meeting.

Other Directors

        The following persons are current Class I and III Directors whose terms do not expire at the 2004 annual meeting of shareholders and who will not stand for election in the event of the Regular Election. However, in the event that Declassification Amendment is approved by shareholders, the following persons will stand for election together with the Class II directors identified above in the Alternate Election.

Class III Directors—Term Currently Scheduled to Expire in 2005

        The following persons are current Class III Directors whose terms will expire at the 2005 annual meeting of shareholders:

Elected by Holders of Common Shares

Name	Age	Position with TDS and Principal Occupation	Served as Director since
Herbert S. Wander	69	Director of TDS and Partner, Katten Muchin Zavis Rosenman, Chicago, Illinois	1968

Elected by Holders of Series A Common Shares and Preferred Shares

Name	Age	Position with TDS and Principal Occupation	Served as Director since
LeRoy T. Carlson	87	Director and Chairman Emeritus of TDS	1968
Walter C.D. Carlson	50	Director and non-executive Chairman of the Board of TDS and Partner, Sidley Austin Brown & Wood LLP, Chicago, Illinois	1981
Dr. Letitia G.C. Carlson	43	Director of TDS, Physician and Associate Clinical Professor at George Washington University Medical Center	1996

Background of Class III Directors

        Herbert S. Wander.    Herbert S. Wander has been a partner of Katten Muchin Zavis Rosenman for more than five years.

        LeRoy T. Carlson.    LeRoy T. Carlson was elected Chairman Emeritus of TDS in February 2002. Prior to that time, he was Chairman of TDS for more than five years. He is a Director of U.S. Cellular. Mr. Carlson is the father of LeRoy T. Carlson, Jr., Walter C.D. Carlson and Dr. Letitia G.C. Carlson.

        Walter C.D. Carlson.    Walter C.D. Carlson was elected non-executive Chairman of the Board of the board of directors of TDS in February 2002. He has been a partner of Sidley Austin Brown & Wood LLP for more than five years and is a member of its executive committee. He is a director of U.S. Cellular. Walter C.D. Carlson is the son of LeRoy T. Carlson and the brother of LeRoy T. Carlson, Jr. and Dr. Letitia G.C. Carlson. The law firm of Sidley Austin Brown & Wood LLP provides legal services to TDS and its subsidiaries on a regular basis. Mr. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

        Dr. Letitia G.C. Carlson.    Dr. Letitia G.C. Carlson has been a physician at George Washington University Medical Center for more than five years. At such medical center, she was an assistant professor between 1992 and 2001 and an assistant clinical professor between 2001 and 2003, and has been an associate clinical professor since 2003. Dr. Carlson is the daughter of LeRoy T. Carlson and the sister of LeRoy T. Carlson, Jr. and Walter C.D. Carlson.

Class I Directors—Term Currently Scheduled to Expire in 2006

        The following persons are current Class I Directors whose terms will expire at the 2006 annual meeting of shareholders:

Elected by Holders of Common Shares

Name	Age	Position with TDS and Principal Occupation	Served as Director since
Martin L. Solomon	67	Director of TDS and Private Investor	1997

Elected by Holders of Series A Common Shares and Preferred Shares

Name	Age	Position with TDS and Principal Occupation	Served as Director since
James Barr III	64	Director of TDS and President and Chief Executive Officer of TDS Telecommunications Corporation	1990
Sandra L. Helton	54	Director and Executive Vice President and Chief Financial Officer of TDS	1998
George W. Off	57	Director of TDS and Chairman and Chief Executive Officer of Checkpoint Systems, Inc.	1997

Background of Class I Directors

        Martin L. Solomon.    Martin L. Solomon has been a private investor since 1990. From June 1997 until February 2001, he was chairman of the board of American Country Holdings, Inc., an insurance holding company. He served as a director until April 2002, at which time the company was acquired by Kingsway Financial Services, Inc. Mr. Solomon is currently a director of Hexcel Corporation, a manufacturer of composite materials.

        James Barr, III.    James Barr, III has been President and Chief Executive Officer and a director of TDS Telecom for more than five years.

        Sandra L. Helton.    Sandra L. Helton was appointed Executive Vice President and Chief Financial Officer in October of 2000. She joined TDS as Executive Vice President—Finance and Chief Financial Officer in August 1998. Prior to joining TDS, Ms. Helton was the vice president and corporate controller of Compaq Computer Corporation between 1997 and 1998. Prior to that time, Ms. Helton was employed by Corning Incorporated for more than five years. At Corning Incorporated, Ms. Helton was senior vice president and treasurer between 1994 and 1997 and was vice president and treasurer between 1991 and 1994. Ms. Helton is also a director of U.S. Cellular and TDS Telecom. Ms. Helton is a director of The Principal Financial Group, a global financial institution, and Covance, Inc., a drug development services company.

        George W. Off.    George W. Off was appointed chairman and chief executive officer of Checkpoint Systems, Inc., a New York Stock Exchange listed company in August 2002. Checkpoint Systems, Inc. is a multinational manufacturer and marketer of integrated system solutions for retail security, labeling and merchandising. Prior to that time, Mr. Off was chairman of the board of directors of Catalina Marketing Corporation, a New York Stock Exchange listed company, from July 1998 until he retired in July 2000. Mr. Off served as president and chief executive officer of Catalina from 1994 to 1998. Until November 2003, Mr. Off also served as a director of SPAR Group, Inc., a provider of merchandising services for retailers and consumer package goods manufacturers.

Director Not Standing For Election

        Michael D. Bills is currently a Class II director whose term was scheduled to expire at the 2004 annual meeting. Mr. Bills decided not to seek an additional term as director and, accordingly, has not been nominated for election at the 2004 annual meeting. He has resigned from the board of directors effective on May 6, 2004, the date originally scheduled for the 2004 annual meeting. Since 2003, Mr. Bills has been the president of Bluestem Asset Management LLC, a company that he founded. Prior to that, Mr. Bills was the chief investment officer—University of Virginia Investment Management Company from 2001 until 2003. Prior to that time, he was a professor of finance at the McIntire School of Commerce at the University of Virginia from 2000 to 2001, and senior managing director and chief operating officer of Tiger Management, L.L.C., a global money management firm, from 1995 to 1999.

Audit Committee Financial Expert

        The board has appointed Mitchell H. Saranow to the audit committee subject to and effective upon his appointment as a director of TDS. In connection therewith, the board has made a determination that Mr. Saranow is an "audit committee financial expert" as such term is defined by the SEC and that Mr. Saranow is "independent" and "financially sophisticated" as such terms are defined by the American Stock Exchange.

        In accordance with the SEC's safe harbor rule for "audit committee financial experts," no member designated as an audit committee financial expert shall (i) be deemed an "expert" for any other purpose or (ii) have any duty, obligation or liability that is greater than the duties, obligations and liability imposed beyond those imposed on a member of the board or the audit committee not so designated. Additionally, the designation of a member or members as an "audit committee financial expert" shall in no way affect the duties, obligations or liability of any member of the audit committee, or the board, not so designated.

EXECUTIVE OFFICERS

        In addition to the executive officers identified in the tables regarding the directors, set forth below is a table identifying current officers of TDS and its subsidiaries who may be deemed to be executive officers of TDS. Unless otherwise indicated, the position held is an office of TDS.

Name	Age	Position
John E. Rooney	61	President and CEO of United States Cellular Corporation
D. Michael Jack	61	Senior Vice President and Corporate Controller
Kurt B. Thaus	44	Senior Vice President and Chief Information Officer
Scott H. Williamson	53	Senior Vice President—Acquisitions and Corporate Development
Kevin C. Gallagher	56	Vice President and Corporate Secretary
C. Theodore Herbert	68	Vice President—Human Resources
Rudolph E. Hornacek	76	Vice President—Engineering
Frieda E. Ireland	51	Vice President—Internal Audit
J. Timothy Kleespies	53	Vice President and Assistant Corporate Controller
Kenneth M. Kotylo	42	Vice President—Acquisitions and Corporate Development
Peter L. Sereda	45	Vice President and Treasurer
Mark A. Steinkrauss	58	Vice President—Corporate Relations
James W. Twesme	51	Vice President—Corporate Finance
Byron A. Wertz	57	Vice President—Corporate Development

        John E. Rooney.    John E. Rooney has been the President and Chief Executive Officer of U.S. Cellular since April 10, 2000. Mr. Rooney was previously employed by Ameritech Corporation for more than five years, most recently as president of Ameritech Consumer Services and, prior to that, as president of Ameritech Cellular Services. Mr. Rooney is also a director of U.S. Cellular.

        D. Michael Jack.    D. Michael Jack was appointed Senior Vice President and Corporate Controller of TDS in March 2003. Prior to that, he was Vice President and Corporate Controller since November 1999. Prior to joining TDS, Mr. Jack was employed by Cummins Engine Company, Inc. for more than five years. At Cummins Engine Company, Mr. Jack was executive director of its financial services division between 1998 and 1999; chief financial officer of the industrial business unit between 1996 and 1998; and controller of worldwide operations prior to 1996.

        Kurt B. Thaus.    Kurt B. Thaus was appointed Senior Vice President and Chief Information Officer on January 12, 2004. Prior to that, he was employed by T-Systems North America, Inc., the North American subsidiary of T-Systems International (Deutsche Telekom) for more than five years, most recently as senior vice president of technology management services.

        Scott H. Williamson.    Scott H. Williamson has been Senior Vice President—Acquisitions and Corporate Development of TDS for more than five years.

        Kevin C. Gallagher.    Kevin C. Gallagher was appointed Vice President and Corporate Secretary on December 1, 2001. He was also appointed Vice President and Corporate Secretary of U.S. Cellular and TDS Telecom in December 2001. Prior to that time, he was senior vice president, general counsel and secretary of 360 Communications Company between 1996 and 1998. Prior to that, Mr. Gallagher was vice president and general counsel of Sprint Cellular Company between 1993 and 1996.

        C. Theodore Herbert.    C. Theodore Herbert has been Vice President—Human Resources of TDS for more than five years.

        Rudolph E. Hornacek.    Rudolph E. Hornacek has been Vice President—Engineering of TDS for more than five years. He was a director of TDS until his resignation in November 1998. He is currently Director Emeritus of TDS. Mr. Hornacek is a Director of TDS Telecom.

        Frieda E. Ireland.    Frieda E. Ireland was appointed Vice President—Internal Audit on July 1, 2003. Prior to that, she was employed by Alliant Foodservice, Inc. for more than five years, most recently as vice president—internal control.

        J. Timothy Kleespies.    J. Timothy Kleespies was appointed Vice President and Assistant Corporate Controller on November 1, 2003. Prior to that, he was Vice President—Tax since October 2000. Prior to joining TDS, Mr. Kleespies was employed by Universal Foods Corporation from 1999 to 2000 as director of corporate taxes and by Stone Container Corporation from 1988 to 1999 as director of corporate taxes and tax counsel.

        Kenneth M. Kotylo.    Kenneth M. Kotylo was appointed Vice President—Acquisitions and Corporate Development in February 2003. Prior to joining TDS in February, Mr. Kotylo was employed by William Blair & Company from 2000 to 2002 as an equity research analyst. Prior to that time, he was Director—Financial Planning & Analysis at TDS from 1997 to 2000.

        Peter L. Sereda.    Peter L. Sereda has been Vice President and Treasurer of TDS for more than five years.

        Mark A. Steinkrauss.    Mark A. Steinkrauss has been Vice President—Corporate Relations of TDS for more than five years.

        James W. Twesme.    James W. Twesme has been Vice President—Corporate Finance of TDS for more than five years.

        Byron A. Wertz.    Byron A. Wertz has been a Vice President—Corporate Development of TDS for more than five years. Mr. Wertz is the nephew of LeRoy T. Carlson and the cousin of each of LeRoy T. Carlson, Jr., Walter C.D. Carlson and Dr. Letitia G.C. Carlson.

Codes of Conduct and Ethics

        As required by Section 807 of the American Stock Exchange Company Guide, TDS has adopted a Code of Business Conduct, applicable to all officers and employees of TDS and its subsidiaries, which includes a Code of Ethics for certain Senior Executives and Financial Officers, that complies with the definition of a "code of ethics" as set forth in Item 406 of Regulation S-K of the SEC. TDS has also adopted a Code of Ethics for its directors. Each of the foregoing codes has been posted to TDS's internet website, www.teldta.com, under Investor Relations—Corporate Governance.

        TDS intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to its Code of Ethics for certain Senior Executives and Financial Officers, and will disclose all other amendments to any of the foregoing codes, by posting such information to such internet website. Any waivers of any of the foregoing codes for directors or executive officers, including any waiver of the Code of Ethics for certain Senior Executives and Financial Officers, will be approved by TDS's board of directors, as applicable, and disclosed in a Form 8-K that is filed with the SEC within five days of such waiver.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16 of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder require TDS's directors and officers, and persons who are deemed to own more than ten percent of the Common Shares, to file certain reports with the SEC with respect to their beneficial ownership of Common Shares. The reporting persons are also required to furnish TDS with copies of all such reports they file.

        Based on a review of copies of such reports furnished to TDS by the reporting persons and written representations by directors and officers of TDS, TDS believes that all filing requirements under Section 16 of the Securities Exchange Act applicable to the reporting persons during and with respect to 2003 were complied with on a timely basis, with the exception of the following:

        Due to an administrative error on the part of TDS in communicating the grant of options, the following officers filed reports on July 17, 2003 to report grants of options on May 13, 2003 that were due to be filed on May 15, 2003: George L. Dienes, Kevin C. Gallagher, Jerry A. Gleisner, D. Michael Jack, J. Timothy Kleespies, Peter L. Sereda, Mark A. Steinkrauss, James W. Twesme and Byron A. Wertz.

        Due to an administrative error on the part of TDS in communicating the grant of options, the following officers filed reports on the dates indicated to report grants of options on July 3, 2003 that were due to be filed on July 8, 2003: James Barr III (August 1, 2003), LeRoy T. Carlson (July 18, 2003), LeRoy T. Carlson, Jr. (July 18, 2003), Sandra L. Helton (July 17, 2003), C. Theodore Herbert (July 18, 2003), Rudolph E. Hornacek (July 18, 2003) and Scott H. Williamson (July 18, 2003). In addition, LeRoy T. Carlson, Jr. filed a report on July 18, 2003 to report deferred compensation that was due on July 3, 2003.

Item 11.    Executive Compensation

        The following table summarizes the compensation paid by TDS to the President and Chief Executive Officer of TDS and the other four most highly compensated executive officers (based on the aggregate of the salary and bonus for 2003).

Summary Compensation Table (1)

Long-Term Compensation
		Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary (2)	Bonus (3)		Other Annual Compensation (4)		Restricted Stock Award(s) (5)		Securities Underlying Options (6)	LTIP Payouts (7)	All Other Compensation (8)
LeRoy T. Carlson, Jr. President and Chief Executive Officer	2003 2002 2001	$910,000 858,000 780,000	$	— 445,000 468,000	$	— 55,625 —	$	— — —	65,567 68,215 29,429	— — —	$47,581 47,819 36,507
Sandra L. Helton Executive Vice President and Chief Financial Officer	2003 2002 2001	$550,000 504,000 460,000		$370,000 353,000 310,000	$	— — —	$	— — —	31,475 29,915 12,115	— — —	$47,139 47,460 41,738
James Barr III President and Chief Executive Officer of TDS Telecom	2003 2002 2001	$539,000 501,000 458,000		$285,000 225,000 298,000	$	— — —	$	— — —	11,958 17,061 6,785	$ — 2,450,422 —	$50,966 50,188 44,331
John E. Rooney(9) President and Chief Executive Officer of U.S. Cellular	2003 2002 2001	$592,209 526,292 485,459		$360,000 240,000 190,000		$104,994 70,008 55,414		$366,585 242,679 396,911	175,000 33,000 20,000	— — —	$50,553 50,910 20,570
LeRoy T. Carlson Chairman Emeritus	2003 2002 2001	$465,000 437,600 547,000	$	— 242,000 310,000	$	— 70,180 72,500	$	— — —	28,605 22,170 15,590	— — —	$7,356 35,085 41,052

        There are no outstanding stock appreciation rights ("SARs"), therefore the Summary Compensation Table does not reflect information on SARs.

(1)
Does not include the discount amount under any dividend reinvestment plan or any employee stock purchase plan because such plans are generally available to all eligible shareholders or salaried employees, respectively. Does not include the value of any perquisites and other personal benefits, securities or property because the aggregate amount of such compensation is less than the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the above-named executive officers.

(2)
Represents the dollar value of base salary (cash and non-cash) earned by the named executive officer during the fiscal year identified.

(3)
Represents the dollar value of bonus (cash and non-cash) earned (whether received in cash or deferred) by the named executive officer for 2003, 2002 and 2001. The final bonus for 2003 has not yet been determined for LeRoy T. Carlson, Jr. or LeRoy T. Carlson.

(4)
Represents the fair market value of phantom stock units credited to such officer with respect to deferred bonus compensation. See "Bonus Deferral and Stock Unit Match Program." LeRoy T. Carlson, Jr. deferred $222,500 of his 2002 bonus pursuant to the TDS 1998 Long-Term Incentive Plan. Mr. Rooney deferred 100% of his 2001, 2002 and 2003 bonus. LeRoy T. Carlson deferred $250,000 of his 2001 bonus and 100% of his 2002 bonus pursuant to the TDS 1998 Long-Term Incentive Plan.

(5)
Represents the value of restricted USM Common Shares granted to Mr. Rooney, based on the closing price of U.S. Cellular Common Shares on the date of grant. In 2003, 14,981 restricted shares were granted to Mr. Rooney which vest on March 31, 2006. In 2002, 5,919 restricted shares were granted to Mr. Rooney that vest on March 31, 2005. In 2001, 6,682 restricted shares were granted to Mr. Rooney that vest on March 31, 2004. The value of all 27,582 of such shares based on the price of U.S. Cellular Common Shares on the award dates was $1,006,175. As of December 31, 2003, all 27,582 shares were unvested. The value of such shares based on the price of U.S. Cellular Common Shares on December 31, 2003 of $35.50 per share is $979,161.

(6)
Represents the number of shares subject to stock options awarded during the fiscal year identified. Unless otherwise indicated by footnote, the awards represent options without tandem SARs and relate to TDS Common Shares, except for John E. Rooney, in which case the awards represent options with respect to U.S. Cellular shares.

(7)
In 2002, Mr. Barr exercised options for an aggregate of 124,890 phantom stock units for 1998, 1999 and 2000, and received a net cash payment, prior to withholding taxes, of $2,450,422. See "TDS Telecom Phantom Incentive Option Plan."

(8)
Includes contributions by TDS for the benefit of the named executive officer under the TDS tax-deferred savings plan ("TDSP"), the TDS pension plan ("Pension Plan"), including earnings accrued under a related supplemental benefit agreement, the TDS supplemental executive retirement plan ("SERP") and the dollar value of any insurance premiums paid during the covered fiscal year with respect to life insurance for the benefit of the named executive ("Life Insurance"), as indicated below for 2003:

	LeRoy T. Carlson, Jr.	Sandra L. Helton	James Barr III	John E. Rooney	LeRoy T. Carlson
TDSP	$6,771	$6,400	$6,818	$6,989	$6,981
Pension Plan	18,704	17,988	32,946	9,390	—
SERP	21,296	22,012	7,054	30,610	—
Life Insurance	810	739	4,148	3,564	375

Total	$47,581	$47,139	$50,966	$50,553	$7,356

(9)
All of Mr. Rooney's compensation is paid by U.S. Cellular. Mr. Rooney's annual compensation is approved by LeRoy T. Carlson, Jr., the Chairman of U.S. Cellular, and Mr. Rooney's long-term compensation is approved by the stock option compensation committee of U.S. Cellular.

General Information Regarding Options

        The following tables show, as to the executive officers who are named in the Summary Compensation Table, certain information regarding options.

Individual Option Grants in 2003

						Potential Realizable Value at Assumed Annual Realized Stock Price Appreciation for Option Terms (4)
	Number of Securities Underlying Options Granted (1)
		Percent of Total Options Granted to Employees (2)
Name			Exercise Price	Market Price (3)	Expiration Date
						5%	10%
LeRoy T. Carlson, Jr. (5)	65,567	9.8%	$52.92	$52.92	07/03/13	$2,182,142	$5,529,977
Sandra L. Helton (5)	31,475	4.7%	$52.92	$52.92	07/03/13	$1,047,523	$2,654,628
James Barr III (5)	11,958	1.8%	$52.92	$52.92	07/03/13	$397,975	$1,008,548
John E. Rooney (6)	175,000	12.2%	$24.47	$24.47	04/21/13	$2,693,084	$6,824,804
LeRoy T. Carlson (5)	23,605	3.5%	$52.92	$52.92	07/03/13	$785,600	$1,990,866

(1)
Represents the number of TDS shares underlying options awarded during the year, except in the case of John E. Rooney, in which case the amount represents the number of U.S. Cellular shares underlying options awarded during the fiscal year.

(2)
Represents the percent of total TDS shares underlying options awarded to all TDS employees during the fiscal year, except in the case of John E. Rooney, in which case the figure represents the percent of total U.S. Cellular shares underlying options awarded to all U.S. Cellular employees during the fiscal year.

(3)
Represents the per share fair market value of shares as of the award date.

(4)
Represents the potential realizable value of each grant of options, assuming that the market price of the shares underlying the options appreciates in value from the award date to the end of the option term at the indicated annualized rates.

(5)
Pursuant to the TDS long-term incentive plan, on July 3, 2003, such named executive officer was granted options (the "2002 Performance Options") to purchase TDS Common Shares based on the achievement of certain levels of corporate and individual performance in 2002 as contemplated by the TDS long-term incentive plan. The purchase price per TDS Common Share subject to the 2002 Performance Options is the fair market value of the TDS Common Shares as of the grant date. The 2002 Performance Options became exercisable on December 15, 2003. If Mr. Barr retires on or after March 31, 2005, all of his options will become fully vested on the date of his retirement.

(6)
These represent options with respect to U.S. Cellular Common Shares. Such options were granted as of March 31, 2003 and become exercisable with respect to 25% of the shares underlying the option on March 31 2004, 2005 and 2006 and become fully vested on October 10, 2006.

Option Exercises in 2003 and
December 31, 2003 Option Values

			As of December 31, 2003
	2003		Number of Securities Underlying Unexercised Options (3)		Value of Unexercised In-the-Money Options (4)
	Shares Acquired on Exercise (1)	Value Realized (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
LeRoy T. Carlson, Jr.
2002 Performance Options (5)	—	$—	65,567	—	$631,410	$—
2001 Performance Options (6)	—	—	68,215	—	165,762	—
2000 Performance Options (7)	—	—	29,429	—	—	—
2000 Automatic Options (8)	—	—	42,540	14,180	—	—
1999 Performance Options (9)	—	—	32,000	—	—	—
1998 Performance Options (10)	—	—	27,850	—	—	—
1998 Automatic Options (11)	—	—	54,600	—	1,026,480	—
1997 Performance Options (12)	—	—	27,300	—	622,440	—
1996 Performance Options (13)	—	—	11,770	—	219,746	—
1995 Performance Options (14)	—	—	13,233	—	197,833	—
1994 Performance Options (15)	—	—	13,114	—	320,375	—

Total	—	$—	385,618	14,180	$3,184,046	$—

Sandra L. Helton
2002 Performance Options (5)	—	$—	31,475	—	$303,104	$—
2001 Performance Options (6)	—	—	29,915	—	106,198	—
2000 Performance Options (7)	—	—	12,115	—	—	—
2000 Automatic Options (8)	—	—	18,990	6,330	—	—
1999 Performance Options (9)	—	—	18,000	—	—	—
1998 Automatic Options (16)	—	—	36,000	—	1,032,480	—

Total	—	$—	146,495	6,330	$1,441,782	$—

James Barr III
2002 Performance Options (5)	—	$—	11,958	—	$115,156	$—
2001 Performance Options (6)	—	—	17,061	—	60,567	—
2000 Performance Options (7)	—	—	6,785	—	—	—
2000 Options (17)	—	—	24,320	6,080	—	—

Total	—	$—	60,124	6,080	$175,723	$—

John E. Rooney
2003 USM Options (18)	—	$—	—	175,000	$—	$1,930,250
2002 USM Options (19)	—	—	8,250	24,750	—	—
2001 USM Options (20)	—	—	8,000	12,000	—	—
2000 USM Initial Options (21)	—	—	33,000	22,000	—	—

Total	—	$—	49,250	233,750	$—	$1,930,250

LeRoy T. Carlson
2002 Performance Options (5)	—	$—	23,605	—	$227,316	$—
2001 Performance Options (6)	—	—	22,170	—	78,704	—
2000 Performance Options (7)	—	—	15,590	—	—	—
2000 Automatic Options (8)	—	—	25,770	8,590	—	—
1999 Performance Options (9)	—	—	18,000	—	—	—
1998 Performance Options (10)	—	—	17,600	—	—	—
1998 Automatic Options (11)	—	—	39,600	—	744,480	—
1997 Performance Options (12)	—	—	17,820	—	406,296	—
1996 Performance Options (13)	—	—	8,295	—	154,868	—
1995 Performance Options (14)	—	—	9,367	—	140,037	—
1994 Performance Options (15)	—	—	9,476	—	231,499	—
1994 Automatic Options (22)	—	—	36,050	—	539,308	—

Total	—	$—	243,343	8,590	$2,522,508	$—

(1)
Represents the number of TDS Common Shares with respect to which the options were exercised or, in the case of John E. Rooney, Common Shares of U.S. Cellular ("USM shares").

(2)
Represents the aggregate dollar value realized upon exercise, based on the difference between the exercise price and the fair market value of the shares on the date of exercise.

(3)
Represents the number of TDS Common Shares subject to options, except for John E. Rooney, in which case the information is presented with respect to USM shares. All options are transferable to permitted transferees.

(4)
Represents the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year, based on the difference between the exercise price and $62.55, the market value of TDS Common Shares on December 31, 2003 or, with respect to options for USM shares, $35.50, the market value of USM Common Shares on December 31, 2003.

(5)
Such options became exercisable on December 15, 2003 and are exercisable until July, 2013 at the exercise price of $52.92 per share.

(6)
Such options became exercisable with respect to LeRoy T. Carlson, Jr., on December 15, 2002 and are exercisable until August 19, 2012 at the exercise price of $60.12 per share. With respect to Ms. Helton, Mr. Barr and Mr. LeRoy T. Carlson, such options became exercisable on December 15, 2002 and are exercisable until July 5, 2012 at the exercise price of $59.00 per share.

(7)
Such options became exercisable on December 15, 2001 and are exercisable until April 30, 2011 at the exercise price of $99.44 per share.

(8)
Such options become exercisable in annual increments of 25% on December 15, 2001 and on each anniversary of such date until December 15, 2004 and are exercisable until September 15, 2010 at the exercise price of $121.12 per share.

(9)
Such options became exercisable on December 15, 2000 and are exercisable until May 5, 2010 at the exercise price of $105.13 per share.

(10)
Such options became exercisable on December 15, 1999 and are exercisable until April 30, 2009 at the exercise price of $66.75 per share.

(11)
Such options became exercisable with respect to one-third of the shares on each of December 15, 1998, December 15, 1999 and December 15, 2000, and are exercisable until November 5, 2007 at the exercise price of $43.75 per share.

(12)
Such options became exercisable on December 15, 1998 and are exercisable until June 22, 2008 at the exercise price of $39.75 per share.

(13)
Such options became exercisable on December 15, 1997 and are exercisable until December 15, 2007 at the exercise price of $43.88 per share.

(14)
Such options became exercisable on December 15, 1996 and are exercisable until December 15, 2006 at the exercise price of $47.60 per share.

(15)
Such options became exercisable on December 15, 1995 and are exercisable until December 15, 2005 at the exercise price of $38.12 per share.

(16)
Such options became exercisable with respect to 12,000 shares on December 15, 1998, December 15, 1999 and December 15, 2000, and are exercisable until September 15, 2008 at an exercise price of $33.87 per share.

(17)
Such options become exercisable in annual increments of 20% on December 15, 2000 and on each anniversary of such date through December 15, 2004, and are exercisable until March 10, 2010 at the exercise price of $104.00 per share.

(18)
The 2003 USM Options become exercisable in annual increments of 25% on March 31 2004, 2005 and 2006 and become fully vested on October 10, 2006, and are exercisable until March 31, 2013 at an exercise price of $24.47.

(19)
The 2002 USM Options become exercisable in annual increments of 25% on March 31 of each year, beginning in 2003 and ending in 2006, and are exercisable until March 31, 2012 at an exercise price of $41.00.

(20)
The 2001 USM Options become exercisable in annual increments of 20% on March 31 of each year beginning in 2002 and ending in 2006, and are exercisable until March 31, 2011 at an exercise price of $59.40.

(21)
The 2000 USM Initial Options become exercisable with respect to 20% of the shares underlying the option on April 10 of each year, beginning in 2001 and ending in 2005, and are exercisable until April 10, 2010 at an exercise price of $69.19 per share.

(22)
Such options became exercisable in annual increments of 20% on each of December 15, 1994 and on the first through the fourth anniversaries of such date, and are exercisable until November 4, 2004 at the exercise price of $47.59 per share.

TDS Telecom Phantom Incentive Option Plan

        James Barr III participated in the TDS Telecom phantom stock incentive plan (the "TDS Telecom Plan"). The TDS Telecom Plan was adopted by TDS Telecom in 1997 and related to the five-year period beginning on January 1, 1995 and ending on December 31, 1999. Under the TDS Telecom Plan, Mr. Barr was awarded certain phantom stock units in amounts determined by the Chairman of TDS Telecom. The award consisted of automatic awards and performance awards. The automatic awards vested in five equal annual installments beginning on December 15, 1995. The performance awards included a corporate performance award and an individual performance award. The performance awards vested on December 15 of the year following the performance year to which they relate. When vested, the phantom stock option units became exercisable at an exercise price determined in accordance with the terms of the plan. In 2002, Mr. Barr exercised options for an aggregate of 124,890 phantom stock units for 1998, 1999 and 2000. He received a net cash payment prior to withholding taxes, of $2,450,422, which is equal to the difference between the exercise price and the implied value of the phantom stock units as provided in the TDS Telecom Plan. As a result of such exercise, Mr. Barr has exercised all options under the Plan.

Pension Plans and Supplemental Benefit Agreements

        The TDS employees' pension trust (the "TDS Target Pension Plan") was a defined contribution plan designed to provide retirement benefits for eligible employees of TDS and certain of its affiliates which adopted the TDS Target Pension Plan. Annual employer contributions based upon actuarial assumptions were made under a formula designed to fund a target pension benefit for each participant commencing generally upon the participant's attainment of retirement age.

        U.S. Cellular previously had adopted the TDS wireless companies' pension plan (the "Wireless Pension Plan"). The Wireless Pension Plan, a qualified non-contributory defined contribution pension plan, provided pension benefits for employees of U.S. Cellular. Under the Wireless Pension Plan, pension contributions were calculated separately for each participant, based on a fixed percentage of the participant's qualifying compensation, and were funded currently.

        Effective January 1, 2001, the TDS Target Pension Plan was merged with and into the Wireless Pension Plan and the new merged plan has been titled the TDS Pension Plan. All of the plan assets which had been held for the TDS Target Pension Plan and the Wireless Pension Plan were combined to be held on a consolidated basis for the new TDS Pension Plan, which will pay all benefits which previously accrued under both the TDS Target Pension Plan and the Wireless Pension Plan and all future pension plan accruals. All eligible participants who have been receiving target pension benefits under the TDS Target Pension Plan will continue to be eligible for target pension benefits under the TDS Pension Plan. Similarly, eligible participants who have been receiving a pension benefit contribution based on a fixed percentage of their qualifying compensation under the Wireless Pension Plan will continue to be eligible for such benefit under the TDS Pension Plan. All newly eligible employees of both TDS and U.S. Cellular and their affiliates will only be eligible for the pension benefit contribution based on a fixed percentage of qualifying compensation as previously provided under the Wireless Pension Plan.

        The amounts of the annual contributions for the benefit of the named executive officers under the TDS Target Pension Plan and/or the Wireless Pension Plan are included above in the Summary Compensation Table under "All Other Compensation."

        The TDS supplemental executive retirement plan ("SERP") has provided supplemental benefits under the TDS Pension Plan and the Wireless Pension Plan and effective January 1, 2001, the new TDS Pension Plan. The SERP was established to offset the reduction of benefits caused by the limitation on annual employee compensation which can be considered for tax qualified pension plans under the Internal Revenue Code. The SERP is a non-qualified deferred compensation plan and is intended to be unfunded. The amounts of the accruals for the benefit of the named executive officers are included above in the Summary Compensation Table under "All Other Compensation."

        In 1980, TDS entered into a non-qualified supplemental benefit agreement with LeRoy T. Carlson which, as amended, requires TDS to pay a supplemental retirement benefit to Mr. Carlson in the amount of $47,567 plus interest at a rate equal to 1/4% under the prime rate for the period from May 15, 1981 (the date of Mr. Carlson's 65th birthday) to May 31, 1992, in five annual installments beginning June 1, 2001, plus interest at 9 1/2% compounded semi-annually from June 1, 1992. The agreement was entered into because certain amendments made to the TDS Pension Plan in 1974 had the effect of reducing the amount of retirement benefits, which Mr. Carlson would receive under the TDS Pension Plan. The payments to be made under the agreement, together with the retirement benefits under the TDS Pension Plan, were designed to permit Mr. Carlson to receive approximately the same retirement benefits he would have received had the TDS Pension Plan not been amended. All the interest accrued under this agreement is included above in the Summary Compensation Table under "All Other Compensation" and identified in footnote 8 thereto as contributions under the TDS Pension Plan.

Deferred Compensation Agreements

        James Barr III is party to an executive deferred compensation agreement, pursuant to which a specified percentage of his gross compensation is deferred and credited to a deferred compensation account. The deferred compensation account is credited with interest compounded monthly, computed at a rate equal to one-twelfth of the sum of the average thirty-year Treasury Bond rate plus 1.25 percentage points until the deferred compensation amount is paid to such person. The amount of compensation deferred by such person is included in and reported with all other non-deferred compensation in the "Summary Compensation Table." No amount is included in the Summary Compensation Table for the interest earned on such deferred compensation because such interest rate is intended to approximate a market rate.

Bonus Deferral and Stock Unit Match Program

        The 1998 Long-Term Incentive Plan provides the opportunity for those who are employed by TDS at the position of Vice President or above to defer receipt of a portion of their bonuses and receive TDS matching stock unit credits. Executives may elect to defer receipt of all or a portion of their annual bonuses and to receive stock unit matches on the amount deferred up to $250,000 (to be amended to $400,000—see Proposal 3 in this proxy statement). Deferred compensation will be deemed invested in phantom TDS Common Shares. TDS match amounts will depend on the amount of annual bonus that is deferred into stock units. Participants receive a 25% stock unit match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus. The matched stock units vest ratably at a rate of one-third per year over three years. The fair market value of the matched stock units is reported in the Summary Compensation Table under "Other Annual Compensation."

        LeRoy T. Carlson deferred $250,000 of his 2001 bonus, and 100% of his 2002 and 2003 bonus. Accordingly, LeRoy T. Carlson will receive a 25% stock unit match for 50% of his deferred bonuses and a 33% match for 50% of his deferred bonuses up to $250,000 for such years under the 1998 Long-Term Incentive Plan. LeRoy T. Carlson, Jr., deferred $222,500 of his 2002 bonus and, accordingly, will receive a 25% stock unit match for this deferred bonus under the 1998 Long-Term Incentive Plan. See the "Summary Compensation Table."

        In addition, U.S. Cellular has a similar plan pursuant to which John E. Rooney may defer compensation and receive stock unit matches with respect to U.S. Cellular Common Shares. Any stock unit matches received by Mr. Rooney are reported in the Summary Compensation Table under "Other Annual Compensation."

Other Agreements

        In 2003, TDS agreed to an arrangement with James Barr III relating to his employment. Under the arrangement, if Mr. Barr remains employed with TDS/TDS Telecom until at least March 31, 2005, (i) all of Mr. Barr's stock options will become fully vested on the date of his retirement and (ii) TDS will pay him a sum equal to his then annual salary in twenty-four equal monthly installments commencing the month after his retirement. Mr. Barr will be required to provide consulting services to TDS during such period in consideration for such payments. If Mr. Barr is demoted or terminated prior to his retirement for any reason other than a serious violation of TDS's Code of Business Conduct, TDS will pay Mr. Barr a sum equal to Mr. Barr's then annual salary.

        TDS has entered into an agreement with LeRoy T. Carlson whereby it will employ Mr. Carlson until he elects to retire from TDS. Mr. Carlson is to be paid at least $60,000 per annum until his retirement. The agreement also provides that upon his retirement, Mr. Carlson will be retained by TDS as a part-time consultant (for not more than 60 hours in any month) until his death or disability. Upon his retirement, Mr. Carlson will receive $75,000 per annum as a consultant, plus increments beginning in 1985 equal to the greater of three percent of his consulting fee or two-thirds of the percentage increase in the consumer price index for the Chicago metropolitan area. If Mr. Carlson becomes disabled before retiring, TDS can elect to discontinue his employment and retain him in accordance with the consulting arrangement described above. Upon Mr. Carlson's death (unless his death follows his voluntary termination of his employment or the consulting arrangement), his widow will receive until her death an amount equal to that which Mr. Carlson would have received as a consultant. TDS may terminate payments under the agreement if Mr. Carlson becomes the owner of more than 21% of the stock, or becomes an officer, director, employee or paid agent of any competitor of TDS within the continental United States. No amounts were paid or payable under this agreement in 2003, 2002 or 2001, and no amounts related thereto are included above in the Summary Compensation Table.

Compensation of Directors

        The board of directors amended the compensation plan (the "Non-Employee Directors' Plan") for non-employee directors in 2002. A non-employee director is a director of TDS who is not an employee of TDS or its affiliates, U.S. Cellular or TDS Telecom. The purpose of the Non-Employee Directors' Plan is to provide reasonable compensation to non-employee directors for their services to TDS, and to induce qualified persons to serve as non-employee members of the board of directors.

        The Non-Employee Directors' Plan provides that each non-employee director will receive an annual director's fee of $34,000 payable quarterly, and the chairperson will receive an additional $34,000 fee. The plan also provides that each non-employee director serving on the audit committee will receive an annual director's fee of $8,000 payable quarterly, except for the chairperson, who will receive a fee of $18,000. The plan also provides that each non-employee director will receive an annual fee of $2,000 payable quarterly, for serving on the long-term compensation committee, except for the chairperson, who will receive a fee of $4,000. It also provides that each non-employee director will receive a fee of $1,500 for board of directors and committee meetings, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with travel to, and attendance at, each regularly scheduled or special meeting.

        The Non-Employee Directors' Plan further provides that each non-employee director will receive 50%, and may elect to receive on an annual basis up to 100%, of their retainers and meeting fees for regularly scheduled meetings of the board (five per year), by the delivery of Common Shares of TDS having a fair market value as of the date of payment equal to the cash amount of the retainer or fee foregone.

        Under the Non-Employee Directors' Plan, for purposes of determining the number of Common shares deliverable in connection with any of the foregoing elections, the fair market value of a Common Share will be the average closing price of our Common Shares as reported in the American Stock Exchange Composite Transactions section of The Wall Street Journal for the twenty trading days before the end of the quarter or the date of the board meeting, as applicable. Our board of directors has reserved 65,000 Common Shares of TDS for issuance pursuant to the Non-Employee Directors' Plan.

        In addition, TDS pays life insurance premiums to provide life insurance of $100,000 for each of its directors. Except for such life insurance premiums, directors who are also employees of TDS or any affiliate do not receive any additional compensation for services rendered as directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        On February 29, 2004, TDS had outstanding and entitled to vote 50,788,519 Common Shares, par value $.01 per share (excluding 5,517,343 Common Shares held by TDS and 484,012 Common Shares held by a subsidiary of TDS); 6,444,555 Series A Common Shares, par value $.01 per share; and 38,645 Preferred Shares, par value $.01 per share.

        Each of the outstanding Common Shares and Preferred Shares is entitled to one vote and each of the outstanding Series A Common Shares is entitled to ten votes. Accordingly, the voting power of all outstanding Series A Common Shares was 64,445,550 votes. The total voting power of all outstanding shares of all classes of capital stock was 115,272,714 votes at February 29, 2004 with respect to matters other than the election of directors.

Security Ownership of Management

        The following table sets forth as of February 29, 2004, or the latest practicable date, the number of Common Shares and Series A Common Shares beneficially owned, and the percentage of the outstanding shares of each such class so owned by each director and nominee for director of TDS, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group.

Name of Individual or Number of Persons in Group	Title of Class or Series	Amount and Nature of Beneficial Ownership (1)	Percent of Class or Series		Percent of Shares of Common Stock		Percent of Voting Power (2)
LeRoy T. Carlson, Jr., Walter C.D. Carlson, Letitia G.C. Carlson and Prudence E. Carlson(3)	Series A Common Shares	6,058,263	94.0%		10.6%		52.6%
LeRoy T. Carlson(4)(10)	Common Shares Series A Common Shares	224,141 52,321	* *		* *		* *
LeRoy T. Carlson, Jr.(5)(10)	Common Shares Series A Common Shares	406,076 17,576	* *		* *		* *
Walter C.D. Carlson(6)	Common Shares Series A Common Shares	2,888 862	* *		* *		* *
Letitia G.C. Carlson(7)	Common Shares Series A Common Shares	1,196 931	* *		* *		* *
Sandra L. Helton(10)	Common Shares	149,724	*		*		*
James Barr III(10)	Common Shares	48,560	*		*		*
Michael D. Bills	Common Shares	1,434	*		*		*
Donald C. Nebergall(9)	Common Shares Series A Common Shares	2,259 1,032	* *		* *		* *
Herbert S. Wander	Common Shares	2,079	*		*		*
George W. Off	Common Shares	3,137	*		*		*
Martin L. Solomon	Common Shares	12,140	*		*		*
Kevin A. Mundt	Common Shares	1,851	*		*		*
Mitchell H. Saranow	Common Shares	1,000	*		*		*
John E. Rooney	Common Shares	762	*		*		*
All directors, director nominees and executive officers as a group (27 persons)(8)(10)	Common Shares Series A Common Shares	1,380,428 6,138,154	2.7 95.2	% %	2.4 10.7	% %	1.2 53.2	% %

*
Less than 1%

(1)
The nature of beneficial ownership for shares in this column is sole voting and investment power, except as otherwise set forth in these footnotes.

(2)
Represents the percent of voting power in matters other than the election of directors.

(3)
The shares listed are held by the persons named as trustees under a voting trust which expires June 30, 2035, created to facilitate long-standing relationships among the trust certificate holders. Under the terms of the voting trust, the trustees hold and vote the TDS Series A Common Shares held in the trust. If the voting trust were terminated, the following individuals, directly or indirectly, would each be deemed to own beneficially more than 5% of the outstanding TDS Series A Common Shares: LeRoy T. Carlson, Jr., Catherine Mouly (wife of LeRoy T. Carlson, Jr.), Walter C.D. Carlson, Prudence E. Carlson, Richard Beckett (husband of Prudence E. Carlson), and Dr. Letitia G.C. Carlson.

(4)
Includes 52,321 Series A Common Shares held by Mr. Carlson's wife. Mr. Carlson disclaims beneficial ownership of such shares. Does not include 45,562 Series A Common Shares held for the benefit of LeRoy T. Carlson or 186,497 Series A Common Shares held for the benefit of Mr. Carlson's wife (an aggregate of 232,059 shares, or 3.6% of class) in the voting trust described in footnote (3). Beneficial ownership is disclaimed as to Series A Common Shares held for the benefit of his wife.

(5)
Includes 1,135 Common Shares and 5,177 Series A Common Shares held by Mr. Carlson's wife outside voting trust. Does not include 1,807,276 Series A Common Shares (28.0% of class) held in the voting trust described in footnote (3), of which 175,194 shares are held for the benefit of LeRoy T. Carlson, Jr. and 1,540,969 shares are held by family partnerships, of which Mr. Carlson is a general partner. Beneficial ownership is disclaimed with respect to an aggregate of 91,113 Series A Common Shares held for the benefit of his wife, his children and others in such voting trust.

(6)
Does not include 1,875,556 Series A Common Shares (29.1% of class) held in the voting trust described in footnote (3), of which 1,084,482 shares are held for the benefit of Walter C.D. Carlson and 678,276 shares are held by a family partnership, of which Mr. Carlson is a general partner. Beneficial ownership is disclaimed with respect to an aggregate of 112,798 Series A Common Shares held for the benefit of his wife and children in such voting trust.

(7)
Does not include 1,830,931 Series A Common Shares (28.4% of class) held in the voting trust described in footnote (3), of which 1,057,027 shares are held for the benefit of Dr. Letitia G.C. Carlson and 678,276 shares are held by a family partnership, of which Dr. Carlson is a general partner. Beneficial ownership is disclaimed with respect to an aggregate of 95,628 Series A Common Shares held for the benefit of her husband and children in such voting trust.

(8)
Includes shares as to which voting and/or investment power is shared, and/or shares held by spouse and/or children.

(9)
Does not include 428,268 Series A Common Shares (6.4% of class) held as trustee under trusts for the benefit of the heirs of LeRoy T. and Margaret D. Carlson, or 281 Series A Common Shares held for the benefit of Donald C. Nebergall, which are included in the voting trust described in footnote (3).

(10)
Includes the following number of Common Shares that may be purchased pursuant to stock options and/or stock appreciation rights which are currently exercisable or exercisable within 60 days: Mr. LeRoy T. Carlson, 197,817 shares; Mr. LeRoy T. Carlson, Jr., 385,618 shares; Ms. Helton, 146,495 shares; Mr. Barr, 43,063 shares; all other executive officers, 1,214,322 shares; and all directors and officers as a group 437,329 shares.

Security Ownership by Certain Beneficial Owners

        In addition to persons listed in the preceding table and the footnotes thereto, the following table sets forth as of February 29, 2004, or the latest practicable date, information regarding each person who is known to TDS to own beneficially more than 5% of any class of voting securities of TDS, based on publicly available information and TDS's stock records as of such date. The nature of beneficial ownership in this table is sole voting and investment power except as otherwise set forth in footnotes thereto.

Shareholder's Name and Address	Title of Class or Series	Shares of Class or Series Owned	Percent of Class	Percent of Shares of Common Stock	Percent of Voting Power (1)
Southeastern Asset Management, Inc.(2) 6410 Poplar Ave., Suite 900 Memphis, TN 38119	Common Shares	11,909,257	23.4%	20.8%	10.3%
Gabelli Funds, LLC(3) One Corporate Center Rye, New York 10580	Common Shares	4,889,555	9.6%	8.5%	4.2%
Wallace R. Weitz & Company(4) 1125 South 103rd Street, Suite 600 Omaha, Nebraska 68124-6008	Common Shares	3,140,100	6.2%	5.5%	2.7%
Bennet Miller Lafayette, Indiana 47905(5)	Preferred Shares	30,000	77.6%	N/A	*

*
Less than 1%

(1)
Represents voting power in matters other than election of directors.

(2)
Based on the most recent Schedule 13G (Amendment No.4) filed with the SEC, Southeastern Asset Management reports that it has sole power to vote or direct the vote of 6,039,957 Common Shares and shared power to vote 3,598,500 Common Shares. Southeastern Asset Management reports that it has sole power to dispose or to direct the disposition of 8,301,757 Common Shares and shared power to dispose or direct the disposition of 3,598,500 Common Shares, and no power of disposition with respect to 9,000 Common Shares.

(3)
Based upon a Schedule 13D (Amendment No. 10) filed with the SEC. Includes Common Shares held by the following affiliates: GAMCO Investors, Inc.—3,110,776 Common Shares; Gabelli Funds, LLC—1,771,279 Common Shares; Gabelli Group Capital Partners, Inc.—4,000 Common Shares; Mario J. Gabelli—2,500 Common Shares; and Gabelli Securities, Inc.—1,000 Common Shares. In such Schedule 13D, such group reports sole or shared investment authority over 4,889,555 Common Shares and has reported sole voting power with respect to 4,670,455 Common Shares.

(4)
Based on the most recent Schedule 13G (Amendment No. 1) filed with the SEC, Wallace R. Weitz & Company reports that it has sole or shared power to vote or direct the vote of 3,112,100 Common Shares and sole or shared power to dispose or to direct the disposition of 3,140,100 Common Shares.

(5)
Represents Series TT Preferred Shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table provides information as of December 31, 2003 regarding TDS Common Shares that may be issued under equity compensation plans currently maintained by TDS.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon the exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,354,000	$67.36	2,659,000
Equity compensation plans not approved by security holders (2)	4,000	$44.54	56,000

Total	2,358,000	$67.32	2,715,000

(1)
This includes the following plans that have been approved by TDS shareholders:

Plan	Number of securities to be issued upon the exercise of outstanding options and rights	Number of securities remaining available for future issuance (excluding securities reflected in prior column)
1998 Long-Term Incentive Plan	2,169,000	2,066,000
1994 Long-Term Incentive Plan	180,000	358,000

	2,349,000	2,424,000
2003 Employee Stock Purchase Plan	5,000	235,000

Total	2,354,000	2,659,000

          See Note 21—Dividend Reinvestment, Incentive and Compensation Plans, in the notes to the consolidated financial statements included in our 2003 Annual Report to Shareholders included in Exhibit 13 for certain information about these plans.

(2)
This includes the following plans that have not been approved by TDS shareholders:

Plan	Number of securities to be issued upon the exercise of outstanding options and rights	Number of securities remaining available for future issuance (excluding securities reflected in prior column)
Compensation Plan for Non-Employee Directors	—	46,000
Quest Plan	—	10,000
Chorus Stock Incentive Plan	4,000	—

Total	4,000	56,000

        The material terms of the Compensation Plan for Non-Employee Directors are set forth above under "Compensation of Directors" and are incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions

Compensation Committee Interlocks and Insider Participation

        The sole member of the compensation committee is LeRoy T. Carlson, Jr., President and CEO of TDS. The primary function of the compensation committee is to develop and administer the near term compensation policies and programs for TDS officers and key subsidiary executives, other than the President and CEO of TDS, and to administer long-term compensation for non-executive officers of TDS. Mr. Carlson is a member of the board of directors of TDS, U.S. Cellular, and TDS Telecom. He is also the Chairman of U.S. Cellular and TDS Telecom and, as such, approves the executive officer annual compensation decisions for U.S. Cellular and TDS Telecom. Mr. Carlson is compensated by TDS for his services to TDS and all its subsidiaries. However, U.S. Cellular reimburses TDS for a portion of such compensation pursuant to intercompany agreements between TDS and such subsidiaries. The long-term compensation committee of the board of directors of TDS approves all compensation for the President and CEO, considers and approves long-term compensation for TDS executive officers and for the president of TDS Telecom, and reviews and recommends to the board of directors any long-term compensation programs for TDS employees. The members of the TDS long-term compensation committee are George W. Off (chairperson) and Dr. Letitia G.C. Carlson. The members of the TDS long-term compensation committee are neither officers nor employees of TDS or any of its subsidiaries nor directors of any of TDS's subsidiaries. Long-term compensation for executive officers who are employees of U.S. Cellular is approved by the stock option compensation committee of U.S. Cellular. The stock option compensation committee of U.S. Cellular is composed of directors of such subsidiary who are neither officers nor employees of TDS or any of its subsidiaries nor directors of TDS.

        In addition to such compensation committee interlocks and insider participation in compensation decisions, TDS and certain related parties are involved in the following relationships and transactions.

        Other Relationships and Related Transactions.    The following persons are partners of Sidley Austin Brown & Wood LLP, the principal law firm of TDS, U.S. Cellular and their subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS and U.S. Cellular, the non-executive Chairman of the Board and member of the board of directors of TDS and a director of U.S. Cellular; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and/or an Assistant Secretary of U.S. Cellular and certain subsidiaries of TDS. Mr. Carlson does not provide legal services to TDS, U.S. Cellular or their subsidiaries.

Item 14.    Principal Accountant Fees and Services

        The following sets forth the aggregate fees (including expenses) billed by TDS's principal auditors PricewaterhouseCoopers LLP for 2003 and 2002:

	2003	2002
Audit Fees (1)	$2,082,246	$1,892,575
Audit Related Fees (2)	132,156	560,000
Tax Fees (3)	—	439,409
All Other Fees(4)	21,000	297,925

Total Fees	$2,235,402	$3,189,909

(1)
Represents the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of the annual financial statements for the years 2003 and 2002 included in TDS's and U.S. Cellular's Form 10-K's for those years and the reviews of the financial statements included in TDS's and U.S. Cellular's Form 10-Qs for each of these years, as well as accounting research, review of financial information included in other SEC filings and the issuance of consents and comfort letters. Does not include fees of $53,500 paid to Arthur Andersen in 2002.

(2)
Represents the aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services for TDS and U.S. Cellular in the years 2003 and 2002 that are reasonably related to the performance of the audit or review of financial statements other than the fees disclosed in the foregoing paragraph. These services include acquisition and divestiture related services, accounting consultation and (for 2003 only) Sarbanes-Oxley planning. There were no fees paid to Arthur Andersen for audit related services in 2002.

(3)
Represents the aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered to TDS and U.S. Cellular in 2003 and 2002 for tax compliance, tax advice and tax planning. These services represented tax consulting services. Does not include fees of $179,125 paid to Arthur Andersen in 2002.

(4)
Represents the aggregate fees billed by PricewaterhouseCoopers LLP for services, other than services covered in (1), (2) or (3) above, for the years 2003 and 2002. These services include consulting on internal audit leadership for 2002 and licensing of a best practices database for 2003. Does not include fees of $27,360 paid to Arthur Andersen in 2002.

        The audit committee determined that the payment of fees for non-audit related services does not conflict with maintaining PricewaterhouseCoopers LLP's independence.

PRE-APPROVAL PROCEDURES

        The audit committee adopted a policy, effective May 6, 2003, as amended as of February 26, 2004, pursuant to which all audit and non-audit services must be pre-approved by the audit committee. The following describes the policy as amended. Under no circumstances may TDS's principal external auditor provide services that are prohibited by the Sarbanes-Oxley Act of 2002 or rules issued thereunder. Non-prohibited audit-related services and certain tax and other services may be provided to TDS, subject to such pre-approval process and prohibitions. The audit committee has delegated to the chairperson plus one other member of the audit committee the authority to pre-approve services by the independent auditors and to report any such approvals to the full audit committee at each of its regularly scheduled meetings. In the event the chairperson is unavailable, pre-approval may be given by any two members of the audit committee. The pre-approval policy relates to all services provided by TDS's principal external auditor and does not include any de minimis exception.

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
D. Michael Jack Senior Vice President and Controller (Principal Accounting Officer)

Dated April 29, 2004

Page 1 of Signature Page to Form 10-K/A-1
of Telephone and Data Systems, Inc.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	April 29, 2004
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	April 29, 2004
/s/ SANDRA L. HELTON Sandra L. Helton	Director	April 29, 2004
/s/ JAMES BARR III James Barr III	Director	April 29, 2004
/s/ WALTER C.D. CARLSON Walter C.D. Carlson	Director	April 29, 2004
/s/ LETITIA G.C. CARLSON Letitia G.C. Carlson	Director	April 29, 2004
/s/ HERBERT S. WANDER Herbert S. Wander	Director	April 29, 2004
/s/ DONALD C. NEBERGALL Donald C. Nebergall	Director	April 29, 2004
/s/ GEORGE W. OFF George W. Off	Director	April 29, 2004
/s/ MARTIN L. SOLOMON Martin L. Solomon	Director	April 29, 2004
/s/ KEVIN A. MUNDT Kevin A. Mundt	Director	April 29, 2004
/s/ MICHAEL D. BILLS Michael D. Bills	Director	April 29, 2004

Page 2 of Signature Page to Form 10-K/A-1
of Telephone and Data Systems, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

        The above-listed exhibits include only the exhibits required to be refiled as part of this amendment. All other exhibits have been filed with the original filing of the Annual Report on Form 10-K for the year ended December 31, 2003, or incorporated by reference therein, as set forth in Exhibit 15 thereto.

QuickLinks

EXPLANATORY NOTE
PART III
  Item 10. Directors and Executive Officers of the Registrant
INTRODUCTORY NOTE
DIRECTORS
Class II Directors To be Elected in 2004
Class III Directors—Term Currently Scheduled to Expire in 2005
Class I Directors—Term Currently Scheduled to Expire in 2006
EXECUTIVE OFFICERS
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  Item 11. Executive Compensation
Individual Option Grants in 2003
Option Exercises in 2003 and December 31, 2003 Option Values
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PRE-APPROVAL PROCEDURES
SIGNATURES
INDEX TO EXHIBITS