Form 10-K/A
period 2003-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-05-14
CIK 1051512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2003 Annual Report to Shareholders, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II of this report.

Explanatory Note

        Telephone and Data Systems, Inc. ("TDS") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission ("SEC") on March 12, 2004 and amended on April 29, 2004, to amend Item 1 "Business", Item 6 "Selected Consolidated Financial Data," Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" ("MD&A"), Item 7A "Quantitative and Qualitative Disclosures About Market Risk," Item 8 "Financial Statements and Supplementary Data" and Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

        TDS filed a Current Report on Form 8-K on April 19, 2004 which disclosed that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2003 to restate financial statements and financial information for each of the years ended December 31, 2003 and 2002, including restated interim quarterly information for those years. This Amendment No. 2 includes the restated financial information for all such periods. TDS did not amend its Annual Report on Form 10-K for the year ended December 31, 2002 or any of its Quarterly Reports on Form 10-Q for the interim periods in 2003 or 2002 to reflect the restated financial information included herein and, accordingly, only the restated financial information included in this Amendment No. 2 should be relied upon for such periods.

        The restatement of TDS's 2003 and 2002 financial statements relates to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," which was adopted on January 1, 2002. Prior to January 1, 2002, TDS allocated the excess of purchase price over tangible assets and liabilities acquired to wireless license costs and goodwill. At that time, the accounting treatment for the TDS's wireless license costs and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

        Based upon a subsequent review of goodwill, TDS has restated the allocation of $138.9 million of purchase price recorded as goodwill to wireless license costs as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of wireless license costs by a corresponding $90.7 million. Following these adjustments, TDS reperformed the impairment tests for its wireless license costs as of January 1, 2002, and recorded an impairment loss of $10.4 million ($20.9 million before income taxes of $8.2 million and minority interest of $2.3 million). This impairment has been recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

        In the first quarter of 2003, TDS had recorded a loss on assets held for sale related to the pending disposition of certain wireless properties. The wireless license costs upon which the impairment was recorded in the first quarter of 2002 included the wireless license costs of these properties. As a result, a portion of the originally recognized loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, loss on assets held for sale in 2003 has been reduced by $1.9 million, before income taxes of $0.8 million and minority interest of $0.2 million. In the third quarter of 2003, TDS had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense has been reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to investment in licenses. Consequently, income tax expense in 2003 has been reduced by $10.7 million and minority interest by $1.9 million.

        In addition, as a result of the restatement discussed above, TDS also reperformed the annual impairment test for its wireless license costs for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before income taxes of $19.6 million and minority interest of $5.4 million. This additional loss has been recorded in the second quarter of 2003.

        Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing or amendment No. 1 to reflect any events that occurred after the original filing dates of March 12, 2004 or April 29, 2004, respectively. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference (1)
Item 1.	Business	3
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	48	(2)
Item 6.	Selected Consolidated Financial Data	48	(3)
Item 7.	Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A")	48	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48	(4)
Item 8.	Financial Statements and Supplementary Data	48	(5)
Item 9A.	Controls and Procedures	48
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	49

(1)
Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 2003 ("Annual Report").

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

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.    Business

        Telephone and Data Systems, Inc. ("TDS"), is a diversified telecommunications service company with wireless telephone and wireline telephone operations. At December 31, 2003, TDS served approximately 5.5 million customers in 36 states, including 4,409,000 wireless telephone customers and 1,087,000 wireline telephone equivalent access lines. U.S. Cellular provided 75.0% of TDS's consolidated revenues and 45.3% of consolidated operating income in 2003. TDS Telecom provided 25.0% of consolidated revenues and 54.7% of consolidated operating income in 2003. TDS's business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer focused telecommunications services.

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

        Prior to the close of the AT&T Wireless exchange, U.S. Cellular allocated $70.0 million of goodwill related to the properties transferred to AT&T Wireless to assets of operations held for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." A loss of $23.9 million was recorded in 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the book value of the markets transferred to AT&T Wireless and the fair value of the assets received or to be received in the transaction.

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

        The following table summarizes certain information about customers and market penetration in U.S. Cellular's consolidated operations.

	Year Ended or At December 31,
	2003 (as restated)	2002 (as restated)	2001	2000	1999
	(Dollars in thousands)
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	182	178	168	139	139
Total population of markets in service (000s)	46,267	41,048	28,632	24,912	24,861
Customer Units:
at beginning of period (2)	4,103,000	3,461,000	3,061,000	2,602,000	2,183,000
acquired (divested) during period (3)	(141,000)	332,000	46,000	(24,000)	15,000
additions during period (2)	1,357,000	1,244,000	1,095,000	1,154,000	1,000,000
disconnects during period (2)	(910,000)	(934,000)	(741,000)	(671,000)	(596,000)
at end of period (2)	4,409,000	4,103,000	3,461,000	3,061,000	2,602,000
Market penetration at end of period (4)	9.53%	10.00%	12.09%	12.29%	10.47%
Consolidated revenues	$2,582,783	$2,197,586	$1,894,830	$1,716,640	$1,576,429
Depreciation expense	374,769	311,993	237,346	205,916	184,830
Amortization and accretion expense	57,564	39,161	63,312	59,782	45,142
Operating Income	118,983	281,166	317,212	292,313	255,842
Capital expenditures	632,526	730,645	503,334	305,417	277,450
Business segment assets	$4,945,721	$4,768,888	$3,759,157	$3,446,852	$3,365,733

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

Item 6.    Selected Consolidated Financial Data

        Incorporated by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12.1 to this Annual Report on Form 10-K.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as a part of this report:

(a)    (1) Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Report of Independent Auditors—PricewaterhouseCoopers LLP	Annual Report*
Copy of Previously Issued Report of Independent Accountants—Arthur Andersen LLP	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*

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

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULES

        To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

        Our audit of the consolidated financial statements referred to in our report dated February 2, 2004, except as to Note 25, as to which the date is February 18, 2004, except as to the Reclassifications section of Note 1, as to which the date is March 9, 2004, and except as to the Restatement section of Note 1, as to which the date is May 7, 2004, appearing in the 2003 Annual Report to Shareholders of Telephone and Data Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedules for the years ended December 31, 2003 and 2002 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Telephone and Data Systems, Inc. for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on the financial statement schedules in their report dated January 25, 2002.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 2, 2004, except as to Note 25, as
to which the date is February 18, 2004,
except as to the Reclassifications section of Note 1, as
to which the date is March 9, 2004, and except as to
the Restatement section of Note 1, as to
which the date is May 7, 2004

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Telephone and Data Systems, Inc. (Parent)
Balance Sheets
Assets

	December 31,
	2003 (as restated)	2002 (as restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,707	$3,106
Notes receivable from affiliates (Note B)	411,835	360,575
Accounts Receivable
Due from subsidiaries	6,517	7,074
Other	—	2,699
Federal income tax receivable	—	40,000
Other current assets	10,468	9,193

	430,527	422,647

INVESTMENT IN SUBSIDIARIES	4,675,630	4,491,380

OTHER INVESTMENTS
Notes receivable from affiliates (Note B)	—	105,000
Minority interests and other investments	33,378	32,404

	33,378	137,404

PROPERTY AND EQUIPMENT
Property and Equipment, net of accumulated depreciation	14,638	18,246

OTHER ASSETS AND DEFERRED CHARGES
Deferred income taxes	19,775	5,463
Noncurrent tax receivable	15,066	—
Debt issuance expenses	17,262	27,479
Other	1,400	1,549

	53,503	34,491

	$5,207,676	$5,104,168

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Telephone and Data Systems, Inc. (Parent)
Balance Sheets
Liabilities and Stockholders' Equity

	December 31,
	2003 (as restated)	2002 (as restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$—	$103
Advances from affiliates (Note C)	1,264,055	793,892
Notes payable to affiliates	—	917
Accounts payable
Due to subsidiaries—income taxes	20,898	43,703
Due to subsidiaries	80	3,177
Other	20,114	18,596
Accrued taxes	6,463	—
Accrued interest	17,731	20,271
Accrued compensation	8,013	9,778
Other	9,055	8,814

	1,346,409	899,251

DEFERRED LIABILITIES AND CREDITS
Post retirement benefits obligation other than pensions	990	946
Long-term deferred compensation	8,862	7,513
Insurance reserves	7,076	6,238
Other	8,306	7,990

	25,234	22,687

LONG-TERM DEBT, excluding current portion (Note D)	753,297	823,774
LONG-TERM DEBT, due to affiliates (Note E)	—	309,280

	753,297	1,133,054

PREFERRED SHARES	3,864	6,954

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 56,282,000 and 55,875,000 shares, respectively	563	559
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,440,000 and 6,602,000 shares, respectively	64	66
Capital in excess of par value	1,843,468	1,832,807
Treasury Shares, at cost, 5,688,000 and 3,799,000 shares, respectively	(493,714)	(404,169)
Accumulated other comprehensive income from subsidiaries	296,820	191,704
Retained earnings	1,431,671	1,421,255

	3,078,872	3,042,222

	$5,207,676	$5,104,168

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Statements of Operations

	Year Ended December 31,
	2003 (as restated)	2002 (as restated)	2001
	(Dollars in thousands)
Operating revenues	$74,029	$71,617	$68,859
Cost of sales and operating expenses	(74,929)	71,037	68,594

Operating income (loss)	(900)	580	265

Other income
Interest income received from affiliates	21,162	16,568	24,318
(Loss) Gain on investments	—	(55,862)	487
Other, net	(8,800)	(3,260)	(2,868)

	12,362	(42,554)	21,937

Income (loss) before interest and income taxes	11,462	(41,974)	22,202
Interest expense	92,048	101,062	93,334
Income tax benefit	(42,368)	(35,748)	(29,044)

Corporate operations	(38,218)	(107,288)	(42,088)
Equity in net income (loss) of subsidiaries and other investments	86,435	(887,484)	(131,875)

Net income (loss) from continuing operations	48,217	(994,772)	(173,963)
Discontinued operations, net of tax	(1,609)	—	(24,092)

Net income (loss)	$46,608	$(994,772)	$(198,055)

        The Notes to Consolidated Financial Statements, included in the Annual Report, are an integral part of these statements.

Note A:	Certain amounts reported in prior years have been reclassified to conform to current period presentations.
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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Telephone and Data Systems, Inc. (Parent)

Statements of Cash Flows

	Year Ended December 31,
	2003 (as restated)	2002 (as restated)	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$48,217	$(994,772)	$(173,963)
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,217	6,013	6,901
Loss (Gain) on investments	—	55,862	(487)
Deferred taxes	(12,070)	(730)	127,035
Equity in net income of subsidiaries and other investments	(86,435)	887,484	131,875
Other noncash expense	12,296	1,219	(15,448)
Change in accounts receivable	43,256	(42,778)	10,525
Change in accounts payable	(29,306)	23,929	26,376
Change in accrued taxes	(10,669)	6,799	6,409
Change in other assets and liabilities	(6,290)	3,074	8,110

	(33,784)	(53,900)	127,333

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(81,604)	(212,447)
Capital expenditures	(5,246)	(7,765)	(7,449)
Proceeds from sale of investments	—	—	487
Investments in subsidiaries	294	1,529	670
Change in Notes Receivable	—	(2,179)	(8,525)
Other investments	9,489	(774)	(823)

	4,537	(90,793)	(228,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings	—	—	484,250
Repayment of long-term debt	(379,860)	(51,106)	(65,613)
Change in notes payable	—	—	(444,000)
Change in notes payable to affiliates	469,247	450,052	(26,986)
Change in notes receivable from affiliates	53,739	(225,749)	(137,310)
Common stock issued	7,783	5,871	8,624
Redemption of preferred shares	(150)	(367)	(135)
Dividends from subsidiaries	19	4,467	356,861
Dividends paid	(36,193)	(34,445)	(32,141)
Repurchase of Common Shares	(86,779)	—	(39,441)
Other Financing Activities	42	(1,592)	(3,635)

	27,848	147,131	100,474

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(1,399)	2,438	(280)

CASH AND CASH EQUIVALENTS
Beginning of period	3,106	668	948

End of period	$1,707	$3,106	$668

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

Dated May 14, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	May 14, 2004
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	May 14, 2004
/s/ SANDRA L. HELTON Sandra L. Helton	Director	May 14, 2004
/s/ JAMES BARR III James Barr III	Director	May 14, 2004
/s/ WALTER C.D. CARLSON Walter C.D. Carlson	Director	May 14, 2004
/s/ LETITIA G.C. CARLSON Letitia G.C. Carlson	Director	May 14, 2004
/s/ HERBERT S. WANDER Herbert S. Wander	Director	May 14, 2004
/s/ DONALD C. NEBERGALL Donald C. Nebergall	Director	May 14, 2004
/s/ GEORGE W. OFF George W. Off	Director	May 14, 2004
/s/ MARTIN L. SOLOMON Martin L. Solomon	Director	May 14, 2004
/s/ KEVIN A. MUNDT Kevin A. Mundt	Director	May 14, 2004
/s/ MITCHELL H. SARANOW Mitchell H. Saranow	Director	May 14, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Purchase and Sale Agreement dated May 9, 2002 between U.S. Cellular and PrimeCo Wireless Communications, LLC. is hereby incorporated by reference to Exhibit 2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
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
11	Statement regarding computation of earnings per share (included in Footnote 3 to financial statements in Exhibit 13).
12.1	Statement regarding computation of ratios for the year ended December 31, 2003.
12.2	Statement regarding computation of ratios for the nine months ended September 30, 2003.
12.3	Statement regarding computation of ratios for the six months ended June 30, 2003.
12.4	Statement regarding computation of ratios for the three months ended March 31, 2003.
13	Incorporated portions of 2003 Annual Report to Security Holders.
16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated May 23, 2002, is incorporated herein by reference to Exhibit 16.1 to the Current Form on Form 8-K, dated May 23, 2002.
21	List of Subsidiaries of TDS.*
23.1	Consent of independent public accountants.
23.2	Notice Regarding Consent of Arthur Andersen LLP.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*
Previously filed as an exhibit to the Telephone and Data Systems, Inc. Form 10-K for the year ended December 31, 2003.

  Telephone and Data Systems, Inc.

  30 North LaSalle Street
  Chicago, Illinois 60602
  312/630-1900

QuickLinks

Explanatory Note
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
  Item 9A. Controls and Procedures
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