Form 10-Q
period 2004-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-05-14
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004

Common Shares, $.01 par value Series A Common Shares, $.01 par value	50,821,490 Shares 6,429,555 Shares

TELEPHONE AND DATA SYSTEMS, INC. 1st QUARTER REPORT ON FORM 10-Q INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations -
Three Months Ended March 31, 2004 and 2003	3

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2004 and 2003	4

Consolidated Balance Sheets -
March 31, 2004 and December 31, 2003	5-6

Notes to Consolidated Financial Statements	7-21

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	22-26

Three Months Ended March 31, 2004 and 2003
U.S. Cellular Operations	27-35
TDS Telecom Operations	36-38
Recent Accounting Pronouncements	38-39
Financial Resources	39-40
Liquidity and Capital Resources	40-44
Application of Critical Accounting Policies and Estimates	45-48
Certain Relationships and Related Transactions	48
Safe Harbor Cautionary Statement	49-50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51-52

Item 4. Controls and Procedures	53

Part II. Other Information

Item 1. Legal Proceedings	54

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
of Equity Securities	54

Item 6. Exhibits and Reports on Form 8-K	55

Signatures	56

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES	$870,512	$815,278

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation,
amortization and accretion expense shown below)	311,393	286,276
Selling, general and administrative expense	330,643	320,483
Depreciation, amortization and accretion expense	155,452	151,227
(Gain) Loss on assets held for sale	(143)	21,561

	797,345	779,547

OPERATING INCOME	73,167	35,731

INVESTMENT AND OTHER INCOME (EXPENSE)
Interest and dividend income	2,896	4,328
Investment income	14,630	12,750
Loss on investments	—	(3,500)
Interest expense	(46,821)	(43,357)
Minority interest in income of subsidiary trust	—	(6,203)
Other income (expense), net	(527)	1,159

	(29,822)	(34,823)

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST	43,345	908
Income tax expense	20,105	4,585

INCOME (LOSS) BEFORE MINORITY INTEREST	23,240	(3,677)
Minority Share of Income	(3,508)	(368)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	19,732	(4,045)
Cumulative effect of accounting change, net of tax and minority interest	—	(11,789)

NET INCOME (LOSS)	19,732	(15,834)
Preferred Dividend Requirement	(50)	(104)

NET INCOME (LOSS) AVAILABLE TO COMMON	$19,682	$(15,938)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,168	58,594

BASIC EARNINGS PER SHARE (Note 8)
Income (Loss) Before Cumulative Effect of Accounting Change	$0.34	$(0.07)
Cumulative Effect of Accounting Change	—	(0.20)

Net income (loss) available to common	0.34	(0.27)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,424	58,594

DILUTED EARNINGS PER SHARE (Note 8)
Income (Loss) Before Cumulative Effect of Accounting Change	$0.34	$(0.07)
Cumulative Effect of Accounting Change	—	(0.20)

Net income (loss) available to common	0.34	(0.27)

DIVIDENDS PER SHARE	$.165	$.155

The accompanying notes to financial statements are an integral part of these statements. 3

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before cumulative effect of accounting change	$19,732	$(4,045)
Add (Deduct) adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	155,452	151,227
Deferred taxes	16,392	2,874
Investment income	(14,630)	(12,750)
Minority share of income	3,508	368
(Gain) Loss on assets held for sale	(143)	21,561
Loss on investments	—	3,500
Noncash interest expense	7,078	6,752
Other noncash expense	4,182	3,164
Changes in assets and liabilities
Change in accounts receivable	16,358	107,721
Change in materials and supplies	15,398	(21,865)
Change in accounts payable	(77,818)	(48,761)
Change in advanced billings and customer deposits	7,273	7,079
Change in accrued taxes	6,438	7,047
Change in other assets and liabilities	(48,327)	(47,958)

	110,893	175,914

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(125,626)	(161,383)
Cash received from sale of assets	96,932	—
Acquisitions, net of cash acquired	(40,367)	—
Distributions from unconsolidated entities	3,683	13,615
Investments in and advances to unconsolidated entities	(652)	(1,493)
Other investing activities	(2,710)	(2,143)

	(68,740)	(151,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in notes payable	84,915	72,000
Repayments of long-term debt	(4,936)	(4,279)
Prepayment of long-term notes	—	(40,680)
Repurchase of TDS Common shares	(8,399)	(24,587)
Treasury shares reissued	12,812	787
Dividends paid	(9,503)	(9,202)
Other financing activities	(173)	(1,571)

	74,716	(7,532)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116,869	16,978
CASH AND CASH EQUIVALENTS -
Beginning of period	937,651	1,298,936

End of period	$1,054,520	$1,315,914

The accompanying notes to financial statements are an integral part of these statements. 4

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	March 31, 2004	December 31, 2003 As Restated

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,054,520	$937,651
Accounts receivable
Due from customers, less allowance of $21,382
and $18,908, respectively	277,113	282,313
Other, principally connecting companies, less
allowance of $7,407 and $6,419, respectively	118,916	127,358
Materials and supplies, at average cost	71,838	87,270
Other current assets	78,460	70,354

	1,600,847	1,504,946

INVESTMENTS
Marketable equity securities	2,721,985	2,772,410
Wireless license costs	1,192,302	1,189,326
Wireless license rights	42,037	42,037
Goodwill	890,931	887,937
Customer lists, net of accumulated amortization of $25,258
and $22,206, respectively	34,287	24,448
Investments in unconsolidated entities	218,816	214,885
Notes receivable, less valuation allowance of $55,144
and $55,144, respectively	5,400	6,476
Other investments	17,168	15,439

	5,122,926	5,152,958

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,263,910	2,271,254
TDS Telecom	1,064,219	1,079,732

	3,328,129	3,350,986

OTHER ASSETS AND DEFERRED CHARGES	85,696	83,925

ASSETS OF OPERATIONS HELD FOR SALE	—	100,523

TOTAL ASSETS	$10,137,598	$10,193,338

The accompanying notes to financial statements are an integral part of these statements. 5

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY Unaudited

	March 31, 2004	December 31, 2003 As Restated

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$23,712	$23,712
Notes payable	85,000	—
Accounts payable	278,692	361,010
Advance billings and customer deposits	115,976	108,372
Accrued interest	29,922	31,884
Accrued taxes	52,187	44,889
Accrued compensation	39,676	69,290
Other current liabilities	50,076	57,788

	675,241	696,945

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,320,079	1,285,024
Derivative liability	613,216	712,252
Asset retirement obligations	125,597	124,501
Other	121,036	119,076

	2,179,928	2,240,853

LONG-TERM DEBT
Long-term debt, excluding current portion	1,992,396	1,994,913
Prepaid forward contracts	1,676,914	1,672,762

	3,669,310	3,667,675

LIABILITIES OF OPERATIONS HELD FOR SALE	—	2,427

MINORITY INTEREST IN SUBSIDIARIES	481,181	502,702

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued 56,321,000
and 56,282,000 shares, respectively	563	563
Series A Common Shares, par value $.01 per share; authorized
25,000,000 shares; issued and outstanding 6,430,000
and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,835,588	1,843,468
Treasury Shares, at cost, 5,499,000 and 5,688,000
shares, respectively	(475,836)	(493,714)
Accumulated other comprehensive income	325,795	296,820
Retained earnings	1,441,900	1,431,671

	3,128,074	3,078,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,137,598	$10,193,338

The accompanying notes to financial statements are an integral part of these statements. 6

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 82.1%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), and its 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), and wireless partnerships in which TDS has a majority general partnership interest or a controlling financial interest. In addition, as of January 1, 2004, the consolidated financial statements include all entities where TDS has a variable interest that will absorb a majority of the entity’s expected losses.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although TDS believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s latest annual report on Form 10-K, as amended.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

2.	Restatements and Reclassifications

Wireless License Costs and Goodwill Restatements

On April 19, 2004, TDS filed a Form 8-K with the SEC announcing that it would restate its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, TDS allocated the excess of purchase price over tangible assets and liabilities acquired to wireless license costs and goodwill. At that time, the accounting treatment for TDS’s wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, TDS has restated the allocation of $138.9 million of purchase price recorded as goodwill to wireless license costs as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of wireless license costs by a corresponding $90.7 million. Following these adjustments, TDS reperformed the impairment tests for its wireless license costs as of January 1, 2002, and recorded an impairment loss of $10.4 million ($20.9 million before an income tax benefit of $8.2 million and minority interest of $2.3 million). This impairment has been recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

In the first quarter of 2003, TDS had recorded a loss on assets held for sale related to the pending disposition of certain wireless properties. The wireless license costs upon which the impairment was recorded in the first quarter of 2002 included the wireless license costs of these properties. As a result, a portion of the originally recognized loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, loss on assets held for sale in 2003 has been reduced by $1.9 million, before income taxes of $0.8 million and minority interest of $0.2 million. In the third quarter of 2003, TDS had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense has been reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement of goodwill to investment in licenses. Consequently, income tax expense in 2003 has been reduced by $10.7 million and minority interest by $1.9 million.

In addition, as a result of the restatement discussed above, TDS also reperformed the annual impairment test for its wireless license costs for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million and minority interest of $5.4 million. This additional loss has been recorded in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, TDS separately disclosed marketing and selling expenses and general and administrative expenses in the statements of operations. In the fourth quarter of 2003, TDS combined the marketing and selling expenses and general and administrative expenses into one caption designated as selling, general and administrative expense. Previously, costs for equipment sold to retain current customers were included in selling, general and administrative expense. Prior to the fourth quarter of 2003, these costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and has reclassified the equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expense and into operating revenues and cost of services and products, respectively, for each period presented. These reclassifications have been reflected in the first quarter of 2003. These reclassifications increased first quarter 2003 operating revenues by $7.9 million, and increased cost of services and products by $23.9 million from the amounts originally reported. Selling, general and administrative expense was reduced by $16.0 million from the amounts originally reported to reflect the amounts reclassified to operating revenues and cost of services and products. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of TDS for the first quarter of 2003.

A summary of the changes to the affected captions on the March 31, 2003 statement of operations and the December 31, 2003 balance sheet (including a $49.6 million impairment taken in the second quarter of 2003) related to the above reclassifications and restatements are included below:

	Three Months Ended March 31, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Wireless License Costs and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues(2)	$807,418		$7,860	$815,278
Operating Expenses
Cost of services and products (2)	262,398		23,878	286,276
Selling, general and administrative expense (2)	336,501		(16,018)	320,483
Depreciation, amortization and accretion expense	151,227			151,227
Loss on assets held for sale (3)	23,500	$(1,939)		21,561

	773,626	(1,939)	7,860	779,547

Operating Income	33,792	1,939		35,731

Income (loss) before income taxes and minority interest	(1,031)	1,939		908

Income tax expense (3)	3,824	761		4,585

Minority share of income (3)	(157)	(211)		(368)

Income (loss) before cumulative effect of accounting change	(5,012)	967		(4,045)

Cumulative effect of accounting change	(11,789)	—		(11,789)

Net income (loss)	$(16,801)	$967	$—	$(15,834)

Weighted Average Shares Outstanding (000s)	58,594	—	—	58,594

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$(0.09)	$0.02	$—	$(0.07)
Cumulative effect of accounting change	(0.20)	—	—	(0.20)

Net income (loss)	$(0.29)	$0.02	$—	$(0.27)

Diluted Earnings (Loss) per Share
Income (loss) before cumulative effect of accounting change	$(0.09)	$0.02	$—	$(0.07)
Cumulative effect of accounting change	(0.20)	—	—	(0.20)

Net income (loss)	$(0.29)	$0.02	$—	$(0.27)

(1)	Amounts as previously reported in amendment No. 2 to the March 31, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, TDS included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of services and products, respectively.
(3)	The reductions to the loss on assets held for sale and related income tax expense and minority interest are the result of impairment losses recorded on wireless license costs in 2002.

	At December 31, 2003

(Dollars in thousands) Balance Sheet:	As Previously Reported (1)	Wireless License Costs and Goodwill Restatements	As Restated

Wireless license costs
Restatement of goodwill		$138,885
Increase in deferred tax liability		90,677
2002 impairment loss		(20,921)
2003 impairment loss		(49,595)
Adjustment to amount transferred to Assets of
operations held for sale in first quarter of 2003		(21,759)

	$1,052,039	137,287	$1,189,326

Goodwill
Restatement of goodwill		(138,885)
Adjustment to amount transferred to Assets of
operations held for sale in first quarter of 2003		23,698

	1,003,124	(115,187)	887,937

Total Assets	$10,171,238	$22,100	$10,193,338

Net deferred income tax liability
Increase from restatement of goodwill to
wireless license costs		$90,677
2002 tax benefit on impairment loss		(8,264)
2003 tax benefit on impairment loss		(19,590)
Tax effect on changes to loss on assets held for
sale in 2003		(9,952)

	$1,232,153	52,871	$1,285,024

Minority interest in subsidiaries
2002 impact		(2,256)
2003 impact		(3,232)

	508,190	(5,488)	502,702

Retained Earnings
2002 cumulative effect impact		(10,401)
2003 impact(2)		(14,882)

	1,456,954	(25,283)	1,431,671

Total Liabilities and Stockholders' Equity	$10,171,238	$22,100	$10,193,338

(1)	Amounts as previously reported in Annual Report on Form 10-K for the year ended December 31, 2003, filed March 12, 2004.
(2)	This amount represents the aggregate impact on full year 2003 Net income of the above-referenced restatements.

3.	Summary of Significant Accounting Policies

Variable Interest Entities

TDS accounts for variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). This interpretation modifies the requirements for consolidation of investments previously contained in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” Under FIN 46R, certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities and are potentially subject to consolidation by an investor other than the investor with the majority equity interest. The adoption of FIN 46R in January 2004 resulted in the inclusion of one additional wireless market in U.S. Cellular’s consolidated operations. The operations of such additional market did not have a material impact on TDS’s financial position or results of operations.

Other Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom. One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Service Cost	$591	$419
Interest on accumulated benefit obligation	665	620
Expected return on plan assets	(337)	(299)
Amortization of:
Prior service cost	(179)	(32)
Net loss (gain)	237	123

Net postretirement cost	$977	$831

TDS has contributed $6.9 million to the postretirement plan assets during 2004. A contribution of $0.4 million was made to plan assets on March 31, 2004. An additional contribution of $6.5 million was made on April 1, 2004.

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $3.1 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively.

Stock-Based Compensation

TDS accounts for stock options, stock appreciation rights (“SARs”) and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

No compensation costs have been recognized for stock options because, under TDS’s stock option plans, the option exercise price for each grant is equal to the quoted stock price at the grant date. No compensation costs have been recognized for employee stock purchase plans because the purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with SFAS No. 123, TDS’s net income available to common and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
Net Income (loss) Available to Common
As Reported	$19,682	$(15,938)
Pro Forma Expense	(2,362)	(1,808)

Pro Forma Net Income (loss) Available to Common	$17,320	$(17,746)

Basic Earnings per Share from Net Income (loss)
Available to Common
As Reported	$0.34	$(0.27)
Pro Forma Expense per Share	(0.04)	(0.03)

Pro Forma Basic Earnings per Share	$0.30	$(0.30)

Diluted Earnings per Share from Net Income (loss)
Available to Common
As Reported	$0.34	$(0.27)
Pro Forma Expense per Share	(0.04)	(0.03)

Pro Forma Diluted Earnings per Share	$0.30	$(0.30)

Recent Accounting Pronouncements

Mandatorily Redeemable Noncontrolling Interests

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2100.

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $84.2 million at March 31, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2004 is $24.8 million, and is included in the balance sheet caption Minority Interest in Subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $59.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of mandatorily redeemable minority interests at their settlement value at a later date.

Health Care Benefits

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible participants starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Pursuant to guidance from the FASB under FSP FAS 106-1, TDS has chosen to defer recognition of the potential effects of the Act. Therefore, the retiree health obligations and costs reported in these financial statements do not yet reflect any potential impact of the Act. Specific authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require the company to change previously reported information.

In the months ahead, TDS intends to review its retiree health care strategy in light of the Act. As part of that review, TDS may consider amending its retiree health program to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, TDS anticipates that its retiree health obligations and costs could be reduced if such amendments are adopted.

Earnings per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force in this Issue were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. TDS is currently assessing the provisions of EITF 03-6 and the impact on the calculation of earnings per share.

4.	Income Taxes

Net income (loss) available to common shareholders includes Loss on investments and (Gain) Loss on assets held for sale for the three months ended March 31, 2004 and 2003. The following table summarizes the effective income tax expense (benefit) rates in each of the periods.

	Three Months Ended March 31,

	2004	2003 As Restated

Effective Tax Rate from:
Operations excluding Loss on investments and
(Gain) Loss on assets held for sale	40.8%	42.2%
Loss on investments and (Gain) Loss on assets held for sale(1)	N/M	(25.4%)
Income (Loss) before cumulative effect of accounting change	46.4%	N/M
(1)	The effective tax rate in the first quarter of 2004 related to the provision for Losses on investments and assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”) in February 2004, it was necessary for U.S. Cellular to record a tax provision of $2.5 million at the time of this sale. However, book pretax income in the first quarter of 2004 reflected a $143,000 gain on assets held for sale.

5.	(Gain) Loss on Assets Held for Sale

TDS recorded an estimated loss on assets held for sale of $22.0 million in the fourth quarter of 2003 related to the sale of U.S. Cellular’s wireless properties in southern Texas to AT&T Wireless. In the first quarter of 2004, U.S. Cellular reduced the loss by $143,000. The loss represents the difference between the book value of the markets sold to AT&T Wireless and the cash received in the transaction when it was completed in February 2004.

TDS reported a Loss on assets held for sale of $21.6 million in the first quarter of 2003 representing the difference between the carrying value of the Georgia and Florida wireless markets U.S. Cellular transferred to AT&T Wireless and the fair value of the assets received in the exchange transaction. The fair value of the assets to be received was determined using an independent valuation. This exchange transaction was completed on August 1, 2003.

See Note 17 – Acquisitions, Divestitures and Exchanges for further information on both of the transactions with AT&T Wireless.

6.	Loss on Investments

TDS reported a Loss on investments of $3.5 million in the first quarter of 2003. The loss was recorded to reflect an impairment in the carrying value of a license in a non-operating market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed.

7.	Cumulative Effect of Accounting Changes

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

Basic earnings per share is computed by dividing net income available to common by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the potential conversion of preferred stock to common shares. The diluted loss per share calculation for the quarters ended March 31, 2004 and 2003 exclude the effect of the potentially dilutive securities because their inclusion would be anti-dilutive in each period.

The amounts used in computing earnings per share from operations and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows.

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Basic Earnings per Share:
Income (Loss) from Operations Before Cumulative Effect of
Accounting Change	$19,732	$(4,045)
Less: Preferred Dividend requirement	(50)	(104)

Income (Loss) from Operations Available to Common	19,682	(4,149)
Cumulative Effect of Accounting Change	—	(11,789)

Net Income (Loss) Available to Common used in Basic Earnings per Share	$19,682	$(15,938)

Diluted Earnings per Share:
Income (Loss) from Operations Available to Common used in
Basic Earnings per Share	$19,682	$(4,149)
Minority Income Adjustment (1)	(48)	—

Income (Loss) from Operations Available to Common	19,634	(4,149)
Cumulative Effect of Accounting Change	—	(11,789)

Net Income (Loss) Available to Common used in Diluted Earnings per Share	$19,634	$(15,938)

(1)	The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

	Three Months Ended March 31,

	2004	2003

	(Shares in thousands)
Weighted Average Number of Common Shares used in Basic
Earnings per Share	57,168	58,594
Effect of Dilutive Securities
Stock Options (1)(2)	256	—

Weighted Average Number of Common Shares used in Diluted
Earnings per Share	57,424	58,594

(1)	Stock options convertible into 709,031 and 1,801,802 Common Shares in 2004 and 2003 were not included in computing Diluted Earnings per Share because their effects were antidilutive.
(2)	Preferred shares convertible into 74,238 and 226,824 Common Shares in 2004 and 2003 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

	Three Months Ended March 31,

	2004	2003 As Restated

Basic Earnings per Share
Income (Loss) Before Cumulative Effect of Accounting Change	$0.34	$(0.07)
Cumulative Effect of Accounting Change	—	(0.20)

	$0.34	$(0.27)

Diluted Earnings per Share
Income (Loss) Before Cumulative Effect of Accounting Change	$0.34	$(0.07)
Cumulative Effect of Accounting Change	—	(0.20)

	$0.34	$(0.27)

9.	Marketable Equity Securities

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganization of other assets. The investment in Deutsche Telekom resulted from TDS’s sale of its over 80%-owned personal communication services operating subsidiary, Aerial Communications, to VoiceStream Wireless for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investment to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange of these interests. The investment in VeriSign is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunication entity in which several TDS subsidiaries held interests.

The market values of the marketable equity securities may fall below the accounting cost basis of such securities. If management determines the decline in value of the marketable equity securities to be “other than temporary”, the unrealized loss included in other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

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

Information regarding TDS’s marketable equity securities is summarized as follows:

	March 31, 2004	December 31, 2003

	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,366,313	$2,403,123
Vodafone Group Plc - 12,945,915 American Depositary Receipts	309,407	324,166
VeriSign, Inc. - 2,361,333 Common Shares	39,175	38,490
Rural Cellular Corporation - 719,396 equivalent Common Shares	6,863	5,719
Other	227	912

Aggregate fair value	2,721,985	2,772,410
Accounting cost basis	1,543,936	1,543,932

Gross unrealized holding gains	1,178,049	1,228,478
Income tax (expense)	(459,964)	(479,683)

Unrealized holding gains, net of tax	718,085	748,795
Derivative instruments, net of tax	(387,570)	(447,319)
Equity method unrealized gains	126	126
Minority share of unrealized holding gains	(4,846)	(4,782)

Accumulated other comprehensive income	$325,795	$296,820

10.	Goodwill

TDS has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. The changes in goodwill for the three months ended March 31, 2004 and 2003, were as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC” in the table.

		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	Other(1)	Total

Beginning Balance December 31, 2003	$430,256	$397,341	$29,440	$30,900	$887,937
Acquisitions	3,649	—	—	—	3,649
Other	(655)	—	—	—	(655)

Ending Balance March 31, 2004	$433,250	$397,341	$29,440	$30,900	$890,931

As Restated
Beginning Balance December 31, 2002	$504,744	$397,482	$29,440	$35,900	$967,566
Allocation to Assets of Operations
Held for Sale	(69,961)	—	—	—	(69,961)
Other	(3,268)	(928)	—	—	(4,196)

Ending Balance March 31, 2003	$431,515	$396,554	$29,440	$35,900	$893,409

(1) Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary.

11.	Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

Significant investments in TDS’s unconsolidated entities include the following:

	March 31, 2004	March 31, 2003

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership	8.0%	8.0%
Midwest Wireless Communications, LLC	15.7%	15.7%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Results of Operations
Revenues	$649,000	$573,000
Operating expenses	477,000	441,000

Operating income	172,000	132,000
Other income (expense), net	4,000	2,000

Net Income	$176,000	$134,000

12.	Customer Lists

The customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the first quarter of 2004 added $12.9 million to the gross balance at March 31, 2004. Amortization expense was $3.1 million in the first quarter of 2004 and was $4.5 million in the first quarter of 2003. Amortization expense for the remainder of 2004 and for the years 2005-2008 is expected to be $9.4 million, $8.3 million, $5.4 million, $3.6 million and $2.4 million, respectively.

13.	Property, Plant and Equipment

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of Time Division Multiple Access (“TDMA”) radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will need to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to Code Division Multiple Access (“CDMA”) 1XRTT by that time. The useful lives for certain switch software was reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use. These changes increased depreciation by $7.4 million in the first quarter of 2004 and is estimated to increase depreciation by $14.9 million for the full year 2004. The change in useful lives reduced net income by $3.7 million, or $0.06 per share in the three months ended March 31, 2004.

14.	Revolving Credit Facilities and Forward Contracts

TDS has a $600 million revolving credit facility for general corporate purposes. At March 31, 2004, this credit facility had $596.1 million available for use, net of $3.9 million of outstanding letters of credit. This credit facility expires in January 2007. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. The contractual spread was 30 basis points as of March 31, 2004 (for a rate of 1.39% based on the one month LIBOR rate at March 31, 2004).

TDS also has $75 million of additional bank lines of credit for general corporate purposes, all of which was unused at March 31, 2004. These line of credit agreements expire in less than one year and provide for borrowings at negotiated rates up to the prime rate (4.0% at March 31, 2004).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2004, this credit facility had $614.8 million available for use, net of borrowings of $85.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of March 31, 2004 (for a rate of 1.64% based on the one month LIBOR rate at March 31, 2004).

Subsidiaries of TDS and U.S. Cellular have entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that they hold. The forward contracts mature in May 2007 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or cash.

On April 19, 2004, TDS filed a Form 8-K with the SEC announcing that it expected to restate financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under the revolving credit agreements and certain of the forward contracts. TDS and U.S. Cellular had not failed to make any scheduled payments under such revolving credit agreements or forward contracts. TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit agreement and from the counterparty to certain of the forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

15.	Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability and related asset retirement obligation accretion expense. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at March 31, 2004 was $64.5 million and $64.3 million, respectively.

TDS Telecom’s incumbent local telephone carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up the asset retirement obligation amounts shown on the balance sheet. The regulatory liability included in asset retirement obligation at December 31, 2003 and at March 31, 2004 was $28.2 million and $29.1 million, respectively. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at March 31, 2004 was $31.8 million and $32.2 million, respectively.

TDS Telecom’s competitive local telephone companies adopted SFAS No. 143 effective January 1, 2003. TDS Telecom has determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS 143.

The table below summarizes the changes in asset retirement obligations during the first quarter of 2004.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)
Beginning Balance - December 31, 2003	$64,501	$60,000	$124,501
Additional liabilities accrued	200	1,500	1,700
Accretion expense	1,231	—	1,231
Costs of removal incurred in 2004	—	(200)	(200)
Disposition of assets (1)	(1,635)	—	(1,635)

Ending Balance - March 31, 2004	$64,297	$61,300	$125,597

(1)	This change in the asset retirement obligation relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

16.	Common Share Repurchase Program

The Board of Directors of TDS from time to time has authorized the repurchase of TDS Common Shares. In 2003, the Board of Directors authorized the repurchase of up to 3.0 million Common Shares through February 2006. TDS may use repurchased shares to fund acquisitions and for other corporate purposes.

In the three months ended March 31, 2004, TDS repurchased 40,300 Common Shares under this authorization for an aggregate of $2.8 million, representing an average per share price of $69.82 including commissions. As of March 31, 2004, shares remaining available for repurchase under this authorization total 998,800.

In the three months ended March 31, 2003, TDS repurchased 750,300 Common Shares under this authorization for an aggregate of $29.4 million, representing an average per share price of $39.15, including commissions. TDS paid cash of $24.6 million and $4.8 million for these Common Shares in the first and second quarters of 2003, respectively, related to repurchases made during the first quarter of 2003.

17.	Acquisitions, Divestitures and Exchanges

2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.9 million (including a $22.0 million estimate of the Loss on assets held for sale in the fourth quarter of 2003 and a $143,000 reduction of the loss in the first quarter of 2004) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

Prior to the close of the AT&T Wireless sale, TDS reflected the assets and liabilities to be transferred to AT&T Wireless as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

In addition, in the first quarter of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased wireless license costs, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

2003 Activity

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. Pursuant to the exchange, U.S. Cellular has received or will receive the following: a) wireless licenses in 13 states contiguous to and that overlap existing U.S. Cellular properties in the Midwest and the Northeast; b) approximately $34.0 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest.

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless. In return, U.S. Cellular received rights to acquire controlling interests in 36 personal communication service licenses and the above-referenced cash and minority interests. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as Wireless license rights on the balance sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. An estimated loss of $21.6 million was recorded in the first quarter of 2003 as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

18.	Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$296,820	$191,704

Marketable Equity Securities

Add (Deduct):
Unrealized (losses) on Marketable equity securities	(50,429)	(237,439)
Income tax benefit	19,719	92,571

	(30,710)	(144,868)
Minority share of unrealized (gains) losses	1,255	(114)

Net unrealized (losses)	(29,455)	(144,982)

Deduct (Add):
Recognized (losses) on Marketable equity securities	—	(388)
Income tax benefit	—	157

	—	(231)
Minority share of recognized losses	—	22

Net recognized (losses) from Marketable equity
securities included in Net Income	—	(209)

	(29,455)	(144,773)

Derivative Instruments

Unrealized gains on derivative instruments	98,045	239,677
Income tax (expense)	(38,295)	(93,528)

	59,750	146,149
Minority share of unrealized gains on derivative
instruments	(1,320)	(315)

	58,430	145,834

Net change in unrealized gains (losses) included in
Comprehensive Income (Loss)	28,975	1,061

Balance, end of period	$325,795	$192,765

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Accumulated Unrealized Gain (Loss) on Derivative Instruments
Balance, beginning of period	$(441,300)	$(49,584)
Add (Deduct):
Unrealized gains on derivative instruments	98,045	239,677
Income tax (expense)	(38,295)	(93,528)
Minority share of unrealized gains on derivative	(1,320)	(315)

Balance, end of period	$(382,870)	$96,250

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$19,732	$(15,834)
Net change in unrealized gains (losses) on
securities and derivative instruments	28,975	1,061

	$48,707	$(14,773)

19.	Supplemental Cash Flow Information

Cash and cash equivalents include cash and those short-term, highly liquid investments with original maturities of three months or less. The following table summarizes interest and income taxes paid.

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Interest Paid	$41,343	$46,161

Income Taxes Paid (Refunded)	$8,668	$(38,193)

Noncash interest expense	$7,439	$7,088

20.	Business Segment Information

Financial data for TDS’s business segments for each of the three-month periods ended or at March 31, 2004 and 2003 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at March 31, 2004		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$657,650	$159,119	$54,736	$(993)	$870,512
Cost of services and products	257,411	34,517	20,047	(582)	311,393
Selling, general and administrative
expense	258,206	43,411	29,437	(411)	330,643

Operating income before depreciation,
amortization, accretion and loss on
assets held for sale(2)	142,033	81,191	5,252	—	228,476
Depreciation, amortization and
accretion expense	113,894	32,547	9,011	—	155,452
(Gain) Loss on assets held for sale	(143)	—	—	—	(143)

Operating income (loss)	28,282	48,644	(3,759)	—	73,167
Significant noncash items:
Investment income	14,287	175	—	168	14,630
Marketable equity securities	248,403	68,095	—	2,405,487	2,721,985
Investment in unconsolidated
entities	174,297	19,780	—	24,739	218,816
Total assets	4,848,927	1,815,029	233,817	3,239,825	10,137,598
Capital expenditures	$100,535	$17,616	$6,456	$1,019	$125,626

Three Months Ended or at March 31, 2003 As Restated		TDS Telecom
(Dollars in Thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$603,774	$159,597	$52,439	$(532)	$815,278
Cost of services and products	226,608	38,145	21,783	(260)	286,276
Selling, general and administrative
expense	250,352	42,417	27,986	(272)	320,483

Operating income before depreciation,
amortization, accretion and
loss on assets held for sale(2)	126,814	79,035	2,670	—	208,519
Depreciation, amortization and
accretion expense	109,577	33,619	8,031	—	151,227
Loss on assets held for sale	21,561	—	—	—	21,561

Operating income (loss)	(4,324)	45,416	(5,361)	—	35,731
Significant noncash items:
Investment income	12,378	169	—	203	12,750
Loss on investments	(3,500)	—	—	—	(3,500)
Marketable equity securities	187,004	51,149	—	1,469,349	1,707,502
Investment in unconsolidated
entities	161,708	19,135	—	25,781	206,624
Total assets	4,798,011	1,885,379	237,967	2,720,733	9,642,090
Capital expenditures	$140,926	$15,412	$3,705	$1,340	$161,383

(1)	Consists of the TDS Corporate operations, TDS Telecom intercompany eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

(2)	Operating income before depreciation, amortization and accretion and Operating income before depreciation, amortization and accretion and loss on assets held for sale are measures of profit and loss used by the chief operating decision maker to review the operating performance of each reportable business segment and is reported above in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Total operating income from reportable segments	$73,167	$35,731
Investment and other income and expense	(29,822)	(34,823)

Income before income taxes and minority interest	$43,345	$908

21.	Commitments and Contingencies

Indemnifications

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements.

Legal Proceedings

TDS is involved in legal proceedings before the FCC and various state and federal courts from time to time. Management does not believe that any of such proceedings will have a materially adverse impact on the financial position, results of operations or cash flows of TDS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.6 million wireless telephone and wireline telephone customers. TDS conducts substantially all of its wireless telephone operations through its 82.1%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements and footnotes included herein, and with TDS’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

RESTATEMENTS AND RECLASSIFICATIONS

Wireless License Costs and Goodwill Restatements

On April 19, 2004, TDS filed a Form 8-K with the Securities and Exchange Commission (“SEC”) announcing that it would restate its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, TDS allocated the excess of purchase price over tangible assets and liabilities acquired to wireless license costs and goodwill. At this time, the accounting treatment for the TDS’s wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, TDS has restated the allocation of $138.9 million of purchase price recorded as goodwill to wireless license costs as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of wireless license costs by a corresponding $90.7 million. Following these adjustments, TDS reperformed the impairment tests for its wireless license costs as of January 1, 2002, and recorded an impairment loss of $10.4 million ($20.9 million before an income tax benefit of $8.2 million and minority interest of $2.3 million). This impairment has been recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

In the first quarter of 2003, TDS had recorded a loss on assets held for sale related to the pending disposition of certain wireless properties. The wireless license costs upon which the impairment was recorded in the first quarter of 2002 included the wireless license costs of these properties. As a result, a portion of the originally recognized loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, loss on assets held for sale in 2003 has been reduced by $1.9 million, before income taxes of $0.8 million and minority interest of $0.2 million. In the third quarter of 2003, TDS had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense has been reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement of goodwill to investment in licenses. Consequently, income tax expense in 2003 has been reduced by $10.7 million and minority interest by $1.9 million.

In addition, as a result of the restatement discussed above, TDS also reperformed the annual impairment test for its wireless license costs for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million and minority interest of $5.4 million. This additional loss has been recorded in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, TDS separately disclosed marketing and selling expenses and general and administrative expenses in the statements of operations. In the fourth quarter of 2003, TDS combined the marketing and selling expenses and general and administrative expenses into one caption designated as selling, general and administrative expense. Previously, costs for equipment sold to retain current customers were included in selling, general and administrative expense. Prior to the fourth quarter of 2003, these costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and has reclassified the equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expense and into operating revenues and cost of services and products, respectively, for each period presented. These reclassifications have been reflected in the first quarter of 2003. These reclassifications increased first quarter 2003 operating revenues by $7.9 million, and increased cost of services and products by $23.9 million from the amounts originally reported. Selling, general and administrative expense was reduced by $16.0 million from the amounts originally reported to reflect the amounts reclassified to operating revenues and cost of services and products. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of TDS for the first quarter of 2003.

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read this entire management discussion and analysis and not rely solely on the overview.

Results of Operations

U.S. Cellular — U.S. Cellular positions itself as a regional operator, focusing its efforts on providing wireless service to customers in the geographic areas where it has licenses to provide such service. U.S. Cellular differentiates itself from its competitors through a customer satisfaction strategy, reflecting broad product distribution, a customer service focus and a high-quality wireless network.

U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies. In addition to the recent transactions disclosed in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, on February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless Services, Inc. for $96.9 million in cash, including a working capital adjustment.

U.S. Cellular’s operating income in the first quarter of 2004 increased $32.6 million to $28.3 million from an operating loss of $4.3 million in 2003. The operating income (loss) margins (as a percent of service revenues) were 4.6% in 2004 and (0.8)% in 2003. U.S. Cellular’s operating income (loss) and operating income (loss) margins were significantly affected by the loss on assets held for sale in 2003. TDS expects continued pressure on U.S. Cellular operating income and margins in the next few years related to the following factors:

costs of customer acquisition and retention; competition; increased customer use of its services; launching service in new areas; and continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated by the following factors:
reduced outbound roaming costs per minute; and expansion of revenues from data-related services.

See “U.S. Cellular Operations.”

TDS Telecom — TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service, and Internet access, to rural and suburban communities. TDS Telecom’s business plan is designed to leverage TDS Telecom’s strength as an incumbent local exchange carrier into a full-service telecommunications company that includes competitive local exchange carrier operations. TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. TDS Telecom’s strategy includes gaining additional market share and deepening penetration of vertical services within established markets. The strategy places primary emphasis on small and medium-sized commercial customers and residential customers.

Both incumbent local exchange carriers and competitive local exchange carriers are faced with significant challenges, including the industry decline in long distance minutes of use and use of second lines by customers, growing competition from wireless and other wireline providers, changes in regulation and new technologies such as Voice over Internet Protocol. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

TDS Telecom’s operating income increased $4.8 million to $44.9 million from $40.1 million in 2003. The operating income margins were 21.1% in 2004 and 18.9% in 2003. Despite the challenges faced in the industry, TDS Telecom was able to increase customers in the first quarter of 2004 primarily through the increase in penetration of existing markets by its competitive local exchange operations. While the incumbent local exchange carrier operations decreased revenues slightly (less than one percent) in 2004, the competitive local exchange operations increased revenues by 4%. TDS Telecom continues to look for ways to control costs while increasing the penetration of its competitive local exchange markets.

See “TDS Telecom Operations.”

Financing Initiatives — TDS and its subsidiaries had Cash and cash equivalents totaling $1,054.5 million, $1,210.9 million of revolving credit facilities available for use and an additional $75 million of bank lines of credit as of March 31, 2004. TDS and its subsidiaries are also generating substantial internal funds from operations. Cash flow from continuing operating activities totaled $110.9 million in the first quarter of 2004. In addition, TDS currently has access to public and private capital markets to help meet its long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets. Management believes that cash on hand, expected future cash flows from operations and existing sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures. TDS is committed to maintaining a strong balance sheet and its investment grade rating. TDS did not enter into any financing transactions in the first quarter of 2004.

See “Financial Resources”and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Operating Revenues increased $55.2 million, or 7%, to $870.5 million during the first three months of 2004 from $815.3 million during the first three months of 2003 primarily as a result of a 7% increase in customers served. U.S. Cellular’s operating revenues increased $53.9 million, or 9%, to $657.7 million in 2004 from $603.8 million in 2003 as customers served increased by 307,000, or 7%, since March 31, 2003, to 4,547,000. TDS Telecom operating revenues increased $1.4 million, or less than 1%, to $212.9 million in 2004 from $211.5 million in 2003 as equivalent access lines increased by 83,500, or 8%, since March 31, 2003 to 1,101,200. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines.

Operating Expenses increased $17.8 million, or 2%, to $797.3 million in 2004 from $779.5 million in 2003 reflecting growth in operations. U.S. Cellular’s operating expenses increased $21.3 million, or 3%, to $629.4 million in 2004 from $608.1 million in 2003 primarily reflecting costs associated with providing service to an expanding customer base. In 2004, U.S. Cellular’s operating expenses included a $143,000 reduction of the loss on assets held for sale previously recorded on the sale of wireless properties in southern Texas to AT&T Wireless in February 2004. In comparison, in 2003, operating expenses included a $21.6 million loss on assets of operations held-for-sale related to the exchange of wireless properties in Georgia and Florida with AT&T Wireless in August 2003. TDS Telecom’s expenses decreased $3.4 million, or 2%, to $168.0 million in 2004 from $171.4 million in 2003 primarily reflecting cost control measures and certain changes in estimates for long distance costs.

Operating Income increased $37.5 million to $73.2 million in 2004 from $35.7 million in 2003. Operating margin increased to 8.4% in 2004 from 4.4% in 2003 on a consolidated basis. U.S. Cellular’s operating income (loss) increased $32.6 million to $28.3 million from an operating loss of $4.3 million in 2003 and its operating income (loss) margin, as a percentage of service revenues, increased to 4.6% in 2004 from (0.8)% in 2003. TDS Telecom’s operating income increased $4.8 million, or 12%, to $44.9 million in 2004 from $40.1 million in 2003 and its operating margin rose to 21.1% in 2004 from 18.9% in 2003.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, loss on investments and interest expense. Investment and other income (expense) totaled $(29.8) million in 2004 and $(34.8) million in 2003.

Interest and Dividend Income decreased $1.4 million, or 33%, to $2.9 million in 2004 from $4.3 million in 2003 primarily due to lower average interest rates and lower average cash balances in 2004 than 2003. TDS reported cash and cash equivalents of $1,054.5 million at March 31, 2004 compared to $1,315.9 million at March 31, 2003.

Investment Income increased $1.8 million, or 14%, to $14.6 million in the first three months of 2004 from $12.8 million in 2003. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting. The aggregate net income of these entities increased significantly in 2004, resulting in a corresponding increase in investment income.

Loss on investments totaled $3.5 million in 2003. A $3.5 million license impairment loss was recorded related to the investment in a non-operating market in Florida that remained with U.S. Cellular after the AT&T Wireless exchange was completed in August 2003.

Interest Expense increased $3.4 million, or 8%, to $46.8 million in 2004 from $43.4 million in 2003. The increase was primarily due to amounts related to the issuance of 30-year 6.7% Senior Notes ($7.5 million) by U.S. Cellular in December 2003 offset by a reduction of interest on Medium-term notes ($1.5 million) and short-term debt ($1.5 million).

Minority Interest in Income of Subsidiary Trust decreased $6.2 million in 2004. In September 2003, TDS redeemed all $300 million of Company-Obligated Mandatorily Redeemable Preferred Securities at par plus accrued and unpaid distributions. There was no gain or loss on this transaction.

Income Tax Expense increased $15.5 million to $20.1 million in 2004 from $4.6 million in 2003 primarily due to higher pretax income and the tax effects on the loss on assets held for sale in 2003. Losses totaled $25.1 million ($15.4 million, net of tax of $6.4 million and minority interest of $3.3 million) in 2003. The effective tax rate was 46.4% in 2004 and was not meaningful in 2003 due to the effect of loss on assets held for sale. Excluding the tax on the assets held for sale, the effective tax rate was 40.8% in 2004 and 42.2% in 2003. For a discussion of TDS’s effective tax rates in 2004 and 2003, see Note 4 – Income Taxes.

Minority Share of (Income) Loss includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $3.5 million due to U.S. Cellular’s Loss on investments.

	Three Months Ended March 31,

	2004	2003 As Restated	Change

	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$(1,650)	$2,404	$(4,054)
Minority Shareholders' or Partners'	(1,861)	(2,775)	914

	(3,511)	(371)	(3,140)
Other	3	3	—

	$(3,508)	$(368)	$(3,140)

Income (Loss) Before Cumulative Effect of Accounting Change totaled $19.7 million, or $0.34 per diluted share, in 2004 compared to $(4.0) million, or $(0.07) per diluted share, in 2003.

Cumulative Effect of Accounting Change. Effective January 1, 2003, TDS adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement. The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million, net of tax and minority interest, or $0.20 per basic and diluted share.

Net Income (Loss) Available to Common totaled $19.7 million, or $0.34 per diluted share, in 2004 and $(15.9) million, or $(0.27) per diluted share, in 2003.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.1%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Growth in the customer base and the acquisition of the Chicago market are the primary reasons for the growth in U.S. Cellular’s revenues and expenses. The number of customers served increased by 307,000 or 7%, since March 31, 2003, to 4,547,000 due to customer additions from its marketing channels.

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Operating Revenues
Retail service	$540,228	$472,308
Inbound roaming	42,499	54,606
Long-distance and other service revenues	36,655	37,687

Service Revenues	619,382	564,601
Equipment sales	38,268	39,173

	657,650	603,774

Operating Expenses
System operations (exclusive of depreciation
included below)	137,523	137,965
Cost of equipment sold	119,888	88,643
Selling, general and administrative	258,206	250,352
Depreciation	101,440	94,900
Amortization and accretion	12,454	14,677
(Gain) Loss on assets held for sale	(143)	21,561

	629,368	608,098

Operating Income (Loss)	$28,282	$(4,324)

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless. In return, U.S. Cellular received rights to acquire controlling interests in 36 personal communication service licenses and the above-referenced cash and minority interests. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as Wireless license rights on the balance sheet.

An estimated loss of $21.6 million was recorded in the first quarter of 2003 as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction. The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations for the first quarter of 2003.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.9 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and a $143,000 reduction of the loss in the first quarter of 2004) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

Prior to the close of the AT&T Wireless sale, TDS reflected the assets and liabilities to be transferred to AT&T Wireless as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

Operating revenues increased $53.9 million or 9% to $657.7 million in 2004 from $603.8 million in 2003.

Service revenues increased $54.8 million, or 10%, to $619.4 million in 2004 from $564.6 million in 2003. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $46.16 in the first quarter of 2004, a 2% increase from an average of $45.05 in the first quarter of 2003. The numerator of this calculation of average monthly revenues per customer for the three months ended March 2004 and 2003 consists of the revenue for the respective three month period divided by three. The denominator consists of the average number of customers. Average customers totaled 4,473,000 for the three months ended March 31, 2004 and 4,178,000 for the three months ended March 31, 2003.

Retail service revenues increased $67.9 million, or 14%, to $540.2 million in 2004 from $472.3 million in 2003. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 7% to 4,547,000 at March 31, 2004, from 4,240,000 at March 31, 2003, primarily due to customer additions from its marketing channels, and average monthly retail service revenue per customer increased 7% to $40.26 in 2004 from $37.68 in 2003

Management anticipates that growth in the customer base in U.S. Cellular’s wireless markets will be slower in the future, primarily as a result of the increased competition in its markets and continued penetration of the consumer market. However, as U.S. Cellular expands its operations in Chicago and into its other recently acquired markets in future years, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 491 in 2004 and 377 in 2003. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of this increase was partially offset by a decrease in average revenue per minute of use in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $12.1 million, or 22%, to $42.5 million in 2004 from $54.6 million in 2003. The decrease in revenue related to the transfer of Florida and Georgia markets to AT&T Wireless in August 2003 and the sale of southern Texas markets to AT&T Wireless in February 2004; these markets had historically provided substantial amounts of inbound roaming revenue. Also contributing to the decrease in 2004 was the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes used. In 2004, the increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry, partially offset by the loss of minutes of use from the markets transferred and sold to AT&T Wireless. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

Management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market;
  the divestiture of U.S. Cellular’s markets in Florida and Georgia in August 2003 and in southern Texas in February 2004, which have historically provided substantial inbound roaming minutes of use;
  U.S. Cellular’s roaming partners may switch their business from U.S. Cellular to other operators or to their own systems; and
  as certain wireless operators convert their networks to Global System for Mobile Communication (“GSM”) digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access (“TDMA”) service, those operators may switch their business to other operators who offer GSM service.

Management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue decreased $1.0 million, or 3%, to $36.7 million in 2004 from $37.7 million in 2003, primarily related to a decrease in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using its systems to make long-distance calls. This decrease is caused by the loss of roaming minutes of use in 2004 from the markets transferred and sold to AT&T Wireless; a substantial portion of such minutes generated associated long-distance revenue. In U.S. Cellular’s other markets, the volume of long-distance calls increased from 2003 to 2004 partially offsetting the decrease in long-distance and other revenue. The effect of the increase in long-distance call volume in other markets was partially mitigated by price reductions primarily related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge.

Equipment sales revenues decreased $905,000, or 2%, to $38.3 million in 2004 from $39.2 million in 2003. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new signups or current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

Equipment sales revenue from handset sales to agents is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or retain current customers.

Handset sales to agents included in equipment sales revenues, net of all rebates, decreased by $1.1 million, or 6%, in 2004. Equipment sales to customers through U.S. Cellular’s non-agent channels increased $148,000, or less than 1%, to $21.6 million in 2004 from $21.5 million in 2003. Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), the primary driver of equipment sales revenues, increased 6% in 2004. Gross customer activations from agent channels increased 18% in 2004 while those from non-agent channels decreased 4%.

The decrease in gross customer activations from non-agent channels was driven by a change in the mix of activations coming from U.S. Cellular’s agent and non-agent channels, as the agent channel produced a higher percentage of activations in 2004 than in 2003. The decrease in equipment sales revenues from U.S. Cellular’s non-agent channels was primarily attributable to lower revenue per handset, reflecting the reduction in sales prices to end users as a result of increased competition. Also, U.S. Cellular continued to focus on retaining customers by offering existing customers handset pricing similar to that offered to new customers, particularly as these customers near the expiration date of their service contracts.

Operating expenses increased $21.3 million, or 3%, to $629.4 million in 2004 from $608.1 million in 2003.

System operations expenses (excluding depreciation) decreased $442,000, or less than 1%, to $137.5 million in 2004 from $138.0 million in 2003. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges and outbound roaming expenses. The decrease in system operations expenses in 2004 was due to the following factors:

the divestitures of markets to AT&T Wireless in August 2003 and February 2004; and an ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates.

The effects of the above factors were partially offset by the following factors:

  a 3% increase in the number in the number of cell sites within U.S. Cellular’s systems, to 4,122 in 2004 from 3,987 in 2003, as it continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
  increases in minutes of use on U.S. Cellular’s systems and by its customers using other systems when roaming.

As a result of the above factors, the components of system operations expenses were affected as follows:

expenses incurred when U.S. Cellular’s customers used other systems when roaming decreased $9.1 million, or 15%; the cost of minutes used on U.S. Cellular’s systems increased $6.9 million, or 18%; and

29

maintenance, utility and cell site expenses increased $1.7 million, or 4%.

In 2004, roaming charges paid by U.S. Cellular to third parties when its customers roamed in the Chicago market declined compared to 2003. Continued integration of the Chicago market into U.S. Cellular’s operations in 2004 resulted in increased use of U.S. Cellular’s system by U.S. Cellular’s customers and a corresponding decrease in roaming by its customers on other systems in the Midwest.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets, and begins development activities in new markets; and
  increases in minutes of use, both on U.S. Cellular's systems and by U.S. Cellular's customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the Chicago area has historically been U.S. Cellular’s customers’ most popular roaming destination, management anticipates that the continued integration of the Chicago market and other recently launched markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’ networks. Additionally, U.S. Cellular’s acquisition and subsequent buildout of licensed areas received in the AT&T Wireless exchange transaction may shift more minutes of use to U.S. Cellular’s systems, as many of these licensed areas are major roaming destinations for U.S. Cellular’s current customers.

Cost of equipment sold increased $31.3 million, or 35%, to $119.9 million in 2004 from $88.6 million in 2003. The increase was due to the $16.4 million, or 30%, increase in cost of equipment sold from non-agent channels and the $14.9 million, or 45%, increase in handset costs related to the sale of handsets to agents. The increase in cost of equipment sold from non-agent channels primarily reflects the increase in handsets sold to customers for retention purposes partially offset by a 4% decrease in gross customer activations from non-agent channels in 2004. The increase in cost of equipment sold to agents primarily reflects the 18% increase in new customer activations through the agent channel as well as handsets sold by agents to customers for retention purposes.

Retention costs have increased in non-agent and agent channels as U.S. Cellular continued to focus on retaining customers by offering existing customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached. In addition, the overall cost per handset increased in the first quarter of 2004 as more customers purchased higher priced data-enabled handsets.

Selling, general and administrative expenses increased $7.8 million, or 3%, to $258.2 million in 2004 from $250.4 million in 2003. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in the first three months of 2004 is primarily due to the following factors:

  a $12.0 million increase in expenses related to payments into the federal universal service fund, based on an increase in rates due to changes in the FCC regulations as of April 2003, substantially all of which is offset by increases in long-distance and other revenue for amounts passed through to customers; and
  a $3.9 million increase in advertising costs, primarily related to the marketing of the U.S. Cellular brand in the Chicago market and the marketing of U.S. Cellular’s data-related wireless services.

The increase was also attributable to the rise in salaries and other employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base.

These increases were partially offset by a $9.4 million decrease in billing-related expenses, primarily due to the expenses incurred in 2003 related to the maintenance of the Chicago market’s billing system and the transition to the system used in U.S. Cellular’s other operations in July 2003.

Sales and marketing cost per gross customer activation increased 4% to $371 in 2004 from $358 in 2003, primarily due to increased handset subsidies. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Three Months Ended March 31,

	2004	2003 As Restated

Components of cost (000s):
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$110,458	$108,921
Cost of equipment sold to new customers (2)	83,458	64,765
Less equipment sales revenue from new customers (3)	(46,463)	(39,176)

Total costs	$147,453	$134,510
Gross customer activations (000s) (4)	397	376

Sales and marketing cost per gross customer activation	$371	$358

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$258,206	$250,352
Less expenses related to serving and retaining customers	(147,748)	(141,431)

Selling, general and administrative expenses related to
the acquisition of new customers	$110,458	$108,921

(2)	Cost of equipment sold, excluding amounts related to the retention of existing customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$119,888	$88,643
Less cost of equipment sold related to the retention of
existing customers	(36,430)	(23,878)

Cost of equipment sold to new customers	$83,458	$64,765

(3)	Equipment sales revenue, excluding amounts related to the retention of existing customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$38,268	$39,173
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(6,048)	(7,860)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	14,243	7,863

Equipment sales revenues for new customers	$46,463	$39,176

*	In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base during the respective periods presented, through its marketing distribution channels.

31

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 9% to $14.34 in 2004 from $13.19 in 2003. Management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$258,206	$250,352
Less selling, general and administrative expenses
related to the acquisition of new customers	(110,458)	(108,921)
Add cost of equipment sold related to the
retention of existing customers	36,430	23,878
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(6,048)	(7,860)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	14,243	7,863

Net cost of serving and retaining customers	$192,373	$165,312
Divided by average customers during period (000s) (2)	4,473	4,178
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$14.34	$13.19

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the three month periods were previously defined in the discussion of operating revenues.

Depreciation expense increased $6.5 million, or 7%, to $101.4 million in 2004 from $94.9 million in 2003. The increases primarily reflect a change in the useful lives of certain asset categories, which increased depreciation expense $7.4 million in 2004, as well as rising average fixed asset balances, which increased 14% in 2004. Increased fixed asset balances in 2004 resulted from the following factors:

  the addition of 505 new cell sites since March 31, 2003, which were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular is preparing to launch commercial service;
  the addition of digital radio channels to U.S. Cellular’s network to accommodate increased usage; and
  investments in U.S. Cellular’s office systems.

These increases were partially offset by the divestitures of markets in the exchange and sale transactions with AT&T Wireless, which reduced the number of cell sites in U.S. Cellular’s network by 364.

In 2003, $5 million of depreciation expense was recorded related to the writeoff of certain assets.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization and accretion expense decreased $2.2 million, or 15% to $12.5 million in 2004 from $14.7 million in 2003, primarily representing decreased amortization related to the customer list intangible assets acquired in the Chicago market transaction during 2002. These customer list assets are amortized using the declining balance method, based on average customer retention periods of each customer list. Therefore, decreasing amounts of amortization expense will be recorded in each 12-month period following the establishment of each customer list asset. Amortization and accretion expense includes $1.2 million of accretion related to the asset retirement obligation in 2004, and $1.1 million in 2003.

(Gain) Loss on assets held for sale totaled a gain of $143,000 in 2004 and a loss of $21.6 million in 2003.

The gain in 2004 represents the change in carrying value of the assets sold to AT&T Wireless in the southern Texas markets from January 1, 2004 through February 17, 2004, when the sale was completed. An estimated loss of $22.0 million had been recorded subsequent to the announcement of this transaction in November 2003.

Subsequent to recording the gain, the carrying value of the assets U.S. Cellular sold to AT&T Wireless is equal to the cash U.S. Cellular has received, and expects to receive related to the working capital adjustment, from AT&T Wireless. The aggregate loss may require an adjustment at the time the working capital adjustment is completed.

The loss in 2003 represents the difference between the fair value, as determined by an independent valuation, of the assets U.S. Cellular expected to receive in the AT&T Wireless exchange transaction which was completed in August 2003, and the recorded value of the assets it expected to transfer to AT&T Wireless.

Operating income (loss) totaled income of $28.3 million in 2004 and a loss of $4.3 million in 2003. The operating income (loss) margins (as a percent of service revenues) were 4.6% in 2004 and (0.8%) in 2003. The increase in operating income and operating income margin in 2004 reflects the following:

  the loss on assets held for sale recorded in 2003 related to the pending asset exchange transaction with AT&T Wireless;
  increased service revenues, driven by growth in the number of customers served by U.S. Cellular’s systems and an increase in average monthly revenue per customer;
  a decline in amortization and accretion expense, primarily due to the reduction in the amortization of the customer list asset related to the Chicago market; and
  a slight decline in system operations expense, primarily driven by the effects of the divestitures of markets to AT&T Wireless in 2003 and 2004, which were mostly offset by the effects of increases in minutes of use.

These factors were partially offset by the following:

  increased equipment subsidies, primarily due to U.S. Cellular’s practice of selling handsets to agents as well as an increase in the number of handsets sold related to the renewal or upgrade of service contracts of existing U.S. Cellular customers; and
  increased depreciation expense, driven by a change in the useful lives of certain fixed assets and an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network.

U.S. Cellular expects most of the above factors, except for those related to loss on assets held for sale, to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2004 as it competes in the Chicago market and in other recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and will begin sales and marketing operations in those areas in the next few years. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular’s operating income may range from $160 million to $210 million for the full year of 2004, compared to $167 million in 2003.

U.S. Cellular anticipates that service revenues will total approximately $2.55 billion for the full year of 2004, compared to service revenues of $2.4 billion in 2003. The anticipated service revenue growth in 2004 reflects the effects of the sale of properties to AT&T Wireless in February 2004, the markets transferred to AT&T Wireless in the exchange transaction completed in August 2003, the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net customer activations from its marketing channels will total 475,000 to 500,000 for the full year of 2004. However, management anticipates that average monthly service revenue per customer will decrease slightly, as retail service revenue per minute of use and inbound roaming revenue per minute of use decline.

U.S. Cellular anticipates that its net costs associated with customer growth, service and retention, initiation of new services, launches in new markets and fixed asset additions will continue to grow.

U.S. Cellular anticipates that its net customer retention costs will increase in the future as competitive pressures continue and as per unit handset costs increase. In addition, U.S. Cellular will continue to migrate its customer base to a single digital technology platform and certain customers will require new handsets, further increasing net customer retention costs.

Management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. Management anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline to reflect ongoing, rather than seasonal, promotions of U.S. Cellular’s products.

Effects of Competition on Operating Income

U.S. Cellular competes directly with several wireless communications services providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market in which U.S. Cellular provides service. U.S. Cellular generally competes against each of the six near-nationwide wireless companies: Verizon Wireless, Sprint PCS (and affiliates), Cingular Wireless, AT&T Wireless, T-Mobile and Nextel. However, not all six competitors operate in each market where U.S. Cellular does business. U.S. Cellular believes that these competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than it does. In addition, Cingular Wireless has agreed to acquire AT&T Wireless, which will increase this competitor’s financial, technical, marketing, sales, purchasing and distribution resources.

The use of national advertising and promotional programs by such national wireless operators may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide service in a particular market. U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network. If U.S. Cellular offers the same calling area as one of these competitors, it will incur roaming charges for calls made in portions of the calling area that are not part of its network.

In the Midwest, U.S. Cellular’s largest contiguous service area, it can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network. U.S. Cellular also employs a customer satisfaction strategy throughout its markets which it believes has contributed to a relatively low customer churn rate.

Some of U.S. Cellular’s competitors bundle other services, such as landline telephone service and internet access, with their wireless communications services, which U.S. Cellular either does not have the ability to offer or has chosen not to offer.

In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, Western Wireless and Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service.

Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be accurately determined.

Effects of Wireless Number Portability on Operating Income

The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. These rules became effective on November 24, 2003 for wireless providers in the largest 100 metropolitan statistical areas in the United States. On May 24, 2004, wireless providers in all areas outside such 100 areas that receive a request to allow an end user to port their number must be capable of doing so by such date or within six months of receiving the request, whichever is later.

U.S. Cellular has been successful in facilitating number portability requests in a timely manner in its markets that became subject to the rules on November 24, 2003 and is preparing to facilitate number portability requests in a timely manner in its markets that will become subject to the rules on May 24, 2004. The implementation of wireless number portability has not had a material effect on U.S. Cellular’s results of operations to date. However, U.S. Cellular is unable to predict the impact that the implementation of number portability will have in the future. The implementation of wireless number portability may increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a significant barrier for customers who wish to change wireless carriers. U.S. Cellular believes that it may be able to obtain additional new customers who wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular’s operating costs in the future. Any of the above factors could have an adverse effect on U.S. Cellular’s competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 83,500 or 8%, since March 31, 2003 to 1,101,200. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 722,400 equivalent access lines at March 31, 2004, a 1% (8,600 equivalent access lines) increase from 713,800 equivalent access lines at March 31, 2003.

TDS Telecom’s competitive local exchange carrier subsidiaries served 378,800 equivalent access lines at March 31, 2004, a 25% (74,900 equivalent access lines) increase from 303,900 equivalent access lines served at March 31, 2003.

Operating income increased $4.8 million, or 12%, to $44.9 million in 2004 from $40.1 million in 2003 reflecting improved operating results from competitive local exchange carrier operations and the operating results of incumbent local exchange carriers.

TDS Telecom provided financial guidance for 2004 on February 4, 2004. This guidance has not changed. For 2004, TDS Telecom expects modest revenue growth with revenues from the incumbent local exchange carrier operations in the range of $640 million to $650 million and revenues from the competitive local exchange carrier operations in the range of $250 million to $260 million. Operating income from the incumbent local exchange carrier is anticipated to range from $170 million to $180 million while competitive local exchange carrier operating losses are anticipated to range from $(30) million to $(20) million.

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues
Local service	$50,427	$49,051
Network access and long distance	88,187	89,652
Miscellaneous	20,505	20,894

	159,119	159,597

Operating Expenses
Cost of services and products (exclusive of
depreciation and amortization included below)	34,517	38,145
Selling, general and administrative expense	43,411	42,417
Depreciation and amortization	32,547	33,619

	110,475	114,181

Incumbent Local Exchange Operating Income	$48,644	$45,416

Competitive Local Exchange Carrier Operations
Operating Revenues	$54,736	$52,439

Operating Expenses
Cost of services and products (exclusive of
depreciation and amortization included below)	20,047	21,783
Selling, general and administrative expense	29,437	27,986
Depreciation and amortization	9,011	8,031

	58,495	57,800

Competitive Local Exchange Carrier
Operating (Loss)	$(3,759)	$(5,361)

Intercompany revenue elimination	(993)	(532)
Intercompany expense elimination	(993)	(532)

Operating Income	$44,885	$40,055

36

Incumbent Local Exchange Carrier Operations

Operating revenues decreased less than 1% ($0.5 million) to $159.1 million in 2004 from $159.6 million in 2003.

Local service revenues increased $1.3 million, or 3%, to $50.4 million in 2004 from $49.1 million in 2003. Internal access line growth contributed nearly $0.6 million of the increase. Custom calling and advanced features and other miscellaneous revenues increased $0.9 million in 2004. Network access and long distance revenues decreased $1.5 million, or 2%, to $88.2 million in 2004 from $89.7 million in 2003. Compensation from state and national revenue pools for recovery of expenses of providing network access decreased $2.0 million as compared to 2003. Revenues from long distance service increased $0.8 million in 2004 reflecting increased long distance customers. As of March 31, 2004, TDS Telecom incumbent local exchange operations were providing long-distance service to 266,300 customers compared to 202,100 customers in 2003. Beginning January 1, 2004, the long distance customers reflect those lines from customers who have chosen TDS Telecom as their primary interexchange carrier. Prior to that, a count of customers was used. Miscellaneous revenues from Internet, digital subscriber line and other non-regulated lines of business decreased $0.4 million, or 2%, to $20.5 million in 2004 from $20.9 in 2003. As of March 31, 2004, TDS Telecom incumbent local exchange carrier operations were providing Internet service to 113,600 customers compared to 118,100 customers in 2003 and were providing digital subscriber line service to 27,300 customers compared to 12,800 customers 2003.

Operating expenses decreased by $3.7 million, or 3%, to $110.5 million in 2004 from $114.2 million in 2003. Cost of services and products decreased by $3.6 million, or 9%, to $34.5 million in 2004 from $38.1 million in 2003. The decrease was driven primarily by a one-time adjustment for long distance cost of goods sold recorded in the first quarter of 2004. Selling, general and administrative expenses increased $1.0 million, or 2%, to $43.4 million from $42.4 million in 2003. Depreciation and amortization expenses decreased $1.1 million, or 3%, to $32.5 million in 2004 from $33.6 million in 2003.

Operating income increased $3.2 million, or 7%, to $48.6 million in 2004 from $45.4 million in 2003 primarily due to continued expense controls. Incumbent local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation, and new technologies such as Voice over Internet Protocol. Despite these challenges, TDS Telecom has managed to maintain customer levels and customer satisfaction while controlling expenses.

Competitive Local Exchange Carrier Operations

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

Operating revenues (revenue from the provision of local and long distance telephone service) increased $2.3 million, or 4%, to $54.7 million in 2004 from $52.4 million in 2003 as equivalent access lines served increased to 378,800 at March 31, 2004 from 303,900 at March 31, 2003. TDS Metrocom commercial customer revenues increased $4.4 million in 2004 while residential customer revenues increased $0.8 million in 2004. Wholesale revenues decreased $3.4 million in 2004. Wholesale revenues represent charges to carriers for terminating calls and for dedicated circuits leased to carriers.

Operating expenses increased $0.7 million, or 1%, to $58.5 million in 2004 from $57.8 million in 2003. Cost of services and products decreased by $1.8 million, or 8%, to $20.0 million in 2004 from $21.8 million in 2003. Cost of goods sold decreased $1.8 million primarily due to favorable pricing adjustments made by other incumbent local exchange carriers that provide services to TDS Telecom. Selling, general and administrative expenses increased $1.4 million, or 5%, to $29.4 million in 2004 from $28.0 million in 2003 primarily due to a $0.9 million increase in sales and advertising expenses associated with acquiring new customers. Depreciation and amortization expenses increased $1.0 million, or 12%, to $9.0 million in 2003 from $8.0 million in 2003.

Operating loss decreased $1.6 million, or 30%, to $3.8 million in 2004 from $5.4 million in 2003. The decline in competitive local exchange operating losses primarily reflects growth in revenues complemented by cost constraint.

Effects of Wireless Number Portability

The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. Local exchange carriers in the largest 100 metropolitan statistical areas in the United States were required to be capable of facilitating wireless number portability as of November 24, 2003. On and after May 24, 2004, local exchange carriers outside such 100 areas will be required to implement wireless number portability requirements by such date or within six months of the relevant request, whichever is later. However, local exchange carriers may seek waivers or extensions of these deadlines pursuant to the Communications Act and the FCC’s rules. In addition, any of the nation’s local exchange carriers that serve less than two percent of the nation’s access lines can submit a petition to the appropriate state commission asking for a suspension in implementing local number portability if the petitioning carrier can demonstrate that a request is technically infeasible and/or not in the public interest. The implementation of wireless number portability has not had a material effect on TDS Telecom’s results of operations to date. However, TDS is unable to predict the impact that the implementation of wireless number portability will have on the business of TDS Telecom in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

Mandatorily Redeemable Noncontrolling Interests

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2100.

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $84.2 million at March 31, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2004 is $24.8 million, and is included in the balance sheet caption Minority Interest in Subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $59.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

The FASB plans to reconsider certain implementation issues and perhaps the classification or measurement guidance for mandatorily redeemable minority interests during the deferral period. The outcome of their deliberations cannot be determined at this point. Accordingly, it is possible that the FASB could require the recognition and measurement of mandatorily redeemable minority interests at their settlement value at a later date.

Health Care Benefits

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible participants starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Pursuant to guidance from the FASB under FSP FAS 106-1, TDS has chosen to defer recognition of the potential effects of the Act. Therefore, the retiree health obligations and costs reported in these financial statements do not yet reflect any potential impact of the Act. Specific authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require the company to change previously reported information.

In the months ahead, TDS intends to review its retiree health care strategy in light of the Act. As part of that review, TDS may consider amending its retiree health program to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, TDS anticipates that its retiree health obligations and costs could be reduced if such amendments are adopted.

Earnings per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.”  EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share.  The consensuses reached by the Task Force in this Issue were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. TDS is currently assessing the provisions of EITF 03-6 and the impact on the calculation of earnings per share.

FINANCIAL RESOURCES

The following table shows certain information relating to TDS’s financial resources and requirements:

	Three Months Ended March 31,

	2004	2003

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$110,893	$175,914
Investing activities	(68,740)	(151,404)
Financing activities	74,716	(7,532)

Net increase in cash and
cash equivalents	$116,869	$16,978

Cash Flows from Operating Activities
TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $110.9 million in the first three months of 2004 compared to $175.9 million in 2003. The following table is a summary of the components of cash flows from operating activities.

	Three Months Ended March 31,

	2004	2003 As Restated

	(Dollars in thousands)
Income (loss) before cumulative effect of
accounting change	$19,732	$(4,045)
Adjustments to reconcile income (loss)
to net cash provided by operating activities	171,839	176,694

	191,571	172,649
Changes in assets and liabilities	(80,678)	3,265

	$110,893	$175,914

39

Changes in working capital and other assets and liabilities required $80.7 million in 2004 and provided $3.3 million in 2003 reflecting timing differences in the payment of accounts payable, the receipt of accounts receivable, the change in accrued taxes and materials and supplies balances.

Cash Flows from Investing Activities
TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost reducing upgrades to TDS’s networks. Cash flows used for investing activities required $68.7 million in the first three months of compared to $151.4 million 2003.

Cash expenditures for capital additions required $125.6 million in 2004 and $161.4 million in 2003. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $100.5 million in 2004 and $140.9 million in 2003 representing expenditures to construct cell sites, to replace retired assets, to improve business systems and to migrate to a single digital equipment platform — CDMA. TDS Telecom capital expenditures for its local telephone operations totaled $17.6 million in 2004 and $15.4 million in 2003 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities. TDS Telecom’s capital expenditures for competitive local exchange operations totaled $6.5 million in 2004 and $3.7 million in 2003 for switching and other network facilities. Corporate capital expenditures totaled $1.0 million in 2004 and $1.3 million in 2003.

The sale of wireless properties in southern Texas to AT&T Wireless provided $96.9 million in 2004 including working capital adjustments. Acquisitions of certain minority wireless interests in 2004 required $40.4 million. There were no acquisitions or divestitures completed during the first quarter of 2003. Distributions from unconsolidated investments provided $3.7 million in 2004 and $13.6 million in 2003.

Cash Flows from Financing Activities
Cash flows from financing activities provided $74.7 million in the first three months of 2004 and required $7.5 million in 2003. Short term debt borrowings provided $85.0 million in 2004 and $72.0 million in 2003. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo for $40.7 million. The repurchase was financed using short-term debt. Treasury shares reissued for stock options exercised in the first quarter of 2004 provided $12.8 million and $0.8 million in 2003. Dividends paid on TDS Common and Preferred Shares, required $9.5 million in 2004 and $9.2 million in 2003.

During the first three months of 2004, cash required for the repurchase of TDS Common Shares totaled $2.8 million including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003. In total, in the first three months of 2004, TDS repurchased 40,300 Common Shares for an average price of $69.82 per share including commissions.

During the first three months of 2003, cash required for the repurchase of TDS Common Shares totaled $24.6 million. An additional $4.8 million was paid in April 2003 to settle repurchases that occurred at the end of March 2003. In total, in the first three months of 2003, TDS repurchased 750,300 Common Shares for an average price of $39.15 per share including commissions.

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

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, many of which are not in TDS’s control. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS does not believe that any circumstances that could materially adversely affect TDS’s liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur or that they will not occur rapidly. Economic downturns, changes in financial markets or other factors could rapidly change the availability of TDS’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition and share repurchase programs.

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $110.9 million in the first three months of 2004 compared to $175.9 million in 2003. As discussed above, the decline is due primarily to the timing of payments of accounts payable. TDS and its subsidiaries had cash and cash equivalents totaling $1,054.5 million at March 31, 2004.

Revolving Credit Facilities

As discussed below, TDS and its subsidiaries had $1,210.9 million of revolving credit facilities available for general corporate purposes as well as an additional $75 million in bank lines of credit as of March 31, 2004.

TDS has a $600 million revolving credit facility for general corporate purposes. At March 31, 2004, this credit facility had $596.1 million available for use, net of $3.9 million of outstanding letters of credit. This credit facility expires in January 2007. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. The contractual spread was 30 basis points as of March 31, 2004 (for a rate of 1.39% based on the one month LIBOR rate at March 31, 2004).

TDS also has $75 million of additional bank lines of credit for general corporate purposes, all of which was unused at March 31, 2004. These line of credit agreements expire in less than one year and provide for borrowings at negotiated rates up to the prime rate (4.0% at March 31, 2004).

U.S. Cellular has a $700 million revolving credit facility for general corporate purposes. At March 31, 2004, this credit facility had $614.8 million available for use, net of borrowings of $85.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of March 31, 2004 (for a rate of 1.64% based on the one month LIBOR rate at March 31, 2004).

TDS’s and U.S. Cellular’s interest costs would increase if their credit rating goes down which would increase their cost of financing, but their credit facilities would not cease to be available solely as a result of a decline in their credit rating. A downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. Certain of TDS’s and U.S. Cellular’s credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representation on certain matters at the time of each borrowing. On April 19, 2004, TDS filed a Form 8-K with the SEC announcing that it would restate financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under the revolving credit agreements between TDS and certain lenders and under a revolving credit agreement between U.S. Cellular and certain lenders. TDS and U.S. Cellular did not fail to make any scheduled payment of principal or interest under such revolving credit agreements. TDS and U.S. Cellular received waivers from the lenders under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements. As of the date of filing of this Form 10-Q, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in revolving credit agreements.

Long-term Financing

As of the date of filing of this Form 10-Q, TDS and subsidiaries are in compliance with all covenants and other requirements set forth in long-term debt indentures. TDS does not have any rating downgrade triggers that would accelerate the maturity dates of its long-term debt. However, a downgrade in TDS’s credit rating could adversely affect its ability to refinance existing, or obtain access to new, long-term debt in the future.

The U.S. Cellular Board of Directors has approved a filing with the SEC of a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. As of the filing date of this Form 10-Q, U.S. Cellular had not filed any registration statement pursuant to its Board of Directors’ approval.

Any sale of debt securities offered under the proposed S-3 Prospectus may be used by U.S. Cellular for general corporate purposes, including, subject to market conditions, the redemption of long-term debt such as U.S. Cellular’s 7.25% notes and 6% zero coupon convertible debentures; in connection with our acquisition, construction and development programs; the reduction of short-term debt; for working capital; or to provide additional investments in U.S. Cellular subsidiaries. Until the proceeds are used for these purposes, U.S. Cellular may deposit them in interest-bearing accounts or invest them in short-term investment securities.

Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Deutsche Telekom resulted from TDS’s sale of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, to VoiceStream Wireless for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone resulted from certain sales or trades of non-strategic cellular investments to or settlements with AirTouch Communications in exchange for stock of AirTouch, which was then acquired by Vodafone for American Depository Receipts representing Vodafone stock. The investment in Rural Cellular Corporation is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular Corporation, and the distribution of Rural Cellular Corporation stock in exchange for these interests. The investment in VeriSign is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. TDS has not disposed of the investments because their low tax basis would trigger a substantial taxable gain upon disposition.

Subsidiaries of TDS and U.S. Cellular have entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that it holds. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or cash. TDS and U.S. Cellular have provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts will be paid upon settlement of the contracts by its subsidiaries. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of March 31, 2004, such deferred tax liabilities totaled $1,018.4 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. On April 19, 2004, TDS filed a Form 8-K with the SEC announcing that it expected to restate financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under certain of the forward contracts. TDS and U.S. Cellular did not fail to make any scheduled payments under any of the forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such certain forward contracts, as required, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

As of the date of filing of this Form 10-Q, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in the forward contracts.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2004 primarily reflect U.S. Cellular’s plans for construction, system expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2004 is $610 million to $630 million. U.S. Cellular’s capital expenditures for the three months ended March 31, 2004 totaled $100.5 million.

U.S. Cellular’s 2004 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular’s coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Build out certain licensed areas acquired in 2001, 2002 and 2003.

42
  Complete U.S. Cellular’s migration toward a single digital equipment platform, Code Division Multiple Access (“CDMA”), from a mixture of CDMA and another digital technology, TDMA.
  Enhance U.S. Cellular’s retail store network and office systems.

U.S. Cellular’s overlay of existing technologies with CDMA is largely completed, and when the project is fully completed in 2004 it anticipates total expenditures related to the project to be no more than $300 million. U.S. Cellular will utilize CDMA technology in building out the licenses it has acquired and expects to acquire in the future from AT&T Wireless.

U.S. Cellular expects capital expenditures related to the buildout of the licensed areas it acquired in 2001 through 2003, including those in the AT&T Wireless exchange transaction, to be substantial. U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $100 million of the estimated capital spending for 2004 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of its wireless licensed areas.

TDS Telecom’s estimated capital spending for 2004 approximates $150 million. The incumbent local telephone companies are expected to spend approximately $105 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $45 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom’s incumbent local exchange carriers capital expenditures totaled $17.6 million and the competitive local exchange carriers capital expenditures totaled $6.5 million for the three months ended March 31, 2004. TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions, Exchanges and Divestitures

TDS assesses its holdings on an ongoing basis in order to maximize the benefits derived from its operations. TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business.

2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.9 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and a $143,000 reduction of the loss in the first quarter of 2004) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

In addition, in the first quarter of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

2003 Activity

On March 10, 2003, U.S. Cellular announced that it had entered into a definitive agreement with AT&T Wireless to exchange wireless properties. Pursuant to the exchange, U.S. Cellular has received or will receive the following: a) wireless licenses in 13 states contiguous to and that overlap existing U.S. Cellular properties in the Midwest and the Northeast; b) approximately $34.0 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. An estimated loss of $21.6 million was recorded in the first quarter of 2003 as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

Repurchase of Securities and Dividends

As market conditions warrant, TDS and U.S. Cellular may continue the repurchase of their common shares on the open market or at negotiated prices in private transactions. In 2003, the TDS Board of Directors authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. In the first quarter of 2004 TDS repurchased 40,300 TDS Common Shares for $2.8 million including commissions. TDS has 998,800 common shares remaining available for repurchase under the authorization. Share repurchases may be made from time to time on the open market or private transactions, at prices approximating then existing market prices.

U.S. Cellular has no current plans to repurchase a significant number of its Common Shares, and it did not repurchase any Common Shares in the first quarter of 2004 or 2003. U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of additional Common Shares on a quarterly basis, primarily for use in employee benefit plans.

The U.S. Cellular Board of Directors has authorized management to opportunistically repurchase its zero coupon convertible debentures, otherwise known as Liquid Yield Option Notes, in private transactions or in limited amounts in open-market transactions from time to time. U.S. Cellular Liquid Yield Option Notes are convertible, at the option of their holders, at any time prior to maturity, redemption or purchase, into U.S. Cellular Common Shares at a conversion rate of 9.475 U.S. Cellular Common Shares per $1,000 note. Upon conversion, U.S. Cellular has the option to deliver to holders either U.S. Cellular Common Shares or cash equal to the market value of the U.S. Cellular Common Shares into which the Liquid Yield Option Notes are convertible. U.S. Cellular may redeem the notes for cash at the issue price plus accrued original issue discount through the date of redemption.

TDS paid total dividends on its common and preferred stock of $9.5 million in the first quarter of 2004 and $9.2 million in the first quarter of 2003. TDS has no current plans to change its policy of paying dividends. TDS paid quarterly dividends per share of $.165 in 2004 and $.155 in 2003.

Contractual Obligations

There has been no material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual Obligations included in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Off Balance Sheet Arrangements

TDS has no transactions, agreements or contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, revenues or expenses.

TDS has certain variable interests in investments in unconsolidated entities where TDS holds a minority interest. The investments in unconsolidated entities total $218.8 million as of March 31, 2004 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific, however these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TDS’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

Management believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. TDS’s senior management has discussed the development and selection of each of the following accounting estimates and the following disclosures with the audit committee of TDS’s board of directors.

License Costs and Goodwill

TDS reported $1,192.3 million and $1,189.3 million of wireless license costs and $890.9 million and $887.9 million of goodwill, at March 31, 2004 and December 31, 2003, respectively, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. In addition, at the end of both periods, TDS reported $42.0 million of wireless license rights related to the licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other inputs. Different assumptions for these inputs or different valuation methodologies could create materially different results.

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. Following the divestiture of its southern Texas markets, which in the aggregate represented an entire reporting unit, in February 2004, U.S. Cellular has identified six reporting units pursuant to paragraph 30 of SFAS No. 142. The six reporting units represent six geographic groupings of FCC licenses, constituting six markets or service areas. U.S. Cellular combines its FCC licenses into six units of accounting for purposes of testing the licenses for impairment pursuant to Emerging Issues Task Force Statement 02-7 “Unit of Accounting for Testing Impairment of Indefinite-

Lived Intangible Assets” (“EITF 02-7”) and SFAS No. 142, using the same geographic groupings as its reporting units.

In 2003, U.S. Cellular retained a third-party valuation firm to prepare valuations of each of the then existing reporting units purposes for of goodwill impairment testing. A discounted cash flow approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also retained a third-party valuation firm to prepare valuations of the similar groupings of FCC licenses (units of accounting pursuant to EITF 02-7). The valuations were prepared using an excess earnings methodology, through the use of a discounted cash flow approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies. TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit ($397.4 million), its competitive local exchange carrier reporting units ($29.4 million), and a wireless investment reporting unit ($30.9 million). The incumbent local exchange carrier reporting unit was valued using a multiple of cash flow valuation technique. The competitive local exchange carrier and wireless investment reporting units were valued using a discounted cash flow analysis.

In the first quarter of 2003, TDS recorded a $3.5 million license cost impairment loss related to U.S. Cellular’s investment in a non-operating wireless market in Florida remaining after the AT&T Wireless exchange was completed. In the second quarter of 2003, U.S. Cellular recorded an impairment loss on its wireless licenses totaling $49.6 million related to the impairment of two reporting units. No impairment losses have been recorded in 2004.

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

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and has recorded a $64.5 million liability at December 31, 2003 and $64.3 million at March 31, 2004.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the regulatory accounting principles as prescribed by the respective state public utility commissions and the FCC, and where applicable, accounting principles generally accepted in the United States of America. TDS Telecom’s incumbent local telephone carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the amounts of costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. The regulatory liability included in asset retirement obligation at December 31, 2003 and at March 31, 2004 was $28.2 million and $29.1 million, respectively. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at March 31, 2004 was $31.8 million and $32.2 million, respectively.

TDS Telecom’s competitive local telephone companies adopted SFAS No. 143 effective January 1, 2003. TDS Telecom determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, adoption of SFAS 143 did not have a material impact on the competitive local telephone companies.

The table below summarizes the changes in asset retirement obligations during the first quarter of 2004.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)
Beginning Balance - December 31, 2003	$64,501	$60,000	$124,501
Additional liabilities accrued	200	1,500	1,700
Accretion expense	1,231	—	1,231
Costs of removal incurred in 2004	—	(200)	(200)
Disposition of assets (1)	(1,635)	—	(1,635)

Ending Balance - March 31, 2004	$64,297	$61,300	$125,597

(1)	This change in the asset retirement obligation relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, establish a valuation allowance. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. TDS’s current net deferred tax asset was $19.4 million as of March 31, 2004, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable, and is included in Other current assets on the balance sheet.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2004 are as follows:

March 31, 2004

(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$75,182
Derivative instruments	247,952
Other	37,078

360,212
Less valuation allowance	(64,443)

Total Deferred Tax Asset	295,769

Deferred Tax Liability
Marketable equity securities	1,018,443
Property, plant and equipment	327,573
Licenses	211,423
Partnership investments	58,409

Total Deferred Tax Liability	1,615,848

Net Deferred Income Tax Liability	$1,320,079

The valuation allowance relates to state net operating loss carryforwards and the federal net operating loss carryforwards for those subsidiaries not included in the consolidated federal income tax return since it is more than likely that a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $1,018.4 million at March 31, 2004 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when TDS disposes of the marketable equity securities.

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

Property, Plant and Equipment

U.S. Cellular and TDS Telecom's competitive local exchange carrier operations provide for depreciation using the straight-line method over the estimated useful lives of the assets. TDS Telecom's incumbent local exchange carrier operations provide for depreciation on a group basis according to depreciable rates approved by the state public utility comissions. Annually, U.S. Cellular and TDS Telecom review its property, plant and equipment lives to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will need to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to CDMA 1XRTT by that time. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use. These changes increased depreciation by $7.4 million in the first quarter of 2004 and is estimated to increase depreciation by $14.9 million for the full year 2004.

TDS Telecom did not change the useful lives of its property, plant and equipment in 2004.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin Brown & Wood LLP, the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecom and an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries.

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

  Increases in the level of competition in the markets in which TDS operates, or wireless for wireline substitution, could adversely affect TDS’s revenues or increase its costs to compete.

  Consolidation in the wireless industry may create stronger competitors both operationally and financially which could adversely affect TDS’s revenues and increase its costs to compete.

  Advances or changes in telecommunications technology, such as voice over Internet protocol, could render certain technologies used by TDS obsolete, could reduce TDS’s revenues or could increase TDS’s cost of doing business.

  Changes in the telecommunications regulatory environment, such as wireless number portability, local number portability and E-911 services, could adversely affect TDS’s financial condition or results of operations or ability to do business.

  Changes in U.S. Cellular’s enterprise value, changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS’s license costs, goodwill and/or physical assets.

  Conversions of debt, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’s Annual Report in 10-K for the year ended December 31, 2003 to be different from the amounts presented.

  Changes in accounting standards or TDS’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates, could have a material effect on TDS’s financial condition, changes in financial condition and results of operations.

  Settlement, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’s financial condition, results of operations or ability to do business.

  Costs, integration problems or other factors associated with acquisitions / divestitures of properties and/or licenses could have an adverse effect on TDS’s financial condition or results of operations.

  Changes in prices, the number of customers, average revenue per unit, penetration rates, churn rates, selling expenses, net customer retention costs associated with wireless number portability and local number portability, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS’s business operations.

  Changes in roaming partners’ rates, and the ability to provide voice and data services on other carriers’ networks could have an adverse effect on TDS’s operations.

  Changes in competitive factors with national and global wireless carriers could result in product and cost disadvantages and could have an adverse effect on TDS’s operations.

  Lack of standards and roaming agreements for wireless data products could place U.S. Cellular’s data services offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories.

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

  Changes in income tax rates, tax laws, regulations or rulings, or federal and state tax assessments could have an adverse effect on TDS’s financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes and convertible debt with original maturities ranging up to 40 years. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of March 31, 2003, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $2,722.0 million at March 31, 2004. As of March 31, 2004, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $708.7 million.

Subsidiaries of TDS and U.S. Cellular have entered into a number of forward contracts related to the marketable equity securities that they hold. TDS and U.S. Cellular have provided guarantees to the lenders which provide assurance to the lenders that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

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

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $1,018.4 million at March 31, 2004.

The following table summarizes certain facts surrounding the contracted securities as of March 31, 2004.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$ 8.82	$ 11.46	$20,819
Vodafone (2)	12,945,915	$ 15.07 - $16.07	$ 20.30 - $22.93	201,038
Deutsche Telekom	131,461,861	$ 10.74 - $12.41	$ 13.71 - $16.33	1,532,257

				1,754,114
Unamortized debt discount				77,200

				$1,676,914

(1)	The per share amounts represent the range of floor and ceiling prices of all securities monetized.
(2)	U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at March 31, 2004, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable equity securities or canceling any derivative instruments.

	March 31, 2004	Valuation of investments assuming indicated increase
(Dollars in millions)	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$2,722.0	$2,994.2	$3,266.4	$3,538.6
Derivative
Instruments (1)	$(613.2)	$(857.4)	$(1,106.8)	$(1,360.9)

	March 31, 2004	Valuation of investments assuming indicated decrease
(Dollars in millions)	Fair Value	-10%	-20%	-30%

Marketable Equity
Securities	$2,722.0	$2,449.8	$2,177.6	$1,905.4
Derivative
Instruments (1)	$(613.2)	$(374.5)	$(142.8)	$82.6
(1)	Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, or any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES (1)

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2004	—	$—	—	1,039,100
February 1 - 29, 2004	—	—	—	1,039,100
March 1 - 31, 2004	40,300	69.82	40,300	998,800

Total	40,300	$69.82	40,300	998,800

(1)	All of the above Common Shares were purchased under TDS's publicly announced Common Share repurchase program.

The following is additional information with respect to TDS's publicly announced Common Share repurchase program:

i.	The date the program was announced was February 28, 2003 by press release.
ii.	The share amount originally approved was 3,000,000 Common Shares (representing a reauthorization of 1,009,746 unpurchased shares under a program that was scheduled to expire in April 2003, plus 1,990,254 shares under a new authorization).
iii.	The expiration date of the program is February 28, 2006.
iv.	No stock repurchase program has expired during the quarter covered by this Form 10-Q.
v.	TDS has not determined to terminate the foregoing stock repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 10.1 - Summary of employment agreement with James Barr III.

Exhibit 11 - Computation of earnings per common share is included herein as footnote 8 to the financial statements.

Exhibit 12 - Statement regarding computation of ratios.

Exhibit 31.1 - Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 - Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 - Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 - Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

TDS filed a Current Report on Form 8-K dated February 4, 2004, for the purpose of filing TDS's fourth quarter 2003 and year-end 2003 earnings release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	May 14, 2004	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	May 14, 2004	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	May 14, 2004	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2004 First Quarter Form 10-Q