Form 10-Q
period 2004-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-08-05
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004

Common Shares, $.01 par value Series A Common Shares, $.01 par value	50,798,907 Shares 6,422,616 Shares

TELEPHONE AND DATA SYSTEMS, INC. 2nd QUARTER REPORT ON FORM 10-Q INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations -
Three and Six Months Ended June 30, 2004 and 2003	3

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2004 and 2003	4

Consolidated Balance Sheets -
June 30, 2004 and December 31, 2003	5-6

Notes to Consolidated Financial Statements	7-26

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	27-29

Six Months Ended June 30, 2004 and 2003	30-31
U.S. Cellular Operations	32-40
TDS Telecom Operations	41-43
Three Months Ended June 30, 2004 and 2003	43-46
Recent Accounting Pronouncements	47-48
Financial Resources	49-50
Liquidity and Capital Resources	50-55
Application of Critical Accounting Policies and Estimates	56-60
Certain Relationships and Related Transactions	60
Safe Harbor Cautionary Statement	61-62

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63-64

Item 4. Controls and Procedures	65

Part II. Other Information

Item 1. Legal Proceedings	66

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
of Equity Securities	66

Item 4. Submission of Matters to a Vote of Security-Holders	67-68

Item 6. Exhibits and Reports on Form 8-K	68

Signatures	69

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES	$934,588	$857,414	$1,805,100	$1,672,692

OPERATING EXPENSES
Cost of services and products (exclusive of
Depreciation, amortization and accretion expense
shown below)	317,230	285,406	628,623	571,682
Selling, general and administrative expense	343,058	331,484	673,701	651,967
Depreciation, amortization and accretion expense	164,411	144,902	319,863	296,129
Loss on impairment of intangible assets	—	49,595	—	49,595
(Gain) loss on assets held for sale	(582)	3,500	(725)	25,061

Total Operating Expenses	824,117	814,887	1,621,462	1,594,434

OPERATING INCOME	110,471	42,527	183,638	78,258

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	18,532	13,517	33,162	26,267
Interest and dividend income	5,246	6,069	8,142	10,397
Loss on investments	(1,830)	(5,000)	(1,830)	(8,500)
Interest (expense)	(48,422)	(43,996)	(95,243)	(87,353)
Minority interest in income of subsidiary trust	—	(6,202)	—	(12,405)
Other income (expense), net	(2,147)	(7,097)	(2,674)	(5,938)

Total Investment and Other Income (Expense)	(28,621)	(42,709)	(58,443)	(77,532)

INCOME (LOSS) BEFORE INCOME TAXES AND
MINORITY INTEREST	81,850	(182)	125,195	726
Income tax expense	31,277	4,033	51,382	8,618

INCOME (LOSS) BEFORE MINORITY INTEREST	50,573	(4,215)	73,813	(7,892)
Minority Share of Income	(9,179)	(940)	(12,687)	(1,308)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	41,394	(5,155)	61,126	(9,200)
Cumulative effect of accounting change, net of tax
and minority interest	—	—	—	(11,789)

NET INCOME (LOSS)	41,394	(5,155)	61,126	(20,989)
Preferred Dividend Requirement	(50)	(104)	(101)	(209)

NET INCOME (LOSS) AVAILABLE TO COMMON	$41,344	$(5,259)	$61,025	$(21,198)

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,270	57,474	57,219	58,034

BASIC EARNINGS PER SHARE (Note 9)
Income (Loss) Before Cumulative Effect of
Accounting Change	$0.72	$(0.09)	$1.07	$(0.17)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

Net income (loss) available to common	$0.72	$(0.09)	$1.07	$(0.37)

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,579	57,474	57,471	58,034

DILUTED EARNINGS PER SHARE (Note 9)
Income (Loss) Before Cumulative Effect of
Accounting Change	$0.72	$(0.09)	$1.06	$(0.17)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

Net income (loss) available to common	$0.72	$(0.09)	$1.06	$(0.37)

DIVIDENDS PER SHARE	$0.165	$0.155	$0.33	$0.31

The accompanying notes to consolidated financial statements are an integral part of these statements. 3

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$61,126	$(20,989)
Add (Deduct) adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation, amortization and accretion	319,863	296,129
Deferred income taxes	41,847	2,736
Investment income	(33,162)	(26,267)
Minority share of income	12,687	1,308
Cumulative effect of accounting change	—	11,789
Loss on impairment of intangible assets	—	49,595
(Gain) loss on assets held for sale	(725)	25,061
Loss on investments	1,830	8,500
Noncash interest expense	14,225	13,195
Other noncash expense	8,395	14,566
Changes in assets and liabilities
Change in accounts receivable	(26,736)	81,118
Change in materials and supplies	24,942	(32,395)
Change in accounts payable	(89,580)	(82,135)
Change in customer deposits and deferred revenues	9,457	13,137
Change in accrued taxes	8,053	(8,678)
Change in other assets and liabilities	(26,724)	(25,648)

	325,498	321,022

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(325,115)	(360,924)
Cash received from sale of assets	96,932	—
Acquisitions, net of cash acquired	(40,367)	(1,244)
Distributions from unconsolidated entities	7,484	17,884
Investments in and advances to unconsolidated entities	(1,137)	(1,465)
Other investing activities	(3,969)	(145)

	(266,172)	(345,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	270,000	143,560
Issuance of long-term debt	412,676	—
Repayments of notes payable	(270,000)	—
Repayments of long-term debt	(10,574)	(14,549)
Prepayment of long-term notes	—	(40,680)
Repurchase of TDS Common shares	(20,440)	(56,522)
Treasury shares reissued	20,252	2,497
Dividends paid	(19,001)	(18,184)
Other financing activities	1,555	(544)

	384,468	15,578

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	443,794	(9,294)
CASH AND CASH EQUIVALENTS -
Beginning of period	937,651	1,298,936

End of period	$1,381,445	$1,289,642

The accompanying notes to consolidated financial statements are an integral part of these statements. 4

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	June 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,381,445	$937,651
Accounts receivable
Due from customers, less allowance of $24,574
and $18,908, respectively	307,275	282,313
Other, principally connecting companies, less
allowance of $6,973 and $6,419, respectively	131,847	127,358
Materials and supplies, at average cost	62,276	87,270
Other current assets	76,709	70,354

	1,959,552	1,504,946

INVESTMENTS
Marketable equity securities	2,652,113	2,772,410
Wireless license costs	1,192,772	1,189,326
Wireless license rights	42,037	42,037
Goodwill	890,935	887,937
Customer lists, net of accumulated amortization of $28,945
and $22,206, respectively	30,600	24,448
Investments in unconsolidated entities	234,167	214,885
Notes receivable, less valuation allowance of $55,144
and $55,144, respectively	5,275	6,476
Other investments	17,049	15,439

	5,064,948	5,152,958

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,309,182	2,271,254
TDS Telecom	1,059,681	1,079,732

	3,368,863	3,350,986

OTHER ASSETS AND DEFERRED CHARGES	94,256	83,925

ASSETS OF OPERATIONS HELD FOR SALE	—	100,523

TOTAL ASSETS	$10,487,619	$10,193,338

The accompanying notes to consolidated financial statements are an integral part of these statements. 5

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY Unaudited

	June 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$436,091	$23,712
Accounts payable	266,908	361,010
Customer deposits and deferred revenues	118,160	108,372
Accrued interest	33,179	31,884
Accrued taxes	50,363	44,889
Accrued compensation	55,461	69,290
Other current liabilities	58,003	57,788

	1,018,165	696,945

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,329,399	1,285,024
Derivative liability	587,574	712,252
Asset retirement obligations	128,815	124,501
Other	117,483	119,076

	2,163,271	2,240,853

LONG-TERM DEBT
Long-term debt, excluding current portion	2,000,757	1,994,913
Prepaid forward contracts	1,681,111	1,672,762

	3,681,868	3,667,675

LIABILITIES OF OPERATIONS HELD FOR SALE	—	2,427

MINORITY INTEREST IN SUBSIDIARIES	490,797	502,702

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued 56,346,000
and 56,282,000 shares, respectively	563	563
Series A Common Shares, par value $.01 per share; authorized
25,000,000 shares; issued and outstanding 6,423,000
and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,827,309	1,843,468
Treasury Shares, at cost, 5,547,000 and 5,688,000
shares, respectively	(472,158)	(493,714)
Accumulated other comprehensive income	300,080	296,820
Retained earnings	1,473,796	1,431,671

	3,129,654	3,078,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,487,619	$10,193,338

The accompanying notes to consolidated financial statements are an integral part of these statements. 6

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 82.1%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), and its 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), and wireless partnerships in which TDS has a majority general partnership interest or a controlling financial interest. In addition, as of January 1, 2004, the consolidated financial statements include all entities where TDS has a variable interest that will absorb a majority of the entity’s expected losses. All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although TDS believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s latest annual report on Form 10-K, as amended.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003 and the cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.	Restatements and Reclassifications

Wireless License Costs and Goodwill Restatements

On May 14, 2004, TDS restated its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, TDS allocated the excess of purchase price of wireless properties over tangible assets and liabilities acquired to wireless license costs and goodwill. At that time, the accounting treatment for TDS’s wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, TDS restated the allocation of $138.9 million of purchase price recorded as goodwill to wireless license costs as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of wireless license costs by a corresponding $90.7 million. Following these adjustments, TDS reperformed the impairment tests for its wireless license costs as of January 1, 2002, and recorded an impairment loss of $20.9 million, before an income tax benefit of $8.2 million and minority interest of $2.3 million. This impairment was recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

In the first quarter of 2003, TDS had recorded a Loss on assets held for sale related to the pending disposition of certain wireless properties. The wireless license costs upon which the impairment was recorded in the first quarter of 2002 included the wireless license costs of these properties. As a result, a portion of the originally recognized Loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, Loss on assets held for sale in 2003 has been reduced by $1.9 million, before an income tax benefit of $0.8 million and minority interest of $0.2 million.

In addition, as a result of the restatement discussed above, TDS also reperformed the annual impairment test for its wireless license costs for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million and minority interest of $5.4 million in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, costs for equipment sold by U.S. Cellular to retain current customers were included in selling, general and administrative expense. These costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and reclassified U.S. Cellular equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expense and into operating revenues and cost of services and products, respectively, for each period presented. These reclassifications have been reflected in the three and six months ended June 30, 2003. These reclassifications increased operating revenues for the three and six months ended June 30, 2003 by $6.1 million and $14.0 million, respectively, and increased cost of services and products by $22.2 million and $46.1 million, respectively, from the amounts originally reported. Selling, general and administrative expense was reduced by $16.1 and $32.1 million, respectively, from the amounts originally reported in the results for the three and six months ended June 30, 2003 to reflect the amounts reclassified to operating revenues and cost of services and products. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of TDS for the three and six months ended June 30, 2003.

A summary of the changes to the affected captions on the statements of operations for the three and six months ended June 30, 2003 related to the above reclassifications and restatements are included below:

	Three Months Ended June 30, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Wireless License Costs and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues (2)	$851,287	$—	$6,127	$857,414
Operating Expenses
Cost of services and products (2)	263,188	—	22,218	285,406
Selling, general and administrative expense (2)	347,575	—	(16,091)	331,484
Depreciation, amortization and accretion expense	144,902	—	—	144,902
Loss on impairment of intangible assets	—	49,595	—	49,595
(Gain) Loss on assets held for sale	3,500	—	—	3,500

	759,165	49,595	6,127	814,887

Operating Income	92,122	(49,595)	—	42,527

Income (loss) before income taxes and
minority interest	49,413	(49,595)	—	(182)

Income tax expense (benefit)	23,623	(19,590)	—	4,033

Minority share of income	(6,294)	5,354	—	(940)

Income (loss) before cumulative effect
of accounting change	19,496	(24,651)	—	(5,155)

Cumulative effect of accounting change	—	—	—	—

Net income (loss)	$19,496	$(24,651)	$—	$(5,155)

Weighted Average Shares Outstanding (000s)	57,474	—	—	57,474

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect
of accounting change	$0.34	$(0.43)	$—	$(0.09)
Cumulative effect of accounting change	—	—	—	—

Net income (loss)	$0.34	$(0.43)	$—	$(0.09)

Diluted Earnings (Loss) per Share
Income (loss) before cumulative effect
of accounting change	$0.34	$(0.43)	$—	$(0.09)
Cumulative effect of accounting change	—	—	—	—

Net income (loss)	$0.34	$(0.43)	$—	$(0.09)

(1)	Amounts as previously reported in amendment No. 2 to the June 30, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, TDS included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of services and products, respectively. This change was reflected retrospectively in each of the first three quarters of 2003.

	Six Months Ended June 30, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Wireless License Costs and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues (2)	$1,658,705	$--	$13,987	$1,672,692
Operating Expenses
Cost of services and products (2)	525,586	--	46,096	571,682
Selling, general and administrative expense (2)	684,076	--	(32,109)	651,967
Depreciation, amortization and accretion expense	296,129	--	--	296,129
Loss on impairment of intangible assets	--	49,595	--	49,595
(Gain) Loss on assets held for sale (3)	27,000	(1,939)	--	25,061

	1,532,791	47,656	13,987	1,594,434

Operating Income	125,914	(47,656)	--	78,258

Income (loss) before income taxes and
minority interest	48,382	(47,656)	--	726

Income tax expense (benefit) (3)	27,447	(18,829)	--	8,618

Minority share of income (3)	(6,451)	5,143	--	(1,308)

Income (loss) before cumulative effect
of accounting change	14,484	(23,684)	--	(9,200)

Cumulative effect of accounting change	(11,789)	--	--	(11,789)

Net income (loss)	$2,695	$(23,684)	$--	$(20,989)

Weighted Average Shares Outstanding (000s)	58,034	--	--	58,034

Basic Earnings (Loss) per Share
Income (loss) before cumulative effect
of accounting change	$0.24	$(0.41)	$--	$(0.17)
Cumulative effect of accounting change	(0.20)	--	--	(0.20)

Net income (loss)	$0.04	$(0.41)	$--	$(0.37)

Diluted Earnings (Loss) per Share
Income (loss) before cumulative effect
of accounting change	$0.24	$(0.41)	$--	$(0.17)
Cumulative effect of accounting change	(0.20)	--	--	(0.20)

Net income (loss)	$0.04	$(0.41)	$--	$(0.37)

(1)	Amounts as previously reported in amendment No. 2 to the June 30, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, TDS included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of services and products, respectively. This change was reflected retrospectively in each of the first three quarters of 2003.
(3)	The reductions to the (Gain) Loss on assets held for sale and related income tax expense and minority interest are the result of impairment losses recorded on wireless license costs in 2002.

3.	Summary of Significant Accounting Policies

Variable Interest Entities

TDS accounts for variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). This interpretation modifies the requirements for consolidation of investments previously contained in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” Under FIN 46R, certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities and are potentially subject to consolidation by an investor other than the investor with the majority equity interest. The adoption of FIN 46R in January 2004 resulted in the inclusion of one additional wireless market in TDS’s consolidated operations. The operations of such additional market did not have a material impact on TDS’s financial position or results of operations.

Other Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom. One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Service Cost	$591	$419	$1,181	$838
Interest on accumulated benefit obligation	665	620	1,330	1,240
Expected return on plan assets	(337)	(299)	(674)	(599)
Amortization of:
Prior service cost	(179)	(32)	(357)	(64)
Net loss (gain)	237	123	475	247

Net postretirement cost	$977	$831	$1,955	$1,662

TDS has contributed $6.9 million to the postretirement plan assets during 2004. A contribution of $0.4 million was made to plan assets on March 31, 2004. An additional contribution of $6.5 million was made on April 1, 2004.

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $3.0 million and $6.0 million for the three and six months ended June 30, 2004, respectively, and were $3.1 million and $5.7 million for the three and six months ended June 30, 2003, respectively.

TDS also sponsors an unfunded non-qualified deferred supplemental executive retirement plan to supplement the benefits under the qualified plan to offset the reduction of benefits caused by the limitation on annual employee compensation under the tax laws.

Stock-Based Compensation

TDS accounts for stock options, stock appreciation rights and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

No compensation costs have been recognized for stock options in 2004 because, under TDS’s stock option plans, the option exercise price for each grant is equal to the quoted stock price at the grant date. During 2003, TDS recorded compensation cost of $0.3 million related to certain options granted with exercise prices that were less than the market price on the grant date. This expense was recognized during the fourth quarter of 2003.

No compensation costs have been recognized for employee stock purchase plans because the purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with SFAS No. 123, TDS’s net income (loss) available to common and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
Net Income (Loss) Available to Common
As Reported	$41,344	$(5,259)	$61,025	$(21,198)
Pro Forma Expense	(6,054)	(2,580)	(8,602)	(4,389)

Pro Forma Net Income (Loss) Available to Common	$35,290	$(7,839)	$52,423	$(25,587)

Basic Earnings per Share
As Reported	$0.72	$(0.09)	$1.07	$(0.37)
Pro Forma Expense per Share	(0.10)	(0.05)	(0.15)	(0.07)

Pro Forma Basic Earnings per Share	$0.62	$(0.14)	$0.92	$(0.44)

Diluted Earnings per Share
As Reported	$0.72	$(0.09)	$1.06	$(0.37)
Pro Forma Expense per Share	(0.11)	(0.05)	(0.15)	(0.07)

Pro Forma Diluted Earnings per Share	$0.61	$(0.14)	$0.91	$(0.44)

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

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $91.6 million at June 30, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2004 is $27.3 million, and is included in the balance sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $64.3 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

Health Care Benefits

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act expands Medicare coverage, primarily by adding a prescription drug benefit for Medicare-eligible participants starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program to potentially reduce employers’ costs. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Pursuant to guidance from the FASB under FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” TDS has chosen to defer recognition of the potential effects of the Act. Therefore, the retiree health obligations and costs reported in these financial statements do not yet reflect any potential impact of the Act. The FASB published guidance on the accounting for the government subsidy in FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that is effective beginning July 1, 2004. The implementation of this guidance could require TDS to change previously reported information.

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

Earnings per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force on EITF Issue No. 03-6 were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. TDS has reviewed this Issue and concluded that it has no participating securities as defined by EITF Issue No. 03-6.

4.	Income Taxes

Net income (loss) available to common shareholders includes Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets held for sale for the three and six months ended June 30, 2004 and 2003. The 2004 effective income tax rate is lower than 2003 due to favorable settlements of state audits and the reassessment of the state audit issues as well as the refund of state tax credits. The following table summarizes the effective income tax expense (benefit) rates in each of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Effective Tax Rate From
Operations excluding Loss on investments, Loss
on impairment of intangible assets and
(Gain) loss on assets held for sale	38.3%	43.0%	39.1%	42.8%
Loss on investments, Loss on impairment of
intangible assets, and (Gain) loss on
assets held for sale (1)	(40.7)%	(35.9)%	NM	(32.8)%
Income (Loss) before cumulative effect of
accounting changes	38.2%	NM	41.0%	NM
NM – Not Meaningful
(1) The effective tax rate in the six months ended June 30, 2004 related to the provision for Losses on investments, Loss on impairment of intangible assets and (Gain) loss on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”) in February 2004, it was necessary for U.S. Cellular to record a tax provision of $2.5 million at the time of this sale. However, book pretax income in the six months ended June 30, 2004 reflected a $725,000 increase attributable to an adjustment on assets held for sale related to working capital items.

5.	Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets totaled $49.6 million in 2003. As discussed previously, TDS restated 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this restatement, TDS reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million and minority interest of $5.4 million.

The 2004 annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2004. Other than a license impairment loss recorded as a Loss on investments related to a non-operating market, no impairment losses resulted from the 2004 annual impairment tests. See Note 7 – Loss on Investments for a discussion of this license impairment loss.

6.	(Gain) Loss on Assets Held for Sale

TDS recorded an estimated Loss on assets held for sale of $22.0 million in the fourth quarter of 2003 related to the sale of U.S. Cellular’s wireless properties in southern Texas to AT&T Wireless. In the six months ended June 30, 2004, TDS reduced the loss by $725,000 for a total loss of $21.3 million. The loss represents the difference between the book value of the markets sold to AT&T Wireless and the cash received in the transaction when it was completed.

TDS reported a Loss on assets held for sale of $25.1 million in the six months ended June 30, 2003 representing the difference between the carrying value of the Georgia and Florida wireless markets U.S. Cellular transferred to AT&T Wireless and the fair value of the assets received in the exchange transaction. The fair value of the assets to be received was determined using an independent valuation. This exchange transaction was completed on August 1, 2003.

See Note 19 – Acquisitions, Divestitures and Exchanges for further information on both of U.S. Cellular’s transactions with AT&T Wireless.

7.	Loss on Investments

TDS reported a Loss on investments of $1.8 million in the second quarter of 2004. The loss was recorded to reflect an impairment in the carrying value of a license held in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed. TDS had reported a Loss on investments of $3.5 million in the second quarter of 2003 for an impairment in the carrying value of the same license in a non-operating market in Florida.

TDS also reported an impairment loss of $5.0 million in the second quarter of 2003 on a cellular market investment held by TDS Telecom in conjunction with its annual license cost and goodwill impairment testing.

8.	Cumulative Effect of Accounting Change

Effective January 1, 2003, TDS adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with asset retirements. The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million, net of tax and minority interest, or $0.20 per basic and diluted share.

9.	Earnings per Share

Basic earnings per share is computed by dividing net income available to common by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the potential conversion of preferred stock to common shares. The diluted loss per share calculations for the three and six months ended June 30, 2003 exclude the effect of the potentially dilutive securities because their inclusion would be anti-dilutive in each period.

The amounts used in computing earnings per share from operations and the effect on income and the weighted average number of Common and Series A Common Shares of dilutive potential common stock are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Basic Earnings per Share:
Income (Loss) Before Cumulative Effect
of Accounting Change	$41,394	$(5,155)	$61,126	$(9,200)
Preferred Dividend requirement	(50)	(104)	(101)	(209)

Income (Loss) Available to Common	41,344	(5,259)	61,025	(9,409)
Cumulative Effect of Accounting Change	—	—	—	(11,789)

Net Income (Loss) Available to Common used in
Basic Earnings per Share	$41,344	$(5,259)	$61,025	$(21,198)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Diluted Earnings per Share:
Income (Loss) from Operations Available to Common
used in Basic Earnings per Share	$41,344	$(5,259)	$61,025	$(9,409)
Reduction in Preferred Dividends if Preferred Shares
Converted into Common Shares	50	—	—	—
Minority Income Adjustment (1)	(163)	(51)	(225)	(49)

Income (Loss) from Operations Available to Common	41,231	(5,310)	60,800	(9,458)
Cumulative Effect of Accounting Change	—	—	—	(11,789)

Net Income (Loss) Available to Common used in
Diluted Earnings per Share	$41,231	$(5,310)	$60,800	$(21,247)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Shares in thousands)
Weighted Average Number of Common Shares used
in Basic Earnings per Share	57,270	57,474	57,219	58,034
Effects of Dilutive Securities:
Stock Options (2)	235	—	252	—
Conversion of Preferred Shares (3)	74	—	—	—

Weighted Average Number of Common Shares used
in Diluted Earnings per Share	57,579	57,474	57,471	58,034

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

Basic Earnings per Share:
Income (Loss) Before Cumulative Effect of
Accounting Change	$0.72	$(0.09)	$1.07	$(0.17)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

	$0.72	$(0.09)	$1.07	$(0.37)

Diluted Earnings per Share:
Income (Loss) Before Cumulative Effect of
Accounting Change	$0.72	$(0.09)	$1.06	$(0.17)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

	$0.72	$(0.09)	$1.06	$(0.37)

(1)	The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.
(2)	Stock options convertible into 683,281 Common Shares in the three and six months ended June 30, 2004 were not included in computing Diluted Earnings per Share because their effects were antidilutive. Stock options convertible into 1,816,675 Common Shares in the three and six months ended June 30, 2003 were not included in computing Diluted Earnings per Share because their effects were antidilutive.
(3)	Preferred shares convertible into 74,016 Common Shares in the six months ended June 30, 2004 were not included in computing Diluted Earnings per Share because their effects were antidilutive. Preferred shares convertible into 226,767 and 227,083 Common Shares in the three and six months ended June 30, 2003 were not included in computing Diluted Earnings per Share because their effects were antidilutive.

10.	Marketable Equity Securities

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communication services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunication entity in which several TDS subsidiaries held interests.

The market values of the marketable equity securities may fall below the accounting cost basis of such securities. If management determines the decline in value of the marketable equity securities to be “other than temporary,” the unrealized loss included in Other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

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

Information regarding TDS’s marketable equity securities is summarized as follows:

	June 30, 2004	December 31, 2003

	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,312,414	$2,403,123
Vodafone Group Plc - 12,945,915 American Depositary Receipts	286,105	324,166
VeriSign, Inc. - 2,361,333 Common Shares	46,991	38,490
Rural Cellular Corporation - 719,396 equivalent Common Shares	6,381	5,719
Other	222	912

Aggregate fair value	2,652,113	2,772,410
Accounting cost basis	1,543,936	1,543,932

Gross unrealized holding gains	1,108,177	1,228,478
Deferred income tax (expense)	(432,647)	(479,683)

Unrealized holding gains, net of tax	675,530	748,795
Derivative instruments, net of tax	(371,637)	(447,319)
Equity method unrealized gains	262	126
Minority share of unrealized holding gains	(4,075)	(4,782)

Accumulated other comprehensive income	$300,080	$296,820

11.	Goodwill

TDS has substantial amounts of goodwill as a result of the acquisition of wireless licenses and markets, and the acquisition of operating telephone companies. The changes in goodwill for the six months ended June 30, 2004 and 2003, were as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC” in the table.

		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	Other(1)	Total

Beginning Balance December 31, 2003	$430,256	$397,341	$29,440	$30,900	$887,937
Acquisitions	3,649	—	—	—	3,649
Other Adjustments	(651)	—	—	—	(651)

Ending Balance June 30, 2004	$433,254	$397,341	$29,440	$30,900	$890,935

As Restated
Beginning Balance December 31, 2002	$504,744	$397,482	$29,440	$35,900	$967,566
Impairment Loss	—	—	—	(5,000)	(5,000)
Allocation to Assets of Operations
Held for Sale	(69,961)	—	—	—	(69,961)
Other Adjustments	(2,308)	(455)	—	—	(2,763)

Ending Balance June 30, 2003	$432,475	$397,027	$29,440	$30,900	$889,842

(1)	Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary.

12.	Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

Significant investments in TDS’s unconsolidated entities include the following:

	June 30, 2004	June 30, 2003

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership	8.0%	8.0%
Midwest Wireless Communications, LLC	15.7%	15.7%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS's investments are accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Results of operations
Revenues	$811,000	$592,000	$1,460,000	$1,165,000
Operating expenses	561,000	427,000	1,038,000	868,000

Operating income	250,000	165,000	422,000	297,000
Other income (expense), net	(3,000)	2,000	1,000	4,000

Net Income	$247,000	$167,000	$423,000	$301,000

13.	Customer Lists

The customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the first quarter of 2004 added $12.9 million to the gross balance at June 30, 2004. Amortization expense was $3.7 million and $6.7 million for the three and six months ended June 30, 2004, respectively, and was $4.5 and $9.0 million for the three and six months ended June 30, 2003, respectively. Amortization expense for the remainder of 2004 and for the years 2005-2008 is expected to be $5.7 million, $8.3 million, $5.4 million, $3.6 million and $2.4 million, respectively.

14.	Property, Plant and Equipment

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of Time Division Multiple Access (“TDMA”) radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by law to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to Code Division Multiple Access (“CDMA”) 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are expected to be in use. These changes increased depreciation by $2.5 million and $9.9 million for the three and six months ended June 30, 2004, respectively, and is estimated to increase depreciation by $14.9 million for the full year 2004. The change in useful lives reduced net income by $1.2 million, or $0.02 per share for the three months ended June 30, 2004, and $4.9 million, or $0.09 per share for the six months ended June 30, 2004.

In the second quarter of 2004, certain U.S. Cellular TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular has commenced the cell site fixed asset inventory review and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimates that the review, when completed, will result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required.

15.	Revolving Credit Facilities and Forward Contracts

TDS has a $600 million revolving credit facility for general corporate purposes. At June 30, 2004, this credit facility had $596.8 million available for use, net of $3.2 million of outstanding letters of credit. This credit facility expires in January 2007. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. The contractual spread was 30 basis points as of June 30, 2004 (for a rate of 1.67% based on the one month LIBOR rate at June 30, 2004).

TDS also has $75 million of additional bank lines of credit for general corporate purposes, all of which was unused at June 30, 2004. These line of credit agreements expire in less than one year and provide for borrowings at negotiated rates up to the prime rate (4.0% at June 30, 2004 and subsequently increased to 4.25% as of July 1, 2004).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At June 30, 2004, this credit facility had $699.8 million available for use, net of outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of June 30, 2004 (for a rate of 1.92% based on the one month LIBOR rate at June 30, 2004).

Subsidiaries of TDS and U.S. Cellular have entered into a number of variable prepaid forward contracts (“forward contracts”) related to the marketable equity securities that they hold. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or cash.

On May 14, 2004, TDS filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under the revolving credit agreements and certain of the forward contracts with one counterparty. TDS and U.S. Cellular had not failed to make any scheduled payments under such revolving credit agreements or forward contracts. TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit agreements and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

16.	Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability and related asset retirement obligation accretion expense. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at June 30, 2004 was $64.5 million and $66.3 million, respectively.

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up the asset retirement obligation amounts shown on the balance sheet. The regulatory liability included in asset retirement obligation at December 31, 2003 and at June 30, 2004 was $28.2 million and $29.9 million, respectively. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at June 30, 2004 was $31.8 million and $32.6 million, respectively.

TDS Telecom’s competitive local exchange carrier adopted SFAS No. 143 effective January 1, 2003. TDS Telecom has determined that its competitive local exchange carrier does not have a material legal obligation to remove long-lived assets as described by SFAS 143.

The table below summarizes the changes in asset retirement obligations during the six months ended June 30, 2004.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)
Beginning Balance - December 31, 2003	$64,501	$60,000	$124,501
Additional liabilities accrued	1,013	3,147	4,160
Accretion expense	2,436	—	2,436
Costs of removal incurred in 2004	—	(647)	(647)
Disposition of assets (1)	(1,635)	—	(1,635)

Ending Balance - June 30, 2004	$66,315	$62,500	$128,815

(1) This change in the asset retirement obligation relates to those obligations which were associated with the properties sold to AT&T Wireless in February 2004 and are no longer obligations of U.S. Cellular.

17.	Long-Term Debt

On May 25, 2004, U.S. Cellular filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement became effective on June 2, 2004.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due June 15, 2034 under this registration statement. Interest on the notes is paid quarterly. U.S. Cellular may redeem the notes, in whole or in part, at any time on and after June 17, 2009, at redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

Also, on June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due December 15, 2033 priced to yield 7.21% to maturity under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This is a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

On June 24, 2004, U.S. Cellular issued redemption notices to holders of U.S. Cellular’s subordinated 6% zero coupon convertible debentures (also known as Liquid Yield Option Notes) and on June 28, 2004 issued redemption notices to holders of U.S. Cellular’s 7.25% senior notes. Consequently, $162.4 million of Liquid Yield Option Notes and $250 million of 7.25% senior notes were reclassified to Current portion of long-term debt on the Balance Sheet.

The total net proceeds from the 7.5% and 6.7% senior note offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes, on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes as of August 16, 2004. No gain or loss is expected to be recognized as a result of such redemptions. However, U.S. Cellular expects to charge $3.6 million of deferred debt expenses to the Statement of Operations related to the redemption of long-term debt.

18.	Common Share Repurchase Program

The Board of Directors of TDS has authorized the repurchase of TDS Common Shares. In 2003, the Board of Directors authorized the repurchase of up to 3.0 million Common Shares through February 2006. TDS may use repurchased shares to fund acquisitions and for other corporate purposes.

In the six months ended June 30, 2004, TDS repurchased 214,800 Common Shares under this authorization for an aggregate of $14.9 million, representing an average per share price of $69.16 including commissions. As of June 30, 2004, shares remaining available for repurchase under this authorization totaled 824,300.

In the six months ended June 30, 2003, TDS repurchased 1.4 million Common Shares under this authorization for an aggregate of $56.5 million, representing an average per share price of $40.99, including commissions.

19.	Acquisitions, Divestitures and Exchanges

2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets held for sale in the fourth quarter of 2003 and a $725,000 reduction of the loss in the six months ended June 30, 2004) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

Prior to the close of the AT&T Wireless sale, TDS reflected the assets and liabilities to be transferred to AT&T Wireless as assets and liabilities of operations held for sale in accordance with SFAS No. 144. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

In addition, in 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased wireless license costs, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

2003 Activity

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In return, U.S. Cellular received the following a) rights to acquire controlling interests in 36 personal communication service licenses contiguous to and that overlap existing U.S. Cellular properties in 13 states in the Midwest and the Northeast; b) approximately $34 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as Wireless license rights on the Balance Sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. An estimated loss of $25.1 million was recorded in the six months ended June 30, 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

20.	Accumulated Other Comprehensive Income

The cumulative balance of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Six Months Ended June 30,

	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$296,820	$191,704

Marketable Equity Securities
Add (Deduct):
Unrealized (losses) on marketable equity securities	(120,300)	356,906
Income tax (expense) benefit	47,036	(139,338)

	(73,264)	217,568
Unrealized gains (losses) of equity method companies	135	(489)
Minority share of unrealized (gains) losses	3,260	(1,828)

Net unrealized (losses)	(69,869)	215,251

Deduct (Add):
Recognized (losses) on marketable equity securities	—	(168)
Income tax benefit	—	62

	—	(106)
Minority share of recognized losses	—	21

Net recognized (losses) from marketable equity securities
included in net income	—	(85)

	(69,869)	215,336

Derivative Instruments
Unrealized gains on derivative instruments	124,206	(240,733)
Income tax (expense) benefit	(48,523)	93,864

	75,683	(146,869)
Minority share of unrealized (gains) losses on derivative
instruments	(2,554)	735

	73,129	(146,134)

Net change in unrealized gains (losses) included in
comprehensive income (loss)	3,260	69,202

Balance, end of period	$300,080	$260,906

	Six Months Ended June 30,

	2004	2003

	(Dollars in thousands)
Accumulated Unrealized Gains (Losses) on Derivative Instruments

Balance, beginning of period	$(441,300)	$(49,584)
Add (Deduct):
Unrealized gains (losses) on derivative instruments	124,206	(240,733)
Income tax (expense) benefit	(48,523)	93,864
Minority share of unrealized (gains) losses on derivative instruments	(2,554)	735

Balance, end of period	$(368,171)	$(195,718)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Comprehensive Income (Loss)
Net Income (loss)	$41,394	$(5,155)	$61,126	$(20,989)
Net change in unrealized gains (losses)
on securities and derivative instruments	(25,715)	68,141	3,260	69,202

	$15,679	$62,986	$64,386	$48,213

21.	Business Segment Information

Financial data for TDS’s business segments for each of the three and six month periods ended or at June 30, 2004 and 2003 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at June 30, 2004		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$712,225	$163,517	$59,781	$(935)	$934,588
Cost of services and products	255,069	39,184	23,514	(537)	317,230
Selling, general and administrative
expense	269,619	43,037	30,800	(398)	343,058

Operating income before depreciation,
amortization and accretion (2)	187,537	81,296	5,467	—	274,300
Depreciation, amortization and
accretion expense	122,249	32,425	9,737	—	164,411
(Gain) loss on assets held for sale	(582)	—	—	—	(582)

Operating income (loss)	65,870	48,871	(4,270)	—	110,471
Significant noncash items:
Investment income	18,361	175	—	(4)	18,532
Loss on investments	(1,830)	—	—	—	(1,830)
Marketable equity securities	229,712	—	—	2,422,401	2,652,113
Investment in unconsolidated entities	189,463	19,955	—	24,749	234,167
Total assets	5,232,843	1,841,235	235,824	3,177,717	10,487,619
Capital expenditures	$162,579	$26,961	$8,596	$1,353	$199,489

Three Months Ended or at June 30, 2003 As Restated		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$645,937	$159,805	$52,479	$(807)	$857,414
Cost of services and products	226,612	39,834	19,220	(260)	285,406
Selling, general and administrative
expense	258,095	44,616	29,320	(547)	331,484

Operating income before depreciation,
amortization and accretion, loss on
impairment of intangible assets and
loss on assets held for sale (2)	161,230	75,355	3,939	—	240,524
Depreciation, amortization and
accretion expense	104,694	32,121	8,087	—	144,902
Loss on impairment of intangible assets	49,595	—	—	—	49,595
Loss on assets held for sale	3,500	—	—	—	3,500

Operating income (loss)	3,441	43,234	(4,148)	—	42,527
Significant noncash items:
Investment income	13,484	169	—	(136)	13,517
Loss on investments	—	—	—	(5,000)	(5,000)
Marketable equity securities	202,879	—	—	2,097,354	2,300,233
Investment in unconsolidated entities	171,214	19,069	—	24,838	215,121
Total assets	4,841,141	1,876,373	233,526	3,090,725	10,041,765
Capital expenditures	$163,076	$29,288	$5,504	$1,672	$199,540

Six Months Ended or at June 30, 2004		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,369,875	$322,636	$114,517	$(1,928)	$1,805,100
Cost of services and products	512,480	73,701	43,561	(1,119)	628,623
Selling, general and administrative
expense	527,825	86,448	60,237	(809)	673,701

Operating income before depreciation,
amortization and accretion (2)	329,570	162,487	10,719	—	502,776
Depreciation, amortization and
accretion expense	236,143	64,972	18,748	—	319,863
(Gain) loss on assets held for sale	(725)	—	—	—	(725)

Operating income (loss)	94,152	97,515	(8,029)	—	183,638
Significant noncash items:
Investment income	32,648	350	—	164	33,162
Loss on investments	(1,830)	—	—	—	(1,830)
Marketable equity securities	229,712	—	—	2,422,401	2,652,113
Investment in unconsolidated entities	189,463	19,955	—	24,749	234,167
Total assets	5,232,843	1,841,235	235,824	3,177,717	10,487,619
Capital expenditures	$263,114	$44,577	$15,052	$2,372	$325,115

Six Months Ended or at June 30, 2003 As Restated		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,249,711	$319,402	$104,918	$(1,339)	$1,672,692
Cost of services and products	453,220	77,979	41,003	(520)	571,682
Selling, general and administrative
expense	508,447	87,033	57,306	(819)	651,967

Operating income before depreciation,
amortization and accretion, loss on
impairment of intangible assets and
loss on assets held for sale (2)	288,044	154,390	6,609	—	449,043
Depreciation, amortization and
accretion expense	214,271	65,740	16,118	—	296,129
Loss on impairment of intangible assets	49,595	—	—	—	49,595
Loss on assets held for sale	25,061	—	—	—	25,061

Operating income (loss)	(883)	88,650	(9,509)	—	78,258
Cumulative effect of accounting change,
net of tax and minority interest	(14,346)	—	—	2,557	(11,789)
Significant noncash items:
Investment income	25,862	339	—	66	26,267
Loss on investments	(3,500)	—	—	(5,000)	(8,500)
Marketable equity securities	202,879	—	—	2,097,354	2,300,233
Investment in unconsolidated entities	171,214	19,069	—	24,838	215,121
Total assets	4,841,141	1,876,373	233,526	3,090,725	10,041,765
Capital expenditures	$304,002	$44,700	$9,209	$3,013	$360,924

(1)

Consists of the TDS Corporate operations, TDS Telecom intercompany revenue and expense eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

(2)

Operating income before depreciation, amortization and accretion and Operating income before depreciation, amortization and accretion, loss on impairment of intangible assets and Loss on assets held for sale are measures of profit and loss used by the chief operating decision maker to review the operating performance of each reportable business segment and is reported above in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Total operating income from
reportable segments	$110,471	$42,527	$183,638	$78,258
Investment and other income and expense	(28,621)	(42,709)	(58,443)	(77,532)

Income (loss) before income taxes and
minority interest	$81,850	$(182)	$125,195	$726

22.	Commitments and Contingencies

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

23.	Subsequent Events

Redemption of Liquid Yield Option Notes

U.S. Cellular’s issued a notice of redemption on June 24, 2004 and all of the Liquid Yield Option Notes were redeemed at the accreted value of $163.3 million on July 26, 2004. U.S. Cellular’s Liquid Yield Option Notes were convertible, at the option of their holders, at any time prior to the close of business on the redemption date, into Common Shares at a conversion rate of 9.475 Common Shares per $1,000 of Notes. Upon conversion, U.S. Cellular had the option to deliver to holders either Common Shares or cash equal to the market value of the Common Shares into which the Liquid Yield Option Notes were convertible.

Sale of Wireless Properties

On August 4, 2004, TDS announced that U.S. Cellular and TDS Telecom had entered into definitive agreements with ALLTEL Communications, Inc. ("ALLTEL") to sell certain wireless properties. TDS subsidiaries will sell three consolidated properties and six minority interests to ALLTEL for $143 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The transactions are subject to regulatory approvals. The closing of the transactions is expected to occur in the fourth quarter of 2004.

The following table summarizes the recorded value of the assets and liabilities of the properties that TDS subsidiaries will be transferring:

June 30, 2004

(Dollars in thousands)
Current assets	$11,980
Property, plant and equipment, net	30,770
Licenses	258
Goodwill	39,157
Investment in unconsolidated entities	21,815
Other	1,044

Total assets	105,024

Current liabilities	3,713
Deferred credits	489

Total liabilities	4,202

Net assets to be transferred	$100,822

TDS expects to record a gain related to these transactions for the excess of the cash received over the book value of the net assets given up, subject to a working capital adjustment. As a result of signing the definitive agreements for these transactions, TDS will reclassify the net assets of the properties to be transferred as assets held for sale in the third quarter of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.8 million wireless telephone customers and wireline telephone equivalent access lines. TDS conducts substantially all of its wireless telephone operations through its 82.1%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

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

RESTATEMENTS AND RECLASSIFICATIONS

Wireless License Costs and Goodwill Restatements

On May 14, 2004 TDS restated its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, TDS allocated the excess of purchase price of wireless properties over tangible assets and liabilities acquired to wireless license costs and goodwill. At that time, the accounting treatment for the TDS’s wireless licenses and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, TDS restated the allocation of $138.9 million of purchase price recorded as goodwill to wireless license costs as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of wireless license costs by a corresponding $90.7 million. Following these adjustments, TDS reperformed the impairment tests for its wireless license costs as of January 1, 2002, and recorded an impairment loss of $20.9 million, before an income tax benefit of $8.2 million and minority interest of $2.3 million. This impairment was recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS 142.

In the first quarter of 2003, TDS had recorded a Loss on assets held for sale related to the pending disposition of certain wireless properties. The wireless license costs upon which the impairment was recorded in the first quarter of 2002 included the wireless license costs of these properties. As a result, a portion of the originally recognized Loss on assets held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, Loss on assets held for sale in 2003 has been reduced by $1.9 million, before an income tax benefit of $0.8 million and minority interest of $0.2 million.

In addition, as a result of the restatement discussed above, TDS also reperformed the annual impairment test for its wireless license costs for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million and minority interest of $5.4 million in the second quarter of 2003.

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, costs for equipment sold by U.S. Cellular to retain current customers were included in selling, general and administrative expense. These costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and reclassified U.S. Cellular equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expense and into operating revenues and cost of services and products, respectively, for each period presented. These reclassifications have been reflected in the three and six months ended June 30, 2003. These reclassifications increased operating revenues for the three and six months ended June 30, 2003 by $6.1 million and $14.0 million, respectively, and increased cost of services and products by $22.2 million and $46.1 million, respectively, from the amounts originally reported. Selling, general and administrative expense was reduced by $16.1 million and $32.1 million, respectively, from the amounts originally reported in the results for the three and six months ended June 30, 2003 to reflect the amounts reclassified to operating revenues and cost of services and products. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of TDS for the three and six months ended June 30, 2003.

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

U.S. Cellular’s operating income in the six months ended June 30, 2004 increased $95.1 million to $94.2 million from an operating loss of $883,000 in 2003. The operating income (loss) margins (as a percent of service revenues) were 7.3% in 2004 and less than (1%) in 2003. U.S. Cellular’s 2003 operating loss and operating loss margin were significantly affected by the Loss on assets held for sale and Loss on impairment of intangible assets. Although operating income and margins improved in 2004, TDS expects that there will be pressure on U.S. Cellular operating income and margins in the next few years related to the following factors:

costs of customer acquisition and retention; competition; increased customer use of its services; launching service in new areas; and continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:

reduced outbound roaming costs per minute; and expansion of revenues from data-related services.

See “U.S. Cellular Operations.”

TDS Telecom — TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service and Internet access, to rural, suburban and selected small urban area communities. TDS Telecom’s business plan is designed to leverage TDS Telecom’s strength as an incumbent local exchange carrier into a full-service telecommunications company that includes competitive local exchange carrier operations. TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. TDS Telecom’s strategy includes gaining additional market share and deepening penetration of vertical services within established markets. The strategy places primary emphasis on small and medium-sized commercial customers and on residential customers.

Both incumbent local exchange carriers and competitive local exchange carriers are faced with significant challenges, including the industry declines in long distance minutes of use and use of second lines by customers, growing competition from wireless and other communications providers, lack of access to and potentially uneconomic pricing of unbundled network elements, changes in regulation and new technologies such as Voice Over Internet Protocol. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

TDS Telecom’s operating income in the six months ended June 30, 2004 increased $10.4 million to $89.5 million from $79.1 million in 2003. The operating income margins were 20.5% in 2004 and 18.7% in 2003. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2004 primarily through the increase in penetration of existing markets by its competitive local exchange operations. The incumbent local exchange carrier operations increased revenues $3.2 million or 1% in 2004 and the competitive local exchange carrier operations increased revenues by $9.6 million, or 9%. TDS Telecom continues to look for ways to control costs while increasing the penetration of its competitive local exchange carrier markets.

See “TDS Telecom Operations.”

Financing Initiatives

TDS and its subsidiaries had Cash and cash equivalents totaling $1,381.4 million, $1,296.6 million of revolving credit facilities available for use and an additional $75 million of bank lines of credit as of June 30, 2004. TDS and its subsidiaries are also generating substantial internal funds from operations. Cash flows from operating activities totaled $325.5 million in the six months ended June 30, 2004. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets. Management believes that cash on hand, expected future cash flows from operations and existing sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures. TDS is committed to maintaining a strong balance sheet and an investment grade rating.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of 7.5% senior notes due 2034. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

On June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of 6.7% senior notes due 2033 priced to yield 7.21% to maturity. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This is a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

On June 24, 2004, U.S. Cellular issued redemption notices to holders of U.S. Cellular’s subordinated 6% zero coupon convertible debentures (also known as Liquid Yield Option Notes) and on June 28, 2004 issued redemption notices to holders of U.S. Cellular’s 7.25% senior notes. Consequently, $162.4 million of Liquid Yield Option Notes and $250 million of 7.25% senior notes were reclassified to Current portion of long-term debt on the Balance Sheet.

The total net proceeds from the 7.5% and 6.7% senior note offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes, on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% senior notes as of August 16, 2004.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Operating Revenues increased $132.4 million, or 8%, to $1,805.1 million during the six months ended June 30, 2004 from $1,672.7 million during the six months ended June 30, 2003 primarily as a result of an 8% increase in customers and equivalent access lines served. U.S. Cellular’s operating revenues increased $120.2 million, or 10%, to $1,369.9 million in 2004 from $1,249.7 million in 2003 as customers served increased by 341,000, or 8%, since June 30, 2003, to 4,684,000. Of the 341,000 increase in customers, 540,000 were added through U.S. Cellular’s marketing channels while 199,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestitures to AT&T Wireless in August 2003 and February 2004. TDS Telecom operating revenues increased $12.2 million, or 3%, to $435.2 million in 2004 from $423.0 million in 2003 as equivalent access lines increased by 78,800 or 8%, since June 30, 2003 to 1,121,200, and due to $2.5 million in one-time adjustments to certain competitive local exchange carrier revenue accruals. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $27.1 million, or 2%, to $1,621.5 million in 2004 from $1,594.4 million in 2003 primarily reflecting growth in operations offset by losses recorded in 2003. U.S. Cellular’s operating expenses increased $25.1 million, or 2%, to $1,275.7 million in 2004 from $1,250.6 million in 2003 primarily reflecting costs associated with providing service to an expanding customer base. In 2003, operating expenses included a $49.6 million Loss on impairment of intangible assets and a $25.1 million Loss on assets held for sale related to the exchange of wireless properties in Georgia and Florida with AT&T Wireless in August 2003. TDS Telecom’s expenses increased $1.9 million, or less than 1%, to $345.7 million in 2004 from $343.8 million in 2003 primarily reflecting cost control measures.

Operating Income increased $105.3 million to $183.6 million in 2004 from $78.3 million in 2003. Operating margin increased to 10.2% in 2004 from 4.7% in 2003 on a consolidated basis. U.S. Cellular’s operating income increased to $94.2 million from an operating loss of $883,000 in 2003 and its operating income (loss) margin, as a percentage of service revenues, increased to 7.3% in 2004 from less than (1%) in 2003. TDS Telecom’s operating income increased $10.4 million, or 13%, to $89.5 million in 2004 from $79.1 million in 2003 and its operating margin rose to 20.5% in 2004 from 18.7% in 2003 due in part to one-time adjustments to certain competitive local exchange carrier revenue accruals that increased operating revenues and operating income by $2.5 million.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, loss on investments and interest expense. Investment and other income (expense) totaled ($58.4) million in 2004 and ($77.5) million in 2003.

Investment income increased $6.9 million, or 26%, to $33.2 million in 2004 from $26.3 million in 2003. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting. The aggregate net income of these entities increased significantly in 2004, resulting in a corresponding increase in investment income.

Interest and dividend income decreased $2.3 million, or 22%, to $8.1 million in 2004 from $10.4 million in 2003 primarily due to lower average interest rates and lower average cash balances in 2004 than 2003.

Loss on investments totaled $1.8 million in 2004 and $8.5 million in 2003. TDS recorded a $5.0 million impairment loss on a wireless investment held by TDS Telecom in the second quarter of 2003. A $3.5 million license impairment loss was recorded in the second quarter of 2003 related to a wireless investment in a non-operating market in Florida that remained with U.S. Cellular after the AT&T Wireless exchange. An additional impairment loss of $1.8 million was recorded in the second quarter of 2004 to reflect further impairment in the carrying value of this same wireless investment in Florida.

Interest (expense) increased $7.8 million, or 9%, to $95.2 million in 2004 from $87.4 million in 2003. The increase was primarily due to amounts related to the issuance of 30-year 6.7% Senior Notes ($15.4 million) by U.S. Cellular in December 2003 offset by a reduction of interest on U.S. Cellular short-term debt ($3.7 million) and on TDS Medium-term notes ($3.1 million). TDS paid down $70.5 million of Medium-term notes in June and July of 2003.

Minority interest in income of subsidiary trust decreased $12.4 million in 2004. In September 2003, TDS redeemed all $300 million of Company-Obligated Mandatorily Redeemable Preferred Securities at par plus accrued and unpaid distributions. There was no gain or loss on this transaction.

Income Tax Expense increased $42.8 million to $51.4 million in 2004 from $8.6 million in 2003 primarily due to higher pretax income and the tax effects on the Loss on impairment of intangible assets and on the (Gain) loss on assets held for sale in 2003. Losses totaled $83.2 million ($46.8 million, net of a tax benefit of $27.2 million and minority interest of $9.2 million) in 2003. The effective tax rate was 41.0% in 2004 and was not meaningful in 2003 due to the effect of the losses. Excluding the tax on losses, the effective tax rate was 39.1% in 2004 and 42.8% in 2003. For a discussion of TDS’s effective tax rates in 2004 and 2003, see Note 4 – Income Taxes.

Minority Share of (Income) Loss includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $9.2 million due to U.S. Cellular’s Loss on impairment of intangible assets, Loss on assets held for sale and Loss on investments.

	Six Months Ended June 30,

	2004	2003 As Restated	Change

	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$(8,452)	$2,708	$(11,160)
Minority Shareholders' or Partners'	(4,211)	(3,988)	(223)

	(12,663)	(1,280)	(11,383)
Other	(24)	(28)	4

	$(12,687)	$(1,308)	$(11,379)

Income (Loss) Before Cumulative Effect of Accounting Change totaled $61.1 million, or $1.06 per diluted share, in 2004 compared to $(9.2) million, or $(0.17) per diluted share, in 2003.

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

Net Income (Loss) Available to Common totaled $61.0 million, or $1.06 per diluted share, in 2004 and $(21.2) million, or $(0.37) per diluted share, in 2003.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.1%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Growth in the customer base is the primary reason for the growth in U.S. Cellular’s revenues and expenses. The number of customers served increased by 341,000 or 8%, since June 30, 2003, to 4,684,000 due to customer additions from its marketing channels. Of the 341,000 increase in customers, 540,000 were added through U.S. Cellular’s marketing channels while 199,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily from the transactions discussed below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Operating Revenues
Retail service	$576,541	$511,106	$1,116,769	$983,414
Inbound roaming	44,516	56,840	87,015	111,446
Long-distance and other service
revenues	41,601	42,163	78,256	79,850

Service Revenues	662,658	610,109	1,282,040	1,174,710
Equipment sales	49,567	35,828	87,835	75,001

	712,225	645,937	1,369,875	1,249,711

Operating Expenses
System operations (exclusive of
depreciation included below)	144,886	147,032	282,410	284,997
Cost of equipment sold	110,183	79,580	230,070	168,223
Selling, general and administrative	269,619	258,095	527,825	508,447
Depreciation	110,314	87,463	211,754	182,363
Amortization and accretion	11,935	17,231	24,389	31,908
Loss on impairment of intangible
assets	—	49,595	—	49,595
Loss on assets held for sale	(582)	3,500	(725)	25,061

	646,355	642,496	1,275,723	1,250,594

Operating Income	$65,870	$3,441	$94,152	$(883)

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In exchange, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses; b) approximately $34.0 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as Wireless license rights on the Balance Sheet.

An estimated loss of $25.1 million was recorded in the six months ended June 30, 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction. The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations for the three and six months ended June 30, 2003.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets held for sale in the fourth quarter of 2003 and a $725,000 reduction of the loss in the six months ended June 30, 2004) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The southern Texas markets sold to AT&T Wireless are included in results of operations from January 1, 2004 through February 17, 2004.

Operating revenues increased $120.2 million, or 10%, to $1,369.9 million in 2004 from $1,249.7 million in 2003.

Service revenues increased $107.3 million, or 9%, to $1,282.0 million in 2004 from $1,174.7 million in 2003. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $46.96 in the six months ended June 30, 2004, a 2% increase from an average of $46.24 in the first six months of 2003. The numerator of this calculation of average monthly revenues per customer for the six months ended June 2004 and 2003 consists of the revenue for the respective six month period divided by six. The denominator consists of the average number of customers. Average customers totaled 4,550,000 for the six months ended June 30, 2004 and 4,234,000 for the six months ended June 30, 2003.

Retail service revenues increased $133.4 million, or 14%, to $1,116.8 million in 2004 from $983.4 million in 2003. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 8% to 4,684,000 at June 30, 2004, from 4,343,000 at June 30, 2003. Of the 341,000 increase in customers, 540,000 were added through U.S. Cellular’s marketing channels while 199,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestitures to AT&T Wireless in August 2003 and February 2004. Average monthly retail service revenue per customer increased 6% to $40.91 in 2004 from $38.71 in 2003. The increase in average monthly retail service revenue per customer was primarily driven by the increase in minutes of use per customer and by growth in revenue from data products.

U.S. Cellular management anticipates that growth in the customer base in U.S. Cellular’s wireless markets will be slower in the future, primarily as a result of the increased competition in its markets and continued penetration of the consumer market. However, as U.S. Cellular expands its operations in Chicago and into its other recently acquired markets in future years, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 517 in 2004 and 401 in 2003. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of this increase was partially offset by a decrease in average revenue per minute of use in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. U.S. Cellular management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $24.4 million, or 22%, to $87.0 million in 2004 from $111.4 million in 2003. The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. In 2004, the increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry and strong customer growth for carriers who use Code Division Multiple Access (“CDMA”) digital radio technology, partially offset by the loss of minutes of use from the markets transferred and sold to AT&T Wireless. Contributing to the decrease in inbound roaming revenue in 2004 was the effect of the transfer of Florida and Georgia markets to AT&T Wireless in August 2003 and the sale of southern Texas markets to AT&T Wireless in February 2004; these markets had historically provided substantial amounts of inbound roaming revenue. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

U.S. Cellular management anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market;
  the divestiture of U.S. Cellular's markets in Florida and Georgia in August 2003 and in southern Texas in February 2004, which have historically provided substantial inbound roaming minutes of use;
  U.S. Cellular's roaming partners may switch their business from U.S. Cellular to other operators or to their own systems; and
  as certain wireless operators convert their networks to Global System for Mobile Communication (“GSM”) digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access (“TDMA”) service, those operators may switch their business to other operators who offer GSM service.

U.S. Cellular management also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other revenue decreased $1.6 million, or 2%, to $78.3 million in 2004 from $79.9 million in 2003, primarily related to price reductions related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge, partially offset by an increase in the volume of long-distance calls billed by U.S. Cellular from inbound roamers using its systems to make long-distance calls.

Equipment sales revenues increased $12.8 million, or 17%, to $87.8 million in 2004 from $75.0 million in 2003. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new to U.S. Cellular or are current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, set roaming preferences and pass along quantity discounts. U.S. Cellular management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers. Equipment sales revenues have grown less significantly than cost of equipment sold in the six months ended June 30, 2004 due to the continued substantial discounting of handsets. This trend is occurring throughout the wireless industry.

Equipment sales revenue from handset sales to agents is recognized upon delivery of the related products to the agents, net of any anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or retain current customers.

Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), the primary driver of equipment sales revenues, increased 10% in 2004. The higher percentage increase in revenues from handset sales than in gross customer activations was driven by an increase in sales of higher priced data-enabled handsets. These handsets were offered in conjunction with the launch of U.S. Cellular’s data services products, which began in the second half of 2003.

Operating expenses increased $25.1 million, or 2%, to $1,275.7 million in 2004 from $1,250.6 million in 2003.

System operations expenses (excluding depreciation) decreased $2.6 million, or less than (1%), to $282.4 million in 2004 from $285.0 million in 2003. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The decrease in system operations expenses in 2004 was due to the following factors:

the divestitures of markets to AT&T Wireless in August 2003 and February 2004; and an ongoing reduction both in the per-minute cost of usage on U.S. Cellular's systems and in negotiated roaming rates.

The effects of the above factors were partially offset by the following factors:

  an 8% increase in the number of cell sites within U.S. Cellular's systems, to 4,420 in 2004 from 4,106 in 2003, as U.S. Cellular continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
  increases in minutes of use on U.S. Cellular's systems and by its customers using other systems when roaming.

As a result of the above factors, the components of system operations expenses were affected as follows:

  expenses incurred when U.S. Cellular’s customers used other systems when roaming decreased $18.9 million;
  the cost of minutes of use on U.S. Cellular’s systems increased $12.7 million; and
  maintenance, utility and cell site expenses increased $3.6 million.

In 2004, roaming charges paid by U.S. Cellular to third parties when its customers roamed in the Chicago market declined compared to 2003. Continued integration of the Chicago market into U.S. Cellular’s operations in 2004 resulted in increased use of U.S. Cellular’s system by U.S. Cellular’s customers and a corresponding decrease in roaming by its customers on other systems in the Midwest.

In total, U.S. Cellular management expects system operations expenses to increase over the next few years, driven by the following factors:

  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and
  increases in minutes of use, both on U.S. Cellular's systems and by U.S. Cellular's customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the Chicago area has historically been U.S. Cellular’s customers’ most popular roaming destination, U.S. Cellular management anticipates that the continued integration of the Chicago market and other recently launched markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’ networks. Additionally, U.S. Cellular’s acquisition and subsequent buildout of licensed areas received in the AT&T Wireless exchange transaction may shift more minutes of use to U.S. Cellular’s systems, as many of these licensed areas are major roaming destinations for U.S. Cellular’s current customers.

Cost of equipment sold increased $61.9 million, or 37%, to $230.1 million in 2004 from $168.2 million in 2003. The increase was due to the 10% increase in new customer activations as well as an increase in handsets sold to customers for retention purposes. Retention costs have increased as U.S. Cellular continued to focus on retaining customers by offering existing customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached. In addition, the overall cost per handset increased in the first six months of 2004 as more customers purchased higher priced data-enabled handsets.

Selling, general and administrative expenses increased $19.4 million, or 4%, to $527.8 million in 2004 from $508.4 million in 2003. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in the first six months of 2004 is primarily due to the following factors:

  an $11.7 million increase in expenses related to payments into the federal universal service fund, based on an increase in rates due to changes in the FCC regulations as of April 2003, substantially all of which is offset by increases in retail service revenue for amounts passed through to customers; and
  a $9.1 million increase in advertising costs, primarily related to the marketing of the U.S. Cellular brand in the Chicago market and other recently launched or soon to be launched markets, and the marketing of U.S. Cellular’s data-related wireless services, which were launched in the second half of 2003.

The increase was also attributable to the rise in salaries and other employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base.

These increases were partially offset by a $23.2 million decrease in billing-related expenses, primarily due to the expenses incurred in 2003 related to the maintenance of the Chicago market’s billing system and the transition to the system used in U.S. Cellular’s other operations in July 2003.

Sales and marketing cost per gross customer activation increased 4% to $381 in 2004 from $367 in 2003, primarily due to increased handset subsidies. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$225,642	$207,469
Cost of equipment sold to new customers (2)	161,973	122,127
Less equipment sales revenue from new customers (3)	(97,186)	(74,652)

Total costs	$290,429	$254,944
Gross customer activations (000s) (4)	762	695

Sales and marketing cost per gross customer activation	$381	$367

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$527,825	$508,447
Less expenses related to serving and retaining customers	(302,183)	(300,978)

Selling, general and administrative expenses related to
the acquisition of new customers	$225,642	$207,469

(2)	Cost of equipment sold, excluding amounts related to the retention of existing customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$230,070	$168,223
Less cost of equipment sold related to the retention of
existing customers	(68,097)	(46,096)

Cost of equipment sold to new customers	$161,973	$122,127

(3)	Equipment sales revenue, excluding amounts related to the retention of existing customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$87,835	$75,001
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(12,927)	(13,986)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	22,278	13,637

Equipment sales revenues for new customers	$97,186	$74,652

*	In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 2% to $13.91 in 2004 from $13.65 in 2003. U.S. Cellular management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Components of cost(1)
Selling, general and administrative expenses as reported	$527,825	$508,447
Less selling, general and administrative expenses
related to the acquisition of new customers	(225,642)	(207,469)
Add cost of equipment sold related to the
retention of existing customers	68,097	46,096
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(12,927)	(13,986)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	22,278	13,637

Net cost of serving and retaining customers	$379,631	$346,725
Divided by average customers during period (000s) (2)	4,550	4,234
Divided by six months in each period	6	6

Average monthly general and administrative expenses
per customer	$13.91	$13.65

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the six month periods were previously defined in the discussion of operating revenues.

Depreciation expense increased $29.4 million, or 16%, to $211.8 million in 2004 from $182.4 million in 2003. The increase primarily reflects rising average fixed asset balances, which increased 13% in 2004, as well as a change in the useful lives of certain asset categories, which increased depreciation expense $9.9 million in 2004. Also, certain Time Division Multiple Access (“TDMA”) digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition. Increased fixed asset balances in 2004 resulted from the following factors:

  the addition of 684 new cell sites since June 30, 2003 (excluding the net divestiture of 370 sites, primarily as a result of the sale and transfer of properties to AT&T Wireless), which were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular is preparing to launch commercial service; and
  the addition of digital radio channels to U.S. Cellular’s network to accommodate increased usage.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular has commenced the cell site fixed asset inventory review and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimates that the review, when completed, will result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required.

In 2003, $5 million of depreciation expense was recorded related to the writeoff of certain assets.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization and accretion expense decreased $7.5 million, or 24%, to $24.4 million in 2004 from $31.9 million in 2003, primarily representing decreased amortization related to the customer list intangible assets acquired in the Chicago market transaction during 2002. These customer list assets are amortized using the declining balance method, based on average customer retention periods of each customer list. Therefore, decreasing amounts of amortization expense will be recorded in each 12-month period following the establishment of each customer list asset. Amortization and accretion expense includes $2.4 million of accretion related to the asset retirement obligation in 2004, and $2.1 million in 2003.

Loss on impairment of intangible assets totaled $49.6 million in 2003. As discussed previously, U.S. Cellular restated 2003 and 2002 financial statements related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this restatement, U.S. Cellular reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million.

The 2004 annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2004. Other than a license impairment loss recorded as a Loss on investments related to a non-operating market, no impairment losses resulted from the 2004 annual impairment tests.

(Gain) loss on assets held for sale totaled ($725,000) in 2004 and a loss of $25.1 million in 2003.

The amount recorded in 2004 was a reduction of a $22.0 million estimated loss recorded in the fourth quarter 2003 on the sale of U.S. Cellular markets in southern Texas to AT&T Wireless on February 17, 2004. The result was an aggregate loss of $21.3 million, representing the difference between the carrying value of the markets sold and the cash received in the transaction. The southern Texas markets sold to AT&T Wireless were included in consolidated operations from January 1, 2004 through February 17, 2004.

The $25.1 million loss in 2003 represents the difference between the fair value, as determined by an independent valuation, of the assets U.S. Cellular expected to receive in the AT&T Wireless exchange transaction which was completed in August 2003, and the recorded value of the assets it expected to transfer to AT&T Wireless.

Operating income (loss) totaled income of $94.2 million in 2004 and a loss of $883,000 in 2003. The operating income (loss) margins (as a percent of service revenues) were 7.3% in 2004 and less than (1%) in 2003. The increase in operating income and operating income margin in 2004 reflects the following:

  the Loss on impairment of intangible assets in 2003;
  the Loss on assets held for sale recorded in 2003 related to the asset exchange transaction with AT&T Wireless;
  increased service revenues, driven by growth in the number of customers served by U.S. Cellular's systems and an increase in average monthly revenue per customer;
  a decline in amortization and accretion expense, primarily due to the reduction in the amortization of the customer list asset related to the Chicago market; and
  a slight decline in system operations expense, primarily driven by the effects of the divestitures of markets to AT&T Wireless in 2003 and 2004 and an ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates; these factors were mostly offset by the effects of increases in minutes of use.

These factors were partially offset by the following:

  increased equipment subsidies, primarily due to the increase in the number of handsets sold related to the renewal or upgrade of service contracts of existing U.S. Cellular customers and the increased subsidy per handset; and
  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network and a change in the useful lives of certain fixed assets.

U.S. Cellular expects most of the above factors, except for those related to Loss on impairment of intangible assets and (Gain) loss on assets held for sale, to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2004 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and will begin sales and marketing operations in those areas in the second half of 2004 and in subsequent years. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular anticipates that its operating income will range from $150 million to $190 million for the full year of 2004, including $500 million of anticipated depreciation, amortization and accretion expenses, compared to $119 million of operating income in 2003.

U.S. Cellular anticipates that service revenues will total approximately $2.6 billion for the full year of 2004, compared to service revenues of $2.4 billion in 2003. The anticipated service revenue growth in 2004 reflects the effects of the sale of properties to AT&T Wireless in February 2004, the markets transferred to AT&T Wireless in the exchange transaction completed in August 2003, the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net customer activations from its marketing channels will total 560,000 to 610,000 for the full year of 2004. However, U.S. Cellular management anticipates that average monthly service revenue per customer will decrease slightly, as retail service revenue per minute of use and inbound roaming revenue per minute of use decline.

U.S. Cellular anticipates that its net costs associated with customer growth, service and retention, initiation of new services, launches in new markets and fixed asset additions will continue to grow. U.S. Cellular anticipates that its net customer retention costs will increase in the future as competitive pressures continue and as per unit handset costs increase. In addition, U.S. Cellular will continue to migrate its customer base to a single digital technology platform and certain customers will require new handsets, further increasing net customer retention costs in the future.

U.S. Cellular management believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. U.S. Cellular management anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline to reflect ongoing, rather than seasonal, promotions of U.S. Cellular’s products.

Effects of Competition on Operating Income

U.S. Cellular competes directly with several wireless communications services providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market in which U.S. Cellular provides service. U.S. Cellular generally competes against each of the six near-nationwide wireless companies: Verizon Wireless, Sprint PCS (and affiliates), Cingular Wireless, AT&T Wireless, T-Mobile and Nextel. However, not all six competitors operate in all markets where U.S. Cellular does business. U.S. Cellular believes that these competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than it does. In addition, Cingular Wireless has agreed to acquire AT&T Wireless, which will increase this competitor’s financial, technical, marketing, sales, purchasing and distribution resources.

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

Effects of Wireless Number Portability on Operating Income

The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. These rules became effective for all U.S. Cellular markets on or before May 24, 2004.

U.S. Cellular has been successful in facilitating number portability requests in a timely manner. The implementation of wireless number portability has not had a material effect on U.S. Cellular’ results of operations to date. However, U.S. Cellular is unable to predict the impact that the implementation of number portability will have in the future. The implementation of wireless number portability may increase churn rates for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a significant barrier for customers who wish to change wireless carriers. However, to the extent U.S. Cellular loses customers, the effect may be offset to the extent it is able to obtain additional new customers who wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase our operating costs in the future. Any of the above factors could have an adverse effect on U.S. Cellular’s competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 78,800 or 8%, since June 30, 2003 to 1,121,200. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 725,600 equivalent access lines at June 30, 2004, a 1% (6,800 equivalent access lines) increase from 718,800 equivalent access lines at June 30, 2003.

TDS Telecom’s competitive local exchange carrier subsidiaries served 395,600 equivalent access lines at June 30, 2004, a 22% (72,000 equivalent access lines) increase from 323,600 equivalent access lines served at June 30, 2003.

Operating income increased $10.4 million, or 13%, to $89.5 million in the six months ended June 30, 2004 from $79.1 million in 2003 reflecting improved operating results from competitive local exchange carrier operations due to one-time adjustments to certain competitive local exchange carrier revenue accruals that increased revenues and operating income by $2.5 million, savings from the early retirement program at the incumbent local exchange carriers and continued cost control throughout TDS Telecom.

TDS Telecom provided financial guidance for 2004 on February 4, 2004. The only change to this guidance is to reduce the upper and lower range of the estimate for competitive local exchange carrier operations revenue by $10 million to $20 million. Operating income guidance remains unchanged. For 2004, TDS Telecom expects modest revenue growth with revenues from the incumbent local exchange carrier operations in the range of $640 million to $650 million and revenues from the competitive local exchange carrier operations in the range of $230 million to $240 million. Operating income from the incumbent local exchange carrier is anticipated to range from $170 million to $180 million while competitive local exchange carrier operating losses are anticipated to range from $(30) million to $(20) million.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Incumbent Local Exchange Operations
Operating Revenues
Local service	$51,219	$49,742	$101,646	$98,793
Network access and long-distance	89,496	88,438	177,683	178,090
Miscellaneous	22,802	21,625	43,307	42,519

	163,517	159,805	322,636	319,402

Operating Expenses
Cost of services and products (exclusive of
depreciation and amortization
included below)	39,184	39,834	73,701	77,979
Selling, general and administrative expense	43,037	44,616	86,448	87,033
Depreciation and amortization	32,425	32,121	64,972	65,740

	114,646	116,571	225,121	230,752

Incumbent Local Exchange
Operating Income	$48,871	$43,234	$97,515	$88,650

Competitive Local Exchange Operations
Operating Revenues	$59,781	$52,479	$114,517	$104,918

Operating Expenses
Cost of services and products (exclusive of
depreciation and amortization
included below)	23,514	19,220	43,561	41,003
Selling, general and administrative expense	30,800	29,320	60,237	57,306
Depreciation and amortization	9,737	8,087	18,748	16,118

	64,051	56,627	122,546	114,427

Competitive Local Exchange
Operating (Loss)	$(4,270)	$(4,148)	$(8,029)	$(9,509)

Intercompany revenue elimination	(935)	(807)	(1,928)	(1,339)
Intercompany expense elimination	(935)	(807)	(1,928)	(1,339)

Operating Income	$44,601	$39,086	$89,486	$79,141

41

Incumbent Local Exchange Carrier Operations

Operating revenues increased $3.2 million, or 1%, to $322.6 million in the six months ended June 30, 2004 from $319.4 million in 2003.

Local service revenues increased $2.8 million, or 3%, to $101.6 million in 2004 from $98.8 million in 2003. Custom calling and advanced features and other miscellaneous revenues increased $1.9 million in 2004. Internal access line growth contributed approximately $0.9 million of the increase. Network access and long distance revenues decreased $0.4 million, or less than 1%, to $177.7 million in 2004 from $178.1 million in 2003. Compensation from state and national revenue pools for recovery of expenses of providing network access decreased $2.9 million as compared to 2003. Revenues from long distance service increased $1.8 million in 2004 reflecting increased long distance customers. As of June 30, 2004, TDS Telecom incumbent local exchange operations were providing long-distance service to 280,900 customers compared to 211,900 customers in 2003. Beginning January 1, 2004, the long distance customers reflect those lines from customers who have chosen TDS Telecom as their primary interexchange carrier. Prior to that, a count of customers was used. Miscellaneous revenues from Internet, digital subscriber line and other non-regulated lines of business increased $0.8 million, or 2%, to $43.3 million in 2004 from $42.5 million in 2003. As of June 30, 2004, TDS Telecom incumbent local exchange carrier operations were providing Internet service to 112,100 customers compared to 116,700 customers in 2003 and were providing digital subscriber line service to 31,500 customers compared to 16,200 customers 2003.

Operating expenses decreased by $5.7 million, or 2%, to $225.1 million in 2004 from $230.8 million in 2003, reflecting cost control measures. Cost of services and products decreased by $4.3 million, or 6%, to $73.7 million in 2004 from $78.0 million in 2003. The decrease was driven primarily by a one-time adjustment for long distance cost of goods sold recorded in the first quarter of 2004. In addition, network operation employee expenses decreased $1.2 million in 2004. Selling, general and administrative expenses decreased $0.6 million, or 1%, to $86.4 million from $87.0 million in 2003. Depreciation and amortization expenses decreased $0.7 million, or 1%, to $65.0 million in 2004 from $65.7 million in 2003.

Operating income increased $8.8 million, or 10%, to $97.5 million in 2004 from $88.7 million in 2003 primarily due to continued expense controls. Incumbent local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation, and new technologies such as Voice Over Internet Protocol. Despite these challenges, TDS Telecom has successfully maintained customer levels and customer satisfaction while controlling expenses.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service) increased $9.6 million, or 9%, to $114.5 million in 2004 from $104.9 million in 2003. Retail revenues increased $15.2 million, of which $12.7 million is due to customer growth, and $2.5 million is due to one-time adjustments to certain revenue accruals. In the second quarter of 2004, TDS Telecom undertook a comprehensive review of its competitive local exchange carrier accruals and, as a result, adjusted certain unbilled revenue accruals that on a net basis resulted in an increase in competitive local exchange carrier revenues of $2.5 million. Wholesale revenues, which represent charges to carriers, decreased $5.6 million in 2004 due primarily to access rate decreases.

Operating expenses increased $8.1 million, or 7%, to $122.5 million in 2004 from $114.4 million in 2003. Cost of services and products increased $2.6 million, or 6%, to $43.6 million in 2004 from $41.0 million in 2003. Cost of services and products in 2003 included $2.3 million of one-time expense reductions relative to Regional Bell Operating Company payments for unsatisfactory service level performance. Selling, general and administrative expenses increased $2.9 million, or 5%, to $60.2 million in 2004 from $57.3 million in 2003 partially due to a $1.3 million increase in competitive local exchange carrier sales and marketing expenses associated with acquiring new customers. Depreciation and amortization expenses increased $2.6 million, or 16%, to $18.7 million in 2004 from $16.1 million in 2003 as a result of increases in fixed assets.

Operating loss decreased $1.5 million, or 16%, to $(8.0) million in 2004 from $(9.5) million in 2003. The amount of operating loss in 2004 was reduced by the $2.5 million one-time adjustments to certain revenue accruals, as discussed under Operating revenues. Excluding these one-time adjustments, the competitive local exchange carrier operating loss increased on a comparable basis due primarily to an increase in Depreciation and amortization expenses.

Effects of Wireless Number Portability

The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. Local exchange carriers in the largest 100 metropolitan statistical areas in the United States were required to be capable of facilitating wireless number portability as of November 24, 2003. On May 24, 2004, local exchange carriers outside such 100 areas were required to implement wireless number portability requirements on May 24, 2004 or within six months of the relevant request, whichever is later. However, local exchange carriers may seek waivers or extensions of these deadlines pursuant to the Communications Act and the FCC’s rules. TDS Telecom has established a schedule to implement local number portability. As of June 30, 2004, TDS Telecom has equipped 85% of its incumbent local exchange carrier physical access lines and will complete the remaining local number portability schedule by mid 2005. Through June 30, 2004, TDS Telecom has received 31 wireline to wireless port requests. TDS is unable to predict the impact that the implementation of wireless number portability will have on the business of TDS Telecom in the future.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Operating Revenues increased $77.2 million, or 9%, to $934.6 million during the second quarter of 2004 from $857.4 million in 2003 for reasons generally the same as the first six months.

U.S. Cellular revenues increased $66.3 million, or 10%, to $712.2 million in 2004 from $645.9 million in 2003. Retail service revenue increased $65.4 million, or 13%, to $576.5 million in 2004 from $511.1 million in 2003, while inbound roaming revenue decreased $12.3 million, or 22%, to $44.5 million in 2004 from $56.8 million in 2003. Average monthly service revenue per customer was $47.79 in the second quarter of 2004 and $47.38 in 2003. Average retail service revenue per customer increased to $41.58 from $39.69. The numerator of this calculation of average monthly revenues per customer for the three months ended June 2004 and 2003 consists of the revenue for the respective three month period divided by three. The denominator consists of the average number of customers. Average customers totaled 4,622,000 for the three months ended June 30, 2004 and 4,292,000 for the three months ended June 30, 2003. Equipment sales revenue increased $13.7 million, or 38%, to $49.5 million in 2004 from $35.8 million in 2003 primarily due to a 14% increase in gross customer activations as well as an increase in handsets sold to customers for retention purposes. In addition, the overall revenue per handset increased in the second quarter of 2004 as more customers purchased higher priced data-enabled handsets.

TDS Telecom revenues increased $10.9 million, or 5%, to $222.4 million in the second quarter of 2004 from $211.5 million in 2003 primarily due to a 14% growth in competitive local exchange carrier revenues and $2.5 million in one-time adjustments to certain competitive local exchange carrier revenue accruals. In the second quarter of 2004, TDS Telecom undertook a comprehensive review of its competitive local exchange carrier accruals and, as a result, adjusted certain unbilled revenue accruals that on a net basis resulted in an increase in competitive local exchange carrier revenues of $2.5 million. Competitive local exchange carrier access line equivalents increased 22% since June 30, 2003, while digital subscriber line customers increased 77%. Incumbent local exchange carrier revenues grew 2% in the second quarter of 2004 reflecting increases in additional services. Incumbent local exchange carrier digital subscriber line customers increased 94% since June 30, 2003. TDS Telecom continues to penetrate its wireline markets with successful promotion and sales of additional lines of business.

Operating Expenses increased $9.2 million, or 1%, to $824.1 million during the second quarter of 2004 from $814.9 million in 2003 for reasons generally the same as the first six months.

U.S. Cellular expenses increased $3.9 million, or 1%, to $646.4 million in 2004 from $642.5 million in 2003. Cost of equipment sold increased $30.6 million, or 38%, to $110.2 million in 2004 from $79.6 million in 2003. The increase was due to the 14% increase in gross customer activations in 2004 as well as an increase in handsets sold to customers for retention purposes. In addition, the overall cost per handset increased in the second quarter of 2004 as more customers purchased higher priced data enabled handsets. Selling, general and administrative expenses increased $11.5 million, or 4%, to $269.6 million in 2004 from $258.1 million in 2003. Sales and marketing cost per gross customer addition increased to $392 in the second quarter of 2004 from $378 in 2003, primarily due to increased handset subsidies. Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$115,184	$98,548
Cost of equipment sold to new customers (2)	78,516	57,362
Less equipment sales revenue from new customers (3)	(50,724)	(35,475)

Total costs	$142,976	$120,435
Gross customer activations (000s) (4)	365	319

Sales and marketing cost per gross customer activation	$392	$378

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$269,619	$258,095
Less expenses related to serving and retaining customers	(154,435)	(159,547)

Selling, general and administrative expenses related to
the acquisition of new customers	$115,184	$98,548

(2)	Cost of equipment sold, excluding amounts related to the retention of existing customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$110,183	$79,580
Less cost of equipment sold related to the retention of
existing customers	(31,667)	(22,218)

Cost of equipment sold to new customers	$78,516	$57,362

(4)	Equipment sales revenue, excluding amounts related to the retention of existing customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$49,567	$35,828
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(6,879)	(6,127)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	8,036	5,774

Equipment sales revenues for new customers	$50,724	$35,475

*	In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased 4% to $13.50 in 2004 from $14.09 in 2003. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,

	2004	2003 As Restated

Components of cost (1)	(Dollars in thousands, except per customer amounts)

Selling, general and administrative
expenses as reported	$269,619	$258,095
Less selling, general and administrative expenses
related to the acquisition of new customers	(115,184)	(98,548)
Add cost of equipment sold related to the
retention of existing customers	31,667	22,218
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(6,879)	(6,127)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	8,036	5,774

Net cost of serving and retaining customers	$187,259	$181,412
Divided by average customers during period (000s) (2)	4,622	4,292
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$13.50	$14.09

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the three month periods were previously defined in the discussion of operating revenues.

Depreciation expense increased $22.8 million, or 26%, to $110.3 million in 2004 from $87.5 million in 2003 for reasons generally the same as for the first six months of 2004. In the second quarter of 2004, certain U.S. Cellular TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular has commenced the cell site fixed asset inventory review and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimates that the review, when completed, will result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required.

Amortization and accretion expense decreased $5.3 million, or 31%, to $11.9 million in 2004 from $17.2 million in 2003.

In 2004, U.S. Cellular’s operating expenses included a $582,000 reduction of Loss on assets held for sale previously recorded on the sale of wireless properties in southern Texas to AT&T Wireless in February 2004. In 2003, operating expenses included $3.5 million of additional Loss on assets held for sale related to the exchange of wireless properties in Georgia and Florida with AT&T Wireless in August 2003. As discussed previously, U.S. Cellular restated 2003 and 2002 financial statements related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this restatement, U.S. Cellular reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million.

TDS Telecom expenses increased $5.4 million, or 3%, to $177.8 million in 2004 from $172.4 million in 2003. Expenses from competitive local exchange carrier operations increased $7.4 million in 2004. As stated previously, expenses reflect the increase in the customer base. Incumbent local exchange carrier operation expenses decreased $1.9 million.

Operating Income increased $68.0 million to $110.5 million in the three months ending June 30, 2004 from $42.5 million in 2003. U.S. Cellular’s operating income increased $62.5 million while TDS Telecom’s operating income increased $5.5 million. The increase in U.S. Cellular’s operating income is primarily due to the $49.6 million Loss on impairment of intangible assets recorded in 2003 as discussed previously. The increase at TDS Telecom primarily reflects reduced expenses of the incumbent local exchange carriers and one-time adjustments to certain competitive local exchange carrier revenue accruals which increased operating revenue and operating income by $2.5 million.

Investment and Other Income (Expense) totaled $(28.6) million in 2004 and $(42.7) million in 2003.

Investment income increased $5.0 million, or 37%, to $18.5 million in 2004 from $13.5 million in 2003. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting. The aggregate net income of these entities increased significantly in 2004, resulting in a corresponding increase in investment income.

Loss on investments totaled $1.8 million in 2004 reflecting an impairment in the carrying value of a U.S. Cellular investment in a non-operational market in Florida. In 2003, a $5.0 million impairment loss was recorded on a wireless investment held by TDS Telecom.

Interest (expense) increased $4.4 million, or 10%, to $48.4 million in 2004 from $44.0 million in 2003 for reasons generally the same as for the first six months.

Minority Interest in Income of Subsidiary Trust decreased $6.2 million in 2004. In September 2003, TDS redeemed all $300 million of Company-Obligated Mandatorily Redeemable Preferred Securities at par plus accrued and unpaid distributions. There was no gain or loss on this transaction.

Income Tax Expense increased $27.3 million to $31.3 million in 2004 from $4.0 million in 2003. The effective tax (benefit) rate excluding Loss on impairment, (Gain) loss on assets held for sale and Loss on investments was 38.3% in 2004 and 43.0% in 2003. For an analysis of TDS’s effective tax rates in the second quarter of 2004 and 2003, see Note 4 — Income Taxes.

Minority Share of (Income) Loss totaled $(9.2) million in 2004 compared to $(0.9) million in the second quarter of 2003. U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $5.8 million due to U.S. Cellular’s Loss on impairment of intangible assets and (Gain) loss on assets held for sale.

	Three Months Ended June 30,

	2004	2003 As Restated	Change

	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$(6,802)	$305	$(7,107)
Minority Shareholders' or Partners'	(2,349)	(1,214)	(1,135)

	(9,151)	(909)	(8,242)
Other	(28)	(31)	3

	$(9,179)	$(940)	$(8,239)

Net Income (Loss) Available to Common totaled $41.3 million, or $0.72 per diluted share, in 2004, compared to $(5.3) million, or $(0.09) per diluted share, in 2003. 46

RECENT ACCOUNTING PRONOUNCEMENTS

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

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $91.6 million at June 30, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2004 is $27.3 million, and is included in the balance sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $64.3 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

Health Care Benefits

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible participants starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Pursuant to guidance from the FASB under FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” TDS has chosen to defer recognition of the potential effects of the Act. Therefore, the retiree health obligations and costs reported in these financial statements do not yet reflect any potential impact of the Act. The FASB published guidance on the accounting for the government subsidy in FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that is effective beginning July 1, 2004. The implementation of this guidance could require TDS to change previously reported information.

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

Earnings per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force on EITF Issue No. 03-6 were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. TDS has reviewed this Issue and concluded that it has no participating securities as defined by EITF Issue No. 03-6.

FINANCIAL RESOURCES

The following table provides a summary of TDS’s cash flow activities in the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,

	2004	2003

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$325,498	$321,022
Investing activities	(266,172)	(345,894)
Financing activities	384,468	15,578

Net increase in cash and
cash equivalents	$443,794	$(9,294)

Cash Flows from Operating Activities
TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $325.5 million in the six months ended June 30, 2004 compared to $321.0 million in 2003.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,

	2004	2003 As Restated

	(Dollars in thousands)
Net income (loss)	$61,126	$(20,989)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities	364,960	396,612

	426,086	375,623
Changes in assets and liabilities	(100,588)	(54,601)

	$325,498	$321,022

Changes in working capital and other assets and liabilities required $100.6 million in 2004 and $54.6 million in 2003 reflecting timing differences in the payment of accounts payable, the receipt of accounts receivable, the change in accrued taxes and materials and supplies balances.

Cash Flows from Investing Activities
TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost reducing upgrades to TDS’s networks. Cash flows used for investing activities required $266.2 million in the first six months of 2004 compared to $345.9 million 2003.

Cash expenditures for capital additions required $325.1 million in the six months ended June 30, 2004 and $360.9 million in 2003. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $263.1 million in 2004 and $304.0 million in 2003 representing expenditures to construct cell sites, to replace retired assets, to improve business systems and to migrate to a single digital equipment platform — CDMA. TDS Telecom capital expenditures for its local telephone operations totaled $44.6 million in 2004 and $44.7 million in 2003 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and offer new revenue opportunities. TDS Telecom’s capital expenditures for competitive local exchange operations totaled $15.1 million in 2004 and $9.2 million in 2003 for switching and other network facilities. Corporate capital expenditures totaled $2.3 million in 2004 and $3.0 million in 2003.

The sale of wireless properties in southern Texas to AT&T Wireless provided $96.9 million in 2004 including working capital adjustments. Acquisitions of certain minority wireless interests in 2004 required $40.4 million. Distributions from unconsolidated investments provided $7.5 million in 2004 and $17.9 million in 2003.

Cash Flows from Financing Activities
Cash flows from financing activities provided $384.5 million in the six months ended June 30, and $15.6 million in 2003. Short term debt borrowings, net of repayments, provided $143.6 million in 2003. Issuances of long-term debt by U.S. Cellular provided $412.5 million in 2004. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo for $40.7 million. The repurchase was financed using short-term debt. Cash received from short term borrowings on revolving lines of credit provided $270.0 million in 2004. Repayments of short term borrowings required $270.0 million, primarily paid with cash received from the U.S. Cellular long-term debt issuances. Cash received from long-term debt issuances was temporarily used to reduce short-term debt pending the redemption of long-term debt. See Liquidity and Capital Resources – Long-term Financing below. Treasury shares reissued for stock options exercised in 2004 provided $20.3 million and $2.5 million in 2003. Dividends paid on TDS Common and Preferred Shares, required $19.0 million in 2004 and $18.2 million in 2003.

During the six months ended June 30, 2004, cash required for the repurchase of TDS Common Shares totaled $14.9 million including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003. In total, TDS repurchased 214,800 Common Shares for an average price of $69.16 per share including commissions.

During the six months ended June 30, 2003, cash required for the repurchase of TDS Common Shares totaled $56.5 million. In total, TDS repurchased 1,378,900 Common Shares for an average price of $40.99 per share including commissions.

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

TDS is generating substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $325.5 million in the first six months of 2004 compared to $321.0 million in 2003. TDS and its subsidiaries had cash and cash equivalents totaling $1,381.4 million at June 30, 2004.

Revolving Credit Facilities

TDS and its subsidiaries had $1,296.6 million of revolving credit facilities available for general corporate purposes as well as an additional $75 million in bank lines of credit as of June 30, 2004.

TDS has a $600 million revolving credit facility for general corporate purposes. At June 30, 2004, this credit facility had $596.8 million available for use, net of $3.2 million of outstanding letters of credit. This credit facility expires in January 2007. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. The contractual spread was 30 basis points as of June 30, 2004 (for a rate of 1.67% based on the one month LIBOR rate at June 30, 2004).

TDS also has $75 million of additional bank lines of credit for general corporate purposes, all of which was unused at June 30, 2004. These line of credit agreements expire in less than one year and provide for borrowings at negotiated rates up to the prime rate (4.0% at June 30, 2004 and subsequently increased to 4.25% as of July 1, 2004).

U.S. Cellular has a $700 million revolving credit facility for general corporate purposes. At June 30, 2004, this credit facility had $699.8 million available for use, net of outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage, based on U.S. Cellular’s credit rating, which was 55 basis points as of June 30, 2004 (for a rate of 1.92% based on the one month LIBOR rate at June 30, 2004).

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

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representation on certain matters at the time of each borrowing. On May 14, 2004, TDS filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under a revolving credit agreement between TDS and certain lenders and under a revolving credit agreement between U.S. Cellular and certain lenders. TDS and U.S. Cellular did not fail to make any scheduled payment of principal or interest under such revolving credit agreements. TDS and U.S. Cellular received waivers from the lenders under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements. As of the date of filing of this Form 10-Q, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in revolving credit agreements.

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

On May 25, 2004, U.S. Cellular filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement became effective on June 2, 2004.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due June 15, 2034 under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

Also, on June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due December 15, 2033 priced to yield 7.21% to maturity under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This is a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

On June 24, 2004, U.S. Cellular issued redemption notices to holders of U.S. Cellular’s Liquid Yield Option Notes and on June 28, 2004 issued redemption notices to holders of U.S. Cellular’s 7.25% senior notes. Consequently, $162.4 million of Liquid Yield Option Notes and $250 million of 7.25% senior notes were reclassified to Current portion of long-term debt on the Balance Sheet.

The total net proceeds from the 7.5% and 6.7% senior note offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% senior notes as of August 16, 2004. No gain or loss is expected to be recognized as a result of such redemptions. However, U.S. Cellular expects to charge $3.6 million of deferred debt expenses to the Statement of Operations related to the redemption of long-term debt.

Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depository Receipts representing Vodafone stock. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. A contributing factor in TDS’s decision not to dispose of the investments is that their tax basis is significantly lower when compared to current stock prices, and therefore would trigger a substantial taxable gain upon disposition.

Subsidiaries of TDS and U.S. Cellular have entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that they hold. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by their subsidiaries. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. As of June 30, 2004, such deferred tax liabilities totaled $989.2 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. On May 14, 2004, TDS filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under certain of the forward contracts with one counterparty. TDS and U.S. Cellular did not fail to make any scheduled payments under any of the forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, as required, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

As of the date of filing of this Form 10-Q, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in the forward contracts.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2004 primarily reflect U.S. Cellular’s plans for construction, system expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2004 is $655 million to $695 million. U.S. Cellular’s capital expenditures for the six months ended June 30, 2004 totaled $263.1 million.

U.S. Cellular’s 2004 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular's coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Build out certain licensed areas acquired in 2001, 2002 and 2003.
  Complete U.S. Cellular’s migration toward making a common digital equipment platform, CDMA, available to customers from a mixture of CDMA and TDMA.
  Enhance U.S. Cellular's retail store network and office systems.

52

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

TDS Telecom’s estimated capital spending for 2004 approximates $150 million. The incumbent local telephone companies are expected to spend approximately $105 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $45 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom’s incumbent local exchange carriers capital expenditures totaled $44.6 million and the competitive local exchange carriers capital expenditures totaled $15.1 million for the six months ended June 30, 2004. TDS Telecom plans to finance its construction program using primarily internally generated cash.

In July 2004, TDS Telecom was granted a franchise to provide cable television services to the residents of the Town of Farragut, Tennessee. Under the terms of the franchise agreement, TDS has 36 months to complete the buildout of the system and to begin providing service to customers. As a pilot project, TDS expects to begin providing service to some residents of Farragut during the summer of 2005. The capital spending guidance provided above does not include the impact of this buildout. TDS Telecom is currently developing the detailed plans and related required capital for this project.

Acquisitions, Exchanges and Divestitures

TDS assesses its holdings on an ongoing basis in order to maximize the benefits derived from its operations. TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business.

2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six 25 megahertz cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets held for sale in the fourth quarter of 2003 and a $725,000 reduction of the loss in the six months ended June 30, 2004) was recorded as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

In addition, in 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

Subsequent Event

On August 4, 2004, TDS announced that U.S. Cellular and TDS Telecom had entered into definitive agreements with ALLTEL Coommunications, Inc. ("ALLTEL") to sell certain wireless properties. TDS subsidiaries will sell three consolidated properties and six minority interests to ALLTEL for $143 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The transactions are subject to regulatory approvals. The closing of the transactions is expected to occur in the fourth quarter of 2004.

The following table summarizes the recorded value of the assets and liabilities of the properties that TDS subsidiaries will be transferring:

June 30, 2004

(Dollars in thousands)
Current assets	$11,980
Property, plant and equipment, net	30,770
Licenses	258
Goodwill	39,157
Investment in unconsolidated entities	21,815
Other	1,044

Total assets	105,024

Current liabilities	3,713
Deferred credits	489

Total liabilities	4,202

Net assets to be transferred	$100,822

TDS expects to record a gain related to these transactions for the excess of the cash received over the book value of the net assets given up, subject to a working capital adjustment. As a result of signing the definitive agreements for these transactions, TDS will reclassify the net assets of the properties to be transferred as assets held for sale in the third quarter of 2004.

2003 Activity

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten 25 megahertz markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In return, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses contiguous to and that overlap existing U.S. Cellular properties in 13 states in the Midwest and the Northeast; b) approximately $34 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as Wireless license rights on the Balance Sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. An estimated loss of $25.1 million was recorded in the six months ended June 30, 2003 as a Loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

Repurchase of Securities and Dividends

As market conditions warrant, TDS and U.S. Cellular may repurchase their common shares on the open market or at negotiated prices in private transactions. In 2003, the TDS Board of Directors authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. In the first six months of 2004 TDS repurchased 214,800 TDS Common Shares for $14.9 million including commissions. TDS has 824,300 common shares remaining available for repurchase under the authorization. Share repurchases may be made from time to time on the open market or private transactions, at prices approximating then existing market prices.

U.S. Cellular has no current plans to repurchase a significant number of its Common Shares, and it did not repurchase any Common Shares in the first six months of 2004 or 2003. U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of additional Common Shares on a quarterly basis, primarily for use in employee benefit plans.

TDS paid total dividends on its common and preferred stock of $19.0 million in the first six months of 2004 and $18.2 million in 2003. TDS has no current plans to change its policy of paying dividends. TDS paid quarterly dividends per share of $.165 in 2004 and $.155 in 2003.

Contractual Obligations

Except as described below, there has been no material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual Obligations included in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Subsequent to December 31, 2003, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034 and an additional $100 million of its unsecured 6.7% senior notes due 2033 in June 2004. The total net proceeds from these offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, approximately $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% senior notes as of August 16, 2004.

The following table shows the increases and decreases in contractual obligations, as presented in the Annual Report on Form 10-K for the year ended December 31, 2003, as amended, as a result of the debt transactions described above:

	Payments Due by Period

(Dollars in millions)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Long-Term Debt Offerings:
7.5% senior notes due 2034	$330.0	$—	$—	$—	$330.0
6.7% senior notes due 2033	100.0	—	—	—	100.0

Total increase in long-term debt	$430.0	$—	$—	$—	$430.0

Long-Term Debt Redemptions:
6% zero coupon convertible
redeemable debentures (1)	$(163.3)	$—	$—	$—	$(163.3)
7.25% senior notes due 2007 (2)	(250.0)	—	—	(250.0)	—

Total redemptions of long-term debt	$(413.3)	$—	$—	$(250.0)	$(163.3)

(1)	Redemption date was July 26, 2004. Amount included as current liability as of June 30, 2004.
(2)	Redemption date is expected to be August 16, 2004. Amount included as current liability as of June 30, 2004.

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

TDS has certain variable interests in investments in unconsolidated entities where TDS holds a minority interest. The investments in unconsolidated entities totaled $234.2 million as of June 30, 2004 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TDS’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

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

License Costs and Goodwill

TDS reported $1,192.8 million and $1,189.3 million of wireless license costs and $890.9 million and $887.9 million of goodwill, at June 30, 2004 and December 31, 2003, respectively, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. In addition, at the end of both periods, TDS reported $42.0 million of Wireless license rights related to the licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

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

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. Following the divestiture of its southern Texas markets, which in the aggregate represented an entire reporting unit, in February 2004, U.S. Cellular has identified six reporting units pursuant to paragraph 30 of SFAS No. 142. The six reporting units represent six geographic groupings of FCC licenses, constituting six geographic service areas. U.S. Cellular combines its FCC licenses into six units of accounting for purposes of testing the licenses for impairment pursuant to Emerging Issues Task Force Statement 02-7 “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”) and SFAS No. 142, using the same geographic groupings as its reporting units.

In 2004 and 2003, U.S. Cellular retained a third-party valuation firm to prepare valuations of each of the reporting units for purposes of goodwill impairment testing. A discounted cash flow approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

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

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies. TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit ($397.3 million), its competitive local exchange carrier reporting units ($29.4 million), and a wireless investment reporting unit ($30.9 million). The incumbent local exchange carrier reporting unit was valued using a multiple of cash flow valuation technique. The competitive local exchange carrier unit was valued using a discounted cash flow analysis. The wireless investment reporting unit was also valued using a discounted cash flow analysis. However, in the event TDS Telecom receives a bona fide offer for any reporting unit, that information will be incorporated into the valuation of that unit.

In the second quarter of 2004, U.S. Cellular recorded an additional $1.8 million impairment loss on its investment in a non-operating wireless market in Florida. No other impairment losses were identified during the annual impairment testing in the second quarter of 2004.

In the first quarter of 2003, TDS recorded a $3.5 million license cost impairment loss related to U.S. Cellular’s investment in a non-operating wireless market in Florida remaining after the AT&T Wireless exchange was completed. In the second quarter of 2003, U.S. Cellular recorded an impairment loss on its wireless licenses totaling $49.6 million related to the impairment of two reporting units. Also in the second quarter of 2003, TDS recorded a $5.0 million impairment loss on goodwill related to a cellular investment held at TDS Telecom.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” became effective for TDS beginning January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the statement of operations as a gain or loss.

The calculation of the asset retirement obligation for TDS is a critical accounting estimate because changing the factors used in calculating the obligation could result in larger or smaller estimated obligations that could have a significant impact on TDS’s results of operations and financial condition. Such factors may include probabilities or likelihood of remediation, cost estimates, lease renewals and salvage values. Actual results may differ materially from estimates under different assumptions or conditions.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions.

U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS 143, and has recorded a $64.5 million liability at December 31, 2003 and $66.3 million at June 30, 2004.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the regulatory accounting principles as prescribed by the respective state public utility commissions and the FCC, and where applicable, accounting principles generally accepted in the United States of America. TDS Telecom’s incumbent local telephone carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the amounts of costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. The regulatory liability included in asset retirement obligation at December 31, 2003 and at June 30, 2004 was $28.2 million and $29.9 million, respectively. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at June 30, 2004 was $31.8 million and $32.6 million, respectively.

TDS Telecom’s competitive local telephone companies adopted SFAS No. 143 effective January 1, 2003. TDS Telecom determined that its competitive local telephone companies do not have a material legal obligation to remove long-lived assets as described by SFAS 143, and accordingly, adoption of SFAS 143 did not have a material impact on the competitive local telephone companies.

The table below summarizes the changes in asset retirement obligations during the first six months of 2004.

(Dollars in thousands)	U.S. Cellular	TDS Telecom	TDS Consolidated

Beginning Balance - December 31, 2003	$64,501	$60,000	$124,501
Additional liabilities accrued	1,013	3,147	4,160
Accretion expense	2,436	—	2,436
Costs of removal incurred in 2004	—	(647)	(647)
Disposition of assets (1)	(1,635)	—	(1,635)

Ending Balance - June 30, 2004	$66,315	$62,500	$128,815

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

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, establish a valuation allowance. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. TDS’s current net deferred tax asset was $19.4 million as of June 30, 2004, representing primarily the deferred tax effects of the allowance for doubtful accounts on accounts receivable, and is included in Other current assets on the balance sheet.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2004 are as follows:

June 30, 2004

(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$85,823
Derivative instruments	237,723
Other	7,235

330,781
Less valuation allowance	(66,231)

Total Deferred Tax Asset	264,550

Deferred Tax Liability
Property, plant and equipment	352,435
Licenses	217,217
Marketable equity securities	989,211
Partnership investments	35,086

Total Deferred Tax Liability	1,593,949

Net Deferred Income Tax Liability	$1,329,399

The valuation allowance relates to state net operating loss carry forwards and the federal net operating loss carryforwards for those subsidiaries not included in the consolidated federal income tax return since it is more likely than not a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities of $989.2 million at June 30, 2004 represents deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when TDS disposes of the marketable equity securities.

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

In the event of an increase in the value of tax assets or a decrease in tax liabilities, TDS would decrease the income tax expense or increase the income tax benefit by an equivalent amount. In the event of a decrease in the value of tax assets or an increase in tax liabilities, TDS would increase the income tax expense or decrease the income tax benefit by an equivalent amount.

Property, Plant and Equipment

U.S. Cellular and TDS Telecom’s competitive local exchange carrier operations provide for depreciation using the straight-line method over the estimated useful lives of the assets. TDS Telecom’s incumbent local exchange carrier operations provide for depreciation on a group basis according to depreciable rates approved by state public utility commissions. Annually, U.S. Cellular and TDS Telecom review its property, plant and equipment lives to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment is a critical accounting estimate because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by regulation to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to CDMA 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use. These changes increased depreciation by $2.5 million and $9.9 million for the three and six months ended June 30, 2004, respectively, and is estimated to increase depreciation by $14.9 million for the full year 2004. The change in useful lives reduced net income by $1.2 million, or $0.02 per share, in the three months ended June 30, 2004 and by $4.9 million, or $0.09 per share, in the six months ended June 30, 2004.

TDS Telecom did not change the useful lives of its property, plant and equipment in the six months ended June 30, 2004.

In the second quarter of 2004, certain U.S. Cellular TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular has commenced the cell site fixed asset inventory review and expects to complete the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimates that the review, when completed, will result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes and convertible debt with original maturities ranging up to 40 years. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of June 30, 2004, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

In June 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034 and $100 million of unsecured 6.7% senior notes due 2033 in June 2004. The total net proceeds from these offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, is expected to be used to redeem all of U.S. Cellular’s 7.25% senior notes as of August 16, 2004.

The following shows the annual requirements for principal payments on such long-term debt transactions:

		Payments Due by Period

(Dollars in millions)	Total	2004	2005	2006	2007	2008	After 5 Years

Long-Term Debt Additions:
7.5% senior notes due 2034	$330.0	$—	$—	$—	$—	$—	$330.0
6.7% senior notes due 2033	100.0	—	—	—	—	—	100.0

Total additional requirements	$430.0	$—	$—	$—	$—	$—	$430.0

Weighted Average Interest
Rate of New Long-Term Debt	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%

Long-Term Debt Redemptions:
6% zero coupon convertible
redeemable debentures (1)	$(163.3)	$—	$—	$—	$—	$—	$(163.3)
7.25% senior notes due 2007 (2)	(250.0)	—	—	—	(250.0)	—	—

Total redemptions	$(413.3)	$—	$—	$—	$(250.0)	$—	$(163.3)

Weighted Average Interest
Rate of Redeemed Debt	(6.8)%	(6.8)%	(6.8)%	(6.8)%	(6.8)%	(6.0)%	(6.0)%

(1)	Redemption date was July 26, 2004. Amount included as current liability as of June 30, 2004.
(2)	Redemption date is expected to be August 16, 2004. Amount included as current liability as of June 30, 2004.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $2,652.1 million at June 30, 2004. As of June 30, 2004, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $668.3 million.

Subsidiaries of TDS and U.S. Cellular have entered into forward contracts related to the marketable equity securities that they hold. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, TDS and U.S. Cellular continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If cash is delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $989.2 million at June 30, 2004.

The following table summarizes certain details surrounding the contracted securities as of June 30, 2004.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$ 8.82	$ 11.46	$20,819
Vodafone (2)	12,945,915	$ 15.07 - $16.07	$ 20.30 - $22.93	201,038
Deutsche Telekom	131,461,861	$ 10.74 - $12.41	$ 14.21 - $17.17	1,532,257

				1,754,114
Unamortized debt discount				73,003

				$1,681,111

(1)	The per share amounts represent the range of floor and ceiling prices of all securities monetized.
(2)	U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at June 30, 2004, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable equity securities or canceling any derivative instruments.

($ in millions)	Valuation of investments assuming indicated decrease			June 30, 2004 Fair	Valuation of investments assuming indicated increase

	-30%	-20%	-10%	Value	+10%	+20%	+30%

Marketable Equity
Securities	$1,856.5	$2,121.7	$2,386.9	$2,652.1	$2,917.3	$3,182.5	$3,447.7
Derivative
Instruments (1)	$52.9	$(153.7)	$(369.2)	$(587.6)	$(826.0)	$(1,065.0)	$(1,309.8)

(1)	Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

64
ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to only provide reasonable assurance of achieving the desired control objectives.

(b)	Changes in internal control over financial reporting. There was no change in TDS’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TDS’s internal control over financial reporting.

65

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, or any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES (1)

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2004	—	$—	—	998,800
May 1 - 31, 2004	73,500	67.99	73,500	925,300
June 1 - 30, 2004	101,000	69.74	101,000	824,300

Total for or as of end of
the quarter ended 6/30/04	174,500	$69.00	174,500	824,300

(1)	All of the above Common Shares were purchased under TDS’s publicly announced Common Share repurchase program.

The following is additional information with respect to TDS’s publicly announced Common Share repurchase program:

i.	The date the program was announced was February 28, 2003 by press release.

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

66
Item 4. Submission of Matters to a Vote of Security-Holders At the Annual Meeting of Shareholders of TDS, held on June 29, 2004, the following number of votes were cast for the matters indicated:
1.	Proposal to approve an amendment to TDS’s Restated Certificate of Incorporation to declassify the board of directors so that all directors are elected annually:

a. Total Votes

For	Against	Abstain	Broker Non-Vote

110,193,928	354,839	41,553	—

b. Common Share Votes

For	Against	Abstain	Broker Non-Vote

46,644,235	354,839	41,553	—

2.	Election of Directors:

a. For the election of eight Directors of the Company by the holders of Series A Common Shares and Preferred Shares:

Nominee	For	Withhold	Broker Non-Vote
James Barr III	63,494,956	54,737	—
LeRoy T. Carlson	63,549,693	—	—
LeRoy T. Carlson, Jr.	63,549,693	—	—
Letitia G.C. Carlson	63,542,132	7,561	—
Walter C.D. Carlson	63,549,693	—	—
Sandra L. Helton	63,494,956	54,737	—
Donald C. Nebergall	63,541,906	7,787	—
George W. Off	63,502,518	47,175	—

b. For the election of four Directors of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-Vote
Kevin A. Mundt	46,377,563	663,065	—
Mitchell H. Saranow	46,107,027	933,600	—
Martin L. Solomon	46,371,903	668,724	—
Herbert S. Wander	45,616,554	1,424,074	—

67

3.	Proposal to Approve the Company’s 2004 Long-Term Incentive Program

For	Against	Abstain	Broker Non-Vote

100,703,907	5,319,354	141,663	4,425,397

4.	Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Accountants for 2004:

For	Against	Abstain	Broker Non-Vote

110,094,561	443,687	52,074	—

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit 3.1 — Certificate of Amendment to Restated Certificate of Incorporation of Telephone and Data Systems, Inc.

Exhibit 3.2 — Restated Bylaws of Telephone and Data Systems, Inc

Exhibit 11 — Computation of earnings per common share is included herein as footnote 9 to the financial statements.

Exhibit 12 — Statement regarding computation of ratios.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 99.1 — News Release dated August 4, 2004, announcing the sale of wireless assets to ALLTEL Corporation.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004:

TDS filed a Current Report on Form 8-K dated April 19, 2004, for the purpose of disclosing that it intended to restate 2003 and 2002 financial statements.

TDS filed a Current Report on Form 8-K dated April 28, 2004, for the purpose of filing its first quarter 2004 earnings release.

TDS filed a Current Report on Form 8-K dated May 14, 2004, for the purpose of filing a press release disclosing that it had filed restatements to financial statements for 2003 and 2002.

68

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	August 5, 2004	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	August 5, 2004	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	August 5, 2004	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2004 Second Quarter Form 10-Q