Form 10-Q
period 2004-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2004-11-09
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004

Common Shares, $.01 par value Series A Common Shares, $.01 par value	50,979,842 Shares 6,419,611 Shares

TELEPHONE AND DATA SYSTEMS, INC. 3RD QUARTER REPORT ON FORM 10-Q INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations -
Three and Nine Months Ended September 30, 2004 and 2003	3

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2004 and 2003	4

Consolidated Balance Sheets -
September 30, 2004 and December 31, 2003	5-6

Notes to Consolidated Financial Statements	7-27

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	28-31

Nine Months Ended September 30, 2004 and 2003	31-33
U.S. Cellular Operations	34-44
TDS Telecom Operations	45-48
Three Months Ended September 30, 2004 and 2003	49-54
Recent Accounting Pronouncements	54-55
Financial Resources	55-57
Liquidity and Capital Resources	57-62
Application of Critical Accounting Policies and Estimates	63-68
Certain Relationships and Related Transactions	68
Safe Harbor Cautionary Statement	69-70

Item 3. Quantitative and Qualitative Disclosures About Market Risk	71-72

Item 4. Controls and Procedures	73

Part II. Other Information

Item 1. Legal Proceedings	74

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 6. Exhibits	75

Signatures	76

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES	$968,780	$882,387	$2,773,880	$2,555,079

OPERATING EXPENSES
Cost of services and products (exclusive of
Depreciation, amortization and accretion expense
shown below)	349,024	294,372	977,647	866,054
Selling, general and administrative expense	375,314	311,170	1,049,015	963,137
Depreciation, amortization and accretion expense	169,462	144,238	489,325	440,367
Loss on impairment of intangible assets	—	—	—	49,595
(Gain) loss on assets of operations held for sale	—	(1,442)	(725)	23,619

Total Operating Expenses	893,800	748,338	2,515,262	2,342,772

OPERATING INCOME	74,980	134,049	258,618	212,307

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	19,579	11,644	52,741	37,911
Interest and dividend income	6,227	4,426	14,369	14,823
Interest (expense)	(52,135)	(41,604)	(147,378)	(128,957)
Minority interest in income of subsidiary trust	—	(4,273)	—	(16,678)
Loss on investments	(491)	—	(2,321)	(8,500)
Other income (expense), net	(3,975)	(8,550)	(6,649)	(14,488)

Total Investment and Other Income (Expense)	(30,795)	(38,357)	(89,238)	(115,889)

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST	44,185	95,692	169,380	96,418
Income Tax Expense	17,864	38,828	69,246	47,446

INCOME BEFORE MINORITY INTEREST	26,321	56,864	100,134	48,972
Minority Share of Income	(5,521)	(13,448)	(18,208)	(14,756)

INCOME FROM CONTINUING OPERATIONS	20,800	43,416	81,926	34,216
Discontinued Operations, Net of Tax	4,351	(1,609)	4,351	(1,609)

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	25,151	41,807	86,277	32,607
Cumulative Effect of Accounting Change, Net of Tax
and Minority Interest	—	—	—	(11,789)

NET INCOME	25,151	41,807	86,277	20,818
Preferred Dividend Requirement	(51)	(104)	(152)	(312)

NET INCOME AVAILABLE TO COMMON	$25,100	$41,703	$86,125	$20,506

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,321	57,420	57,253	57,829

BASIC EARNINGS PER SHARE (Note 10)
Income from Continuing Operations	$0.36	$0.76	$1.42	$0.58
Discontinued Operations	0.08	(0.03)	0.08	(0.03)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

Net Income Available to Common	$0.44	$0.73	$1.50	$0.35

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,615	57,866	57,520	57,924

DILUTED EARNINGS PER SHARE (Note 10)
Income from Continuing Operations	$0.35	$0.75	$1.41	$0.58
Discontinued Operations	0.08	(0.03)	0.08	(0.03)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

Net Income Available to Common	$0.43	$0.72	$1.49	$0.35

DIVIDENDS PER SHARE	$0.165	$0.155	$0.495	$0.465

The accompanying notes to consolidated financial statements are an integral part of these statements. 3

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,277	$20,818
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	489,325	440,367
Deferred income taxes	57,661	28,918
Investment income	(52,741)	(37,911)
Minority share of income	18,208	14,756
Loss on impairment of intangible assets	—	49,595
(Gain) loss on assets of operations held for sale	(725)	23,619
Loss on investments	2,321	8,500
Discontinued operations	(4,351)	1,609
Cumulative effect of accounting change	—	11,789
Noncash interest expense	19,966	19,868
Other noncash expense	18,127	27,236
Changes in assets and liabilities
Change in accounts receivable	(47,333)	76,360
Change in materials and supplies	9,462	15,373
Change in accounts payable	(70,833)	(105,287)
Change in customer deposits and deferred revenues	11,906	15,212
Change in accrued taxes	6,538	31,119
Change in other assets and liabilities	(182)	(27,000)

	543,626	614,941

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(496,674)	(537,525)
Cash received from sale of assets	96,932	—
Acquisitions, net of cash acquired	(40,367)	(1,251)
Proceeds from exchange transaction	—	33,958
Distributions from unconsolidated entities	23,718	21,685
Other investing activities	(10,498)	(3,015)

	(426,889)	(486,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	355,000	282,596
Issuance of long-term debt	420,316	900
Repayments of notes payable	(300,000)	(273,020)
Repayment of Trust Originated Preferred Securities	—	(300,000)
Repayment of medium-term notes	—	(70,500)
Repayment of U.S. Cellular long-term debt	(413,288)	(40,680)
Repayment of other long-term debt	(21,488)	(14,570)
Repurchase of TDS Common shares	(20,440)	(56,522)
Stock options exercised	29,591	5,246
Dividends paid	(28,520)	(27,186)
Other financing activities	5,649	146

	26,820	(493,590)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143,557	(364,797)

CASH AND CASH EQUIVALENTS -
Beginning of period	937,651	1,298,936

End of period	$1,081,208	$934,139

The accompanying notes to consolidated financial statements are an integral part of these statements. 4

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,081,208	$937,651
Accounts receivable
Due from customers, less allowance of $21,286 and
$18,908, respectively	312,786	282,313
Other, principally connecting companies, less
allowance of $7,699 and $6,419, respectively	131,598	127,358
Materials and supplies, at average cost	76,572	87,270
Other current assets	82,906	70,354

	1,685,070	1,504,946

INVESTMENTS
Marketable equity securities	2,800,015	2,772,410
Wireless license costs	1,184,014	1,189,326
Wireless license rights	42,037	42,037
Goodwill	852,124	887,937
Customer lists, net of accumulated amortization of $32,128
and $22,206, respectively	27,417	24,448
Investments in unconsolidated entities	215,629	214,885
Notes receivable, less valuation allowance of $55,144
and $55,144, respectively	5,252	6,476
Other investments	18,284	15,439

	5,144,772	5,152,958

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,307,966	2,271,254
TDS Telecom	1,036,106	1,079,732

	3,344,072	3,350,986

OTHER ASSETS AND DEFERRED CHARGES	90,398	83,925

ASSETS OF OPERATIONS HELD FOR SALE	115,970	100,523

TOTAL ASSETS	$10,380,282	$10,193,338

The accompanying notes to consolidated financial statements are an integral part of these statements. 5

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY Unaudited

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$23,476	$23,712
Notes payable	55,000	—
Accounts payable	278,893	361,010
Customer deposits and deferred revenues	119,162	108,372
Accrued interest	31,802	31,884
Accrued taxes	110,931	46,107
Accrued compensation	68,034	69,290
Other current liabilities	60,194	56,570

	747,492	696,945

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,386,260	1,285,024
Derivative liability	664,926	712,252
Asset retirement obligations	132,938	124,501
Other	58,865	119,076

	2,242,989	2,240,853

LONG-TERM DEBT
Long-term debt, excluding current portion	1,997,145	1,994,913
Prepaid forward contracts	1,685,354	1,672,762

	3,682,499	3,667,675

LIABILITIES OF OPERATIONS HELD FOR SALE	4,216	2,427

MINORITY INTEREST IN SUBSIDIARIES	502,419	502,702

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued 56,366,000
and 56,282,000 shares, respectively	564	563
Series A Common Shares, par value $.01 per share; authorized
25,000,000 shares; issued and outstanding 6,420,000
and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,816,752	1,843,468
Treasury Shares, at cost, 5,386,000 and 5,688,000
shares, respectively	(452,263)	(493,714)
Accumulated other comprehensive income	342,258	296,820
Retained earnings	1,489,428	1,431,671

	3,196,803	3,078,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,380,282	$10,193,338

The accompanying notes to consolidated financial statements are an integral part of these statements. 6

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 82.0%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), and its 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), and wireless partnerships in which TDS has a majority general partnership interest or a controlling financial interest. In addition, as of January 1, 2004, the consolidated financial statements include all entities where TDS has a variable interest that will absorb a majority of the entity’s expected losses. All material intercompany accounts and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003 and the cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.	Restatements and Reclassifications

Wireless License Costs and Goodwill Restatements

On May 14, 2004, TDS restated its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, TDS allocated the excess of purchase price of wireless properties over tangible assets and liabilities acquired to wireless license costs and goodwill. At that time, the accounting treatment for TDS’s wireless license costs and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, TDS restated the allocation of $138.9 million of purchase price recorded as goodwill to wireless license costs as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of wireless license costs by a corresponding $90.7 million. Following these adjustments, TDS reperformed the impairment tests for its wireless license costs as of January 1, 2002, and recorded an impairment loss of $20.9 million, before an income tax benefit of $8.2 million and minority interest of $2.3 million. This impairment was recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS No. 142.

In the first quarter of 2003, TDS had recorded a Loss on assets of operations held for sale related to the pending disposition of certain wireless properties. The wireless license costs upon which the impairment was recorded in the first quarter of 2002 included the wireless license costs of these properties. As a result, a portion of the originally recognized Loss on assets of operations held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, Loss on assets of operations held for sale in the first quarter of 2003 was reduced by $1.9 million, before an income tax benefit of $0.8 million and minority interest of $0.2 million. In the third quarter of 2003, TDS had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense was reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to investment in licenses. Consequently, income tax expense in 2003 was reduced by $10.7 million and minority interest by $1.9 million.

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

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, costs for equipment sold by U.S. Cellular to retain current customers were included in selling, general and administrative expense. These costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and reclassified U.S. Cellular equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expense and into operating revenues and cost of services and products, respectively, for each period presented. These reclassifications have been reflected in the three and nine months ended September 30, 2003. These reclassifications increased operating revenues for the three and nine months ended September 30, 2003 by $7.6 million and $21.6 million, respectively, and increased cost of services and products by $23.5 million and $69.6 million, respectively, from the amounts originally reported. Selling, general and administrative expense was reduced by $15.9 million and $48.0 million, respectively, from the amounts originally reported in the results for the three and nine months ended September 30, 2003 to reflect the amounts reclassified to operating revenues and cost of services and products. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of TDS for the three and nine months ended September 30, 2003.

A summary of the changes to the affected captions on the statements of operations for the three and nine months ended September 30, 2003 related to the above reclassifications and restatements are included below:

	Three Months Ended September 30, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Wireless License Costs and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues (2)	$874,754	$—	$7,633	$882,387
Operating Expenses
Cost of services and products (2)	270,829	—	23,543	294,372
Selling, general and administrative expense (2)	327,080	—	(15,910)	311,170
Depreciation, amortization and accretion expense	144,238	—	—	144,238
Loss on impairment of intangible assets	—	—	—	—
(Gain) loss on assets of operations held for sale	(1,442)	—	—	(1,442)

Total Operating Expenses	740,705	—	7,633	748,338

Operating Income	134,049	—	—	134,049

Income before income taxes and
minority interest	95,692	—	—	95,692

Income tax expense (3)	49,541	(10,713)	—	38,828

Minority share of income	(11,537)	(1,911)	—	(13,448)

Income from continuing operations	34,614	8,802	—	43,416

Discontinued operations	(1,609)	—	—	(1,609)

Income before cumulative effect of accounting change	33,005	8,802	—	41,807

Cumulative effect of accounting change	—	—	—	—

Net income	$33,005	$8,802	$—	$41,807

Basic Weighted Average Shares Outstanding (000s)	57,420	—	—	57,420

Basic Earnings per Share
Income from continuing operations	$0.60	$0.16	$—	$0.76
Discontinued operations	(0.03)	—	—	(0.03)
Cumulative effect of accounting change	—	—	—	—

Net income available to common	$0.57	$0.16	$—	$0.73

Diluted Weighted Average Shares Outstanding (000s)	57,793	73	—	57,866

Diluted Earnings per Share
Income from continuing operations	$0.60	$0.15	$—	$0.75
Discontinued operations	(0.03)	—	—	(0.03)
Cumulative effect of accounting change	—	—	—	—

Net income available to common	$0.57	$0.15	$—	$0.72

(1)	Amounts as previously reported in amendment No. 2 to the September 30, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, TDS included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of services and products, respectively. This change was reflected retrospectively in each of the first three quarters of 2003.
(3)	In the third quarter of 2003, TDS had originally recorded an income tax expense upon the closing of the disposition of certain wireless properties by U.S. Cellular. This tax expense was reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to wireless license costs. Consequently, income tax expense in 2003 was reduced by $10.7 million.

	Nine Months Ended September 30, 2003

(Dollars in thousands, except per share amounts)		Effects of 2003 Changes

Statement of Operations:	As Previously Reported (1)	Wireless License Costs and Goodwill Restatements	Retention Reclass- ifications	As Restated

Operating Revenues (2)	$2,533,459	$—	$21,620	$2,555,079
Operating Expenses
Cost of services and products (2)	796,415	—	69,639	866,054
Selling, general and administrative expense (2)	1,011,156	—	(48,019)	963,137
Depreciation, amortization and accretion expense	440,367	—	—	440,367
Loss on impairment of intangible assets	—	49,595	—	49,595
(Gain) loss on assets of operations held for sale (3)	25,558	(1,939)	—	23,619

Total Operating Expenses	2,273,496	47,656	21,620	2,342,772

Operating Income	259,963	(47,656)	—	212,307

Income before income taxes and minority interest	144,074	(47,656)	—	96,418

Income tax expense (3)	76,988	(29,542)	—	47,446

Minority share of income (3)	(17,988)	3,232	—	(14,756)

Income from continuing operations	49,098	(14,882)	—	34,216

Discontinued operations	(1,609)	—	—	(1,609)

Income before cumulative effect of accounting change	47,489	(14,882)	—	32,607

Cumulative effect of accounting change	(11,789)	—	—	(11,789)

Net income	$35,700	$(14,882)	$—	$20,818

Basic Weighted Average Shares Outstanding (000s)	57,829	—	—	57,829

Basic Earnings per Share
Income from continuing operations	$0.84	$(0.26)	$—	$0.58
Discontinued operations	(0.03)	—	—	(0.03)
Cumulative effect of accounting change	(0.20)	—	—	(0.20)

Net income available to common	$0.61	$(0.26)	$—	$0.35

Diluted Weighted Average Shares Outstanding (000s)	57,924	—	—	57,924

Diluted Earnings per Share
Income from continuing operations	$0.84	$(0.26)	$—	$0.58
Discontinued operations	(0.03)	—	—	(0.03)
Cumulative effect of accounting change	(0.20)	—	—	(0.20)

Net income available to common	$0.61	$(0.26)	$—	$0.35

(1)	Amounts as previously reported in amendment No. 2 to the September 30, 2003 Quarterly Report on Form 10-Q filed March 10, 2004.
(2)	Prior to the fourth quarter of 2003, TDS included costs for equipment sold to retain current U.S. Cellular customers in selling, general and administrative expense, partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and has reclassified the equipment sales revenues and cost of equipment sold related to the retention of current U.S. Cellular customers out of selling, general and administrative expense into operating revenues and cost of services and products, respectively. This change was reflected retrospectively in each of the first three quarters of 2003.
(3)	The reductions to the (Gain) loss on assets of operations held for sale and related income tax expense and minority interest are the result of impairment losses recorded on wireless license costs in 2002. Also, in the third quarter of 2003, TDS had originally recorded an income tax expense upon the closing of the disposition of certain wireless properties by U.S. Cellular. This tax expense was reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to wireless license costs. Consequently, income tax expense in 2003 was reduced by $10.7 million.

3.	Summary of Significant Accounting Policies

Operating Lease Revenue and Expense

During the third quarter of 2004, TDS revised its accounting for certain operating leases that contain fixed rental increases to recognize lease revenue and expense on a straight-line basis over the lease term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended, and related pronouncements. Pursuant to its revised accounting for such leases, TDS recorded out-of-period adjustments to operating revenues and operating expenses during the third quarter of 2004. The adjustments were not considered material to the current year or any prior years’ earnings, earnings trends or individual financial statement line items. The adjustments were recorded in the current quarter ended September 30, 2004, and no prior periods were adjusted. The impact of the out-of-period adjustments on the affected line items in TDS’s consolidated statements of operations for the three and nine months ended September 30, 2004 is as follows:

Three months ended September 30, 2004
(Dollars in thousands, except earnings per share)		TDS Telecom

Increase (decrease)	U.S. Cellular	ILEC	CLEC	All Other	Total

Operating revenues	$980	$120	$—	$—	$1,100
Cost of services and products	2,892	85	—	—	2,977
Selling, general and
administrative expense	1,848	396	583	—	2,827

Total operating expenses	4,740	481	583	—	5,804

Operating income	(3,760)	(361)	(583)	—	(4,704)

Other income (expense) net				(1,701)	(1,701)

Income before income taxes
and minority interest					(6,405)
Net income					$(3,432)

Basic earnings per share					$(0.06)
Diluted earnings per share					$(0.06)

Nine months ended September 30, 2004
(Dollars in thousands, except earnings per share)		TDS Telecom

Increase (decrease)	U.S. Cellular	ILEC	CLEC	All Other	Total

Operating revenues	$821	$69	$—	$—	$890
Cost of services and products	2,334	50	—	—	2,384
Selling, general and
administrative expense	1,606	223	454	—	2,283

Total operating expenses	3,940	273	454	—	4,667

Operating income	(3,119)	(204)	(454)	—	(3,777)

Other income (expense) net				(1,589)	(1,589)

Income before income taxes
and minority interest					(5,366)
Net income					$(2,880)

Basic earnings per share					$(0.05)
Diluted earnings per share					$(0.05)

Variable Interest Entities

TDS accounts for variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). This interpretation modifies the requirements for consolidation of investments previously contained in Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Under FIN 46R, certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities and are potentially subject to consolidation by an investor other than the investor with the majority equity interest. The adoption of FIN 46R in January 2004 resulted in the inclusion of one additional wireless market in TDS’s consolidated operations. The operations of such additional market did not have a material impact on TDS’s financial position or results of operations.

Other Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom. One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Service Cost	$591	$419	$1,772	$1,257
Interest on accumulated benefit obligation	665	620	1,995	1,860
Expected return on plan assets	(337)	(299)	(1,011)	(898)
Amortization of:
Prior service cost	(179)	(32)	(536)	(96)
Net loss	237	123	712	371

Net postretirement cost	$977	$831	$2,932	$2,494

TDS has contributed $6.9 million to the postretirement plan assets during 2004.

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $3.2 million and $9.2 million for the three and nine months ended September 30, 2004, respectively, and were $3.3 million and $8.9 million for the three and nine months ended September 30, 2003, respectively.

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

No compensation costs have been recognized for employee stock purchase plans because the purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with SFAS No. 123, TDS’s net income available to common and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
Net Income Available to Common
As Reported	$25,100	$41,703	$86,125	$20,506
Pro Forma Expense	(5,706)	(4,600)	(13,989)	(8,988)

Pro Forma Net Income Available to Common	$19,394	$37,103	$72,136	$11,518

Basic Earnings per Share
As Reported	$0.44	$0.73	$1.50	$0.35
Pro Forma Expense per Share	(0.10)	(0.08)	(0.24)	(0.15)

Pro Forma Basic Earnings per Share	$0.34	$0.65	$1.26	$0.20

Diluted Earnings per Share
As Reported	$0.43	$0.72	$1.49	$0.35
Pro Forma Expense per Share	(0.10)	(0.08)	(0.24)	(0.15)

Pro Forma Diluted Earnings per Share	$0.33	$0.64	$1.25	$0.20

Recent Accounting Pronouncements

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

TDS has reviewed the impact of the Act on the TDS retiree medical plan, and has concluded that the plan is not expected to provide benefits which are the actuarial equivalent of the standard Medicare Part D benefit. Therefore, TDS would not be eligible to receive the federal subsidy offered under the Act.

The FASB published guidance on the accounting for the government subsidy in FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that is effective beginning July 1, 2004. As a result of the conclusion that the plan is not expected to qualify for the federal subsidy, TDS believes that the effect of the Act on the TDS retiree medical plan is not a significant event pursuant to paragraph 73 of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and TDS did not remeasure plan assets and obligations as of the effective date of FSP 106-2.

TDS intends to clarify the plan’s design to advise participants that all retiree benefits will be coordinated with Medicare. The effects of this plan clarification will be recognized in future periods after the changes are finalized and communicated to employees.

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

Net income available to common shareholders includes Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale for the three and nine months ended September 30, 2004 and 2003, which had a significant effect on the effective tax rate in each period. The effective tax rate for the nine month period was 40.9% in 2004 and 49.2% in 2003 including the tax effect of such losses and gains. The effective tax rate is higher in 2003 as a result of the tax benefit of $28.2 million recorded on Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale in 2003 being at a lower effective tax rate than the effective tax rate of the tax expense on operations, increasing the overall effective tax rate above the effective tax rate from operations. TDS recorded a tax expense of $11.6 million in the third quarter of 2004 related to the announced sale of certain assets to ALLTEL Communications, Inc. (“ALLTEL”). This transaction is expected to close in the fourth quarter 2004 and is discussed in Note 21 – Acquisitions, Divestitures and Exchanges.

Excluding the tax effects of losses and gains, the effective tax rate on operations for the nine month period was 32.7% in 2004 and 42.4% in 2003. The 2004 effective tax rate on operations excluding losses and gains is lower than 2003 due to favorable settlements of several tax issues in 2004. During the third quarter of 2004, the Internal Revenue Service substantially completed its audit of TDS’s federal income tax returns for the years 1997 through 2001 and claims for research tax credits for prior periods. Primarily based on the results of the audit, TDS reduced its accrual for audit contingencies by $6.8 million in the third quarter of 2004. Also in the quarter, TDS recorded a $5.6 million benefit for the research tax credits that were allowed in the federal income tax audit.

The following table summarizes the effective income tax expense (benefit) rates in each of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

Effective Tax (Benefit) Rate From:
Operations excluding Loss on investments, Loss
on impairment of intangible assets and
(Gain) loss on assets of operations held for sale (1)	14.5%	42.2%	32.7%	42.4%
Loss on investments, Loss on impairment of
intangible assets, and (Gain) loss on
assets of operations held for sale (2)(3)	NM	(63.2)%	NM	(34.5)%
Income from continuing operations before income taxes, minority interest and cumulative
effect of accounting changes	40.4%	40.6%	40.9%	49.2%
NM	- Not Meaningful

(1)	The 2004 effective tax rates on operations excluding Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale are lower than 2003 due to favorable settlements of federal income tax audits and allowance of research tax credits.
(2)	The 2004 effective tax rates on Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale are not meaningful primarily because TDS recorded a tax expense of $11.6 million in the third quarter of 2004 related to the pending sale of certain assets to ALLTEL. The transaction with ALLTEL is expected to close in the fourth quarter 2004.
(3)	The 2003 effective tax rates reflect tax benefits of $0.9 million in the third quarter of 2003 and $28.2 million in the nine months ended September 30, 2003 from Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale.

5.	Loss on Impairment of Intangible Assets

Loss on impairment of intangible assets totaled $49.6 million in the first nine months of 2003. As discussed previously, TDS restated 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In connection with this restatement, TDS reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million and minority interest of $5.4 million.

The 2004 annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2004. Other than a license impairment loss recorded as a Loss on investments related to a non-operating market, no impairment losses resulted from the 2004 annual impairment tests. See Note 7 – Loss on Investments for a discussion of this license impairment loss.

6.	(Gain) Loss on Assets of Operations Held for Sale

TDS recorded an estimated Loss on assets of operations held for sale of $22.0 million in the fourth quarter of 2003 related to the sale of U.S. Cellular’s wireless properties in southern Texas to AT&T Wireless Services, Inc. (“AT&T Wireless”). In the nine months ended September 30, 2004, TDS reduced the loss by $0.7 million for a total loss of $21.3 million. The loss represents the difference between the book value of the markets sold to AT&T Wireless and the cash received in the transaction when it was completed.

TDS reported a Loss on assets of operations held for sale of $23.6 million in the nine months ended September 30, 2003 representing the difference between the carrying value of the Georgia and Florida wireless markets U.S. Cellular transferred to AT&T Wireless and the fair value of the assets received in the exchange transaction. This exchange transaction was completed on August 1, 2003.

See Note 21 – Acquisitions, Divestitures and Exchanges for further information on both transactions with AT&T Wireless.

7.	Loss on Investments

TDS reported Loss on investments of $2.3 million in the nine months ended September 30, 2004. TDS recorded a $1.8 million loss to reflect an impairment in the carrying value of a license held in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed. In September 2004, U.S. Cellular entered into an agreement to sell this market to MetroPCS California/Florida, Inc. (“MetroPCS”). No gain or loss is expected to be recorded on this sale. In September 2004, TDS also recorded a $0.5 million impairment loss ($0.3 million net of taxes of $0.2 million) on an investment in a telephone company accounted for using the cost method.

TDS reported Loss on investments of $8.5 million in the nine months ended September 30, 2003. TDS reported a loss of $3.5 million in 2003 for an impairment in the carrying value of a license in a non-operating market in Florida. TDS also reported an impairment loss of $5.0 million on a cellular market investment held by TDS Telecom in conjunction with its annual license cost and goodwill impairment testing.

8.	Discontinued Operations

In the third quarter of 2004, TDS recorded a gain of $7.0 million ($4.4 million, net of income tax benefit of $2.6 million), or $0.08 per diluted share, for discontinued operations relating to a reduction in indemnity accrual requirements, primarily tax related, associated with the merger of Aerial Communications, Inc. (“Aerial”) with VoiceStream Wireless Corporation (“VoiceStream”) in 2000. The accrual was reduced in the third quarter of 2004 due to favorable outcomes of federal and state tax audits which reduced the potential indemnity obligation. See Indemnifications in Note 25 — Commitments and Contingencies.

In the third quarter of 2003, TDS recorded a loss of $2.8 million ($1.6 million, net of income tax expense of $1.2 million), or $(0.03) per diluted share, for discontinued operations related to certain liabilities associated with the merger of Aerial and VoiceStream.

9.	Cumulative Effect of Accounting Change

Effective January 1, 2003, TDS adopted SFAS No.143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with asset retirements. The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million, net of tax and minority interest, or $(0.20) per basic and diluted share.

10.	Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars and shares in thousands)
Basic Earnings per Share:
Income from Continuing Operations	$20,800	$43,416	$81,926	$34,216
Preferred Dividend requirement	51	104	152	312

Income from Continuing Operations Available to
Common	20,749	43,312	81,774	33,904
Discontinued Operations	4,351	(1,609)	4,351	(1,609)
Cumulative Effect of Accounting Change	—	—	—	(11,789)

Net Income Available to Common used in
Basic Earnings per Share	$25,100	$41,703	$86,125	$20,506

Diluted Earnings per Share:
Income from Continuing Operations Available to
Common used in Basic Earnings per Share	$20,749	$43,312	$81,774	$33,904
Reduction in Preferred Dividends if Preferred
Shares Converted into Common Shares	—	100	—	—
Minority Income Adjustment (1)	(104)	(210)	(324)	(219)

Income from Continuing Operations Available to
Common	20,645	43,202	81,450	33,685
Discontinued Operations	4,351	(1,609)	4,351	(1,609)
Cumulative Effect of Accounting Change	—	—	—	(11,789)

Net Income Available to Common used in
Diluted Earnings per Share	$24,996	$41,593	$85,801	$20,287

Weighted Average Number of Common Shares used
in Basic Earnings per Share	57,321	57,420	57,253	57,829
Effects of Dilutive Securities:
Stock Options (2)	294	228	267	95
Conversion of Preferred Shares (3)	—	218	—	—

Weighted Average Number of Common Shares used
in Diluted Earnings per Share	57,615	57,866	57,520	57,924

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

Basic Earnings per Share:
Income from Continuing Operations	$0.36	$0.76	$1.42	$0.58
Discontinued Operations	0.08	(0.03)	0.08	(0.03)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

	$0.44	$0.73	$1.50	$0.35

Diluted Earnings per Share:
Income from Continuing Operations	$0.35	$0.75	$1.41	$0.58
Discontinued Operations	0.08	(0.03)	0.08	(0.03)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

	$0.43	$0.72	$1.49	$0.35

(1)	The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.
(2)	Stock options convertible into 681,402 Common Shares were not included in computing Diluted Earnings per Share in the three and nine months ended September 30, 2004, respectively, because their effects were antidilutive. Stock options convertible into 1,292,021 and 1,446,525 Common Shares were not included in computing Diluted Earnings per Share in the three and nine months ended September 30, 2003, respectively, because their effects were antidilutive.
(3)	Preferred shares convertible into 72,806 Common Shares were not included in computing Diluted Earnings per Share in the three and nine months ended September 30, 2004, respectively, because their effects were antidilutive. Preferred shares convertible into 225,519 Common Shares were not included in computing Diluted Earnings per Share in the nine months ended September 30, 2003 because their effects were antidilutive.

11.	Marketable Equity Securities

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

The market values of the marketable equity securities may fall below the accounting cost basis of such securities. If TDS determines the decline in value of the marketable equity securities to be other than temporary, the unrealized loss included in Accumulated other comprehensive income is recognized and recorded as a loss in the Statement of Operations.

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

Information regarding TDS’s marketable equity securities is summarized as follows:

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,435,988	$2,403,123
Vodafone Group Plc - 12,945,915 American Depositary Receipts	312,126	324,166
VeriSign, Inc. - 2,361,333 Common Shares	46,943	38,490
Rural Cellular Corporation - 719,396 equivalent Common Shares	4,957	5,719
Other	1	912

Aggregate fair value	2,800,015	2,772,410
Accounting cost basis	1,543,677	1,543,932

Gross unrealized holding gains	1,256,338	1,228,478
Deferred income tax (expense)	(490,517)	(479,683)

Unrealized holding gains, net of tax	765,821	748,795
Derivative instruments, net of tax	(418,927)	(447,319)
Equity method unrealized gains	261	126
Minority share of unrealized holding gains	(4,897)	(4,782)

Accumulated other comprehensive income	$342,258	$296,820

12.	Goodwill

TDS has substantial amounts of goodwill as a result of the acquisition of wireless markets, and the acquisition of operating telephone companies. The changes in goodwill for the nine months ended September 30, 2004 and 2003, were as follows. TDS Telecom's incumbent local exchange carriers are designated as "ILEC" and its competitive local exchange carrier is designated as "CLEC" in the table.

		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	Other(1)	Total

Beginning Balance December 31, 2003	$430,256	$397,341	$29,440	$30,900	$887,937
Acquisitions	3,649	—	—	—	3,649
Assets of operations held for
sale (2)	(8,257)	—	—	(30,900)	(39,157)
Other Adjustments	(305)	—	—	—	(305)

Balance September 30, 2004	$425,343	$397,341	$29,440	$—	$852,124

As Restated
Balance December 31, 2002	$504,744	$397,482	$29,440	$35,900	$967,566
Divestiture	(69,961)	—	—	—	(69,961)
Impairment Loss	—	—	—	(5,000)	(5,000)
Other Adjustments	(190)	(141)	—	—	(331)

Balance September 30, 2003	$434,593	$397,341	$29,440	$30,900	$892,274

(1)	Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary.
(2)	As a result of the agreements with ALLTEL, as described more fully in Note 22 - Assets and Liabilities of Operations Held for Sale, $8.3 million of Goodwill recorded at U.S. Cellular and $30.9 million of Goodwill related to a wireless market owned by a TDS Telecom subsidiary were reclassified to Assets of operations held for sale as of September 30, 2004.

13.	Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

Significant investments in TDS’s unconsolidated entities include the following:

	September 30, 2004	September 30, 2003

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	8.0%	8.0%
Midwest Wireless Communications, LLC	15.7%	15.7%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%
(1)	As a result of the agreement with ALLTEL, as described more fully in Note 22 - Assets and Liabilities of Operations Held for Sale, TDS's investment in this partnership was reclassified to Assets of operations held for sale as of September 30, 2004.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS's investments are accounted for by the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in thousands)
Results of operations
Revenues	$724,000	$694,000	$2,184,000	$1,859,000
Operating expenses	487,000	519,000	1,525,000	1,387,000

Operating income	237,000	175,000	659,000	472,000
Other income (expense), net	19,000	(1,000)	20,000	3,000

Net Income	$256,000	$174,000	$679,000	$475,000

14.	Customer Lists

The customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the first quarter of 2004 added $12.9 million to the gross balance at September 30, 2004. Customer list amortization expense was $3.2 million and $9.9 million for the three and nine months ended September 30, 2004, respectively, and was $3.9 and $12.9 million for the three and nine months ended September 30, 2003, respectively. Amortization expense for the remainder of 2004 and for the years 2005-2008 is expected to be $2.5 million, $8.3 million, $5.4 million, $3.6 million and $2.4 million, respectively.

15.	Property, Plant and Equipment

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of Time Division Multiple Access (“TDMA”) radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by law to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to Code Division Multiple Access (“CDMA”) 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are expected to be in use. These changes increased depreciation by $2.2 million and $12.1 million for the three and nine months ended September 30, 2004, respectively, and are estimated to increase depreciation by $14.9 million for the full year 2004. The changes in useful lives reduced net income by $1.1 million, or $0.02 per share for the three months ended September 30, 2004, and $6.0 million, or $0.10 per share for the nine months ended September 30, 2004.

In the nine months ended September 30, 2004, certain U.S. Cellular TDMA digital radio equipment consigned to a third party for sale was written down by $11.3 million in conjunction with the consignment and sale of such equipment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets sold or to be sold to the proceeds received or to be received from their disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular expects to complete the review in the fourth quarter of 2004. U.S. Cellular charged $4.0 million to depreciation expense for the estimated write-off in the second quarter 2004. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required in the fourth quarter of 2004.

16.	Revolving Credit Facilities and Forward Contracts

TDS has a $600 million revolving credit facility available for general corporate purposes. At September 30, 2004, this credit facility had $596.6 million available for use, net of $3.4 million of outstanding letters of credit. This credit facility expires in January 2007. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. The contractual spread was 30 basis points as of September 30, 2004 (for a rate of 2.14% based on the one month LIBOR rate at September 30, 2004).

TDS also has $75 million of additional bank lines of credit for general corporate purposes, all of which was unused at September 30, 2004. These line of credit agreements expire in less than one year and provide for borrowings at negotiated rates up to the prime rate (4.75% at September 30, 2004).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2004, this credit facility had $644.8 million available for use, net of borrowings of $55.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage based on U.S. Cellular’s credit rating. The margin percentage was 55 basis points as of September 30, 2004 (for a rate of 2.39% based on the one month LIBOR rate at September 30, 2004).

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

17.	Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability and related asset retirement obligation accretion expense. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at September 30, 2004 was $64.5 million and $69.2 million, respectively.

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up the asset retirement obligation amounts shown on the Balance Sheet. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at September 30, 2004 was $31.8 million and $33.1 million, respectively. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 at December 31, 2003 and at September 30, 2004 was $28.2 million and $30.6 million, respectively.

TDS Telecom has determined that its competitive local exchange carrier does not have a material legal obligation to remove long-lived assets as described by SFAS No. 143.

The table below summarizes the changes in asset retirement obligations during the nine months ended September 30, 2004.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)
Beginning Balance - December 31, 2003	$64,501	$60,000	$124,501
Additional liabilities accrued	3,089	4,319	7,408
Accretion expense	3,713	—	3,713
Costs of removal incurred in 2004	—	(619)	(619)
Liabilities of operations held for sale (1)	(430)	—	(430)
Disposition of assets (2)	(1,635)	—	(1,635)

Ending Balance - September 30, 2004	$69,238	$63,700	$132,938

(1)	As a result of the agreement with ALLTEL, as described more fully in Note 22 - Assets and Liabilities of Operations Held for Sale, $430,000 of Asset retirement obligations recorded at U.S. Cellular were reclassified to Liabilities of operations held for sale.
(2)	As a result of the sale of wireless properties to AT&T Wireless in February 2004, Asset retirement obligations associated with these properties are no longer obligations of U.S. Cellular.

18.	Long-Term Debt

On May 25, 2004, U.S. Cellular filed with the SEC a shelf registration statement on Form S-3 to register the issuance from time to time of up to $500 million of senior debt securities. This registration statement became effective on June 2, 2004.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due June 15, 2034 under this registration statement. Interest on the notes is payable quarterly. U.S. Cellular may redeem the notes, in whole or in part, at any time on and after June 17, 2009, at redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

Also, on June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due December 15, 2033 priced to yield 7.21% to maturity under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This was a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

The total net proceeds from the 7.5% and 6.7% senior note offerings completed in June 2004, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes, on July 26, 2004, at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, were used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004. No gain or loss was recognized as a result of such redemptions. However, U.S. Cellular wrote off $3.6 million of deferred debt expenses related to the redemption of long-term debt to Other income (expense), net in the Statement of Operations in the third quarter of 2004.

19.	Minority Interest in Subsidiaries

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

On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150.” The FSP indefinitely deferred the classification and measurement provisions of SFAS No. 150 related to the mandatorily redeemable minority interests associated with finite-lived subsidiaries, but retained the related disclosure provisions. The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $102.7 million at September 30, 2004. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2004, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2004 is $28.2 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $74.5 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

20.	Common Share Repurchase Program

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. As market conditions warrant, TDS may repurchase Common Shares on the open market or at negotiated prices in private transactions, at prices approximating then existing market prices. TDS may use repurchased shares to fund acquisitions and for other corporate purposes.

In the nine months ended September 30, 2004, TDS repurchased 214,800 Common Shares under this authorization for an aggregate purchase price of $14.9 million, representing an average per share price of $69.15 including commissions. As of September 30, 2004, shares remaining available for repurchase under this authorization totaled 824,300. In the nine months ended September 30, 2003, TDS repurchased 1.4 million Common Shares under this authorization for an aggregate purchase price of $56.5 million, representing an average per share price of $40.99, including commissions.

U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions. No U.S. Cellular Common Shares were repurchased in the nine months ended September 30, 2003.

21.	Acquisitions, Divestitures and Exchanges

2004 Activity

On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach Florida 20 MHz C block personal communications service license to MetroPCS for approximately $8.5 million. The transaction is expected to close in the fourth quarter of 2004. U.S. Cellular does not expect to record a gain or loss on this transaction. The Daytona license has been reclassified to Assets of operations held for sale on the Balance Sheet as of September 30, 2004.

On August 4, 2004, TDS and U.S. Cellular announced that they had entered into definitive agreements with ALLTEL to sell certain wireless properties. TDS and U.S. Cellular subsidiaries will sell three consolidated properties and six minority interests to ALLTEL for approximately $143 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The closing of the transaction is expected to occur in the fourth quarter of 2004.

TDS expects to record a pre-tax gain of approximately $50 million related to the ALLTEL transaction at the time of closings representing the excess of the cash received over the net book value of the assets and liabilities sold, subject to a working capital adjustment. As a result of signing the definitive agreements for this transaction, TDS reclassified the assets and liabilities of the properties to be transferred as Assets and Liabilities of operations held for sale on the Balance Sheet as of September 30, 2004. See Note 22 – Assets and Liabilities of Operations Held for Sale.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets operations held for sale in the fourth quarter of 2003 and a $0.7 million reduction of the loss in the nine months ended September 30, 2004) was recorded as a Loss on assets of operations held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

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

2003 Activity

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In return, U.S. Cellular received the following a) rights to acquire controlling interests in 36 personal communication service licenses contiguous to and that overlap existing U.S. Cellular properties in 13 states in the Midwest and the Northeast; b) approximately $34 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as Wireless license rights on the Balance Sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. A $23.6 million Loss on assets of operations held for sale (included in operating expenses) was recorded in the nine months ended September 30, 2003 representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

22.	Assets and Liabilities of Operations Held for Sale

In connection with the definitive agreements with ALLTEL and MetroPCS described in Note 21, the consolidated Balance Sheet and supplemental data of TDS as of September 30, 2004 reflect the assets and liabilities to be transferred as Assets and Liabilities of operations held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred are included in results of continuing operations through September 30, 2004 and will continue to be included in results of operations through the closings of the transactions.

Summarized assets and liabilities relating to operations held for sale are as follows:

September 30, 2004

(Dollars in thousands)

Current assets	$12,820
Wireless license costs	8,758
Goodwill	39,157
Property, plant and equipment, net	32,226
Investment in unconsolidated entities	21,844
Other assets	1,165

Assets of operations held for sale	$115,970

Current liabilities	$3,729
Deferred credits	487

Liabilities of operations held for sale	$4,216

23.	Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Balance, beginning of period	$296,820	$191,704

Marketable Equity Securities
Add (Deduct):
Unrealized gains on marketable equity securities	27,860	264,215
Income tax expense	(10,834)	(103,285)

	17,026	160,930
Unrealized gains (losses) of equity method companies	135	(489)
Minority share of unrealized (gains) losses	1,037	(2,724)

Net unrealized gains	18,198	157,717

Deduct (Add):
Recognized losses on marketable equity securities	—	(168)
Income tax benefit	—	62

	—	(106)
Minority share of recognized losses	—	21

Net recognized losses from marketable equity securities included
in net income	—	(85)

	18,198	157,802

Derivative Instruments
Unrealized gains (losses) on derivative instruments	46,315	(160,639)
Income tax (expense) benefit	(17,923)	62,433

	28,392	(98,206)
Minority share of unrealized (gains) losses on derivative instruments	(1,152)	990

	27,240	(97,216)

Net change in unrealized gains included in
comprehensive income	45,438	60,586

Balance, end of period	$342,258	$252,290

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Accumulated Unrealized Gains (Losses) on Derivative Instruments

Balance, beginning of period	$(441,300)	$(49,584)
Add (Deduct):
Unrealized gains (losses) on derivative instruments	46,315	(160,639)
Income tax (expense) benefit	(17,923)	62,433
Minority share of unrealized (gains) losses on derivative
instruments	(1,152)	990

Balance, end of period	$(414,060)	$(146,800)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Comprehensive Income
Net Income	$25,151	$41,807	$86,277	$20,818
Net change in unrealized gains (losses)
on marketable equity securities and
derivative instruments	42,178	(8,616)	45,438	60,586

	$67,329	$33,191	$131,715	$81,404

24.	Business Segment Information

Financial data for TDS’s business segments for each of the three and nine month periods ended or at September 30, 2004 and 2003 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at September 30, 2004		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$748,213	$165,275	$56,522	$(1,230)	$968,780
Cost of services and products	280,785	45,205	23,769	(735)	349,024
Selling, general and administrative
expense	298,011	43,902	33,896	(495)	375,314

Operating income before depreciation,
amortization and accretion (2)	169,417	76,168	(1,143)	—	244,442
Depreciation, amortization and
accretion expense	127,408	32,667	9,387	—	169,462

Operating income (loss)	42,009	43,501	(10,530)	—	74,980
Significant noncash items:
Investment income	19,265	175	—	139	19,579
Loss on investments	—	—	—	(491)	(491)
Marketable equity securities	249,571	—	—	2,550,444	2,800,015
Investment in unconsolidated entities	171,727	19,630	—	24,272	215,629
Total assets	4,979,117	1,836,279	235,288	3,329,598	10,380,282
Capital expenditures	$131,648	$31,571	$7,198	$1,142	$171,559

Three Months Ended or at September 30, 2003 As Restated		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$664,976	$164,650	$53,468	$(707)	$882,387
Cost of services and products	230,650	41,240	22,734	(252)	294,372
Selling, general and administrative
expense	236,573	44,571	30,481	(455)	311,170

Operating income before depreciation,
amortization and accretion, loss on
impairment of intangible assets and
loss on assets of operations held for
sale (2)	197,753	78,839	253	—	276,845
Depreciation, amortization and
accretion expense	103,634	32,059	8,545	—	144,238
(Gain) loss on assets of operations held
for sale	(1,442)	—	—	—	(1,442)

Operating income (loss)	95,561	46,780	(8,292)	—	134,049
Significant noncash items:
Investment income	11,301	149	—	194	11,644
Marketable equity securities	211,178	—	—	1,996,366	2,207,544
Investment in unconsolidated entities	178,417	19,218	—	24,894	222,529
Total assets	4,794,171	1,786,873	233,751	2,710,235	9,525,030
Capital expenditures	$135,111	$32,007	$7,999	$1,485	$176,602

Nine Months Ended or at September 30, 2004		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$2,118,088	$487,911	$171,039	$(3,158)	$2,773,880
Cost of services and products	793,265	118,906	67,330	(1,854)	977,647
Selling, general and administrative
expense	825,836	130,350	94,133	(1,304)	1,049,015

Operating income before depreciation,
amortization and accretion (2)	498,987	238,655	9,576	—	747,218
Depreciation, amortization and
accretion expense	363,551	97,639	28,135	—	489,325
(Gain) loss on assets of operations held
for sale	(725)	—	—	—	(725)

Operating income (loss)	136,161	141,016	(18,559)	—	258,618
Significant noncash items:
Investment income	51,913	525	—	303	52,741
Loss on investments	(1,830)	—	—	(491)	(2,321)
Marketable equity securities	249,571	—	—	2,550,444	2,800,015
Investment in unconsolidated entities	171,727	19,630	—	24,272	215,629
Total assets	4,979,117	1,836,279	235,288	3,329,598	10,380,282
Capital expenditures	$394,762	$76,148	$22,250	$3,514	$496,674

Nine Months Ended or at September 30, 2003 As Restated		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$1,914,687	$484,052	$158,386	$(2,046)	$2,555,079

Cost of services and products	683,870	119,219	63,737	(772)	866,054
Selling, general and administrative
expense	745,020	131,604	87,787	(1,274)	963,137

Operating income before depreciation,
amortization and accretion, loss on
impairment of intangible assets and
loss on assets of operations held for
sale (2)	485,797	233,229	6,862	—	725,888
Depreciation, amortization and
accretion expense	317,905	97,799	24,663	—	440,367
Loss on impairment of intangible assets	49,595	—	—	—	49,595
Loss on assets of operations held for
sale	23,619	—	—	—	23,619

Operating income (loss)	94,678	135,430	(17,801)	—	212,307
Cumulative effect of accounting change,
net of tax and minority interest	(14,346)	—	—	2,557	(11,789)
Significant noncash items:
Investment income	37,163	488	—	260	37,911
Loss on investments	(3,500)	—	—	(5,000)	(8,500)
Marketable equity securities	211,178	—	—	1,996,366	2,207,544
Investment in unconsolidated entities	178,417	19,218	—	24,894	222,529
Total assets	4,794,171	1,786,873	233,751	2,710,235	9,525,030
Capital expenditures	$439,113	$76,707	$17,208	$4,497	$537,525

(1)	Consists of the TDS Corporate operations, TDS Telecom intercompany revenue and expense eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.
(2)	Operating income before depreciation, amortization and accretion and Operating income before depreciation, amortization and accretion, Loss on impairment of intangible assets and Loss on assets of operations held for sale are measures of profit and loss used by the chief operating decision maker to review the operating performance of each reportable business segment and is reported above in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands)
Total operating income from
reportable segments	$74,980	$134,049	$258,618	$212,307
Investment and other income (expense)	(30,795)	(38,357)	(89,238)	(115,889)

Income before income taxes and
minority interest	$44,185	$95,692	$169,380	$96,418

25.	Commitments and Contingencies

Indemnifications

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless. As of September 30, 2004, TDS has recorded liabilities of $12.5 million relating to this indemnity.

Legal Proceedings

TDS is involved in legal proceedings before the FCC and various state and federal courts from time to time. TDS does not believe that any of such proceedings will have a materially adverse impact on the financial position, results of operations or cash flows of TDS.

Regulatory Environment

In response to petitions filed by the regional Bell operating company for increases in rates for certain wholesale services that it provides to TDS Telecom's competitive local exchange carrier ("CLEC") operation, the state public service commissions of Illinois, Wisconsin and Michigan have issued orders that will adversely affect the cost of providing some services for TDS Telecom's CLEC operation in those states, primarily services to residential customers and certain small business customers. The pricing data for the principal markets of the CLEC became available in the fourth quarter and are subject to interpretation. The full impact of these orders is still being analyzed by management and management will continue with the analysis in the fourth quarter. TDS Telecom will review its business strategy and may make certain strategic and tactical business decisions to address the impact of the new pricing. When the analysis is complete it is possible that there will be an impairment of the CLEC. An impairment loss, if any, would require TDS to reduce the value of its CLEC assets and record a loss in its statement of operations.

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom's financial condition, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS) is a diversified telecommunications company providing high-quality telecommunications services to approximately 6.0 million wireless telephone customers and wireline telephone equivalent access lines. TDS conducts substantially all of its wireless telephone operations through its 82.0%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

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

RESTATEMENTS AND RECLASSIFICATIONS

Wireless License Costs and Goodwill Restatements

On May 14, 2004 TDS restated its 2003 and 2002 financial statements relating to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which was adopted on January 1, 2002. Prior to January 1, 2002, TDS allocated the excess of purchase price of wireless properties over tangible assets and liabilities acquired to wireless license costs and goodwill. At that time, the accounting treatment for TDS’s wireless license costs and goodwill was the same for book purposes, with both asset classes amortized over an expected life of 40 years. However, no deferred taxes were provided on the amounts allocated to goodwill.

Based upon a subsequent review of goodwill, TDS restated the allocation of $138.9 million of purchase price recorded as goodwill to wireless license costs as of January 1, 2002, the date of the adoption of SFAS No. 142. In connection with this restatement, an additional deferred tax liability of $90.7 million was recorded as of January 1, 2002. The additional deferred tax liability recorded in conjunction with this restatement increased the carrying value of wireless license costs by a corresponding $90.7 million. Following these adjustments, TDS reperformed the impairment tests for its wireless license costs as of January 1, 2002, and recorded an impairment loss of $20.9 million, before an income tax benefit of $8.2 million and minority interest of $2.3 million. This impairment was recorded as a cumulative effect of an accounting change at January 1, 2002, the date of the adoption of SFAS No. 142.

In the first quarter of 2003, TDS had recorded a Loss on assets of operations held for sale related to the pending disposition of certain wireless properties. The wireless license costs upon which the impairment was recorded in the first quarter of 2002 included the wireless license costs of these properties. As a result, a portion of the originally recognized Loss on assets of operations held for sale in the first quarter of 2003 was recognized in the first quarter of 2002. Consequently, Loss on assets of operations held for sale in the first quarter of 2003 was reduced by $1.9 million, before an income tax benefit of $0.8 million and minority interest of $0.2 million. In the third quarter of 2003, TDS had originally recorded an income tax expense upon the closing of the disposition of such wireless properties. This tax expense was reduced due to the reversal of additional deferred tax liabilities that were recorded with respect to the wireless properties exchanged in conjunction with the restatement from goodwill to wireless license costs. Consequently, income tax expense in 2003 was reduced by $10.7 million and minority interest by $1.9 million.

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

Retention Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current period presentation. Prior to the fourth quarter of 2003, costs for equipment sold by U.S. Cellular to retain current customers were included in selling, general and administrative expense. These costs were partially offset by equipment sales revenues received from these customers. In the fourth quarter of 2003, TDS changed its policy for classifying retention costs and reclassified U.S. Cellular equipment sales revenue and cost of equipment sold related to the retention of current customers out of selling, general and administrative expense and into operating revenues and cost of services and products, respectively, for each period presented. These reclassifications have been reflected in the three and nine months ended September 30, 2003. These reclassifications increased operating revenues for the three and nine months ended September 30, 2003 by $7.6 million and $21.6 million, respectively, and increased cost of services and products by $23.5 million and $69.6 million, respectively, from the amounts originally reported. Selling, general and administrative expense was reduced by $15.9 million and $48.0 million, respectively, from the amounts originally reported in the results for the three and nine months ended September 30, 2003 to reflect the amounts reclassified to operating revenues and cost of services and products. These reclassifications did not have any impact on income from operations, net income, earnings per share, financial position or cash flows of TDS for the three and nine months ended September 30, 2003.

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read this entire Management’s Discussion and Analysis of Results of Operations and Financial Condition and not rely solely on the overview.

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

U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies. In addition to the recent transactions disclosed in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, on February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless Services, Inc. (“AT&T Wireless”) for $96.9 million in cash, including a working capital adjustment. On August 4, 2004, TDS and U.S. Cellular announced that they had entered into a definitive agreement with ALLTEL Communications Inc. (“ALLTEL”) to sell certain wireless properties. U.S. Cellular will sell two consolidated properties and five minority interests to ALLTEL for approximately $80 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The transaction is expected to close in the fourth quarter of 2004. On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach, Florida 20 MHz C block personal communications service license to MetroPCS California/Florida, Inc. (“MetroPCS”) for approximately $8.5 million. The transaction is expected to close in the fourth quarter of 2004.

U.S. Cellular’s operating income in the nine months ended September 30, 2004 increased $41.5 million, or 44%, to $136.2 million from $94.7 million in 2003. The operating income margins (as a percent of service revenues) were 6.9% in 2004 and 5.3% in 2003. U.S. Cellular’s 2003 operating income and margin were significantly affected by the Loss on assets of operations held for sale and Loss on impairment of intangible assets. Although operating income and margins improved in 2004, TDS expects that there will be pressure on U.S. Cellular operating income and margins in the next few years related to the following factors:

  costs of customer acquisition and retention;
  competition;
  increased customer use of its services;
  launching service in new areas;
  reduced inbound roaming revenues; and
  continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:

  reduced outbound roaming costs per minute; and
  expansion of revenues from data-related services and newly launched markets.

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

On August 4, 2004, TDS announced that it had entered into definitive agreements with ALLTEL to sell certain wireless properties. TDS Telecom will sell a majority interest in one RSA market which has been operated by ALLTEL and an investment interest in one RSA market for approximately $63 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The transaction is expected to close in the fourth quarter of 2004.

TDS Telecom’s operating income in the nine months ended September 30, 2004 increased $4.9 million, or 4% to $122.5 million from $117.6 million in 2003. The operating income margins were 18.7% in 2004 and 18.4% in 2003. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2004 primarily through the increase in penetration of existing markets by its competitive local exchange operations. The incumbent local exchange carrier operations increased revenues $3.8 million or 1% in 2004 and the competitive local exchange carrier operations increased revenues by $12.6 million, or 8%. TDS Telecom continues to look for ways to control costs while increasing the penetration of its competitive local exchange carrier markets.

See “TDS Telecom Operations.”

Financing Initiatives

TDS and its subsidiaries had Cash and cash equivalents totaling $1,081.2 million, $1,241.3 million of revolving credit facilities available for use and an additional $75 million of bank lines of credit as of September 30, 2004. TDS and its subsidiaries are also generating substantial internal funds from operations. Cash flows from operating activities totaled $543.6 million in the nine months ended September 30, 2004. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets. Management believes that cash on hand, expected future cash flows from operations and existing sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures. TDS continues to seek to maintain a strong Balance Sheet and an investment grade rating.

As of June 17, 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034. The net proceeds from this offering, after deducting underwriting discounts, were approximately $319.6 million.

On June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due 2033 priced to yield 7.21% to maturity. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This was a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

The total net proceeds from the 7.5% and 6.7% senior note offerings completed in June 2004, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes, on July 26, 2004, at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004. As a result of these transactions, the average maturity date of U.S. Cellular’s long-term debt has been significantly extended into the future. See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

During the third quarter of 2004, TDS revised its accounting for certain operating leases that contain fixed rental increases to recognize lease revenue and expense on a straight-line basis over the lease term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended, and related pronouncements. Pursuant to its revised accounting for such leases, TDS recorded out-of-period adjustments to operating revenues and operating expenses during the third quarter of 2004. The adjustments were not considered material to the current years or any prior years’ earnings, earnings trends or individual financial statement line items. The adjustments were recorded in the current quarter ended September 30, 2004, and no prior periods were adjusted. The impact of the out-of-period adjustments on the affected line items in TDS’s consolidated Statement of Operations for the nine months ended September 30, 2004 is as follows:

Nine months ended September 30, 2004
(Dollars in thousands, except earnings per share)		TDS Telecom

Increase (decrease)	U.S. Cellular	ILEC	CLEC	All Other	Total

Operating revenues	$821	$69	$—	$—	$890
Cost of services and products	2,334	50	—	—	2,384
Selling, general and
administrative expense	1,606	223	454	—	2,283

Total operating expenses	3,940	273	454	—	4,667

Operating income	(3,119)	(204)	(454)	—	(3,777)

Other income (expense) net				(1,589)	(1,589)

Income before income taxes
and minority interest					(5,366)
Net income					$(2,880)

Basic earnings per share					$(0.05)
Diluted earnings per share					$(0.05)

Operating Revenues increased $218.8 million, or 9%, to $2,773.9 million during the nine months ended September 30, 2004 from $2,555.1 million during the nine months ended September 30, 2003 primarily as a result of a 12% increase in customers and equivalent access lines served. U.S. Cellular’s operating revenues increased $203.4 million, or 11%, to $2,118.1 million in 2004 from $1,914.7 million in 2003 as customers served increased by 560,000, or 13%, since September 30, 2003, to 4,828,000. Of the 13% increase in customers, 618,000 were added through U.S. Cellular’s marketing channels while 58,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestiture to AT&T Wireless in February 2004. TDS Telecom operating revenues increased $15.4 million, or 2%, to $655.8 million in 2004 from $640.4 million in 2003 as equivalent access lines increased by 69,900 or 7%, since September 30, 2003, to 1,138,000. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $172.5 million, or 7%, to $2,515.3 million in 2004 from $2,342.8 million in 2003 primarily reflecting growth in operations offset by losses recorded in 2003. In addition, TDS subsidiaries recorded a total of $6.4 million to expense in 2004 (of which $4.7 million was an out-of-period expense) to record straight-line lease expense for certain lease arrangements with fixed annual increases. U.S. Cellular’s operating expenses increased $161.9 million, or 9%, to $1,981.9 million in 2004 from $1,820.0 million in 2003 primarily reflecting costs associated with providing service to an expanding customer base. In 2003, operating expenses included a $49.6 million Loss on impairment of intangible assets and also included a $23.6 million Loss on assets of operations held for sale related to the exchange of wireless properties in Georgia and Florida with AT&T Wireless in August 2003. TDS Telecom’s expenses increased $10.5 million, or 2%, to $533.3 million in 2004 from $522.8 million in 2003 primarily reflecting costs related to adding competitive local exchange carrier customers.

Operating Income increased $46.3 million, or 22%, to $258.6 million in 2004 from $212.3 million in 2003. The operating margin increased to 9.3% in 2004 from 8.3% in 2003 on a consolidated basis. U.S. Cellular’s operating income increased $41.5 million, or 44%, to $136.2 million from $94.7 million in 2003 and its operating margin, as a percentage of service revenues, increased to 6.9% in 2004 from 5.3% in 2003. TDS Telecom’s operating income increased $4.9 million, or 4%, to $122.5 million in 2004 from $117.6 million in 2003 and its operating margin rose to 18.7% in 2004 from 18.4% in 2003.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments and interest expense. Investment and other income (expense) totaled ($89.2) million in 2004 and ($115.9) million in 2003.

Investment income increased $14.8 million, or 39%, to $52.7 million in 2004 from $37.9 million in 2003. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting. The aggregate net income of these entities increased significantly in 2004, resulting in a corresponding increase in investment income.

Interest and dividend income decreased $0.4 million, or 3%, to $14.4 million in 2004 from $14.8 million in 2003 primarily due to lower average interest rates and lower average cash balances in 2004 than 2003.

Loss on investments. TDS reported Loss on investments of $2.3 million in the nine months ended September 30, 2004. TDS recorded a $1.8 million loss to reflect an impairment in the carrying value of a license held in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed. TDS also recorded a $0.5 impairment loss on an investment in a telephone company accounted for using the cost method.

TDS reported Loss on investments of $8.5 million in the nine months ended September 30, 2003. TDS reported a loss of $3.5 million in 2003 for an impairment in the carrying value of a license in a non-operating market in Florida. TDS also reported an impairment loss of $5.0 million on a cellular market investment held by TDS Telecom in conjunction with its annual wireless license cost and goodwill impairment testing.

Interest (expense) increased $18.4 million, or 14%, to $147.4 million in 2004 from $129.0 million in 2003. The increase was primarily due to amounts related to the issuance of 30-year 6.7% Senior Notes ($24.4 million) by U.S. Cellular in December 2003 and June 2004 offset by a reduction of interest on U.S. Cellular short-term debt ($5.3 million) and on TDS Medium-term notes ($3.6 million). TDS paid down $70.5 million of Medium-term notes in June and July of 2003.

Minority interest in income of subsidiary trust decreased $16.7 million in 2004. In September 2003, TDS redeemed all $300 million of Company-Obligated Mandatorily Redeemable Preferred Securities at par plus accrued and unpaid distributions. There was no gain or loss on this transaction.

Other income (expense), net totaled $(6.6) million in 2004 and $(14.5) million in 2003. In 2004, U.S. Cellular wrote off $3.6 million of deferred debt expenses related to the redemption of long-term debt. In addition, TDS recorded a $1.7 million adjustment to expense (of which $1.6 million was an out-of-period expense) to record straight-line lease expense for certain lease arrangements with fixed rental increases. In 2003, TDS Corporate recorded $8.6 million of deferred debt expenses related to the redemption of medium-term notes and a $4.1 million loss on the VeriSign derivative.

Income Tax Expense increased $21.8 million, or 46%, to $69.2 million in 2004 from $47.4 million in 2003 primarily due to higher pretax income. In addition, in 2004, TDS recorded income tax expense of $11.6 million on the pending sale of certain assets to ALLTEL, and recorded tax benefits of $13.9 million primarily resulting from the substantial completion of the audit of its federal income tax returns for 1997 through 2001 and claims for research tax credits for prior periods that were allowed in the federal income tax audit. In 2003, TDS recorded tax benefits of $28.2 million on Loss on investments, Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale. The effective tax rate was 40.9% in 2004 and was 49.2% in 2003 including the effect of the losses and gains. Excluding the tax effects of losses and gains, the effective tax rate on operations was 32.7% in 2004 and 42.4% in 2003. For further analysis and discussion of TDS’s effective tax rates in 2004 and 2003, see Note 4 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests. U.S. Cellular’s minority public shareholders’ share of income in 2003 was reduced by $8.7 million due to U.S. Cellular’s Loss on impairment of intangible assets, (Gain) loss on assets of operations held for sale and Loss on investments.

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders'	$(12,285)	$(6,499)
Minority Shareholders' or Partners'	(5,863)	(8,190)

	(18,148)	(14,689)
Other	(60)	(67)

	$(18,208)	$(14,756)

Income from Continuing Operations totaled $81.9 million, or $1.41 per diluted share, in 2004 compared to $34.2 million, or $0.58 per diluted share, in 2003.

Discontinued Operations. In the third quarter of 2004, TDS recorded a gain of $7.0 million ($4.4 million, net of income tax benefit of $2.6 million), or $0.08 per diluted share, for discontinued operations relating to a reduction in indemnity accrual requirements, primarily tax related, associated with the merger of Aerial Communications, Inc. (“Aerial”) with VoiceStream Wireless Corporation (“VoiceStream”) in 2000. The accrual was reduced in the third quarter of 2004 due to favorable outcomes of federal and state tax audits which reduced the potential indemnity obligation.

In the third quarter of 2003, TDS recorded a loss of $2.8 million ($1.6 million, net of income tax expense of $1.2 million), or $(0.03) per diluted share, for discontinued operations related to certain liabilities associated with the merger of Aerial and VoiceStream.

Cumulative Effect of Accounting Change. Effective January 1, 2003, TDS adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” and recorded the initial liability for legal obligations associated with an asset retirement. The cumulative effect of the implementation of this accounting standard on periods prior to 2003 was recorded in the first quarter of 2003, decreasing net income by $11.8 million, net of tax and minority interest, or $(0.20) per basic and diluted share.

Net Income Available to Common totaled $86.1 million, or $1.49 per diluted share, in 2004 and $20.5 million, or $0.35 per diluted share, in 2003.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 82.0%-owned subsidiary. U.S. Cellular owns, manages and invests in cellular markets throughout the United States. Growth in the customer base is the primary reason for the growth in U.S. Cellular’s revenues and expenses. The number of customers served increased by 13%, since September 30, 2003, to 4,828,000 from 4,268,000 due to customer additions from its marketing channels. Of the 560,000 increase in customers, 618,000 were added through U.S. Cellular’s marketing channels while 58,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily from the transactions discussed below.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Nine Months Ended or At September 30,

	2004	2003

As of September 30, (1a)
Total market population (2)	45,581,000	45,817,000
Customers (3)	4,828,000	4,268,000
Market penetration (4)	10.59%	9.32%
Total employees	6,475	6,100
Cell sites in service	4,713	4,082
For the Nine Months Ended September 30, (1b)
Average monthly service revenue per customer (5)	$47.49	$47.27
Postpay churn rate per month (6)	1.5%	1.6%
Sales and marketing cost per gross customer addition (7)	$391	$378

(1a)	Amounts in 2003 (i) do not include the 10 markets transferred to AT&T Wireless in August 2003, (ii) include the 15 markets acquired and transferred from AT&T Wireless in August 2003 and (iii) include the six markets sold to AT&T Wireless in February 2004. Amounts in 2004 (i) include the 15 markets acquired and transferred from AT&T Wireless in August 2003, (ii) exclude the 10 markets transferred to AT&T Wireless in August 2003 and (iii) exclude the six markets sold to AT&T Wireless in February 2004. Amounts in both periods include the markets included in Assets and Liabilities of operations held for sale at September 30, 2004.

(1b)	Amounts in 2003 (i) include the results of the 10 markets transferred to AT&T Wireless through July 31, 2003, (ii) include any development and operating activities related to the 15 markets acquired and transferred from AT&T Wireless in August 2003 from the transfer date through September 30, 2003 and (iii) include the results of the six markets sold to AT&T Wireless in February 2004 for the entire period. Amounts in 2004 (i) include any development and operating activities related to the 15 markets acquired and transferred from AT&T Wireless in August 2003 for the entire period, (ii) exclude the results of the 10 markets transferred to AT&T Wireless in August 2003 for the entire period and (iii) include the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004. Amounts in both periods include the results of the markets included in Assets and Liabilities of operations held for sale at September 30, 2004.

(2)	Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, including one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") as of January 1, 2004. The total market population of 1.5 million in the 10 markets that U.S. Cellular transferred to AT&T Wireless in August 2003 is excluded from this amount for 2003, as the customers of these 10 markets are not included in U.S. Cellular's consolidated customer base as of September 30, 2003 or 2004. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in this amount for 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular's consolidated customer base as of September 30, 2004.

(3)	U.S. Cellular's customer base consists of the following types of customers:

	September 30,

	2004	2003

Customers on postpay service plans in which the end
user is a customer of U.S. Cellular ("postpay customers")	4,233,000	3,902,000
End user customers acquired through U.S. Cellular's
agreement with a third party ("reseller customers")*	433,000	190,000

Total postpay customer base	4,666,000	4,092,000
Customers on prepaid service plans in which the end
user is a customer of U.S. Cellular ("prepaid customers")	162,000	176,000

Total customers	4,828,000	4,268,000

*	Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)	Calculated using 2003 and 2002 Claritas population estimates for 2004 and 2003, respectively. "Total market population" is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

34
(5)	Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,

	2004	2003

Service Revenues per statement of operations	$1,974,004	$1,803,150
Divided by average customers during period (000s)	4,619	4,238
Divided by nine months in each period	9	9

Average monthly service revenue per unit	$47.49	$47.27

(6)	Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customer numbers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular's network if the reseller elects to reuse the customer telephone number; as a result, only those reseller customer numbers that are disconnected from U.S. Cellular's network are counted in the number of postpay disconnects. The calculation divides the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(7)	For a discussion of the components of this calculation, see "Operating Expenses - Selling, General and Administrative."

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In exchange, U.S. Cellular received the following: i) rights to acquire controlling interests in 36 personal communication service licenses; ii) approximately $34.0 million in cash; and iii) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as Wireless license rights on the Balance Sheet.

A loss of $23.6 million was recorded in the nine months ended September 30, 2003 as a Loss on assets of operations held for sale (included in operating expenses), representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction. The Florida and Georgia markets that were transferred to AT&T Wireless are included in consolidated operations through August 1, 2003.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets of operations held for sale in the fourth quarter of 2003 and a $0.7 million reduction of the loss in the second quarter of 2004) was recorded as a Loss on assets of operations held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The southern Texas markets sold to AT&T Wireless are included in results of operations from January 1, 2004 through February 17, 2004.

Operating revenues increased $203.4 million, or 11%, to $2,118.1 million in 2004 from $1,914.7 million in 2003.

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Retail service	$1,709,181	$1,504,661
Inbound roaming	135,417	171,084
Long-distance and other service revenues	129,406	127,405

Service Revenues	1,974,004	1,803,150
Equipment sales	144,084	111,537

	$2,118,088	$1,914,687

Service revenues increased $170.8 million, or 9%, to $1,974.0 million in 2004 from $1,803.2 million in 2003. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $47.49 in the nine months ended September 30, 2004, and $47.27 in the nine months ended September 30, 2003.

Retail service revenues increased $204.5 million, or 14%, to $1,709.2 million in 2004 from $1,504.7 million in 2003. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenue. The number of customers increased 13% to 4,828,000 at September 30, 2004, from 4,268,000 at September 30, 2003. Average monthly retail service revenue per customer increased 4% to $41.11 in 2004 from $39.45 in 2003. The increase in average monthly retail service revenue per customer was primarily driven by an increase in minutes of use per customer and by growth in revenue from data products.

U.S. Cellular anticipates that growth in the customer base in U.S. Cellular’s wireless markets will be slower in the future, primarily as a result of the increased competition in its markets and continued penetration of the consumer market. However, as U.S. Cellular expands its operations in Chicago and into its other recently acquired markets in future years, it anticipates adding customers and revenues in those markets.

Monthly local retail minutes of use per customer averaged 529 in 2004 and 412 in 2003. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of this increase was partially offset by a decrease in average revenue per minute of use in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. U.S. Cellular anticipates that average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $35.7 million, or 21%, to $135.4 million in 2004 from $171.1 million in 2003. The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. Also contributing to the decrease in inbound roaming revenue in 2004 was the effect of the transfer and sale of markets to AT&T Wireless; these markets had historically provided substantial amounts of inbound roaming revenue. In 2004, the decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry and strong customer growth for carriers that use Code Division Multiple Access (“CDMA”) digital radio technology, partially offset by the loss of minutes of use from the Florida and Georgia markets transferred to AT&T Wireless in August 2003 and the sale of the southern Texas markets to AT&T Wireless in February 2004.

U.S. Cellular anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market;
  the divestiture of U.S. Cellular's markets in Florida and Georgia in August 2003 and in southern Texas in February 2004, which have historically provided substantial inbound roaming minutes of use;
  U.S. Cellular's roaming partners may switch their business from U.S. Cellular to other operators or to their own systems; and
  as certain wireless operators convert their networks to Global System for Mobile Communication ("GSM") digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access ("TDMA") service, those operators may switch their business to other operators who offer GSM service.

U.S. Cellular also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $2.0 million, or 2%, to $129.4 million in 2004 from $127.4 million in 2003. The increase primarily reflected an $8.1 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds. Of this increase, an adjustment of $3.5 million related to amounts from prior years’ regulatory filings and the remaining increase was due to the increase in the number of states in which U.S. Cellular has eligibility to receive such funds. Also contributing to the increase in long-distance and other revenues was a $2.4 million increase in tower rental revenue, including an adjustment of $1.1 million (of which $0.8 million is out-of-period revenues) recorded to reflect straight-line lease revenue for certain lease arrangements with fixed rental increases. These increases were partially offset by a $6.4 million decrease in long-distance revenue, which primarily reflected price reductions related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $32.6 million, or 29%, to $144.1 million in 2004 from $111.5 million in 2003. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new to U.S. Cellular or are current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers. Equipment sales revenues have grown less significantly than cost of equipment sold in the nine months ended September 30, 2004 due to the continued substantial discounting of handsets. This trend is occurring throughout the wireless industry.

Equipment sales revenues from handset sales to agents are recognized upon delivery of the related products to the agents, net of anticipated agent rebates. In most cases, the agents receive a rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or retain current customers.

Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), one of the primary drivers of equipment sales revenues, increased 16% in 2004. The number of handsets provided to current customers for retention purposes also increased significantly, further increasing equipment sales revenues. Retention transactions have increased as U.S. Cellular continued to focus on retaining customers by offering existing customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached.

Operating expenses increased $161.9 million, or 9%, to $1,981.9 million in 2004 from $1,820.0 million in 2003.

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
System operations (exclusive of
depreciation included below)	$436,536	$438,721
Cost of equipment sold	356,729	245,149
Selling, general and administrative	825,836	745,020
Depreciation	327,131	272,534
Amortization and accretion	36,420	45,371
Loss on impairment of intangible assets	—	49,595
Loss (Gain) on assets of operations held for sale	(725)	23,619

	$1,981,927	$1,820,009

System operations expenses (excluding depreciation) decreased $2.2 million, or 1%, to $436.5 million in 2004 from $438.7 million in 2003. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The decrease in system operations expenses in 2004 was primarily due to the following factors:

  the divestitures of markets to AT&T Wireless in August 2003 and February 2004; and
  an ongoing reduction both in the per-minute cost of usage on U.S. Cellular's systems and in negotiated roaming rates.

The effects of the above factors were partially offset by the following factors:

  a 15% increase in the number of cell sites within U.S. Cellular's systems, to 4,713 in 2004 from 4,082 in 2003, as U.S. Cellular continues to expand and enhance coverage in its service areas through both acquisitions and internal growth; and
  increases in minutes of use on U.S. Cellular's systems and by its customers using other systems when roaming.

System operations expenses were also affected by the following:

  expenses incurred when U.S. Cellular's customers used other systems when roaming decreased $31.0 million;
  the cost of minutes of use on U.S. Cellular's systems increased $16.7 million; and
  maintenance, utility and cell site expenses increased $12.1 million, including an adjustment of $3.2 million (of which $2.3 million was an out-of-period expense) recorded to reflect straight-line lease expense for certain lease arrangements with fixed rental increases.

In 2004, roaming charges paid by U.S. Cellular to third parties when its customers roamed in the Chicago market and other recently launched markets declined compared to 2003. Continued integration of these markets into U.S. Cellular’s operations resulted in increased use of U.S. Cellular’s system by U.S. Cellular’s customers and a corresponding decrease in roaming by its customers on other systems, primarily in the Midwest.

In total, U.S. Cellular expects system operations expenses to increase over the next few years driven by the following factors:

  increases in the number of cell sites within U.S. Cellular's systems as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and
  increases in minutes of use, both on U.S. Cellular's systems and by U.S. Cellular's customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the Chicago area and other recently launched markets have historically been among U.S. Cellular’s customers’ most popular roaming destinations, U.S. Cellular anticipates that the continued integration of these markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’ networks.

Cost of equipment sold increased $111.6 million, or 46%, to $356.7 million in 2004 from $245.1 million in 2003. The increase was due to the 16% increase in gross customer activations as well as an increase in handsets sold to customers for retention purposes as the number of retention transactions has increased. In addition, the overall cost per handset increased in the first nine months of 2004 as more customers purchased higher priced data-enabled handsets. These handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services, including camera phone capabilities, which was launched in the second half of 2003.

Selling, general and administrative expenses increased $80.8 million, or 11%, to $825.8 million in 2004 from $745.0 million in 2003. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in the first nine months of 2004 is primarily due to the following factors:

  a $24.2 million increase in employee and agent commissions and other payments made to agents for the activation and retention of customers, primarily driven by the 16% increase in gross customer activations and the increase in customer retention transactions;
  a $21.1 million increase in advertising costs, primarily related to the marketing of the U.S. Cellular brand in the Chicago market and in the markets which were launched in the first nine months of 2004, and the marketing of U.S. Cellular's data-related wireless services, which were launched in the second half of 2003;
  an $18.8 million increase in expenses related to payments into the federal universal service fund, primarily driven by an increase in rates due to changes in the FCC regulations as of April 2003 and the increase in retail service revenues, upon which payments into the fund are based; most of these payments are offset by increases in retail service revenues for amounts passed through to customers;
  a $9.4 million increase in bad debt expense, primarily attributable to the increase in operating revenues and the increase in writeoffs of accounts receivable considered uncollectible in 2004; and
  an adjustment of $2.0 million (of which $1.6 million was an out-of-period expense) to record straight-line lease expense for certain lease arrangements with fixed rental increases.

The increase was also attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base.

These increases were partially offset by a $23.3 million decrease in billing-related expenses, primarily due to the expenses incurred in 2003 related to the maintenance of the Chicago market’s billing system and the transition to the system used in U.S. Cellular’s other operations in July 2003.

Sales and marketing cost per gross customer activation increased 3% to $391 in 2004 from $378 in 2003, primarily due to increased handset subsidies. U.S. Cellular uses this measurement to assess the cost of acquiring customers on a per gross customer activation basis. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the statement of operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies. Below is a summary of sales and marketing cost per gross customer activation for each period:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$357,871	$309,058
Cost of equipment sold to new customers (2)	248,735	175,510
Less equipment sales revenue from new customers (3)	(157,670)	(110,658)

Total costs	$448,936	$373,910
Gross customer activations (000s) (4)	1,149	989

Sales and marketing cost per gross customer activation	$391	$378

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$825,836	$745,020
Less expenses related to serving and retaining customers	(467,965)	(435,962)

Selling, general and administrative expenses related to
the acquisition of new customers	$357,871	$309,058

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$356,729	$245,149
Less cost of equipment sold related to the retention of
existing customers	(107,994)	(69,639)

Cost of equipment sold to new customers	$248,735	$175,510

39
(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$144,084	$111,537
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(22,020)	(21,620)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	35,606	20,741

Equipment sales revenues from new customers	$157,670	$110,658

*	In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 7% to $14.18 in 2004 from $13.23 in 2003. U.S. Cellular management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands except per customer amounts)
Component of cost (1) Selling, general and administrative
expenses as reported	$825,836	$745,020
Less selling, general and administrative expenses
related to the acquisition of new customers	(357,871)	(309,058)
Add cost of equipment sold related to the
retention of existing customers	107,994	69,639
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(22,020)	(21,620)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	35,606	20,741

Net cost of serving and retaining customers	$589,545	$504,722
Divided by average customers during period (000s) (2)	4,619	4,238
Divided by nine months in each period	9	9

Average monthly general and administrative expenses
per customer	$14.18	$13.23

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the nine month periods were previously defined in the discussion of operating revenues.

Depreciation expense increased $54.6 million, or 20%, to $327.1 million in 2004 from $272.5 million in 2003. The majority of the increase reflects rising average fixed asset balances, which increased 11% in 2004. Increased fixed asset balances in 2004 resulted from the following factors:

  the addition of 785 new cell sites since September 30, 2003 (excluding the net divestiture of 154 sites, primarily as a result of the sale of properties to AT&T Wireless), which were built to improve coverage and capacity in U.S. Cellular's markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and
  the addition of digital radio channels to U.S. Cellular's network to accommodate increased usage.

In addition, the following factors also contributed to the increase:

  a change in the useful lives of certain asset categories, which increased depreciation expense $12.1 million in 2004;
  certain Time Division Multiple Access ("TDMA") digital radio equipment consigned to a third party for future sale was written down by $11.3 million prior to its consignment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition;
  a $5.2 million addition to depreciation expense related to the writedown of certain assets prior to their disposition; and
  in preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular expects to complete the review in the fourth quarter of 2004. U.S. Cellular charged $4.0 million to depreciation expense for the estimated write-off in the second quarter of 2004. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required in the fourth quarter of 2004.

In 2003, $5.0 million of depreciation expense was recorded related to the writeoff of certain assets.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization and accretion expense decreased $9.0 million, or 20%, to $36.4 million in 2004 from $45.4 million in 2003, primarily representing a $7.5 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002. The customer list assets are amortized using the declining balance method, based on average customer retention periods of each customer list. Therefore, decreasing amounts of amortization expense will be recorded in each 12-month period following the establishment of each customer list asset. Amortization and accretion expense includes $3.7 million of accretion related to the asset retirement obligation in 2004 and $3.2 million in 2003.

Loss on impairment of intangible assets totaled $49.6 million in 2003. As discussed previously, U.S. Cellular restated its 2003 and 2002 financial statements related to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” In connection with this restatement, U.S. Cellular reperformed the annual impairment test for its investment in licenses for 2003, which was originally performed during the second quarter of 2003. This resulted in the recognition of an additional impairment loss of $49.6 million, before an income tax benefit of $19.6 million.

The 2004 annual impairment tests for investments in licenses and goodwill were performed in the second quarter of 2004. Other than a license impairment loss of $1.8 million recorded on the Daytona market that is currently subject to a definitive agreement for sale to MetroPCS, no impairment losses resulted from the 2004 annual impairment tests. See “Investment and Other Income (Expense)” for a discussion of this license impairment loss.

Loss (gain) on assets of operations held for sale totaled a gain of $0.7 million in 2004 and a loss of $23.6 million in 2003.

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

The $23.6 million loss in 2003 represented the difference between the fair value of the assets U.S. Cellular received and expects to receive in the AT&T Wireless exchange transaction which was completed in August 2003, and the recorded value of the assets it transferred to AT&T Wireless.

Operating Income

Operating income increased $41.5 million, or 44%, to $136.2 million in 2004 from $94.7 million in 2003. The operating income margins (as a percent of service revenues) were 6.9% in 2004 and 5.3% in 2003. The increase in operating income and operating income margin in 2004 reflects the following:

  the Loss on impairment of intangible assets recorded in 2003;
  the Loss on assets of operations held for sale recorded in 2003 related to the asset exchange transaction with AT&T Wireless;
  increased service revenues, driven by growth in the number of customers served by U.S. Cellular's systems and an increase in average monthly revenue per customer;
  a decline in amortization and accretion expense, primarily due to the reduction in the amortization of the customer list asset related to the Chicago market;
  a slight decline in system operations expense, primarily driven by the effects of the divestitures of markets to AT&T Wireless in 2003 and 2004 and an ongoing reduction both in the per-minute cost of usage on U.S. Cellular's systems and in negotiated roaming rates; and
  reductions in billing expenses.

These factors were partially offset by the following:

  increased minutes of use and cell sites in service;
  increased selling, general and administrative expense, primarily due to the increases in commissions and agent payments, advertising expenses and expenses related to acquiring, serving and retaining additional customers;
  increased equipment subsidies, primarily due to the increase in the number of handsets sold to new customers and related to the renewal or upgrade of service contracts of existing U.S. Cellular customers as well as the increased subsidy per handset; and
  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular's wireless network and a change in the useful lives of certain fixed assets.

U.S. Cellular expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters provided that, except to the extent disclosed in this Form 10-Q, U.S. Cellular cannot anticipate the extent to which the factors related to Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale may have an effect, if any, since these will depend on the outcome of future events. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2004 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and expects to begin sales and marketing operations in those areas in 2005 and subsequent years. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular anticipates that operating income will range from $150 million to $175 million for the full year of 2004, including $500 million of anticipated depreciation, amortization and accretion expenses, compared to $119 million of operating income in 2003.

U.S. Cellular anticipates that service revenues will total approximately $2.65 billion for the full year of 2004, compared to service revenues of $2.4 billion in 2003. The anticipated service revenue growth in 2004 reflects the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets, partially offset by the effects of the sale of properties to AT&T Wireless in February 2004 and the markets transferred to AT&T Wireless in the exchange transaction completed in August 2003.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net customer activations from its marketing channels will total 615,000 to 645,000 for the full year of 2004. However, U.S. Cellular anticipates that average monthly service revenue per customer will decrease slightly, as retail service revenue per minute of use and inbound roaming revenue per minute of use decline.

U.S. Cellular anticipates that its net costs associated with customer growth, service and retention, initiation of new services, launches in new markets and fixed asset additions will continue to grow. U.S. Cellular anticipates that its net customer retention costs will increase in the future as competitive pressures continue and as per unit handset costs increase without compensating increases in the per unit sales price of handsets to customers and agents.

U.S. Cellular believes there exists a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. U.S. Cellular anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline to reflect ongoing, rather than seasonal, promotions of U.S. Cellular’s products.

Effects of Competition on Operating Income

U.S. Cellular competes directly with several wireless communications services providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market in which U.S. Cellular provides service. U.S. Cellular generally competes against each of the six near-nationwide wireless companies: Verizon Wireless, Sprint PCS Group (and affiliates), Cingular Wireless LLC, AT&T Wireless, T-Mobile USA, Inc. and Nextel Communications. However, not all six competitors operate in all markets where U.S. Cellular does business. U.S. Cellular believes that these competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than it does. In addition, Cingular Wireless LLC has recently acquired AT&T Wireless, which increased this competitor’s financial, technical, marketing, sales, purchasing and distribution resources.

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

In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, Western Wireless Corporation and Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service.

Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be accurately determined.

Effects of Wireless Number Portability on Operating Income

The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. These rules have become effective for all U.S. Cellular markets on or before May 24, 2004.

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

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 69,900 or 7%, since September 30, 2003 to 1,138,000. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 725,500 equivalent access lines at September 30, 2004, a 1% (3,900 equivalent access lines) increase from 721,600 equivalent access lines at September 30, 2003.

TDS Telecom’s competitive local exchange carrier subsidiary served 412,500 equivalent access lines at September 30, 2004, a 19% (66,000 equivalent access lines) increase from 346,500 equivalent access lines served at September 30, 2003.

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$487,911	$484,052
Operating Expenses	346,895	348,622

Operating Income	141,016	135,430

Competitive Local Exchange Carrier Operations
Operating Revenues	171,039	158,386
Operating Expenses	189,598	176,187

Operating (Loss)	(18,559)	(17,801)

Intercompany revenue elimination	(3,158)	(2,046)
Intercompany expense elimination	(3,158)	(2,046)

TDS Telecom Operating Income	$122,457	$117,629

Operating income increased $4.9 million, or 4%, to $122.5 million in the nine months ended September 30, 2004 from $117.6 million in 2003 reflecting savings from the early retirement program at the incumbent local exchange carriers and continued cost control throughout TDS Telecom. Operating results in 2004 also reflect certain expense and revenue adjustments. Incumbent local exchange carriers recorded additional operating expenses of $2.9 million in 2004 reflecting a $1.9 million adjustment to reduce fixed assets and a $1.0 million reduction in regulated inventory due to standard pricing changes net of regulatory recoveries of $0.6 million, as described below under Incumbent Local Exchange Carrier Operations – Operating Expenses. TDS Telecom also recorded a $1.1 million increase (of which $0.7 million was an out-of-period expense) in rent expense net of $0.1 million of recoveries, to record straight-line lease expense for certain lease arrangements with fixed rental increases. Competitive local exchange carrier revenues include adjustments of $2.5 million to increase certain revenue accruals in 2004, as described below under Competitive Local Exchange Carrier Operations – Operating Revenues.

For 2004, TDS Telecom expects modest revenue growth with operating revenues from the incumbent local exchange carrier operations in the range of $645 million to $655 million and operating revenues from the competitive local exchange carrier operations in the range of $225 million to $235 million. Operating income from the incumbent local exchange carrier is anticipated to range from $180 million to $190 million while competitive local exchange carrier operating losses are anticipated to range from $(35) million to $(25) million.

Incumbent Local Exchange Carrier Operations

Operating revenues increased $3.8 million, or 1%, to $487.9 million in the nine months ended September 30, 2004 from $484.1 million in 2003.

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Local service	$152,778	$149,163
Network access and long distance	269,376	269,140
Miscellaneous	65,757	65,749

	$487,911	$484,052

Local service revenues increased $3.6 million, or 2%, to $152.8 million in 2004 from $149.2 million in 2003. Custom calling and advanced feature sales and other miscellaneous revenues increased $2.8 million in 2004. Internal equivalent access line growth of 1% since September 2003 contributed approximately $0.8 million of the increase.

Network access and long distance revenues increased less than 1%, to $269.4 million in 2004 from $269.1 million in 2003. Revenues from long distance service increased $2.4 million in 2004 reflecting increased long distance customers. As of September 30, 2004, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 289,000 customers compared to 218,600 customers at September 30, 2003. Beginning January 1, 2004, long distance customers reflect those lines from customers who have chosen TDS Telecom as their primary interexchange carrier. Prior to that, a count of customers was used. Revenues generated from access minutes increased $1.3 million, reflecting a 5% increase in access minutes of use in 2004. Compensation from state and national revenue pools for recovery of expenses of providing network access decreased $4.2 million as compared to 2003. This decrease includes a $1.7 million obligation to return overpayments of universal service amounts made by the Universal Service Administrative Company in prior years and the effects of decreases in costs and changes in state pools.

Miscellaneous revenues from Internet, digital subscriber line and other non-regulated lines of business increased less than 1%, to $65.8 million in 2004 from $65.7 million in 2003. As of September 30, 2004, TDS Telecom incumbent local exchange carrier operations were providing Internet service to 104,800 customers compared to 115,600 customers in 2003 and were providing digital subscriber line service to 33,000 customers compared to 19,300 customers in 2003. During the quarter ended September 30, 2004, Internet service and digital subscriber line account disconnections were higher than normal due to a tightening of TDS Telecom’s policy governing when customers are disconnected from service for non-payment. TDS Telecom ceases to report such accounts in customer counts at the point when they are disconnected.

Operating expenses decreased by $1.7 million, or less than 1%, to $346.9 million in 2004 from $348.6 million in 2003, reflecting cost control measures.

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Cost of services and products (exclusive of
depreciation and amortization included below)	$118,906	$119,219
Selling, general and administrative expense	130,350	131,604
Depreciation and amortization	97,639	97,799

	$346,895	$348,622

Cost of services and products decreased by less than 1%, to $118.9 million in 2004 from $119.2 million in 2003. Incumbent local exchange carriers recorded operating expenses of $3.0 million in the third quarter of 2004. Incumbent local exchange carriers recorded a $1.9 million adjustment to reduce fixed assets and a $1.0 million reduction in regulated inventory due to standard pricing changes. Network expenses increased by $0.1 million (of which $50,000 was an out-of-period expense) to record straight-line lease expense for certain lease arrangements with fixed rental increases. The decrease in cost of services and products was also partially caused by an adjustment for long distance cost of goods sold recorded in the first quarter of 2004.

Selling, general and administrative expenses decreased $1.2 million, or 1%, to $130.4 million from $131.6 million in 2003 primarily due to $1.7 million of reductions in workforce expenses in 2004. The incumbent carriers also recorded a $0.5 million adjustment (of which $0.2 million was an out-of-period expense) for straight-line lease expense for certain lease arrangements with fixed rental increases. In 2003, the incumbent local exchange carriers recovered $1.5 million of bad debt write-offs related to the WorldCom bankruptcy filing.

Depreciation and amortization expenses decreased less than 1%, to $97.6 million in 2004 from $97.8 million in 2003.

Operating income increased $5.6 million, or 4%, to $141.0 million in 2004 from $135.4 million in 2003 primarily due to continued expense controls. Incumbent local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation, and new technologies such as Voice Over Internet Protocol. Despite these challenges, TDS Telecom has successfully maintained equivalent access line levels and customer satisfaction while controlling expenses.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service) increased $12.6 million, or 8%, to $171.0 million in 2004 from $158.4 million in 2003.

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Operating Revenues	$171,039	$158,386

Retail revenues increased $21.3 million to $147.9 million in 2004 from $126.6 million in 2003, of which $18.8 million is due to customer growth. The increase also reflects $2.5 million of adjustments to increase certain revenue accruals recorded in the second quarter and reflected in the revenues for the nine months ended September 30, 2004. In the second quarter of 2004, TDS Telecom undertook a comprehensive review of its competitive local exchange carrier accruals and, as a result, adjusted certain unbilled revenue accruals that on a net basis resulted in an increase in competitive local exchange carrier revenues of $2.5 million.

Wholesale revenues, which represent charges to incumbent carriers, decreased $8.7 million to $23.1 million in 2004 from $31.8 million in 2003 due primarily to access rate decreases.

Operating expenses increased $13.4 million, or 8%, to $189.6 million in 2004 from $176.2 million in 2003.

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Cost of services and products (exclusive of
depreciation and amortization included below)	$67,330	$63,737
Selling, general and administrative expense	94,133	87,787
Depreciation and amortization	28,135	24,663

	$189,598	$176,187

Cost of services and products increased $3.6 million, or 6%, to $67.3 million in 2004 from $63.7 million in 2003. Cost of services and products in 2003 included $2.3 million of expense reductions relative to regional Bell operating company payments for unsatisfactory service level performance.

Selling, general and administrative expenses increased $6.3 million, or 7%, to $94.1 million in 2004 from $87.8 million in 2003 partially due to a $3.5 million increase in competitive local exchange carrier sales and marketing expenses associated with acquiring new customers in 2004. In addition, an adjustment to record straight-line lease expense for certain lease arrangements with fixed rental increases resulted in $0.6 million of expense in 2004 (of which $0.5 million was an out-of-period expense). In 2003, the competitive local exchange carriers recovered $1.3 million of bad debt write-offs related to the WorldCom bankruptcy filing.

Depreciation and amortization expenses increased $3.4 million, or 14%, to $28.1 million in 2004 from $24.7 million in 2003 as a result of increases in fixed assets.

Operating loss increased $0.8 million, or 4%, to $(18.6) million in 2004 from $(17.8) million in 2003. The amount of operating loss in 2004 was reduced by the $2.5 million of adjustments to certain revenue accruals, as discussed under Operating revenues. Excluding these adjustments, the competitive local exchange carrier operating loss increased on a comparable basis due primarily to costs related to adding customers.

Regulatory Orders

The FCC has recently expanded the exemption from network unbundling requirements to include fiber to the curb architecture. In the Triennial Review Order, the FCC concluded that, where incumbent carriers deploy fiber facilities all the way to the home, they will not be required to provide competitive carriers with access to those facilities in entirely new developments, known as greenfield deployment. When incumbents overbuild existing copper facilities with fiber to the home they will either have to maintain the old copper facilities, or, if they decide to retire the copper loop plant, provide competitors with a voice channel over the new fiber facilities. This decision was upheld on appeal by the Circuit Court of Appeals for the District of Columbia and the Supreme Court did not take the case up on appeal. Concurrently, incumbent carriers petitioned the FCC to expand the network sharing exemption to include other similar architectures such as fiber to the curb that brings fiber to within 500 feet of the customer premise. The FCC approved this request. The decision will limit the ability of competitors to lease facilities to provide broadband services and, in the case of greenfield deployments, voice services as well. However, because the full unbundling exemption is limited to completely new developments and fiber to the curb architecture has not been used by the incumbent carriers with which TDS Telecom competes, the impact of this expansion of the unbundling exemption on the competitive carrier operations of TDS Telecom appears to not to be substantial at this time.

In response to petitions filed by the regional Bell operating company for increases in rates for certain wholesale services that it provides to TDS Telecom's competitive local exchange carrier ("CLEC") operation, the state public service commissions of Illinois, Wisconsin and Michigan have issued orders that will adversely affect the cost of providing some services for TDS Telecom's CLEC operation in those states, primarily services to residential customers and certain small business customers. The pricing data for the principal markets of the CLEC became available in the fourth quarter and are subject to interpretation. The full impact of these orders is still being analyzed by management and management will continue with the analysis in the fourth quarter. TDS Telecom will review its business strategy and may make certain strategic and tactical business decisions to address the impact of the new pricing. When the analysis is complete it is possible that there will be an impairment of the CLEC. An impairment loss, if any, would require TDS to reduce the value of its CLEC assets and record a loss in its statement of operations.

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

Effects of Wireless Number Portability on TDS Telecom

The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. Local exchange carriers in the largest 100 metropolitan statistical areas in the United States were required to be capable of facilitating wireless number portability as of November 24, 2003. Local exchange carriers outside such 100 areas were required to implement wireless number portability requirements on May 24, 2004 or within six months of the relevant request, whichever is later. However, local exchange carriers may seek waivers or extensions of these deadlines pursuant to the Communications Act and the FCC’s rules. TDS Telecom has established a schedule to implement local number portability. As of September 30, 2004, TDS Telecom has equipped 93% of its incumbent local exchange carrier physical access lines and will complete the remaining local number portability schedule by mid 2005. Through September 30, 2004, TDS Telecom has received 175 wireline to wireless port requests. TDS is unable to predict the impact that the implementation of wireless number portability will have on the business of TDS Telecom in the future.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

As discussed previously, pursuant to its revised accounting for leases, TDS recorded out-of-period adjustments to operating revenues and operating expenses during the third quarter of 2004. The adjustments were not considered material to the current year or any prior years’ earnings, earnings trends or individual financial statement line items. The adjustments were recorded in the current quarter ended September 30, 2004, and no prior periods were adjusted. The impact of the out-of-period adjustments on the affected line items in TDS’s consolidated Statement of Operations for the three months ended September 30, 2004 is as follows:

Three months ended September 30, 2004
(Dollars in thousands, except earning per share)		TDS Telecom

Increase (decrease)	U.S. Cellular	ILEC	CLEC	All Other	Total

Operating revenues	$980	$120	$—	$—	$1,100
Cost of services and products	2,892	85	—	—	2,977
Selling, general and
administrative expense	1,848	396	583	—	2,827

Total operating expenses	4,740	481	583	—	5,804

Operating income	(3,760)	(361)	(583)	—	(4,704)

Other income (expense) net				(1,701)	(1,701)

Income before income taxes
and minority interest					(6,405)
Net income					$(3,432)

Basic earnings per share					$(0.06)
Diluted earnings per share					$(0.06)

Operating Revenues increased $86.4 million, or 10%, to $968.8 million during the third quarter of 2004 from $882.4 million in 2003 for reasons generally the same as the first nine months.

U.S. Cellular Operating Revenues

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Retail service	$592,411	$521,247
Inbound roaming	48,402	59,638
Long distance and other service revenues	51,151	47,555

Service Revenues	691,964	628,440
Equipment sales	56,249	36,536

	$748,213	$664,976

U.S. Cellular operating revenues increased $83.2 million, or 13%, to $748.2 million in 2004 from $665.0 million in 2003. Retail service revenue increased $71.2 million, or 14%, to $592.4 million in 2004 from $521.2 million in 2003, while inbound roaming revenue decreased $11.2 million, or 19%, to $48.4 million in 2004 from $59.6 million in 2003. Average monthly service revenue per customer was $48.49 in the third quarter of 2004 and $49.05 in 2003. Average retail service revenue per customer increased to $41.51 from $40.68. The numerator of the calculation of average monthly revenue per customer for the three months ended September 30, 2004 and 2003 consists of the revenue for the respective three month period divided by three. The denominator consists of the average number of customers. Average customers totaled 4,757,000 for the three months ended September 30, 2004 and 4,271,000 for the three months ended September 30, 2003. Long distance and other service revenues increased $3.6 million, or 8%, to $51.2 million in 2004 from $47.6 million in 2003, for reasons generally the same as for the first nine months of 2004, including a $1.1 million adjustment to record straight-line lease revenue for certain lease arrangements with fixed rental increases (of which $1.0 million was out-of-period revenue). Equipment sales revenue increased $19.7 million, or 54%, to $56.2 million in 2004 from $36.5 million in 2003 primarily due to a 32% increase in gross customer activations as well as an increase in handsets sold to customers for retention purposes. In addition, the overall revenue per handset increased in the third quarter of 2004 as more customers purchased higher priced, data-enabled handsets.

TDS Telecom Operating Revenues

	Three Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$51,132	$50,370
Network access and long distance	91,693	91,050
Miscellaneous	22,450	23,230

	165,275	164,650
Competitive Local Exchange Carrier Operations	56,522	53,468
Intercompany revenue elimination	(1,230)	(707)

TDS Telecom Operating Revenues	$220,567	$217,411

TDS Telecom operating revenues increased $3.2 million, or 1%, to $220.6 million in the third quarter of 2004 from $217.4 million in 2003 primarily due to a 6% growth in competitive local exchange carrier revenues. Competitive local exchange carrier access line equivalents increased 19% since September 30, 2003, while competitive local exchange carrier digital subscriber line customers increased 53%. Incumbent local exchange carrier digital subscriber line customers increased 71% since September 30, 2003. TDS Telecom continues to penetrate its wireline markets with successful promotion and sales of additional services.

Operating Expenses increased $145.5 million, or 19%, to $893.8 million during the third quarter of 2004 from $748.3 million in 2003 for reasons generally the same as the first nine months.

U.S. Cellular Operating Expenses

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
System operations (exclusive of
depreciation included below)	$154,126	$153,724
Cost of equipment sold	126,659	76,926
Selling, general and administrative	298,011	236,573
Depreciation	115,377	90,171
Amortization and accretion	12,031	13,463
(Gain) loss on assets of operations held for sale	—	(1,442)

	$706,204	$569,415

U.S. Cellular operating expenses increased $136.8 million, or 24%, to $706.2 million in 2004 from $569.4 million in 2003.

System operations expenses (excluding depreciation) increased $0.4 million, or less than 1%, to $154.1 million in 2004 from $153.7 million in 2003. The effects of several offsetting factors, which were generally the same factors that affected system operations expense in the first nine months of 2004, resulted in a slight net increase in expense during the third quarter of 2004. The effects of those same offsetting factors, including a $3.2 million adjustment to record straight-line lease expense for certain lease arrangements with fixed rental increases (of which $2.9 million was an out-of-period expense), resulted in a slight decrease in expense during the third quarter of 2004.

Cost of equipment sold increased $49.8 million, or 65%, to $126.7 million in 2004 from $76.9 million in 2003. The increase was due to the 32% increase in gross customer activations in 2004 as well as an increase in handsets sold to customers for retention purposes. In addition, the overall cost per handset increased in the third quarter of 2004 as more customers purchased higher priced, data enabled handsets.

Selling, general and administrative expenses increased $61.4 million, or 26%, to $298.0 million in 2004 from $236.6 million in 2003. The increase is comprised of the following components:

  an $11.9 million increase in advertising costs, primarily related to the marketing of the U.S. Cellular brand in the Chicago market and in the markets which were launched in the third quarter of 2004, and the marketing of U.S. Cellular's data-related wireless services, which were launched late in the third quarter of 2003;
  a $16.2 million increase in employee and agent commissions and other payments made to agents for the activation and retention of customers, primarily driven by the increases in gross customer activations and customer retention transactions;
  a $7.9 million increase in bad debt expense, primarily attributable to the increase in operating revenues and the increase in writeoffs of accounts receivable considered uncollectible in 2004;
  a $7.1 million increase in expenses related to payments into the federal universal service fund, primarily driven by the increase in retail service revenues, upon which payments into the fund are based; most of these expenses are offset by increases in retail service revenues for amounts passed through to customers; and
  an adjustment of $2.0 million to record straight-line lease expense in the third quarter of 2004 for certain lease arrangements with fixed rental increases (of which $1.8 million was an out-of-period expense).

The increase was also attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base.

Sales and marketing cost per gross customer addition increased to $410 in the third quarter of 2004 from $405 in 2003, primarily due to increased handset subsidies. Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$132,229	$101,589
Cost of equipment sold to new customers (2)	86,762	53,383
Less equipment sales revenue from new customers (3)	(60,484)	(36,006)

Total costs	$158,507	$118,966
Gross customer activations (000s) (4)	387	294

Sales and marketing cost per gross customer activation	$410	$405

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:
	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$298,011	$236,573
Less expenses related to serving and retaining customers	(165,782)	(134,984)

Selling, general and administrative expenses related to
the acquisition of new customers	$132,229	$101,589

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Cost of equipment sold as reported	$126,659	$76,926
Less cost of equipment sold related to the retention of
existing customers	(39,897)	(23,543)

Cost of equipment sold to new customers	$86,762	$53,383

51
(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Equipment sales revenue as reported	$56,249	$36,536
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates *	(9,093)	(7,633)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	13,328	7,103

Equipment sales revenues from new customers	$60,484	$36,006

*	In 2003, equipment sales revenues related to retaining current customers were recorded in selling, general and administrative expenses as a reduction of the cost of equipment sold to retain current customers. In order to conform the operating results for 2003 for which these revenues were recorded in selling, general and administrative expenses to the current period presentation, U.S. Cellular reclassified revenues related to the sales of equipment to existing customers as equipment sales revenues.

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 19% to $14.71 in 2004 from $12.33 in 2003. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands except per customer amounts)
Components of cost (1)

Selling, general and administrative expenses as reported	$298,011	$236,573
Less selling, general and administrative expenses
related to the acquisition of new customers	(132,229)	(101,589)
Add cost of equipment sold related to the
retention of existing customers	39,897	23,543
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(9,093)	(7,633)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	13,328	7,103

Net cost of serving and retaining customers	$209,914	$157,997
Divided by average customers during period (000s) (2)	4,757	4,271
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$14.71	$12.33

(1)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
(2)	Average customers for the three month periods were derived in a manner similar to the average customers definition used in the discussion of operating revenues.

Depreciation expense increased $25.2 million, or 28%, to $115.4 million in 2004 from $90.2 million in 2003 for reasons generally the same as for the first nine months of 2004.

Amortization and accretion expense decreased $1.5 million, or 11%, to $12.0 million in 2004 from $13.5 million in 2003.

U.S. Cellular operating expenses also included a $1.4 million reduction of Loss on assets of operations held for sale in the third quarter of 2003 related to the exchange of wireless properties in Georgia and Florida with AT&T Wireless in August 2003.

TDS Telecom Operating Expenses

	Three Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Cost of services and products (exclusive of
depreciation and amortization included below)	$45,205	$41,240
Selling, general and administrative expense	43,902	44,571
Depreciation and amortization	32,667	32,059

	121,774	117,870
Competitive Local Exchange Carrier Operations
Cost of services and products (exclusive of
depreciation and amortization included below)	23,769	22,734
Selling, general and administrative expense	33,896	30,481
Depreciation and amortization	9,387	8,545

	67,052	61,760
Intercompany expense elimination	(1,230)	(707)

TDS Telecom Operating Expenses	$187,596	$178,923

TDS Telecom operating expenses increased $8.7 million, or 5%, to $187.6 million in 2004 from $178.9 million in 2003. As stated previously, expense adjustments were recorded in the third quarter of 2004. Incumbent local exchange carrier operating expenses increased $3.9 million. Expense adjustments in 2004 included a $1.9 million adjustment to fixed assets and a $1.0 million reduction in regulated inventory due to standard pricing changes. Incumbent local exchange carriers also recorded a one time $0.6 million increase in rent expense (of which $0.5 million was an out-of-period expense) to record straight-line lease expense for certain lease arrangements with fixed rental increases. Expenses from competitive local exchange carrier operations increased $5.3 million in 2004 primarily reflecting the increase in the customer base. Expense adjustments in 2004 included a $0.6 million increase in rent expense (of which slightly less than $0.6 million was an out-of-period expense) to record straight-line lease expense for certain lease arrangements with fixed rental increases.

TDS Operating Income decreased $59.0 million, or 44%, to $75.0 million in the three months ended September 30, 2004 from $134.0 million in 2003. U.S. Cellular’s operating income decreased $53.6 million while TDS Telecom’s operating income decreased $5.4 million.

Investment and Other Income (Expense) totaled $(30.8) million in 2004 and $(38.4) million in 2003.

Investment income increased $8.0 million, or 69%, to $19.6 million in 2004 from $11.6 million in 2003. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting. The aggregate net income of these entities increased significantly in 2004, resulting in a corresponding increase in investment income.

Loss on investments totaled $0.5 million in 2004 reflecting the impairment of an investment in a telephone company accounted for using the cost method. No loss on investments was recorded in 2003.

Interest (expense) increased $10.5 million, or 25%, to $52.1 million in 2004 from $41.6 million in 2003 for reasons generally the same as for the first nine months.

Minority Interest in Income of Subsidiary Trust decreased $4.3 million in 2004. In September 2003, TDS redeemed all $300 million of Company-Obligated Mandatorily Redeemable Preferred Securities at par plus accrued and unpaid distributions. There was no gain or loss on this transaction.

Other income (expense), net totaled $(4.0) million in 2004 and $(8.6) million in 2003. In 2004, U.S. Cellular wrote off $3.6 million of deferred debt expenses related to the redemption of long-term debt. In addition, TDS recorded a $1.7 million adjustment to expense (of which $1.7 million was an out-of-period expense) to record straight-line lease expense for certain lease arrangements with fixed rental increases. In 2003, TDS Corporate recorded $8.6 million of deferred debt expenses related to the redemption of medium-term notes.

Income Tax Expense decreased $20.9 million, or 54%, to $17.9 million in 2004 from $38.8 million in 2003 primarily due to lower pretax income. In addition, in 2004, TDS recorded income tax benefits of $12.5 million primarily resulting from the substantial completion of the audit of its federal income tax returns for 1997 through 2001 and claims for research tax credits for prior periods allowed in the federal income tax audit and recorded an income tax expense of $11.6 million on the pending sale of certain assets to ALLTEL. The effective tax rate was 40.4% in 2004 and was 40.6% in 2003 including the tax expense on the sale of assets. The effective income tax rate excluding the income tax expense on the pending sale of assets was 14.5% in 2004 and 42.2% in 2003 reflecting the tax benefits from the federal income tax audit and claims for research tax credits in 2004. For further analysis and discussion of TDS’s effective income tax rates in the third quarters of 2004 and 2003, see Note 4 — Income Taxes.

Minority Share of Income totaled $(5.5) million in 2004 compared to $(13.4) million in the third quarter of 2003.

	Three Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders'	$(3,833)	$(9,207)
Minority Shareholders' or Partners'	(1,653)	(4,202)

	(5,486)	(13,409)
Other	(35)	(39)

	$(5,521)	$(13,448)

Income from Continuing Operations totaled $20.8 million, or $0.35 per diluted share, in 2004 compared to $43.4 million, or $0.75 per diluted share, in 2003.

Discontinued Operations. In the third quarter of 2004, TDS recorded a gain of $7.0 million ($4.4 million, net of income tax benefit of $2.6 million), or $0.08 per diluted share, for discontinued operations relating to a reduction in indemnity accrual requirements, primarily tax related, associated with the merger of Aerial Communications, Inc. (“Aerial”) with VoiceStream Wireless Corporation (“VoiceStream”) in 2000. The accrual was reduced in the third quarter of 2004 due to favorable outcomes of federal and state tax audits which reduced the potential indemnity obligation. See Indemnifications in Note 25 Commitment and Contingencies.

In the third quarter of 2003, TDS recorded a loss of $2.8 million ($1.6 million, net of income tax expense of $1.2 million), or $(0.03) per diluted share, for discontinued operations related to certain liabilities associated with the merger of Aerial and VoiceStream.

Net Income Available to Common totaled $25.1 million, or $0.43 per diluted share, in 2004, compared to $41.7 million, or $0.72 per diluted share, in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

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

TDS has reviewed the impact of the Act on the TDS retiree medical plan, and has concluded that the plan is not expected to provide benefits which are the actuarial equivalent of the standard Medicare Part D benefit. Therefore, TDS would not be eligible to receive the federal subsidy offered under the Act.

The FASB published guidance on the accounting for the government subsidy in FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that is effective beginning July 1, 2004. As a result of the conclusion that the plan is not expected to qualify for the federal subsidy, TDS believes that the effect of the Act on the TDS retiree medical plan is not a significant event pursuant to paragraph 73 of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and TDS did not remeasure plan assets and obligations as of the effective date of FSP 106-2.

TDS intends to clarify the plan’s design to advise participants that all retiree benefits will be coordinated with Medicare. The effects of this plan clarification will be recognized in future periods after the changes are finalized and communicated to employees.

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

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. In recent years, TDS has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs and operating expenses. TDS anticipates further increases in wireless customers and wireline equivalent access lines, and in revenues and operating expenses. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, market startups and other factors. The following table provides a summary of TDS’s cash flow activities in the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,

	2004	2003

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$543,626	$614,941
Investing activities	(426,889)	(486,148)
Financing activities	26,820	(493,590)

Net increase (decrease) in cash and cash
equivalents	$143,557	$(364,797)

Cash Flows from Operating Activities
TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $543.6 million in the nine months ended September 30, 2004 compared to $614.9 million in 2003. Income including adjustments to reconcile net income to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $634.1 million in 2004 and $609.2 million in 2003. Changes in assets and liabilities from operations required $90.4 million in 2004 and provided $5.8 million in 2003 reflecting timing differences in the payment of accounts payable and in the receipt of accounts receivable, changes in accrued taxes and changes in materials and supplies balances.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,

	2004	2003 As Restated

	(Dollars in thousands)
Net income	$86,277	$20,818
Adjustments to reconcile net income to net
cash provided by operating activities	547,791	588,346

	634,068	609,164
Changes in assets and liabilities	(90,442)	5,777

	$543,626	$614,941

Cash Flows from Investing Activities
TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks. Cash flows used for investing activities required $426.9 million in the first nine months of 2004 compared to $486.1 million 2003.

Cash expenditures for capital additions required $496.7 million in the nine months ended September 30, 2004 and $537.5 million in 2003. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $394.8 million in 2004 and $439.1 million in 2003 representing expenditures to construct cell sites, to replace retired assets, to improve business systems and to migrate to a single digital equipment platform. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $76.1 million in 2004 and $76.7 million in 2003 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities. TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $22.3 million in 2004 and $17.2 million in 2003 for switching and other network facilities. Corporate capital expenditures totaled $3.5 million in 2004 and $4.5 million in 2003.

The sale of wireless properties in southern Texas to AT&T Wireless provided $96.9 million in 2004 including working capital adjustments. The acquisitions of certain minority wireless interests in 2004 required $40.4 million. The exchange of wireless properties in southern Georgia and northern Florida for wireless licenses with AT&T in August 2003 provided $34.0 million. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section for more information on these transactions.

Distributions from unconsolidated investments provided $23.7 million in 2004 and $21.7 million in 2003.

Cash Flows from Financing Activities
Cash flows from financing activities provided $26.8 million in the nine months ended September 30, 2004, and required $493.6 million in 2003. Issuances of long-term debt by U.S. Cellular provided net proceeds of $412.5 million in 2004. The proceeds from the long-term debt issuances were used to redeem U.S. Cellular’s Liquid Yield Option Notes for $163.3 million. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes. In 2003, TDS redeemed and cancelled the $300 million of Trust Preferred Securities. This redemption was financed with cash on hand. TDS retired a total of $70.5 million of medium-term notes in 2003. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo for $40.7 million. This repurchase was financed using short-term debt. Cash received from short term borrowings on revolving lines of credit provided $355.0 million in 2004. Repayments of short term borrowings required $300.0 million in 2004. Treasury shares reissued for stock options exercised in 2004 provided $29.6 million and $5.2 million in 2003. Dividends paid on TDS Common and Preferred Shares, required $28.5 million in 2004 and $27.2 million in 2003.

During the nine months ended September 30, 2004, cash required for the repurchase of TDS Common Shares totaled $14.9 million including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003. In total, in 2004 TDS repurchased 214,800 Common Shares for an average price of $69.15 per share including commissions.

During the nine months ended September 30, 2003, cash required for the repurchase of TDS Common Shares totaled $56.5 million. In total, TDS repurchased 1,378,900 Common Shares for an average price of $40.99 per share including commissions.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that internal cash flow, existing cash and cash equivalents, and funds available from line of credit arrangements provide sufficient financial resources to finance TDS’s near-term capital, business development and expansion expenditures. TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities when and if capital requirements, financial market conditions and other factors warrant.

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

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $543.6 million in the first nine months of 2004 compared to $614.9 million in 2003. TDS and its subsidiaries had cash and cash equivalents totaling $1,081.2 million at September 30, 2004.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility for general corporate purposes. At September 30, 2004, this credit facility had $596.6 million available for use, net of $3.4 million of outstanding letters of credit. This credit facility expires in January 2007. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. The contractual spread was 30 basis points as of September 30, 2004 (for a rate of 2.14% based on the one month LIBOR rate at September 30, 2004).

TDS also has $75 million of additional bank lines of credit for general corporate purposes, all of which was unused at September 30, 2004. These line of credit agreements expire in less than one year and provide for borrowings at negotiated rates up to the prime rate (4.75% at September 30, 2004).

U.S. Cellular has a $700 million revolving credit facility for general corporate purposes. At September 30, 2004, this credit facility had $644.8 million available for use, net of borrowings of $55.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in June 2007. Borrowings bear interest at the LIBOR rate plus a margin percentage based on U.S. Cellular’s credit rating. The margin percentage was 55 basis points as of September 30, 2004 (for a rate of 2.39% based on the one month LIBOR rate at September 30, 2004).

TDS’s and U.S. Cellular’s revolving credit interest costs would increase if their current credit ratings from either Standard & Poor’s or Moody’s were lowered, which would increase their cost of financing. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. A downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. On October 15, 2004, Fitch Ratings issued a press release announcing that the credit rating of TDS and U.S. Cellular had been lowered to BBB+ with a Stable Outlook, from A- with a Negative Outlook. Standard & Poor’s currently rates both TDS and U.S. Cellular at A- and Moody’s currently rates both Baa1. Standard & Poor’s and Moody’s ratings currently carry a Negative Outlook.

Certain of TDS’s and U.S. Cellular’s credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representation on certain matters at the time of each borrowing. On May 14, 2004, TDS filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under a revolving credit agreement between TDS and certain lenders and under a revolving credit agreement between U.S. Cellular and certain lenders. TDS and U.S. Cellular did not fail to make any scheduled payment of principal or interest under such revolving credit agreements. TDS and U.S. Cellular received waivers from the lenders under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements. As of the date of filing of this Form 10-Q, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in their revolving credit agreements.

Long-term Financing

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

Also, on June 28, 2004, U.S. Cellular issued $100 million in aggregate principal amount of unsecured 6.7% senior notes due December 15, 2033 priced to yield 7.21% to maturity under this registration statement. The net proceeds from this offering, after deducting underwriting discounts, were approximately $92.9 million. This was a further issuance of U.S. Cellular’s 6.7% notes that were issued on December 8, 2003 in the aggregate principal amount of $444 million.

The total net proceeds from the 7.5% and 6.7% senior note offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004. No gain or loss was recognized as a result of such redemptions. However, U.S. Cellular wrote off $3.6 million of deferred debt expenses to Other income (expense), net in the Statement of Operations in the third quarter related to the redemption of long-term debt.

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

Subsidiaries of TDS and U.S. Cellular have entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that they hold. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by their subsidiaries. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. As of September 30, 2004, such deferred tax liabilities totaled $1,042.8 million.

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

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2004 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2004 is $655 million to $670 million. U.S. Cellular’s capital expenditures for the nine months ended September 30, 2004 totaled $394.8 million.

U.S. Cellular’s 2004 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular's coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Build out certain licensed areas acquired in 2001, 2002 and 2003.
  Complete U.S. Cellular's migration toward making a common digital equipment platform, CDMA-1XRTT, available to customers, from a prior mixture of older CDMA and TDMA technology.
  Enhance U.S. Cellular's retail store network and office systems.

U.S. Cellular’s overlay of existing technologies with CDMA-1XRTT is largely completed, and when the project is fully completed, it anticipates total expenditures related to the project over three years to be no more than $300 million. U.S. Cellular has spent $12 million on the project in 2004. U.S. Cellular plans to utilize CDMA-1XRTT technology in building out the licenses it has acquired and expects to acquire in the future from AT&T Wireless.

U.S. Cellular expects capital expenditures related to the buildout of the licensed areas it acquired in 2001 through 2003, to be substantial. U.S. Cellular plans to build networks to serve these licensed areas and launch commercial service in these areas over the next several years. Approximately $100 million of the estimated capital spending for 2004 is allocated to the buildout of certain of these licenses, and U.S. Cellular expects a significant portion of its capital spending over the next few years to be related to the buildout of its wireless licensed areas.

TDS Telecom’s estimated capital spending for 2004 is $155 to $160 million. The incumbent local telephone companies are expected to spend approximately $115 to $120 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services. The competitive local exchange companies are expected to spend approximately $40 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom’s incumbent local exchange carriers capital expenditures totaled $76.1 million and the competitive local exchange carriers capital expenditures totaled $22.3 million for the nine months ended September 30, 2004. TDS Telecom plans to finance its construction program using primarily internally generated cash.

TDS Telecom currently has three fiber to the premises trials underway. First is a complete fiber build-out of a large subdivision in one of the independent local exchange carrier markets. Second is a combination fiber to the premises overbuild and asymmetric digital subscriber line deployment in one of the existing independent local exchange carrier markets, and lastly a fiber to the premises overbuild in an RBOC market where TDS Telecom is currently a competitive local exchange carrier. The capital spending guidance provided above includes the impact of these projects that relates to 2004.

Acquisitions, Exchanges and Divestitures

TDS assesses its holdings on an ongoing basis in order to maximize the benefits derived from its operations. TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business. As part of this strategy, TDS may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. TDS may participate as a bidder, or member of a bidding group, in auctions administered by the FCC, including Auction 58, which is scheduled to take place in the first part of 2005. Recently, TDS has been selling or trading markets that are not strategic to long-term success and redeploying capital to markets it believes offer strategic benefits. TDS may from time-to-time be engaged in negotiations relating to the disposition of other non-strategic properties.

2004 Activity

On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach Florida 20 MHz C block personal communications service license to MetroPCS for approximately $8.5 million. The transaction is expected to close in the fourth quarter of 2004. U.S. Cellular does not expect to record a gain or loss on this transaction. The Daytona Beach license has been reclassified to Assets of operations held for sale as of September 30, 2004.

On August 4, 2004, TDS announced that U.S. Cellular and TDS Telecom had entered into definitive agreements with ALLTEL Corporation to sell certain wireless properties. They will sell three consolidated properties and six minority interests to ALLTEL for approximately $143 million in cash, including repayment of debt and working capital that is subject to adjustment at closing. The closing of the transactions is expected to occur in the fourth quarter of 2004.

TDS expects to record a pre-tax gain related to this transaction of approximately $50 million at the time of closing for the excess of the cash received over the net book value of the assets and liabilities sold, subject to a working capital adjustment. As a result of signing the definitive agreements for these transactions, TDS reclassified the assets and liabilities of the properties to be transferred as Assets and Liabilities of operations held for sale as of September 30, 2004.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, including a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the Loss on assets of operations held for sale in the fourth quarter of 2003 and a $0.7 million reduction of the loss in the nine months ended September 30, 2004) was recorded as a Loss on assets of operations held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

In addition, in 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

2003 Activity

On August 1, 2003, U.S. Cellular completed the transfer of wireless assets and customers in ten markets in Florida and Georgia to AT&T Wireless pursuant to an agreement entered into in March 2003. In return, U.S. Cellular received the following: a) rights to acquire controlling interests in 36 personal communication service licenses contiguous to and that overlap existing U.S. Cellular properties in 13 states in the Midwest and the Northeast; b) approximately $34 million in cash; and c) minority interests in six markets in which it previously owned a controlling interest. In accordance with the agreement, U.S. Cellular has deferred the assignment and development of 21 licenses for a period of up to five years from the closing date. U.S. Cellular will take possession of the licenses in staggered closings over that five-year period to comply with service requirements of the Federal Communications Commission (“FCC”). The value of these licenses is recorded as Wireless license rights on the Balance Sheet.

The acquisition of the licenses in the exchange was accounted for as a purchase by U.S. Cellular and the transfer of the properties by U.S. Cellular to AT&T Wireless was accounted for as a sale. A $23.6 million Loss on assets of operations held for sale (included in operating expenses) was recorded in the nine months ended September 30, 2003 representing the difference between the carrying value of the markets transferred to AT&T Wireless and the fair value of the consideration received or to be received in the transaction.

Repurchase of Securities and Dividends

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. As market conditions warrant, TDS may repurchase Common Shares on the open market or at negotiated prices in private transactions, at prices approximating then existing market prices. TDS may use repurchased shares to fund acquisitions and for other corporate purposes. In the nine months ended September 30, 2004, TDS repurchased 214,800 Common Shares under this authorization for an aggregate purchase price of $14.9 million, representing an average per share price of $69.15 including commissions. As of September 30, 2004, shares remaining available for repurchase under this authorization totaled 824,300. In the nine months ended September 30, 2003, TDS repurchased 1.4 million Common Shares under this authorization for an aggregate purchase price of $56.5 million, representing an average per share price of $40.99, including commissions.

U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions. No U.S. Cellular Common Shares were repurchased in 2003.

TDS paid total dividends on its common and preferred stock of $28.5 million in the first nine months of 2004 and $27.2 million in 2003. TDS has no current plans to change its policy of paying dividends. TDS paid quarterly dividends per share of $.165 in 2004 and $.155 in 2003.

Contractual and Other Obligations

Except as described below, there has been no material change in the resources required for scheduled repayment of contractual obligations from the table of Contractual Obligations included in Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Subsequent to December 31, 2003, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034 and an additional $100 million of its unsecured 6.7% senior notes due 2033 in June 2004. The total net proceeds from these offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, approximately $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004.

The following table shows the increases and decreases in contractual obligations, as presented in the Annual Report on Form 10-K for the year ended December 31, 2003, as amended, as a result of the debt transactions described above:

	Increase (Decrease) to Payments Due by Period

(Dollars in millions)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Long-Term Debt Additions:
7.5% senior notes due 2034 (1)	$330.0	$—	$—	$—	$330.0
6.7% senior notes due 2033 (2)	100.0	—	—	—	100.0

Total long-term debt additions	$430.0	$—	$—	$—	$430.0

Long-Term Debt Redemptions:
6% zero coupon convertible
redeemable debentures (3)	$(163.3)	$—	$—	$—	$(163.3)
7.25% senior notes due 2007 (4)	(250.0)	—	—	(250.0)	—

Total long-term debt redemptions	$(413.3)	$—	$—	$(250.0)	$(163.3)
(1)	Issuance date was as of June 17, 2004.
(2)	Issuance date was June 28, 2004.
(3)	Redemption date was July 26, 2004.
(4)	Redemption date was August 16, 2004.

As a result of the substantial completion of federal and state income tax audits, TDS has reclassified $61 million from Deferred liabilities and credits - Other to Accrued taxes and expects to make payments during the next twelve months with respect to these accrued taxes.

Off-Balance Sheet Arrangements

TDS has no transactions, agreements or contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, revenues or expenses.

TDS has certain variable interests in investments in unconsolidated entities where TDS holds a minority interest. The investments in unconsolidated entities totaled $215.6 million as of September 30, 2004 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnities

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000. As of September 30, 2004, TDS has recorded liabilities of $12.5 million relating to this indemnity.

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

The preparation of financial statements in accordance with U.S. GAAP requires TDS to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. TDS bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

TDS believes the following critical accounting estimates reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. TDS’s senior management has discussed the development and selection of each of the following accounting policies and estimates and the following disclosures with the audit committee of TDS’s board of directors.

License Costs and Goodwill

TDS reported $1,184.0 million and $1,189.3 million of Wireless license costs and $852.1 million and $887.9 million of Goodwill, at September 30, 2004 and December 31, 2003, respectively, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. As a result of transactions announced in the third quarter of 2004, $8.8 million of Wireless license costs and $39.2 million of Goodwill have been reclassified to Assets of operations held for sale. In addition, at September 30, 2004 and December 31, 2003, TDS reported $42.0 million of Wireless license rights related to the licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involves assumptions by TDS management about factors that are highly uncertain, including future cash flows, the appropriate discount rate, and other inputs. Different assumptions for these inputs or different valuation methodologies could create materially different results.

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

In 2004 and 2003, U.S. Cellular prepared valuations of each of the reporting units for purposes of goodwill impairment testing. A discounted cash flow approach was used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and selection of terminal values.

U.S. Cellular also prepared valuations of the similar groupings of FCC licenses (units of accounting pursuant to EITF 02-7) using an excess earnings methodology, through the use of a discounted cash flow approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies. TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit ($397.3 million) and competitive local exchange carrier reporting unit ($29.4 million). The incumbent local exchange carrier reporting unit was valued using a multiple of cash flow valuation technique. The competitive local exchange carrier unit was valued using a discounted cash flow analysis. The wireless investment reporting unit was also valued using a discounted cash flow analysis. However, in the event TDS Telecom receives a bona fide offer for any reporting unit, that information will be incorporated into the valuation of that unit.

In the second quarter of 2004, U.S. Cellular recorded an additional $1.8 million impairment loss on its investment in a non-operating wireless market in Florida. No other impairment losses were identified during the annual impairment testing in the second quarter of 2004, and no events have occurred since the testing was completed which have resulted in additional impairments.

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

As previously stated, if events or changes in circumstances indicate that an asset is impaired, a "triggering event," TDS will perform an impairment test in the period of change in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." In response to petitions filed by the regional Bell operating company for increases in rates for certain wholesale services that it provides to TDS Telecom's competitive local exchange carrier ("CLEC") operation, the state public service commissions of Illinois, Wisconsin and Michigan have issued orders that will adversely affect the cost of providing some services for TDS Telecom's CLEC operation in those states, primarily services to residential customers and certain small business customers. The pricing data for the principal markets of the CLEC became available in the fourth quarter and are subject to interpretation. The full impact of these orders is still being analyzed by management and management will continue with the analysis in the fourth quarter. See Management's Discussion and Analysis of Results of Operations and Financial Condition - TDS Telecom Operations - Competitive Local Exchange Carriers - Regulatory Orders.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return lease retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, and has recorded a $64.5 million liability at December 31, 2003 and $69.2 million at September 30, 2004.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the regulatory accounting principles as prescribed by the respective state public utility commissions and the FCC, and where applicable, accounting principles generally accepted in the United States of America. TDS Telecom’s incumbent local telephone carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the amounts of costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up TDS Telecom’s asset retirement obligation amounts shown on the Balance Sheet. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at December 31, 2003 and at September 30, 2004 was $31.8 million and $33.1 million, respectively. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 at December 31, 2003 and at September 30, 2004 was $28.2 million and $30.6 million, respectively.

TDS Telecom determined that its competitive local exchange carrier does not have a material legal obligation to remove long-lived assets as described by SFAS No. 143.

The table below summarizes the changes in asset retirement obligations during the first nine months of 2004.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)
Beginning Balance - December 31, 2003	$64,501	$60,000	$124,501
Additional liabilities accrued	3,089	4,319	7,408
Accretion expense	3,713	—	3,713
Costs of removal incurred in 2004	—	(619)	(619)
Liabilities of operations held for sale (1)	(430)	—	(430)
Disposition of assets (2)	(1,635)	—	(1,635)

Ending Balance - September 30, 2004	$69,238	$63,700	$132,938

(1)	As a result of the agreement with ALLTEL, as described more fully in Note 22 - Assets and Liabilities of Operations Held for Sale, $430,000 of Asset retirement obligations recorded at U.S. Cellular were reclassified to Liabilities of operations held for sale.
(2)	As a result of the sale of wireless properties to AT&T Wireless in February 2004, Asset retirement obligations associated with these properties are no longer obligations of U.S. Cellular.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated Balance Sheet. TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent TDS believes that recovery is not likely, establish a valuation allowance. TDS’s management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. TDS’s current net deferred tax asset totaled $19.3 million, and $19.4 million, as of September 30, 2004 and December 31, 2003, respectively. The net current deferred tax asset primarily represents the deferred tax effects of the allowance for doubtful accounts on accounts receivable, and is included in Other current assets on the Balance Sheet.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
Deferred Tax Asset
Net operating loss carryforwards	$113,225	$82,054
Derivative instruments	268,324	286,247
Other	5,951	—

	387,500	368,301
Less valuation allowance	(73,421)	(67,209)

Total Deferred Tax Asset	314,079	301,092

Deferred Tax Liability
Property, plant and equipment	395,633	312,232
Wireless license costs	222,928	203,989
Marketable equity securities	1,042,848	1,044,230
Partnership investments	38,930	24,627
Other	—	1,038

Total Deferred Tax Liability	1,700,339	1,586,116

Net Deferred Income Tax Liability	$1,386,260	$1,285,024

The valuation allowance relates to state net operating loss carry forwards and the federal net operating loss carryforwards for those subsidiaries not included in the consolidated federal income tax return since it is more likely than not a portion will expire before such carryforwards can be utilized.

The deferred income tax liability relating to marketable equity securities totaled $1,042.8 million, and $1,044.2 million, as of September 30, 2004 and December 31, 2003, respectively. These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when TDS disposes of the marketable equity securities.

TDS is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. TDS periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. TDS’s management judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of TDS’s income tax expense. The IRS has completed audits of TDS’s federal income tax returns for tax years through 1996. As of September 30, 2004, the IRS has substantially completed its examination of the federal income tax returns of TDS through 2001. Based on the results of the audit, TDS reduced its accrual for audit contingencies by $6.8 million in the third quarter. Also in the quarter, TDS recorded a $5.6 million benefit for research tax credits that it had claimed for prior years and that were allowed in the IRS audit.

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

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by regulation to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to CDMA 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use. These changes increased depreciation by $2.2 million and $12.1 million for the three and nine months ended September 30, 2004, respectively, and are estimated to increase depreciation by $14.9 million for the full year 2004. The changes in useful lives reduced net income by $1.1 million, or $0.02 per share, in the three months ended September 30, 2004 and by $6.0 million, or $0.10 per share, in the nine months ended September 30, 2004.

TDS Telecom did not change the useful lives of its property, plant and equipment in the nine months ended September 30, 2004.

In the nine months ended September 30, 2004, certain U.S. Cellular TDMA digital radio equipment consigned to a third party for sale was written down by $11.3 million in conjunction with the consignment and sale of such equipment, increasing depreciation expense by that amount. This writedown was necessary to reduce the book value of the assets sold or to be sold to the proceeds received or to be received from their disposition.

In preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular is conducting a physical inventory review of its cell site fixed assets. U.S. Cellular expects to complete the review in the fourth quarter of 2004. U.S. Cellular charged $4.0 million to depreciation expense for the estimated write-off in the second quarter 2004. To the extent the final results differ from the $4.0 million already charged to expense, an adjustment would be required in the fourth quarter of 2004.

TDS periodically evaluates potential impairment of its long-lived assets, including property, plant and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If indicators of impairment exist and the amount of impairment is quantifiable, TDS would write down the net book value of its long lived assets to the determined fair market value with the difference recorded as a loss in TDS’s statement of operations. In response to petitions filed by the regional Bell operating company for increases in rates for certain wholesale services that it provides to TDS Telecom's competitive local exchange carrier ("CLEC") operation, the state public service commissions of Illinois, Wisconsin and Michigan have issued orders that will adversely affect the cost of providing some services for TDS Telecom's CLEC operation in those states, primarily services to residential customers and certain small business customers. The pricing data for the principal markets of the CLEC became available in the fourth quarter and are subject to interpretation. The full impact of these orders is still being analyzed by management and management will continue with the analysis in the fourth quarter. See Management's Discussion and Analysis of Results of Operations and Financial Condition - TDS Telecom Operations - Competitive Local Exchange Carriers - Regulatory Orders.

Contingencies, Guarantees, Indemnities and Commitments

Contingent obligations, including guarantees, indemnities, litigation and other possible commitments are accounted for in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

Assets and Liabilities of Operations Held for Sale

In connection with the definitive agreements with ALLTEL and MetroPCS described in Note 21, the consolidated Balance Sheet and supplemental data of TDS as of September 30, 2004 reflect the assets and liabilities to be transferred as Assets and Liabilities of operations held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of the markets to be transferred continue to be included in results of operations through the closings of the transactions.

Summarized assets and liabilities relating to operations held for sale are as follows:

September 30, 2004

(Dollars in thousands)

Current assets	$12,820
Wireless license costs	8,758
Goodwill	39,157
Property, plant and equipment, net	32,226
Investment in unconsolidated entities	21,844
Other assets	1,165

Assets of operations held for sale	$115,970

Current liabilities	$3,729
Deferred credits	487

Liabilities of operations held for sale	$4,216

TDS expects to record a pre-tax gain of approximately $50 million related to the transaction with ALLTEL at the time of closing for the excess of the cash received over the net book value of the assets and liabilities sold, subject to a working capital adjustment. TDS does not expect to record a gain or loss on the transaction with MetroPCS.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates,” “intends,” “expects,” and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include the following:

  Increases in the level of competition in the markets in which TDS operates, or wireless for wireline substitution, could adversely affect TDS's revenues or increase its costs to compete.
  Consolidation in the wireless industry may create stronger competitors both operationally and financially which could adversely affect TDS's revenues and increase its costs to compete.
  Advances or changes in telecommunications technology, such as Voice Over Internet Protocol, could render certain technologies used by TDS obsolete, could reduce TDS's revenues or could increase TDS's cost of doing business.
  Changes in the telecommunications regulatory environment, or a failure to timely or fully comply with any regulatory requirements, such as wireless number portability, local number portability and E-911 services, could adversely affect TDS's financial condition, results of operations or ability to do business.
  Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS's financial condition, results of operations and cash flows.
  Changes in U.S. Cellular's enterprise value, changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS's license costs, goodwill and/or physical assets.
  Conversions of debt, early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS's Annual Report on Form 10-K for the year ended December 31, 2003, as amended, or Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 to be different from the amounts presented.
  Changes in accounting standards or TDS's accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates, could have a material effect on TDS's financial condition, changes in financial condition and results of operations.
  Settlement, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS's financial condition, results of operations or ability to do business.
  Costs, integration problems or other factors associated with acquisitions / divestitures of properties and/or licenses could have an adverse effect on TDS's financial condition or results of operations.
  Changes in prices, the number of customers, average revenue per unit, penetration rates, churn rates, selling expenses, net customer retention costs associated with wireless number portability and local number portability, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS's business operations.
  Changes in roaming partners' rates, and the ability to provide voice and data services on other carriers' networks could have an adverse effect on TDS's operations.
  Changes in competitive factors with national and global wireless carriers could result in product and cost disadvantages and could have an adverse effect on TDS's operations.
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
  Changes in income tax rates, tax laws, regulations or rulings, or federal and state tax assessments could have an adverse effect on TDS's financial condition and results of operations.
  War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on TDS's businesses.
  Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, including difficulties by telecommunications companies, could have an adverse effect on TDS's businesses.
  Changes in facts or circumstances, including new or additional information that affects the calculation of accrued liabilities for contingent obligations under guarantees, indemnities or otherwise, could require TDS to record charges in excess of amounts accrued on the financial statements, if any, which could have an adverse effect on TDS's financial condition and results of operations.
  A significant deficiency or material weakness in the effectiveness of internal control over financial reporting and/or in disclosure controls and procedures could result in inaccurate financial statements or other disclosures or permit fraud, which could have a material adverse effect on TDS's business, results of operations and financial condition.
  The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have a material adverse effect on TDS's wireless business operations, TDS's financial condition and results of operations.
  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and or any other financial or statistical information to vary from TDS's forward estimates included in this report by a material amount.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

70

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes and debt with original maturities ranging up to 40 years. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. As of September 30, 2004, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in TDS’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

In June 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes due 2034 and $100 million of unsecured 6.7% senior notes due 2033 in June 2004. The total net proceeds from these offerings, after deducting underwriting discounts, were approximately $412.5 million. Of this amount, $163.3 million was used to redeem U.S. Cellular’s Liquid Yield Option Notes on July 26, 2004 at accreted value. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes on August 16, 2004.

The following shows the annual requirements for principal payments on such 2004 long-term debt transactions:

		Increase (Decreases) to Payments Due by Period

(Dollars in millions)	Total	2004	2005	2006	2007	2008	After 5 Years

Long-Term Debt Additions:
7.5% senior notes due 2034 (1)	$330.0	$—	$—	$—	$—	$—	$330.0
6.7% senior notes due 2033 (2)	100.0	—	—	—	—	—	100.0

Total long-term additions	$430.0	$—	$—	$—	$—	$—	$430.0

Weighted Average Interest
Rate of Additional Long-Term Debt	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%

Long-Term Debt Redemptions:
6% zero coupon convertible
redeemable debentures (3)	$(163.3)	$—	$—	$—	$—	$—	$(163.3)
7.25% senior notes due 2007 (4)	(250.0)	—	—	—	(250.0)	—	—

Total long-term debt redemptions	$(413.3)	$—	$—	$—	$(250.0)	$—	$(163.3)

Weighted Average Interest
Rate of Redeemed Debt	(6.8)%	(6.8)%	(6.8)%	(6.8)%	(6.8)%	(6.0)%	(6.0)%

(1)	Issuance date was as of June 17, 2004.
(2)	Issuance date was June 28, 2004.
(3)	Redemption date was July 26, 2004.
(4)	Redemption date was August 16, 2004.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $2,800.0 million at September 30, 2004. As of September 30, 2004, the net unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $756.3 million.

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

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. Such deferred tax liabilities totaled $1,042.8 million at September 30, 2004.

The following table summarizes certain details surrounding the contracted securities as of September 30, 2004.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$ 8.82	$ 11.46	$20,819
Vodafone (2)	12,945,915	$ 15.07 - $16.07	$ 20.01 - $22.60	201,038
Deutsche Telekom	131,461,861	$ 10.74 - $12.41	$ 14.21 - $17.17	1,532,257

				1,754,114
Unamortized debt discount				68,760

				$1,685,354

(1)	The per share amounts represent the range of floor and ceiling prices of all securities monetized.
(2)	U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at September 30, 2004, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable equity securities or canceling any derivative instruments.

(Dollars in millions)	Valuation of investments assuming indicated decrease			September 30, 2004 Fair	Valuation of investments assuming indicated increase

	-30%	-20%	-10%	Value	+10%	+20%	+30%

Marketable Equity
Securities	$1,960.0	$2,240.0	$2,520.0	$2,800.0	$3,080.0	$3,360.0	$3,640.0
Derivative
Instruments (1)	$9.8	$(204.0)	$(430.3)	$(664.9)	$(915.1)	$(1,174.0)	$(1,436.9)

(1)	Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

72

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Changes in Internal Controls over Financial Reporting. There was no change in TDS’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TDS’s internal controls over financial reporting.

Design and Evaluation of Internal Controls over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, TDS will be required to furnish a report of management’s assessment of the design and effectiveness of its internal controls as part of the Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2004. The independent auditors of TDS will then be required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting.

Various initiatives have been implemented in 2004 to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and improve internal controls and procedures, and management is not aware of any material weaknesses in internal controls over financial reporting at this time. However, assurance cannot be provided that these initiatives will be successful or that the changes to internal controls and procedures will be effective for timely compliance with Section 404. The identification of any material weaknesses in internal control over financial reporting could have a material adverse effect on TDS’s business, results of operations and financial condition.

73

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. TDS does not believe that any such proceeding should have a material adverse impact on the financial position or results of operations of TDS.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES (1)

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2004	—	$—	—	824,300
August 1 - 31, 2004	—	—	—	824,300
September 1 - 30, 2004	—	—	—	824,300

Total for or as of end of
the quarter ended 9/30/04	—	$—	—	824,300

(1)	All of the above Common Shares were purchased under TDS's publicly announced Common Share repurchase program.

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
  The expiration date of the program is February 28, 2006.
  No stock repurchase program has expired during the quarter covered by this Form 10-Q.
  TDS has not determined to terminate the foregoing stock repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

74
Item 6. Exhibits

Exhibit	10.1 – U.S. Cellular Corporation Regional Support Organization (Corporate) Executive Officer Annual Bonus Plan Effective January 1, 2004 is hereby incorporated by reference to Exhibit 10.1 to the United States Cellular Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit	10.2 – TDS Telecom 2004 Executive Team Performance Award Program.

Exhibit	11 – Computation of earnings per common share is included herein as Note 10 to the financial statements.

Exhibit	12 – Statement regarding computation of ratios.

Exhibit	31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit	32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

75

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	November 9, 2004	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	November 9, 2004	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	November 9, 2004	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2004 Third Quarter Form 10-Q