Form 10-Q/A
period 2004-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2005-01-19
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Telephone and Data Systems, Inc. ("TDS") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which was originally filed with the Securities and Exchange Commission ("SEC") on November 9, 2004 (the "Quarterly Report"), to amend Item 1 "Financial Statements," Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Item 4 "Controls and Procedures".

TDS is filing this amendment to restate the Consolidated Financial Statements as of and for the nine months ended September 30, 2004 for the presentation of accreted interest paid on the redemption of U.S. Cellular's Liquid Yield Option Notes ("LYONs"). The restatement reclassifies the $68.1 million accreted interest portion of the LYONs that were redeemed in July 2004 from a reduction in "cash flows from financing activities" to a reduction in "cash flows from operating activities" on the Consolidated Statements of Cash Flows. Certain discussions in MD&A related to cash flows from operating and financing activities have been revised to reflect the change in classification of the LYONs' accreted interest. This restatement had no effect on TDS's "Net increase (decrease) in cash and cash equivalents" for the nine months ended September 30, 2004, and only changed the classification of cash flow items. The restatement of the Consolidated Statements of Cash Flows had no impact on revenues, expenses, net income, earnings per share, or any Balance Sheet items.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the TDS principal executive officer and principal financial officer are being filed with this Form 10-Q/A.

Except as expressly stated herein, this amendment does not update any of the disclosures contained in the original filing to reflect any events that occurred after the original filing date of November 9, 2004. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

TELEPHONE AND DATA SYSTEMS, INC. 3RD QUARTER REPORT ON FORM 10-Q/A INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations -
Three and Nine Months Ended September 30, 2004 and 2003	3

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2004 and 2003 (As Restated)	4

Consolidated Balance Sheets -
September 30, 2004 and December 31, 2003	5-6

Notes to Consolidated Financial Statements	7-27

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	28-31

Nine Months Ended September 30, 2004 and 2003	31-33
U.S. Cellular Operations	34-44
TDS Telecom Operations	45-48
Three Months Ended September 30, 2004 and 2003	49-54
Recent Accounting Pronouncements	54-55
Financial Resources	55-57
Liquidity and Capital Resources	57-62
Application of Critical Accounting Policies and Estimates	63-68
Certain Relationships and Related Transactions	68
Safe Harbor Cautionary Statement	69-70

Item 3. Quantitative and Qualitative Disclosures About Market Risk*

Item 4. Controls and Procedures	71

Part II. Other Information

Item 1. Legal Proceedings*

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds*

Item 6. Exhibits	72

Signatures	73

*	Previously included in TDS's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed on November 9, 2004.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003 As Restated	2004	2003 As Restated

	(Dollars in thousands, except per share amounts)
OPERATING REVENUES	$968,780	$882,387	$2,773,880	$2,555,079

OPERATING EXPENSES
Cost of services and products (exclusive of
Depreciation, amortization and accretion expense
shown below)	349,024	294,372	977,647	866,054
Selling, general and administrative expense	375,314	311,170	1,049,015	963,137
Depreciation, amortization and accretion expense	169,462	144,238	489,325	440,367
Loss on impairment of intangible assets	—	—	—	49,595
(Gain) loss on assets of operations held for sale	—	(1,442)	(725)	23,619

Total Operating Expenses	893,800	748,338	2,515,262	2,342,772

OPERATING INCOME	74,980	134,049	258,618	212,307

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	19,579	11,644	52,741	37,911
Interest and dividend income	6,227	4,426	14,369	14,823
Interest (expense)	(52,135)	(41,604)	(147,378)	(128,957)
Minority interest in income of subsidiary trust	—	(4,273)	—	(16,678)
Loss on investments	(491)	—	(2,321)	(8,500)
Other income (expense), net	(3,975)	(8,550)	(6,649)	(14,488)

Total Investment and Other Income (Expense)	(30,795)	(38,357)	(89,238)	(115,889)

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST	44,185	95,692	169,380	96,418
Income Tax Expense	17,864	38,828	69,246	47,446

INCOME BEFORE MINORITY INTEREST	26,321	56,864	100,134	48,972
Minority Share of Income	(5,521)	(13,448)	(18,208)	(14,756)

INCOME FROM CONTINUING OPERATIONS	20,800	43,416	81,926	34,216
Discontinued Operations, Net of Tax	4,351	(1,609)	4,351	(1,609)

INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	25,151	41,807	86,277	32,607
Cumulative Effect of Accounting Change, Net of Tax
and Minority Interest	—	—	—	(11,789)

NET INCOME	25,151	41,807	86,277	20,818
Preferred Dividend Requirement	(51)	(104)	(152)	(312)

NET INCOME AVAILABLE TO COMMON	$25,100	$41,703	$86,125	$20,506

BASIC WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,321	57,420	57,253	57,829

BASIC EARNINGS PER SHARE (Note 10)
Income from Continuing Operations	$0.36	$0.76	$1.42	$0.58
Discontinued Operations	0.08	(0.03)	0.08	(0.03)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

Net Income Available to Common	$0.44	$0.73	$1.50	$0.35

DILUTED WEIGHTED AVERAGE SHARES
OUTSTANDING (000s)	57,615	57,866	57,520	57,924

DILUTED EARNINGS PER SHARE (Note 10)
Income from Continuing Operations	$0.35	$0.75	$1.41	$0.58
Discontinued Operations	0.08	(0.03)	0.08	(0.03)
Cumulative Effect of Accounting Change	—	—	—	(0.20)

Net Income Available to Common	$0.43	$0.72	$1.49	$0.35

DIVIDENDS PER SHARE	$0.165	$0.155	$0.495	$0.465

The accompanying notes to consolidated financial statements are an integral part of these statements. 3

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	Nine Months Ended September 30,

	2004 As Restated	2003 As Restated

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,277	$20,818
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	489,325	440,367
Deferred income taxes	57,661	28,918
Investment income	(52,741)	(37,911)
Minority share of income	18,208	14,756
Loss on impairment of intangible assets	—	49,595
(Gain) loss on assets of operations held for sale	(725)	23,619
Loss on investments	2,321	8,500
Discontinued operations	(4,351)	1,609
Cumulative effect of accounting change	—	11,789
Noncash interest expense	19,966	19,868
Other noncash expense	18,127	27,236
Accreted interest on repayment of U.S. Cellular long-term debt	(68,056)	—
Changes in assets and liabilities
Change in accounts receivable	(47,333)	76,360
Change in materials and supplies	9,462	15,373
Change in accounts payable	(70,833)	(105,287)
Change in customer deposits and deferred revenues	11,906	15,212
Change in accrued taxes	6,538	31,119
Change in other assets and liabilities	(182)	(27,000)

	475,570	614,941

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(496,674)	(537,525)
Cash received from sale of assets	96,932	—
Acquisitions, net of cash acquired	(40,367)	(1,251)
Proceeds from exchange transaction	—	33,958
Distributions from unconsolidated entities	23,718	21,685
Other investing activities	(10,498)	(3,015)

	(426,889)	(486,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	355,000	282,596
Issuance of long-term debt	420,316	900
Repayments of notes payable	(300,000)	(273,020)
Repayment of Trust Originated Preferred Securities	—	(300,000)
Repayment of medium-term notes	—	(70,500)
Repayment of U.S. Cellular long-term debt	(345,232)	(40,680)
Repayment of other long-term debt	(21,488)	(14,570)
Repurchase of TDS Common shares	(20,440)	(56,522)
Stock options exercised	29,591	5,246
Dividends paid	(28,520)	(27,186)
Other financing activities	5,649	146

	94,876	(493,590)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143,557	(364,797)

CASH AND CASH EQUIVALENTS -
Beginning of period	937,651	1,298,936

End of period	$1,081,208	$934,139

The accompanying notes to consolidated financial statements are an integral part of these statements. 4

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS ASSETS Unaudited

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,081,208	$937,651
Accounts receivable
Due from customers, less allowance of $21,286 and
$18,908, respectively	312,786	282,313
Other, principally connecting companies, less
allowance of $7,699 and $6,419, respectively	131,598	127,358
Materials and supplies, at average cost	76,572	87,270
Other current assets	82,906	70,354

	1,685,070	1,504,946

INVESTMENTS
Marketable equity securities	2,800,015	2,772,410
Wireless license costs	1,184,014	1,189,326
Wireless license rights	42,037	42,037
Goodwill	852,124	887,937
Customer lists, net of accumulated amortization of $32,128
and $22,206, respectively	27,417	24,448
Investments in unconsolidated entities	215,629	214,885
Notes receivable, less valuation allowance of $55,144
and $55,144, respectively	5,252	6,476
Other investments	18,284	15,439

	5,144,772	5,152,958

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,307,966	2,271,254
TDS Telecom	1,036,106	1,079,732

	3,344,072	3,350,986

OTHER ASSETS AND DEFERRED CHARGES	90,398	83,925

ASSETS OF OPERATIONS HELD FOR SALE	115,970	100,523

TOTAL ASSETS	$10,380,282	$10,193,338

The accompanying notes to consolidated financial statements are an integral part of these statements. 5

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS LIABILITIES AND STOCKHOLDERS' EQUITY Unaudited

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$23,476	$23,712
Notes payable	55,000	—
Accounts payable	278,893	361,010
Customer deposits and deferred revenues	119,162	108,372
Accrued interest	31,802	31,884
Accrued taxes	110,931	46,107
Accrued compensation	68,034	69,290
Other current liabilities	60,194	56,570

	747,492	696,945

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,386,260	1,285,024
Derivative liability	664,926	712,252
Asset retirement obligations	132,938	124,501
Other	58,865	119,076

	2,242,989	2,240,853

LONG-TERM DEBT
Long-term debt, excluding current portion	1,997,145	1,994,913
Prepaid forward contracts	1,685,354	1,672,762

	3,682,499	3,667,675

LIABILITIES OF OPERATIONS HELD FOR SALE	4,216	2,427

MINORITY INTEREST IN SUBSIDIARIES	502,419	502,702

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued 56,366,000
and 56,282,000 shares, respectively	564	563
Series A Common Shares, par value $.01 per share; authorized
25,000,000 shares; issued and outstanding 6,420,000
and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,816,752	1,843,468
Treasury Shares, at cost, 5,386,000 and 5,688,000
shares, respectively	(452,263)	(493,714)
Accumulated other comprehensive income	342,258	296,820
Retained earnings	1,489,428	1,431,671

	3,196,803	3,078,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,380,282	$10,193,338

The accompanying notes to consolidated financial statements are an integral part of these statements. 6

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Restatement of September 30, 2004 Consolidated Statements of Cash Flows

TDS is filing this amendment to restate the Consolidated Financial Statements as of and for the nine months ended September 30, 2004 for the presentation of accreted interest paid on the redemption of U.S. Cellular's Liquid Yield Option Notes ("LYONs"). The restatement reclassifies the $68.1 million accreted interest portion of the LYONs that were redeemed in July 2004 from a reduction in "cash flows from financing activities" to a reduction in "cash flows from operating activities" on the Consolidated Statements of Cash Flows, as indicated in the table below. Certain discussions in MD&A related to cash flows from operating and financing activities have been revised to reflect the change in classification of the LYONs' accreted interest. This restatement had no effect on TDS's "Net increase (decrease) in cash and cash equivalents" for the nine months ended September 30, 2004, and only changed the classification of certain cash flow items. The restatement of the Consolidated Statements of Cash Flows had no impact on revenues, expenses, net income, earnings per share, or any Balance Sheet items.

(Dollars in thousands)	Nine Months Ended September 30, 2004

Caption of Consolidated Statements of Cash Flows	As Previously Reported	Reclassification	As Restated

Cash Flows from Operating Activities	$543,626	$(68,056)	$475,570

Cash Flows from Financing Activities	26,820	68,056	94,876

Net Increase (Decrease) in Cash and Cash
Equivalents	$143,557	$0	$143,557

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

On May 14, 2004, TDS filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002 and for the interim periods for such years. The restatements resulted in defaults under the revolving credit agreements and certain of the forward contracts with one counterparty. TDS and U.S. Cellular did not fail to make any scheduled payments under such revolving credit agreements or forward contracts. TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit agreements and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatements.

As disclosed in Note 2, TDS has restated the Consolidated Financial Statements as of and for the nine months ended September 30, 2004. The restatement resulted in defaults under the revolving credit and line of credit agreements and certain of the forward contracts. TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements or forward contracts. TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

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

RESTATEMENTS AND RECLASSIFICATIONS

Restatement of September 30, 2004 Consolidated Statements of Cash Flows

As disclosed in Note 2, TDS has restated the Consolidated Financial Statements as of and for the nine months ended September 30, 2004 for the presentation of accreted interest paid on the redemption of U.S. Cellular's Liquid Yield Option Notes ("LYONs"). The restatement reclassifies the $68.1 million accreted interest portion of the LYONs that were redeemed in July 2004 from a reduction in "cash flows from financing activities" to a reduction in "cash flows from operating activities" on the Consolidated Statements of Cash Flows. Certain discussions in MD&A related to cash flows from operating and financing activities have been revised to reflect the change in classification of the LYONs' accreted interest. This restatement had no effect on TDS's "Net increase (decrease) in cash and cash equivalents" for the nine months ended September 30, 2004, and only changed the classification of certain cash flow items. The restatement of the Consolidated Statements of Cash Flows had no impact on revenues, expenses, net income, earnings per share, or any Balance Sheet items.

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

See “TDS Telecom Operations.”

Financing Initiatives

TDS and its subsidiaries had Cash and cash equivalents totaling $1,081.2 million, $1,241.3 million of revolving credit facilities available for use and an additional $75 million of bank lines of credit as of September 30, 2004. TDS and its subsidiaries are also generating substantial internal funds from operations. Cash flows from operating activities totaled $475.6 million in the nine months ended September 30, 2004. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets. Management believes that cash on hand, expected future cash flows from operations and existing sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures. TDS continues to seek to maintain a strong Balance Sheet and an investment grade rating.

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

U.S. Cellular expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters provided that, except to the extent disclosed in this Form 10-Q/A, U.S. Cellular cannot anticipate the extent to which the factors related to Loss on impairment of intangible assets and (Gain) loss on assets of operations held for sale may have an effect, if any, since these will depend on the outcome of future events. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

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

	Nine Months Ended September 30,

	2004 As Restated	2003 As Restated

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$475,570	$614,941
Investing activities	(426,889)	(486,148)
Financing activities	94,876	(493,590)

Net increase (decrease) in cash and cash
equivalents	$143,557	$(364,797)

Cash Flows from Operating Activities
TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $475.6 million in the nine months ended September 30, 2004 compared to $614.9 million in 2003. Income including adjustments to reconcile net income to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $566.0 million in 2004 and $609.2 million in 2003. Included in the adjustments to reconcile net income to net cash provided by operating activities in 2004 is a deduction for the payment of $68.1 million of accreted interest on the repayment of U.S. Cellular's Liquid Yield Option Notes. Changes in assets and liabilities from operations required $90.4 million in 2004 and provided $5.8 million in 2003 reflecting timing differences in the payment of accounts payable and in the receipt of accounts receivable, changes in accrued taxes and changes in materials and supplies balances.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,

	2004 As Restated	2003 As Restated

	(Dollars in thousands)
Net income	$86,277	$20,818
Adjustments to reconcile net income to net
cash provided by operating activities	479,735	588,346

	566,012	609,164
Changes in assets and liabilities	(90,442)	5,777

	$475,570	$614,941

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

Cash Flows from Financing Activities
Cash flows from financing activities provided $94.9 million in the nine months ended September 30, 2004, and required $493.6 million in 2003. Issuances of long-term debt by U.S. Cellular provided net proceeds of $412.5 million in 2004. The proceeds from the long-term debt issuances were used to redeem U.S. Cellular’s Liquid Yield Option Notes for $163.3 million. The Liquid Yield Option Notes redemption includes the repayment of principal amount of the original debt of $95.2 million, presented as an item reducing cash flow from financing activities, and the payment of $68.1 million of accreted interest, presented as an item reducing cash flow from operating activities. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used to redeem all $250 million of U.S. Cellular’s 7.25% senior notes. In 2003, TDS redeemed and cancelled the $300 million of Trust Preferred Securities. This redemption was financed with cash on hand. TDS retired a total of $70.5 million of medium-term notes in 2003. In 2003, U.S. Cellular repurchased and cancelled the remaining $45.2 million of 9% Series A Notes from PrimeCo for $40.7 million. This repurchase was financed using short-term debt. Cash received from short term borrowings on revolving lines of credit provided $355.0 million in 2004. Repayments of short term borrowings required $300.0 million in 2004. Treasury shares reissued for stock options exercised in 2004 provided $29.6 million and $5.2 million in 2003. Dividends paid on TDS Common and Preferred Shares, required $28.5 million in 2004 and $27.2 million in 2003.

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

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $475.6 million in the first nine months of 2004 compared to $614.9 million in 2003. TDS and its subsidiaries had cash and cash equivalents totaling $1,081.2 million at September 30, 2004.

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

As disclosed in Note 2, TDS has restated the Consolidated Financial Statements as of and for the nine months ended September 30, 2004. The restatement resulted in defaults under the revolving credit and line of credit agreements between TDS and certain lenders and under a revolving credit agreement between U.S. Cellular and certain lenders. TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements. TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. As of the date of filing of this Form 10-Q/A, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in the revolving credit agreements.

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

As of the date of filing of this Form 10-Q/A, TDS and subsidiaries are in compliance with all covenants and other requirements set forth in long-term debt indentures. TDS does not have any rating downgrade triggers that would accelerate the maturity dates of its long-term debt. However, a downgrade in TDS’s credit rating could adversely affect its ability to refinance existing, or obtain access to new, long-term debt in the future.

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

As disclosed in Note 2, TDS has restated the Consolidated Financial Statements as of and for the nine months ended September 30, 2004. The restatement resulted in defaults under certain of the forward contracts with one counterparty. TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under any of the forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such forward contracts under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

As of the date of filing of this Form 10-Q/A, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in the forward contracts.

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

70

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, except to the extent noted below. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Changes in Internal Controls over Financial Reporting. There was no change in TDS’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TDS’s internal controls over financial reporting.

Design and Evaluation of Internal Controls over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, TDS will be required to furnish a report of management’s assessment of the design and effectiveness of its internal controls as part of the Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2004. The independent auditors of TDS will then be required to attest to, and report on, management’s assessment and the effectiveness of internal controls over financial reporting pursuant to Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board (“PCAOB Standard No. 2”).

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

Restatement of Consolidated Statements of Cash Flows. As set forth in Note 2 to the financial statements herein, TDS restated its Consolidated Statements of Cash Flows for the nine months ended September 30, 2004. The restatement resulted from a significant deficiency in TDS’s internal controls over non-routine and non-systematic transactions that was identified by TDS. TDS has implemented changes to the design of its internal controls over non-routine and non-systematic transactions to remediate this deficiency.

71
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit	10.1 – U.S. Cellular Corporation Regional Support Organization (Corporate) Executive Officer Annual Bonus Plan Effective January 1, 2004 is hereby incorporated by reference to Exhibit 10.1 to the United States Cellular Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit	10.2 – TDS Telecom 2004 Executive Team Performance Award Program.*

Exhibit	11 – Computation of earnings per common share is included herein as Note 10 to the financial statements.

Exhibit	12 – Statement regarding computation of ratios.*

Exhibit	31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit	32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Previously included as an exhibit to TDS's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004, filed on November 9, 2004.

72

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	January 19, 2005	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	January 19, 2005	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	January 19, 2005	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2004 Third Quarter Form 10-Q/A