Form 10-K
period 2004-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2005-03-11
CIK 1051512

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Yes  X   No

        As of June 30, 2004, the aggregate market values of the registrant's Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $2.8 billion, $19.7 million and $4.7 million, respectively. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of TDS and U.S. Cellular is an affiliate. The closing price of the Common Shares on June 30, 2004, was $71.20, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value of $71.20 times the number of Common Shares into which it was convertible on June 30, 2004.

        The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2005, is 51,054,094 Common Shares, $.01 par value, and 6,425,774 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Those sections or portions of the registrant's 2004 Annual Report to Shareholders and of the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its 2005 Annual Meeting of Shareholders, scheduled to be held May 5, 2005, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Part II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference (1)
Part I
Item 1.	Business	3
Item 2.	Properties	55
Item 3.	Legal Proceedings	55
Item 4.	Submission of Matters to a Vote of Security Holders	55
Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	56	(2)
Item 6.	Selected Financial Data	56	(3)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	57	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57	(5)
Item 8.	Financial Statements and Supplementary Data	57	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	58
Part III
Item 10.	Directors and Executive Officers of the Registrant	59	(7)
Item 11.	Executive Compensation	59	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59	(9)
Item 13.	Certain Relationships and Related Transactions	59	(10)
Item 14.	Principal Accountant Fees and Services	59	(11)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	60

(1)
Parenthetical references are to information incorporated by reference from the registrant's Exhibit 13, which includes portions of its Annual Report to Shareholders for the year ended December 31, 2004 ("Annual Report") and from the registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May 5, 2005 ("Proxy Statement").

(2)
Annual Report sections entitled "TDS Stock and Dividend Information" and "Consolidated Quarterly Information (Unaudited)."

(3)
Annual Report section entitled "Selected Consolidated Financial Data."

(4)
Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5)
Annual Report section entitled "Market Risk."

(6)
Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Information (Unaudited)," "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

(7)
Proxy Statement sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

(8)
Proxy Statement section entitled "Executive Compensation," except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

(9)
Proxy Statement sections entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Securities Authorized for Issuance under Equity Compensation Plans."

(10)
Proxy Statement section entitled "Certain Relationships and Related Transactions."

(11)
Proxy Statement section entitled "Fees Paid to Principal Accountants."

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.    Business

        Telephone and Data Systems, Inc. ("TDS"), is a diversified telecommunications service company with wireless telephone and wireline telephone operations. At December 31, 2004, TDS served approximately 6.1 million customers in 36 states, including 4,945,000 wireless telephone customers and 1,157,200 wireline telephone equivalent access lines. United States Cellular Corporation ("U.S. Cellular") provided 76.3% of TDS's consolidated revenues and 80.5% of consolidated operating income in 2004. TDS Telecom provided 23.7% of consolidated revenues and 19.5% of consolidated operating income in 2004. TDS's business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer focused telecommunications services.

        TDS conducts substantially all of its wireless operations through U.S. Cellular. At December 31, 2004, TDS owned 82.0% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 95.9% of the combined voting power of both classes of common stock. U.S. Cellular Common Shares are traded on the American Stock Exchange under the symbol "USM." At December 31, 2004, U.S. Cellular provided wireless telephone service to 4,945,000 customers through the operations of 175 majority-owned ("consolidated") wireless licenses throughout the United States. Since 1985, when U.S. Cellular began providing wireless service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover six market areas in 27 states as of December 31, 2004. Through a 2003 exchange transaction, U.S. Cellular has rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market area, including its Midwest/Southwest market area, which covers a total population of more than 31 million, and one market area which covers a total population of more than five million.

        TDS conducts its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation ("TDS Telecom"). At December 31, 2004, TDS Telecom served 1,157,200 equivalent access lines in 30 states through its incumbent local exchange carrier and competitive local exchange carrier telephone companies. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines. An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom is expanding by offering additional lines of telecommunications products and services to existing customers and through the selective acquisition of local exchange telephone companies serving rural and suburban areas. TDS Telecom has acquired eight telephone companies since the beginning of 2000. These acquisitions added 82,200 equivalent access lines during this five-year period, while internal growth added 64,900 equivalent access lines. TDS Telecom also began offering services as a competitive local exchange carrier in 1998 in certain mid-sized cities which are near existing TDS Telecom incumbent local exchange carrier markets. Competitive local exchange carrier is a term that depicts companies that enter the operating areas of incumbent local exchange telephone companies to offer local exchange and other telephone services. At December 31, 2004, TDS Telecom's competitive local exchange carriers served 426,800 equivalent access lines in five states.

        TDS was incorporated in 1968 and changed its corporate domicile from Iowa to Delaware in 1998. TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900.

Available Information

        TDS's website is http://www.teldta.com. Anyone may access, free of charge, through the Investor Relations portion of the website the TDS annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission ("SEC").

Special Common Share Proposal

        On February 17, 2005, the TDS Board of Directors (the "TDS Board") unanimously approved a proposal (the "Special Common Share Proposal"), to be submitted to TDS shareholders at a special meeting of shareholders of TDS scheduled for April 11, 2005, to approve an amendment (the "Amendment") to the Restated Certificate of Incorporation of TDS to increase the authorized number of Special Common Shares of TDS from 20,000,000 to 165,000,000.

        On February 17, 2005, the TDS Board also approved a distribution of one Special Common Share in the form of a stock dividend with respect to each outstanding Common Share and Series A Common Share of TDS (the "Distribution"), which is expected to be effective May 13, 2005 to shareholders of record on April 29, 2005, subject to the approval of the Special Common Share Proposal by shareholders, the effectiveness of the Amendment, and certain other conditions.

        Following approval and effectiveness of the Special Common Share Proposal, at some time in the future TDS may possibly offer to issue Special Common Shares in exchange for all of the Common Shares of U.S. Cellular which are not owned by TDS (a "Possible U.S. Cellular Transaction"). TDS currently owns approximately 82% of the shares of common stock of U.S. Cellular. A Possible U.S. Cellular Transaction would cause U.S. Cellular to become a wholly owned subsidiary of TDS. TDS has set no time frame for a Possible U.S. Cellular Transaction and there are no assurances that a transaction will occur.

        Reference is made to the proxy statement of TDS filed with the SEC relating to the special meeting scheduled for April 11, 2005 for additional information relating to the foregoing, which is incorporated by reference herein.

U.S. Cellular Operations

        TDS's wireless operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular provides wireless telephone service to 4,945,000 customers through the operations of 175 majority-owned ("consolidated") wireless licenses throughout the United States. Since 1985, when it began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover six market areas in 27 states as of December 31, 2004. Through a 2003 exchange transaction, U.S. Cellular has rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market area, including its Midwest/Southwest market area, which covers a total population of more than 31 million, and one other market area which covers a total population of more than five million.

        U.S. Cellular's ownership interests in wireless licenses include interests in licenses covering 150 cellular metropolitan statistical areas (as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission ("FCC") in designating metropolitan cellular market areas) or rural service areas (as used by the FCC in designating non-metropolitan statistical area cellular market areas) ("cellular licenses") and 49 personal communications service basic trading areas (used by the FCC in dividing the United States into personal communications service market areas for licenses in Blocks C through F). Of those interests, U.S. Cellular owns controlling interests in 126 cellular licenses and each of the 49 personal communications service basic trading areas. U.S. Cellular also owns rights to acquire controlling interests in 20 additional personal communications service licenses, primarily through an acquisition agreement with AT&T Wireless Services, Inc. ("AT&T Wireless"), now a subsidiary of Cingular Wireless LLC ("Cingular"). In a separate agreement, U.S. Cellular agreed to purchase a controlling interest in one license from Cingular which will be completed during the first half of 2005.

        At December 31, 2004, U.S. Cellular is a limited partner in Carroll Wireless, L.P. ("Carroll Wireless"). U.S. Cellular consolidates Carroll Wireless for financial reporting purposes because it is deemed to have a controlling financial interest in Carroll Wireless. Carroll Wireless participated in FCC wireless spectrum Auction 58, in which eligible participants bid on designated personal communication service spectrum licenses. Carroll Wireless did not own any interests in wireless licenses or any other significant assets as of December 31, 2004. As a result of Auction 58, which ended February 15, 2005, Carroll Wireless was a successful bidder for 17 personal communication service licenses in 11 states for a cost of $129.9 million. See "Wireless Systems Development—Auction 58" for further discussion of U.S. Cellular and Carroll Wireless' obligations pursuant to Auction 58.

        U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of the other two licenses. U.S. Cellular includes the operations of each of these two licenses in its consolidated operating revenues and expenses. U.S. Cellular also manages the operations of three additional licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. U.S. Cellular accounts for its interests in each of these three licenses using the equity method.

        The following table summarizes the status of U.S. Cellular's interests in wireless markets at December 31, 2004. Personal communications service markets are designated as "PCS."

	Total	Cellular	PCS
Consolidated markets (1)	175	126	49
Consolidated markets to be acquired pursuant to existing agreements (2)	21	1	20
Minority interests accounted for using equity method (3)	19	19	—
Minority interests accounted for using cost method (4)	5	5	—

Total markets to be owned after completion of pending transactions	220	151	69

(1)
U.S. Cellular owns a controlling interest in each of the 126 cellular markets and 49 personal communications service markets it included in its consolidated markets at December 31, 2004.

(2)
U.S. Cellular owns rights to acquire controlling interests in 20 additional personal communications service licenses, through an acquisition agreement with AT&T Wireless which was closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. In a separate agreement, U.S. Cellular agreed to purchase a controlling interest in one cellular license from Cingular.

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

        Some of the territory covered by the personal communications service licenses U.S. Cellular operates overlaps with territory covered by the cellular licenses it operates. For the purpose of tracking population counts in order to calculate market penetration, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the population counts for any overlapping licensed area. Only non-overlapping, incremental population counts are added to the reported amount of total population in the case of an acquisition of a licensed area that overlaps a previously owned licensed area. The incremental population counts that are added in such event are referred to throughout this Form 10-K as "incremental" population measurements. Amounts reported in this Form 10-K as "total market population" do not duplicate any population counts in the case of any overlapping licensed areas U.S. Cellular owns.

        U.S. Cellular owns interests in consolidated wireless licenses which cover a total population of 44.4 million as of December 31, 2004. U.S. Cellular also owns investment interests in wireless licenses which represent 1.7 million population equivalents as of that date. "Population equivalents" represent the population of a wireless licensed area, based on 2003 Claritas estimates, multiplied by the percentage interest that U.S. Cellular owns in an entity licensed to operate such wireless license.

        U.S. Cellular believes that it is the seventh largest wireless company in the United States at December 31, 2004, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. U.S. Cellular's business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs. In recent years, U.S. Cellular's focus has broadened to include exchanges and divestitures of consolidated and investment interests which are considered less essential to its operating strategy.

        Wireless systems in U.S. Cellular's consolidated markets served 4,945,000 customers at December 31, 2004, and contained 4,856 cell sites. The average penetration rate in U.S. Cellular's consolidated markets, as calculated by dividing the number of U.S. Cellular customers by the total population in such markets was 11.14% at December 31, 2004, and the number of customers who discontinued service (the "churn rate") in these markets averaged 1.66% per month for the twelve months ended December 31, 2004.

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

        The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each personal communications service licensed area, and these licensed areas overlap with cellular licensed areas. As a result, personal communications service license holders can and do compete with cellular license holders for customers. In addition, specialized mobile radio systems operators such as Nextel are providing wireless services similar to those offered by U.S. Cellular. Competition for customers also includes competing communications technologies, such as:

  •
  conventional landline telephone,

  •
  mobile satellite communications systems,

  •
  radio paging,

  •
  mobile virtual network operators, and

  •
  Voice Over Internet Protocol.

        Personal communications service licensees have initiated service in nearly all areas of the United States, including substantially all of U.S. Cellular's licensed areas, and U.S. Cellular expects other wireless operators to continue deployment in all of U.S. Cellular's operating regions in the future. Additionally, technologies such as enhanced specialized mobile radio are competitive with wireless service in substantially all of U.S. Cellular's markets.

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

        Customers using service away from their home system are called "roamers." Roaming is available because technical standards require that analog wireless telephones be compatible in all market areas in the United States. Additionally, because U.S. Cellular has deployed digital radio technologies in substantially all of its service areas, its customers with digital, dual-mode (both analog and digital capabilities) or tri-mode (analog plus digital capabilities at both the cellular and personal communications service radio frequencies) wireless telephones can roam in other companies' service areas which have a compatible digital technology in place. Likewise, U.S. Cellular can provide roaming service to other companies' customers who have compatible digital wireless telephones. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer's carrier.

        There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies' mobile telephone switching offices process information digitally, on certain cellular systems the radio transmission uses analog technology. All personal communications service systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry in the United States. Time Division Multiple Access ("TDMA") technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular's operations in a substantial portion of its markets. Another digital technology, Code Division Multiple Access ("CDMA"), was also deployed by U.S. Cellular in its remaining markets.

        In late 2001, U.S. Cellular announced its plans to migrate to a single digital technology, CDMA, for its customers in all of its markets. U.S. Cellular believes that a single digital technology platform represents the best network strategy to foster its future growth. In 2002, U.S. Cellular began its plans to deploy CDMA 1XRTT technology, which improves capacity and allows for higher speed data transmission than basic CDMA, throughout all of its markets, over a three-year period ending in 2004. As of December 31, 2004, U.S. Cellular had deployed CDMA 1XRTT technology in substantially all of its licensed areas, including areas where it had previously deployed TDMA technology, as part of its technology conversion plans. Migration of U.S. Cellular's customers to CDMA handsets in all of its markets is expected to take a few additional years.

        U.S. Cellular believes CDMA technology is the best digital radio technology choice for its operations for the following reasons:

  •
  TDMA technology may not be supported by manufacturers of future generations of wireless products due to limitations on the services it enables wireless companies to provide.

  •
  CDMA technology has a lower long-term cost in relation to the spectrum efficiency it provides compared to similar costs of other technologies.

  •
  CDMA technology provides improved coverage at most cell sites compared to other technologies.

  •
  CDMA technology provides a more efficient evolution to a wireless network with higher data speeds, which will enable U.S. Cellular to provide enhanced data services.

        The main disadvantage of U.S. Cellular's conversion to CDMA technology is that it is generally not used outside of the United States. A third digital technology, Global System for Mobile Communication ("GSM"), is the standard technology in Europe and most other areas outside the United States. GSM technology, which is used by certain wireless companies in the United States, has certain advantages over CDMA in that GSM phones can be used more widely outside of the United States and GSM has a larger installed worldwide customer base. Also, TDMA technology is used in many parts of the United States and in other countries as well. Since CDMA technology is not compatible with GSM or TDMA technology, U.S. Cellular customers with CDMA-based handsets may not be able to use all of their handset features when traveling through GSM- and TDMA-based networks. Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular's customers may access CDMA service in virtually all areas of the United States.

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

        U.S. Cellular continually reviews its long-term technology plans. In 2005, U.S. Cellular expects to introduce a limited trial of Evolution—Data Optimized ("EV-DO") technology. This technology, which increases the speed of data transmissions on the wireless network, is being deployed by certain other wireless companies. A revision to the current EV-DO standard is expected to be commercially available in 2006. U.S. Cellular will evaluate any planned investment in EV-DO technology in light of the revenue opportunities afforded by the deployment of such technology.

        U.S. Cellular's Operations.    Management anticipates that U.S. Cellular will experience increases in wireless units in service and revenues in 2005 through internal growth and through the launch of new markets as the licenses acquired in 2001, 2002 and 2003 are developed and become integrated into its operations.

        Expenses associated with customer and revenue growth may reduce the amount of cash flows from operating activities and operating income during 2005. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular's cash flows from operating activities and operating income to vary from quarter to quarter.

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

  •
  the churn rate;

  •
  continued capital expenditures, which are necessary to improve the quality of U.S. Cellular's network and to expand its operations into new markets;

  •
  continued competition from other wireless licensees and other telecommunication technologies;

  •
  continued consolidation in the wireless industry;

  •
  the growth rate in the use of U.S. Cellular's easyedgesm brand of enhanced data services and products;

  •
  continued declines in inbound roaming revenue; and

  •
  continuing technological advances which may provide wireless products/services and additional competitive alternatives to wireless service.

        U.S. Cellular is building a substantial presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests included six market areas as of December 31, 2004. See "U.S. Cellular's Wireless Interests."

Wireless Systems Development

        Acquisitions, Divestitures and Exchanges.    U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. U.S. Cellular also reviews attractive opportunities for the acquisition of additional wireless spectrum. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may plan to participate as a bidder, or member of a bidding group, in auctions administered by the FCC. See "Auction 58" for a discussion of the auction completed in early 2005. Recently, U.S. Cellular has been disposing of those markets that are not strategic to its long-term success and redeploying capital to more strategically important parts of the business. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the disposition of other non-strategic properties.

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

        Auction 58.    U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of "designated entities," which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. These 17 licensed areas cover portions of 11 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

        On March 4, 2005, Carroll Wireless increased the amount on deposit with the FCC to approximately $26 million, from $9 million initially deposited, and filed an application with the FCC seeking a grant of the subject licenses. The aggregate amount due to the FCC for the 17 licenses is $129.9 million, net of all bidding credits to which Carroll Wireless is entitled as a designated entity. U.S. Cellular consolidates Carroll Wireless for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board Interpretation No. 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless' expected gains or losses.

        Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 4, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $26 million. Pending finalization of Carroll Wireless' permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make capital contributions and advances to Carroll Wireless and/or its general partner of up to $130 million to fund the payments to the FCC and additional working capital.

        Sales of Wireless Interests.    On December 20, 2004, U.S. Cellular completed the sale of its controlling interest in one personal communications service license to MetroPCS California/Florida, Inc. ("MetroPCS") for $8.5 million.

        On November 30, 2004, U.S. Cellular completed the sales of two consolidated markets and five minority interests to ALLTEL Communications Inc. ("ALLTEL") for $80.2 million in cash, subject to a working capital adjustment. U.S. Cellular recorded a pretax gain of $36.7 million related to this transaction at the time of its completion, representing the excess of the cash received over the net book value of the assets and liabilities sold, subject to a working capital adjustment. The portion of the gain related to the two consolidated markets included in operations of $10.1 million, was recorded in (gain) loss on assets held for sale in the Statement of Operations. The remaining portion of the gains of $26.6 million was recorded in gain (loss) on investments included within investment and other income (expense) on the Statement of Operations.

        On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.5 million in cash, including a working capital adjustment. The U.S. Cellular properties sold included wireless assets and customers in six markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the loss on assets of operations held for sale in the fourth quarter of 2003 and a $0.7 million reduction of the loss in 2004) was recorded as a loss on assets of operations held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.

        Pending Acquisition of Market.    On November 30, 2004, U.S. Cellular entered into a definitive agreement with Cingular to acquire a controlling interest in one cellular license. U.S. Cellular anticipates that this transaction will be completed during the first half of 2005.

        License Rights Related to Exchange of Markets with AT&T Wireless.    Pursuant to a transaction with AT&T Wireless which was completed on August 1, 2003, U.S. Cellular acquired rights to 21 licenses that have not yet been assigned to U.S. Cellular. These licenses, with a recorded value of $42.0 million, are accounted for in license rights on the consolidated Balance Sheet. All asset values related to the properties acquired or pending, including license values, were determined by U.S. Cellular.

Wireless Interests and Operating Market Areas

        U.S. Cellular operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize U.S. Cellular's network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to benefits to customers, its operating strategy also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through the reduction of outbound roaming costs and increased sharing of facilities, personnel and other costs, enabling U.S. Cellular to minimize its per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

        The following section details U.S. Cellular's wireless interests, including those it owned or had the right to acquire as of December 31, 2004. The table presented therein lists the markets that U.S. Cellular manages or has the right to manage, grouped according to operating market area. The operating market areas represent areas in which U.S. Cellular is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest and areas of economic activity.

        The table aggregates the total population of the consolidated licenses within each operating market area, regardless of U.S. Cellular's percentage ownership in the licenses included in such operating market areas. Those markets in which U.S. Cellular owns less than 100% of the license show U.S. Cellular's ownership percentage; in all others, U.S. Cellular owns 100% of the license. For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular's ownership interest in each such license.

        The total population and population equivalents measures are provided to enable comparison of the relative size of each operating market area to U.S. Cellular's consolidated operations and to enable comparison of the relative size of U.S. Cellular's consolidated markets to its investment interests, respectively. The total population of U.S. Cellular's consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.

U.S. CELLULAR'S WIRELESS INTERESTS

        The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2004.

        Some of the territory covered by the personal communications service licenses U.S. Cellular owns overlaps with territory covered by the cellular licenses it owns. For the purpose of tracking amounts in the "2003 Total Population" column in the table below, when U.S. Cellular acquires or agrees to acquire a licensed area that overlaps a licensed area it already owns, it does not duplicate the total population for any overlapping licensed area. Only non-overlapping, incremental population amounts are added to the amounts in the "2003 Total Population" column in the table below, in the case of an acquisition of a licensed area that overlaps a previously owned licensed area.

Market Area/Market	Current or Future Percentage Interest (if less than 100%) (1)	2003 Total Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MIDWEST MARKET AREA:
Chicago Major Trading Area/Michigan
Chicago, IL-IN-MI-OH 20MHz B Block MTA # (3) (4)
Kalamazoo, MI 20MHz A Block # (5)
Battle Creek, MI 20MHz A Block # (5)
Jackson, MI 10MHz A Block # (5)

Total Chicago Major Trading Area/Michigan		13,012,000
Illinois/Indiana
Indianapolis, IN 10MHz F Block # (5)
Peoria, IL
Jo Daviess (IL 1)
Rockford, IL
Bloomington-Bedford, IN 10MHz B Block # (5)
Terre Haute, IN-IL 20MHz B Block #
Adams (IL 4) *
Carbondale-Marion, IL 10MHz A Block/10MHz D Block # (5)
Mercer (IL 3)
Miami (IN 4) *	85.71%
Anderson, IN 10MHz B Block # (5)
Muncie, IN 10MHz B Block # (5)
Lafayette, IN 10MHz B Block #
Columbus, IN 10MHz B Block # (5)
Warren (IN 5) *	33.33%
Mount Vernon-Centralia, IL 10MHz A Block #
Kokomo-Logansport, IN 10MHz B Block #
Richmond, IN 10MHz B Block # (5)
Vincennes-Washington, IN-IL 10MHz B Block # (5)
Marion, IN 10MHz B Block #
Alton, IL *
Rockford, IL 10MHz E Block #
Peoria, IL 10MHz C Block #
Peoria, IL 10MHz E Block #
Springfield, IL 10MHz E Block/10MHz F Block #
Decatur-Effingham, IL 10MHz E Block/10MHz F Block #
Bloomington, IL 10MHz E Block/10MHz F Block #
Champaign-Urbana, IL 10MHz E Block/F Block #
LaSalle-Peru-Ottawa-Streator, IL 10MHz C Block #
LaSalle-Peru-Ottawa-Streator, IL 10MHz F Block #
Danville, IL-IN 15MHz C Block #
Galesburg, IL 30MHz C Block #
Jacksonville, IL 10MHz F Block #
Mattoon, IL 10MHz E Block/10MHz F Block #

Total Illinois/Indiana		5,224,000

Market Area/Market	Current or Future Percentage Interest (if less than 100%) (1)	2003 Total Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MIDWEST MARKET AREA (continued):
Wisconsin/Minnesota
Milwaukee, WI
Madison, WI	92.50%
Columbia (WI 9)
Appleton, WI
Wood (WI 7)
Rochester, MN 10MHz F Block #
Vernon (WI 8)
Green Bay, WI
Racine, WI	95.82%
Kenosha, WI	99.32%
Janesville-Beloit, WI
Door (WI 10)
Sheboygan, WI
La Crosse, WI	96.51%
Trempealeau (WI 6) (3)
Pierce (WI 5) (3)
Milwaukee, WI 10MHz D Block #
Madison, WI 10MHz F Block #

Total Wisconsin/Minnesota		4,738,000
Nebraska/Iowa/Missouri/South Dakota:
Des Moines, IA
Davenport, IA-IL	97.37%
Sioux City, IA-NE-SD 10MHz F Block # (5)
Cedar Rapids, IA	96.43%
Humboldt (IA 10)
Iowa (IA 6)
Muscatine (IA 4)
Waterloo-Cedar Falls, IA	93.03%
Iowa City, IA
Hardin (IA 11)
Jackson (IA 5)
Kossuth (IA 14)
Lyon (IA 16)
Dubuque, IA	97.55%
Mitchell (IA 13)
Audubon (IA 7)
Union (IA 2)
Fort Dodge, IA 10MHz D Block # (5)
Des Moines, IA 10MHz D Block #
Davenport, IA-IL 10MHz E Block #
Clinton, IA-IL 10MHz E Block #
Burlington, IA-IL-MO 10MHz E Block #
Iowa City, IA 10MHz E Block #
Ottumwa, IA 10MHz E Block #

Total Iowa/Nebraska/South Dakota		2,737,000
Nebraska/Iowa/Missouri/Kansas
Omaha, NE-IA 10 MHz A Block/10MHz E Block #
Lincoln, NE 10MHz F Block #
Mills (IA 1)

Total Nebraska/Iowa/Missouri/Kansas		1,375,000

TOTAL MIDWEST MARKET AREA		27,086,000

Market Area/Market	Current or Future Percentage Interest (if less than 100%) (1)	2003 Total Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina
Harnett (NC 10)
Rockingham (NC 7)
Northampton (NC 8)
Greenville (NC 14)
Greene (NC 13)
Hoke (NC 11)
Wilmington, NC	98.82%
Chesterfield (SC 4)
Chatham (NC 6)
Sampson (NC 12)
Jacksonville, NC	97.57%
Camden (NC 9)

Total Eastern North Carolina/South Carolina		2,831,000
Virginia/North Carolina
Roanoke, VA
Giles (VA 3)
Bedford (VA 4)
Ashe (NC 3)
Charlottesville, VA	95.37%
Lynchburg, VA
Buckingham (VA 7)
Tazewell (VA 2) (3)
Bath (VA 5)

Total Virginia/North Carolina		1,414,000
West Virginia/Maryland/Pennsylvania
Monongalia (WV 3) *
Raleigh (WV 7) *
Grant (WV 4) *
Hagerstown, MD *
Tucker (WV 5) *
Cumberland, MD *
Bedford (PA 10) * (3)
Garrett (MD 1) *

Total West Virginia/Maryland/Pennsylvania		1,161,000

TOTAL MID-ATLANTIC MARKET AREA		5,406,000

Market Area/Market	Current or Future Percentage Interest (if less than 100%) (1)	2003 Total Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
SOUTHWEST MARKET AREA:
Texas/Oklahoma/Missouri/Kansas/Arkansas
Oklahoma City, OK 10MHz F Block #
Tulsa, OK *
Wichita, KS 10MHz A Block # (5)
Fayetteville-Springdale, AR 10MHz A Block # (5)
Fort Smith, AR-OK 10MHz A Block # (5)
Seminole (OK 6)
Garvin (OK 9)
Joplin, MO *
Elk (KS 15) *	75.00%
Wichita Falls, TX *	78.45%
Lawton, OK *	78.45%
Nowata (OK 4) * (3)
Lawrence, KS 10MHz E Block # (5)
Jackson (OK 8) *	78.45%
Enid, OK 10MHz C Block #
Haskell (OK 10)
Stillwater, OK 10MHz F Block #
Ponca City, OK 30MHz C Block #
Hardeman (TX 5) * (3)	78.45%
Briscoe (TX 4) * (3)	78.45%
Beckham (OK 7) * (3)	78.45%

Total Texas/Oklahoma/Missouri/Kansas/Arkansas		5,221,000
Missouri/Illinois/Kansas/Arkansas
St. Louis, MO/IL 10MHz A Block #
Springfield, MO 20MHz A Block #
St. Joseph, MO-KS 10MHz E Block #
Cape Girardeau-Sikeston, MO/IL 10MHz A Block/10MHz D Block # (5)
Moniteau (MO 11)
Columbia, MO *
Poplar Bluff, MO/AR 10MHz A Block # (5)
Stone (MO 15)
Jefferson City, MO 10MHz A Block #
Barton (MO 14) (6)
Rolla, MO 10MHz A Block #
Laclede (MO 16)
Washington (MO 13)
Callaway (MO 6) *
Sedalia, MO 10MHz C Block #
Schuyler (MO 3)
Shannon (MO 17)
Linn (MO 5) (3)
Columbia, MO 10MHz A Block #
Harrison (MO 2) (3)

Total Missouri/Illinois/Kansas/Arkansas		4,914,000

TOTAL SOUTHWEST MARKET AREA		10,135,000

Market Area/Market	Current or Future Percentage Interest (if less than 100%) (1)	2003 Total Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Portland-Brunswick, ME 10MHz A Block #
Burlington, VT 10MHz D Block #
Manchester-Nashua, NH	96.66%
Carroll (NH 2)
Coos (NH 1) *
Kennebec (ME 3)
Bangor, ME	97.16%
Somerset (ME 2)
Addison (VT 2) * (3)
Lewiston-Auburn, ME	88.45%
Washington (ME 4) *
Oxford (ME 1)
Rutland-Bennington, VT 10MHz D Block #
Lebanon-Claremont, NH-VT 10MHz A Block # (5)
Burlington, VT 10MHz E Block # (5)

TOTAL MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA		2,800,000

NORTHWEST MARKET AREA:
Oregon/California/Idaho
Clark (ID 6)
Coos (OR 5)
Crook (OR 6) *
Del Norte (CA 1)
Medford, OR *
Butte (ID 5) (7)
Mendocino (CA 9)
Modoc (CA 2)

Total Oregon/California/Idaho		1,603,000
Washington/Oregon
Yakima, WA *	87.81%
Richland-Kennewick-Pasco, WA *
Pacific (WA 6) *
Umatilla (OR 3) *
Okanogan (WA 4)
Kittitas (WA 5) * (3)	98.24%
Hood River (OR 2) *
Skamania (WA 7) *

Total Washington/Oregon		1,101,000

TOTAL NORTHWEST MARKET AREA		2,704,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:
Knoxville, TN *
Asheville, NC *
Henderson (NC 4) * (3)
Bledsoe (TN 7) * (3)
Hamblen (TN 4) * (3)
Cleveland, TN 10MHz C Block #
Yancey (NC 2) * (3)

TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA		1,532,000

Other Markets:
Jefferson (NY 1) *	60.00%
Franklin (NY 2) *	57.14%

Total Other Markets		482,000

Total Markets Currently Consolidated or Which are Expected to Be Consolidated		50,145,000

Market Area/Market	2003 Total Population (2)	Current Percentage Interest (1)	Current and Acquirable Population Equivalents (8)
Investment Markets:
Los Angeles/Oxnard, CA *	17,182,000	5.50%	945,000
Oklahoma City, OK *	1,074,000	14.60%	157,000
Rochester, MN/Chippewa (MN 7)/Lac Qui Parle (MN 8)/ Pipestone (MN 9)/Le Sueur (MN 10)/ Goodhue (MN 11)*	971,000	15.22%	147,000
Cherokee (NC 1) *	209,000	50.00%	105,000
Others (Fewer than 100,000 population equivalents each)			360,000

Total Population Equivalents in Investment Markets			1,714,000

*
Designates wireline cellular licensed area.

#
Designates personal communications service licensed area.

(1)
Represents U.S. Cellular's ownership percentage in these licensed areas as of December 31, 2004 or as of the completion of any related transactions pending as of December 31, 2004. U.S. Cellular owns 100% of any licensed areas which do not indicate a percentage.

(2)
"2003 Total Population" represents the total population of the licensed area in which U.S. Cellular owns or has rights to own an interest, based on 2003 Claritas estimates (without duplication of the population counts of any overlapping licensed areas). In personal communications service licensed areas, this amount represents the portion of the personal communications service licensed areas owned that is not already served by a cellular licensed area in which U.S. Cellular owns a controlling interest. The "2003 Total Population" of Total Markets Currently Consolidated or which are expected to be consolidated includes rights to acquire licensed areas with a total population of 5,754,000. Excluding the population of these licensed areas to be acquired, U.S. Cellular's total population was 44,391,000 at December 31, 2004.

(3)
These markets have been partitioned into more than one licensed area. The 2003 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which U.S. Cellular owns an interest.

(4)
This personal communications service licensed area is made up of 18 basic trading areas, as follows: Benton Harbor, MI; Bloomington, IL; Champaign-Urbana, IL; Chicago, IL (excluding Kenosha County, WI); Danville, IL-IN; Decatur-Effingham, IL; Elkhart, IN-MI; Fort Wayne, IN-OH; Galesburg, IL; Jacksonville, IL; Kankakee, IL; LaSalle-Peru-Ottawa-Streator, IL; Mattoon, IL; Michigan City, IN; Peoria, IL; Rockford, IL; South Bend-Mishawaka, IN; and Springfield, IL.

(5)
U.S. Cellular acquired the rights to these licensed areas during 2003. Pursuant to an agreement with the seller of these licensed areas, U.S. Cellular has deferred the assignment and development of these licensed areas until up to five years from the closing date of the original transaction.

(6)
Pursuant to an agreement entered into during 2004 with Cingular, U.S. Cellular has rights to acquire a controlling interest in this license. The licensed area also includes 10 megahertz of personal communications service spectrum that overlaps a portion of the area covered by the cellular license to be acquired, for a total of 35 megahertz of spectrum in the overlapping area. U.S. Cellular anticipates that the transaction will be completed during the first half of 2005.

(7)
This licensed area includes territory and population equivalents of a fill-in area which was annexed from a nearby cellular licensed area.

(8)
"Current and Acquirable Population Equivalents" are derived by multiplying the amount in the "2003 Total Population" column by the percentage interest indicated in the "Current Percentage Interest" column.

        System Design and Construction.    U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones which are compatible with its network technology, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by U.S. Cellular personnel or third party engineering firms. U.S. Cellular's switching equipment is digital, which provides high-quality transmissions and is capable of interconnecting in a manner which minimizes costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2004, over 95% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular's network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

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

        In addition, the wide area network accommodates virtually all internal data communications between various U.S. Cellular office and retail locations to process customer activations. The wide area network is deployed in U.S. Cellular's six customer service centers ("Customer Care Centers") for all customer service functions using U.S. Cellular's billing and information system. The wide area network will also be deployed in U.S. Cellular's newest Customer Care Center, in Bolingbrook, IL, when it opens in 2005.

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

        The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests. U.S. Cellular expects to meet its future funding requirements with cash generated by operations and borrowings under its revolving credit facilities. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. In 2005, U.S. Cellular estimates its capital expenditures will total between $570 million and $610 million.

Marketing

        U.S. Cellular's marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services—built around customer needs—at fair prices, supported by outstanding customer service. U.S. Cellular increases customer awareness through the use of traditional media such as TV, radio, newspaper and direct mail advertising. U.S. Cellular has achieved its current level of penetration of its markets through a combination of promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service. U.S. Cellular supports a multi-faceted distribution program, including direct sales, agents and retail sales and service centers in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those channels. U.S. Cellular maintains a low customer churn rate (relative to other wireless carriers) by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of U.S. Cellular's service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

        Company-owned and managed locations are designed to market wireless service to the consumer and small business segments in a setting familiar to these types of customers. U.S. Cellular has expanded its e-commerce site to enable customers to purchase a broad range of accessories online, and this site is continually evolving to address customers' current needs. U.S. Cellular anticipates that as customers become increasingly comfortable with e-commerce, the Internet will become a more robust marketing channel for sales of rate plans as well as accessories. Traffic on U.S. Cellular's Web site is continually increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service and finding the locations of its stores and agents.

        U.S. Cellular believes that, while strategy is set at the U.S. Cellular corporate level, day-to-day tactical operating decisions should be made close to the customer, and accordingly, it manages its operating market areas with a decentralized staff, including sales, marketing, network operations, engineering and finance personnel. U.S. Cellular operates six regional Customer Care Centers whose personnel are responsible for customer service and certain other functions. In 2005, U.S. Cellular plans to open a seventh Customer Care Center in Bolingbrook, IL to meet the needs of its expanding customer base. Direct sales consultants market wireless service to business customers. Retail sales associates work out of over 400 U.S. Cellular-owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages. These packages enable customers to buy packages of minutes for a fixed monthly rate.

        U.S. Cellular continues to expand its relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2004 had contracts with over 800 of these businesses aggregating over 1,800 locations. Agents and dealers are independent business people who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. U.S. Cellular's agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular's dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies such as Wal-Mart, Radio Shack, Best Buy and American TV. Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-Company retailer accounted for 10% or more of U.S. Cellular's operating revenues during the past three years.

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

        In 2003, U.S. Cellular secured the naming rights to the home of the Chicago White Sox American League baseball team, which is now called U.S. Cellular Field. Concurrent with the naming rights agreement, U.S. Cellular purchased a media package with rights to place various forms of advertising in and around the facility. These agreements have increased the visibility of U.S. Cellular's brand not only in Chicago but throughout the United States.

        U.S. Cellular continues to migrate customers in its cellular licensed areas from analog to digital service plans, and as of year-end 2004 over 95% of the minutes used were on U.S. Cellular's digital network. Additionally, during the second half of 2003, U.S. Cellular began offering its easyedgesm brand of enhanced data services in its operating market areas where it has implemented CDMA 1XRTT digital radio technology, supporting that effort using a wide variety of media. As of year-end 2004, easyedgesm services were available in all of U.S. Cellular's market areas. The initial results of the easyedgesm rollout have been encouraging, as many new customers and existing customers have signed up for data service plans. These enhanced data services include downloading news/weather/sports information/games, ringtones and other consumer services as well as wireless modem capabilities to use with personal computers in some markets. In early 2004, U.S. Cellular began offering camera phone-capable handsets and the related services to its customers as part of its easyedgesm suite of products and services, and as of year-end 2004 those services were available in all market areas. U.S. Cellular plans on further expansion of its easyedgesm services in 2005 and beyond.

        In October 2003, Edge Wireless, LLC ("Edge Wireless") filed a complaint against U.S. Cellular in U.S. District Court for the District of Oregon alleging that the easyedgesm mark infringes certain of Edge Wireless's marks. In July 2004, the court found that U.S. Cellular's easyedgesm mark would not create a likelihood of confusion between the parties' marks with respect to all types of advertising except for print advertising. The court ordered that in print materials U.S. Cellular must display the easyedgesm mark with a separate and dominant U.S. Cellular house mark and star logo which is featured more prominently than the easyedgesm mark. This order applies in areas in which U.S. Cellular competes with Edge Wireless, which include portions of U.S. Cellular's service areas in California, Oregon and Idaho. An appeal of this order by Edge Wireless was settled for nominal consideration and will be dismissed.

        The FCC mandated that all wireless carriers had to be capable of facilitating wireless number portability in all areas of the United States beginning on May 24, 2004. See "Regulation." In conjunction with this mandate, U.S. Cellular began tailoring certain of its advertising to those customers who may be interested in switching wireless carriers and keeping their current wireless telephone number. To date, U.S. Cellular has been successful in accommodating those customers in all of its market areas who switch to U.S. Cellular service from other carriers and wish to keep their wireless telephone numbers. U.S. Cellular has also been successful in accommodating those customers in all of its market areas who wish to change from U.S. Cellular to another carrier and keep their wireless telephone numbers.

        The following table summarizes, by operating market area, the total population, U.S. Cellular's customers and penetration for U.S. Cellular's consolidated markets as of December 31, 2004.

Operating Market Areas	Population (1)	Customers	Penetration
Midwest Market Area	23,242,000	2,476,000	10.65%
Mid-Atlantic Market Area	5,406,000	772,000	14.28%
Southwest Market Area	8,254,000	527,000	6.38%
Maine/New Hampshire/Vermont Market Area	2,771,000	411,000	14.83%
Northwest Market Area	2,704,000	464,000	17.16%
Eastern Tennessee/Western North Carolina Market Area	1,532,000	196,000	12.79%
Other Markets	482,000	99,000	20.54%

	44,391,000	4,945,000	11.14%

(1)
Represents 100% of the population of the licensed areas in which U.S. Cellular has a controlling interest, based on 2003 Claritas population estimates. "Population" in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to "population equivalents," as previously defined.

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

        On average, the retail customers in U.S. Cellular's consolidated markets used their wireless systems approximately 539 minutes per unit each month and generated retail service revenue of approximately $41 per month during 2004, compared to 422 minutes and $40 per month in 2003. Revenue generated by roamers using U.S. Cellular's systems ("inbound roaming"), together with local retail, toll and other revenues, brought U.S. Cellular's total average monthly service revenue per customer unit to $47 during 2004. Average monthly service revenue per customer unit decreased less than 1% during 2004. This result was primarily due to decreases in the average revenue per minute of use from both retail customers and roamers, almost fully offset by an increase in the number of minutes used by both retail customers and roamers. Competitive pressures, continued penetration of the consumer market and U.S. Cellular's increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2004. The decrease in inbound roaming revenue per minute was primarily due to the general downward trend in per minute prices for roaming negotiated between U.S. Cellular and other wireless operators. U.S. Cellular anticipates that average monthly retail service revenue per customer unit will not change significantly in the near future, while total monthly service revenue per customer is expected to decline slightly in the future, primarily due to the decline in inbound roaming revenues. However, this effect is anticipated to be more than offset by increases in U.S. Cellular's customer base; therefore, U.S. Cellular anticipates that total revenues will continue to grow for the next few years.

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

        Currently, U.S. Cellular's roaming agreements with other carriers only cover voice-related services; however, U.S. Cellular has begun entering into roaming agreements which will cover data-related services such as those offered through its easyedgesm suite of products and services, and anticipates expanding these roaming agreements to more carriers in the future. U.S. Cellular anticipates that entering into such agreements will provide additional flexibility for its customers and could enhance its inbound roaming revenue in the future.

        The following table summarizes certain information about U.S. Cellular's consolidated operations.

	Year Ended or At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	175	182	178	168	139
Total population of markets in service (000s) (2)	44,391	46,267	41,048	28,632	24,912
Customer Units:
at beginning of period (3)	4,409,000	4,103,000	3,461,000	3,061,000	2,602,000
acquired (divested) during period (4)	(91,000)	(141,000)	332,000	46,000	(24,000)
additions during period (3)	1,557,000	1,357,000	1,244,000	1,095,000	1,154,000
disconnects during period (3)	(930,000)	(910,000)	(934,000)	(741,000)	(671,000)
at end of period (3)	4,945,000	4,409,000	4,103,000	3,461,000	3,061,000
Market penetration at end of period (5)	11.14%	9.53%	10.00%	12.09%	12.29%
Consolidated revenues	$2,837,619	$2,582,783	$2,197,586	$1,894,830	$1,716,640
Depreciation expense	450,032	374,769	311,993	237,346	205,916
Amortization and accretion expense	47,910	57,564	39,161	63,312	59,782
Operating Income	177,762	118,983	281,166	317,212	292,313
Capital expenditures	655,120	632,526	730,645	503,334	305,417
Business segment assets	$5,181,868	$4,945,721	$4,768,888	$3,759,157	$3,446,852

(1)
Represents the number of licensed areas in which U.S. Cellular owned a controlling financial interest at the end of each respective period. The revenues and expenses of these licensed areas are included in U.S. Cellular's consolidated revenues and expenses for each period.

(2)
The decline in Total Population in 2004 reflects the divestitures of markets to AT&T Wireless and ALLTEL.

(3)
Represents the number of revenue-generating wireless telephones served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenue generated by such wireless telephones is included in consolidated revenues.

(4)
Represents the net number of revenue-generating wireless telephones added to or subtracted from U.S. Cellular's customer base during the period due to acquisitions and divestitures of wireless licenses.

(5)
Computed by dividing the number of customer units at the end of the period by the total population of consolidated markets in service as estimated by Claritas (1999-2003) for the years 2000-2004, respectively.

Products and Services

        Wireless Telephones and Installation.    U.S. Cellular offers a full range of wireless telephones for use by its customers, including both analog and digital handsets. U.S. Cellular's digital service offerings include additional features such as caller ID, short messaging services and data transmission, including camera features, downloading and wireless modem capabilities. A majority of new customers are selecting dual-mode or tri-mode wireless telephones, which can be used on analog and digital networks, to fully utilize these features. These types of wireless telephones and associated features appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming regardless of their travel patterns. U.S. Cellular emphasizes these types of wireless telephones in its marketing efforts.

        U.S. Cellular negotiates volume discounts with its wireless telephone suppliers. U.S. Cellular significantly increased its purchasing power in 2002 by implementing a distribution system that enables it to efficiently sell and distribute handsets to its agents, and has expanded its sales of handsets to agents throughout 2003 and 2004. U.S. Cellular discounts wireless telephones sold to new and current customers and provides upgraded handsets to current customers to meet competition, stimulate sales or retain customers by reducing the cost of becoming or remaining a wireless customer. In most instances, where permitted by law, customers are generally required to sign a new service contract or extend their current service contract with U.S. Cellular at the time the handset sale takes place. U.S. Cellular also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

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

        Wireless Services.    U.S. Cellular's customers are able to choose from a variety of packaged voice and data pricing plans which are designed to fit different usage patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular's brand positioning. U.S. Cellular generally offers local, regional and national consumer plans that can be tailored to a customer's needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes, enabling the customer to get more value for their money. Business rate plans are offered to companies to meet their unique needs. U.S. Cellular's national rate plan, SpanAmericasm, prices all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular is continually reviewing its prepaid TalkTracker® offering to streamline it and make it more compatible with the lifestyles of the customers who want to buy this product. U.S. Cellular also has a reseller customer who purchases blocks of minutes and resells them to its customers. U.S. Cellular includes all of these reseller phone lines, which numbered 467,000 at December 31, 2004, in its reported customer base.

        U.S. Cellular's customer bills typically show separate charges for custom usage features, airtime in excess of the packaged amount (such packages may include roaming and toll usage), roaming and toll calls and data usage. Custom usage features provided by U.S. Cellular include wide-area call delivery, call forwarding, voice mail, call waiting, three-way calling and no-answer transfer.

Regulation

        Regulatory Environment.    U.S. Cellular's operations are subject to FCC and state regulation. The wireless telephone licenses U.S. Cellular holds are granted by the FCC for the use of radio frequencies in the 800 megahertz band ("cellular" licenses), and in the 1900 megahertz band ("personal communications service" licenses), and are an important component of the overall value of U.S. Cellular's assets. The construction, operation and transfer of wireless systems in the United

States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 ("Communications Act"). In 1996, Congress enacted the Telecommunications Act of 1996 ("Telecommunications Act"), which amended the Communications Act. The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops. The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless telephone service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

        Licensing—Wireless Service.    For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (metropolitan statistical areas and rural service areas). In each market, the allocated cellular frequencies are divided into two equal blocks.

        Since January 1, 2002, an entity which controls one cellular system in a metropolitan statistical area has been able to control the competing cellular system in that metropolitan statistical area. The FCC determined that wireless competition in metropolitan statistical areas among cellular, personal communications service and certain specialized mobile radio carriers, such as Nextel, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on metropolitan statistical area cross-ownership.

        In September 2004, the FCC also repealed the rule which prohibited any entity which controlled a cellular system in a rural service area from owning an interest in another cellular system in the same rural service area. Acquisition of both cellular licenses in the same rural service area will now be evaluated on a case by case basis. That rule took effect on February 14, 2005.

        The FCC has also allocated a total of 140 megahertz for broadband personal communications service, 20 megahertz to unlicensed operations and 120 megahertz to licensed operations, originally consisting of two 30 megahertz blocks in each of 51 major trading areas and one 30 megahertz block and three 10 megahertz blocks in each of 493 basic trading areas. Certain of the 30 megahertz basic trading area frequency blocks were split into 10 and 15 megahertz segments when the original licensees, unable to pay their installment payments in full to the FCC, returned part of their assigned spectrum to the FCC and it was subsequently reauctioned. Subject to some conditions, the FCC also permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis, or both, to a third party.

        Prior to January 1, 2003, no entity was allowed to have a controlling interest in more than 55 megahertz of cellular, personal communications service, or "covered" specialized mobile radio spectrum in a given major trading area or basic trading area. Cellular systems have 25 megahertz of spectrum, and personal communications service systems typically may have 10, 15, or 30 megahertz of spectrum. As of January 1, 2003, this "spectrum cap" has been eliminated, and the FCC now determines whether acquisition of wireless licenses is in the public interest on a case-by-case basis under criteria which are being developed on a case-by-case basis.

        The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

        Licensing—Facilities.    The FCC must be notified each time an additional cell site is constructed which enlarges the service area of a given cellular market. The FCC's rules also generally require persons or entities holding wireless construction permits or licenses to coordinate their proposed frequency usage with neighboring wireless licensees in order to avoid electrical interference between adjacent systems. The coordination process has become more complex as neighboring systems have begun to employ differing digital technologies. The height and power of base stations in wireless systems are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In October, 2004, the FCC adopted a Nationwide Programmatic Agreement which exempts certain new towers from historic preservation review, but imposes additional notification and approval requirements on carriers with respect to state historic preservation officers and Indian tribes with an interest in the tower's location. In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration ("FAA") regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.

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

        Licensing—Commercial Mobile Radio Service.    Pursuant to 1993 amendments to the Communications Act, cellular and personal communications services are classified as commercial mobile radio service, in that they are services offered to the public, for a fee, and are interconnected to the public switched telephone network. The FCC has determined that it will forebear from requiring such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

        All commercial mobile radio service wireless licensees must satisfy specified coverage requirements. Cellular licensees were required, during the five years following the initial grant of the respective license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC. All 30 megahertz block personal communications service licensees must construct facilities that provide coverage to one-third of the population of the service area within five years of the initial license grants and to two-thirds of the population within ten years. All other licensees and certain 10 and 15 megahertz block licensees must construct facilities that provide coverage to one-fourth of the population of the licensed area or "make a showing of substantial service in their license area" within five years of the original license grants. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

        In a rulemaking proceeding concluded in July of 2004, the FCC amended its rules to add a substantial service option for 30 megahertz block personal communications service licensees alternative to the service specific construction benchmarks already available to these licensees. These rules, which took effect on February 14, 2005, will give carriers greater flexibility to provide service based on the needs of individual customers and their own unique business plans.

        Cellular and personal communications service licenses are granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided "substantial" performance, which is defined as "sound, favorable and substantially above a level of mediocre service just minimally justifying renewal," and (ii) complied with FCC rules, policies and the Communications Act. A majority of geographically licensed services, including personal communications services licensees are also afforded a similar renewal expectancy. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular's licenses which it applied to have renewed between 1994 and 2004 have been renewed.

        All of U.S. Cellular's approximately 1,100 FCC licenses for the microwave radio stations it used to link its cell sites with each other and with its mobile telephone switching offices were required to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses receive ten-year terms as well. Over the next few years, due to the licensing of new satellite services in the relevant frequency bands, it is likely that certain of U.S. Cellular's remaining microwave facilities will have to be shifted to other frequencies. It is anticipated that those changes will be made without affecting service to customers and that the cost of such changes will not be significant.

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

        Recent Events—Wireless Number Portability.    The FCC has adopted wireless number portability rules requiring wireless carriers to allow a customer to retain, subject to certain geographical limitations, their existing telephone number when switching from one telecommunications carrier to another. These rules have become effective for all U.S. Cellular markets on or before May 24, 2004. Now that wireless number portability has been implemented, FCC rules require that wireless providers and local exchange carriers, subject to certain exceptions, provide number portability in compliance with FCC performance criteria, upon request from another carrier.

        U.S. Cellular has been successful in facilitating number portability requests in a timely manner. The implementation of wireless number portability has not had a material effect on U.S. Cellular's results of operations to date. However, U.S. Cellular is unable to predict the impact that the implementation of number portability will have in the future. The implementation of wireless number portability may increase churn rates or customer retention costs for U.S. Cellular and other wireless companies, as the ability of customers to retain their wireless telephone numbers removes a significant barrier for customers who wish to change wireless carriers. However, to the extent U.S. Cellular loses customers, the effect may be offset to the extent it is able to obtain additional new customers who wish to change their service from other wireless carriers as a result of wireless number portability. The future volume of any porting requests, and the processing costs related thereto, may increase U.S. Cellular's operating costs in the future. Any of the above factors could have an adverse effect on U.S. Cellular's competitive position, costs of obtaining new subscribers, liquidity, financial position and results of operations.

        Recent Events—Number Pooling.    Cellular and broadband personal communications service providers also had to be capable, by November 2002, of receiving from the numbering authorities telephone numbers in blocks of 1,000, rather than 10,000, as has been the case previously. This action was intended to conserve telephone numbers and extend the life of the current numbering system.

        U.S. Cellular is now in compliance with the FCC's thousand block number pooling requirements and the FCC's current number portability requirements. Both requirements are complex and have required extensive capital investment. U.S. Cellular has completed the investments needed to meet these requirements as of December 31, 2004.

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

        In recent months, a controversy has arisen over the attempt by certain rural wireless carriers to impose state "wireless termination tariffs" in the absence of interconnection agreements. The legality of such tariffs is an issue before the FCC, and any changes are anticipated to be applied prospectively.

        Recent Events—Outage Reporting.    The FCC has adopted rules, which took effect in January 2005, which require wireless carriers to report system "outages" affecting more than 30,000 customers for more than 30 minutes. Previously wireless carriers had not been subject to such requirements. U.S. Cellular is in compliance with the new requirements.

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

        Only narrow powers over wireless carriers are left to state and local authorities. Each state retains the power to impose competitively neutral requirements that are consistent with the Telecommunications Act's universal service provisions and necessary for universal services, public safety and welfare, continued service quality and consumer rights. While a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

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

        Since February 2003, such payments have been based on estimates of future revenues. Previously, these payments were based on historical revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances if they provide specified services in "high cost" areas. U.S. Cellular has sought designation as an "eligible telecommunications carrier" qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, and Wisconsin and has received payments for services provided to high cost areas within those states. Recently U.S. Cellular was also designated an eligible telecommunications carrier in Oregon and Oklahoma.

        Communications Assistance to Law Enforcement Act.    Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. U.S. Cellular is now substantially in compliance with the requirements of such act. However, issues exist as to the applicability of such act to transmissions of "packet data" and other "information services." U.S. Cellular will attempt to comply with the act's "information service" requirements as they are clarified and become applicable. In August 2004, the FCC released a Notice of Proposed Rulemaking which proposed new requirements with respect to "packet data" under this statute. It is expected that the FCC will adopt new regulations in 2005.

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

        The FCC adopted an order in January 2003, pursuant to which the mobile satellite service will permit its licensees to offer terrestrial wireless service in competition with commercial mobile radio service carriers, provided the mobile satellite service licensees also offer satellite telephone service, which will involve building their proposed satellite networks. Assuming the mobile satellite service licensees do build their satellite networks and thus obtain "ancillary terrestrial authority," the increased competition could be unfavorable to existing commercial mobile radio service carriers. In November of 2004 the FCC granted, for the first time, authority for a Mobile Satellite System licensee to operate Ancillary Terrestrial Component facilities providing voice and data communication for users. This grant is significant because it confers nationwide blanket authority for the deployment of a new competitive terrestrial advanced wireless network. The timetable for its deployment is not yet known.

        In January 2000, the FCC took an action which may have an impact on both cellular and personal communications service licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 megahertz band, a portion of which was auctioned in 2002. The majority of the spectrum in these bands is being auctioned in large regional service areas, although there is a portion available which covers individual metropolitan statistical area and rural service area markets. The FCC has conducted two auctions for the metropolitan statistical area and rural service area licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively. Additional auctions to license the 688-792 megahertz spectrum could commence as early as late 2006.

        The FCC adopted service rules in October 2003 to provide for use of 90 megahertz of spectrum, 1710-1755 and 2110-2155 megahertz, for Advanced Wireless Services. This spectrum is intended to enable high-speed data services as well as full-motion video and other services. This spectrum could be auctioned starting late in the second quarter of 2006. The FCC also designated 30 megahertz of spectrum in the 1910-1920, 1990-2000, 2020-2025, and 2175-2180 megahertz bands for Advanced Wireless Services. The 1910-1915 and 1990-1995 megahertz bands, commonly referred to as the "G Block" will be licensed to Nextel on a nationwide basis in exchange for relinquishing spectrum holdings in other bands. The balance of this spectrum (commonly known as the "H" and "J" blocks) could be auctioned as early as the fourth quarter of 2005, subject to the resolution of industry concerns about interference with existing services in the PCS band.

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

        The FCC adopted in May 2003 new spectrum leasing policies which permit licensees of cellular, personal communications service, and specialized mobile radio spectrum, among other bands, to lease to third parties any amount of spectrum in any geographic area encompassed by their licenses, and for any period of time not extending beyond the current term of the license. The FCC has also adopted streamlined processing rules for applications for assignment and transfer of control of telecommunications carrier licenses. These new rules and policies were expanded and clarified by the FCC in July of 2004 to permit spectrum leasing in additional wireless services, to streamline processing of spectrum leasing applications as well as traditional license transfers and assignments and to establish new categories of spectrum leasing arrangements.

        The FCC also adopted in June 2004 new service rules for multipoint distribution service, microwave multipoint distribution service and instructional television fixed service spectrum in the 2150-2162 megahertz and 2495-2690 megahertz bands which will foster uses of this spectrum for advanced wireless services, including commercial mobile services. This spectrum could create opportunities for new or expanded competition with existing commercial mobile radio service operators.

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

        Radio Frequency Emissions.    The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and handsets used in connection with commercial mobile radio service. These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit. The U.S. Supreme Court declined to review the Second Circuit's ruling. U.S. Cellular's network facilities and the handsets it sells to customers comply with these standards.

        On December 7, 2004, the United States Court of Appeals for the District of Columbia upheld in EMR Network v. FCC, the FCC's current requirements regarding radio frequency emissions and held that the FCC was not obliged to commence inquiry into the non-thermal effects of radio frequency emissions. The court also evaluated the studies relied upon by the plaintiffs and concluded they were insufficient. The FCC is however considering changes in its rules regarding human exposure to radio frequency magnetic fields in a separate proceeding.

        Media reports have suggested that radio frequency emissions from handsets, wireless data devices and cell sites may raise various health concerns, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Although some studies have suggested that radio frequency emissions may cause certain biological effects, most of the expert reviews conducted to date have concluded that the evidence does not support a finding of adverse health effects but that further research is appropriate. Research and studies are ongoing. These concerns over radio frequency emissions may discourage the use of handsets and wireless data devices and may result in significant restrictions on the location and operation of cell sites, all of which could have a material adverse effect on U.S. Cellular's results of operations. Several class action and single-plaintiff lawsuits have been filed against several other wireless service operators and several wireless phone manufacturers, asserting product liability, breach of warranty and other claims relating to radio frequency transmissions to and from handsets and wireless data devices. The lawsuits seek substantial monetary damages as well as injunctive relief. One important case in which the plaintiff alleged that his brain tumor had been caused by his wireless telephone use, Newman v. Verizon et al, was dismissed in the U.S. District Court in Maryland in October 2002. The U.S. Court of Appeals for the Fourth Circuit affirmed the dismissal in October 2003. In addition, several other cases are pending or on appeal or have been dismissed and may be appealed. There can be no assurance that the outcome of these or other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular. Currently, U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance would be sufficient, will continue to be available or will not be cost-prohibitive in the future.

Competition

        U.S. Cellular competes directly with several wireless communication service providers, including enhanced specialized mobile radio service providers, in each of its markets. In general, there are between five and seven competitors in each wireless market. U.S. Cellular generally competes against each of the near-nationwide wireless companies: Verizon Wireless, Sprint (and affiliates) ("Sprint"), Cingular (which recently acquired AT&T Wireless), T-Mobile USA Inc. and Nextel Communications ("Nextel"). However, not all of these competitors operate in each market where U.S. Cellular does business. These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular. In addition, Sprint recently proposed to acquire Nextel which would likely increase this competitor's access to such resources.

        The use of national advertising and promotional programs by the near-national wireless operators may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide service in a particular market. U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network. If U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular will incur roaming charges for calls made in portions of the calling area which are not part of its network.

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

        In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, Western Wireless Corporation and Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. ALLTEL has recently agreed to acquire Western Wireless Corporation, which would likely increase this competitor's access to financial, technical, marketing, sales, purchasing and distribution resources, although the two companies do not generally have overlapping service territories.

        Since U.S. Cellular's competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

        The FCC's rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public. Certain of these resellers (also referred to as mobile virtual network operators), such as Virgin Mobile, Boost Wireless and Qwest Corporation, have grown substantial customer bases through the leveraging of existing brand names and have proven to be competitive with U.S. Cellular in certain of its operating markets. Others, such as Disney Corporation's ESPN brand, plan to use their brand recognition and access to content to compete in the wireless arena in the future.

        In recent years, enhanced specialized mobile radio providers have initiated that type of service and also offer conventional wireless service in substantially all of U.S. Cellular's markets. Although less directly a substitute for other wireless services, wireless data services and paging services may be adequate for those who do not need full two-way voice service. Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

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

TDS Telecom Operations

Overview

        TDS's wireline telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a wholly owned subsidiary of TDS. TDS Telecom's corporate headquarters are located in Madison, Wisconsin. TDS Telecom is a holding company which, through its affiliates, provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service, and Internet access, to rural and suburban communities. TDS Telecom has 111 telephone company subsidiaries that are incumbent local exchange carriers. An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom served approximately 730,400 equivalent access lines in 28 states through its incumbent local exchange carrier subsidiaries at December 31, 2004. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines. TDS Telecom also provides telecommunications services as a competitive local exchange carrier through its subsidiary, TDS Metrocom.

        The table below sets forth, as of December 31, 2004, the ten largest states of TDS Telecom's operations based on the number of equivalent access lines and the total number of equivalent access lines operated by all of the telephone subsidiaries of TDS Telecom.

State	Number of Equivalent Access Lines at December 31, 2004	% of Total
Wisconsin	380,034	32.8%
Minnesota	121,640	10.5%
Michigan	119,695	10.3%
Tennessee	112,518	9.7%
Georgia	56,933	4.9%
New Hampshire	39,464	3.4%
Indiana	35,447	3.1%
Illinois	29,159	2.6%
Maine	28,972	2.5%
Alabama	28,598	2.5%

Total for 10 Largest States	952,460	82.3%
Other States	204,740	17.7%

Total	1,157,200	100.0%

        Each TDS Telecom incumbent local exchange carrier provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long distance or toll service is provided through connections with long distance carriers which purchase network access from the TDS Telecom incumbent local exchange carriers and by TDS Telecom's own long distance unit, set up in 2000 to resell long distance service in its incumbent local exchange carrier markets. The long distance unit served 295,000 long distance customers at December 31, 2004, and 230,500 at December 31, 2003. Beginning January 1, 2004, long distance customers reflect those lines that have chosen TDS Telecom as their primary interexchange carrier. Prior to that, a count of customers was used.

        In 1998, TDS Telecom affiliates began providing telecommunications services as a competitive local exchange carrier in the greater Madison and Appleton areas of Wisconsin under the TDS Metrocom brand name and in Minnesota markets including Minneapolis/St. Paul under the USLink brand name. Competitive local exchange carrier is a term that depicts companies that enter the operating areas of incumbent local exchange carriers to offer local exchange and other telephone services. In 2001, TDS Metrocom began providing service in Lake County, Illinois and southern Michigan. In 2004, TDS Telecom began using the brand name TDS Metrocom for services provided in Minnesota and North Dakota. TDS Telecom served approximately 426,800 equivalent access lines through its competitive local exchange carrier subsidiary at December 31, 2004, an increase from 364,800 at December 31, 2003.

        Future growth in telephone operations is expected to be derived from providing service to new or presently underserved customers, expanding service in the areas currently served by TDS Telecom, upgrading existing customers to higher grades of service and increasing penetration of services. Additionally, growth may be derived from new services made possible by advances in technology, and the acquisition or development of additional incumbent local exchange carrier and competitive local exchange carrier operations.

        TDS Telecom is committed to offering its customers a full complement of wired telecommunications services and bundles those services in customer friendly packages to provide a single source for its customers' telecommunication needs. TDS Telecom intends to provide its customers with expanded communications products and services covering their local, long distance, Internet and data needs.

        The following table summarizes certain information regarding TDS Telecom's incumbent local exchange carrier ("ILEC") and competitive local exchange carrier ("CLEC") telephone and Internet operations:

	Year Ended or At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
ILEC Equivalent Access Lines (1)	730,400	722,200	711,200	678,300	619,600
% Residential	78.3%	78.1%	74.9%	74.8%	75.8%
% Business (nonresidential)	21.7%	21.9%	25.1%	25.2%	24.2%
CLEC Equivalent Access Lines (1)	426,800	364,800	291,400	192,100	112,100
Dial-up Internet Customers:
ILEC	101,300	112,900	117,600	117,500	72,100
CLEC	18,200	22,200	24,700	13,700	11,200
Digital Subscriber Line Customers:
ILEC	41,900	23,600	9,100	2,200	22
CLEC	29,000	20,100	11,800	6,800	2,300
ILEC Long Distance Customers (2)	295,000	230,500	197,500	125,300	40,500
Consolidated:
Total revenues	$882,770	$862,433	$800,888	$693,712	$610,216
Depreciation and amortization expense	170,014	163,399	159,291	149,361	133,445
Operating income	42,989	148,905	105,189	118,943	127,753
Construction expenditures	138,247	139,218	168,405	196,816	150,602
Business segment assets	$1,931,323	$2,043,840	$2,105,108	$1,741,324	$1,365,803
ILEC:
Total revenues	$658,522	$652,782	$626,787	$576,817	$528,981
Depreciation and amortization expense	131,665	130,036	130,232	131,787	124,389
Operating income	187,082	174,882	167,914	161,916	142,708
Construction expenditures	103,069	111,924	116,486	99,866	93,401
Business segment assets	$1,777,139	$1,808,511	$1,858,923	$1,527,758	$1,245,260
CLEC:
Total revenues	$228,692	$213,501	$176,602	$118,812	$84,720
Depreciation and amortization expense	38,349	33,363	29,059	17,574	9,056
Operating (loss)	(144,093)	(25,977)	(62,725)	(42,973)	(14,955)
Construction expenditures	35,178	27,294	51,919	96,950	57,201
Business segment assets	154,184	235,329	246,185	213,566	120,543
Intra-company Revenue Elimination	$(4,444)	$(3,850)	$(2,501)	$(1,917)	$(3,485)

(1)
An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office. Access line equivalents are derived by converting high capacity data lines to the estimated capacity of one switched access line.

(2)
Beginning January 1, 2004, long distance customers reflect those lines that have chosen TDS Telecom as their primary interexchange carrier. Prior to that, a count of customers was used.

Business Strategy

        TDS Telecom has produced revenue growth in its incumbent local exchange carrier markets by providing its customers with state-of-the-art telecommunications solutions, maintaining a high quality of on-going service and selectively acquiring local telephone companies. Management believes that TDS Telecom has a number of advantages as an incumbent local exchange carrier, including a modern network substantially upgraded to provide a variety of advanced calling services, a strong local presence and an established brand name. However, the competitive environment in the telecommunications industry has changed significantly as a result of technological advances, changing customer requirements and regulatory activities. In response to this challenging competitive environment, TDS Telecom's business plan is designed for a full-service telecommunications company, including competitive local exchange carrier operations, by leveraging TDS Telecom's strength as an incumbent local exchange carrier. The business plan provides for TDS Telecom to meet these challenges in several areas:

  •
  Growing and protecting TDS Telecom's core incumbent local exchange carrier business while leveraging its strengths as a competitive local exchange carrier;

  •
  Championing TDS Telecom's position to secure favorable regulatory treatment and preservation of its revenue streams;

  •
  Developing, deploying, and marketing high-growth new services with an emphasis on data;

  •
  Developing clusters of operations which expand its geographic footprint in areas where it can best leverage existing assets; and

  •
  Creating efficiencies by optimizing cross-functional processes that have the potential for productivity improvement.

        Both incumbent local exchange carriers and competitive local exchange carriers are faced with significant challenges, including the industry decline in use of second lines by customers, growing competition from wireless and other wireline providers, changes in regulation, new technologies such as Voice Over Internet Protocol, and the uncertainty in the economy. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

Incumbent Local Exchange Carrier Segment

        TDS Telecom's goal is to be a leading integrated wired communications provider in its incumbent local exchange carrier markets. As of December 31, 2003, TDS Telecom was the sixth largest non-Bell local exchange telephone company in the United States based upon a survey by United States Telecommunications Association. This ranking was based on the number of telephone access lines served. Virtually all of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers. These services include call forwarding, conference calling, caller identification (with and without name identification), selective call ringing and call waiting.

        As operating companies of one of the major independent local exchange holding companies in the United States, TDS Telecom's incumbent local exchange carriers provide both local telephone service and access to the long distance network for customers in their respective service areas. The incumbent local exchange carriers also provide directory advertising through a contract with another company, and billing and collection services to interexchange carriers. Interexchange carriers are telephone companies that are allowed to provide long distance telephone service between local exchange areas. TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

Core Incumbent Local Exchange Carrier Business Objectives

        TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. Management believes that this strategy encompasses many components including the customers within the market, market strategy, federal support revenues, acquisition plans, competitors, and construction and development. These facets of the business are all impacted by regulations imposed by the FCC and state regulatory authorities, as discussed below. Each component identified is discussed in detail below.

Retail and Wholesale Markets

        TDS Telecom's incumbent local exchange carrier retail presence includes 109 sales and service offices in 28 states. These offices serve both residential and business customers. Approximately 78% of TDS Telecom's equivalent access lines serve residential customers and approximately 22% serve business customers. Retail market customers are composed primarily of residential customers and businesses, government and institutional telecommunications users.

        The retail market customer base is a mix of rural and suburban customers, with significant concentrations in the Upper Midwest and in the Southeast. Approximately 72% of TDS Telecom's residential customers live in rural areas, while the other 28% are located in suburban settings. TDS Telecom's promotional and sales strategy for the retail customer consists of two major initiatives: building brand equity by creating awareness of the TDS Telecom brand name and using direct marketing to sell specific products and product groupings. The nature of TDS Telecom's markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. It has been more selective, though still active, in the use of telemarketing as a means of generating awareness, qualified leads, and actual sales. Newspaper advertising is used as well. TDS Telecom also continues to explore new ways of marketing to its customers in anticipation of changing rules and changing customer media habits. Uniform branding has made the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its media mix.

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

        In nearly all of its markets, TDS Telecom offers the complete family of custom calling services, including call waiting, call forwarding, three-way calling, and speed dialing. TDS Telecom's advanced calling services family of products is centered around Caller ID service. In 2004 and 2003, the advanced calling services family of services was available to 99% of the lines in service, and penetration of Caller ID increased to 36% from 33% of lines equipped.

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

        The wholesale market focus is on access revenues. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long distance traffic on their networks. Access services, billing and collection services and other primarily traditional wholesale offerings generated $339 million, or approximately 52% of TDS Telecom's incumbent local exchange carrier revenue for the year ended December 31, 2004, compared to

$342 million or approximately 52% in 2003. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return, as defined in Incumbent Local Exchange Carrier Regulation.

        The FCC's re-examination of all currently regulated forms of access is ongoing. The FCC is currently considering whether and how to reform the charges between carriers for use of each other's networks. One proposal under consideration is to replace the current system of interexchange carriers paying local carriers for access with a system referred to as "bill and keep," which would eliminate access charge payments by interexchange carriers and require the local carrier to recover its costs for providing access either from its customers or from a government fund. The FCC is also considering whether to regulate companies that provide Voice Over Internet Protocol as telecommunications service providers and therefore subject that service to access charges for Voice Over Internet traffic. If the FCC adopts changes in access charge regulations that reduce the revenues from interstate access charges, these changes could have a material adverse impact on TDS Telecom. TDS Telecom may attempt to replace lost access revenues through charges to customers or through universal service support payments.

        Where applicable and subject to state regulatory approval, TDS Telecom's incumbent local exchange subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, formerly sources of substantial revenues to TDS Telecom's incumbent local exchange companies, were replaced with access charge based arrangements designed to generate revenue flows similar to those previously realized in the pooling process. Numerous states where TDS Telecom operates are considering ways to lower intrastate access rates, which may result in lost access revenues. To the extent that state ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates, drawing from a state high cost fund or charging a state subscriber line charge to offset access charge reductions.

        Given the above-mentioned uncertainties for both interstate and intrastate access revenues, there can be no assurance that TDS Telecom will be able to obtain favorable adjustments in other rates to replace lost revenues. If TDS Telecom is unable to replace lost access charge revenues with increased revenues in other areas, this could have a material adverse effect on its financial condition, results of operations and cash flows.

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

  •
  Building brand equity in the TDS Telecom brand name; and

  •
  Creating value added packages and bundles.

        Customer Service.    TDS Telecom distinguishes itself by the way customer service is offered to its retail customers. TDS Telecom operates independent local exchange carriers in 28 states with a local sales and service office in the majority of its markets. This combination provides TDS Telecom's retail customers with product offers generally associated with large companies. It also provides the high levels of personal customer service generally associated with small companies. TDS Telecom's professional service representatives and field representatives both live and work in the communities served. TDS Telecom believes that its strength in two key areas—product/price and customer service—provides a fundamental competitive advantage for TDS Telecom.

        Brand Equity.    TDS Telecom continued to build on the branding process by increasing its Internet web presence. TDS Telecom's web site offers product and service information, company information, product/service ordering capability, e-service options, and account management. TDS

Telecom continues to leverage its sales and marketing messages through cost-effective public relations activities and messages. For example, TDS Telecom is in partnership with collegiate athletics at the University of Wisconsin-Madison and University of Minnesota for advertising and signage in the sports arenas and other very visible spots, which will increase awareness of the company brand with customers and potential customers. Management of TDS Telecom believes that branding will increase the loyalty of its customers and reduce expenses through more cost-effective marketing.

        Value Added Product Bundles and Packages.    Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of wired telecommunications services and bundling those services in customer friendly packages, it can build customer loyalty and reduce customer churn. TDS Telecom continued its enhancement of its product offerings started in 2003, with the launch of several residential and business product/service bundles. These bundles include basic telephone services, Internet services and long distance services. TDS Telecom also continued expansion of its digital subscriber line markets. TDS Telecom continued to expand its presence in the data market with virtual private networks and Internet co-location products. A virtual private network provides connectivity between two points using the public Internet as the transport mechanism. Co-location provides customer web server hosting at a TDS facility, providing rack space, Internet bandwidth, and environmental facilities. TDS Telecom continued to grow its long distance venture and believes it is now the number one long distance provider in its franchise territory based on comparisons of the aggregate number of long distance customers it serves with the number of long distance customers disclosed by other companies in their publicly released information.

Incumbent Local Exchange Carrier Markets Technology

        In 2004, TDS Telecom continued its program of enhancing and expanding its service-providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as:

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

  •
  Digital subscriber lines, which use a technology that provides a high-speed data access channel between the customer's personal computer and the equipment located at the central office. This technology is supported on ordinary copper telephone lines using a digital modem at the customer premise and a similar modem located at the central office or digital serving area; and

  •
  Fiber to the premises, which use passive optic network technology to significantly increase the bandwidth to each household or business. In 2004, TDS Telecom installed fiber to the home lines in three new subdivisions to pilot the potential for this emerging technology.

        During 2004, TDS Telecom continued to launch digital subscriber line service in its markets, bringing total markets served to 81. While digital subscriber line technology has distance limitations and not all subscribers will have access to high-speed Internet services, current generation technology allows for deployment of high-speed Internet service in digital serving areas with suitably equipped line concentrators.

        As TDS Telecom continues to upgrade and expand its network, it is also standardizing equipment and processes to increase efficiency and utilizes centralized monitoring and management of its network to reduce costs and improve service reliability. This network standardization has assisted TDS Telecom in operating its 24-hours-a-day/7-days-per-week Network Management Center. The Network Management Center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

        TDS Telecom's expected incumbent local exchange carrier capital spending in 2005 is $120 million to $130 million, compared to actual capital expenditures of $103.1 million in 2004 and $111.9 million in 2003. Financing for the 2005 capital additions will be provided primarily by cash flows from operations.

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

        Substantially all of TDS Telecom's telephone plant was pledged under, or was otherwise subject to, mortgages securing obligations of the incumbent local exchange carriers to the RUS, RTB and FFB as of December 31, 2004. The amount of dividends on common stock that may be paid by the operating telephone companies is limited by certain financial requirements set forth in the mortgages. In any calendar year, companies with greater than 40% net worth to total assets can distribute the entire amount above 40%. The majority of TDS Telecom's telephone subsidiaries exceed this percentage. Approximately $985.5 million may be paid as dividends from the operating subsidiaries to TDS Telecom as of December 31, 2004.

        In January 2005, the TDS Board of Directors authorized a committee of the TDS Board of Directors to approve the repayment of some or all of TDS Telecom's notes issued under certain loan agreements with the Rural Utilities Service, Rural Electrification Administration, Rural Telephone Bank, Federal Financing Bank, Rural Telephone Finance Cooperative, and/or other federal government or government-sponsored entities. As of March 1, 2005, the committee has taken no action to cause TDS Telecom loans to be repaid.

Incumbent Local Exchange Carrier Markets Competition

        The Telecommunications Act of 1996 initiated a process of transformation in the telecommunications industry. Public policy has for some time embraced the dual objectives of universal service and competition for long distance services and, to a more limited extent, permitted some local service competition, for example, from wireless providers. The Telecommunications Act of 1996, however, established local competition as a national telecommunications policy. The Telecommunications Act of 1996 requires non-exempt incumbent local exchange carriers to provide "reasonable and non-discriminatory" interconnection services and access to unbundled network elements to any competitive local exchange carrier that seeks to enter the incumbent local exchange carrier's market. The Telecommunications Act of 1996 also allows competitive local exchange carriers to collocate network equipment in incumbent local exchange carrier central offices and prevents incumbent local exchange carriers and competitive local exchange carriers from unduly restricting each other from the use of facilities or information that enable competition. The FCC has adopted rules implementing the Telecommunications Act of 1996 and establishing the price that incumbent carriers are able to charge for interconnection and providing elements of the network, and those rules and pricing policies have been upheld by the United States Supreme Court. However, because all of the TDS Telecom incumbent local exchange carriers are rural telephone companies, they currently remain exempt from the most burdensome market opening requirements (except for Mid-Plains Telephone, LLC in Wisconsin, which no longer is subject to the general rural exemption). See the Incumbent Local Exchange Carrier Regulation section below for a discussion on rural exemptions. The exemption rules, coupled with the challenging economics of competing in lower population density markets and the high service quality TDS Telecom provides, have delayed wireline competitive local exchange carriers' competitive entry into most of TDS Telecom's incumbent local exchange markets. Also, on December 15, 2004, the FCC adopted an Order promulgating new unbundling rules to replace earlier rules vacated by the U.S. Court of Appeals for the D.C. Circuit. These new rules relaxed some, but not all, of the unbundling requirements previously imposed upon incumbent local exchange carriers, thus making it more challenging generally for competing carriers to offer service without constructing their own facilities. TDS Telecom has experienced some reductions in the rate of physical access line growth, due in part to the economy and in part to competitors such as cable providers which offer high-speed

Internet service via cable modems, wireless carriers which offer nationwide calling plans, and Voice Over Internet Protocol providers. TDS Telecom continues to actively deploy its own high-speed Internet product offering (digital subscriber line service) in its markets to meet its customers' broadband needs.

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

Incumbent Local Exchange Carrier Regulation

        TDS Telecom subsidiaries are primarily incumbent local exchange carriers, the traditional regulated local telephone companies in their communities. TDS Telecom's incumbent local exchange subsidiaries are regulated by federal and state regulatory agencies, and TDS Telecom seeks to maintain positive relationships with these regulators. Rates, including local rates, intrastate toll rates and intrastate access charges, are subject to state commission approval in most states. The regulators also establish and oversee implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, universal service obligations, promotion of competition, and the deployment of advanced services. The regulators enforce these provisions with orders and sometimes financial penalties. TDS Telecom will continue to pursue desired changes in rate structures and regulation to attempt to maintain affordable rates and reasonable earnings.

        TDS Telecom has also elected alternative forms of regulation for its subsidiaries in several states and will continue to evaluate whether to pursue alternative regulation for the remaining subsidiaries. For those subsidiaries where alternative regulation is elected, TDS Telecom will need to ensure compliance within the constraints imposed, while taking advantage of the opportunities afforded under alternative regulation. While subsidiaries in those states under alternative regulation will not face as much regulatory scrutiny of their earnings, the subsidiaries in the remaining states will continue to file rate cases and face earnings reviews by the state regulatory commissions. Over the next several years, TDS Telecom will continue to manage these planned traditional rate cases, as well as respond to commission initiated earnings reviews. Furthermore, other regulatory issues will need to be addressed, such as responding to the financial impacts of universal service and access charge reform, local number portability, regulation of new competitors (e.g. Voice Over Internet Protocol providers) and changes to industry settlements.

        For the TDS Telecom incumbent local exchange companies, state regulators must generally approve rate adjustments, service areas, service standards and accounting methods, and are authorized to limit the return on capital based upon allowable levels. In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval. States traditionally designated a single incumbent local exchange carrier as the universal service provider in a local market and then regulated the entry of additional competing providers into the same local market. The Telecommunications Act of 1996, however, has largely pre-empted state authority over market entry. While a state may not impose requirements that effectively function as barriers to entry, and the FCC must pre-empt challenged state requirements if they impose such barriers to entry, a state still retains authority to regulate competitive practices in rural telephone company service areas.

        Most of the TDS Telecom incumbent local exchange companies participate in both the National Exchange Carrier Association interstate common line and traffic sensitive access charge tariffs. TDS Telecom's incumbent local exchange carriers also participate in the access revenue pools administered by the FCC-supervised National Exchange Carrier Association, which collects and distributes the revenues from interstate access charges. The FCC retains minimal regulatory oversight over interstate toll rates and other issues relating to interstate telephone service, but continues to regulate the interstate access system.

        On November 8, 2001, the FCC issued an order that changed interstate access rates for rate-of-return regulated incumbent local exchange carriers including the TDS Telecom incumbent local exchange carriers. The changes reduced per minute access charges paid by long distance carriers and raised business and residential subscriber line charges. To implement one of the provisions in the Telecommunications Act through this order, the FCC removed "implicit support" from the access charge system, implemented a new universal service fund and preserved the current 11.25% interstate rate of return. The FCC is now examining incentive-type regulation for rate of return carriers, but the prospect for action is uncertain.

        As noted previously, the FCC's re-examination of all currently regulated forms of intercarrier compensation is ongoing. Additional questions have arisen about what compensation wireless carriers and Voice Over Internet Protocol providers should pay for the long distance traffic that incumbent local exchange carriers terminate for such wireless carriers' and Voice Over Internet Protocol providers' customers. More broadly, the FCC is currently considering how and whether to change the system of compensating carriers for use of each other's networks. One proposal under consideration is to replace the current system of interexchange carriers paying local carriers for access with a system referred to as "bill and keep", which would eliminate access charge payments by interexchange carriers and require the local company to recover its costs for providing access from its customers or, for rural and high-cost carriers, from a government fund. The FCC is also considering whether to regulate Voice Over Internet Protocol providers as telecommunications service providers and therefore make them subject to access charges for Voice Over Internet Protocol traffic that terminates on the public switch network. TDS Telecom believes that its incumbent local exchange carriers need to be adequately compensated for the use of their networks.

        The FCC and the telecommunications industry spent much of the past year discussing intercarrier compensation issues, and action is possible but not certain in 2005. The TDS Telecom incumbent local exchange carriers rely on access revenues as an important source of revenues. Unless these revenues can be recovered through a new government funding mechanism, or be reflected in higher rates to the local end user, or other methods of cost recovery can be created, the loss of revenues could be significant. TDS Telecom will continue to advocate continuation of access charges or sufficient substitutes for the lost revenues before the FCC and also with appropriate state regulatory authorities. However, there can be no assurance that access charges will be continued or that sufficient substitutes for the lost revenues will be provided. If access charges are reduced without sufficient substitutes for the lost revenues, this could have a material adverse effect on TDS Telecom's financial condition, results of operations and cash flows.

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

        During 2004, the FCC continued reviewing the universal service fund and applicable rules to assess the sustainability of the fund and is examining the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the eligibility and portability of payments. Despite interim adjustments to make the funding more sustainable, the FCC has indicated that additional changes are necessary to stabilize the fund. Total federal funding has doubled since 1998, and some FCC members and members of Congress have expressed concerns that it will soon reach politically unacceptable levels. The FCC is also considering whether companies that provide broadband access to the Internet should be required to contribute to universal service funding (currently such broadband services are exempt) and the methodology of determining the assessment of a universal service fee. The FCC also requested the Federal-State Joint Board, a body made up of FCC Commissioners and state regulatory officials, to evaluate the high-cost universal service support mechanisms for rural carriers, and to assess the definition of a rural company, consolidation of study areas within a state, restricting support to a primary line, and the adoption of a forward looking cost mechanism. Changes in the universal service fund that reduce the size of the fund and payments to TDS Telecom could have a material adverse impact on the company's financial position, results of operations, and cash flows.

        All forms of federal support available to incumbent local exchange carriers are now "portable" to any local competitor that qualifies for support as an eligible telecommunications carrier. A number of wireless carriers have been classified as eligible telecommunications carriers. Portable per-line support is currently based on the incumbent's per line support and that could make it more attractive for wireless carriers and other companies to enter rural or suburban markets as a competitor in high-cost TDS Telecom incumbent local exchange service areas. The FCC is currently considering whether a national standard should be developed for eligible telecommunications carrier qualification, and if second lines should be supported by the universal service fund. A more stringent standard for meeting the eligible telecommunications carrier designation, possibly closer to local exchange carrier of last resort responsibilities, as well as specific public interest standards for determining the authorization of multiple eligible telecommunications carriers in rural areas could slow the growth of the fund and make it more sustainable for incumbent local exchange carriers. However, action on this item is uncertain.

        The Telecommunications Act of 1996 requires all telecommunications carriers to interconnect with other carriers. Incumbent local exchange carriers and competitive local exchange carriers are required to permit resale, to provide number portability, dialing parity, access to rights-of-way and to pay reciprocal compensation. Unless exempted or granted a suspension or modification from these requirements, incumbent local exchange carriers must also negotiate interconnection terms in good faith, not discriminate, unbundle elements of their network and service components, offer their retail services at wholesale rates to their competitors, and allow other carriers to place equipment necessary for interconnection or access on their premises. The FCC also requires incumbent local exchange carriers' rates for interconnection and network components to be based on "total element long-run incremental costs." The rules adopted by the FCC to implement the Telecommunications Act governing interconnection obligations, unbundling requirements, resale requirements, and rates have been challenged by various parties in numerous courts and have been largely upheld on appeal, including two cases before the United States Supreme Court. In 2003, the FCC adopted additional rules governing the obligations of incumbent local exchange carriers to unbundle network elements and make them available on a platform basis to competitors. Significant portions of this decision were vacated by the U.S. Court of Appeals for the D.C. Circuit in March 2004, and the FCC issued interim unbundling rules to comply with the Court's decision. On December 15, 2004, the FCC adopted an Order promulgating new unbundling rules to replace earlier rules vacated by the U.S. Court of Appeals for the D.C. Circuit. These new rules relaxed some, but not all, of the unbundling requirements previously imposed upon incumbent local exchange carriers, thus making it more challenging generally for competing carriers to offer service without constructing their own facilities.

        Because all TDS Telecom incumbent local exchange carriers are classified as "rural telephone companies", the Telecommunications Act generally exempts them (except for Mid-Plains, which lost its rural exemption) from the obligations outlined above until they receive a bona fide request for interconnection and the relevant state commission has determined that the rural exemption should be lifted. To date, the interconnection requests received by TDS Telecom incumbent local exchange carriers have recognized their status as "rural telephone companies", and have been limited in scope. In the state of Tennessee, TDS Telecom has negotiated interconnection agreements with five competitive local exchange carriers in four markets for the purpose of network interconnection, transport and termination of local calling area traffic, and local number portability. In the state of Georgia, TDS Telecom has received and negotiated an interconnection request from a competitive local exchange carrier in two markets for the purpose of transport and termination of local calling area traffic, and local number portability. TDS Telecom has received two interconnection requests in the state of Florida, which are still being reviewed with the requesting carriers to ensure their requests are consistent with the facilities they need to provide service. TDS Telecom has also received interconnection requests in several states from a cable company, which represents a significant change in the competitive landscape that may pose a serious competitive challenge to TDS Telecom's operations.

        The FCC and various provisions of federal law require carriers to comply with numerous regulatory requirements; compliance with these requirements may be costly and noncompliance may lead to financial penalties. These requirements include providing means for the Federal Bureau of Investigation ("FBI") and other federal and state law enforcement officers to monitor and intercept telephone lines and otherwise assist in investigations, letting subscribers change to competitors' services without changing their telephone numbers, taking actions to preserve the available pool of telephone numbers, making telecommunications accessible for those with disabilities, monitoring and reporting network outages, and other requirements.

        The FCC has mandated that all local exchange carriers throughout the country be capable of facilitating wireless number portability. The wireless number portability requirement is triggered by the local exchange carrier's receipt of a request from a wireless carrier providing service in the local exchange carrier's service area asking that the local exchange carrier implement number portability in a particular switch. Depending on the technical changes that are required in the switch, the local exchange carrier may take up to six months from the date of the request to implement the capability for portability. Local exchange carriers may also seek waivers or extensions of these deadlines pursuant to the Telecommunications Act of 1996 and the FCC's rules. As of December 2004, 96% of TDS Telecom's incumbent local exchange lines for which a legitimate request was received were capable of supporting local number portability, and TDS Telecom has received extensions ranging from three months up to two years for the implementation of local number portability for a number of locations. The cost of complying with these mandates is significant. Also, the FCC is considering a reduction in the amount of time allowed for porting a wireline number to a wireless service, which is a proposal that TDS has opposed. If adopted, TDS would have even higher costs of complying with the FCC's wireless portability requirement. TDS Telecom is seeking policies that provide a fair opportunity to recover the costs of meeting all of these requirements. However, there can be no assurance that TDS Telecom will be successful in such efforts and compliance with these various obligations could impose significant costs on the company.

        The FCC continues to consider policies to encourage nationwide advanced broadband infrastructure development. TDS Telecom has invested significantly to deliver broadband services to its customers and supports policies that further the goal of bringing broadband services to all rural customers. However, TDS Telecom does not support proposals that advocate the complete deregulation of broadband services and that may adversely affect economic support for high cost areas. Any mandate for nationwide broadband deployment at this time would require extensive additional investment, and though such a mandate is unlikely, the outcome is not certain. State commissions have also been seeking to mandate the deployment of advanced services and enhancements to the infrastructure (e.g., higher modem speeds, digital subscriber line), and those mandates will result in additional costs to condition the loops to provide the service. The FCC is further considering changing the regulatory classification of digital subscriber line from Title II (common carrier regulation) to Title I (which governs information services and is mostly deregulated). It is possible that this could negatively affect incumbent local exchange carriers' ability to tariff and pool digital subscriber line costs.

        The federal telecommunications law preserves interstate toll rate averaging and imposes a nationwide policy that interstate and intrastate long distance rates of all long distance carriers should not be higher in rural areas than in urban areas they serve. In 1999, AT&T and several regional Bell operating companies began limiting and/or discontinuing their long distance services in TDS Telecom service areas. In response, TDS Telecom began to provide its own long distance service to its customers and intends to continue to do so in the future.

        TDS Telecom continues to participate in state and federal regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high-cost rural service areas to keep TDS Telecom incumbent local exchange carriers' rates affordable and allow for the continued development of rural infrastructure. The ongoing changes in public policy due to numerous court proceedings and the introduction of competition may adversely affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

Incumbent Local Exchange Carrier and Related Acquisitions and Divestitures

        TDS and TDS Telecom may continue to make opportunistic acquisitions of operating telephone companies and related communications providers. Since January 1, 2000, TDS has acquired eight telephone companies and an additional minority interest in one telephone company serving a total of 82,200 net equivalent access lines for an aggregate consideration totaling $374.5 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted entirely of cash and notes, and involved no TDS Common Shares.

        Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. The TDS acquisition strategy is to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom's product growth strategy. While management believes that it will be successful in making additional targeted acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

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

        Historically, telephone company acquisition and investment decisions have assumed the ability to recover the cost and a reasonable rate of return through local service, access, and support revenues. As universal service and access are reformed, these revenue streams are becoming less certain. In addition, local telephone companies are subject to competition from new technologies like Voice Over Internet Protocol and increased wireless usage. Potential declining access rates and revisions to universal service support, and competition from new technologies may lead to higher local rates and/or declining earnings and could affect TDS Telecom's acquisition and investment strategy.

        On November 30, 2004, TDS completed the sale of certain wireless properties to ALLTEL. TDS Telecom sold a majority interest in one wireless market which has been operated by ALLTEL and an investment interest in one wireless market for a total of $62.7 million in cash, subject to a working capital adjustment.

Competitive Local Exchange Carrier Segment

Leverage Strengths Into Competitive Local Exchange Carrier Markets

        The second component of TDS Telecom's business strategy includes leveraging its existing strengths as a competitive local exchange carrier. This strategy encompasses many components including the customers within the market, market strategy, competitors, and infrastructure deployment and development. Additionally, planning for ongoing competitive local exchange carrier operations must consider the regulatory environment in which they operate.

        TDS Telecom's competitive local exchange carrier strategy maintains a geographic focus and is designed to leverage TDS Telecom's existing management and infrastructure to complement TDS Telecom's incumbent local exchange carrier clustering strategy. TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities based entry as a competitive local exchange carrier. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial systems and control accounting, technology planners, etc.) built for the TDS Telecom incumbent local exchange carrier business, management believes that the TDS Telecom competitive local exchange carrier can be profitable in markets that may not support stand alone start-ups. TDS Telecom's strategy is to be the leading alternative provider for customers' telecommunications needs in its competitive local exchange carrier markets. To this end, TDS Telecom has deployed switching and other network facilities in its targeted competitive local exchange carrier markets. TDS Telecom follows a "clustering" approach to building its competitive local exchange carriers which allows it to seek regional long distance traffic, share service and repair resources and realize marketing efficiencies. As in its incumbent local exchange carrier markets, TDS Telecom positions itself as an integrated wireline communications provider in its chosen competitive local exchange carrier markets by providing local, long distance, Internet and other services through its own facilities-based networks. TDS Telecom provides competitive local exchange carrier telecommunications services through its TDS Metrocom subsidiary.

        TDS Telecom began offering competitive local exchange carrier services in the fourth quarter of 1997. These services are offered in the Madison, greater Fox Valley, Milwaukee, Racine, Kenosha, Janesville and Beloit, Wisconsin markets; in the Rockford and Lake County, northern suburbs of Chicago, Illinois markets; in the greater Grand Rapids, Kalamazoo, Battle Creek, Holland, Grand Haven, Lansing, Jackson, Ann Arbor and the western suburbs of Detroit, Michigan markets; in the Minneapolis/St. Paul, Rochester, Duluth, St. Cloud and Brainerd, Minnesota markets; and in Fargo, North Dakota. As of December 31, 2004, TDS Telecom had 426,800 competitive local exchange carrier equivalent access lines, of which 88% were on-switch (i.e. traffic is handled by the competitive local exchange carrier switch).

        In 2004, TDS Telecom continued the integration of its two competitive local exchange carriers. The integration of the two independent competitive local exchange carrier operations will provide internal efficiencies and strengthen overall market position. The operations function as primarily facilities-based competitive local exchange carriers operating eight switching facilities, 110 collocations and multiple fiber networks across the five-state service area.

        In an effort to increase revenue without high capital investment the competitive local exchange carrier operation launched a competitive access provider services line in 2004 that employs industry-proven network planning and engineering standards and enables the company to offer services in high demand to customers using a revenue-driven-model. Revenue commitments in advance from competitive access provider customers allow TDS Telecom to leverage existing assets and to further expand capacity. At the same time, this strategy facilitates new primary market demand for products and services by providing these same services to large corporate enterprise customers. This new primary market demand generates additional sales and revenue with modest incremental capital risk.

        In 2004, the competitive local exchange carrier operation also began efforts to test the deployment of last mile replacement technologies. A fixed wireless network was deployed in a portion of the greater Fox Valley market and market tests are ongoing and successful, based on the number of customers currently signed up for the new service. This method of delivery allows for faster speeds than digital subscriber line services (the copper line high-speed data solution that competes directly with cable-based broadband services) to customers that are at distances greater than 10,000 feet from the central office and thus removes the footprint limitations inherent in telephony-based high-speed Internet services. Wireless delivery also allows for control over the installation intervals (the time beginning when a customer orders service to when service is delivered) and the customer service experience that end users have once the service is implemented. Wireless delivery also facilitates provisioning high-speed Internet and/or voice services to customers using facilities that are 100%-owned and operated by the competitive local exchange carrier, thus eliminating the need for incumbent local exchange carrier local loops and eliminating the risk of regulatory changes affecting the cost of delivering service.

        An additional deployment of fixed wireless infrastructure is underway in Madison, Wisconsin, that will expand the use of fixed wireless to include Voice Over Internet Protocol services utilizing softswitch technology. Softswitch technology, a non-circuit switch solution that utilizes software-based feature generation, allows for greater service flexibility and more cost-effective switch upgrades. Softswitches will allow TDS Telecom's competitive local exchange operation to respond more quickly to changing customer demand, shorten new product launch timeframes and facilitate faster capacity upgrades at lower initial costs. Softswitch market tests will bundle high-speed Internet services with voice services over a network that decreases dependence on Regional Bell Operating Company local facilities.

        Also underway is a market test of fiber to the premises provisioned on a passive optical network. A deployment of this technology will allow for Internet connectivity speeds in excess of those provided by cable broadband providers, accommodate the provisioning of voice services and include access to cable-like video programming. Fiber to the premises enables services commonly referred to as "triple play", which is capable of providing voice, data and video; and will give customers the ability to put all of their communications and entertainment services on one bill, and will provide for a land-based alternative to the wired cable companies in these markets.

        All of the currently deployed strategies recognize the changing telecommunications marketplace and the need to increase revenue while decreasing dependence on Regional Bell Operating Companies for infrastructure elements. Longer-term competitive local exchange carrier strategies include the eventual conversion of unbundled network element platform and resale customers to on-switch facilities and deeper market share penetration into existing on-switch markets. Further efforts to test and deploy alternative last mile technologies are expected in the near future as well as efforts designed to maximize revenue opportunities with existing high-speed Internet customers. One such effort scheduled for launch in the first quarter of 2005 is a bundled Internet content product set. These content bundles, offered initially to existing high-speed Internet customers, provide for special access to media and interactive content providers. Providing for the availability of a better Internet experience may not only generate new revenue, through the subscription to these bundles, but will serve as another incentive to non-broadband users to upgrade to the faster broadband Internet services in the competitive local exchange operation portfolio of products.

        TDS Telecom's combined competitive local exchange carrier strategy is currently focused on its markets in Wisconsin, Minnesota, Illinois, Michigan and North Dakota.

        In response to petitions filed by the Regional Bell Operating Company for increases in rates for certain wholesale services that it provides to competitive local exchange carriers, the state public service commissions of Illinois, Wisconsin and Michigan have issued orders that will adversely affect the cost of providing some services for TDS Telecom's competitive local exchange carrier operations in those states, primarily services to residential customers and certain small business customers. The pricing data for the major markets of the competitive local exchange carriers became available in the fourth quarter of 2004. These pricing changes, as well as other regulatory changes as described in the "Competitive Local Exchange Carrier Markets Regulation" section below, and competitive pressures triggered an impairment review by TDS Telecom of its competitive local exchange carrier operations' tangible assets and intangible assets. As a result of the impairment review, TDS Telecom concluded that the long-lived tangible assets of its competitive local exchange carrier operations were impaired and recorded a loss on impairment of tangible assets of $87.9 million in the Statement of Operations in the fourth quarter of 2004. TDS Telecom also concluded that goodwill associated with the competitive local exchange carrier operations was impaired and recorded a loss on impairment of intangible assets of $29.4 million in the Statement of Operations in the fourth quarter of 2004.

Competitive Local Exchange Carrier Market Strategy

        The competitive local exchange carrier strategy places primary emphasis on small and medium sized commercial customers and residential customers. Medium sized commercial prospects are characterized by above average access line to employee ratios, heavier utilization of data services and a focus on using telecommunications for business improvement. Commercial accounts typically seek increased telephony capabilities at reduced costs. To combat growing Regional Bell Operating Company customer "Winback" programs that use a low price strategy, TDS Telecom pursues an application sales strategy for its primary target markets. This commercial consultative sales approach builds on customer preference for integrated communication services and the customer's perception that some of the value of the product is in personalized service. Application sales techniques create user value by a process of discovery of customer needs focused on utilizing new and existing technologies to improve business performance and create greater efficiencies in the use of telecommunications products. Ongoing after-the-sale support consultants ensure that customers always have up-to-date information about new technologies and opportunities to frequently evaluate the configuration of their telecommunications services so that they are able to increase the effect these services have on their profitability. The application sales approach also aids in maximizing the impact of integrated voice and data technologies as businesses increase their use of data as part of their business models.

        An emphasis on product development has led to the introduction of integrated voice and data solutions as well as the creation of small business bundled products. Similar to the strategies employed in the competitive local exchange carrier's consumer arena, bundles targeting one- to five-line business customers make buying telecommunications and data services easier and increases the perceived value of these products. Offering dynamic and cost-effective data solutions bundled with and provisioned on a single access line provides for direct cost savings to the customer, removes any distance limitation commonly associated with digital subscriber line technology and gives the customer greater flexibility to grow business telecommunications use.

        TDS Telecom's competitive local exchange carrier operation focuses on gaining additional market share within established competitive local exchange carrier markets. TDS Telecom's competitive local exchange carriers concentrate on increasing sales distribution channels, targeting new customer segments, and rolling out new product sets to existing customers and to targeted market segments. A strategic accounts sales team was established in 2004 to appeal to large commercial accounts. The strategic account managers leverage governmental, institutional and larger commercial accounts, many of them having multi-location business sites across the TDS Telecom competitive local exchange carrier market footprints. Joint sales and marketing teams develop alternative sales channel agent programs and affinity group plans designed to leverage and partner with well known local companies.

        The consumer sales strategy focuses on bundling to create demand by the mass market. TDS Telecom seeks to take the features that customers value and combine them with calling plans attractive to a majority of high-value customers. To make its products even more attractive to the high-value consumer segment, TDS Telecom emphasizes its high-speed data solutions tied to traditional service bundles. Sales of high-speed data product bundles will be emphasized to counter cellular and cable industry "cut the cord" customer acquisition strategies. TDS Telecom offers digital subscriber line service to provide the customer with suitable bundles that compete directly with Regional Bell Operating Companies and cable providers. For the consumer market,

TDS Telecom has built its customer acquisition strategy around direct response programs that allow it to deliver a tightly targeted message to specific high-value customers. TDS Telecom employs a variety of channels to sell, including Web marketing, door-to-door sales, agent partnerships, and telemarketing.

        While the competitive local exchange carrier operation is positioning itself as a high-quality telecommunications provider, it is experiencing price competition from the Regional Bell Operating Companies and other competitive local exchange carriers as it attempts to gain or retain customers. In addition, the Regional Bell Operating Companies are actively seeking regulatory and technological barriers that could impede TDS Telecom's access to facilities used to provide telecommunications services. The competitive local exchange carrier operation continues to seek and maintain an efficient cost structure to ensure that it can match price-based initiatives from competitors. Wireless data, Internet protocol telephony, and packet switching networks are all being studied or deployed to increase high-speed data reach, to lower the cost of providing service, and to ensure continuing access to network facilities for service provision. To effectively compete in our chosen markets, TDS Telecom is continuing new product development to provide high-quality, leading edge services to its customers that can be leveraged by both its independent local exchange carrier and competitive local exchange carrier operations. As discussed below, the TDS Telecom competitive local exchange carrier operation is also actively opposing regulatory changes adopted or proposed by the FCC that could reduce its revenues, limit its expansion plans, or decrease its access to Regional Bell Operating Company-owned facilities that it uses to provide service.

Competitive Local Exchange Carrier Technology

        During 2004, TDS Telecom continued fiber construction to further expand its customer base. TDS Telecom's competitive local exchange carrier operation continued to add capacity to its switches to accommodate expansion, increased capacity on fiber around Minneapolis/St. Paul and improved redundancy in its overall network.

        TDS Telecom's expected capital spending in 2005 is $30 million to $35 million for competitive local exchange carrier markets, compared to actual capital expenditures of $35.2 million in 2004 and $27.3 million in 2003. Financing for capital additions will be provided by TDS Telecom internally generated funds and short-term borrowing.

Competitive Local Exchange Carrier Market Competition

        TDS Telecom's competitive local exchange carrier operation faces a range of competition including the incumbent Regional Bell Operating Company (SBC or Qwest), one or more competitive local exchange carriers, cable and wireless carriers, Voice Over Internet Protocol providers, and others.

        TDS Telecom's competitive local exchange carrier operation competes with the Regional Bell Operating Companies on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering and customer service. SBC and Qwest have long-standing relationships with their customers and are well established in their respective markets. Although the Regional Bell Operating Companies generally are subject to greater pricing and regulatory constraints than competitive local exchange carriers, Regional Bell Operating Companies are achieving increased pricing flexibility for their services and have implemented long-term contracts with high cancellation penalties for retention purposes. The Regional Bell Operating Companies continue to pursue aggressive "Winback" programs that have been somewhat effective in regaining lines lost to competitive local exchange carriers. Competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities; customer service; response to customer needs; service features; and price. It is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available Regional Bell Operating Company networks. In addition, TDS Telecom believes that, in general, its competitive local exchange carrier operations provide more attention and responsiveness to their customers than do the Regional Bell Operating Company competitors to similar customers.

        TDS Telecom also faces competition from other competitive local exchange carriers in many of the cities where it has competitive local exchange carrier operations. Although some competitive local exchange carriers have failed or are in a reorganization mode, competition is also coming from entities in related industries. These entities include long distance carriers, Internet service providers, cable television companies, Regional Bell Operating Company resellers, Voice Over Internet Protocol providers, utilities, municipalities, cellular/wireless carriers, and private networks built by large end users. TDS Telecom's competitive local exchange carrier market positioning against these carriers is based on regional focus, application oriented results driven sales teams, personal customer care, simple and compelling offers, and consistent execution of processes—especially the back office provisioning processes required to offer competitive local service.

Competitive Local Exchange Carrier Markets Regulation

        A number of federal and state regulatory proposals, policies and proceedings are important to TDS Telecom's competitive local exchange carrier operations. Most significantly, the FCC released an important decision on August 21, 2003 that affected all aspects of access to the facilities of incumbent local exchange carriers via unbundled network elements (also known as the Triennial Review Order). However, this order was challenged on appeal and, in a decision issued March 2, 2004 and effective June 16, 2004, the U.S. Court of Appeals for the D.C. Circuit invalidated significant portions of the Triennial Review Order. Principally, the court held that the FCC had improperly sought to delegate to state public utility commissions the selection of unbundled network elements subject to competitive access. The court also vacated the FCC's interpretation of the standard by which competitive access to incumbent network elements must be given. However, the Court upheld certain aspects of the FCC's order that could limit the ability of competitive carriers to access fiber optics lines and lines that are a combination of copper and fiber optics. The FCC issued an Interim Order requiring continued access for all carriers using unbundled network elements, pending adoption of new unbundling rules. TDS Metrocom's appeal of the rules related to access to fiber and mixed copper/fiber facilities was denied by the Supreme Court and those rules are now final. On December 15, 2004, the FCC adopted an Order revising the unbundling rules, preserving access to the most common high-capacity loops and transport used by TDS Telecom, and limiting access of competitive local exchange carriers to certain unbundled network elements, particularly those used to provide non-facilities based competitive local exchange services. The text of the final order was released on February 4, 2005, with an effective date of March 11, 2005. To the extent that TDS Telecom competitive local exchange carrier operations rely on an unbundled network element platform provided by incumbent carriers, this decision, if not overturned on appeal, will lead to a phase-out of that method of competitive entry. Moreover, the loss of some access and transport options as a result of the FCC's Order is unfavorable for TDS Telecom competitive local exchange carrier operations and could negatively affect the company's ability to provide broadband services to end users.

        In May 2004, the FCC issued an order relating to traffic that originates on a wireless carrier's network and is handled by a local exchange carrier and then is switched and delivered to an interexchange carrier. The FCC capped the rate that competitive local exchange carriers are able to charge for this traffic resulting in a reduction in rates for that traffic.

        State proceedings to review the pricing of unbundled network elements were concluded in Illinois, Michigan and Wisconsin in 2004. In each case, rates for unbundled loops for residential and small business were increased, while in some cases rates for unbundled loops to serve medium to large business were reduced.

        In 2005, issues related to intercarrier compensation are likely to become more prominent. Pending issues include whether to replace the current intercarrier compensation system with a bill and keep, capacity based or hybrid compensation system. TDS Telecom will advocate for a system that adequately compensates carriers for the use of their facilities and recognizes that different carrier cost structures may call for individualized rate structures.

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

        Competitive local exchange carriers are also subject to regulation by state public service commissions. Certain state public service commissions require competitive local exchange carriers to obtain operating authority prior to initiating intrastate services. Certain states also require the filing of tariffs or price lists and/or customer specific contracts. TDS Telecom competitive local exchange carriers are not currently subject to rate-of-return or price regulation. However, competitive local exchange carriers are subject to state specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of these requirements is generally less than those applicable to incumbent local exchange carriers. In addition, local governments may require competitive local exchange carriers to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate their networks.

Data and Advanced Services

        An important component of TDS Telecom's business strategy is to develop high-growth services, particularly in the data arena. Data communications is one of the fastest growing portions of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data products in all of its markets, thereby positioning itself as a full-service data networking service provider. TDS Telecom currently provides Internet access to its incumbent local exchange carrier and competitive local exchange carrier customers. At December 31, 2004, TDS Telecom's incumbent local exchange carrier provided Internet service to approximately 101,300 customers, while the competitive local exchange carriers provided Internet services to approximately 18,200 customers.

        TDS Telecom continued to grow its services in the data communications market at both its incumbent local exchange carrier and competitive local exchange carrier units, including deployment of digital subscriber line technology. TDS Telecom believes that penetration of broadband access will eventually exceed that of dial-up Internet services and that digital subscriber line technology will continue to be a key technology for the provision of broadband Internet access. TDS Telecom will continue to deploy digital subscriber line services as an important element of high-speed Internet access and as a complementary product to web hosting, messaging, and collocation services. During 2004 TDS Telecom introduced new DSL products and offered a range of speed options to meet the varied needs of its customers.

        For the future, a number of services utilizing a broadband connection are in various stages of research and development such as hosted applications, Voice Over Internet Protocol, Internet call waiting and video services. TDS Telecom currently has two fiber to the premises trials underway in its independent local exchange carrier operation. The first is a complete fiber build-out of a large subdivision and the second is a combination fiber to the premises overbuild and asymmetric digital subscriber line deployment. Continued investment in these and other areas will be dependent on market demand and foreseeable growth prospects.

Investments

        TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Deutsche Telekom AG ("Deutsche Telekom") resulted from TDS's disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation ("VoiceStream") in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc ("Vodafone") resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. ("AirTouch") in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. The investment in VeriSign, Inc. ("VeriSign") is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation ("Rural Cellular") is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. A contributing factor in TDS's decision not to dispose of the investments is that their tax basis is significantly lower than current stock prices, and therefore would trigger a substantial taxable gain upon disposition.

        These assets are classified for financial reporting purposes as available-for-sale securities. The market value of these investments aggregated $3,398.8 million at December 31, 2004, and $2,772.4 million at December 31, 2003. As of December 31, 2004, the unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $1,130.9 million. This amount was $748.8 million at December 31, 2003. In 2002, TDS recognized, in the Statement of Operations, pre-tax losses of $1,757.5 million ($1,045.0 million, net of tax and minority interest of $712.5 million), related to investments in marketable equity securities as a result of management's determination that unrealized losses with respect to the investments were other than temporary.

        Subsidiaries of TDS and U.S. Cellular have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities ("downside limit") while retaining a share of gains from increases in the market prices of such securities ("upside potential"). The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

        Under the terms of the forward contracts, subsidiaries of TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to August 2008 and, at TDS's and U.S. Cellular's option, may be settled in shares of the respective security or in cash, pursuant to formulas that "collar" the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar's upside potential is typically reduced. If the dividend decreases, the collar's upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

        Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $1,271.6 million at December 31, 2004, and $1,044.2 million at December 31, 2003.

        The following table summarizes certain facts surrounding the contracted securities as of December 31, 2004.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone Group Plc (2)	12,945,915	$15.07-$16.07	$20.01-$22.60	201,038
Deutsche Telekom	131,461,861	$10.74-$12.41	$14.21-$17.17	1,532,257

				1,754,114
Unamortized debt discount (3)				64,470

				$1,689,644

(1)
The per share amounts represent the range of floor and ceiling prices of all the securities monetized.

(2)
U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone Group Plc American Depositary Receipts.

(3)
Certain forward contracts are structured as zero coupon obligations. The debt discount is being amortized over the lives of the contracts.

Employees

        TDS enjoys satisfactory employee relations. As of January 31, 2005, approximately 11,500 full-time and part-time persons were employed by TDS, 160 of whom are represented by unions.

PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

        This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical fact, including the words "believes", "anticipates," "intends," "expects" and similar words. These statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include the following:

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

  •
  Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS's financial condition, results of operations and cash flows.

  •
  Changes in U.S. Cellular's enterprise value, changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS's license costs, goodwill and/or physical assets.

  •
  Early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS's Management's Discussion and Analysis incorporated by reference herein, to be different from the amounts actually incurred.

  •
  Changes in accounting standards or TDS's accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates in TDS's Management's Discussion and Analysis incorporated by reference herein, could have an adverse effect on TDS's financial condition and results of operations.

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

  •
  Changes in roaming partners' rates for voice services and the lack of standards and roaming agreements for wireless data products could place U.S. Cellular's service offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories and could have an adverse effect on TDS's operations.

  •
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

  •
  Changes in facts or circumstances, including new or additional information that affects the calculation of accrued liabilities for contingent obligations under guarantees, indemnities or otherwise, could require TDS to record charges in excess of amounts accrued on the financial statements, if any, which could have an adverse effect on TDS's financial condition and results of operations.

  •
  A material weakness in the effectiveness of internal control over financial reporting and/or in disclosure controls and procedures could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on TDS's business, results of operations and financial condition.

  •
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

  •
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

Item 2.    Properties

        The property of TDS consists principally of switching and cell site equipment related to wireless telephone operations; and telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to land-line telephone operations. As of December 31, 2004, TDS's property, plant and equipment, net of accumulated depreciation, totaled $3,385.5 million; $2,439.7 million at U.S. Cellular and $945.8 million at TDS Telecom.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Incorporated by reference from Exhibit 13, Annual Report sections entitled "TDS Stock and Dividend Information" and "Consolidated Quarterly Information."

        The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the fourth quarter of 2004.

TDS PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2004	—	$—	—	824,300
November 1 - 30, 2004	—	—	—	824,300
December 1 - 31, 2004	—	—	—	824,300

Total for or as of end of the quarter ended 12/31/04	—	$—	—	824,300

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

  iv.
  No stock repurchase program has expired during the fourth quarter of 2004.

  v.
  TDS has not determined to terminate the foregoing stock repurchase program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2004.

Item 6. Selected Financial Data

        Incorporated by reference from Exhibit 13, Annual Report section entitled "Selected Consolidated Financial Data," except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Incorporated by reference from Exhibit 13, Annual Report section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Incorporated by reference from Exhibit 13, Annual Report section entitled "Market Risk."

Item 8. Financial Statements and Supplementary Data

        Incorporated by reference from Exhibit 13, Annual Report sections entitled "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholders' Equity," "Notes to Consolidated Financial Statements," "Consolidated Quarterly Information (Unaudited)," "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        Disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), have been established to ensure that material information relating to TDS, including its consolidated subsidiaries, is made known to the officers who certify TDS's financial reports and to other members of senior management and the Board of Directors.

        Based on the evaluation required by Rule 13a-15(b) under the Exchange Act, the principal executive officer and principal financial officer of TDS have concluded that TDS's disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives and the principal executive officer and principal financial officer of TDS have concluded that TDS's disclosure controls and procedures are effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. TDS's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of TDS; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of TDS are being made only in accordance with authorizations of management and directors of TDS; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of TDS's assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of TDS's internal control over financial reporting based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on management's assessment, management determined that TDS's internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

        TDS management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Exhibit 13 herein.

Changes in Internal Controls over Financial Reporting.

        There was no change in TDS's internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TDS's internal controls over financial reporting.

Item 9B. Other Information

        Certain balance sheet amounts at December 31, 2004, presented in Exhibit 13 of this Form 10-K have changed from the amounts reported in the fourth quarter earnings release which was furnished in a Current Report on Form 8-K dated February 7, 2005. A total of $15.1 million was reclassified between accrued taxes in current liabilities and other deferred liabilities and credits in long-term liabilities. Accrued taxes and total current liabilities decreased by $15.1 million to $76.3 million and $741.3 million, respectively. Other deferred liabilities and credits and total deferred liabilities and credits increased by the $15.1 million to $79.7 million and $2,894.4 million, respectively.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Incorporated by reference from Proxy Statement sections entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 13.    Certain Relationships and Related Transactions

        Incorporated by reference from Proxy Statement section entitled "Certain Relationships and Related Transactions."

Item 14.    Principal Accountant Fees and Services

        Incorporated by reference from Proxy Statement section entitled "Fees Paid to Principal Accountants."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a)
The following documents are filed as a part of this report:

(1)
Financial Statements
Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders' Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Management's Report on Internal Control Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP	Annual Report*

*
Incorporated by reference from Exhibit 13.

(2)
Financial Statement Schedules

Location
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule—PricewaterhouseCoopers LLP		page S-1
II.	Valuation and Qualifying Accounts for each of the Three Years in the Period Ended December 31, 2004	page S-2
Los Angeles SMSA Limited Partnership Financial Statements		page S-3
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP		page S-4
Balance Sheets		page S-5
Statements of Operations		page S-6
Statements of Changes in Partners' Capital		page S-7
Statements of Cash Flows		page S-8
Notes to Financial Statements		page S-9

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
10.4
Telephone and Data Systems, Inc. 2004 Long-Term Incentive Plan, an amendment and restatement of the 1998 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit C to TDS's definitive Notice to Annual Meeting and Proxy Statement dated May 28, 2004.
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
10.8
Telephone and Data Systems, Inc. 2005 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and Telephone and Data Systems, Inc. dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.2 to Telephone and Data Systems, Inc.'s Current Report on Form 8-K dated December 17, 2004.
10.9
Telephone and Data Systems, Inc. 2005 Bonus Deferral Agreement between LeRoy T. Carlson and Telephone and Data Systems, Inc. dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.3 to Telephone and Data Systems, Inc.'s Current Report on Form 8-K dated December 17, 2004.
10.10
United States Cellular Corporation Regional Support Organization (Corporate) Executive Officer Annual Bonus Plan Effective January 1, 2004, as amended, is hereby incorporated by reference to Exhibit 10.3 to the United States Cellular Corporation's Current Report on Form 8-K dated March 4, 2005.
10.11
United States Cellular Corporation 2003 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's Notice of Annual Meeting to Shareholders and Proxy Statement dated April 17, 2003.
10.12
United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-103543).

10.13
Executive Deferred Compensation Agreement—Phantom Stock Account for 2005 between John E. Rooney and United States Cellular Corporation dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.1 to United States Cellular Corporation's Current Report on Form 8-K dated December 17, 2004.
10.14
Executive Deferred Compensation Agreement—Phantom Stock Account for 2006 between John E. Rooney and United States Cellular Corporation dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.2 to United States Cellular Corporation's Current Report on Form 8-K dated December 17, 2004.
10.15
Executive Deferred Compensation Agreement—Interest Account for 2005 between John E. Rooney and United States Cellular Corporation dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.3 to United States Cellular Corporation's Current Report on Form 8-K dated December 17, 2004.
10.16
Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998, is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.
10.17	Summary of Employment Agreement with James Barr III is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.18	TDS Telecom 2004 Executive Team Performance Award Program is hereby incorporated by reference to Exhibit 10.2 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.34	Form of TDS Corporate Officer 2005 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS's Current Report on Form 8-K dated March 4, 2005.
10.35
Form of TDS Corporate Officer 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS's Current Report on Form 8-K dated March 4, 2005.
10.36
Form of James Barr TDS Telecom Director/Officer 2005 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.3 to TDS's Current Report on Form 8-K dated March 4, 2005.
10.37
Form of TDS Telecom Director/Officer 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.4 to TDS's Current Report on Form 8-K dated March 4, 2005.
10.38	Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated March 4, 2005.
10.39
Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular's Current Report on Form 8-K dated March 4, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

        To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

        Our audits of the consolidated financial statements of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 11, 2005 appearing in the 2004 Annual Report to Shareholders of Telephone and Data Systems, Inc. (which report, consolidated financial statements, and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2005

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
		(Dollars in thousands)
For the Year Ended December 31, 2004
Deducted from deferred tax asset:
For unrealized net operating losses	$(67,209)	$(18,119)	$—	$—	$(85,328)
Deducted from accounts receivable:
For doubtful accounts	(25,327)	(86,938)	—	87,322	(24,943)
For the Year Ended December 31, 2003
Deducted from deferred tax asset:
For unrealized net operating losses	(54,816)	(12,393)	—	—	(67,209)
Deducted from accounts receivable:
For doubtful accounts	(40,475)	(65,379)	—	80,527	(25,327)
For the Year Ended December 31, 2002
Deducted from deferred tax asset:
For unrealized net operating losses	(35,927)	(18,889)	—	—	(54,816)
Deducted from accounts receivable:
For doubtful accounts	$(13,657)	$(84,897)	$—	$58,079	$(40,475)

LOS ANGELES SMSA LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

TDS's investment in Los Angeles SMSA Limited Partnership is accounted for by the equity method. Pursuant to Rule 3-09 of Regulation S-X, TDS is required to include audited financial statements of such investment in this Form 10-K filing. The partnership's financial statements were obtained by TDS as a limited partner. Through U.S. Cellular (an 82.0% subsidiary of TDS), TDS's ownership percentage of Los Angeles SMSA Limited Partnership is 5.5%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

        We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the "Partnership") as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP
New York, New York
March 10, 2005

LOS ANGELES SMSA LIMITED PARTNERSHIP

BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowances of $11,853 and $20,191	$193,909	$160,520
Unbilled revenue	22,121	17,172
Due from General Partner	405,230	255,728
Prepaid expenses and other current assets	2,838	1,969

Total current assets	624,098	435,389
PROPERTY, PLANT AND EQUIPMENT—Net	1,279,261	1,182,528
WIRELESS LICENSES	80,018	79,954
OTHER ASSETS	275	506

TOTAL ASSETS	$1,983,652	$1,698,377

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$90,537	$69,788
Advance billings	65,851	55,809
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	161,311	130,520
DEFERRED GAIN ON LEASE TRANSACTION	72,947	77,870

Total liabilities	234,258	208,390
COMMITMENTS AND CONTINGENCIES (see Notes 6 and 8)
PARTNERS' CAPITAL	1,749,394	1,489,987

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,983,652	$1,698,377

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Years Ended December 31
	2004	2003	2002
OPERATING REVENUES:
Service revenues	$2,074,845	$1,723,103	$1,520,194
Equipment and other	225,632	147,468	137,334

Total operating revenues	2,300,477	1,870,571	1,657,528

OPERATING COSTS AND EXPENSES:
Cost of service (excluding depreciation and amortization related to network assets included below)	266,299	197,188	215,522
Cost of equipment	325,093	225,685	208,835
Selling, general and administrative	764,425	732,056	693,151
Depreciation and amortization	216,317	199,521	166,684
Loss (Gain) on disposal of property, plant and equipment	1,558	(6,840)	314

Total operating costs and expenses	1,573,692	1,347,610	1,284,506

OPERATING INCOME	726,785	522,961	373,022

OTHER INCOME:
Interest income, net	27,699	15,029	19,571
Other, net	4,923	4,923	4,923

Total other income	32,622	19,952	24,494

NET INCOME	$759,407	$542,913	$397,516

Allocation of Net Income:
Limited partners	$455,644	$325,748	$238,509
General partner	$303,763	$217,165	$159,007

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners' Capital
BALANCE—January 1, 2002	$551,283	$582,985	$168,141	$75,801	$1,378,210
Distributions	(120,000)	(126,900)	(36,600)	(16,500)	(300,000)
Net income	159,007	168,149	48,497	21,863	397,516

BALANCE—December 31, 2002	590,290	624,234	180,038	81,164	1,475,726
Distributions	(211,461)	(223,620)	(64,495)	(29,076)	(528,652)
Net income	217,165	229,652	66,236	29,860	542,913

BALANCE—December 31, 2003	595,994	630,266	181,779	81,948	1,489,987
Distributions	(200,000)	(211,500)	(61,000)	(27,500)	(500,000)
Net income	303,763	321,228	92,647	41,769	759,407

BALANCE—December 31, 2004	$699,757	$739,994	$213,426	$96,217	$1,749,394

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$759,407	$542,913	$397,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,317	199,521	166,684
Net (gain) loss on disposal of property, plant and equipment	1,558	(6,840)	314
Provision for losses on accounts receivable	15,609	33,688	35,694
Amortization of gain on lease transaction	(4,923)	(4,923)	(4,923)
Changes in certain assets and liabilities:
Accounts receivable and unbilled revenue	(53,947)	(37,347)	(77,218)
Prepaid expenses and other assets	(869)	76	480
Accounts payable and accrued liabilities	20,749	2,196	(58,149)
Advance billings	10,042	33,010	(137)

Net cash provided by operating activities	963,943	762,294	460,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures including purchases from affiliates, net	(314,441)	(240,259)	(278,588)
Acquisition of wireless licenses	—	—	(45,075)

Net cash used in investing activities	(314,441)	(240,259)	(323,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) Decrease in Due from General Partner	(149,502)	6,617	163,402
Distributions to partners	(500,000)	(528,652)	(300,000)

Net cash used in financing activities	(649,502)	(522,035)	(136,598)

CHANGE IN CASH	—	—	—
CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands)

1.    ORGANIZATION AND MANAGEMENT

  Los Angeles SMSA Limited Partnership—Los Angeles SMSA Limited Partnership (the "Partnership") was formed on January 1, 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

  The partners and their respective ownership percentages as of December 31, 2004, 2003 and 2002 are as follows:

General Partner:
AirTouch Cellular* ("General Partner")	40.0%
Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

  *
  AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless ("VAW") LLC (a wholly-owned subsidiary of Cellco Partnership ("Cellco") doing business as Verizon Wireless).

2.    SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, fair value of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

  Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

  Revenue Recognition—The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. The Partnership's revenue recognition policies are in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition.

  Operating Expenses—Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain administrative and operating costs incurred by Cellco or its affiliates on behalf of the Partnership (see note 5). Services performed on behalf of the Partnership are provided by employees of Cellco. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. The Partnership believes such allocations, principally based on the Partnerships percentage of total customers, customer gross additions or minutes-of-use, are reasonable.

  Income Taxes—The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

  Inventory—Inventory is owned by Cellco and held on consignment by the Partnership. Such consigned inventory is not recorded on the Partnership's financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco's cost basis and included in the accompanying Statements of Operations.

  Allowance for Doubtful Accounts—The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and the historical write-off experience, net of recoveries.

  Property, Plant and Equipment—Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices ("MTSOs") and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

  Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization is eliminated from the accounts and any related gain or loss is reflected in the Statements of Operations.

  Network engineering costs incurred during the construction phase of the Partnership's network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction-in-progress until the projects are completed and placed into service.

  FCC Licenses—The Federal Communications Commission ("FCC") issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely.

  Valuation of Assets—Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cashflows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The FCC licenses recorded on the books of Cellco are evaluated for impairment, by Cellco, under the guidance set forth in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

  The FCC licenses are treated as an indefinite life intangible asset under the provisions of SFAS No. 142 and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. All of the licenses in Cellco's nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the wireless licenses for impairment, Cellco determines the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of Cellco, including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses is then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above is less than the aggregated carrying amount of the licenses, an impairment will be recognized by Cellco. Any impairment loss recognized by Cellco will be allocated to its consolidated subsidiaries based upon a reasonable methodology. No impairment was recognized in 2004, 2003 and 2002.

  On September 29, 2004, the SEC issued a Staff Announcement regarding the "Use of the Residual Method to Value Acquired Assets other than Goodwill." The Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets, including wireless licenses, acquired in a business combination under SFAS No. 141, "Business Combinations," effective for all business combinations completed after September 29, 2004. Further, all intangible assets, including wireless licenses, valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited. Cellco has evaluated its wireless licenses for potential impairment using a direct value methodology effective January 1, 2005. The valuation and analyses prepared in connection with the adoption of a direct value method resulted in no adjustment to the carrying value of its wireless licenses, and accordingly, had no effect on its results of operations and financial position. Future tests for impairment will be performed by Cellco at least annually and more often if events or circumstances warrant.

  Concentrations—To the extent the Partnership's customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

  The General Partner relies on local and long distance telephone companies, some of whom are related parties, and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership's operating results.

  Although Cellco and the General Partner attempt to maintain multiple vendors for, each required product, their network assets and inventory, which are important components of their operations, they are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership's operations. If the suppliers are unable to meet Cellco's needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership's network infrastructure or losses of potential customers could result, which would adversely affect operating results.

  Financial Instruments—The Partnership's trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

  Segments—The Partnership has one reportable business segment and operates domestically only. The Partnership's products and services are materially comprised of wireless telecommunications services.

  Due from General Partner—Due from General Partner principally represents the Partnership's cash position. Cellco manages, on behalf of the General Partner, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from General Partner is reflected as a financing activity in the Statements of Cash Flows. Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner's average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.9%, 5.0% and 5.0% for the years ended December 31, 2004, 2003 and 2002, respectively. Included in net interest income is $27,943, $15,255 and $19,521 for the years ended December 31, 2004, 2003 and 2002, respectively, related to the due from General Partner.

  Distributions—The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership's operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

  Recently Issued Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets—An Amendment of APB Opinion No. 29." This standard eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets. A non monetary exchange shall be measured based on the recorded amount of the non monetary asset(s) relinquished, and not on the fair values of the exchanged assets, if a) the fair value is not determinable, b) the exchange transaction is to facilitate sales to customers, or c) the exchange transaction lacks commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Partnership will adopt the standard effective January 1, 2006. The Partnership does not expect the impact of the adoption of SFAS No. 153 to have a material effect on the Partnership's financial statements.

3.    PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following as of December 31, 2004 and 2003:

	2004	2003
Land and improvements	$4,475	$4,483
Buildings and improvements (10-40 years)	335,926	300,211
Cellular plant equipment (3-15 years)	1,827,309	1,595,940
Furniture, fixtures and equipment (2-5 years)	77,049	87,168
Leasehold improvements (5 years)	71,745	68,596

	2,316,504	2,056,398
Less accumulated depreciation and amortization	1,037,243	873,870

Property, plant and equipment, net	$1,279,261	$1,182,528

  Property, plant, and equipment includes the following:

  Capitalized network engineering costs of $10,690 and $10,130 were recorded during the years ended December 31, 2004 and 2003, respectively.

  Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $48,153 and $20,356 at December 31, 2004 and 2003, respectively.

  Depreciation and amortization expense, including amortization of other intangibles, for the years ended December 31, 2004, 2003 and 2002 was $216,317, $199,521 and $166,684, respectively.

  Tower Transactions—Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc ("Vodafone"), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers ("Sublease Agreement") to SpectraSite Holdings, Inc. ("Spectrasite") in exchange for $155,000. There are 274 towers owned and operated by the Partnership included in the Sublease Agreement. At December 31, 2004 and 2003, the Partnership has $77,870 and $82,793, respectively, recorded as deferred gain on lease transaction. The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership's cellular equipment. The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years. The Partnership paid $8,239, $8,241 and $8,151 to Spectrasite pursuant to the Sublease Agreement for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in cost of service (see Note 5).

4.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following:

	2004	2003
Accounts payable	$40,036	$12,269
Non income taxes and regulatory fees	33,014	40,156
Accrued commissions	17,487	17,363

Accounts payable and accrued liabilities	$90,537	$69,788

5.    TRANSACTIONS WITH AFFILIATES

  Significant transactions with affiliates, including allocations and direct charges, are summarized as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Service revenues (a)	$6,916	$(616)	$1,831
Equipment and other revenues (b)	(23,196)	(20,975)	8,295
Cost of service (c)	87,483	49,132	45,653
Equipment costs (d)	39,422	69,911	27,939
Selling, general and administrative expenses (e)	520,122	469,242	446,766

  (a)
  Service revenues include long distance, paging, data and allocated contra revenues including revenue concessions.

  (b)
  Equipment and other revenues include sales of handsets and accessories and allocated contra revenues including equipment concessions and coupon rebates.

  (c)
  Cost of service includes direct telecom, long distance, paging, and handset applications.

  (d)
  Equipment costs include warehousing, freight, handsets, accessories, and upgrades.

  (e)
  Selling, general and administrative expenses include office telecom, customer care, billing, salaries, sales and marketing, advertising, and commissions.

  Revenues and expenses were allocated based on the Partnership's percentage of customers, gross customer additions or minutes of use where applicable.The Partnership believes the allocations are reasonable.

  The Partnership also receives roaming revenue from affiliates for use of the Partnership's network and incurs roaming costs for use of affiliates' networks. Roaming revenues were $124,306, $83,330 and $92,594 for the years ended December 31, 2004, 2003 and 2002, respectively. Roaming costs were $146,879, $100,986 and $126,371 for the years ended December 31, 2004, 2003 and 2002, respectively. Substantially all of these roaming revenue and cost transactions were with affiliates.

  The Partnership had transfers and purchases involving plant, property, and equipment with affiliates having a net cost of $203,940, $196,272 and $179,258 in 2004, 2003 and 2002, respectively.

6.    COMMITMENTS

  The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2004, 2003 and 2002, the Partnership recognized a total of $38,414, $32,478 and $28,838, respectively, as rent expense related to payments under these operating leases, which is included in cost of service and selling, general and administrative expenses in the accompanying Statements of Operations.

  Future minimum rental commitments under noncancelable operating leases, excluding renewal options not reasonably assured for the years shown are as follows:

Year
2005	$39,824
2006	28,626
2007	22,483
2008	17,042
2009	12,244
2010 and thereafter	73,773

Total minimum payments	$193,992

7.    VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year
Accounts Receivable Allowances:
2004	$20,191	$15,609	$(23,947)	$11,853
2003	33,929	33,688	(47,426)	20,191
2002	32,660	35,694	(34,425)	33,929

8.    CONTINGENCIES

  Cellco is subject to various lawsuits and other claims including class actions, product liability, patent infringement, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also defending lawsuits filed against itself and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco breached contracts with consumers, violated certain state consumer protection laws and other statutes and defrauded customers through concealed or misleading billing practices. Certain of these lawsuits and other claims may impact the Partnership. These litigation matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. Attorney Generals in a number of states also are investigating certain sales, marketing and advertising practices. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

  The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2004 cannot be ascertained. The potential effect, if any, on the financial condition and results of operations of the Partnership, in the period in which these matters are resolved, may be material.

  In addition to the aforementioned matters, Cellco is subject to various other legal actions and claims in the normal course of business. While Cellco's legal counsel cannot give assurance as to the outcome of each of these matters, in management's opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the financial position or operating results of the Partnership.

******

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

Dated March 11, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEROY T. CARLSON, JR. LeRoy T. Carlson, Jr.	Director	March 11, 2005
/s/ LEROY T. CARLSON LeRoy T. Carlson	Director	March 11, 2005
/s/ SANDRA L. HELTON Sandra L. Helton	Director	March 11, 2005
/s/ JAMES BARR III James Barr III	Director	March 11, 2005
/s/ WALTER C.D. CARLSON Walter C.D. Carlson	Director	March 11, 2005
/s/ LETITIA G.C. CARLSON Letitia G.C. Carlson	Director	March 11, 2005
/s/ HERBERT S. WANDER Herbert S. Wander	Director	March 11, 2005
/s/ DONALD C. NEBERGALL Donald C. Nebergall	Director	March 11, 2005
/s/ GEORGE W. OFF George W. Off	Director	March 11, 2005
/s/ MARTIN L. SOLOMON Martin L. Solomon	Director	March 11, 2005
/s/ KEVIN A. MUNDT Kevin A. Mundt	Director	March 11, 2005
/s/ MITCHELL H. SARANOW Mitchell H. Saranow	Director	March 11, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Exchange Agreement dated March 7, 2003 between United States Cellular Corporation and AT&T Wireless Services, Inc. is hereby incorporated by reference to Exhibit 2.2 to United States Cellular Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.
2.2
Asset Purchase and Sale Agreement between United States Cellular Corporation and AT&T Wireless Services, Inc., dated as of November 26, 2003 is hereby incorporated by reference to Exhibit 2.1 to United States Cellular Corporation's Current Report on Form 8-K dated November 26, 2003, filed December 2, 2003.
3.1(a)	Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to TDS's Report on Form 8-A/A filed on July 10, 1998.
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 to TDS's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.2 to TDS's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.1(a)	Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to TDS's Report on Form 8-A/A filed on July 10, 1998.
4.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 to TDS's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.2	Restated By-laws as amended, are hereby incorporated by reference to Exhibit 3.2 to TDS's Annual Report on Form 10-Q for the quarter ended June 30, 2004.
4.3(a)
The Indenture between TDS and BNY Midwest Trust Company of New York as successor Trustee to Harris Trust and Savings Bank, dated February 1, 1991, under which TDS's Medium-Term Notes are issued, is hereby incorporated by reference to TDS's Current Report on Form 8-K filed on February 19, 1991.
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
4.5
Amended and Restated Revolving Credit Agreement dated December 9, 2004 among TDS and the lenders named therein, Bank of America, N.A., as administrative agent, TD Securities (USA) LLC, as syndication agent, Wachovia Bank, National Association, LaSalle Bank National Association and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch, each as documentation agents, is hereby incorporated by reference to Exhibit 4.1 to TDS's Current Report on Form 8-K dated December 9, 2004, filed December 13, 2004.

4.6
Amended and Restated Revolving Credit Agreement dated December 9, 2004 among United States Cellular Corporation the lenders named therein, Toronto Dominion (Texas) LLC, as administrative agent, Wachovia Capital Markets, as syndication agent, and Citibank, N.A. and LaSalle Bank National Association as co-documentation agents is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated December 9, 2004, filed December 13, 2004.
4.7(a)	Indenture dated June 1, 2002 between United States Cellular Corporation and BNY Midwest Trust Company of New York, is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-98921).
4.7(b)
Form of Third Supplemental Indenture dated as of December 3, 2003 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $444,000,000 of United States Cellular Corporation's 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated December 3, 2003, filed December 4, 2003.
4.7(c)
Form of Fourth Supplemental Indenture dated as of June 9, 2004 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $330,000,000 of United States Cellular Corporation's 7.50% Senior Notes due 2032 is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated June 9, 2004, filed June 10, 2004.
4.7(d)
Form of Fifth Supplemental Indenture dated as of June 21, 2004 between United States Cellular Corporation and BNY Midwest Trust Company, relating to $100,000,000 of United States Cellular Corporation's 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation's Current Report on Form 8-K dated June 21, 2004, filed June 22, 2004.
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
10.4
Telephone and Data Systems, Inc. 2004 Long-Term Incentive Plan, an amendment and restatement of the 1998 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to TDS's definitive Notice to Annual Meeting and Proxy Statement dated May 28, 2004.
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
10.8
Telephone and Data Systems, Inc. 2005 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and Telephone and Data Systems, Inc. dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.2 to Telephone and Data Systems, Inc.'s Current Report on Form 8-K dated December 17, 2004.
10.9
Telephone and Data Systems, Inc. 2005 Bonus Deferral Agreement between LeRoy T. Carlson and Telephone and Data Systems, Inc. dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.3 to Telephone and Data Systems, Inc.'s Current Report on Form 8-K dated December 17, 2004.
10.10
United States Cellular Corporation Regional Support Organization (Corporate) Executive Officer Annual Bonus Plan Effective January 1, 2004, as amended, is hereby incorporated by reference to Exhibit 10.3 to the United States Cellular Corporation's Current Report on Form 8-K dated March 4, 2005.
10.11
United States Cellular Corporation 2003 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation's Notice of Annual Meeting to Shareholders and Proxy Statement dated April 17, 2003.
10.12
United States Cellular Corporation 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of United States Cellular Corporation's Registration Statement on Form S-8 (Registration No. 333-103543).
10.13
Executive Deferred Compensation Agreement—Phantom Stock Account for 2005 between John E. Rooney and United States Cellular Corporation dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.1 to United States Cellular Corporation's Current Report on Form 8-K dated December 17, 2004.
10.14
Executive Deferred Compensation Agreement—Phantom Stock Account for 2006 between John E. Rooney and U.S. Cellular dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.2 to United States Cellular Corporation's Current Report on Form 8-K dated December 17, 2004.
10.15
Executive Deferred Compensation Agreement—Interest Account for 2005 between John E. Rooney and U.S. Cellular dated December 17, 2004 is hereby incorporated by reference to Exhibit 10.3 to United States Cellular Corporation's Current Report on Form 8-K dated December 17, 2004.
10.16
Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS's Annual Report on Form 10-K for the year ended December 31, 1997.

10.17	Summary of Employment Agreement with James Barr III is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.18	TDS Telecom 2004 Executive Team Performance Award Program is hereby incorporated by reference to Exhibit 10.2 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.19
Amended and Restated CDMA Master Supply Agreement between United States Cellular Corporation and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.20
Guarantee dated as of July 29, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.21
Guarantee dated as of July 31, 2002, by Telephone and Data Systems, Inc. in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.2 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.22
Guaranty dated as of August 19, 2002, by Telephone and Data Systems, Inc. in favor of Citibank N.A. relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.3 to TDS's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.23
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
10.25
Guarantee, dated October 21, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.20 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.26
Guaranty, dated October 22, 2002, by Telephone and Data Systems, Inc. in favor of Societe Generale relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.21 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.27
Guarantee, dated November 6, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.22 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.28
Guarantee, dated November 12, 2002, by Telephone and Data Systems, Inc. in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.23 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.
10.29
Guaranty, dated December 5, 2002, by Telephone and Data Systems, Inc. in favor of West LB AG relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.24 to TDS's Annual Report on Form 10-K for the year ended December 31, 2002.

10.30
Guaranty Agreement, dated as of May 14, 2002, by United States Cellular Corporation in favor of Citibank N.A. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.1 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.31
Guarantee Agreement, dated as of May 10, 2002, by United States Cellular Corporation in favor of Credit Suisse First Boston International relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.2 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.32
Guaranty Agreement, dated as of May 15, 2002, by United States Cellular Corporation in favor of Toronto Dominion (New York) Inc. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.4 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.33
Guaranty Agreement, dated as of May 15, 2002, by United States Cellular Corporation in favor of Wachovia Bank, National Association relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.3 to United States Cellular Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.34	Form of TDS Corporate Officer 2005 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS's Current Report on Form 8-K dated March 4, 2005.
10.35
Form of TDS Corporate Officer 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS's Current Report on Form 8-K dated March 4, 2005.
10.36
Form of James Barr TDS Telecom Director/Officer 2005 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.3 to TDS's Current Report on Form 8-K dated March 4, 2005.
10.37
Form of TDS Telecom Director/Officer 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.4 to TDS's Current Report on Form 8-K dated March 4, 2005.
10.38	Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated March 4, 2005.
10.39
Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular's Current Report on Form 8-K dated March 4, 2005.
11	Statement regarding computation of earnings per share (included in Footnote 3 to financial statements in Exhibit 13).
12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.
13	Incorporated portions of 2004 Annual Report to Security Holders.
21	Subsidiaries of TDS.
23.1	Consent of independent registered public accounting firm.
23.2	Consent of independent registered public accounting firm—Deloitte & Touche LLP.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  Telephone and Data Systems, Inc.

  30 North LaSalle Street
  Chicago, Illinois 60602
  312/630-1900

QuickLinks

CROSS REFERENCE SHEET AND TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
LOS ANGELES SMSA LIMITED PARTNERSHIP FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES
INDEX TO EXHIBITS