Form 10-Q
period 2005-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2005-05-04
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005

Common Shares, $.01 par value Series A Common Shares, $.01 par value	51,125,217 Shares 6,425,099 Shares

TELEPHONE AND DATA SYSTEMS, INC.

1ST QUARTER REPORT ON FORM 10-Q

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations -
Three Months Ended March 31, 2005 and 2004	3

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2005 and 2004	4

Consolidated Balance Sheets -
March 31, 2005 and December 31, 2004	5-6

Notes to Consolidated Financial Statements	7-20

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	21

Three Months Ended March 31, 2005 and 2004
U.S. Cellular Operations	25
TDS Telecom Operations	34
Recent Accounting Pronouncements	37
Financial Resources	37
Liquidity and Capital Resources	39
Application of Critical Accounting Policies and Estimates	44
Certain Relationships and Related Transactions	49
Safe Harbor Cautionary Statement	50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	54

Part II. Other Information

Item 1. Legal Proceedings	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per share amounts)

OPERATING REVENUES	$928,166	$870,512

OPERATING EXPENSES
Cost of services and products (exclusive of
depreciation, amortization and accretion expense
shown below)	333,864	311,393
Selling, general and administrative expense	350,045	330,643
Depreciation, amortization and accretion expense	168,817	155,452
Gain on assets held for sale	--	(143)

Total Operating Expenses	852,726	797,345

OPERATING INCOME	75,440	73,167

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	14,233	14,630
Interest and dividend income	7,819	2,896
Interest (expense)	(51,856)	(46,821)
Gain on investments	500	--
Other income (expense), net	(4,193)	(527)

Total Investment and Other Income (Expense)	(33,497)	(29,822)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	41,943	43,345
Income tax expense	16,148	20,105

INCOME BEFORE MINORITY INTEREST	25,795	23,240
Minority share of income	(5,250)	(3,508)

NET INCOME	20,545	19,732
Preferred dividend requirement	(50)	(50)

NET INCOME AVAILABLE TO COMMON	$20,495	$19,682

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,500	57,168
BASIC EARNINGS PER SHARE (Note 5)	$0.36	$0.34

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,823	57,424
DILUTED EARNINGS PER SHARE (Note 5)	$0.35	$0.34

DIVIDENDS PER SHARE	$0.175	$0.165

The accompanying notes to consolidated financial statements are an integral part of these statements.

3
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,545	$19,732
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	168,817	155,452
Deferred income taxes	(287)	16,392
Investment income	(14,233)	(14,630)
Minority share of income	5,250	3,508
Gain on assets held for sale	--	(143)
Gain on investments	(500)	--
Noncash interest expense	5,029	7,078
Other noncash expense	4,317	4,182
Changes in assets and liabilities
Change in accounts receivable	19,414	16,358
Change in materials and supplies	7,482	15,398
Change in accounts payable	(66,467)	(77,818)
Change in customer deposits and deferred revenues	3,573	7,273
Change in accrued taxes	21,618	6,438
Change in other assets and liabilities	(26,937)	(48,327)

	147,621	110,893

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(133,340)	(125,626)
Cash received from sale of assets	--	96,932
Acquisitions, net of cash acquired	(120,924)	(40,367)
Distributions from unconsolidated entities	1,520	3,683
Other investing activities	(1,490)	(3,362)

	(254,234)	(68,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	165,000	230,000
Issuance of long-term debt	112,588	--
Repayment of notes payable	(60,000)	(145,000)
Repayment of long-term debt	(127,710)	(5,128)
Repurchase of TDS Common shares	--	(8,399)
Proceeds from stock issued for benefit plans	13,576	13,261
Dividends paid	(10,122)	(9,503)
Other financing activities	131	(515)

	93,463	74,716

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,150)	116,869

CASH AND CASH EQUIVALENTS -
Beginning of period	1,168,581	937,651

End of period	$1,155,431	$1,054,520

The accompanying notes to consolidated financial statements are an integral part of these statements.

4
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,155,431	$1,168,581
Accounts receivable
Due from customers, less allowance of $13,522 and
$21,773, respectively	296,770	308,410
Other, principally connecting companies, less
allowance of $3,638 and $3,170, respectively	124,442	131,665
Deferred income tax asset	32,679	36,040
Materials and supplies, at average cost	83,020	91,556
Other current assets	61,548	73,965

	1,753,890	1,810,217

INVESTMENTS
Marketable equity securities	3,042,028	3,398,804
Licenses	1,358,725	1,228,801
Goodwill	823,249	823,259
Customer lists, net of accumulated amortization of
$36,930 and $34,630, respectively,	22,615	24,915
Investments in unconsolidated entities	220,553	206,763
Other investments, less valuation allowance
of $55,144 in both periods	22,397	23,039

	5,489,567	5,705,581

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,428,470	2,439,719
TDS Telecom	928,851	945,762

	3,357,321	3,385,481

OTHER ASSETS AND DEFERRED CHARGES	91,340	92,562

TOTAL ASSETS	$10,692,118	$10,993,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

5
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$15,106	$38,787
Notes payable	135,000	30,000
Accounts payable	256,840	323,256
Customer deposits and deferred revenues	122,952	119,380
Accrued taxes	93,016	76,266
Accrued compensation	42,006	71,707
Other current liabilities	83,570	81,927

	748,490	741,323

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,458,205	1,466,649
Derivative liability	863,530	1,210,500
Other deferred liabilities and credits	222,454	217,208

	2,544,189	2,894,357

LONG-TERM DEBT
Long-term debt, excluding current portion	1,987,229	1,974,599
Forward contracts	1,693,981	1,689,644

	3,681,210	3,664,243

MINORITY INTEREST IN SUBSIDIARIES	511,992	499,306

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS' EQUITY (Note 2)
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued 56,403,000
and 56,377,000 shares, respectively	564	564
Special Common Shares, par value $.01 per share;
authorized 20,000,000 shares;
no shares issued or outstanding	--	--
Series A Common Shares, par value $.01 per share; authorized
25,000,000 shares; issued and outstanding 6,425,000
and 6,421,000 shares, respectively	64	64
Additional paid-in capital	1,819,710	1,823,161
Treasury Shares, at cost:
5,278,000 and 5,362,000 Common Shares,
respectively	(439,038)	(449,173)
Accumulated other comprehensive income	368,022	373,505
Retained earnings	1,453,051	1,442,627

	3,202,373	3,190,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,692,118	$10,993,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

6
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 81.7%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), and TDS’s 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). In addition, the consolidated financial statements include all entities where TDS has a variable interest that will absorb a majority of the entity’s expected gains or losses, or both. All material intercompany accounts and transactions have been eliminated. Certain intercompany amounts related to providing wireless and landline telephone service and printing services have not been eliminated since the amounts are not material. The intercompany amounts not eliminated have no effect on income before income taxes and minority interest or net income.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and 2004 and the cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in the prior year have been reclassified to conform to current period presentation. The reclassifications had no impact on previously reported net income.

2.	Stock Dividend

On February 17, 2005, the TDS Board unanimously approved, and on April 11, 2005, the TDS shareholders approved an amendment (the “Amendment”) to the Restated Certificate of Incorporation of TDS to increase the authorized number of Special Common Shares of TDS from 20,000,000 to 165,000,000. Following such approval, the Amendment was filed with the Secretary of State of Delaware and became effective on April 11, 2005.

On February 17, 2005, the TDS Board also approved a distribution of one Special Common Share in the form of a stock dividend with respect to each outstanding Common Share and Series A Common Share of TDS (the “Distribution”), which will be effective May 13, 2005 to shareholders of record on April 29, 2005.

The Special Common Shares have a par value of $0.01. In the election of directors, the holders of Special Common Shares will vote together with the holders of Common Shares in the election of 25% of the directors (rounded up) plus one director (or four directors based on a board of twelve directors). Each Special Common Share will be entitled to one vote in the election of such directors. Other than the election of such directors, the Special Common Shares will have no votes except as otherwise required by law. Subject to the satisfaction of all Preferred Share dividend preferences, the holders of Special Common Shares will be entitled to receive the same dividend on a per share basis as the Common Shares and Series A Common Shares. The Special Common Shares are not convertible into any other class of common stock or any other security of TDS. Series A Common Shares are convertible on a share-for-share basis into either Common Shares or Special Common Shares.

7
Upon effectiveness of the stock dividend, prior periods earnings per share will be retroactively adjusted to give effect to the new capital structure. The tables below summarize the (i) pro forma number of shares to be distributed on the Common, Series A Common and Treasury shares; (ii) the pro forma effect on the March 31, 2005 balance sheet; and (iii) unaudited pro forma earnings per share data for the three years ended December 31, 2004 and the quarterly results for 2004 and 2005.

Shares outstanding as of March 31, 2005

(in thousands)
Common Shares (1)	51,125
Series A Common Shares	6,425
Treasury Shares - Common	5,278

Special Common Shares to be distributed	62,828

(1)	Excludes 5,277,869 Common Shares held by TDS as treasury shares and 484,012 Common Shares held by a subsidiary of TDS.

	March 31, 2005 As Reported	March 31, 2005 Pro forma
COMMON STOCKHOLDERS' EQUITY
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued 56,403,000 shares	$564	$564
Special Common Shares, par value $.01 per share;
authorized 20,000,000 and 165,000,000 shares, respectively;
62,828,000 shares to be issued	—	628
Series A Common Shares, par value $.01 per share; authorized
25,000,000 shares; issued and outstanding 6,425,000 shares	64	64
Additional paid-in capital	1,819,710	1,819,710
Treasury Shares, at cost:
Common Shares, 5,278,000 shares	(439,038)	(219,519)
Special Common Shares, 5,278,000 shares to be issued	—	(219,519)
Accumulated other comprehensive income	368,022	368,022
Retained earnings	1,453,051	1,452,423

	$3,202,373	$3,202,373

	Year Ended December 31,

	2004		2003		2002

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Basic Earnings per Share:

Income (loss) from continuing operations	$0.74	$0.37	$1.03	$0.51	$(16.85)	$(8.43)
Discontinued operations	0.11	0.06	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)

Net income (loss) available to common	$0.85	$0.43	$0.80	$0.40	$(16.97)	$(8.49)

Diluted Earnings per Share:

Income (loss) from continuing operations	$0.73	$0.36	$1.02	$0.51	$(16.85)	$(8.43)
Discontinued operations	0.11	0.06	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)

Net income (loss) available to common	$0.84	$0.42	$0.79	$0.40	$(16.97)	$(8.49)

8
	Quarter Ended

	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Basic Earnings per Share:
Income (loss) from continuing operations	$0.34	$0.17	$0.72	$0.36	$0.36	$0.18	$(0.69)	$(0.34)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02

Net income (loss) available
to common	$0.34	$0.17	$0.72	$0.36	$0.44	$0.22	$(0.65)	$(0.32)

Diluted Earnings per Share:
Income (loss) from continuing operations	$0.34	$0.17	$0.72	$0.36	$0.35	$0.18	$(0.69)	$(0.34)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02

Net income (loss) available
to common	$0.34	$0.17	$0.72	$0.36	$0.43	$0.22	$(0.65)	$(0.32)

	Quarter Ended March 31, 2005

	As Reported	Pro Forma

Basic Earnings per Share:

Net income available to common	$0.36	$0.18

Diluted Earnings per Share:

Net income available to common	$0.35	$0.18

3.	Summary of Significant Accounting Policies

Other Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom. One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Service Cost	$553	$591
Interest on accumulated benefit obligation	659	665
Expected return on plan assets	(558)	(337)
Amortization of:
Prior service cost	(279)	(179)
Net loss	288	237

Net postretirement cost	$663	$977

TDS has contributed $5.3 million to the postretirement plan assets during 2005.

9
Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $3.4 million and $3.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively,

TDS also sponsors an unfunded non-qualified deferred supplemental executive retirement plan to supplement the benefits under the qualified plan to offset the reduction of benefits caused by the limitation on annual employee compensation under the tax laws.

Stock-Based Compensation

TDS accounts for stock options, stock appreciation rights and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

No compensation costs have been recognized for stock options in 2005 and 2004 because, under TDS’s stock option plans, the option exercise price for each grant is equal to the quoted stock price at the grant date.

No compensation costs have been recognized for employee stock purchase plans because the purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with SFAS No. 123, TDS’s net income available to common and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per share amounts)
Net Income Available to Common
As reported	$20,495	$19,682
Pro forma expense	(2,314)	(2,362)

Pro forma net income available to common	$18,181	$17,320

Basic Earnings per Share
As reported	$0.36	$0.34
Pro forma expense per share	(0.04)	(0.04)

Pro forma basic earnings per share	$0.32	$0.30

Diluted Earnings per Share
As reported	$0.35	$0.34
Pro forma expense per share	(0.04)	(0.04)

Pro forma diluted earnings per share	$0.31	$0.30

Service Contract

During the first quarter of 2005, U.S. Cellular revised the accounting for a service contract that provided for scheduled annual increases in payments over the six year life of the contract. U.S. Cellular revised the accounting to recognize expense on a straight line basis rather than on a cash payment basis. In the first quarter of 2005, TDS recorded an out-of-period adjustment to cost of services and products of $2,244,000, representing the adjustment to reflect the cumulative effect of the expense that would have been recognized had the straight-line method previously been applied. Operating income was reduced by the $2,244,000 while net income, basic and diluted earnings per share decreased by $1,103,000, $0.02 and $0.02, respectively. The adjustment is not considered material to the projected current year or any prior years’ earnings, earnings trends or financial statement line items and no prior periods were adjusted.

10
Recent Accounting Pronouncements

Share-Based Payments

SFAS No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004 and becomes effective for TDS in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. TDS has reviewed the provisions of this statement and expects to record compensation expense for certain share-based payment transactions, primarily related to stock options, in the Statement of Operations upon adoption of this standard. See the “Stock-Based Compensation” disclosure above for a pro forma impact on net income and earnings per share.

Conditional Asset Retirement Obligations

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation”as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. TDS is currently reviewing the requirement of this Interpretation and has not yet determined the impact, if any, on TDS’s financial position or results of operations.

4.	Income Taxes

The following table summarizes the effective income tax expense (benefit) rates in each of the periods:

	Three Months Ended March 31,

	2005	2004

Effective Income Tax (Benefit) Rate From:
Operations excluding gain on assets held for sale	38.5%	40.8%
Gain on assets held for sale (1)	—	N/M
Income before income taxes and minority interest	38.5%	46.4%

N/M - (1)	Not Meaningful

The effective tax rate in the first quarter of 2004 related to the provision for Gain on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. ("AT&T Wireless") in February 2004, it was necessary for TDS to record a tax provision of $2.5 million at the time of this sale. However, book pretax income in the first quarter of 2004 reflected a $143,000 gain on assets held for sale, which was an adjustment of the $22.0 million loss on assets held for sale recorded in the fourth quarter of 2004 when the sale transaction was announced.

5.	Earnings per Share

Basic earnings per share is computed by dividing net income available to common by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average number of shares of common stock adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the potential conversion of Preferred Shares into Common and Special Common Shares.

11
The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock are as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$20,545	$19,732
Preferred dividend requirement	(50)	(50)

Net income available to common used in basic earnings per share	$20,495	$19,682

Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$20,495	$19,682
Minority income adjustment (1)	(114)	(48)

Net income available to common used in diluted earnings per share	$20,381	$19,634

Weighted average number of shares of Common Stock
used in basic earnings per share	57,500	57,168
Effects of Dilutive Securities:
Effects of stock options (2)	323	256
Conversion of preferred shares (3)	—	—

Weighted average number of shares of Common Stock
used in diluted earnings per share	57,823	57,424

Basic Earnings per Share	$0.36	$0.34

Diluted Earnings per Share	$0.35	$0.34

(1) (2) (3)	The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

Stock options convertible into 680,683 Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2005, because their effects were antidilutive. Stock options convertible into 709,031 Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2004 because their effects were antidilutive.

Preferred shares convertible into 74,666 Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2005, because their effects were antidilutive. Preferred shares convertible into 74,238 Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2004 because their effects were antidilutive.

6.	Marketable Equity Securities

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

12
TDS and its subsidiaries have entered into a number of forward contracts related to the marketable equity securities that they hold. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other-than-temporary loss being recorded on these contracted securities.

Information regarding TDS’s marketable equity securities is summarized as follows:

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,626,608	$2,960,521
Vodafone Group Plc - 12,945,915 American Depositary Receipts	343,844	354,459
VeriSign, Inc. - 2,361,333 Common Shares	67,770	79,341
Rural Cellular Corporation - 719,396 equivalent Common Shares	3,805	4,482
Other	1	1

Aggregate fair value	3,042,028	3,398,804
Accounting cost basis	1,543,677	1,543,677

Gross unrealized holding gains	1,498,351	1,855,127
Equity method unrealized gains	261	261
Income tax (expense)	(585,021)	(724,257)
Minority share of unrealized holding gains	(12,561)	(13,385)

Unrealized holding gains, net of tax and minority share	901,030	1,117,746
Derivative instruments, net of tax and minority share	(533,008)	(744,241)

Accumulated other comprehensive income	$368,022	$373,505

7.	Goodwill

TDS has substantial amounts of goodwill as a result of the acquisition of wireless markets, and the acquisition of operating telephone companies. The changes in goodwill for the three months ended March 31, 2005 and 2004, were as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC” in the table.

		TDS Telecom

(Dollars in thousands)	U.S. Cellular	ILEC	CLEC (1)	All Other (2)	Total

Balance December 31, 2004	$425,918	$397,341	$—	$—	$823,259
Acquisitions	—	—	—	—	—
Other Adjustments	(10)	—	—	—	(10)

Balance March 31, 2005	$425,908	$397,341	$—	$—	$823,249

Balance December 31, 2003	$430,256	$397,341	$29,440	$30,900	$887,937
Acquisitions	3,649	—	—	—	3,649
Other Adjustments	(655)	—	—	—	(655)

Balance March 31, 2004	$433,250	$397,341	$29,440	$30,900	$890,931

(1) (2)	In December 2004, TDS Telecom concluded that the CLEC goodwill was impaired, and recorded a $29.4 million loss on impairment of intangible assets. This reduced the goodwill balance to zero.

Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary. This investment was sold to ALLTEL in November 2004.

13
8.	Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

Significant investments in TDS’s unconsolidated entities include the following:

	March 31, 2005	March 31, 2004

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	—	8.0%
Midwest Wireless Communications, LLC	15.2%	15.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)	As a result of the agreement with ALLTEL, U.S. Cellular's investment in this partnership was sold to ALLTEL on November 30, 2004.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Results of operations
Revenues	$729,000	$649,000
Operating expenses	518,000	477,000

Operating income	211,000	172,000
Other income (expense), net	8,000	4,000

Net Income	$219,000	$176,000

9.	Customer Lists

Customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the first quarter of 2004 added $12.9 million to the gross balance of customer lists. Amortization expense was $2.3 million and $3.1 million for the first quarter of 2005 and 2004, respectively. Amortization expense for the remainder of 2005 and for the years 2006-2009 is expected to be $5.9 million, $5.4 million, $3.6 million, $2.4 million and $1.6 million, respectively.

10.	Property, Plant and Equipment

U.S. Cellular reviews the useful lives of its property, plant and equipment, including leasehold improvements, annually during the first quarter. The useful lives of all leasehold improvements range from three to ten years; for leasehold improvements related to cell site leases entered into in 2005, the useful life was changed to four years, compared to ten years on leasehold improvements related to cell site leases entered into prior to 2005. This change better approximates the shorter of the assets’ economic lives or the specific lease terms.

TDS Telecom reviewed the useful lives of its property, plant and equipment in the first quarter of 2005. There were no changes made to useful lives of TDS Telecom assets.

14
11.	Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At March 31, 2005, this credit facility had $596.6 million available for use, net of $3.4 million of outstanding letters of credit. This credit facility expires in December 2009. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. At March 31, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 2.87% at March 31, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 5.75% at March 31, 2005).

TDS also has $75 million of direct bank lines of credit at March 31, 2005, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate (the prime rate was 5.75% at March 31, 2005).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2005, this credit facility had $564.8 million available for use, net of borrowings of $135.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in December of 2009. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At March 31, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 2.87% at March 31, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 5.75% at March 31, 2005).

12.	Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability, which is included in other deferred liabilities and credits on the Balance Sheet, and related asset retirement obligation accretion expense, reflected in depreciation, amortization and accretion expense in the Statement of Operations. The asset retirement obligation, included in other deferred liabilities and credits, calculated in accordance with the provisions of SFAS No. 143 at March 31, 2005 was $75.0 million.

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up the asset retirement obligation amounts shown on the Balance Sheet. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at March 31, 2005 was $34.3 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 at March 31, 2005 was $31.9 million.

TDS Telecom’s competitive local exchange carrier does not have a material legal obligation to remove long-lived assets as described by SFAS No. 143. TDS Telecom is reviewing FASB Interpretation No. 47 to determine the impact, if any, on the competitive local exchange carrier operations.

The table below summarizes the changes in asset retirement obligations during the three months ended March 31, 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)
Beginning Balance - December 31, 2004	$72,534	65,000	$137,534
Additional liabilities accrued	678	1,467	2,145
Accretion expense	1,792	—	1,792
Costs of removal incurred in 2005	—	(227)	(227)

Ending Balance - March 31, 2005	$75,004	66,240	$141,244

15
13.	Long-Term Debt

On March 31, 2005, TDS issued $116.25 million in aggregate principal amount of unsecured 6.625% senior notes due March 31, 2045. Interest on the notes is payable quarterly. TDS may redeem the notes, in whole or in part, at any time on and after March 31, 2010, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $112.6 million.

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries paid prepayment penalties of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statement of Operations. The RUS and RTB debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 5.5% and maturity of approximately 12 years.

TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

14.	Minority Interest in Subsidiaries

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2103.

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $116.0 million at March 31, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2005 is $30.8 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $85.2 million is primarily due to the unrecognized appreciation of the minority interest holders’share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.	Common Share Repurchase Programs

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. As market conditions warrant, TDS may repurchase Common Shares on the open market or at negotiated prices in private transactions, at prices approximating then existing market prices. TDS may use repurchased shares to fund acquisitions and for other corporate purposes.

16
No TDS Common Shares were repurchased in the first quarter of 2005. As of March 31, 2005, shares remaining available for repurchase under this authorization totaled 824,300. In the three months ended March 31, 2004, TDS repurchased 40,300 Common Shares under this authorization for an aggregate purchase price of $2.8 million, representing an average per share price of $69.82, including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

U.S. Cellular’s primary repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first quarter of 2005 or 2004.

16.	Acquisitions, Divestitures and Exchanges

First Quarter 2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount due to the FCC for the 17 licenses is $129.9 million, net of all bidding credits to which Carroll Wireless is entitled as a designated entity. These 17 licensed areas cover portions of 11 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

In March 2005, Carroll Wireless increased the amount on deposit with the FCC to $129.9 million, from $9 million initially deposited in 2004, and filed an application with the FCC seeking a grant of the subject licenses. TDS expects that the FCC will grant the licenses in the second quarter of 2005. The $129.9 million deposited with the FCC is included in licenses on the Balance Sheet. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

In the first quarter of 2005, TDS adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.5 million due to a working capital adjustment which was finalized in the first quarter of 2005 related to the entities sold in which TDS previously owned a noncontrolling investment interest.

First Quarter 2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, subject to a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and subsequent $0.1 million and $0.6 million reductions of the loss in the first and second quarters of 2004, respectively) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

In the first quarter of 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively, in the first quarter of 2004.

17
17.	Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)

Marketable Equity Securities
Balance, beginning of period	$1,117,746	$738,120
Add (deduct):
Unrealized losses on marketable equity securities	(356,776)	(50,429)
Income tax benefit	139,236	19,719

	(217,540)	(30,710)
Minority share of unrealized losses	824	1,255

Net change in unrealized losses on marketable equity
securities in comprehensive income	(216,716)	(29,455)

Balance, end of period	$901,030	$708,665

Derivative Instruments
Balance, beginning of period	$(744,241)	$(441,300)
Add (deduct):
Unrealized loss on derivative instruments	347,018	98,045
Income tax benefit	(135,426)	(38,295)

	211,592	59,750
Minority share of unrealized losses	(359)	(1,320)

Net change in unrealized losses on derivative instruments
included in comprehensive income	211,233	58,430

Balance, end of period	$(533,008)	$(382,870)

Accumulated Other Comprehensive Income
Balance, beginning of period	$373,505	$296,820
Net change in marketable equity securities	(216,716)	(29,455)
Net change in derivative instruments	211,233	58,430

Net change in unrealized gains (losses) included in comprehensive income	(5,483)	28,975

Balance, end of period	$368,022	$325,795

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)

Comprehensive Income
Net Income	$20,545	$19,732
Net change in unrealized gains (losses) included in comprehensive income	(5,483)	28,975

	$15,062	$48,707

18
18.	Business Segment Information

Financial data for TDS’s business segments for the three month period ended or at March 31, 2005 and 2004 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at March 31, 2005		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$708,435	$161,777	$59,215	$(1,261)	$928,166

Cost of services and products	266,959	43,610	24,092	(797)	333,864
Selling, general and administrative
expense	277,989	43,258	29,262	(464)	350,045

Operating income before depreciation,
amortization and accretion (2)	163,487	74,909	5,861	—	244,257
Depreciation, amortization and
accretion expense	127,250	34,264	7,303	—	168,817

Operating income (loss)	36,237	40,645	(1,442)	—	75,440
Significant noncash items:
Investment income	13,919	175	—	139	14,233
Gain (loss) on investments	551	(51)	—	—	500
Marketable equity securities	274,079	—	—	2,767,949	3,042,028
Investment in unconsolidated entities	176,367	19,896	—	24,290	220,553
Total assets	5,253,264	1,729,666	147,605	3,561,583	10,692,118
Capital expenditures	$112,243	$16,142	$4,214	$741	$133,340

Three Months Ended or at March 31, 2004		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other(1)	Total
Operating revenues	$657,650	$159,119	$54,736	$(993)	$870,512

Cost of services and products	257,411	34,517	20,047	(582)	311,393
Selling, general and administrative
expense	258,206	43,411	29,437	(411)	330,643

Operating income before depreciation,
amortization and accretion, and
(gain) loss on assets held for sale (2)	142,033	81,191	5,252	—	228,476
Depreciation, amortization and
accretion expense	113,894	32,547	9,011	—	155,452
(Gain) loss on assets held for sale	(143)	—	—	—	(143)

Operating income (loss)	28,282	48,644	(3,759)	—	73,167
Significant noncash items:
Investment income	14,287	175	—	168	14,630
Marketable equity securities	248,403	—	—	2,473,582	2,721,985
Investment in unconsolidated entities	174,297	19,780	—	24,739	218,816
Total assets	4,848,927	1,815,029	233,817	3,239,825	10,137,598
Capital expenditures	$100,535	$17,616	$6,456	$1,019	$125,626

(1) (2)	Consists of the TDS Corporate operations, TDS Telecom intercompany revenue and expense eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

Operating income before depreciation, amortization and accretion and operating income before depreciation, amortization and accretion, and (gain) loss on assets held for sale are measures of profit and loss used by the chief operating decision maker to review the operating performance of each reportable business segment and is reported above in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Total operating income from reportable segments	$75,440	$73,167
Total Investment and other income (expense)	(33,497)	(29,822)

Income before income taxes and minority interest	$41,943	$43,345

19
19.	Commitments and Contingencies

Indemnifications

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless. As of March 31, 2005, TDS has recorded liabilities of $9.3 million relating to this indemnity.

Legal Proceedings

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements.

Regulatory Environment

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

20
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS) is a diversified telecommunications company providing high-quality telecommunications services to approximately 6.3 million wireless telephone customers and wireline telephone equivalent access lines. TDS conducts substantially all of its wireless telephone operations through its 81.7%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements and footnotes included herein, and with TDS’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read this entire Management’s Discussion and Analysis of Financial Condition and Results of Operations and not rely solely on the overview.

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

U.S. Cellular’s operating income in the three months ended March 31, 2005 increased $7.9 million, or 28%, to $36.2 million from $28.3 million in 2004. The operating income margins (as a percent of service revenues) were 5.4% in 2005 and 4.6% in 2004. Although operating income and margins improved in 2005, TDS expects that there will be pressure on U.S. Cellular’s operating income and margins in the next few years related to the following factors:

  costs of customer acquisition and retention;
  effects of competition;
  increased customer use of its services;
  launching service in new areas;
  reduced inbound roaming revenues; and
  continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:

  reduced per minute costs for usage on U.S. Cellular’s network and for outbound roaming usage;
  expansion of revenues from additional customers, data-related services and newly launched markets; and
  reduced amortization expense as the customer list asset balances decline.

See “U.S. Cellular Operations.”

21

TDS Telecom — TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service and Internet access, to rural, suburban and selected small urban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including competitive local exchange carrier operations, by leveraging TDS Telecom’s strength as an incumbent local exchange carrier. TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. TDS Telecom’s strategy includes gaining additional market share and deepening penetration of vertical services within established markets.

TDS Telecom’s operating income in the three months ended March 31, 2005 decreased $5.7 million, or 13% to $39.2 million from $44.9 million in 2004. The operating income margins were 17.8% in 2005 and 21.1% in 2004. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2005 primarily through the increase in penetration of existing markets by its competitive local exchange operations.

See “TDS Telecom Operations.”

Financing Initiatives

TDS and its subsidiaries had cash and cash equivalents totaling $1,155.4 million, $1,161.4 million of revolving credit facilities available for use and an additional $75 million of bank lines of credit as of March 31, 2005. TDS and its subsidiaries are also generating substantial internal funds from operations. Cash flows from operating activities totaled $147.6 million in the three months ended March 31, 2005. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets. Management believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures. TDS continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

On March 31, 2005, TDS issued $116.25 million in aggregate principal amount of unsecured 6.625% senior notes due March 31, 2045. Interest on the notes is payable quarterly. TDS may redeem the notes, in whole or in part, at any time on and after March 31, 2010, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $112.6 million.

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries paid prepayment penalties of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statement of Operations.

See “Financial Resources”and “Liquidity and Capital Resources.”

22

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating Revenues increased $57.7 million, or 7%, to $928.2 million during the three months ended March 31, 2005 from $870.5 million during the three months ended March 31, 2004, primarily as a result of a 12% increase in customers and equivalent access lines served. U.S. Cellular’s operating revenues increased $50.7 million, or 8%, to $708.4 million in 2005 from $657.7 million in 2004 as customers served increased by 580,000, or 13%, since March 31, 2004, to 5,127,000. Of the 13% increase in customers since March 31, 2004, 613,000 were added through U.S. Cellular’s marketing (including reseller) channels while 33,000 net customers were subtracted as a result of divestiture activities, primarily the divestiture to ALLTEL in November of 2004. TDS Telecom operating revenues increased $6.8 million, or 3%, to $219.7 million in 2005 from $212.9 million in 2004 as equivalent access lines increased by 70,800 or 6%, since March 31, 2004, to 1,172,000. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $55.4 million, or 7%, to $852.7 million in 2005 from $797.3 million in 2004 primarily reflecting growth in operations. U.S. Cellular’s operating expenses increased $42.8 million, or 7%, to $672.2 million in 2005 from $629.4 million in 2004 primarily reflecting costs associated with providing service to an expanding customer base. TDS Telecom’s expenses increased $12.5 million, or 7%, to $180.5 million in 2005 from $168.0 million in 2004 primarily reflecting increased cost of goods sold for digital subscriber lines and long distance services, and costs related to additional competitive local exchange carrier customers.

Operating Income increased $2.2 million, or 3%, to $75.4 million in 2005 from $73.2 million in 2004. The operating margin was 8.4% in 2005 and 8.4% in 2004 on a consolidated basis. U.S. Cellular’s operating income increased $7.9 million, or 28%, to $36.2 million from $28.3 million in 2004 and its operating margin, as a percentage of service revenues, increased to 5.4% in 2005 from 4.6% in 2004. TDS Telecom’s operating income decreased $5.7 million, or 13%, to $39.2 million in 2005 from $44.9 million in 2004 and its operating margin decreased to 17.8% in 2005 from 21.1% in 2004.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments and interest expense. Investment and other income (expense) totaled $(33.5) million in 2005 and ($29.8) million in 2004.

Investment income decreased $0.4 million, or 3%, to $14.2 million in 2005 from $14.6 million in 2004. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting. Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005. TDS estimates equity income for the Los Angeles investment and most other investments based on the prior quarter’s actual income. The decrease in investment income is a result of the divestitures of certain investment markets to ALLTEL in November 2004.

Interest and dividend income increased $4.9 million to $7.8 million in 2005 from $2.9 million in 2004 primarily due to higher average rates of interest earned on investments in 2005 than 2004.

Deutsche Telekom paid a dividend of EUR 0.62 per share in April 2005. Using a weighted-average exchange rate of $1.30 per EUR, TDS will record dividend income of $105.7 million, before taxes, in the second quarter of 2005.

Interest expense increased $5.1 million, or 11%, to $51.9 million in 2005 from $46.8 million in 2004 primarily due to interest expense on forward contracts being $4.6 million higher in the three months ended March 31, 2005 than in the same period of 2004 as a result of higher interest rates on variable rate forward contracts. Interest expense in the three months ended March 31, 2005 increased by $8.0 million from the issuances of 30-year 7.5% senior notes and 6.7% senior notes by U.S. Cellular in June 2004 but was largely offset by a $4.6 million and $2.5 million reduction of interest, respectively, from the redemptions of U.S. Cellular’s Liquid Yield Option Notes in July 2004 and 7.25% senior notes in August 2004.

Gain on investments totaled a net gain of $0.5 million in 2005. The net gain reflects the working capital adjustment recorded on the investment interests sold by U.S. Cellular and TDS Telecom to ALLTEL in November 2004.

23

Other income (expense), net totaled $(4.2) million in 2005 and $(0.5) million in 2004. The VeriSign derivative resulted in a loss of $0.1 million in 2005 compared to a gain of $1.0 million in 2004. In 2005, TDS Telecom recorded a $0.6 million expense prepayment penalty on the repayment of debt as well as a $0.1 million write off of unamortized debt issuance costs.

Income Tax Expense decreased $4.0 million, or 20%, to $16.1 million in 2005 from $20.1 million in 2004 primarily due to a $2.5 million provision in 2004 recorded upon the completion of the sale of assets by U.S. Cellular to AT&T Wireless in February 2004. The effective tax rate was 38.5% in 2005 and was 46.4% in 2004. For further analysis and discussion of TDS’s effective tax rates in 2005 and 2004, see Note 4 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders'	$(3,068)	$(1,650)
Minority Shareholders' or Partners'	(2,156)	(1,861)

	(5,224)	(3,511)
Other	(26)	3

	$(5,250)	$(3,508)

Net Income Available to Common totaled $20.5 million, or $0.35 per diluted share, in 2005 and $19.7 million, or $0.34 per diluted share, in 2004.

24

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 81.7%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. Growth in the customer base is the primary reason for the growth in U.S. Cellular’s revenues and expenses. The number of customers served increased by 13% since March 31, 2004, to 5,127,000 from 4,547,000, due to customer additions from its marketing channels.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 229 wireless markets as of March 31, 2005. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of March 31, 2005 follows:

Number of Markets

Consolidated markets (1)	175
Consolidated markets to be acquired pursuant to existing agreements (2)	30
Minority interests accounted for using equity method (3)	19
Minority interests accounted for using cost method (4)	5

Total markets to be owned after completion of pending transactions	229

(1) (2) (3) (4)	U.S. Cellular owns a controlling interest in each of these markets.

U.S. Cellular owns rights to acquire controlling interests in 30 additional wireless licenses, 20 of which result from an acquisition agreement with AT&T Wireless Services, Inc. ("AT&T Wireless"), now Cingular Wireless LLC ("Cingular"), which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. Carroll Wireless, L.P. ("Carroll Wireless"), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes, was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission ("FCC") as Auction 58. Of the 17 licenses for which it was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular's currently owned or acquirable markets. In a separate agreement, U.S. Cellular agreed to purchase a controlling interest in one license from Cingular. U.S. Cellular completed such purchase from Cingular on April 1, 2005.

Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended March 31,

	2005	2004

As of March 31, (1a)
Total market population (2)	44,576,000	45,581,000
Total customers (3)	5,127,000	4,547,000
Market penetration (4)	11.50%	9.98%
Total full-time equivalent employees	7,000	6,175
Cell sites in service	4,899	4,122
For the Three Months Ended March 31, (1b)
Net customer additions (5)	182,000	196,000
Net retail customer additions (5)	123,000	144,000
Average monthly service revenue per customer (6)	$44.28	$46.16
Postpay churn rate per month (7)	1.5%	1.3%
Sales and marketing cost per gross customer addition (8)	$394	$371

(1a) (1b)	Amounts in 2005 do not include (i) the six markets sold to AT&T Wireless in February 2004, or (ii) the two markets sold to ALLTEL in November 2004. Amounts in 2004 do not include the six markets sold to AT&T Wireless in February 2004.

Amounts in 2004 include (i) the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004; and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period. Amounts in 2005 exclude (i) the results of the six markets sold to AT&T Wireless in February 2004 for the entire period; and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period.

25
(2) (3)	Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, including one additional market consolidated at March 31, 2004, pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") as of January 1, 2004. This market was subsequently sold in November 2004 and not included at March 31, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular's consolidated customer base as of March 31, 2005 or 2004.

U.S. Cellular's customer base consists of the following types of customers:

	March 31,

	2005	2004

Customers on postpay service plans in which the end user
is a customer of U.S. Cellular ("postpay customers")	4,378,000	4,041,000

End user customers acquired through U.S. Cellular's
agreement with a third party ("reseller customers") *	526,000	367,000

Total postpay customer base	4,904,000	4,408,000
Customers on prepaid service plans in which the end user
is a customer of U.S. Cellular ("prepaid customers")	223,000	139,000

Total customers	5,127,000	4,547,000

*	Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4) (5) (6)	Calculated using 2004 and 2003 Claritas population estimates for 2005 and 2004, respectively. "Total market population" is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

"Net customer additions" represents the number of net customers added to U.S. Cellular's overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. "Net retail customer additions" represents the number of net customers added to U.S. Cellular's customer base, excluding its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. Full-year 2005 estimates for U.S. Cellular's net retail customer additions are included in the overall discussion of full-year 2005 estimates under "Operating Income."

Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended or At March 31,

	2005	2004

Service Revenues per Statement of Operations	$668,792	$619,382
Divided by average customers during period (000s)*	5,035	4,473
Divided by number of months in each period	3	3

Average monthly service revenue per customer	$44.28	$46.16

*	"Average customers during period" is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of each period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular owned such customers during each period.

(7) (8)	Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customer numbers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular's network if the reseller elects to reuse the customer telephone number; as a result, only those reseller customer numbers that are disconnected from U.S. Cellular's network are counted in the number of postpay disconnects. The calculation divides the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

For a discussion of the components of this calculation, see "Operating Expenses - Selling, General and Administrative."

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, subject to a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. The southern Texas markets sold to AT&T Wireless are included in consolidated operations from January 1, 2004 through February 17, 2004.

26
Operating revenues increased $50.7 million, or 8%, to $708.4 million in 2005 from $657.7 million in 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Retail service	$589,674	$540,228
Inbound roaming	29,883	42,499
Long-distance and other service revenues	49,235	36,655

Service Revenues	668,792	619,382
Equipment sales	39,643	38,268

	$708,435	$657,650

Service revenues increased $49.4 million, or 8%, to $668.8 million in 2005 from $619.4 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $44.28 in the first three months of 2005, and $46.16 in the first three months of 2004. See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $49.5 million, or 9%, to $589.7 million in 2005 from $540.2 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenue from data services were the primary reasons for the increase in retail service revenue. The number of customers increased 13% to 5,127,000 at March 31, 2005, from 4,547,000 at March 31, 2004, primarily reflecting 613,000 net new customer additions from U.S. Cellular’s marketing distribution (including reseller) channels over the past twelve months. Revenues from data products and services increased to $28.8 million in 2005 from $10.8 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets. Monthly retail minutes of use per customer increased to 584 in 2005 from 491 in 2004. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. Management anticipates that growth in the customer base in U.S. Cellular’s wireless markets will be slower in the future, primarily as a result of the increased competition in its markets and the increasing maturity of the wireless marketplace. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

The impact on retail service revenue of the increase in average monthly retail minutes of use was offset by a decrease in average revenue per minute of use in 2005. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 11% at March 31, 2004 to 15% at March 31, 2005. Also, as of January 1, 2005, U.S. Cellular changed its accounting for certain fees charged when customers disconnect service prior to the end of their contracts, to begin recording revenue for such fees only as collected. This change reduced both retail service revenues and bad debt expense by $7.7 million compared to 2004 when it recorded both revenue and bad debt expense related to such fees.

As a result, average monthly retail service revenue per customer decreased 3% to $39.04 in 2005 from $40.26 in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. Management anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $12.6 million, or 30%, to $29.9 million in 2005 from $42.5 million in 2004. The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. Also contributing to the decrease in inbound roaming revenue in 2005 was the effect of the sale of markets to AT&T Wireless and ALLTEL in 2004; these markets had historically provided substantial amounts of inbound roaming revenue. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry.

27
U.S. Cellular anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

  newer customers may roam less than existing customers, reflecting further penetration of the consumer market;
  U.S. Cellular's roaming partners may switch their business from U.S. Cellular to other operators or to their own systems; and
  as certain wireless operators convert their networks to Global System for Mobile Communication (“GSM”) digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access (“TDMA”) service, those operators may switch their business to other operators which offer GSM service.

U.S. Cellular also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $12.5 million, or 34%, to $49.2 million in 2005 from $36.7 million in 2004. The increase primarily reflected a $13.1 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds. Of this amount, approximately $5.1 million represented a one-time reimbursement related to filings for prior periods. This increase was partially offset by a $1.2 million decrease in long-distance revenue, which primarily reflected price reductions related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $1.3 million, or 3%, to $39.6 million in 2005 from $38.3 million in 2004. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new to U.S. Cellular or are current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers. Equipment sales revenues have grown less significantly than cost of equipment sold in the three months ended March 31, 2005 due to the continued substantial discounting of handsets. This trend is occurring throughout the wireless industry.

Equipment sales revenues from handset sales to agents are recognized upon delivery of the related products to the agents, net of anticipated agent rebates. In most cases, the agents receive the rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or retain current customers.

Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), one of the primary drivers of equipment sales revenues, increased 7% in 2005. The revenues from handsets provided to current customers for retention purposes declined slightly, partially reducing the growth in equipment sales revenues. In 2005, U.S. Cellular continued to focus on retaining customers by offering existing customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached; the volume of such transactions declined in 2005 compared to 2004.

Operating expenses increased $42.8 million, or 7%, to $672.2 million in 2005 from $629.4 million in 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
System operations (exclusive of depreciation,
amortization and accretion included below)	$140,066	$137,523
Cost of equipment sold	126,893	119,888
Selling, general and administrative	277,989	258,206
Depreciation, amortization and accretion	127,250	113,894
(Gain) loss on assets held for sale	—	(143)

	$672,198	$629,368

28

System operations expenses (excluding depreciation, amortization and accretion) increased $2.6 million, or 2%, to $140.1 million in 2005 from $137.5 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The factors affecting system operations expenses in 2005 were as follows:

  a 19% increase in the number of cell sites within U.S. Cellular’s systems, to 4,899 in 2005 from 4,122 in 2004, as U.S. Cellular continues to expand and enhance coverage in its service areas by launching operations in new markets and continuing growth in existing markets;
  increases in minutes of use on U.S. Cellular's systems and by its customers using other systems when roaming; and
  an ongoing reduction both in the per-minute cost of usage on U.S. Cellular's systems and in negotiated roaming rates.

System operations expenses were also affected by the following:

  maintenance, utility and cell site expenses increased $8.3 million as the number of cell sites increased 19% in 2005;
  the cost of minutes of use on U.S. Cellular's systems increased $9.2 million, or 20%, as total minutes used on U.S. Cellular's systems increased 35% in 2005;
  the effect of revising the accounting for a service contract to recognize expense on a straight-line basis rather than on a cash payment basis, which resulted in an out-of-period adjustment that increased system operations expenses by $2.2 million; and
  expenses incurred when U.S. Cellular’s customers used other systems while roaming decreased $14.9 million, or 30%, due to the reduction in cost per minute, primarily resulting from the reduction in negotiated roaming rates; the availability of U.S. Cellular systems in markets launched in 2004 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and the sales of markets to AT&T Wireless and ALLTEL in 2004.

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

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks. As the recently launched markets have historically been among U.S. Cellular’s customers’ most popular roaming destinations, management anticipates that the continued integration of these markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its systems and a corresponding decrease in minutes of use by its customers on other systems, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other systems. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future, to the extent that its customers use its systems rather than other carriers’ networks.

Cost of equipment sold increased $7.0 million, or 6%, to $126.9 million in 2005 from $119.9 million in 2004. The increase was primarily due to the 7% increase in gross customer activations. In addition, the overall cost per handset increased in the first three months of 2005 as more customers purchased higher priced, data-enabled handsets. These handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services. These effects were partially offset by a decrease in the cost of handsets provided to customers for retention purposes as the number of retention transactions decreased in 2005.

Selling, general and administrative expenses increased $19.8 million, or 8%, to $278.0 million in 2005 from $258.2 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

29

The increase in selling, general and administrative expenses in the first three months of 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 13% increase in U.S. Cellular’s customer base and a 13% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

  a $5.2 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;
  a $3.5 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies; such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services;
  a $2.4 million increase in expenses related to payments into the federal universal service fund, primarily driven by an increase in retail service revenues, upon which payments into the fund are based; most of these payments are offset by increases in retail service revenues for amounts passed through to customers; and
  a $7.5 million decrease in bad debt expense, primarily attributable to a change in U.S. Cellular’s accounting as of January 1, 2005 for certain fees charged when customers disconnect service prior to the end of their contracts; in 2005, U.S. Cellular began recording revenue for such fees only as collected, reducing both retail service revenues and bad debt expense by $7.7 million compared to 2004 when it recorded both revenue and bad debt expense related to such fees.

Sales and marketing cost per gross customer activation increased 6% to $394 in 2005 from $371 in 2004, primarily due to increased handset subsidies. Management uses this measurement to assess both the cost of acquiring customers on a per gross customer activation basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Statement of Operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$120,386	$110,458
Cost of equipment sold to new customers (2)	95,242	83,458
Less equipment sales revenue from new customers (3)	(47,793)	(46,463)

Total costs	$167,835	$147,453
Gross customer activations (000s) (4)	426	397

Sales and marketing cost per gross customer activation	$394	$371

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$277,989	$258,206
Less expenses related to serving and retaining customers	(157,603)	(147,748)

Selling, general and administrative expenses related to
the acquisition of new customers	$120,386	$110,458

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Cost of equipment sold as reported	$126,893	$119,888
Less cost of equipment sold related to the retention of
existing customers	(31,651)	(36,430)

Cost of equipment sold to new customers	$95,242	$83,458

30
(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Equipment sales revenue as reported	$39,643	$38,268
Less equipment sales revenues related to the retention of
existing customers, excluding agent rebates	(5,437)	(6,048)
Add agent rebate reductions of equipment sales revenues
related to the retention of existing customers	13,587	14,243

Equipment sales revenues from new customers	$47,793	$46,463

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased 9% to $13.07 in 2005 from $14.34 in 2004. Management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands, except per customer amounts)
Components of cost (1) Selling, general and administrative
expenses as reported	$277,989	$258,206
Less selling, general and administrative expenses
related to the acquisition of new customers	(120,386)	(110,458)
Add cost of equipment sold related to the
retention of existing customers	31,651	36,430
Less equipment sales revenues related to the
retention of existing customers, excluding agent rebates	(5,437)	(6,048)
Add agent rebate reductions of equipment sales
revenues related to the retention of existing customers	13,587	14,243

Net cost of serving and retaining customers	$197,404	$192,373
Divided by average customers during period (000s) (2)	5,035	4,473
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$13.07	$14.34

(1) (2)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $13.4 million, or 12%, to $127.3 million in 2005 from $113.9 million in 2004. The majority of the increase reflects rising average fixed asset balances, which increased 13% in 2005. Increased fixed asset balances in 2005 resulted from the following factors:

  the addition of 777 new cell sites to U.S. Cellular's network since March 31, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and
  the addition of digital radio channels and switching capacity to U.S. Cellular's network to accommodate increased usage.

See “Financial Resources”and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

  $4.3 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and
  $2.3 million of writeoffs of TDMA equipment related to its disposal or consignment for future sale.

31
In 2004, $7.4 million of additional depreciation expense was recorded to reflect the change in useful lives of certain TDMA radio equipment, switch software and antenna equipment.

Amortization expense decreased $1.8 million, or 16%, to $9.4 million in 2005 from $11.2 million in 2004, primarily representing a $1.2 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002, and a $1.1 million decrease in the amortization of U.S. Cellular’s office systems, including its customer billing and information system.

Operating Income

Operating income increased $7.9 million, or 28%, to $36.2 million in 2005 from $28.3 million in 2004. The operating income margins (as a percent of service revenues) were 5.4% in 2005 and 4.6% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, partially offset by the following factors:

  increased minutes of use and cell sites in service;
  increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;
  increased equipment subsidies, primarily due to the increase in the number of handsets sold to new customers as well as the increased subsidy per handset; and
  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network.

U.S. Cellular expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the 2005 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and expects to begin sales and marketing operations in the St. Louis area in 2005 and in other areas in subsequent years. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular anticipates that operating income will range from $180 million to $220 million for the full year of 2005, including approximately $530 million of anticipated depreciation, amortization and accretion expenses, compared to $177.8 million of operating income in 2004.

U.S. Cellular anticipates that service revenues will total approximately $2.9 billion for the full year of 2005, compared to service revenues of $2.65 billion in 2004. The anticipated service revenue growth in 2005 reflects the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net retail customer activations, excluding net customer activations from its reseller distribution channels, will total 475,000 to 525,000 for the full year of 2005.

The above estimates of 2005 operating income; depreciation, amortization and accretion expenses; service revenues; and net retail customer activations include the impact of commercially launching service in the St. Louis market during the third quarter of 2005. These estimates were initially announced by U.S. Cellular on March 18, 2005 and continue to represent management’s views as of the date of filing of this Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS and U.S. Cellular undertake no duty to update such information whether as a result of new information, future events or otherwise.

U.S. Cellular anticipates that its net costs associated with customer growth, service and retention, initiation of new services, launches in new markets and fixed asset additions will continue to grow. U.S. Cellular anticipates that its net customer retention costs will increase in the future as its customer base grows, as competitive pressures continue and as per unit handset costs increase without compensating increases in the per unit sales price of handsets to customers and agents.

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

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 70,800 or 6%, since March 31, 2004 to 1,172,000. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 734,000 equivalent access lines at March 31, 2005, a 2% (11,600 equivalent access lines) increase from 722,400 equivalent access lines at March 31, 2004.

TDS Telecom’s competitive local exchange carrier subsidiary served 438,000 equivalent access lines at March 31, 2005, a 16% (59,200 equivalent access lines) increase from 378,800 equivalent access lines served at March 31, 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$161,777	$159,119
Operating Expenses	121,132	110,475

Operating Income	40,645	48,644

Competitive Local Exchange Carrier Operations
Operating Revenues	59,215	54,736
Operating Expenses	60,657	58,495

Operating (Loss)	(1,442)	(3,759)

Intercompany revenue elimination	(1,261)	(993)
Intercompany expense elimination	(1,261)	(993)

TDS Telecom Operating Income	$39,203	$44,885

Operating income decreased $5.7 million, or 13%, to $39.2 million in the three months ended March 31, 2005 from $44.9 million in 2004.

For 2005, TDS Telecom expects modest revenue growth with operating revenues from the incumbent local exchange carrier operations in the range of $655 million to $665 million and operating revenues from the competitive local exchange carrier operations in the range of $240 million to $250 million. Operating income from the incumbent local exchange carrier is anticipated to range from $170 million to $180 million including approximately $135 million of anticipated depreciation and amortization expenses, while competitive local exchange carrier operating losses are anticipated to range from $15 million to $10 million, including approximately $30 million of anticipated depreciation and amortization expenses.

The foregoing forward-looking statements with respect to anticipated operating revenues, operating income and operating losses were initially announced by TDS Telecom on February 9, 2005 and continue to represent management’s views as of the date of filing of this Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

Incumbent Local Exchange Carrier Operations

Operating revenues increased $2.7 million, or 1.7%, to $161.8 million in the three months ended March 31, 2005 from $159.1 million in 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Local service	$49,561	$50,427
Network access and long distance	90,096	88,187
Miscellaneous	22,120	20,505

	$161,777	$159,119

Local service revenues decreased $0.8 million, or 1.6%, to $49.6 million in 2005 from $50.4 million in 2004 primarily due to a 2% decrease in physical access lines, 62% of which was due to loss of second lines that was affected by digital subscriber lines substitution.

Network access and long distance revenues increased $1.9 million, or 2.2%, to $90.1 million in 2005 from $88.2 million in 2004. Revenues from long distance service increased $0.9 million in 2005 reflecting increased long distance customers. As of March 31, 2005, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 302,400 customers compared to 266,300 customers at March 31, 2004. Revenues generated from access minutes increased $1.2 million, reflecting a 3% increase in access minutes of use in 2005. Compensation from state and national revenue pools for recovery of expenses of providing network access decreased $0.2 million as compared to 2004.

Miscellaneous revenues from Internet, digital subscriber line and other non-regulated lines of business increased $1.6 million or 8%, to $22.1 million in 2005 from $20.5 million in 2004. As of March 31, 2005, TDS Telecom incumbent local exchange carrier operations were providing dial-up Internet service to 98,200 customers compared to 113,600 customers in 2004 and were providing digital subscriber line service to 49,300 customers compared to 27,300 customers in 2004.

Operating expenses increased by $10.6 million, or 10%, to $121.1 million in 2005 from $110.5 million in 2004, primarily reflecting increased cost of services and products.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Cost of services and products (exclusive of
depreciation and amortization included below)	$43,610	$34,517
Selling, general and administrative expense	43,258	43,411
Depreciation and amortization	34,264	32,547

	$121,132	$110,475

Cost of services and products increased $9.1 million or, 26%, to $43.6 million in 2005 from $34.5 million in 2004. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $2.0 million of expense increases. Growth in long distance customers combined with increased usage stimulated by call plans increased expense $1.6 million. A one-time reduction for long distance cost of goods sold was recorded in the first quarter of 2004. The remainder of the increase is driven by increased labor and contractor charges.

Selling, general and administrative expenses decreased by less than 1%, to $43.3 million from $43.4 million in 2003. Expenses grew at a rate comparable to inflation, but the year-to-year increase was impacted by a write-off in the first quarter of 2004, of development costs incurred for a product not integrated into a service offering.

Depreciation and amortization expenses increased $1.8 million, or 5%, to $34.3 million in 2005 from $32.5 million in 2004 primarily due to additions to plant in service.

Operating income decreased $8.0 million, or 16%, to $40.6 million in 2005 from $48.6 million in 2004 primarily as a result of the increase in cost of services and products.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service) increased $4.5 million, or 8%, to $59.2 million in 2005 from $54.7 million in 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Operating Revenues	$59,215	$54,736

35
Retail revenues increased $5.8 million to $53.0 million in 2005 from $47.2 million in 2004, primarily due to customer growth.

Wholesale revenues, which represent charges to incumbent carriers, decreased $1.3 million to $6.2 million in 2005 from $7.5 million in 2004 primarily due to access rate decreases.

Operating expenses increased $2.2 million, or 4%, to $60.7 million in 2005 from $58.5 million in 2004.

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Cost of services and products (exclusive of
depreciation and amortization included below)	$24,092	$20,047
Selling, general and administrative expense	29,262	29,437
Depreciation and amortization	7,303	9,011

	$60,657	$58,495

Cost of services and products increased $4.1 million, or 20%, to $24.1 million in 2005 from $20.0 million in 2004.

Selling, general and administrative expenses decreased $0.1 million, or less than 1%, to $29.3 million in 2005 from $29.4 million in 2004. Sales and marketing expenses have decreased as a result of changes in strategy on the mix of targeted customers, but have been offset by increased administrative costs to secure continued access to unbundled network elements.

Depreciation and amortization expenses decreased $1.7 million, or 19%, to $7.3 million in 2005 from $9.0 million in 2004 as a result of decreases in fixed assets. In December 2004, TDS Telecom concluded that the long-lived tangible assets of the competitive local exchange carrier operations were impaired and recorded a loss of $87.9 million to reduce the book value of those assets.

Operating loss decreased $2.4 million, or 63%, to $(1.4) million in 2005 from $(3.8) million in 2004.

Incumbent and competitive local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation, and new technologies such as Voice over Internet Protocol. Despite these challenges, TDS Telecom has successfully maintained equivalent access line levels and customer satisfaction.

Regulatory Changes

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

SFAS No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004 and becomes effective for TDS in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. TDS has reviewed the provisions of this statement and expects to record compensation expense for certain share-based payment transactions, primarily related to stock options, in the Statement of Operations upon adoption of this standard. See “Stock-Based Compensation” disclosure in Note 3 for the pro forma impact on net income and earnings per share.

Conditional Asset Retirement Obligations

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Interpretation 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. TDS is currently reviewing the requirement of this Interpretation and has not yet determined the impact, if any, on TDS’s financial position or results of operations.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. In recent years, TDS has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs and operating expenses. TDS anticipates further increases in wireless customers and wireline equivalent access lines, and in revenues and operating expenses. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, market startups and other factors. The following table provides a summary of TDS’s cash flow activities in the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$147,621	$110,893
Investing activities	(254,234)	(68,740)
Financing activities	93,463	74,716

Net increase (decrease) in cash and cash
equivalents	$(13,150)	$116,869

Cash Flows from Operating Activities

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $147.6 million in the three months ended March 31, 2005 compared to $110.9 million in 2004. Income including adjustments to reconcile net income to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $188.9 million in 2005 and $191.6 million in 2004. Changes in assets and liabilities from operations required $41.3 million in 2005 and $80.7 million in 2004, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.

37
The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,

	2005	2004

	(Dollars in thousands)
Net income	$20,545	$19,732
Adjustments to reconcile net income to net
cash provided by operating activities	168,393	171,839

	188,938	191,571
Changes in assets and liabilities	(41,317)	(80,678)

	$147,621	$110,893

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks. Cash flows used for investing activities required $254.2 million in the first three months of 2005 compared to $68.7 million 2004.

Cash required for capital additions totaled $133.3 million in the three months ended March 31, 2005 and $125.6 million in 2004. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $112.2 million in 2005 and $100.5 million in 2004 representing expenditures to construct cell sites, to replace retired assets and to improve business systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $16.1 million in 2005 and $17.6 million in 2004 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities. TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $4.2 million in 2005 and $6.5 million in 2004 for switching and other network facilities. Corporate capital expenditures totaled $0.8 million in 2005 and $1.0 million in 2004.

U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $120.9 million in 2005. The amount, plus the initial deposit of $9.0 million made in the fourth quarter of 2004, was paid to the FCC for the amounts owed for Carroll Wireless’ winning bids on 17 licenses in the FCC wireless license auction completed in February 2005.

In 2004, net cash received from the sale of wireless properties in southern Texas to AT&T Wireless totaled $96.9 million, subject to a working capital adjustment. Cash paid for the acquisition of certain minority wireless interests in several markets in which U.S. Cellular already owned a controlling interest totaled $40.4 million in 2004. Distributions from unconsolidated investments provided $1.5 million in 2005 and $3.7 million in 2004.

Cash Flows from Financing Activities

Cash flows from financing activities provided $93.5 million in the three months ended March 31, 2005, and provided $74.7 million in 2004. Issuances of long-term debt, primarily $116.25 million of 6.625% notes by TDS provided proceeds after underwriting discounts of $112.6 million in 2005. Repayments of long-term debt, including RUS debt, required $127.7 million in 2005. Cash received from short term borrowings on revolving lines of credit provided $165.0 million in 2005 while repayments required $60.0 million in 2005. In 2004, short-term borrowings provided $230.0 million while repayments required $145.0 million. Treasury shares reissued for stock options exercised and other benefit plans in 2005 provided $13.6 million and $13.3 million in 2004. Dividends paid on TDS Common Shares and Preferred Shares, required $10.1 million in 2005 and $9.5 million in 2004.

There were no TDS Common Share repurchases in the three months ended March 31, 2005. During the three months ended March 31, 2004, cash required for the repurchase of TDS Common Shares totaled $2.8 million. In total, TDS repurchased 40,300 Common Shares for an average price of $69.82 per share including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

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

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, many of which are not in TDS’s control. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS does not believe that any circumstances that could materially adversely affect TDS’s liquidity or capital resources are currently reasonably likely to occur, but it cannot provide assurances that such circumstances will not occur. Economic downturns, changes in financial markets or other factors could change the availability of TDS’s liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition and share repurchase programs.

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $147.6 million in the first three months of 2005 compared to $110.9 million in 2004. TDS and its subsidiaries had cash and cash equivalents totaling $1,155.4 million at March 31, 2005.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At March 31, 2005, this credit facility had $596.6 million available for use, net of $3.4 million of outstanding letters of credit. This credit facility expires in December 2009. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. At March 31, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 2.87% at March 31, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 5.75% at March 31, 2005).

TDS also has $75 million of direct bank lines of credit at March 31, 2005, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate (the prime rate was 5.75% at March 31, 2005).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2005, this credit facility had $564.8 million available for use, net of borrowings of $135.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in December 2009. Borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At March 31, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 2.87% at March 31, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 5.75% at March 31, 2005).

TDS’s and U.S. Cellular’s interest costs on its revolving credit facilities would increase if their credit ratings from either Standard & Poor’s or Moody’s were lowered. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. A downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. Standard & Poor’s currently rates both TDS and U.S. Cellular at A- with a negative outlook. Moody’s Investor Service currently rates both Baa1 with a negative outlook. In addition, on March 14, 2005, Moody’s announced that it had placed TDS and U.S. Cellular’s long-term ratings under review for possible downgrade.

The maturity dates of certain of TDS’s and U.S. Cellular’s credit facilities would accelerate in the event of a change in control. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. As of the date of filing of this Form 10-Q, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in their revolving credit agreements.

Long-term Financing

In January 2005, the TDS Board of Directors authorized the issuance of up to $350 million of debt securities as a drawdown on a TDS shelf registration statement. Also in January 2005, the TDS Board of Directors authorized a committee of the TDS Board of Directors to approve the repayment of some or all of TDS Telecom’s notes issued under certain loan agreements with the Rural Utilities Service, Rural Electrification Administration, Rural Telephone Bank, Federal Financing Bank, Rural Telephone Finance Cooperative and/or other federal government or government-sponsored entities.

On March 31, 2005, TDS issued $116.25 million in aggregate principal amount of unsecured 6.625% senior notes due March 31, 2045. Interest on the notes is payable quarterly. TDS may redeem the notes, in whole or in part, at any time on and after March 31, 2010, at redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $112.6 million.

Depending on market conditions, TDS is contemplating another debt offering in the second quarter in accordance with the original authorization from the TDS Board of Directors in January 2005.

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries paid prepayment penalties of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statement of Operations. The RUS and RTB debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 5.5% and maturity of approximately 12 years. TDS Telecom may consider repayment of additional RUS and RTB notes in the second quarter of 2005.

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

The investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic wireless investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several wireless partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. A contributing factor in TDS’s decision not to dispose of the investments is that their tax basis is significantly lower when compared to current stock prices, and therefore would trigger a substantial taxable gain upon disposition.

TDS and its subsidiaries have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by their subsidiaries. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. As of March 31, 2005, such deferred tax liabilities totaled $1,126.9 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in the forward contracts.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2005 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2005 is currently expected to range from $570 million to $610 million, including any additional capital spending required to facilitate the commercial launch of its services in the St. Louis area. Significant capital expenditures were made prior to 2005 in the St. Louis area to facilitate the provision of service to roaming customers in that market.

U.S. Cellular’s 2005 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular’s coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Enhance U.S. Cellular’s retail store network and office systems.

While U.S. Cellular does not expect a significant portion of its capital spending in 2005 to be related to the buildout of newly acquired licensed areas, it does expect that capital spending related to these areas could be significant in 2006 and over the following several years.

TDS Telecom’s anticipated capital expenditures for 2005 are currently expected to range from $150 to $165 million. The incumbent local exchange carriers are expected to spend approximately $120 to $130 million to provide to upgrade plant and equipment to provide enhanced services. The competitive local exchange carrier is expected to spend approximately $30 to $35 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions, Exchanges and Divestitures

TDS assesses its holdings on an ongoing basis in order to maximize the benefits derived from its operations. TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business. As part of this strategy, TDS may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. TDS may participate as a bidder, or member of a bidding group, in auctions administered by the FCC as it did in the recently completed Auction 58. Recently, TDS has been selling or trading markets that are not strategic to long-term success and redeploying capital to markets it believes offer strategic benefits. TDS may from time-to-time be engaged in negotiations relating to the disposition of other non-strategic properties.

41
First Quarter 2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount due to the FCC for the 17 licenses is $129.9 million, net of all bidding credits to which Carroll Wireless is entitled as a designated entity. These 17 licensed areas cover portions of 11 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

In March 2005, Carroll Wireless increased the amount on deposit with the FCC to $129.9 million, from $9 million initially deposited in 2004, and filed an application with the FCC seeking a grant of the subject licenses. TDS expects that the FCC will grant the licenses in the second quarter of 2005. The $129.9 million deposited with the FCC is included in licenses on the Balance Sheet. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’expected gains or losses.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

In the first quarter of 2005, TDS adjusted the gain (loss) on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain (loss) on investment from this transaction by $0.5 million due to a working capital adjustment which was finalized in the first quarter of 2005 related to the entities sold in which TDS previously owned a noncontrolling investment interest.

First Quarter 2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, subject to a working capital adjustment. The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets. An aggregate loss of $21.3 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and $0.1 million and $0.6 million reductions of the loss in the first and second quarters of 2004, respectively) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction. The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

In the first quarter of 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively, in the first quarter of 2004.

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

No TDS Common Shares were repurchased in the three months ended March 31, 2005. As of March 31, 2005, shares remaining available for repurchase under this authorization totaled 824,300. In the three months ended March 31, 2004, TDS repurchased 40,300 Common Shares under this authorization for an aggregate purchase price of $2.8 million, representing an average per share price of $69.82, including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

U.S. Cellular’s primary common stock repurchase program expired in December 2003. However, U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first quarter of 2005 or 2004.

TDS paid total dividends on its Common Shares and Preferred Shares of $10.1 million in the first three months of 2005 and $9.5 million in 2004. TDS paid quarterly dividends per share of $0.175 in 2005 and $0.165 in 2004. Because the stock dividend of Special Common Shares in the Distribution discussed below will double the number of shares of common stock that are outstanding, following the stock dividend, the TDS Board of Directors currently intends to establish a quarterly cash dividend on all classes of common stock in an amount equal to $0.0875 per share, which is one-half of the current quarterly dividend rate. Shareholders of common stock are entitled to dividends only if declared by the TDS Board of Directors.

Stock Dividend

On February 17, 2005, the TDS Board unanimously approved, and on April 11, 2005, the TDS shareholders approved an amendment (the “Amendment”) to the Restated Certificate of Incorporation of TDS to increase the authorized number of Special Common Shares of TDS from 20,000,000 to 165,000,000. Following such approval, the Amendment was filed with the Secretary of State of Delaware and became effective on April 11, 2005.

On February 17, 2005, the TDS Board also approved a distribution of one Special Common Share in the form of a stock dividend with respect to each outstanding Common Share and Series A Common Share of TDS (the “Distribution”), which will be effective May 13, 2005 to shareholders of record on April 29, 2005.

Following effectiveness of the Distribution, at some time in the future TDS may possibly offer to issue Special Common Shares in exchange for all of the Common Shares of U.S. Cellular which are not owned by TDS (a “Possible U.S. Cellular Transaction”). TDS currently owns approximately 82% of the shares of common stock of U.S. Cellular. A Possible U.S. Cellular Transaction would cause U.S. Cellular to become a wholly owned subsidiary of TDS. TDS has set no time frame for a Possible U.S. Cellular Transaction and there are no assurances that a transaction will occur.

Contractual and Other Obligations

Except as described below, there has been no material change in the resources required for scheduled repayment of obligations from the table of Contractual and Other Obligations included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2004.

On March 31, 2005, TDS issued $116.25 million in aggregate principal amount of unsecured 6.625% senior notes due March 31, 2045. Interest on the notes is payable quarterly. TDS may redeem the notes, in whole or in part, at any time on or after March 31, 2010, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $112.6 million.

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries paid prepayment penalties of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statement of Operations. The RUS and RTB debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 5.5% and maturity of approximately 12 years. TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

The following table shows the increases and decreases in contractual and other obligations, as presented in the Annual Report on Form 10-K for the year ended December 31, 2004, as a result of the debt transactions described above:

	Increase (Decrease) of Principal Payments Due by Period

(Dollars in millions)	Additional Long-Term Debt Obligations(1)	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments(2)	Weighted-Avg. Interest Rates on Long-Term Debt Repayments

Less than 1 year	$--	6.625%	$(22.5)	(8.4)%
2-3 years	--	6.625%	(13.7)	(5.5)%
4-5 years	--	6.625%	(14.3)	(5.5)%
More than 5 years	--	6.625%	(72.3)	(5.5)%

Total	$116.25	6.625%	$(122.8)	(6.0)%

(1) (2)	Issuance date was March 31, 2005. Redemption date was March 31, 2005.

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

TDS has certain variable interests in investments in unconsolidated entities where TDS holds a minority interest. The investments in unconsolidated entities totaled $220.6 million as of March 31, 2005 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements. TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000. As of March 31, 2005, TDS has recorded liabilities of $9.3 million relating to this indemnity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TDS’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

Licenses and Goodwill

At March 31, 2005, TDS reported $1,358.7 million of licenses and $823.3 million of goodwill, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. Licenses include those expected to be received from the FCC in the second quarter of 2005 that were won by Carroll Wireless in the FCC wireless license auction completed in February 2005 and license rights related to licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS performs the annual impairment review on licenses and goodwill during the second quarter. There can be no assurance that upon review at a later date material impairment charges will not be required.

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involves assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or valuation methodologies could create materially different results.

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. U.S. Cellular has identified five reporting units pursuant to paragraph 30 of SFAS No. 142, “Goodwill and Other Intangible Assets.” The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. U.S. Cellular combines its FCC licenses into five units of accounting for purposes of testing the licenses for impairment pursuant to Emerging Issues Task Force Issue 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”), and SFAS No. 142, using the same geographic groupings as its reporting units.

U.S. Cellular prepares valuations of each of the reporting units for purposes of goodwill impairment testing. A discounted cash flow approach is used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures and selection of terminal value multiples.

U.S. Cellular also prepares valuations of similar groupings of FCC licenses (units of accounting pursuant to EITF 02-7) using an excess earnings methodology, through the use of a discounted cash flow approach. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies. TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit. This goodwill was valued using a multiple of cash flow valuation technique.

TDS Telecom’s competitive local exchange carrier has two reporting units for purposes of impairment testing as defined by SFAS No. 142. The larger reporting unit was valued using a market approach and the smaller reporting unit was valued using an income approach. The market approach compares the reporting unit to similar companies whose securities are actively traded. Ratios or multiples of value relative to certain significant financial measures, such as revenue and earnings, are developed based upon the comparable companies. The valuation multiples are applied to the appropriate financial measures of the reporting unit to indicate its value. The income approach uses a discounted cash flow analysis based on value drivers and risks specific to its reporting unit. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures and determination of terminal value.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the Statement of Operations as a gain or loss.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, and has recorded a $75.0 million liability, included in other deferred liabilities and credits on the Balance Sheet, at March 31, 2005.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the regulatory accounting principles as prescribed by the respective state public utility commissions and the FCC, and where applicable, accounting principles generally accepted in the United States of America. TDS Telecom’s incumbent local telephone carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the amounts of costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up TDS Telecom’s asset retirement obligation amounts included in other deferred liabilities and credits on the Balance Sheet. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at March 31, 2005 was $34.3 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 at March 31, 2005 was $31.9 million.

TDS Telecom’s competitive local exchange carrier does not have a material legal obligation to remove long-lived assets as described by SFAS No. 143. TDS Telecom is reviewing FASB Interpretation No. 47 to determine the impact, if any, on the competitive local exchange carrier operations.

The table below summarizes the changes in asset retirement obligations during the first three months of 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)
Beginning Balance - December 31, 2004	$72,534	$65,000	$137,534
Additional liabilities accrued	678	1,467	2,145
Accretion expense	1,792	—	1,792
Costs of removal incurred in 2005	—	(227)	(227)

Ending Balance - March 31, 2005	$75,004	$66,240	$141,244

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated Balance Sheet. TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent TDS believes that recovery is not likely, establish a valuation allowance. TDS’s management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. TDS’s current net deferred tax asset totaled $32.7 million, and $36.0 million, as of March 31, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of federal net operating loss carryforwards expected to be utilized in 2005 and the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Deferred Tax Asset—noncurrent
Net operating loss carryforwards	$86,249	$91,767
Derivative instruments	346,261	481,687
Other	(5,747)	9,699

	426,763	583,153
Less valuation allowance	(81,102)	(85,328)

Total Deferred Tax Asset	345,661	497,825

Deferred Tax Liability—noncurrent
Property, plant and equipment	368,179	362,735
Licenses	196,578	223,054
Marketable equity securities	1,126,859	1,271,637
Partnership investments	112,250	107,048

Total Deferred Tax Liability	1,803,866	1,964,474

Net Deferred Income Tax Liability	$1,458,205	$1,466,649

State net operating loss carryforwards are available to offset future taxable income primarily of the individual subsidiaries which generated the losses. Certain subsidiaries that are not included in the federal consolidated income tax return, but file separate federal tax returns, had federal net operating loss carryforwards available to offset future taxable income. A valuation allowance was established for a portion of the state and federal net operating loss carryforwards since it is more likely than not a portion of such carryforwards will expire before they can be utilized.

The deferred income tax liability relating to marketable equity securities totaled $1,126.9 million, and $1,271.6 million, as of March 31, 2005 and December 31, 2004, respectively. These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when TDS disposes of the marketable equity securities.

TDS is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. TDS periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. TDS’s management judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of TDS’s income tax expense in the period such a change is made.

In the event of an increase in the value of tax assets or a decrease in tax liabilities, TDS would decrease the income tax expense or increase the income tax benefit by an equivalent amount. In the event of a decrease in the value of tax assets or an increase in tax liabilities, TDS would increase the income tax expense or decrease the income tax benefit by an equivalent amount.

Property, Plant and Equipment

U.S. Cellular and TDS Telecom’s competitive local exchange carrier operations provide for depreciation using the straight-line method over the estimated useful lives of the assets. TDS Telecom’s incumbent local exchange carrier operations provide for depreciation on a group basis according to depreciable rates approved by state public utility commissions. Annually, U.S. Cellular and TDS Telecom review their property, plant and equipment lives to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment are critical accounting estimates because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use.

U.S. Cellular reviews the useful lives of its property, plant and equipment, including leasehold improvements, annually during the first quarter. The useful lives of all leasehold improvements range from three to ten years; for leasehold improvements related to cell site leases entered into in 2005, the useful life was changed to four years, compared to ten years on leasehold improvements related to cell site leases entered into prior to 2005. This change better approximates the shorter of the assets’ economic lives or the specific lease terms.

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry, will be required by regulation to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have its digital radio network fully migrated to CDMA 1XRTT or some future generation of CDMA technology by that time. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use.

TDS Telecom did not change the useful lives of its property, plant and equipment in the three months ended March 31, 2005.

TDS periodically evaluates potential impairment of its long-lived assets, including property, plant and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If indicators of impairment exist and the amount of impairment is quantifiable, TDS would write down the net book value of its long lived assets to the determined fair market value with the difference recorded as a loss in the Statement of Operations. TDS reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flow, the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. An impairment loss is recognized for the difference between the fair value of the assets (less costs to sell) and the carrying value of the assets.

The fair value of a tangible asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. A present value analysis of cash flow scenarios is often the best available valuation technique with which to estimate the fair value of the long-lived asset. The use of this technique involves assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other inputs. Different assumptions for these inputs or valuation methodologies could create materially different results.

Other valuation techniques include a market approach and income approach. The market approach compares the asset group to similar companies whose securities are actively traded. Ratios or multiples of value relative to certain significant financial measures, such as revenue and earnings, are developed based upon the comparable companies. The valuation multiples are applied to the appropriate financial measures of the asset group to indicate its value. The income approach uses a discounted cash flow analysis based on value drivers and risks specific to its asset group. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process were the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and determination of terminal value.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin Brown & Wood LLP, the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and/or an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries.

49
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates,” “intends,”“expects,” and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include the following:

  Increases in the level of competition in the markets in which TDS operates, or wireless for wireline substitution, could adversely affect TDS’s revenues or increase its costs to compete.

  Consolidation in the wireless industry may create stronger competitors both operationally and financially which could adversely affect TDS’s revenues and increase its costs to compete.

  Consolidation of long distance carriers could result in TDS having to pay more for long distance services which could increase TDS’s cost of doing business.

  Advances or changes in telecommunications technology, such as Voice over Internet Protocol, could render certain technologies used by TDS obsolete, could reduce TDS’s revenues or could increase TDS’s cost of doing business.

  Changes in the telecommunications regulatory environment, or a failure to timely or fully comply with any regulatory requirements, such as local number portability and E-911 services, could adversely affect TDS’s financial condition, results of operations or ability to do business.

  Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have an adverse effect on TDS’s financial condition, results of operations and cash flows.

  Changes in U.S. Cellular’s enterprise value, changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS’s license costs, goodwill and/or physical assets.

  Early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in this Management’s Discussion and Analysis to be different from the amounts actually incurred.

  Changes in accounting standards or TDS’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates, could have an adverse effect on TDS’s financial condition and results of operations.

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

  Changes in roaming partners’ rates for voice services and the lack of standards and roaming agreements for wireless data products could place U.S. Cellular’s service offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories, and could have an adverse effect on TDS’s operations.

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

50
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

  Changes in facts or circumstances, including new or additional information that affects the calculation of accrued liabilities for contingent obligations under guarantees, indemnities or otherwise, could require TDS to record charges in excess of amounts accrued on the financial statements, if any, which could have an adverse effect on TDS’s financial condition and results of operations.

  A material weakness in the effectiveness of internal control over financial reporting and/or in disclosure controls and procedures could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on TDS’s business, results of operations and financial condition.

  The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’s wireless business operations, TDS’s financial condition and results of operations.

  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and or any other financial or statistical information to vary from TDS’s forward estimates included in this report by a material amount.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

51
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of March 31, 2005, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long Term Debt in TDS’s Annual Report on Form 10-K for the year ended December 31, 2004, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

On March 31, 2005, TDS issued $116.25 million in aggregate principal amount of unsecured 6.625% senior notes due March 31, 2045. Interest on the notes is payable quarterly. TDS may redeem the notes, in whole or in part, at any time on and after March 31, 2010, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. The net proceeds from this offering, after deducting underwriting discounts, were approximately $112.6 million.

TDS Telecom repaid notes with the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) totaling $105.6 million on March 31, 2005. TDS also paid accrued interest of $0.6 million and prepayment penalties of $0.6 million associated with these repayments. The RUS and RTB debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 5.5% and maturity of approximately 12 years.

TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

The following table shows the annual requirements for principal payments on such 2005 long-term debt transactions:

	Increase (Decrease) of Principal Payments Due by Period

(Dollars in millions)	Additional Long-Term Debt Obligations(1)	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments(2)	Weighted-Avg. Interest Rates on Long-Term Debt Repayments

2005	$--	6.625%	$(22.5)	(8.4)%
2006	--	6.625%	(6.7)	(5.5)%
2007	--	6.625%	(7.0)	(5.5)%
2008	--	6.625%	(7.1)	(5.5)%
2009	--	6.625%	(7.2)	(5.5)%
After 5 Years	116.25	6.625%	(72.3)	(5.5)%

Total	$116.25	6.625%	$(122.8)	(6.0)%

(1) (2)	Issuance date was March 31, 2005. Redemption date was March 31, 2005.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $3,042.0 million at March 31, 2005. As of March 31, 2005, the net unrealized holding gain, net of tax and minority interest included in accumulated other comprehensive income totaled $901.0 million.

52

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

Under the terms of the forward contracts, TDS and U.S. Cellular continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar”the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If cash is delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet. Such deferred tax liabilities totaled $1,126.9 million at March 31, 2005.

The following table summarizes certain details surrounding the contracted securities as of March 31, 2005.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)

VeriSign	2,361,333	$ 8.82	$ 11.46	$20,819
Vodafone (2)	12,945,915	$15.07 - $16.07	$18.89 - $21.58	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$14.21 - $17.17	1,532,257

				1,754,114
Unamortized debt discount				60,133

				$1,693,981

(1) (2)	The per share amounts represent the range of floor and ceiling prices of all securities monetized.

U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at March 31, 2005, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable equity securities or canceling any derivative instruments.

($ in millions)	Valuation of investments assuming indicated decrease			March 31, 2005	Valuation of investments assuming indicated increase

	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$2,129.4	$2,433.6	$2,737.8	$3,042.0	$3,346.2	$3,650.4	$3,954.6
Derivative
Instruments (1)	$(106.3)	$(354.4)	$(603.2)	$(863.5)	$(1,158.1)	$(1,432.1)	$(1,743.3)

(1)	Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

53
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of TDS have concluded that TDS’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by TDS in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives and the principal executive officer and principal financial officer of TDS have concluded that TDS’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting. There was no change in TDS’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TDS’s internal controls over financial reporting.

Design and Evaluation of Internal Controls over Financial Reporting. Management, including the principal executive officer and principal financial officer of TDS have designed internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management is not aware of any material weaknesses in internal controls over financial reporting at this time. However, assurance cannot be provided that a material weakness will not be identified in the future. The identification of any material weaknesses in internal control over financial reporting could have a material adverse effect on TDS’s business, results of operations and financial condition.

54
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES (1)
Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2005	—	$—	—	824,300
February 1 - 28, 2005	—	—	—	824,300
March 1 - 31, 2005	—	—	—	824,300

Total for or as of end of the quarter ended 3/31/05	—	$—	—	824,300

(1)	All of the above Common Shares were purchased under TDS's publicly announced Common Share repurchase program.

The following is additional information with respect to TDS’s publicly announced Common Share repurchase program:

i.	The date the program was announced was February 28, 2003 by press release.
ii.	The share amount originally approved was 3,000,000 Common Shares (representing a reauthorization of 1,009,746 unpurchased shares under a program that was scheduled to expire in April 2003, plus 1,990,254 shares under a new authorization).
iii.	The expiration date of the program is February 28, 2006.
iv.	No stock repurchase program has expired during the quarter covered by this Form 10-Q.
v.	TDS has not determined to terminate the foregoing stock repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

55
Item 5. Other Information.

In lieu of filing a Form 8-K, under Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant, TDS is providing the following disclosure.

U.S. Cellular has borrowed $135.0 million against its Revolving Credit Facility as of March 31, 2005. The borrowings occurred throughout March 2005. U.S. Cellular anticipates repaying the amounts with future operating cash flows from operations or long-term debt financing. As of March 31, 2005, the notes range in maturity dates from two days to 30 days at rates ranging from 3.13% to 5.25%. The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread – 30 basis points at March 31, 2005. The notes were used primarily to fund the obligations of U.S. Cellular and Carroll Wireless related to the purchase of $129.9 million of licenses in the FCC Auction that was completed in February 2005.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit	3.1 – Restated Certificate of Incorporation of TDS, as amended.

Exhibit	4.1 – Restated Certificate of Incorporation of TDS, as amended, is included as Exhibit 3.1 hereto.

Exhibit	9.1 – Amendment and Restatement (dated as of April 22, 2005) of the Voting Trust Agreement dated as of June 30, 1989 is hereby incorporated by reference to Amendment No. 3 to Schedule 13D filed by the Trustees of the Voting Trust with the Securities and Exchange Commission on May 2, 2005.

Exhibit	10.1 – Amended and Restated 2004 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.1 to TDS’s Form 8-K dated April 11, 2005.

Exhibit	10.2 – Amended and Restated 2003 Employee Stock Purchase Plan, is hereby incorporated by reference to Exhibit 10.2 to TDS’s Form 8-K dated April 11, 2005.

Exhibit	10.3 – Amended and Restated Non-Employee Director Compensation Plan, is hereby incorporated by reference to Exhibit 10.3 to TDS’s Form 8-K dated April 11, 2005.

Exhibit	10.4 – Form of Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Form 8-K dated March 31, 2005.

Exhibit	10.5 – Form of Restricted Stock Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Form 8-K dated March 31, 2005.

Exhibit	11 – Computation of earnings per common share is included herein as Note 5 to the financial statements.

Exhibit	12 – Statement regarding computation of ratios.

Exhibit	31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit	32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

56

        The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in the Company’s Form 10-K for the year ended December 31, 2004. Reference is made to the Company’s Form 10-K for the year ended December 31, 2004 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

57

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	May 4, 2005	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	May 4, 2005	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	May 4, 2005	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2005 First Quarter Form 10-Q