Form 10-Q
period 2005-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2005-08-01
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2669023

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005

Common Shares, $.01 par value Special Common Shares, $.01 par value Series A Common Shares, $.01 par value	51,219,733 Shares 57,648,379 Shares 6,428,640 Shares

TELEPHONE AND DATA SYSTEMS, INC.

2ND QUARTER REPORT ON FORM 10-Q

INDEX
Page No.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Operations -
Three and six months ended June 30, 2005 and 2004	3

Consolidated Statements of Cash Flows -
Six months ended June 30, 2005 and 2004	4

Consolidated Balance Sheets -
June 30, 2005 and December 31, 2004	5-6

Notes to Consolidated Financial Statements	7-21

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	22-25

Six months ended June 30, 2005 and 2004
U.S. Cellular Operations	26-34
TDS Telecom Operations	35-38
Three months ended June 30, 2005 and 2004	38-43
Recent Accounting Pronouncements	43-44
Financial Resources	44-45
Liquidity and Capital Resources	45-51
Application of Critical Accounting Policies and Estimates	51-56
Certain Relationships and Related Transactions	56
Safe Harbor Cautionary Statement	57-58

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59-61

Item 4. Controls and Procedures	62

Part II. Other Information

Item 1. Legal Proceedings	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 4. Submission of Matters to a Vote of Security-Holders	64-65

Item 5. Other Information	66

Item 6. Exhibits	66

Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share amounts)

OPERATING REVENUES	$965,558	$934,588	$1,893,724	$1,805,100

OPERATING EXPENSES
Cost of services and products (exclusive of
depreciation, amortization and accretion
shown below)	332,854	317,230	666,718	628,623
Selling, general and administrative	357,281	343,058	707,326	673,701
Depreciation, amortization and accretion	167,571	164,411	336,388	319,863
(Gain) on assets held for sale	—	(582)	—	(725)

Total Operating Expenses	857,706	824,117	1,710,432	1,621,462

OPERATING INCOME	107,852	110,471	183,292	183,638

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	16,520	18,532	30,753	33,162
Interest and dividend income	118,814	5,246	126,633	8,142
Interest (expense)	(54,532)	(48,422)	(106,388)	(95,243)
Gain (loss) on investments	—	(1,830)	500	(1,830)
Other income (expense), net	(4,381)	(2,147)	(8,574)	(2,674)

Total Investment and Other Income (Expense)	76,421	(28,621)	42,924	(58,443)

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST	184,273	81,850	226,216	125,195
Income tax expense	76,005	31,277	92,153	51,382

INCOME BEFORE MINORITY INTEREST	108,268	50,573	134,063	73,813
Minority share of income	(8,907)	(9,179)	(14,157)	(12,687)

NET INCOME	99,361	41,394	119,906	61,126
Preferred dividend requirement	(52)	(50)	(102)	(101)

NET INCOME AVAILABLE TO COMMON	$99,309	$41,344	$119,804	$61,025

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	115,224	114,539	115,112	114,437
BASIC EARNINGS PER SHARE (Note 6)	$0.86	$0.36	$1.04	$0.53

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	115,959	115,158	115,926	114,943
DILUTED EARNINGS PER SHARE (Note 6)	$0.85	$0.36	$1.03	$0.53

DIVIDENDS PER SHARE	$0.0875	$0.0825	$0.175	$0.165

The accompanying notes to consolidated financial statements are an integral part of these statements.

3
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,906	$61,126
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	336,388	319,863
Bad debt expense	19,418	38,439
Deferred income taxes	(1,140)	41,847
Investment income	(30,753)	(33,162)
Minority share of income	14,157	12,687
(Gain) on assets held for sale	—	(725)
(Gain) loss on investments	(500)	1,830
Noncash interest expense	10,129	14,225
Other noncash expense	10,785	8,395
Changes in assets and liabilities
Change in accounts receivable	(28,966)	(65,175)
Change in materials and supplies	22,020	24,942
Change in accounts payable	(48,968)	(89,580)
Change in customer deposits and deferred revenues	5,000	9,457
Change in accrued taxes	76,424	8,053
Change in other assets and liabilities	(15,080)	(26,724)

	488,820	325,498

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(304,856)	(325,115)
Cash received from sale of assets	—	96,932
Acquisitions, net of cash acquired	(125,533)	(40,367)
Distributions from unconsolidated entities	28,210	7,484
Other investing activities	(3,199)	(5,106)

	(405,378)	(266,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	310,000	270,000
Issuance of long-term debt	112,881	412,676
Repayment of notes payable	(290,000)	(270,000)
Repayment of long-term debt	(257,952)	(10,574)
Repurchase of TDS common shares	—	(20,440)
TDS common shares issued for benefit plans	12,663	20,252
U.S. Cellular common shares issued for benefit plans	14,199	1,855
Dividends paid	(20,259)	(19,001)
Other financing activities	(816)	(300)

	(119,284)	384,468

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,842)	443,794

CASH AND CASH EQUIVALENTS -
Beginning of period	1,168,581	937,651

End of period	$1,132,739	$1,381,445

The accompanying notes to consolidated financial statements are an integral part of these statements.

4
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005 Unaudited	December 31, 2004

	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,132,739	$1,168,581
Accounts receivable
Due from customers, less allowance of $12,631 and
$21,773, respectively	312,362	308,410
Other, principally connecting companies, less
allowance of $4,236 and $3,170, respectively	137,261	131,665
Deferred income tax asset	20,601	36,040
Materials and supplies, at average cost	67,184	91,556
Other current assets	59,660	73,965

	1,729,807	1,810,217

INVESTMENTS
Marketable equity securities	2,821,208	3,398,804
Licenses	1,362,434	1,228,801
Goodwill	823,399	823,259
Customer lists, net of accumulated amortization of
$39,214 and $34,630, respectively	20,952	24,915
Investments in unconsolidated entities	211,011	206,763
Other investments, less valuation allowance
of $55,144 in both periods	22,710	23,039

	5,261,714	5,705,581

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,450,296	2,439,719
TDS Telecom	915,965	945,762

	3,366,261	3,385,481

OTHER ASSETS AND DEFERRED CHARGES	90,952	92,562

TOTAL ASSETS	$10,448,734	$10,993,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

5
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005 Unaudited	December 31, 2004

	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$2,727	$38,787
Notes payable	50,000	30,000
Accounts payable	274,288	323,256
Customer deposits and deferred revenues	124,380	119,380
Accrued taxes	148,125	76,266
Accrued compensation	50,291	71,707
Other current liabilities	82,407	81,927

	732,218	741,323

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,420,201	1,466,649
Derivative liability	699,348	1,210,500
Other deferred liabilities and credits	231,595	217,208

	2,351,144	2,894,357

LONG-TERM DEBT
Long-term debt, excluding current portion	1,869,928	1,974,599
Forward contracts	1,698,366	1,689,644

	3,568,294	3,664,243

MINORITY INTEREST IN SUBSIDIARIES	527,185	499,306

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS' EQUITY (Note 2)
Common Shares, par value $.01 per share; authorized
100,000,000 shares; issued 56,430,000
and 56,377,000 shares, respectively	564	564
Special Common Shares, par value $.01 per share;
authorized 165,000,000 shares; issued
63,343,000 shares and 0 shares, respectively	633	—
Series A Common Shares, par value $.01 per share; authorized
25,000,000 shares; issued and outstanding 6,429,000
and 6,425,000 shares; respectively	64	64
Additional paid-in capital	1,819,953	1,823,161
Treasury Shares, at cost:
Common Shares, 5,210,000 and 5,362,000 shares, respectively	(215,385)	(449,173)
Special Common Shares, 5,210,000 and 0 shares, respectively	(215,385)	—
Accumulated other comprehensive income	333,945	373,505
Retained earnings	1,541,640	1,442,627

	3,266,029	3,190,748

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,448,734	$10,993,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

6
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 81.5%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), and TDS’s 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses, or both. All material intercompany accounts and transactions have been eliminated. Certain intercompany amounts related to providing wireless and landline telephone service and printing services have not been eliminated because the amounts are not material. The intercompany amounts not eliminated have no effect on income before income taxes and minority interest or net income.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although TDS believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s latest annual report on Form 10-K.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly TDS’s financial position as of June 30, 2005, and its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005, and the cash flow for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

Certain amounts reported in the prior year have been reclassified to conform to current period presentation. The reclassifications had no impact on previously reported net income, financial condition or cash flows.

2.	Stock Dividend

On February 17, 2005, the TDS Board of Directors unanimously approved, and on April 11, 2005, the TDS shareholders approved an amendment (the “Amendment”) to the Restated Certificate of Incorporation of TDS to increase the authorized number of Special Common Shares of TDS from 20,000,000 to 165,000,000. Following such approval, the Amendment was filed with the Secretary of State of Delaware and became effective on April 11, 2005.

On February 17, 2005, the TDS Board of Directors also approved a distribution of one Special Common Share in the form of a stock dividend with respect to each outstanding Common Share and Series A Common Share of TDS (the “Distribution”), which was effective May 13, 2005 to shareholders of record on April 29, 2005.

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

7
Prior period earnings per share have been retroactively adjusted to give effect to the new capital structure. The tables below summarize the unaudited restated earnings per share data for the three years ended December 31, 2004 and the quarterly results for 2004 and 2005.

	Year Ended December 31,

	2004		2003		2002

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Basic Earnings per Share:

Income (loss) from continuing operations	$0.74	$0.37	$1.03	$0.51	$(16.85)	$(8.43)
Discontinued operations	0.11	0.06	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)

Net income (loss) available to common	$0.85	$0.43	$0.80	$0.40	$(16.97)	$(8.49)

Diluted Earnings per Share:

Income (loss) from continuing operations	$0.73	$0.36	$1.02	$0.51	$(16.85)	$(8.43)
Discontinued operations	0.11	0.06	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)

Net income (loss) available to common	$0.84	$0.42	$0.79	$0.40	$(16.97)	$(8.49)

	Quarter Ended

	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Basic Earnings per Share:
Income (loss) from continuing operations	$0.34	$0.17	$0.72	$0.36	$0.36	$0.18	$(0.69)	$(0.34)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02

Net income (loss) available
to common	$0.34	$0.17	$0.72	$0.36	$0.44	$0.22	$(0.65)	$(0.32)

Diluted Earnings per Share:
Income (loss) from continuing operations	$0.34	$0.17	$0.72	$0.36	$0.35	$0.18	$(0.69)	$(0.34)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02

Net income (loss) available
to common	$0.34	$0.17	$0.72	$0.36	$0.43	$0.22	$(0.65)	$(0.32)

	Quarter Ended March 31, 2005

	As Reported	As Restated

Basic Earnings per Share:

Net income available to common	$0.36	$0.18

Diluted Earnings per Share:

Net income available to common	$0.35	$0.18

8
3.	Summary of Significant Accounting Policies

Other Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom. One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Service Cost	$553	$591	$1,106	$1,181
Interest on accumulated benefit obligation	659	665	1,318	1,330
Expected return on plan assets	(558)	(337)	(1,116)	(674)
Amortization of:
Prior service cost	(280)	(179)	(559)	(357)
Net loss	289	237	577	475

Net postretirement cost	$663	$977	$1,326	$1,955

TDS has contributed $5.3 million to the postretirement plan assets during 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act expands Medicare coverage, primarily by adding a prescription drug benefit for Medicare-eligible participants starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program to potentially reduce employers’ costs. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. TDS continues to evaluate the Act to determine which option would provide it with the most benefit.

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $3.3 million and $6.8 million for the three and six months ended June 30, 2005, respectively, and $3.0 million and $6.0 million for the three and six months ended June 30, 2004, respectively.

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

9
No compensation costs have been recognized for employee stock purchase plans because the purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with SFAS No. 123, TDS’s net income available to common and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share amounts)
Net Income Available to Common
As reported	$99,309	$41,344	$119,804	$61,025
Pro forma expense	(6,283)	(6,054)	(8,519)	(8,602)

Pro forma net income available to common	$93,026	$35,290	$111,285	$52,423

Basic Earnings per Share
As reported	$0.86	$0.36	$1.04	$0.53
Pro forma expense per share	(0.05)	(0.05)	(0.07)	(0.08)

Pro forma basic earnings per share	$0.81	$0.31	$0.97	$0.45

Diluted Earnings per Share
As reported	$0.85	$0.36	$1.03	$0.53
Pro forma expense per share	(0.05)	(0.06)	(0.07)	(0.08)

Pro forma diluted earnings per share	$0.80	$0.30	$0.96	$0.45

Recent Accounting Pronouncements

Share-Based Payment

Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004. In April 2005, the SEC postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. As a result, TDS will be required to adopt SFAS 123R in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. TDS has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123R. See the “Stock-Based Compensation” disclosure above for a pro forma impact on net income and earnings per share under current accounting requirements.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. TDS does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

10
Conditional Asset Retirement Obligations

Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. TDS is currently reviewing the requirement of this Interpretation and has not yet determined the impact, if any, on TDS’s financial position or results of operations.

4.	Income Taxes

The following table summarizes the effective income tax expense (benefit) rates in each of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Effective Income Tax (Benefit) Rate From:
Operations excluding gain (loss) on
investments and gain on assets held for sale	41.2%	38.3%	40.7%	39.1%
Gain (loss) on investments and gain on
assets held for sale (1)	—	(40.7)%	—	N/M
Income before income taxes and minority interest	41.2%	38.2%	40.7%	41.0%

N/M - (1)	Not Meaningful

The effective tax rate in the six months ended June 30, 2004 related to the provision for gain on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. ("AT&T Wireless"), now Cingular Wireless LLC, in February 2004, it was necessary for TDS to record a tax provision of $2.5 million at the time of this sale. However, book pretax income in the first six months of 2004 reflected a $725,000 increase attributable to a working capital adjustment on assets held for sale, which was an adjustment of the $22.0 million loss on assets held for sale recorded in the fourth quarter of 2004 when the sale transaction was announced.

The effective tax rate for the six months ended June 30, 2005 increased to 40.7% from 38.5% for the three months ended March 31, 2005 primarily due to the net foreign taxes on the Deutsche Telekom dividend received in the second quarter of 2005.

5.	Gain (Loss) on Investments

TDS reported a loss on investments of $1.8 million in the second quarter of 2004. The loss was recorded to reflect an impairment in the carrying value of a wireless license held in a non-operational market in Florida that was sold in December 2004.

6.	Earnings per Share

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

11
Net income used in computing earnings per share and the effect on income and the weighted average number of shares and earnings per share of potentially dilutive securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$99,361	$41,394	$119,906	$61,126
Preferred dividend requirement	(52)	(50)	(102)	(101)

Net income available to common used
in basic earnings per share	$99,309	$41,344	$119,804	$61,025

Diluted Earnings per Share:
Net income available to common used
in basic earnings per share	$99,309	$41,344	$119,804	$61,025
Reduction in Preferred Dividends if
Preferred Shares Converted into
Common Shares	50	50	100	—
Minority income adjustment (1)	(235)	(163)	(357)	(225)

Net income available to common used
in diluted earnings per share	$99,124	$41,231	$119,547	$60,800

Weighted average number of shares
of Common Stock used in basic
earnings per share (2)	115,224	114,539	115,112	114,437
Effects of Dilutive Securities:
Effects of stock options (2)(3)	582	470	661	506
Conversion of preferred shares (2)(4)	153	149	153	—

Weighted average number of shares
of Common Stock used in diluted
earnings per share	115,959	115,158	115,926	114,943

Basic Earnings per Share	$0.86	$0.36	$1.04	$0.53

Diluted Earnings per Share	$0.85	$0.36	$1.03	$0.53

(1) (2) (3) (4)	The minority income adjustment reflects the additional minority share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

The numbers of shares of common stock for 2004 has been retroactively adjusted to reflect the stock dividend discussed in Note 2 - Stock Dividend.

Stock options convertible into 1,091,147 and 861,112 common shares and special common shares were not included in computing diluted earnings per share in the three and six months ended June 30, 2005, respectively, because their effects were antidilutive. Stock options convertible into 1,366,562 common shares and special common shares in the three and six months ended June 30, 2004 were not included in computing diluted earnings per share because their effects were antidilutive.

Preferred shares convertible into 148,031 common shares and special common shares were not included in computing diluted earnings per share in the six months ended June 30, 2004 because their effects were antidilutive.

7.	Marketable Equity Securities

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

12
The market values of the marketable equity securities may fall below the accounting cost basis of such securities. If TDS determines the decline in value of the marketable equity securities to be other than temporary, the unrealized loss included in Accumulated other comprehensive income is recognized and recorded as a loss in the Consolidated Statements of Operations.

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

Information regarding the fair value of TDS’s marketable equity securities is summarized as follows:

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,434,674	$2,960,521
Vodafone Group Plc - 12,945,915 American Depositary Receipts	314,845	354,459
VeriSign, Inc. - 2,361,333 Common Shares	67,912	79,341
Rural Cellular Corporation - 719,396 equivalent Common Shares	3,776	4,482
Other	1	1

Aggregate fair value	2,821,208	3,398,804
Accounting cost basis, as adjusted	1,543,677	1,543,677

Gross unrealized holding gains	1,277,531	1,855,127
Equity method unrealized gains	543	261
Deferred income tax (expense)	(498,772)	(724,257)
Minority share of unrealized holding gains	(10,173)	(13,385)

Unrealized holding gains, net of tax and minority share	769,129	1,117,746
Derivative instruments, net of tax and minority share	(435,184)	(744,241)

Accumulated other comprehensive income	$333,945	$373,505

TDS recorded dividend income on its Deutsche Telekom investment of $105.7 million, before taxes, in the second quarter of 2005. Deutsche Telekom did not pay a dividend in 2004.

8.	Goodwill

TDS has substantial amounts of goodwill as a result of the acquisition of wireless markets, and the acquisition of operating telephone companies. The changes in goodwill for the six months ended June 30, 2005 and 2004, were as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC” in the table.

		TDS Telecom

(Dollars in thousands)	U.S. Cellular	ILEC	CLEC (1)	Other (2)	Total

Balance December 31, 2004	$425,918	$397,341	$—	$—	$823,259
Acquisitions	150	—	—	—	150
Other Adjustments	(10)	—	—	—	(10)

Balance June 30, 2005	$426,058	$397,341	$—	$—	$823,399

Balance December 31, 2003	$430,256	$397,341	$29,440	$30,900	$887,937
Acquisitions	3,649	—	—	—	3,649
Other	(651)	—	—	—	(651)

Balance June 30, 2004	$433,254	$397,341	$29,440	$30,900	$890,935

(1) (2)	In December 2004, TDS Telecom concluded that the CLEC goodwill was impaired, and recorded a $29.4 million loss on impairment of intangible assets. This reduced the goodwill balance to zero.

Other consists of goodwill related to an investment in a cellular market owned by an ILEC subsidiary. This investment was sold to ALLTEL in November 2004.

13
9.	Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

TDS’s significant investments in unconsolidated entities include the following:

	June 30, 2005	June 30, 2004

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	—	8.0%
Midwest Wireless Communications, LLC	15.2%	15.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)	As a result of the agreement with ALLTEL, U.S. Cellular's investment in this partnership was sold to ALLTEL on November 30, 2004.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Results of operations
Revenues	$845,000	$811,000	$1,574,000	$1,460,000
Operating expenses	582,000	561,000	1,100,000	1,038,000

Operating income	263,000	250,000	474,000	422,000
Other income (expense), net	5,000	(3,000)	13,000	1,000

Net Income	$268,000	$247,000	$487,000	$423,000

10.	Customer Lists

Customer lists, intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the six months ended June 30, 2005 and 2004 added $0.6 million and $12.9 million, respectively, to the gross balance of customer lists. Customer list amortization expense was $2.3 million and $4.6 million for the three and six months ended June 30, 2005, respectively, and $3.7 and $6.7 million for the three and six months ended June 30, 2004, respectively. Amortization expense for the remainder of 2005 and for the years 2006-2009 is expected to be $3.7 million, $5.5 million, $3.6 million, $2.4 million and $1.7 million, respectively.

11.	Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At June 30, 2005, this credit facility had $596.6 million available for use, net of $3.4 million of outstanding letters of credit. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. At June 30, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 3.34% at June 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.25% at June 30, 2005).

TDS also has $75 million of direct bank lines of credit at June 30, 2005, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate (the prime rate was 6.25% at June 30, 2005).

14
U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At June 30, 2005, this credit facility had $649.8 million available for use, net of borrowings of $50.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in December of 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At June 30, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 3.34% at June 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.25% at June 30, 2005).

On July 11, 2005, Moody’s Investor Service downgraded TDS and U.S. Cellular from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the TDS and U.S. Cellular revolving credit facilities has increased to 45 basis points from 30 basis points. In addition, the facility fee has increased to 15 basis points from 10 basis points.

12.	Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate certain leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return certain leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability, which is included in other deferred liabilities and credits on the Consolidated Balance Sheets, and related asset retirement obligation expense, reflected in depreciation, amortization and accretion expense in the Consolidated Statements of Operations. The asset retirement obligation, included in other deferred liabilities and credits, calculated in accordance with the provisions of SFAS No. 143 at June 30, 2005 was $78.0 million.

During the second quarter of 2005, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and made certain changes to those assumptions as a result. Such changes did not have a material impact on U.S. Cellular’s financial condition or results of operations.

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up the asset retirement obligation amounts shown on the Consolidated Balance Sheets. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at June 30, 2005 was $34.8 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 at June 30, 2005 was $32.6 million.

TDS Telecom’s competitive local exchange carrier does not have a material legal obligation to remove long-lived assets as described by SFAS No. 143. TDS Telecom is reviewing FASB Interpretation No. 47 to determine the impact, if any, on the competitive local exchange carrier operations.

The table below summarizes the changes in asset retirement obligations during the six months ended June 30, 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)

Beginning Balance - December 31, 2004	$72,534	$65,000	$137,534
Additional liabilities accrued	3,223	2,851	6,074
Accretion expense	2,282	—	2,282
Costs of removal incurred in 2005	—	(431)	(431)

Ending Balance - June 30, 2005	$78,039	$67,420	$145,459

15
13.	Long-Term Debt

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

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries paid prepayment penalties of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS and RTB debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 5.5%.

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, and the Federal Financing Bank (“FFB”), all agencies of the United States Department of Agriculture, and the Rural Telephone Finance Cooperative (“RTFC”), a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry. TDS Telecom subsidiaries paid accrued interest of $0.8 million and prepayment penalties of $1.2 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.3 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS, RTB, FFB and RTFC debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 6.2%.

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

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $121.3 million at June 30, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2005 is $31.5 million, and is included in the Consolidated Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $89.8 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

16
15.	Common Share Repurchase Programs

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. As market conditions warrant, TDS may repurchase common shares on the open market or at negotiated prices in private transactions, at prices approximating then existing market prices. TDS may use repurchased shares to fund acquisitions and for other corporate purposes. Currently, TDS does not have a Special Common Share repurchase program.

No TDS Common Shares were repurchased in the first six months of 2005. As of June 30, 2005, shares remaining available for repurchase under this authorization totaled 824,300. In the six months ended June 30, 2004, TDS repurchased 214,800 Common Shares under this authorization for an aggregate purchase price of $14.9 million, representing an average per share price of $69.16, including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first six months of 2005 or 2004.

16.	Acquisitions, Divestitures and Exchanges

2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of all bidding credits to which Carroll Wireless was entitled as a designated entity. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

In March 2005, Carroll Wireless filed an application with the FCC seeking a grant of the subject licenses. TDS expects that the FCC will grant the licenses in the third quarter of 2005. The $129.9 million deposited with the FCC is included in licenses in the Consolidated Balance Sheet as of June 30, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

In the first quarter of 2005, TDS adjusted the previously reported gain related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.5 million due to a working capital adjustment which was finalized in the first six months of 2005 related to the entities sold in which TDS previously owned a noncontrolling investment interest.

17
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

In addition, in the first six months of 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

17.	Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$1,117,746	$738,120
Add (deduct):
Unrealized loss on marketable equity securities	(577,596)	(120,300)
Income tax benefit	225,485	47,036

	(352,111)	(73,264)
Unrealized gain (loss) of equity method companies	282	135
Minority share of unrealized loss	3,212	3,260

Net change in unrealized loss on marketable equity
securities in comprehensive income	(348,617)	(69,869)

Balance, end of period	$769,129	$668,251

Derivative Instruments
Balance, beginning of period	$(744,241)	$(441,300)
Add (deduct):
Unrealized loss on derivative instruments	511,105	124,206
Income tax benefit	(199,537)	(48,523)

	311,568	75,683
Minority share of unrealized loss	(2,511)	(2,554)

Net change in unrealized loss on derivative instruments
included in comprehensive income	309,057	73,129

Balance, end of period	$(435,184)	$(368,171)

Accumulated Other Comprehensive Income
Balance, beginning of period	$373,505	$296,820
Net change in marketable equity securities	(348,617)	(69,869)
Net change in derivative instruments	309,057	73,129

Net change in unrealized gain (loss) included in comprehensive income	(39,560)	3,260

Balance, end of period	$333,945	$300,080

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Comprehensive Income
Net Income	$99,361	$41,394	$119,906	$61,126
Net change in unrealized gain (loss)
included in comprehensive income	(34,077)	(25,715)	(39,560)	3,260

	$65,284	$15,679	$80,346	$64,386

18
18.	Business Segment Information

Financial data for TDS’s business segments for each of the three and six month periods ended or at June 30, 2005 and 2004 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or At June 30, 2005		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other (1)	Total
Operating revenues	$741,922	$164,603	$60,510	$(1,477)	$965,558
Cost of services and products	264,715	42,891	26,230	(982)	332,854
Selling, general and administrative
expense	283,676	44,107	29,993	(495)	357,281

Operating income before depreciation,
amortization and accretion (2)	193,531	77,605	4,287	—	275,423
Depreciation, amortization and
accretion expense	126,467	33,582	7,522	—	167,571

Operating income (loss)	67,064	44,023	(3,235)	—	107,852
Other items:
Investment income	16,157	175	—	188	16,520
Marketable equity securities	251,115	—	—	2,570,093	2,821,208
Investment in unconsolidated entities	166,310	20,071	—	24,630	211,011
Total assets	5,202,850	1,692,887	147,873	3,405,124	10,448,734

Capital expenditures	$143,743	$18,718	$7,322	$1,733	$171,516

Three Months Ended or At June 30, 2004		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other (1)	Total
Operating revenues	$712,225	$163,517	$59,781	$(935)	$934,588
Cost of services and products	255,069	39,184	23,514	(537)	317,230
Selling, general and administrative
expense	269,619	43,037	30,800	(398)	343,058

Operating income before depreciation,
amortization, accretion and gain on
assets held for sale (2)	187,537	81,296	5,467	—	274,300
Depreciation, amortization and
accretion expense	122,249	32,425	9,737	—	164,411
(Gain) on assets held for sale	(582)	—	—	—	(582)

Operating income (loss)	65,870	48,871	(4,270)	—	110,471
Other items:
Investment income	18,361	175	—	(4)	18,532
(Loss) on investments	(1,830)	—	—	—	(1,830)
Marketable equity securities	229,712	—	—	2,422,401	2,652,113
Investment in unconsolidated entities	189,463	19,955	—	24,749	234,167
Total assets	5,232,843	1,841,235	235,824	3,177,717	10,487,619
Capital expenditures	$162,579	$26,961	$8,596	$1,353	$199,489

19
Six Months Ended or At June 30, 2005		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other (1)	Total
Operating revenues	$1,450,357	$326,380	$119,725	$(2,738)	$1,893,724
Cost of services and products	531,674	86,501	50,322	(1,779)	666,718
Selling, general and administrative
expense	561,665	87,365	59,255	(959)	707,326

Operating income before depreciation,
amortization and accretion (2)	357,018	152,514	10,148	—	519,680
Depreciation, amortization and
accretion expense	253,717	67,846	14,825	—	336,388

Operating income (loss)	103,301	84,668	(4,677)	—	183,292
Other items:
Investment income	30,076	350	—	327	30,753
Gain (loss) on investments	551	(51)	—	—	500
Marketable equity securities	251,115	—	—	2,570,093	2,821,208
Investment in unconsolidated entities	166,310	20,071	—	24,630	211,011
Total assets	5,202,850	1,692,887	147,873	3,405,124	10,448,734

Capital expenditures	$255,986	$34,860	$11,536	$2,474	$304,856

Six Months Ended or At June 30, 2004		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	All Other (1)	Total
Operating revenues	$1,369,875	$322,636	$114,517	$(1,928)	$1,805,100
Cost of services and products	512,480	73,701	43,561	(1,119)	628,623
Selling, general and administrative
expense	527,825	86,448	60,237	(809)	673,701

Operating income before depreciation,
amortization, accretion and gain on
assets held for sale (2)	329,570	162,487	10,719	—	502,776
Depreciation, amortization and
accretion expense	236,143	64,972	18,748	—	319,863
(Gain) on assets held for sale	(725)	—	—	—	(725)

Operating income (loss)	94,152	97,515	(8,029)	—	183,638
Other items:
Investment income	32,648	350	—	164	33,162
(Loss) on investments	(1,830)	—	—	—	(1,830)
Marketable equity securities	229,712	—	—	2,422,401	2,652,113
Investment in unconsolidated entities	189,463	19,955	—	24,749	234,167
Total assets	5,232,843	1,841,235	235,824	3,177,717	10,487,619
Capital expenditures	$263,114	$44,577	$15,052	$2,372	$325,115

(1) (2)	Consists of the TDS Corporate operations, TDS Telecom intercompany revenue and expense eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

Operating income before depreciation, amortization and accretion and operating income before depreciation, amortization, accretion, and gain on assets held for sale are measures of profit and loss that are not in accordance with US GAAP. They are used by the chief operating decision maker to review the operating performance of each reportable business segment and is reported above in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Total operating income from
reportable segments	$107,852	$110,471	$183,292	$183,638
Total Investment and other income
(expense)	76,421	(28,621)	42,924	(58,443)

Income before income taxes and
minority interest	$184,273	$81,850	$226,216	$125,195

20
19.	Commitments and Contingencies

Indemnifications

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless. As of June 30, 2005, TDS has recorded liabilities of $9.1 million relating to this indemnity.

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

Regulatory Environment

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS’s financial condition, results of operations or cash flows.

21
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS) is a diversified telecommunications company providing high-quality telecommunications services to approximately 6.4 million wireless telephone customers and wireline telephone equivalent access lines. TDS conducts substantially all of its wireless telephone operations through its 81.5%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements and notes thereto included herein, and with TDS’s audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

The following is a summary of certain selected information contained in the comprehensive Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows. The overview does not contain all of the information that may be important. You should carefully read this entire Management’s Discussion and Analysis of Financial Condition and Results of Operations and not rely solely on the overview.

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

U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies. To that end, U.S. Cellular launched commercial service in three metropolitan markets – Lincoln, Nebraska; Oklahoma City, Oklahoma; and Portland, Maine – during the second half of 2004, and in the St. Louis, Missouri market during the third quarter of 2005.

U.S. Cellular’s operating income in the six months ended June 30, 2005 increased $9.1 million, or 10%, to $103.3 million from $94.2 million in 2004. The operating income margins (as a percent of service revenues) were 7.6% in 2005 and 7.3% in 2004. Although operating income and margins improved in 2005, TDS expects that there will be pressure on U.S. Cellular’s operating income and margins in the next few years related to the following factors:

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
  expansion of revenues from additional customers, data-related products and services and newly launched markets; and
  reduced amortization expense as the customer list asset balances decline.
See “U.S. Cellular Operations.”

22

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

TDS Telecom’s operating income in the six months ended June 30, 2005 decreased $9.5 million, or 11%, to $80.0 million from $89.5 million in 2004. The operating income margins were 18.0% in 2005 and 20.5% in 2004. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2005 primarily through the increase in penetration of existing markets by its competitive local exchange operations. Costs increased to accommodate additional customers and services and one-time adjustments in 2004 contributed to the net decrease in the operating income margin.

See “TDS Telecom Operations.”

Financing Initiatives

TDS and its subsidiaries had cash and cash equivalents totaling $1,132.7 million, $1,246.4 million of revolving credit facilities available for use and an additional $75 million of bank lines of credit as of June 30, 2005. TDS and its subsidiaries are also generating substantial cash flows from operations. Cash flows from operating activities totaled $488.8 million in the six months ended June 30, 2005. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets. TDS believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures for the foreseeable future. TDS continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

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

U.S. Cellular has recently received or will receive licenses that will be in a development phase for several years. U.S. Cellular anticipates that it may require financing over the next few years for capital expenditures, for any development of its recently acquired markets and to further its growth in recently launched markets. U.S. Cellular may also determine to finance the development of some or all of the 17 licenses for which Carroll Wireless, L.P. (“Carroll Wireless”) was the winning bidder in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. U.S. Cellular consolidates Carroll Wireless and its general partner, Carroll PCS, Inc., for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”).

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’s permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries paid prepayment penalties of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS and RTB debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 5.5%.

23

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, the Federal Financing Bank ("FFB"), and the Rural Telephone Finance Cooperative ("RTFC"). Interest paid with this repayment totaled $0.8 million and prepayment penalties were $1.2 million. Unamortized debt issuance costs related to the notes totaling $0.3 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS, RTB, FFB and RTFC debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 6.2%. The RUS, RTB and FFB are agencies of the United States Department of Agriculture, and the RTFC is a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating Revenues increased $88.6 million, or 5%, to $1,893.7 million during the six months ended June 30, 2005 from $1,805.1 million during the six months ended June 30, 2004, primarily as a result of a 10% increase in customers and equivalent access lines served. U.S. Cellular’s operating revenues increased $80.5 million, or 6%, to $1,450.4 million in 2005 from $1,369.9 million in 2004 as customers served increased by 543,000, or 12%, since June 30, 2004, to 5,227,000. Of the 12% increase in customers since June 30, 2004, 570,000 were added through U.S. Cellular’s marketing (including reseller) channels while 27,000 net customers were subtracted as a result of divestiture activities, primarily the divestiture to ALLTEL in November of 2004. TDS Telecom’s operating revenues increased $8.2 million, or 2%, to $443.4 million in 2005 from $435.2 million in 2004 as equivalent access lines increased by 55,900 or 5%, since June 30, 2004, to 1,177,100. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $88.9 million, or 6%, to $1,710.4 million in 2005 from $1,621.5 million in 2004 primarily reflecting growth in operations. U.S. Cellular’s operating expenses increased $71.3 million, or 6%, to $1,347.0 million in 2005 from $1,275.7 million in 2004 primarily reflecting costs associated with providing service to an expanding customer base. TDS Telecom’s expenses increased $17.7 million, or 5%, to $363.4 million in 2005 from $345.7 million in 2004 primarily reflecting increased cost of goods sold for digital subscriber lines and long distance services, and costs related to additional competitive local exchange carrier customers.

Operating Income decreased slightly to $183.3 million in 2005 from $183.6 million in 2004. The operating margin was 9.7% in 2005 and 10.2% in 2004 on a consolidated basis. U.S. Cellular’s operating income increased $9.1 million, or 10%, to $103.3 million from $94.2 million in 2004 and its operating margin, as a percentage of service revenues, increased to 7.6% in 2005 from 7.3% in 2004. TDS Telecom’s operating income decreased $9.5 million, or 11%, to $80.0 million in 2005 from $89.5 million in 2004 and its operating margin decreased to 18.0% in 2005 from 20.5% in 2004.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments and interest expense. Investment and other income (expense) totaled $42.9 million in 2005 and $(58.4) million in 2004.

Investment income decreased $2.4 million, or 7%, to $30.8 million in 2005 from $33.2 million in 2004. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting. Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005. The decrease in investment income is a result of the divestitures of certain investment markets to ALLTEL in November 2004.

Interest and dividend income increased $118.5 million to $126.6 million in 2005 from $8.1 million in 2004 primarily due to a dividend paid from Deutsche Telekom and higher average rates of interest earned on investments in 2005 than 2004. The Deutsche Telekom dividend was for EUR 0.62 per share in April 2005. TDS recorded dividend income of $105.7 million, before taxes, in the second quarter of 2005. Deutsche Telekom did not pay a dividend in 2004.

24

Interest expense increased $11.2 million, or 12%, to $106.4 million in 2005 from $95.2 million in 2004 primarily due to interest expense on forward contracts being $11.0 million higher in the six months ended June 30, 2005 than in the same period of 2004 as a result of higher LIBOR interest rates on certain variable rate forward contracts. Interest expense in the six months ended June 30, 2005 increased by $14.8 million from the issuances of 30-year 7.5% senior notes and 6.7% senior notes by U.S. Cellular in June 2004 but was largely offset by a $4.9 million and $9.2 million reduction of interest, from the redemptions of U.S. Cellular’s Liquid Yield Option Notes in July 2004 and 7.25% senior notes in August 2004, respectively.

Gain (loss) on investments totaled a net gain of $0.5 million in 2005 and a net loss of $1.8 million in 2004. The net gain in 2005 reflects a working capital adjustment recorded on the investment interests sold by U.S. Cellular and TDS Telecom to ALLTEL in November 2004. The net loss of $1.8 million in 2004 represents an impairment in the carrying value of a U.S. Cellular investment in a non-operational market in Florida.

Other income (expense), net totaled $(8.6) million in 2005 and $(2.7) million in 2004. In 2005, TDS Telecom recorded prepayment penalties and unamortized debt issuance costs write offs of $2.2 million on the repayment of long-term debt in March and June.

Income Tax Expense increased $40.8 million, or 79%, to $92.2 million in 2005 from $51.4 million in 2004 primarily due to higher pretax income in 2005, partially offset by a $2.5 million provision in 2004 recorded upon the completion of the sale of assets by U.S. Cellular to AT&T Wireless in February 2004. The effective tax rate was 40.7% in 2005 and was 41.0% in 2004. The effective tax rate for the six months ended June 30, 2005 increased to 40.7% from 38.5% for the three months ended March 31, 2005 primarily due to the net foreign taxes on the Deutsche Telekom dividend received in the second quarter of 2005. For further analysis and discussion of TDS’s effective tax rates in 2005 and 2004, see Note 4 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders'	$(10,051)	$(8,452)
Minority Shareholders' or Partners'	(3,989)	(4,211)

	(14,040)	(12,663)
Other	(117)	(24)

	$(14,157)	$(12,687)

Net Income Available to Common totaled $119.8 million, or $1.03 per diluted share, in 2005 and $61.0 million, or $0.53 per diluted share, in 2004, as adjusted for the effects of the Special Common Share stock dividend. See Note 2 – Stock Dividend for adjustment discussion.

25
U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 81.5%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. Growth in the customer base is the primary reason for the growth in U.S. Cellular’s revenues and expenses. The number of customers served increased by 12% since June 30, 2004, to 5,227,000 from 4,684,000, primarily due to customer additions from its marketing channels.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 229 wireless markets as of June 30, 2005. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of June 30, 2005 follows:

Number of Markets

Consolidated markets (1)	176
Consolidated markets to be acquired pursuant to existing agreements (2)	29
Minority interests accounted for using equity method (3)	19
Minority interests accounted for using cost method (4)	5

Total markets to be owned after completion of pending transactions	229

(1) (2) (3) (4)	U.S. Cellular owns a controlling interest in each of these markets. This includes a controlling interest in one license that U.S. Cellular purchased from Cingular Wireless LLC ("Cingular") on April 1, 2005.

U.S. Cellular owns rights to acquire controlling interests in 29 additional wireless licenses. Of the 29 licenses, 20 result from an acquisition agreement with AT&T Wireless Services, Inc. ("AT&T Wireless"), now Cingular, which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. The remaining 9 licenses relate to Carroll Wireless, L.P. ("Carroll Wireless"), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes. Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission ("FCC") as Auction 58. Of the 17 licenses for which Carroll Wireless was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular's currently owned or acquirable markets. Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.

Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Six Months Ended or At June 30,

	2005	2004

As of June 30, (1a)
Total market population (2)	44,690,000	45,581,000
Customers (3)	5,227,000	4,684,000
Market penetration (4)	11.70%	10.28%
Total full-time equivalent employees	7,000	6,350
Cell sites in service	5,034	4,420
For the Six Months Ended June 30, (1b)
Net customer additions (5)	276,000	333,000
Net retail customer additions (5)	204,000	248,000
Average monthly service revenue per customer (6)	$44.42	$46.96
Postpay churn rate per month (7)	1.5%	1.4%
Sales and marketing cost per gross customer addition (8)	$423	$381

(1a) (1b)	Amounts in 2005 include the market acquired from Cingular in April 2005, and do not include (i) the six markets sold to AT&T Wireless in February 2004, or (ii) the two markets sold to ALLTEL in November 2004. Amounts in 2004 do not include the market acquired from Cingular in April 2005 or the six markets sold to AT&T Wireless in February 2004.

Amounts in 2005 include the results of the market acquired from Cingular in April 2005 from April 1, 2005 through June 30, 2005 and do not include (i) the results of the six markets sold to AT&T Wireless in February 2004 for the entire period or (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period. Amounts in 2004 include (i) the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004, and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period.

26
(2) (3)	Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes. As of June 30, 2005, such population includes the total market population of the market acquired from Cingular in April 2005. As of June 30, 2004, such population includes one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") as of January 1, 2004. This market was subsequently sold in November 2004 and is therefore not included at June 30, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular's consolidated customer base as of June 30, 2005 or 2004. The total market population of the two markets sold to ALLTEL in November 2004 is not included in the amounts for 2005, as the customers sold to ALLTEL are not included in U.S. Cellular's consolidated customer base as of June 30, 2005, but such total market population and customer are included as of June 30, 2004. The population of markets in which U.S. Cellular has deferred the transfer of licenses from AT&T Wireless are not included in the total population for any period, nor are the population of markets for which Carroll Wireless was the winning bidder in the FCC's Auction 58.

U.S. Cellular's customer base consists of the following types of customers:

	June 30,

	2005	2004

Customers on postpay service plans in which the end user
is a customer of U.S. Cellular ("postpay customers")	4,426,000	4,128,000

End user customers acquired through U.S. Cellular's
agreement with a third party ("reseller customers") *	539,000	400,000

Total postpay customer base	4,965,000	4,528,000

Customers on prepaid service plans in which the end user
is a customer of U.S. Cellular ("prepaid customers")	262,000	156,000

Total customers	5,227,000	4,684,000

*	Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4) (5) (6)	Calculated using 2004 and 2003 Claritas population estimates for 2005 and 2004, respectively. "Total market population" is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

"Net customer additions" represents the number of net customers added to U.S. Cellular's overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. "Net retail customer additions" represents the number of net customers added to U.S. Cellular's customer base, excluding net reseller customers added to its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. Full-year 2005 estimates for U.S. Cellular's net retail customer additions are included in the overall discussion of full-year 2005 estimates under "Operating Income."

U.S. Cellular uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,

	2005	2004

Service Revenues per Consolidated Statements of Operations	$1,360,366	$1,282,040
Divided by average customers during period (000s) *	5,104	4,550
Divided by number of months in each period	6	6

Average monthly service revenue per customer	$44.42	$46.96

*	"Average customers during period" is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of each period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular served such customers during each period.

(7) (8)	Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customer numbers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular's network if the reseller elects to reuse the customer telephone number; as a result, only those reseller customer numbers that are disconnected from U.S. Cellular's network are counted in the number of postpay disconnects. The calculation divides the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

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

27
Operating revenues increased $80.5 million, or 6%, to $1,450.4 million in 2005 from $1,369.9 million in 2004.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Retail service	$1,202,101	$1,116,769
Inbound roaming	64,727	87,015
Long-distance and other service revenues	93,538	78,256

Service Revenues	1,360,366	1,282,040
Equipment sales	89,991	87,835

	$1,450,357	$1,369,875

Service revenues increased $78.4 million, or 6%, to $1,360.4 million in 2005 from $1,282.0 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase in service revenues was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $44.42 in the first six months of 2005, and $46.96 in the first six months of 2004. See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $85.3 million, or 8%, to $1,202.1 million in 2005 from $1,116.8 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenues from data products and services were the primary reasons for the increase in retail service revenue. The number of customers increased 12% to 5,227,000 at June 30, 2005, from 4,684,000 at June 30, 2004. Of the 12% increase in customers since June 30, 2004, 570,000 were added through U.S. Cellular’s marketing (including reseller) distribution channels while 27,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestiture to ALLTEL in November 2004.

Revenues from data products and services increased to $59.7 million in 2005 from $25.2 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets. Also, amounts billed to customers to recover the cost of contributions to the federal universal service fund and costs related to other federal mandates such as E-911 capability and wireless number portability increased $21.1 million in the first half of 2005.

Monthly retail minutes of use per customer increased to 606 in 2005 from 517 in 2004. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. U.S. Cellular anticipates that the percentage growth in the customer base in U.S. Cellular’s wireless markets will be lower in the future, primarily as a result of the increased competition in its markets and the increasing maturity of the wireless marketplace. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

The impact on retail service revenue of the increase in average monthly retail minutes of use was offset by a decrease in average revenue per minute of use in 2005. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 12% at June 30, 2004 to 15% at June 30, 2005. Also, as of January 1, 2005, U.S. Cellular changed its accounting for certain fees charged when customers disconnect service prior to the end of their contracts, to begin recording revenue for such fees only as collected. Prior to that time, U.S. Cellular recorded both revenue and accounts receivable related to such fees, and then wrote off uncollectible accounts receivable to bad debt expense. This change reduced both retail service revenues and bad debt expense by $18.8 million compared to 2004. As a result of the above factors, average monthly retail service revenue per customer decreased 4% to $39.25 in 2005 from $40.91 in 2004. U.S. Cellular anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

28

Inbound roaming revenues decreased $22.3 million, or 26%, to $64.7 million in 2005 from $87.0 million in 2004. The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry.

U.S. Cellular anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

  U.S. Cellular’s roaming partners may switch their business from U.S. Cellular to other operators or to their own systems;
  as certain wireless operators convert their networks to Global System for Mobile Communication (“GSM”) digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access (“TDMA”) service, those operators may switch their business to other operators which offer GSM service; and
  newer customers may roam less than existing customers, reflecting further penetration of the consumer market.

U.S. Cellular also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $15.2 million, or 20%, to $93.5 million in 2005 from $78.3 million in 2004. The increase primarily reflected a $14.6 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds. Of this amount, $5.1 million represented a one-time reimbursement paid to U.S. Cellular related to filings for prior periods; this effect was mostly offset by a $4.4 million one-time reduction in reimbursements which U.S. Cellular had previously received but related to a time period before it had become eligible to receive such reimbursements. In the first half of 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the first half of 2004.

Equipment sales revenues increased $2.2 million, or 2%, to $90.0 million in 2005 from $87.8 million in 2004. U.S. Cellular’s equipment sales revenues include revenues from sales of handsets and related accessories to both new and current customers, as well as revenues from the sales of handsets to agents. U.S. Cellular sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

The total cost of equipment sold increased $13.8 million, or 6%, to $243.9 million in 2005 from $230.1 million in 2004. Equipment sales revenues have grown less significantly than the total cost of equipment sold due to the continued substantial discounting of handsets for new customers as well as those customers who renew service with U.S. Cellular. This trend is occurring throughout the wireless industry.

Equipment sales revenues from handset sales to agents are recognized upon delivery of the related products to the agents, net of anticipated agent rebates. In most cases, the agents receive the rebate from U.S. Cellular at the time these agents provide handsets to sign up new customers or renew current customers.

Customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”), one of the primary drivers of equipment sales revenues, increased less than 1% in 2005. The revenues from handsets provided to current customers for retention purposes declined slightly, despite a slight increase in the volume of such transactions, partially reducing the growth in equipment sales revenues. The retention transaction revenue decline was primarily due to the increase in discounting of handsets for competitive reasons. In 2005, U.S. Cellular continued to focus on retaining customers by offering current customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached.

29
Operating expenses increased $71.4 million, or 6%, to $1,347.1 million in 2005 from $1,275.7 million in 2004.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
System operations (exclusive of depreciation,
amortization and accretion included below)	$287,804	$282,410
Cost of equipment sold	243,870	230,070
Selling, general and administrative	561,665	527,825
Depreciation, amortization and accretion	253,717	236,143
Gain on assets held for sale	—	(725)

	$1,347,056	$1,275,723

System operations expenses (excluding depreciation, amortization and accretion) increased $5.4 million, or 2%, to $287.8 million in 2005 from $282.4 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The components of system operations expenses were as follows:

  maintenance, utility and cell site expenses increased $14.5 million, or 17%, primarily driven by a 14% increase in the number of cell sites within U.S. Cellular’s network, to 5,034 in 2005 from 4,420 in 2004, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also by launching operations in new markets;
  the cost of network usage on U.S. Cellular’s systems increased $17.3 million, or 19%, as total minutes used on U.S. Cellular’s systems increased 35% in 2005, partially offset by the ongoing reduction in the per-minute cost of usage on U.S. Cellular’s network; and
  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $26.4 million, or 26%. Factors contributing to the decline included: 1) reductions in cost per minute, primarily resulting from the ongoing decline in negotiated roaming rates; 2) the availability of U.S. Cellular’s network in markets launched in 2004 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and 3) the sales of markets to AT&T Wireless and ALLTEL in 2004, which eliminated the roaming costs previously incurred by those markets’ customers.

In total, U.S. Cellular expects system operations expenses to increase over the next few years, driven by the following factors:

  increases in the number of cell sites within U.S. Cellular’s network as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and
  increases in minutes of use, both on U.S. Cellular's network and by U.S. Cellular's customers on other carriers' networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks. As the recently launched markets have historically been among U.S. Cellular’s customers’ most popular roaming destinations, U.S. Cellular anticipates that the continued integration of these markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its network and a corresponding decrease in minutes of use by its customers on other carriers’networks, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other carriers’ networks. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future.

Cost of equipment sold increased $13.8 million, or 6%, to $243.9 million in 2005 from $230.1 million in 2004. The change was primarily due to an increase in the total cost of handsets provided to customers for retention purposes, as the number of retention transactions increased only slightly in 2005 and the number of gross customer activations from marketing channels increased less than 1%. In addition, the overall cost per handset increased slightly in the first six months of 2005 as more customers purchased higher priced, data-enabled handsets, which increasingly include other value-added features such as cameras. Data-enabled handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services.

30

Selling, general and administrative expenses increased $33.9 million, or 6%, to $561.7 million in 2005 from $527.8 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 12% increase in U.S. Cellular’s customer base and a 10% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

  a $10.1 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;
  an $8.2 million increase in expenses related to payments into the federal universal service fund, driven by an increase in the percentage of revenues required to be paid into the fund as well as an increase in retail service revenues, upon which payments into the fund are based; most of these payments are offset by increases in retail service revenues for amounts passed through to customers;
  a $6.7 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005;
  a $4.3 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies; such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services; and
  a $19.0 million decrease in bad debt expense, primarily attributable to a change in U.S. Cellular’s accounting as of January 1, 2005 for certain fees charged when customers disconnect service prior to the end of their contracts; in 2005, U.S. Cellular began recording revenue for such fees only as collected, reducing both retail service revenues and bad debt expense by $18.8 million compared to 2004 when it recorded both revenue and bad debt expense related to such fees.

Sales and marketing cost per gross customer activation increased 11% to $423 in 2005 from $381 in 2004, primarily due to increased handset subsidies, sales employee-related expenses and advertising expenses, partially offset by a decrease in commissions and agent-related payments. U.S. Cellular uses this measurement to assess both the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Consolidated Statements of Operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$243,921	$225,642
Cost of equipment sold to new customers (2)	183,770	161,973
Less equipment sales revenue from new customers (3)	(103,489)	(97,186)

Total costs	$324,202	$290,429
Gross customer activations (000s) (4)	766	762

Sales and marketing cost per gross customer activation	$423	$381

31
(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:
	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$561,665	$527,825
Less expenses related to serving and retaining customers	(317,744)	(302,183)

Selling, general and administrative expenses related to
the acquisition of new customers	$243,921	$225,642

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:
	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Cost of equipment sold as reported	$243,870	$230,070
Less cost of equipment sold related to the retention of
current customers	(60,100)	(68,097)

Cost of equipment sold to new customers	$183,770	$161,973

(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:
	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Equipment sales revenue as reported	$89,991	$87,835
Less equipment sales revenues related to the retention of
current customers, excluding agent rebates	(12,103)	(12,927)
Add agent rebate reductions of equipment sales revenues
related to the retention of current customers	25,601	22,278

Equipment sales revenues from new customers	$103,489	$97,186

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 8% to $12.78 in 2005 from $13.91 in 2004. U.S. Cellular uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative
expenses as reported	$561,665	$527,825
Less selling, general and administrative expenses
related to the acquisition of new customers	(243,921)	(225,642)
Add cost of equipment sold related to the
retention of current customers	60,100	68,097
Less equipment sales revenues related to the
retention of current customers, excluding agent rebates	(12,103)	(12,927)
Add agent rebate reductions of equipment sales
revenues related to the retention of current customers	25,601	22,278

Net cost of serving and retaining customers	$391,342	$379,631
Divided by average customers during period (000s) (2)	5,104	4,550
Divided by six months in each period	6	6

Average monthly general and administrative expenses
per customer	$12.78	$13.91

(1) (2)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data.

32

Depreciation, amortization and accretion expense increased $17.6 million, or 7%, to $253.7 million in 2005 from $236.1 million in 2004. The majority of the increase reflects a $20.0 million, or 9%, increase in depreciation expense, primarily driven by rising average fixed asset balances, which increased 19% in 2005. Increased fixed asset balances in 2005 resulted from the following factors:

  the addition of 614 cell sites to U.S. Cellular’s network since June 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and
  the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

  $6.3 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and
  $3.6 million of writeoffs of certain Time Division Multiple Access (“TDMA”) digital radio equipment related to its disposal or consignment for future sale. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In 2004, a change in the useful lives of certain asset categories increased depreciation expense $9.9 million. Additionally, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount.

Additionally in 2004, in preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular conducted a physical inventory review of its cell site fixed assets. U.S. Cellular completed the inventory in the fourth quarter of 2004. Based on the results of the review through June 30, 2004, U.S. Cellular estimated that the review, when completed, would result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter of 2004.

Amortization expense decreased $2.8 million, or 13%, to $19.1 million in 2005 from $22.0 million in 2004, primarily representing a $2.4 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002. Customer list intangible assets are amortized using the declining balance method, which results in declining amortization expense each year.

(Gain) loss on assets held for sale for the first six months of 2004 includes a gain of $725,000, which primarily represents a $582,000 reduction of loss on assets held for sale recorded originally in the fourth quarter of 2003 on the sale of wireless properties in southern Texas to AT&T Wireless which was completed in February 2004.

Operating Income

Operating income increased $9.1 million, or 10%, to $103.3 million in 2005 from $94.2 million in 2004. The operating income margins (as a percent of service revenues) were 7.6% in 2005 and 7.3% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, and lower system operations expenses as a percent of service revenues, partially offset by the following factors:

  increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;
  increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network;
  increased equipment subsidies, primarily due to the increase in the per unit discount for handsets sold to new customers as well as to current customers for retention purposes; and
  increased minutes of use and cell sites in service.

33

U.S. Cellular expects all of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2005 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and began sales and marketing operations in the St. Louis area in the third quarter of 2005. U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

The following estimates of full-year 2005 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer activations include the impact of commercially launching service in the St. Louis market during the third quarter of 2005. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on July 27, 2005 and continue to represent U.S. Cellular’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS and U.S. Cellular undertake no duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results		2004 Actual Results

Service revenues	$	+/- 2.8 billion	$2.65 billion
Depreciation, amortization and accretion expenses		$530 million	$497.9 million
Operating Income		$180-220 million	$177.8 million
Net retail customer activations		475,000-525,000	464,000

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

34
TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 55,900 or 5%, since June 30, 2004 to 1,177,100. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 734,200 equivalent access lines at June 30, 2005, a 1% (8,600 equivalent access lines) increase from 725,600 equivalent access lines at June 30, 2004.

TDS Telecom’s competitive local exchange carrier subsidiaries served 442,900 equivalent access lines at June 30, 2005, a 12% (47,300 equivalent access lines) increase from 395,600 equivalent access lines served at June 30, 2004.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$326,380	$322,636
Operating Expenses	241,712	225,121

Operating Income	84,668	97,515

Competitive Local Exchange Carrier Operations
Operating Revenues	119,725	114,517
Operating Expenses	124,402	122,546

Operating (Loss)	(4,677)	(8,029)

Intercompany revenue elimination	(2,738)	(1,928)
Intercompany expense elimination	(2,738)	(1,928)

TDS Telecom Operating Income	$79,991	$89,486

Operating income decreased $9.5 million, or 11%, to $80.0 million in the six months ended June 30, 2005 from $89.5 million in 2004. TDS Telecom’s operating income in 2004 included one-time adjustments to certain competitive local exchange carrier revenue accruals that increased operating revenues and operating income by $2.5 million. In addition, a one-time adjustment for incumbent local exchange carrier long distance cost of goods sold recorded in the first quarter of 2004 increased incumbent local exchange carrier operating income by $3.2 million.

The following forward-looking information with respect to anticipated operating revenues, operating income and operating losses was updated by TDS Telecom on July 27, 2005 and continues to represent TDS’s views as of the date of filing of this Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results	2004 Actual Results

Incumbent Local Exchange Operations:
Revenues	$655-665 million	$658.5 million
Depreciation, amortization and accretion expenses	$135 million	$131.7 million
Operating Income	$170-180 million	$187.1 million

Competitive Local Exchange Operations:
Revenues	$235-245 million	$228.7 million
Depreciation, amortization and accretion expenses	$30 million	$38.3 million
Operating Income (loss)	$(15)-(10) million	$(144.1) million

35
Incumbent Local Exchange Carrier Operations

Operating revenues increased $3.8 million, or 1%, to $326.4 million in the six months ended June 30, 2005 from $322.6 million in 2004, primarily due to higher digital subscriber line and long distance subscribers. The increase was impacted by fewer physical access lines and dial-up Internet customers.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Local service	$99,881	$101,646
Network access and long distance	181,313	177,683
Miscellaneous	45,186	43,307

	$326,380	$322,636

Local service revenues decreased $1.7 million, or 2%, to $99.9 million in 2005 from $101.6 million in 2004 primarily due to a 2% decrease in physical access lines, 49% of which was due to loss of second lines that was affected by digital subscriber lines substitution. Lower access lines reduced revenues by approximately $2.0 million. This decrease is impacted by an increase in advanced calling services revenues, driven by higher penetration.

Network access and long distance revenues increased $3.6 million, or 2%, to $181.3 million in 2005 from $177.7 million in 2004. Revenues from long distance service increased $1.4 million in 2005 reflecting increased long distance customers. As of June 30, 2005, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 310,000 access lines compared to 280,900 access lines at June 30, 2004. Compensation from state and national revenue pools for recovery of expenses of providing network access increased $2.5 million as compared to 2004.

Miscellaneous revenues from Internet, digital subscriber line and other non-regulated lines of business increased $1.9 million or 4%, to $45.2 million in 2005 from $43.3 million in 2004. As of June 30, 2005, TDS Telecom incumbent local exchange carrier operations were providing dial-up Internet service to 94,500 customers compared to 112,100 customers in 2004 and were providing digital subscriber line service to 54,200 customers compared to 31,500 customers in 2004. The net increase in digital subscriber lines in service was the primary cause of the revenue increase.

Operating expenses increased by $16.6 million, or 7%, to $241.7 million in 2005 from $225.1 million in 2004, primarily reflecting increased cost of services and products.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Cost of services and products (exclusive of depreciation
and amortization included below)	$86,501	$73,701
Selling, general and administrative expense	87,365	86,448
Depreciation and amortization	67,846	64,972

	$241,712	$225,121

Cost of services and products increased $12.8 million, or 17%, to $86.5 million in 2005 from $73.7 million in 2004. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $4.2 million of expense increases. Growth in long distance customers combined with increased usage stimulated by call plans increased expense $2.1 million. In addition, a one-time reduction of $3.2 million for long distance cost of goods sold was recorded in the first quarter of 2004. The remainder of the increase is driven by increased labor and contractor charges.

Selling, general and administrative expenses increased $1.0 million, or 1%, to $87.4 million from $86.4 million in 2004. Expenses grew at a rate comparable to inflation, but the year-to-year increase was impacted by a $1.5 million write-off of development costs incurred for a product not integrated into a service offering in the first quarter of 2004.

Depreciation and amortization expenses increased $2.8 million, or 4%, to $67.8 million in 2005 from $65.0 million in 2004 primarily due to additions to plant in service.

36
Operating income decreased $12.8 million, or 13%, to $84.7 million in 2005 from $97.5 million in 2004 primarily as a result of the increase in cost of services and products.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service) increased $5.2 million, or 5%, to $119.7 million in 2005 from $114.5 million in 2004, primarily due to the increase in access lines.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Operating Revenues	$119,725	$114,517

Retail revenues increased $9.7 million to $107.4 million in 2005 from $97.7 million in 2004, primarily due to access line growth of 12% or 47,300. Increased access lines added approximately $13.3 million to retail revenues. The increase is impacted by a 2004 one-time adjustment to revenue accruals. In the second quarter of 2004, TDS Telecom undertook a comprehensive review of its competitive local exchange carrier accruals and, as a result, adjusted certain unbilled revenue accruals that on a net basis resulted in an increase in competitive local exchange carrier revenues of $2.5 million.

Wholesale revenues, which represent charges to incumbent carriers, decreased $4.5 million to $12.3 million in 2005 from $16.8 million in 2004 primarily due to federal and state mandated decreases in access rates, including approximately $4.1 million due to interstate switched access rate decreases.

Operating expenses increased $1.9 million, or 2%, to $124.4 million in 2005 from $122.5 million in 2004.

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Cost of services and products (exclusive of depreciation
and amortization included below)	$50,322	$43,561
Selling, general and administrative expense	59,255	60,237
Depreciation and amortization	14,825	18,748

	$124,402	$122,546

Cost of services and products increased $6.7 million, or 16%, to $50.3 million in 2005 from $43.6 million in 2004, primarily due to the costs related to providing service to customers added during the period. Access line growth added $4.4 million to cost of goods sold and rate increases added another $4.4 million. These increases were impacted by rate decreases in other costs of goods sold.

Selling, general and administrative expenses decreased $0.9 million, or 2%, to $59.3 million in 2005 from $60.2 million in 2004. Sales and marketing expenses have decreased as a result of changes in strategy on the mix of targeted customers, but have been offset by increased administrative costs including consulting and auditing costs.

Depreciation and amortization expenses decreased $3.9 million, or 21%, to $14.8 million in 2005 from $18.7 million in 2004 as a result of decreases in the value of fixed assets. In December 2004, TDS Telecom concluded that the long-lived tangible assets of the competitive local exchange carrier operations were impaired and recorded a loss of $87.9 million to reduce the book value of those assets.

Operating loss decreased $3.3 million, or 42%, to $(4.7) million in 2005 from $(8.0) million in 2004. The amount of operating loss in 2004 was reduced by the $2.5 million one-time adjustments to certain revenue accruals, as discussed above.

Incumbent and competitive local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation, and new technologies such as Voice over Internet Protocol. Despite these challenges, TDS Telecom has successfully maintained equivalent access line levels and customer satisfaction.

37
Regulatory Changes

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating Revenues increased $31.0 million, or 3%, to $965.6 million during the second quarter of 2005 from $934.6 million in 2004 for reasons generally the same as the first six months.

U.S. Cellular Operating Revenues

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Retail service	$612,427	$576,541
Inbound roaming	34,844	44,516
Long distance and other service revenues	44,303	41,601

Service Revenues	691,574	662,658
Equipment sales	50,348	49,567

	$741,922	$712,225

U.S. Cellular operating revenues increased $29.7 million, or 4%, to $741.9 million in 2005 from $712.2 million in 2004. Retail service revenues increased $35.9 million, or 6%, to $612.4 million in 2005 from $576.5 million in 2004, primarily due to a 12% increase in U.S. Cellular’s customer base. The effect of a 16% increase in monthly retail minutes of use per customer, to 627 in 2005 from 542 in 2004, was more than offset by a decrease in average revenue per minute of use in 2005, resulting in a 5% decrease in average monthly retail service revenue per customer.

Inbound roaming revenues decreased $9.7 million, or 22%, to $34.8 million in 2005 from $44.5 million in 2004, for reasons generally the same as for the first six months of 2005, except that there was no impact on inbound roaming revenue in either period as a result of the sale of markets to AT&T Wireless in February 2004.

Long-distance and other service revenues increased $2.7 million, or 6%, to $44.3 million in 2005 from $41.6 million in 2004. The increase primarily reflected an increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds, partially offset by a one-time reduction in reimbursements which U.S. Cellular had previously received but related to a time period before it had become eligible to receive such reimbursements. In the second quarter of 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the same period of 2004.

Equipment sales revenue increased $0.8 million, or 2%, to $50.3 million in 2005 from $49.5 million in 2004. The primary driver for the increase was an increase in handsets sold to current customers for retention purposes, while gross customer activations decreased 7% and overall revenue per handset decreased as well. The decrease in overall revenue per handset was primarily due to an increase in discounting of handsets for competitive reasons.

TDS Telecom Operating Revenues

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$50,320	$51,219
Network access and long distance	91,217	89,496
Miscellaneous	23,066	22,802

	164,603	163,517
Competitive Local Exchange Carrier Operations	60,510	59,781
Intercompany revenue elimination	(1,477)	(935)

TDS Telecom Operating Revenues	$223,636	$222,363

38

TDS Telecom operating revenues increased $1.2 million, or less than 1%, to $223.6 million during the second quarter of 2005 from $222.4 million in 2004, due in part to a 5% growth in competitive local exchange carrier revenues. This growth is impacted by a 2004 one-time adjustment to revenue accruals. In the second quarter of 2004, TDS Telecom undertook a comprehensive review of its competitive local exchange carrier accruals and, as a result, adjusted certain unbilled revenue accruals that on a net basis resulted in an increase in competitive local exchange carrier revenues of $2.5 million. Competitive local exchange carrier access line equivalents increased 12% since June 30, 2004, while competitive local exchange carrier digital subscriber line customers increased 34%. Incumbent local exchange carrier revenues decreased due to the loss of physical access lines, but the loss was offset by the digital subscriber line customers increase of 72% since June 30, 2004. In addition, the incumbent local exchange carrier received $1.6 million from the national revenue pool in the second quarter of 2005 for recovery of expenses of providing network access in 2004.

Operating Expenses increased $33.6 million, or 4%, to $857.7 million during the second quarter of 2005 from $824.1 million in 2004 for reasons generally the same as the first six months.

U.S. Cellular Operating Expenses

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
System operations (exclusive of depreciation,
amortization and accretion included below)	$147,738	$144,887
Cost of equipment sold	116,977	110,182
Selling, general and administrative	283,676	269,619
Depreciation, amortization and accretion	126,467	122,249
Gain on assets of operations held for sale	—	(582)

	$674,858	$646,355

U.S. Cellular operating expenses increased $28.5 million, or 4%, to $674.9 million in 2005 from $646.4 million in 2004.

System operations expenses (excluding depreciation, amortization and accretion) increased $2.8 million, or 2%, to $147.7 million in 2005 from $144.9 million in 2004. The effects of several offsetting factors, which were generally the same factors that affected system operations expense in the first six months of 2005, resulted in a slight net increase in expense during the second quarter of 2005.

Cost of equipment sold increased $6.8 million, or 6%, to $117.0 million in 2005 from $110.2 million in 2004. The primary driver for the increase was an increase in handsets sold to current customers for retention purposes, while gross customer activations decreased 7% and overall cost per handset decreased slightly as well. The decrease in overall cost per handset was due to the slight decrease in the cost of data-enabled handsets since the second quarter of 2004.

Selling, general and administrative expenses increased $14.1 million, or 5%, to $283.7 million in 2005 from $269.6 million in 2004. The increase was primarily attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base. Selling, general and administrative expenses were also affected by the following factors:

  a $5.8 million increase in expenses related to payments into the federal universal service fund, driven by an increase in the percentage of revenues required to be paid into the fund as well as an increase in retail service revenues, upon which payments into the fund are based;
  a $4.9 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005;
  a $4.9 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and
  an $11.5 million decrease in bad debt expense, primarily attributable to a change in U.S. Cellular’s accounting as of January 1, 2005 for certain fees charged when customers disconnect service prior to the end of their contracts; in the second quarter of 2005, U.S. Cellular began recording revenue for such fees only as collected, reducing both retail service revenues and bad debt expense by $11.1 million compared to the same period in 2004.

39

Sales and marketing cost per gross customer addition increased to $460 in the second quarter of 2005 from $392 in 2004, primarily due to increased handset subsidies and advertising expenses. Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the
acquisition of new customers (1)	$123,535	$115,184
Cost of equipment sold to new customers (2)	88,528	78,515
Less equipment sales revenue from new customers (3)	(55,696)	(50,723)

Total costs	$156,367	$142,976
Gross customer activations (000s) (4)	340	365

Sales and marketing cost per gross customer activation	$460	$392

(1)	Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:
	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$283,676	$269,619
Less expenses related to serving and retaining customers	(160,141)	(154,435)

Selling, general and administrative expenses related to
the acquisition of new customers	$123,535	$115,184

(2)	Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:
	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Cost of equipment sold as reported	$116,977	$110,182
Less cost of equipment sold related to the retention of
current customers	(28,449)	(31,667)

Cost of equipment sold to new customers	$88,528	$78,515

(3)	Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:
	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Equipment sales revenue as reported	$50,348	$49,567
Less equipment sales revenues related to the retention of
current customers, excluding agent rebates	(6,666)	(6,879)
Add agent rebate reductions of equipment sales revenues
related to the retention of current customers	12,014	8,035

Equipment sales revenues from new customers	$55,696	$50,723

(4)	Gross customer activations represent customers added to U.S. Cellular's customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

40

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 8% to $12.48 in 2005 from $13.50 in 2004. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$283,676	$269,619
Less selling, general and administrative expenses
related to the acquisition of new customers	(123,535)	(115,184)
Add cost of equipment sold related to the
retention of current customers	28,449	31,667
Less equipment sales revenues related to the
retention of current customers, excluding agent rebates	(6,666)	(6,879)
Add agent rebate reductions of equipment sales
revenues related to the retention of current customers	12,014	8,035

Net cost of serving and retaining customers	$193,938	$187,258
Divided by average customers during period (000s) (2)	5,179	4,622
Divided by three months in each period	3	3

Average monthly general and administrative expenses
per customer	$12.48	$13.50

(1) (2)	These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.
Average customers for the three month periods were derived in a manner similar to the average customers definition used in the discussion of operating revenues.

Depreciation, amortization and accretion expense increased $4.3 million, or 3%, to $126.5 million in 2005 from $122.2 million in 2004. The majority of the increase reflects rising average fixed asset balances, which increased 15% in the second quarter of 2005. Such increased fixed asset balances resulted from the following factors:

  the addition of 614 cell sites to U.S. Cellular’s network since June 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and
  the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In the second quarter of 2005, additional depreciation expense was recorded related to the following:

  $2.0 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and
  $1.3 million of writeoffs of certain TDMA digital radio equipment related to its disposal or consignment for future sale.

In the second quarter of 2004, a change in the useful lives of certain asset categories increased depreciation expense $2.5 million. Additionally, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $6.3 million prior to its consignment, increasing depreciation expense by that amount.

Also in 2004, U.S. Cellular estimated that the ongoing physical inventory review of its fixed assets, when completed, would result in a write-off of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-off in the second quarter of 2004.

U.S. Cellular operating expenses also included a $582,000 reduction of loss on assets held for sale previously recorded on the sale of wireless properties in southern Texas to AT&T Wireless in February 2004.

41
TDS Telecom Operating Expenses

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Cost of services and products (exclusive of
depreciation and amortization included below)	$42,891	$39,184
Selling, general and administrative expense	44,107	43,037
Depreciation and amortization	33,582	32,425

	120,580	114,646
Competitive Local Exchange Carrier Operations
Cost of services and products (exclusive of
depreciation and amortization included below)	26,230	23,514
Selling, general and administrative expense	29,993	30,800
Depreciation and amortization	7,522	9,737

	63,745	64,051
Intercompany expense elimination	(1,477)	(935)

TDS Telecom Operating Expenses	$182,848	$177,762

TDS Telecom operating expenses increased $5.0 million, or 3%, to $182.8 million in 2005 from $177.8 million in 2004. Incumbent local exchange carrier operating expenses increased $6.0 million, primarily due to $2.0 million of increased cost of providing service to new digital subscriber line customers and $1.2 million of increased depreciation due to increased fixed assets (see “Liquidity and Capital Resources – Capital Expenditures”). Expenses from competitive local exchange carrier operations decreased $0.4 million in 2005 primarily reflecting the decrease in depreciation resulting from the reduction in the value of fixed assets recorded in the fourth quarter of 2004.

TDS Operating Income decreased $2.6 million, or 2%, to $107.9 million in the three months ended June 30, 2005 from $110.5 million in 2004. U.S. Cellular’s operating income increased $1.2 million while TDS Telecom’s operating income decreased $3.8 million. The decrease at TDS Telecom primarily reflects costs associated with new customers and provision of additional services.

Investment and Other Income (Expense) totaled $76.4 million in 2005 and $(28.6) million in 2004.

Investment income decreased $2.0 million, or 11%, to $16.5 million in 2005 from $18.5 million in 2004 primarily as a result of the divestitures of certain investment markets to ALLTEL in November 2004. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting.

Interest and dividend income increased $113.6 million to $118.8 million in 2005 from $5.2 million in 2004 primarily due to a dividend from Deutsche Telekom and higher average rates of interest earned on investments in 2005 than 2004. Deutsche Telekom paid a dividend of EUR 0.62 per share in April 2005. TDS recorded dividend income of $105.7 million, before taxes, in the second quarter of 2005. Deutsche Telekom did not pay a dividend in 2004.

Gain (loss) on investments totaled a loss of $1.8 million in 2004 reflecting an impairment in the carrying value of a U.S. Cellular investment in a non-operational market in Florida. There was no gain (loss) on investment in the second quarter of 2005.

Interest (expense) increased $6.1 million, or 13%, to $54.5 million in 2005 from $48.4 million in 2004 for reasons generally the same as for the first six months.

Other income (expense), net totaled $(4.4) million in 2005 and $(2.1) million in 2004. In June 2005, TDS Telecom recorded prepayment penalties of $1.2 million on the repayment of long-term debt as well as a $0.3 million write off of unamortized debt issuance costs.

Income Tax Expense increased $44.7 million, or 143%, to $76.0 million in 2005 from $31.3 million in 2004 primarily due to higher pretax income. The effective tax rate was 41.3% in 2005 and 38.2% in 2004. For further analysis and discussion of TDS’s effective income tax rates in the second quarters of 2005 and 2004, see Note 4 — Income Taxes.

42
Minority Share of (Income) totaled $(8.9) million in 2005 compared to $(9.2) million in the second quarter of 2004.

	Three Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders'	$(6,983)	$(6,802)
Minority Shareholders' or Partners'	(1,833)	(2,349)

	(8,816)	(9,151)
Other	(91)	(28)

	$(8,907)	$(9,179)

Net Income Available to Common totaled $99.3 million, or $0.85 per diluted share, in 2005, compared to $41.3 million, or $0.36 per diluted share, in 2004, as adjusted for the effects of the Special Common Share stock dividend. See Note 2 – Stock Dividend for adjustment discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” was issued in December 2004. In April 2005, the SEC postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. As a result, TDS will be required to adopt SFAS 123R in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. TDS has reviewed the provisions of these statements and expects to record compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123R. See the “Stock-Based Compensation” disclosure above for a pro forma impact on net income and earnings per share under current accounting requirements.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. TDS does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

43
Conditional Asset Retirement Obligations

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. TDS is currently reviewing the requirement of this Interpretation and has not yet determined the impact, if any, on TDS’s financial position or results of operations.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. In recent years, TDS has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs. TDS anticipates further increases in wireless customers and wireline equivalent access lines, and in revenues and operating expenses. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, market startups and other factors. The following table provides a summary of TDS’s cash flow activities in the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$488,820	$325,498
Investing activities	(405,378)	(266,172)
Financing activities	(119,284)	384,468

Net increase (decrease) in cash and cash equivalents	$(35,842)	$443,794

Cash Flows from Operating Activities

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $488.8 million in the six months ended June 30, 2005 compared to $325.5 million in 2004. Income including adjustments to reconcile net income to net cash provided by operating activities (“noncash” items), excluding changes in assets and liabilities from operations totaled $478.4 million in 2005 and $464.5 million in 2004. Changes in assets and liabilities from operations provided $10.4 million in 2005 and required $139.0 million in 2004, primarily reflecting timing differences in the payment of accounts payable, payment of accrued taxes, receipt of accounts receivable and changes in inventory. TDS received a $105.7 million dividend from Deutsche Telekom, less foreign tax withholdings of $22.3 million, in the second quarter of 2005.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,

	2005	2004

	(Dollars in thousands)
Net income	$119,906	$61,126
Adjustments to reconcile net income to net cash provided
by operating activities	358,484	403,399

	478,390	464,525
Changes in assets and liabilities	10,430	(139,027)

	$488,820	$325,498

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks. Cash flows used for investing activities required $405.4 million in the first six months of 2005 compared to $266.2 million 2004.

Cash required for capital additions totaled $304.9 million in the six months ended June 30, 2005 and $325.1 million in 2004. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $256.0 million in 2005 and $263.1 million in 2004 representing expenditures to construct cell sites, to replace retired assets and to improve business systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $34.9 million in 2005 and $44.6 million in 2004 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities. TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $11.5 million in 2005 and $15.1 million in 2004 for switching and other network facilities. Corporate capital expenditures totaled $2.5 million in 2005 and $2.3 million in 2004.

U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $120.9 million in 2005. The amount, plus the initial deposit of $9.0 million made in the fourth quarter of 2004, was paid to the FCC for the amounts owed for Carroll Wireless’ winning bids on 17 licenses in the FCC wireless license auction completed in February 2005.

In 2004, net cash received from the sale of wireless properties in southern Texas to AT&T Wireless totaled $96.9 million, subject to a working capital adjustment. Cash paid for the acquisition of certain minority wireless interests in several markets in which U.S. Cellular already owned a controlling interest totaled $40.4 million in 2004. Distributions from unconsolidated investments provided $28.2 million in 2005 and $7.5 million in 2004, as distributions from certain entities were received in the first half of 2005 whereas similar distributions from the same entities were not received until the second half of the year in 2004.

Cash Flows from Financing Activities

Cash flows from financing activities required $119.3 million in the six months ended June 30, 2005, and provided $384.5 million in 2004. Issuances of long-term debt, consisting of $116.25 million of 6.625% notes by TDS provided proceeds after underwriting discounts of $112.6 million in 2005. Repayments of long-term debt, including RUS debt, required $258.0 million in 2005. Cash received from short term borrowings on revolving lines of credit provided $310 million in 2005 while repayments required $290.0 million in 2005. In 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes and $100 million in aggregate principal amount of unsecured 6.7% senior notes. The net proceeds from the two offerings, after deduction of underwriting discounts, of $412.5 million was temporarily used to reduce short-term debt prior to the redemption of long-term debt in the third quarter of 2004. In 2004, short-term borrowings provided $270.0 million while repayments required $270.0 million. TDS treasury shares reissued for stock options exercised and other benefit plans in 2005 provided $12.7 million and $20.3 million in 2004. U.S. Cellular treasury shares reissued for stock options exercised and other benefit plans in 2005 provided $14.2 million and $1.9 million in 2004. Dividends paid on TDS Common Shares, Special Common Shares and Preferred Shares, required $20.3 million in 2005 and $19.0 million in 2004.

There were no TDS Common Share or Special Common Share repurchases in the six months ended June 30, 2005. During the six months ended June 30, 2004, cash required for the repurchase of TDS Common Shares totaled $14.9 million. In total, TDS repurchased 214,800 Common Shares for an average price of $69.16 per share including commissions in 2004. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

LIQUIDITY AND CAPITAL RESOURCES

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $488.8 million in the first six months of 2005 compared to $325.5 million in 2004. TDS and its subsidiaries had cash and cash equivalents totaling $1,132.7 million at June 30, 2005.

TDS believes that internal cash flow, existing cash and cash equivalents, funds available from line of credit arrangements and access to long-term debt provide sufficient financial resources to finance TDS’s near-term capital, business development and expansion expenditures. TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities when and if capital requirements, financial market conditions and other factors warrant.

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

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At June 30, 2005, this credit facility had $596.6 million available for use, net of $3.4 million of outstanding letters of credit. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. At June 30, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 3.34% at June 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.25% at June 30, 2005).

TDS also has $75 million of direct bank lines of credit at June 30, 2005, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate (the prime rate was 6.25% at June 30, 2005).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At June 30, 2005, this credit facility had $649.8 million available for use, net of borrowings of $50.0 million and outstanding letters of credit of $0.2 million. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At June 30, 2005, the contractual spread was 30 basis points (the one-month LIBOR rate was 3.34% at June 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.25% at June 30, 2005).

Since the interest rates applicable to borrowings under the revolving credit facilities are based in part on TDS’s and U.S. Cellular’s credit rating, TDS’s and U.S. Cellular’s interest costs on such borrowings could increase if their credit ratings from either Standard & Poor’s or Moody’s were lowered. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. Nevertheless a downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. Standard & Poor’s currently rates both TDS and U.S. Cellular at A- with a negative outlook. On July 11, 2005, Moody’s Investor Service downgraded TDS and U.S. Cellular from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under TDS and U.S. Cellular revolving credit facilities has increased to 45 basis points from 30 basis points. In addition, the facility fee charged on the revolving credit agreements has increased to 15 basis points from 10 basis points.

The maturity dates of borrowings under TDS’s and U.S. Cellular’s credit facilities would accelerate in the event of a change in control. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. As of the date of filing of this Form 10-Q, TDS and U.S. Cellular believe that they are in compliance with all material covenants and other requirements set forth in their revolving credit agreements.

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

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries paid prepayment penalties of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS and RTB debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 5.5%.

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, the Federal Financing Bank ("FFB"), and the Rural Telephone Finance Cooperative ("RTFC"). Interest paid with this repayment totaled $0.8 million and prepayment penalties were $1.2 million. Unamortized debt issuance costs related to the notes totaling $0.3 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS, RTB, FFB and RTFC debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 6.2%. The RUS, RTB, and FFB are agencies of the United States Department of Agriculture, and, the RTFC is a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry.

As of the date of filing this Form 10-Q, TDS and its subsidiaries believe that they are in compliance with all material covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

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

TDS and its subsidiaries have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by their subsidiaries. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity. Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. As of June 30, 2005, such deferred tax liabilities totaled $1,034.4 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q, TDS and U.S. Cellular believe that they are in compliance with all material covenants and other requirements set forth in the forward contracts.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2005 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2005 is currently expected to range from $575 million to $595 million, including any additional capital spending required to facilitate the commercial launch of its services in the St. Louis area. Significant capital expenditures were made prior to 2005 in the St. Louis area to facilitate the provision of service to roaming customers in that market. U.S. Cellular’s capital expenditures for the six months ended June 30, 2005 totaled $256.0 million.

U.S. Cellular’s 2005 capital expenditures will primarily address the following needs:

  Expand and enhance U.S. Cellular’s coverage in its service areas.
  Provide additional capacity to accommodate increased network usage by current customers.
  Enhance U.S. Cellular’s retail store network and office systems.

TDS Telecom’s anticipated capital expenditures for 2005 are currently expected to range from $135 to $150 million. The incumbent local exchange carriers are expected to spend approximately $110 to $120 million to upgrade plant and equipment to provide enhanced services. The competitive local exchange carrier is expected to spend approximately $25 to $30 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom incumbent local exchange carriers’ capital expenditures totaled $34.9 million and the competitive local exchange carrier’s capital expenditures totaled $11.5 million for the six months ended June 30, 2005. TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions, Exchanges and Divestitures

TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business. As part of this strategy, TDS may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. TDS may participate as a bidder, or member of a bidding group, in auctions administered by the FCC as it did in the recently completed Auction 58. Recently, TDS has been selling or trading markets that are not strategic to long-term success and redeploying capital to markets it believes offer strategic benefits. TDS may from time-to-time be engaged in negotiations relating to the disposition or exchange of other non-strategic properties.

2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of all bidding credits to which Carroll Wireless was entitled as a designated entity. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

In March 2005, Carroll Wireless filed an application with the FCC seeking a grant of the subject licenses. TDS expects that the FCC will grant the licenses in the third quarter of 2005. The $129.9 million deposited with the FCC is included in licenses in the Consolidated Balance Sheet as of June 30, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130 million. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner; however, U.S. Cellular has not entered into any commitments to provide Carroll Wireless with any financing beyond the $130 million it has provided to date.

In the first quarter of 2005, TDS adjusted the previously reported gain related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.5 million due to a working capital adjustment which was finalized in the first six months of 2005 related to the entities sold in which TDS previously owned a noncontrolling investment interest.

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

In addition, in the first six months of 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisitions increased investment in licenses, goodwill and customer lists by $2.7 million, $3.6 million and $12.9 million, respectively.

Repurchase of Securities and Dividends

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. As market conditions warrant, TDS may repurchase Common Shares on the open market or at negotiated prices in private transactions, at prices approximating then existing market prices. TDS may use repurchased shares to fund acquisitions and for other corporate purposes. Currently, TDS does not have a Special Common Share repurchase program.

No TDS Common Shares were repurchased in the six months ended June 30, 2005. As of June 30, 2005, shares remaining available for repurchase under this authorization totaled 824,300. In the six months ended June 30, 2004, TDS repurchased 214,800 Common Shares under this authorization for an aggregate purchase price of $14.9 million, representing an average per share price of $69.16, including commissions. An additional $5.5 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first six months of 2005 or 2004.

TDS paid total dividends on its Common Shares, Special Common Shares and Preferred Shares of $20.3 million in the first six months of 2005 and $19.0 million in 2004. TDS paid quarterly cash dividends per share of $0.0875 in 2005 and $0.0825 in 2004, as adjusted to reflect the stock dividend. Because the stock dividend of Special Common Shares in the Distribution discussed below doubled the number of shares of common stock that are outstanding, following the stock dividend, the TDS Board of Directors established a quarterly cash dividend on all classes of common stock in an amount equal to $0.0875 per share, which is one-half of the immediately preceding quarterly dividend rate. Shareholders of common stock are entitled to dividends only if declared by the TDS Board of Directors.

49
Stock Dividend

On February 17, 2005, the TDS Board of Directors unanimously approved, and on April 11, 2005, the TDS shareholders approved an amendment (the “Amendment”) to the Restated Certificate of Incorporation of TDS to increase the authorized number of Special Common Shares of TDS from 20,000,000 to 165,000,000. Following such approval, the Amendment was filed with the Secretary of State of Delaware and became effective on April 11, 2005.

On February 17, 2005, the TDS Board of Directors also approved a distribution of one Special Common Share in the form of a stock dividend with respect to each outstanding Common Share and Series A Common Share of TDS (the “Distribution”), which was effective May 13, 2005 to shareholders of record on April 29, 2005.

Following effectiveness of the Distribution, at some time in the future TDS may possibly offer to issue Special Common Shares in exchange for all of the Common Shares of U.S. Cellular which are not owned by TDS (a “Possible U.S. Cellular Transaction”). TDS currently owns 81.5% of the shares of common stock of U.S. Cellular. A Possible U.S. Cellular Transaction would cause U.S. Cellular to become a wholly owned subsidiary of TDS. TDS has set no time frame for a Possible U.S. Cellular Transaction and there are no assurances that a transaction will occur.

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

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, and the Federal Financing Bank (“FFB”), all agencies of the United States Department of Agriculture, and the Rural Telephone Finance Cooperative (“RTFC”), a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry, plus accrued interest of $0.8 million.

TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

The following table shows the increases and decreases in contractual and other obligations, as presented in the Annual Report on Form 10-K for the year ended December 31, 2004, as a result of the debt transactions described above:

	Changes in Principal Payments Due by Period

(Dollars in millions)	Additional Long-Term Debt Obligations	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments	Weighted-Avg. Interest Rates on Long-Term Debt Repayments

Less than 1 year	$—	6.625%	$(29.2)	7.9%
2-3 years	—	6.625%	(39.5)	5.9%
4-5 years	—	6.625%	(37.2)	5.9%
More than 5 years	116.25	6.625%	(143.9)	5.8%

Total	$116.25	6.625%	$(249.8)	6.1%

50
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

TDS has certain variable interests in investments in unconsolidated entities where TDS holds a minority interest. The investments in unconsolidated entities totaled $211.0 million as of June 30, 2005 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements. TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The term of the indemnification varies by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000. As of June 30, 2005, TDS has recorded liabilities of $9.1 million relating to this indemnity.

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

Licenses and Goodwill

At June 30, 2005, TDS reported $1,362.4 million of licenses and $823.4 million of goodwill, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies. Licenses include those expected to be received from the FCC in the third quarter of 2005 that were won by Carroll Wireless in the FCC wireless license auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed. See footnote 2 to U.S. Cellular’s Summary of Holdings in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS performs the annual impairment review on licenses and goodwill during the second quarter. There can be no assurance that upon review at a later date material impairment charges will not be required.

51

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

The fair value of an intangible asset and reporting unit goodwill is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involves assumptions by TDS about factors that are highly uncertain including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or valuation methodologies could create materially different results.

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

The annual impairment tests for investments in licenses and goodwill were performed by U.S. Cellular and TDS Telecom in the second quarter of 2005 and 2004. There was no impairment loss as a result of the 2005 impairment testing. In the second quarter of 2004, an impairment loss of $1.8 million was recorded related to a non-operating wireless license in Florida that was sold in December 2004.

TDS Telecom concluded at the end of 2004 that all of the goodwill associated with the competitive local exchange carrier operations was impaired and recorded a loss on impairment of intangible assets of $29.4 million.

52
Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. When the liability is initially recorded, the entity capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to retire the asset and the liability recorded is recognized in the Consolidated Statements of Operations as a gain or loss.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, and has recorded a $78.0 million liability, included in other deferred liabilities and credits in the Consolidated Balance Sheet, at June 30, 2005.

During the second quarter of 2005, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and made certain changes to those assumptions as a result. Such changes did not have a material impact on U.S. Cellular’s financial condition or results of operations.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the regulatory accounting principles as prescribed by the respective state public utility commissions and the FCC, and where applicable, accounting principles generally accepted in the United States of America. TDS Telecom’s incumbent local telephone carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the amounts of costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up TDS Telecom’s asset retirement obligation amounts included in other deferred liabilities and credits on the Consolidated Balance Sheets. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at June 30, 2005 was $34.8 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 at June 30, 2005 was $32.6 million.

TDS Telecom’s competitive local exchange carrier does not have a material legal obligation to remove long-lived assets as described by SFAS No. 143. TDS Telecom is reviewing FASB Interpretation No. 47 to determine the impact, if any, on the competitive local exchange carrier operations.

The table below summarizes the changes in asset retirement obligations during the first six months of 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated

	(Dollars in thousands)
Beginning Balance - December 31, 2004	$72,534	$65,000	$137,534
Additional liabilities accrued	3,223	2,851	6,074
Accretion expense	2,282	—	2,282
Costs of removal incurred in 2005	—	(431)	(431)

Ending Balance - June 30, 2005	$78,039	$67,420	$145,459

53
Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent TDS believes that recovery is not likely, establish a valuation allowance. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. TDS’s current net deferred tax asset totaled $20.6 million, and $36.0 million, as of June 30, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of federal net operating loss carryforwards expected to be utilized in the next twelve months and the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Deferred Tax Asset - noncurrent
Net operating loss carryforwards	$91,137	$91,767
Derivative instruments	282,149	481,687
Other	—	9,699

	373,286	583,153
Less valuation allowance	(85,501)	(85,328)

Total Deferred Tax Asset	287,785	497,825

Deferred Tax Liability - noncurrent
Property, plant and equipment	349,590	362,735
Licenses	202,650	223,054
Marketable equity securities	1,034,376	1,271,637
Partnership investments	115,413	107,048
Other	5,957	—

Total Deferred Tax Liability	1,707,986	1,964,474

Net Deferred Income Tax Liability	$1,420,201	$1,466,649

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

The deferred income tax liability relating to marketable equity securities totaled $1,034.4 million, and $1,271.6 million, as of June 30, 2005 and December 31, 2004, respectively. These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when TDS disposes of the marketable equity securities.

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

54

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

TDS Telecom did not change the useful lives of its property, plant and equipment in 2005 or 2004.

TDS periodically evaluates potential impairment of its long-lived assets, including property, plant and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If indicators of impairment exist and the amount of impairment is quantifiable, TDS would write down the net book value of its long lived assets to the determined fair market value with the difference recorded as a loss in the Consolidated Statements of Operations. TDS reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flow, the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. An impairment loss is recognized for the difference between the fair value of the assets (less costs to sell) and the carrying value of the assets.

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

55
Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,”which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

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

56
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR CAUTIONARY STATEMENT

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain statements that are not based on historical fact, including the words “believes”, “anticipates,”“intends,” “expects,” and similar words. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include the following:

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

  Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service and eligible telecommunications carrier funding and potential changes in the amounts or methods of intercarrier compensation, could have an adverse effect on TDS’s financial condition, results of operations or cash flows.

  Changes in TDS’s enterprise value, changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS’s license costs, goodwill and/or physical assets.

  Early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in this Management’s Discussion and Analysis to be different from the amounts actually incurred.

  Changes in accounting standards or TDS’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under Application of Critical Accounting Policies and Estimates, could have an adverse effect on TDS’s financial condition or results of operations.

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

  Changes in prices, the number of customers, average revenue per unit, penetration rates, churn rates, selling expenses, net customer retention costs associated with wireless number portability and local number portability, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS’s business, financial condition or results of operations.

  Changes in roaming partners’ rates for voice services and the lack of standards and roaming agreements for wireless data products could place U.S. Cellular’s service offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories, and could have an adverse effect on TDS’s business, financial condition or results of operations.

  Changes in competitive factors with national and global wireless carriers could result in product and cost disadvantages and could have an adverse effect on TDS’s operations

  Changes in guidance or interpretations of accounting requirements, changes in industry practice or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC

57
  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

  Changes in income tax rates, tax laws, regulations or rulings, or federal and state tax assessments could have an adverse effect on TDS’s financial condition or results of operations.

  War, conflicts, hostilities and/or terrorist attacks could have an adverse effect on TDS’s businesses.

  Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, including difficulties by telecommunications companies, could have an adverse effect on TDS’s businesses.

  Changes in facts or circumstances, including new or additional information that affects the calculation of investment income from unconsolidated subsidiaries, accrued liabilities for contingent obligations under guarantees, indemnities or otherwise, could require TDS to record charges in excess of amounts accrued on the financial statements, if any, which could have an adverse effect on TDS’s financial condition or results of operations.

  A material weakness in the effectiveness of internal control over financial reporting and/or in disclosure controls and procedures could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations.

  The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’s wireless business operations, TDS’s financial condition or results of operations.

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

58
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of June 30, 2005, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

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

TDS Telecom repaid notes with the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") totaling $105.6 million on March 31, 2005. TDS also paid accrued interest of $0.6 million and prepayment penalties of $0.6 million associated with these repayments. On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, the Federal Financing Bank ("FFB") and the Rural Telephone Finance Cooperative ("RTFC"). Interest paid with this repayment totaled $0.8 million and prepayment penalties were $1.2 million. The RUS, RTB and FFB are agencies of the United States Department of Agriculture, and the RTFC is a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry.

TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

The following table shows the annual requirements for principal payments on such 2005 long-term debt transactions:

	Changes in Principal Payments Due by Period

(Dollars in millions)	Additional Long-Term Debt Obligations	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments	Weighted-Avg. Interest Rates on Long-Term Debt Repayments

2005	$—	6.625%	$(29.2)	7.9%
2006	—	6.625%	(19.5)	5.9%
2007	—	6.625%	(20.0)	5.9%
2008	—	6.625%	(19.5)	5.9%
2009	—	6.625%	(17.7)	5.9%
After 5 Years	116.25	6.625%	(143.9)	5.8%

Total	$116.25	6.625%	$(249.8)	6.1%

59
Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $2,821.2 million at June 30, 2005. As of June 30, 2005, the net unrealized holding gain, net of tax and minority interest included in accumulated other comprehensive income in the Consolidated Balance Sheet totaled $435.2 million.

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

Under the terms of the forward contracts, TDS and U.S. Cellular continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to August 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If cash is delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. Such deferred tax liabilities totaled $1,034.4 million at June 30, 2005.

The following table summarizes certain details surrounding the contracted securities as of June 30, 2005.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)

VeriSign	2,361,333	$ 8.82	$ 11.46	$20,819
Vodafone (2)	12,945,915	$15.07 - $16.07	$18.89 - $21.58	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$13.68 - $16.37	1,532,257

				1,754,114
Unamortized debt discount				55,748

				$1,698,366

(1) (2)	The per share amounts represent the range of floor and ceiling prices of all securities monetized.
U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts.

60

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at June 30, 2005, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable equity securities or canceling any derivative instruments.

($ in millions)	Valuation of investments assuming indicated decrease			June 30, 2005	Valuation of investments assuming indicated increase

	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Marketable Equity
Securities	$1,974.8	$2,257.0	$2,539.1	$2,821.2	$3,103.3	$3,385.4	$3,667.6
Derivative
Instruments (1)	$(30.6)	$(189.2)	$(461.4)	$(699.3)	$(964.6)	$(1,232.9)	$(1,506.2)

(1)	Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

61
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

Management is not aware of any material weaknesses in internal controls over financial reporting at this time. However, assurance cannot be provided that a material weakness will not be identified in the future. The identification of any material weaknesses in internal control over financial reporting could have a material adverse effect on TDS’s business, financial condition or results of operations.

62
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser”(as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2005	—	$—	—	824,300
May 1 - 31, 2005	—	—	—	824,300
June 1 - 30, 2005	—	—	—	824,300

Total for or as of end of the quarter ended 6/30/05	—	$—	—	824,300

(1) All of the above Common Shares were purchased under TDS's publicly announced Common Share repurchase program. The repurchase program does not include TDS Special Common Shares.

The following is additional information with respect to TDS’s publicly announced Common Share repurchase program:

i.	The date the program was announced was February 28, 2003 by press release.
ii.	The share amount originally approved was 3,000,000 Common Shares (representing a reauthorization of 1,009,746 unpurchased shares under a program that was scheduled to expire in April 2003, plus 1,990,254 shares under a new authorization).
iii	The expiration date of the program is February 28, 2006.
iv.	No stock repurchase program has expired during the quarter covered by this Form 10-Q.
v.	TDS has not determined to terminate the foregoing stock repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

63
Item 4. Submission of Matters to a Vote of Security-Holders. A. At the Annual Meeting of Shareholders of TDS, held on April 11, 2005, the following number of votes were cast for the matters indicated:

1.	Proposal to approve an amendment to TDS's Restated Certificate of Incorporation to increase the authorized number of Special Common Shares:

For	Against	Abstain	Broker Non-Vote

104,106,871	2,659,654	52,600	0

2.	Proposal to approve amendments to TDS's 2004 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-Vote

91,708,498	15,002,807	107,820	0

3.	Proposal to approve amendments to TDS's 2003 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Vote

105,097,392	1,636,461	85,272	0

4.	Proposal to approve TDS's Non-Employee Director Compensation Plan:

For	Against	Abstain	Broker Non-Vote

103,516,064	3,174,157	128,904	0

B. At the Annual Meeting of Shareholders of TDS, held on May 5, 2005, the following number of votes were cast for the matters indicated:

1.	Election of Directors:

a. For the election of eight Directors of the Company by the holders of Series A Common Shares and Preferred Shares:

Nominee	For	Withhold	Broker Non-Vote
James Barr III	62,175,316	0	0
LeRoy T. Carlson	62,175,316	0	0
LeRoy T. Carlson, Jr.	62,175,316	0	0
Dr. Letitia G.C. Carlson	62,175,316	0	0
Walter C.D. Carlson	62,175,316	0	0
Sandra L. Helton	62,168,676	6,640	0
Donald C. Nebergall	62,175,316	0	0
George W. Off	62,175,316	0	0

64
b. For the election of four Directors of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-Vote
Kevin A. Mundt	45,970,382	1,349,826	0
Mitchell H. Saranow	45,988,448	1,331,760	0
Martin L. Solomon	45,990,782	1,329,426	0
Herbert S. Wander	45,628,653	1,691,555	0

2.	Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2005:

For	Against	Abstain	Broker Non-Vote

109,371,957	90,492	33,075	0

65
Item 5. Other Information.

In lieu of filing a Form 8-K, under Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant, TDS is providing the following disclosure.

U.S. Cellular has borrowed $50.0 million against its Revolving Credit Facility as of June 30, 2005. The borrowings occurred throughout 2005. U.S. Cellular anticipates repaying the amounts with future operating cash flows from operations or long-term debt financing. As of June 30, 2005, the notes range in maturity dates from two days to 30 days at rates ranging from 3.63% to 5.50%. The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread – 30 basis points at June 30, 2005. On July 11, 2005, Moody’s Investor Service downgraded TDS’s and U.S. Cellular’s credit rating from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to borrowings under the revolving credit facilities has increased to 45 basis points from 30 basis points.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit	10.1 – Amended and Restated 2004 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.1 to TDS’s Form 8-K dated April 11, 2005.

Exhibit	10.2 – Amended and Restated 2003 Employee Stock Purchase Plan, is hereby incorporated by reference to Exhibit 10.2 to TDS’s Form 8-K dated April 11, 2005.

Exhibit	10.3 – Amended and Restated Non-Employee Director Compensation Plan, is hereby incorporated by reference to Exhibit 10.3 to TDS’s Form 8-K dated April 11, 2005.

Exhibit	10.4 – Form of Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Form 8-K dated March 31, 2005.

Exhibit	10.5 – Form of Restricted Stock Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Form 8-K dated March 31, 2005.

Exhibit	11 – Computation of earnings per common share is included herein as Note 6 to the financial statements.

Exhibit	12 – Statement regarding computation of ratio of earnings to fixed charges.

Exhibit	31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit	32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit	32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

66

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	August 1, 2005	/s/ LeRoy T. Carlson, Jr.

LeRoy T. Carlson, Jr.
President and Chief Executive Officer

Date	August 1, 2005	/s/ Sandra L. Helton

Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	August 1, 2005	/s/ D. Michael Jack

D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2005 Second Quarter Form 10-Q