Form 10-Q/A
period 2005-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2006-04-26
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes   ☒     No               ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No               ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Shares, $.01 par value	51,125,217 Shares
Series A Common Shares, $.01 par value	6,425,099 Shares

Explanatory Note

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 4, 2005 (“Original Form 10-Q”), to amend Part I Financial Information – Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and Item 4 “Controls and Procedures,” and Part II Other Information – Item 6 “Exhibits and Financial Statement Schedules.”

As discussed in Note 1 to the Consolidated Financial Statements, on November 9, 2005, TDS and its audit committee concluded that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2004 to restate its financial statements and financial information for each of the three years in the period ended December 31, 2004, including quarterly information for 2004 and 2003 and certain selected financial data for the years 2001 and 2000.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate the financial statements and financial information included therewith.

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

•      Income taxes – In the restatement, TDS corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first quarter of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

•      Operations of consolidated partnerships managed by a third party – Historically, U.S. Cellular recorded the results of operations of certain consolidated partnerships managed by a third party on an estimated basis, and adjusted such estimated results to the actual results upon receipt of financial statements in the following quarter. However, GAAP requires that the actual amounts be used. In the restatement, TDS has corrected its financial statements to recognize results of operations in the appropriate period based on the partnerships’ actual results of operations reported for such period.

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

•      Historically, TDS had not fully consolidated its 80%-owned subsidiary, Suttle Straus, to present the operating results of such subsidiary in revenues, cost of service, selling, general and administrative expenses and depreciation. Previously, the net operating results of the subsidiary were included in other income (expense).  However, the non-operating portion of the income statement of Suttle Straus was properly presented. The restatement correctly consolidates the results of Suttle Straus. Also, property, plant and equipment was corrected to properly include Suttle Straus’ fixed assets.  Previously, the balances were included in other assets and deferred charges. In addition, certain intercompany elimination entries between TDS, U.S. Cellular, TDS Telecom and Suttle Straus have been recorded.

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

•      Interest income – In the restatement, TDS corrected its accounting for recording interest income earned by its subsidiaries through a cash management agreement for the first quarter of 2005 and the years ended December 31, 2004, 2003 and 2002.  TDS subsidiaries participating in the cash management agreement had not recorded an accrual to increase cash and interest income for their portion of the interest income earned.  The correcting entries increased cash and interest income for each period presented.

•      Other items – In addition to the adjustments described above, TDS recorded adjustments to correct and record revenues and expenses in the periods in which such revenues and expenses were earned or incurred. These adjustments were not significant, either individually or in aggregate.

In connection with the restatement, TDS concluded that certain material weaknesses existed in its internal control over financial reporting.  See Part I – Item 4 “Controls and Procedures.”

For the convenience of the reader, this Form 10-Q/A sets for the Original Form 10-Q, as amended hereby, in its entirety.  However, this Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original From 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying financial statements, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events.  In particular, forward-looking statements included in the Form 10-Q/A represented management’s views as of the date of filing of the Original Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by TDS’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

TELEPHONE AND DATA SYSTEMS, INC.

1ST QUARTER REPORT ON FORM 10-Q/A

AMENDMENT NO. 1

INDEX

		Page No.
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited) - As Restated

	Consolidated Statements of Operations - As Restated
	Three Months Ended March 31, 2005 and 2004	3

	Consolidated Statements of Cash Flows - As Restated
	Three Months Ended March 31, 2005 and 2004	4

	Consolidated Balance Sheets - As Restated
	March 31, 2005 and December 31, 2004	5-6

	Notes to Consolidated Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	28

	Three Months Ended March 31, 2005 and 2004
	U.S. Cellular Operations	35
	TDS Telecom Operations	44
	Recent Accounting Pronouncements	47
	Financial Resources	47
	Liquidity and Capital Resources	49
	Application of Critical Accounting Policies and Estimates	55
	Certain Relationships and Related Transactions	60
	Safe Harbor Cautionary Statement	61

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	66

Part II.	Other Information

Item 1.	Legal Proceedings	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 5.	Other Information	70

Item 6.	Exhibits	70

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)

OPERATING REVENUES	$935,787	$870,098

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	338,624	321,079
Selling, general and administrative expense	348,571	322,053
Depreciation, amortization and accretion expense	169,748	156,197
Gain on assets held for sale	—	(143)
Total Operating Expenses	856,943	799,186

OPERATING INCOME	78,844	70,912

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	14,754	14,127
Interest and dividend income	8,286	2,772
Interest expense	(51,856)	(46,821)
Gain on investments	500	—
Other expense	(4,321)	(392)
Total Investment and Other Income (Expense)	(32,637)	(30,314)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	46,207	40,598
Income tax expense	17,395	18,730
INCOME BEFORE MINORITY INTEREST	28,812	21,868
Minority share of income	(5,763)	(3,614)
NET INCOME	23,049	18,254
Preferred dividend requirement	(50)	(50)
NET INCOME AVAILABLE TO COMMON	$22,999	$18,204

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,500	57,168
BASIC EARNINGS PER SHARE (Note 6)	$0.40	$0.32

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	57,823	57,424
DILUTED EARNINGS PER SHARE (Note 6)	$0.40	$0.32

DIVIDENDS PER SHARE	$0.175	$0.165

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,049	$18,254
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	169,748	156,197
Deferred income taxes	960	15,018
Investment income	(14,754)	(14,127)
Distributions from unconsolidated entities	1,520	3,683
Minority share of income	5,763	3,614
Gain on assets held for sale	—	(143)
Gain on investments	(500)	—
Bad debts expense	8,135	11,507
Noncash interest expense	5,029	7,078
Other noncash expense	3,685	3,621
Changes in assets and liabilities
Change in accounts receivable	9,620	6,715
Change in materials and supplies	7,482	15,398
Change in accounts payable	(64,793)	(74,957)
Change in customer deposits and deferred revenues	3,844	6,980
Change in accrued taxes	21,868	6,438
Change in other assets and liabilities	(30,497)	(49,850)
	150,159	115,426

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(134,787)	(127,143)
Cash received from sale of assets	—	96,932
Acquisitions, net of cash acquired	(120,924)	(40,367)
Other investing activities	(564)	(2,599)
	(256,275)	(73,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	165,000	230,000
Issuance of long-term debt	112,588	—
Repayment of notes payable	(60,000)	(145,000)
Repayment of long-term debt	(127,710)	(5,128)
Repurchase of TDS Common shares	—	(8,399)
Proceeds from stock issued for benefit plans	13,520	13,200
Dividends paid	(10,122)	(9,503)
Other financing activities	131	(515)
	93,407	74,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,709)	116,904

CASH AND CASH EQUIVALENTS -
Beginning of period	1,171,105	940,578
End of period	$1,158,396	$1,057,482

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	March 31, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,158,396	$1,171,105
Accounts receivable
Due from customers, less allowance of $12,980 and $14,317, respectively	296,768	304,851
Other, principally connecting companies, less allowance of $3,638 and $3,170, respectively	125,336	134,458
Deferred income tax asset	40,505	43,867
Materials and supplies, at average cost	83,020	91,556
Other current assets	60,760	71,877
	1,764,785	1,817,714

INVESTMENTS
Marketable equity securities	3,042,028	3,398,804
Licenses	1,358,725	1,228,801
Goodwill	843,377	843,387
Customer lists, net of accumulated amortization of $36,930 and $34,630, respectively,	22,615	24,915
Investments in unconsolidated entities	213,820	199,518
Other investments, less valuation allowance of $55,144 in both periods	22,397	23,039
	5,502,962	5,718,464

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,429,759	2,440,720
TDS Telecom	928,851	945,762
Corporate and other	31,674	32,962
	3,390,284	3,419,444

OTHER ASSETS AND DEFERRED CHARGES	57,058	56,981

TOTAL ASSETS	$10,715,089	$11,012,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	March 31, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$15,106	$38,787
Notes payable	135,000	30,000
Accounts payable	262,756	327,497
Customer deposits and deferred revenues	123,040	119,196
Accrued taxes	79,500	63,184
Accrued compensation	42,006	71,707
Other current liabilities	81,349	79,100
	738,757	729,471

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,481,565	1,488,655
Derivative liability	863,530	1,210,500
Other deferred liabilities and credits	223,280	220,206
	2,568,375	2,919,361

LONG-TERM DEBT
Long-term debt, excluding current portion	1,987,229	1,974,599
Forward contracts	1,693,981	1,689,644
	3,681,210	3,664,243

MINORITY INTEREST IN SUBSIDIARIES	512,646	499,468

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS’ EQUITY (Note 2)
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,403,000 and 56,377,000 shares, respectively	564	564
Special Common Shares, par value $.01 per share; authorized 20,000,000 shares, no shares issued or outstanding	—	—
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,425,000 and 6,421,000 shares; respectively	64	64
Additional paid-in capital	1,819,090	1,822,541
Treasury Shares, at cost:
Common Shares, 5,278,000 and 5,362,000 shares, respectively;	(439,038)	(449,173)
Accumulated other comprehensive income	365,287	370,857
Retained earnings	1,464,270	1,451,343
	3,210,237	3,196,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,715,089	$11,012,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                     Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 81.7%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’s 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’s 80%-owned printing and distribution company, Suttle Straus, Inc.  In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses.  All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although TDS believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s latest annual report on Form 10-K/A (See discussion of Restatement below).

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

Restatement

TDS and its audit committee concluded on November 9, 2005, that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2004 to restate its financial statements and financial information for each of the three years in the period ended December 31, 2004 including interim quarterly information for 2004 and 2003, and certain selected financial data for the years 2001 and 2000. TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate the financial statements and financial information included therewith.

On November 11, 2005, TDS and U.S. Cellular announced that the staff of the Midwest Regional Office of the Securities and Exchange Commission (“SEC”) had advised both companies that it was conducting an investigation into the restatement of financial statements announced by TDS and U.S. Cellular on November 10, 2005.  TDS and U.S. Cellular intend to cooperate fully with the SEC staff in this investigation.

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

•      Income taxes – In the restatement, TDS corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first quarter of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

•      Leases and contracts– TDS and U.S. Cellular had entered into certain operating leases (as both lessee and lessor) that provide for specific scheduled increases in payments over the lease term. In the third quarter of 2004, TDS made adjustments for the cumulative effect which were not considered to be material to either that quarter or to prior periods to correct its accounting and recognize revenues and expenses under such agreements on a straight-line basis over the term of the lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended, and related pronouncements. In addition, the accounting for certain other long-term contracts, for which a cumulative effect adjustment was made in the first quarter of 2005, was corrected to recognize expenses in the appropriate periods. The restatement adjustments reverse the cumulative amounts previously recorded in the third quarter of 2004 and the first quarter of 2005, and properly record such revenues and expenses on a straight-line basis in the appropriate periods.

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

•      Historically, TDS had not fully consolidated its 80%-owned subsidiary, Suttle Straus, to present the operating results of such subsidiary in revenues, cost of service, selling, general and administrative expenses and depreciation. Previously, the net operating results of the subsidiary were included in other income (expense).  However, the non-operating portion of the income statement of Suttle Straus was properly presented. The restatement correctly consolidates the results of Suttle Straus. Also, property, plant and equipment was corrected to properly include Suttle Straus’ fixed assets.  Previously, the balances were included in other assets and deferred charges. In addition, certain intercompany elimination entries between TDS, U.S. Cellular, TDS Telecom and Suttle Straus have been recorded.

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

•      Interest income – In the restatement, TDS corrected its accounting for recording interest income earned by its subsidiaries through a cash management agreement for the first quarter ended 2005 and the years ended December 31, 2004, 2003 and 2002.  TDS subsidiaries participating in the cash management agreement had not recorded an accrual to increase cash and interest income for their portion of the interest income earned.  The correcting entries increased cash and interest income for each period presented.

•      Other items – In addition to the adjustments described above, TDS recorded a number of other adjustments to correct and record revenues and expenses in the periods in which such revenues and expenses were earned or incurred. These adjustments were not significant, either individually or in aggregate.

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended March 31,
	2005	2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$41,943	$43,345
Federal universal service fund contributions	(1,431)	1,591
Customer contract termination fees	3,468	(151)
Leases and contracts	2,238	(397)
Promotion rebates	(446)	—
Operations of consolidated partnerships managed by a third party	(454)	270
Investment income from entities accounted for by the equity method	522	(504)
Revenue and cost of service accruals	—	(3,166)
Interest income	478	(116)
Other items	(111)	(274)
Total adjustment	4,264	(2,747)
Income Before Income Taxes and Minority Interest, as restated	$46,207	$40,598

The table below summarizes the net income and earnings per share impacts from the restatement.

	Three Months Ended March 31,
	2005		2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$20,545	$0.35	$19,732	$0.34
Federal universal service fund contributions	(678)	(0.01)	762	0.01
Customer contract termination fees	1,590	0.03	(70)	—
Leases and contracts	1,110	0.02	(156)	—
Promotion rebates	(204)	—	—	—
Operations of consolidated partnerships managed by a third party	(164)	—	98	—
Investment income from entities accounted for by the equity method	258	—	(250)	—
Revenue and cost of service accruals	—	—	(1,915)	(0.03)
Income taxes	360	0.01	250	—
Interest income	289	—	(70)	—
Other items	(57)	—	(127)	—
Total adjustment	2,504	0.05	(1,478)	(0.02)
As restated	$23,049	$0.40	$18,254	$0.32

The table below summarizes the effects of consolidating Suttle Straus and recording certain intercompany eliminations as previously discussed.

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Adjustment for Suttle Straus	Intercompany Eliminations	Adjustment for Suttle Straus	Intercompany Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$7,808	$(2,941)	$6,260	$(2,281)
Operating Expenses
Cost of service and products	5,549	290	4,216	221
Selling, general and Administrative	1,416	(3,231)	1,196	(2,502)
Depreciation, amortization and accretion	688	—	621	—
Total Operating Expenses	7,653	(2,941)	6,033	(2,281)

Operating Income	155	—	227	—

Other income (expense), net	(155)	—	(227)	—

Total Investment and Other Income (Expense)	(155)	—	(227)	—

Income Before Income Taxes and Minority Interest	$—	$—	$—	$—

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2005		2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)

Operating Revenues	$928,166	$935,787	$870,512	$870,098
Operating Expenses
Cost of service and products (exclusive of depreciation, amortization and accretion shown separately below)	333,864	338,624	311,393	321,079
Selling, general and administrative expense	350,045	348,571	330,643	322,053
Depreciation, amortization and accretion expense	168,817	169,748	155,452	156,197
(Gain) loss on assets held for sale	—	—	(143)	(143)
Total Operating Expenses	852,726	856,943	797,345	799,186

Operating Income	75,440	78,844	73,167	70,912
Investment and Other Income (Expense)
Investment income	14,233	14,754	14,630	14,127
Interest and dividend income	7,819	8,286	2,896	2,772
Gain (loss) on investments	500	500	—	—
Interest expense	(51,856)	(51,856)	(46,821)	(46,821)
Other income (expense), net	(4,193)	(4,321)	(527)	(392)
Total Investment and Other Income (Expense)	(33,497)	(32,637)	(29,822)	(30,314)

Income (Loss) before Income Taxes and Minority Interest	41,943	46,207	43,345	40,598
Income tax expense (benefit)	16,148	17,395	20,105	18,730
Income (Loss) before Minority Interest	25,795	28,812	23,240	21,868
Minority share of income	(5,250)	(5,763)	(3,508)	(3,614)
Net Income (Loss)	20,545	23,049	19,732	18,254
Preferred dividend requirement	(50)	(50)	(50)	(50)
Net Income (Loss) Available to Common	$20,495	$22,999	$19,682	$18,204

Basic Earnings per Share	$0.36	$0.40	$0.34	$0.32
Diluted Earnings per Share	$0.35	$0.40	$0.34	$0.32

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Three Months Ended March 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,545	$23,049	$19,732	$18,254
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	168,817	169,748	155,452	156,197
Deferred income taxes	(287)	960	16,392	15,018
Investment income	(14,233)	(14,754)	(14,630)	(14,127)
Distributions from unconsolidated entities	—	1,520	—	3,683
Minority share of income	5,250	5,763	3,508	3,614
Gain on assets held for sale	—	—	(143)	(143)
Gain on investments	(500)	(500)	—	—
Bad debts expense	—	8,135	—	11,507
Noncash interest expense	5,029	5,029	7,078	7,078
Other noncash expense	4,317	3,685	4,182	3,621
Changes in assets and liabilities
Change in accounts receivable	19,414	9,620	16,358	6,715
Change in materials and supplies	7,482	7,482	15,398	15,398
Change in accounts payable	(66,467)	(64,793)	(77,818)	(74,957)
Change in customer deposits and deferred revenues	3,573	3,844	7,273	6,980
Change in accrued taxes	21,618	21,868	6,438	6,438
Change in other assets and liabilities	(26,937)	(30,497)	(48,327)	(49,850)
	147,621	150,159	110,893	115,426

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(133,340)	(134,787)	(125,626)	(127,143)
Cash received from sale of assets	—	—	96,932	96,932
Acquisitions, net of cash acquired	(120,924)	(120,924)	(40,367)	(40,367)
Distributions from unconsolidated entities	1,520	—	3,683	—
Other investing activities	(1,490)	(564)	(3,362)	(2,599)
	(254,234)	(256,275)	(68,740)	(73,177)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	165,000	165,000	230,000	230,000
Issuance of long-term debt	112,588	112,588	—	—
Repayment of notes payable	(60,000)	(60,000)	(145,000)	(145,000)
Repayment of long-term debt	(127,710)	(127,710)	(5,128)	(5,128)
Repurchase of TDS Common shares	—	—	(8,399)	(8,399)
Proceeds from stock issued for benefit plans	13,576	13,520	13,261	13,200
Dividends paid	(10,122)	(10,122)	(9,503)	(9,503)
Other financing activities	131	131	(515)	(515)
	93,463	93,407	74,716	74,655

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,150)	(12,709)	116,869	116,904

CASH AND CASH EQUIVALENTS-
Beginning of period	1,168,581	1,171,105	937,651	940,578
End of period	$1,155,431	$1,158,396	$1,054,520	$1,057,482

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	March 31,		December 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,155,431	$1,158,396	$1,168,581	$1,171,105
Accounts receivable
Due from customers,	296,770	296,768	308,410	304,851
Other, principally connecting companies	124,442	125,336	131,665	134,458
Deferred income tax asset	32,679	40,505	36,040	43,867
Materials and supplies, at average cost	83,020	83,020	91,556	91,556
Other current assets	61,548	60,760	73,965	71,877
	1,753,890	1,764,785	1,810,217	1,817,714

INVESTMENTS
Marketable equity securities	3,042,028	3,042,028	3,398,804	3,398,804
Licenses	1,358,725	1,358,725	1,228,801	1,228,801
Goodwill	823,249	843,377	823,259	843,387
Customer lists, net of accumulated amortization	22,615	22,615	24,915	24,915
Investments in unconsolidated entities	220,553	213,820	206,763	199,518
Other investments	22,397	22,397	23,039	23,039
	5,489,567	5,502,962	5,705,581	5,718,464

PROPERTY, PLANT AND EQUIPMENT
U.S. Cellular	2,428,470	2,429,759	2,439,719	2,440,720
TDS Telecom	928,851	928,851	945,762	945,762
Corporate and other	—	31,674	—	32,962
	3,357,321	3,390,284	3,385,481	3,419,444

OTHER DEFERRED CHARGES	91,340	57,058	92,562	56,981

TOTAL ASSETS	$10,692,118	$10,715,089	$10,993,841	$11,012,603

	March 31,		December 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$15,106	$15,106	$38,787	$38,787
Notes payable	135,000	135,000	30,000	30,000
Accounts payable	256,840	262,756	323,256	327,497
Customer deposits and deferred revenues	122,952	123,040	119,380	119,196
Accrued taxes	93,016	79,500	76,266	63,184
Accrued compensation	42,006	42,006	71,707	71,707
Other current liabilities	83,570	81,349	81,927	79,100
	748,490	738,757	741,323	729,471

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,458,205	1,481,565	1,466,649	1,488,655
Derivative liability	863,530	863,530	1,210,500	1,210,500
Other deferred liabilities and credits	222,454	223,280	217,208	220,206
	2,544,189	2,568,375	2,894,357	2,919,361

LONG-TERM DEBT
Long-term debt, excluding current portion	1,987,229	1,987,229	1,974,599	1,974,599
Forward contracts	1,693,981	1,693,981	1,689,644	1,689,644
	3,681,210	3,681,210	3,664,243	3,664,243

MINORITY INTEREST IN SUBSIDIARIES	511,992	512,646	499,306	499,468

PREFERRED SHARES	3,864	3,864	3,864	3,864

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share	564	564	564	564
Special Common Shares, par value $.01 per share	—	—	—	—
Series A Common Shares, par value $.01 per share	64	64	64	64
Additional paid-in capital	1,819,710	1,819,090	1,823,161	1,822,541
Treasury Shares, at cost:
Common Shares	(439,038)	(439,038)	(449,173)	(449,173)
Accumulated other comprehensive income	368,022	365,287	373,505	370,857
Retained earnings	1,453,051	1,464,270	1,442,627	1,451,343
	3,202,373	3,210,237	3,190,748	3,196,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,692,118	$10,715,089	$10,993,841	$11,012,603

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

Upon effectiveness of the stock dividend, prior periods earnings per share will be retroactively adjusted to give effect to the new capital structure.  The tables below summarize the (i) pro forma number of shares to be distributed on the Common, Series A Common and Treasury shares; (ii) the pro forma effect on the March 31, 2005 balance sheet; and (iii) unaudited pro forma earnings per share data for the year ended December 31, 2004 and the quarterly results for 2004 and 2005.

Shares outstanding as of March 31, 2005
(In thousands)
Common Shares (1)	51,125
Series A Common Shares	6,425
Treasury Shares - Common	5,278
Special Common Shares to be distributed	62,828

(1)          Excludes 5,277,869 Common Shares held by TDS as treasury shares and 484,012 Common Shares held by a subsidiary of TDS.

	March 31, 2005	March 31, 2005
	As Reported(1)	Pro forma

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,403,000 shares	$564	$564
Special Common Shares, par value $.01 per share; authorized 20,000,000 and 165,000,000 shares, respectively; 62,828,000 shares to be issued	—	628
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,425,000 shares	64	64
Additional paid-in capital	1,819,090	1,819,090
Treasury Shares, at cost:
Common Shares, 5,278,000 shares	(439,038)	(219,519)
Special Common Shares, 5,278,000 shares to be issued	—	(219,519)
Accumulated other comprehensive income	365,287	365,287
Retained earnings	1,464,270	1,463,642
	$3,210,237	$3,210,237

	Year Ended December 31,
	2004		2003		2002
	As Reported(1)	Pro Forma	As Reported(1)	Pro Forma	As Reported(1)	Pro Forma
Basic Earnings per Share:
Income (loss) from continuing operations	$1.05	$0.53	$0.78	$0.38	$(16.26)	$(8.13)
Discontinued operations	0.11	0.05	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)
Net income (loss) available to common	$1.16	$0.58	$0.55	$0.27	$(16.38)	$(8.19)

Diluted Earnings per Share:
Income (loss) from continuing operations	$1.04	$0.52	$0.77	$0.38	$(16.26)	$(8.13)
Discontinued operations	0.11	0.05	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)
Net income (loss) available to common	$1.15	$0.57	$0.54	$0.27	$(16.38)	$(8.19)

	Quarter Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As Reported(1)	Pro Forma	As Reported(1)	Pro Forma	As Reported(1)	Pro Forma	As Reported(1)	Pro Forma
Basic Earnings per Share:
Income (loss) from continuing operations	$0.32	$0.16	$0.65	$0.33	$0.68	$0.34	$(0.60)	$(0.30)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02
Net income (loss) available to common	$0.32	$0.16	$0.65	$0.33	$0.76	$0.38	$(0.56)	$(0.28)

Diluted Earnings per Share:
Income (loss) from continuing operations	$0.32	$0.16	$0.65	$0.32	$0.67	$0.33	$(0.60)	$(0.30)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02
Net income (loss) available to common	$0.32	$0.16	$0.65	$0.32	$0.75	$0.37	$(0.56)	$(0.28)

	Quarter Ended March 31, 2005
	As Reported (1)	Pro Forma
Basic Earnings per Share:
Net income available to common	$0.40	$0.20

Diluted Earnings per Share:
Net income available to common	$0.40	$0.20

(1)     The As Reported earnings per share amounts reflect the restatement adjustments as disclosed in Note 1.

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

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $3.4 million and $3.1 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

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

Had compensation cost for all plans been determined consistent with SFAS No. 123, TDS’s net income available to common and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
Net Income Available to Common
As reported	$22,999	$18,204
Pro forma expense	(2,315)	(2,362)
Pro forma net income available to common	$20,684	$15,842
Basic Earnings per Share
As reported	$0.40	$0.32
Pro forma expense per share	(0.04)	(0.04)
Pro forma basic earnings per share	$0.36	$0.28
Diluted Earnings per Share
As reported	$0.40	$0.32
Pro forma expense per share	(0.04)	(0.04)
Pro forma diluted earnings per share	$0.36	$0.28

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

4.               Income Taxes

The following table summarizes the effective income tax expense (benefit) rates in each of the periods:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
Effective Income Tax (Benefit) Rate From:
Operations excluding gain on assets held for sale	37.7%	39.9%
Gain on assets held for sale (1)	—	N/M
Income before income taxes and minority interest	37.7%	46.1%

N/M – Not Meaningful

(1)  The effective tax rate in the first quarter of 2004 related to the provision for Gain on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”) in February 2004, it was necessary for TDS to record a tax provision of $2.6 million at the time of this sale. However, book pretax income in the first quarter of 2004 reflected a $143,000 gain on assets held for sale, which was an adjustment of the $22.0 million loss on assets held for sale recorded in the fourth quarter of 2003 when the sale transaction was announced.

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

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock are as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$23,049	$18,254
Preferred dividend requirement	(50)	(50)
Net income available to common used in basic earnings per share	$22,999	$18,204
Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$22,999	$18,204
Minority income adjustment (1)	(132)	(50)
Net income available to common used in diluted earnings per share	$22,867	$18,154
Weighted average number of shares of Common Stock used in basic earnings per share	57,500	57,168
Effects of Dilutive Securities:
Effects of stock options (2)	323	256
Conversion of preferred shares (3)	—	—
Weighted average number of shares of Common Stock used in diluted earnings per share	57,823	57,424

Basic Earnings per Share	$0.40	$0.32

Diluted Earnings per Share	$0.40	$0.32

(1) The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2) Stock options convertible into 680,683 Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2005, because their effects were antidilutive.  Stock options convertible into 709,031 Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2004 because their effects were antidilutive.

(3) Preferred shares convertible into 74,666 Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2005, because their effects were antidilutive.  Preferred shares convertible into 74,238 Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2004 because their effects were antidilutive.

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

TDS and its subsidiaries have entered into a number of forward contracts related to the marketable equity securities that they hold.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other-than-temporary loss being recorded on these contracted securities (See Note 11-Revolving Credit Facilities and Forward Contracts).

Information regarding TDS’s marketable equity securities is summarized as follows:

	March 31, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,626,608	$2,960,521
Vodafone Group Plc – 12,945,915 American Depositary Receipts	343,844	354,459
VeriSign, Inc. - 2,361,333 Common Shares	67,770	79,341
Rural Cellular Corporation - 719,396 equivalent Common Shares	3,805	4,482
Other	1	1
Aggregate fair value	3,042,028	3,398,804
Accounting cost basis	1,543,677	1,543,677
Gross unrealized holding gains	1,498,351	1,855,127
Equity method unrealized gains	261	261
Income tax (expense)	(590,795)	(732,179)
Minority share of unrealized holding gains	(13,125)	(13,987)
Unrealized holding gains, net of tax and minority share	894,692	1,109,222
Derivative instruments, net of tax and minority share	(529,405)	(738,365)
Accumulated other comprehensive income	$365,287	$370,857

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

	U.S.	TDS Telecom
(Dollars in thousands)	Cellular	ILEC	CLEC (1)	Other (2)	Total
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Balance December 31, 2004	$445,212	$395,894	$—	$2,281	$843,387
Acquisitions	—	—	—	—	—
Other Adjustments	(10)	—	—	—	(10)
Balance March 31, 2005	$445,202	$395,894	$—	$2,281	$843,377

Balance December 31, 2003	$449,550	$395,894	$29,440	$33,181	$908,065
Acquisitions	3,649	—	—	—	3,649
Other	(655)	—	—	—	(655)
Balance March 31, 2004	$452,544	$395,894	$29,440	$33,181	$911,059

(1)          In December 2004, TDS Telecom concluded that the CLEC goodwill was impaired, and recorded a $29.4 million loss on impairment of intangible assets. This reduced the goodwill balance to zero.

(2)          Other consists of goodwill related to Suttle Straus and an investment in a cellular market owned by an ILEC subsidiary. This investment was sold to ALLTEL in November 2004.

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

(1) As a result of an agreement with ALLTEL, U.S. Cellular’s investment in this partnership was sold to ALLTEL on November 30, 2004.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended March 31,
	2005	2004
	(as restated)	(as restated)
	(Dollars in thousands)

Results of operations
Revenues	$784,000	$705,000
Operating expenses	544,000	498,000
Operating income	240,000	207,000
Other income (expense), net	7,000	1,000
Net Income	$247,000	$208,000

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

11.         Revolving Credit Facilities and Forward Contracts

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

As disclosed in Note 1, TDS and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2004 and the first and second quarters of 2005. The restatement resulted in defaults under the revolving credit agreements, one line of credit agreement and certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements or forward contracts.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

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

The table below summarizes the changes in asset retirement obligations during the three months ended March 31, 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated
	(As Restated)		(As Restated)
	(Dollars in thousands)

Beginning Balance – December 31, 2004	$72,575	$65,000	$137,575
Additional liabilities accrued	678	1,467	2,145
Accretion expense	1,792	—	1,792
Costs of removal incurred in 2005	—	(227)	(227)
Ending Balance – March 31, 2005	$75,045	$66,240	$141,285

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

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $114.1 million at March 31, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2005 is $30.7 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $83.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$1,109,222	$732,904
Add (deduct):
Unrealized losses on marketable equity securities	(356,776)	(50,429)
Income tax benefit	141,384	19,616
	(215,392)	(30,813)
Minority share of unrealized losses	862	1,315
Net change in unrealized losses on marketable equity securities in comprehensive income	(214,530)	(29,498)
Balance, end of period	$894,692	$703,406

Derivative Instruments
Balance, beginning of period	$(738,365)	$(438,086)
Add (deduct):
Unrealized loss on derivative instruments	347,018	98,045
Income tax benefit	(137,683)	(38,509)
	209,335	59,536
Minority share of unrealized losses	(375)	(1,381)
Net change in unrealized losses on derivative instruments included in comprehensive income	208,960	58,155
Balance, end of period	$(529,405)	$(379,931)

Accumulated Other Comprehensive Income
Balance, beginning of period	$370,857	$294,818
Net change in marketable equity securities	(214,530)	(29,498)
Net change in derivative instruments	208,960	58,155
Net change in unrealized gains (losses) included in comprehensive income	(5,570)	28,657
Balance, end of period	$365,287	$323,475

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Comprehensive Income
Net Income	$23,049	$18,254
Net change in unrealized gains (losses) included in comprehensive income	(5,570)	28,657
	$17,479	$46,911

18.   Business Segment Information

Financial data for TDS’s business segments for the three month period ended or at March 31, 2005 and 2004 are as follows.  TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at				Other (3)	Other
March 31, 2005 (As Restated)	U.S.	TDS Telecom			Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC		Items (1)	Total
Operating revenues	$711,071	$161,843	$59,267	$7,808	$(4,202)	$935,787
Cost of services and products	265,719	43,739	24,124	5,549	(507)	338,624
Selling, general and administrative expense	278,330	43,258	29,262	1,416	(3,695)	348,571
Operating income before depreciation, amortization and accretion (2)	167,022	74,846	5,881	843	—	248,592
Depreciation, amortization and accretion expense	127,493	34,264	7,303	688	—	169,748
Operating income (loss)	39,529	40,582	(1,422)	155	—	78,844
Significant noncash items:
Investment income	14,440	175	—	—	139	14,754
Gain (loss) on investments	551	(51)	—	—	—	500
Marketable equity securities	274,079	—	—	—	2,767,949	3,042,028
Investment in unconsolidated entities	169,634	19,896	—	—	24,290	213,820
Total assets	5,255,595	1,728,560	147,760	25,623	3,557,551	10,715,089
Capital expenditures	$112,775	$16,142	$4,214	$915	$741	$134,787

Three Months Ended or at				Other (3)	Other
March 31, 2004 (As Restated)	U.S.	TDS Telecom			Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC		Items (1)	Total
Operating revenues	$653,175	$159,201	$54,736	$6,260	$(3,274)	$870,098
Cost of services and products	259,426	37,751	20,047	4,216	(361)	321,079
Selling, general and administrative expense	250,793	43,487	29,490	1,196	(2,913)	322,053
Operating income before depreciation, amortization and accretion, and (gain) loss on assets held for sale (2)	142,956	77,963	5,199	848	—	226,966
Depreciation, amortization and accretion expense	114,018	32,547	9,011	621	—	156,197
(Gain) loss on assets held for sale	(143)	—	—	—	—	(143)
Operating income (loss)	29,081	45,416	(3,812)	227	—	70,912
Significant noncash items:
Investment income	13,784	175	—	—	168	14,127
Marketable equity securities	248,403	—	—	—	2,473,582	2,721,985
Investment in unconsolidated entities	169,917	19,780	—	—	24,739	214,436
Total assets	4,858,601	1,813,716	236,618	22,201	3,222,867	10,154,003
Capital expenditures	$101,459	$17,616	$6,456	$593	$1,019	$127,143

(1)   Consists of the TDS Corporate operations, intercompany and intracompany revenue and expense eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular, TDS Telecom, or Other segments.

(2)   The amount of operating income before depreciation, amortization and accretion (and (gain) loss on assets held for sale in 2004) is a non-GAAP financial measure. The amount may also be commonly referred to by management as operating cash flow. TDS has presented operating cash flow because this financial measure, in combination with other financial measures, is an integral part of our internal reporting system utilized by management to assess and evaluate the performance of its business. Operating cash flow is also considered a significant performance measure. It is used by management as a measurement of its success in obtaining, retaining and servicing customers by reflecting its ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of operating cash flow include the key revenue and expense items for which operating managers are responsible and upon which TDS evaluates its performance.

Other companies in the wireless industry may define operating cash flow in a different manner or present other varying financial measures, and, accordingly, TDS’s presentation may not be comparable to other similarly titled measures of other companies.

Operating cash flow should not be construed as an alternative to operating income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. TDS believes operating cash flow is useful to investors as a means to evaluate TDS’s operating performance prior to non-cash depreciation and amortization expense, and certain other non-cash charges. Although operating cash flow may be defined differently by other companies in the wireless industry, TDS believes that operating cash flow provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

(3)   Represents Suttle Straus.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Total operating income from reportable and other segments	$78,844	$70,912
Total Investment and other income (expense)	(32,637)	(30,314)
Income before income taxes and minority interest	$46,207	$40,598

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS) is a diversified telecommunications company providing high-quality telecommunications services to approximately 6.3 million wireless telephone customers and wireline telephone equivalent access lines.  TDS conducts substantially all of its wireless telephone operations through its 81.7%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and its printing and distribution operations through its 80%-owned subsidiary, Suttle Straus, Inc.

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements and footnotes included herein, and with TDS’s audited consolidated financial statements and footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Restatement

TDS and its audit committee concluded on November 9, 2005, that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2004 to restate its financial statements and financial information for each of the three years in the period ended December 31, 2004 including interim quarterly information for 2004 and 2003, and certain selected financial data for the years 2001 and 2000. TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate the financial statements and financial information included therewith.

On November 11, 2005, TDS and U.S. Cellular announced that the staff of the Midwest Regional Office of the Securities and Exchange Commission (“SEC”) had advised both companies that it was conducting an investigation into the restatement of financial statements announced by TDS and U.S. Cellular on November 10, 2005.  TDS and U.S. Cellular intend to cooperate fully with the SEC staff in this investigation.

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

•      Income taxes – In the restatement, TDS corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first quarter of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

•      Leases and contracts– TDS and U.S. Cellular had entered into certain operating leases (as both lessee and lessor) that provide for specific scheduled increases in payments over the lease term. In the third quarter of 2004, TDS made adjustments for the cumulative effect which were not considered to be material to either that quarter or to prior periods to correct its accounting and recognize revenues and expenses under such agreements on a straight-line basis over the term of the lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended, and related pronouncements. In addition, the accounting for certain other long-term contracts, for which a cumulative effect adjustment was made in the first quarter of 2005, was corrected to recognize expenses in the appropriate periods. The restatement adjustments reverse the cumulative amounts previously recorded in the third quarter of 2004 and the first quarter of 2005, and properly record such revenues and expenses on a straight-line basis in the appropriate periods.

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

•      Historically, TDS had not fully consolidated its 80%-owned subsidiary, Suttle Straus, to present the operating results of such subsidiary in revenues, cost of service, selling, general and administrative expenses and depreciation. Previously, the net operating results of the subsidiary were included in other income (expense).  However, the non-operating portion of the income statement of Suttle Straus was properly presented. The restatement correctly consolidates the results of Suttle Straus. Also, property, plant and equipment was corrected to properly include Suttle Straus’ fixed assets.  Previously, the balances were included in other assets and deferred charges. In addition, certain intercompany elimination entries between TDS, U.S. Cellular, TDS Telecom and Suttle Straus have been recorded.

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

•      Interest income – In the restatement, TDS corrected its accounting for recording interest income earned by its subsidiaries through a cash management agreement for the first quarter of 2005 and the years ended December 31, 2004, 2003 and 2002. TDS subsidiaries participating in the cash management agreement had not recorded an accrual to increase cash and interest income for their portion of the interest income earned. The correcting entries increased cash and interest income for each period presented.

•      Other items – In addition to the adjustments described above, TDS recorded a number of other adjustments to correct and record revenues and expenses in the periods in which such revenues and expenses were earned or incurred. These adjustments were not significant, either individually or in aggregate.

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended March 31,
	2005	2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$41,943	$43,345
Federal universal service fund contributions	(1,431)	1,591
Customer contract termination fees	3,468	(151)
Leases and contracts	2,238	(397)
Promotion rebates	(446)	—
Operations of consolidated partnerships managed by a third party	(454)	270
Investment income from entities accounted for by the equity method	522	(504)
Revenue and cost of service accruals	—	(3,166)
Interest income	478	(116)
Other items	(111)	(274)
Total adjustment	4,264	(2,747)
Income Before Income Taxes and Minority Interest, as restated	$46,207	$40,598

The table below summarizes the net income and earnings per share impacts from the restatement.

	Three Months Ended March 31,
	2005		2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$20,545	$0.35	$19,732	$0.34
Federal universal service fund contributions	(678)	(0.01)	762	0.01
Customer contract termination fees	1,590	0.03	(70)	—
Leases and contracts	1,110	0.02	(156)	—
Promotion rebates	(204)	—	—	—
Operations of consolidated partnerships managed by a third party	(164)	—	98	—
Investment income from entities accounted for by the equity method	258	—	(250)	—
Revenue and cost of service accruals	—	—	(1,915)	(0.03)
Income taxes	360	0.01	250	—
Interest income	289	—	(70)	—
Other items	(57)	—	(127)	—
Total adjustment	2,504	0.05	(1,478)	(0.02)
As restated	$23,049	$0.40	$18,254	$0.32

The table below summarizes the effects of consolidating Suttle Straus and recording certain intercompany eliminations as previously discussed.

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Adjustment for Suttle Straus	Intercompany Eliminations	Adjustment for Suttle Straus	Intercompany Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$7,808	$(2,941)	$6,260	$(2,281)
Operating Expenses
Cost of service and products	5,549	290	4,216	221
Selling, general and Administrative	1,416	(3,231)	1,196	(2,502)
Depreciation, amortization and accretion	688	—	621	—
Total Operating Expenses	7,653	(2,941)	6,033	(2,281)

Operating Income	155	—	227	—

Other income (expense), net	(155)	—	(227)	—

Total Investment and Other Income (Expense)	(155)	—	(227)	—

Income Before Income Taxes and Minority Interest	$—	$—	$—	$—

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read this entire Management’s Discussion and Analysis of Financial Condition and Results of Operations and not rely solely on the overview.

Results of Operations

U.S. Cellular—U.S. Cellular positions itself as a regional operator, focusing its efforts on providing wireless service to customers in the geographic areas where it has licenses to provide such service. U.S. Cellular differentiates itself from its competitors through a customer satisfaction strategy, reflecting broad product distribution, a customer service focus and a high-quality wireless network.

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

U.S. Cellular’s operating income in the three months ended March 31, 2005 increased $10.4 million, or 36%, to $39.5 million from $29.1 million in 2004.  The operating income margins (as a percent of service revenues) were 5.9% in 2005 and 4.7% in 2004.  Although operating income and margins improved in 2005, TDS expects that there will be pressure on U.S. Cellular’s operating income and margins in the next few years related to the following factors:

•      costs of customer acquisition and retention;

•      effects of competition;

•      increased customer use of its services;

•      launching service in new areas;

•      reduced inbound roaming revenues; and

•      continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the following factors:

•      reduced per minute costs for usage on U.S. Cellular’s network and for outbound roaming usage;

•      expansion of revenues from additional customers, data-related services and newly launched markets; and

•      reduced amortization expense as the customer list asset balances decline.

See “U.S. Cellular Operations.”

TDS Telecom—TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service and Internet access, to rural, suburban and selected small urban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including competitive local exchange carrier operations, by leveraging TDS Telecom’s strength as an incumbent local exchange carrier. TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. TDS Telecom’s strategy includes gaining additional market share and deepening penetration of vertical services within established markets.

TDS Telecom’s operating income in the three months ended March 31, 2005 decreased $2.4 million, or 6% to $39.2 million from $41.6 million in 2004. The operating income margins were 17.8% in 2005 and 19.5% in 2004. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2005 primarily through the increase in penetration of existing markets by its competitive local exchange operations.

See “TDS Telecom Operations.”

Financing Initiatives

TDS and its subsidiaries had cash and cash equivalents totaling $1,158.4 million, $1,161.4 million of revolving credit facilities available for use and an additional $75 million of bank lines of credit as of March 31, 2005. TDS and its subsidiaries are also generating substantial internal funds from operations. Cash flows from operating activities totaled $150.2 million in the three months ended March 31, 2005. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets.  Management believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures.  TDS continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

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

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating Revenues increased $65.7 million, or 8%, to $935.8 million during the three months ended March 31, 2005 from $870.1 million during the three months ended March 31, 2004, primarily as a result of a 12% increase in customers and equivalent access lines served.  U.S. Cellular’s operating revenues increased $57.9 million, or 9%, to $711.1 million in 2005 from $653.2 million in 2004 as customers served increased by 580,000, or 13%, since March 31, 2004, to 5,127,000.  Of the 13% increase in customers since March 31, 2004, 613,000 were added through U.S. Cellular’s marketing (including reseller) channels while 33,000 net customers were subtracted as a result of divestiture activities, primarily the divestiture to ALLTEL in November of 2004. TDS Telecom operating revenues increased $6.9 million, or 3%, to $219.8 million in 2005 from $212.9 million in 2004 as equivalent access lines increased by 70,800 or 6%, since March 31, 2004, to 1,172,000.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $57.7 million, or 7%, to $856.9 million in 2005 from $799.2 million in 2004 primarily reflecting growth in operations. U.S. Cellular’s operating expenses increased $47.4 million, or 8%, to $671.5 million in 2005 from $624.1 million in 2004 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base.  Telecom’s expenses increased $9.4 million, or 6%, to $180.7 million in 2005 from $171.3 million in 2004 primarily reflecting increased cost of goods sold for digital subscriber lines and long distance services, and costs related to additional competitive local exchange carrier customers.

Operating Income increased $7.9 million, or 11%, to $78.8 million in 2005 from $70.9 million in 2004.  The operating margin was 8.4% in 2005 and 8.2% in 2004 on a consolidated basis.  U.S. Cellular’s operating income increased $10.4 million, or 36%, to $39.5 million from $29.1 million in 2004 and its operating margin, as a percentage of service revenues, increased to 5.9% in 2005 from 4.7% in 2004.  TDS Telecom’s operating income decreased $2.4 million, or 6%, to $39.2 million in 2005 from $41.6 million in 2004 and its operating margin decreased to 17.8% in 2005 from 19.5% in 2004.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments and interest expense.  Investment and other income (expense) totaled $(32.6) million in 2005 and $(30.3) million in 2004.

Investment income increased $0.7 million, or 4%, to $14.8 million in 2005 from $14.1 million in 2004.  Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting.  Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005.

Interest and dividend income increased $5.5 million to $8.3 million in 2005 from $2.8 million in 2004 primarily due to higher average rates of interest earned on investments in 2005 than 2004.

Deutsche Telekom paid a dividend of EUR 0.62 per share in April 2005. Using a weighted-average exchange rate of $1.30 per EUR, TDS will record dividend income of $105.7 million, before taxes, in the second quarter of 2005.

Interest expense increased $5.1 million, or 11%, to $51.9 million in 2005 from $46.8 million in 2004 primarily due to interest expense on forward contracts being $4.6 million higher in the three months ended March 31, 2005 than in the same period of 2004 as a result of higher interest rates on variable rate forward contracts.  Interest expense in the three months ended March 31, 2005 increased by $8.0 million from the issuances of 30-year 7.5% senior notes and 6.7% senior notes by U.S. Cellular in June 2004 but was largely offset by a $2.5 million and $4.6 million reduction of interest, respectively, from the redemptions of U.S. Cellular’s Liquid Yield Option Notes in July 2004 and 7.25% senior notes in August 2004.

Gain on investments totaled a net gain of $0.5 million in 2005. The net gain reflects the working capital adjustment recorded on the investment interests sold by U.S. Cellular and TDS Telecom to ALLTEL in November 2004.

Other expense totaled $(4.3) million in 2005 and $(0.4) million in 2004.  The VeriSign derivative resulted in a loss of $0.1 million in 2005 compared to a gain of $1.0 million in 2004. In 2005, TDS Telecom recorded a $0.6 million expense prepayment penalty on the repayment of debt as well as a $0.1 million write off of unamortized debt issuance costs.

Income Tax Expense decreased $1.3 million, or 7%, to $17.4 million in 2005 from $18.7 million in 2004 primarily due to a $2.6 million provision in 2004 recorded upon the completion of the sale of assets by U.S. Cellular to AT&T Wireless in February 2004. The effective tax rate was 37.7% in 2005 and was 46.1% in 2004. For further analysis and discussion of TDS’s effective tax rates in 2005 and 2004, see Note 4 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(2,159)	$(1,889)
Minority Shareholders’ or Partners’	(3,578)	(1,728)
	(5,737)	(3,617)
Other	(26)	3
	$(5,763)	$(3,614)

Net Income Available to Common totaled $23.0 million, or $0.40 per diluted share, in 2005 and $18.2 million, or $0.32 per diluted share, in 2004.

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

(1)       U.S. Cellular owns a controlling interest in each of these markets.

(2)       U.S. Cellular owns rights to acquire controlling interests in 30 additional wireless licenses, 20 of which result from an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless LLC (“Cingular”), which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. Carroll Wireless, L.P. (“Carroll Wireless”), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes, was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Of the 17 licenses for which it was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets. In a separate agreement, U.S. Cellular agreed to purchase a controlling interest in one license from Cingular. U.S. Cellular completed such purchase from Cingular on April 1, 2005.

(3)       Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(4)       Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,
	2005	2004
	(As Restated)	(As Restated)
As of March 31, (1a)
Total market population (2)	44,576,000	45,581,000
Total customers (3)	5,127,000	4,547,000
Market penetration (4)	11.50%	9.98%
Total full-time equivalent employees	7,000	6,175
Cell sites in service	4,899	4,122
For the Three Months Ended March 31, (1b)
Net customer additions (5)	182,000	196,000
Net retail customer additions (5)	123,000	144,000
Average monthly service revenue per customer (6)	$44.46	$45.83
Postpay churn rate per month (7)	1.5%	1.3%
Sales and marketing cost per gross customer addition (8)	$396	$371

(1a)   Amounts in 2005 do not include (i) the six markets sold to AT&T Wireless in February 2004, or (ii) the two markets sold to ALLTEL in November 2004. Amounts in 2004 do not include the six markets sold to AT&T Wireless in February 2004.

(1b)   Amounts in 2004  include (i) the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004; and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period. Amounts in 2005  exclude (i)  the results of the six markets sold to AT&T Wireless in February 2004 for the entire period; and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period.

(2)     Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, including one additional market consolidated at March 31, 2004, pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as of January 1, 2004. This market was subsequently sold in November 2004 and not included at March 31, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular’s consolidated customer base as of March 31, 2005 or 2004.

(3)     U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2005	2004
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,378,000	4,041,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	526,000	367,000
Total postpay customer base	4,904,000	4,408,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	223,000	139,000
Total customers	5,127,000	4,547,000

*      Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)     Calculated using 2004 and 2003 Claritas population estimates for 2005 and 2004, respectively. “Total market population” is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

(5)     “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base, excluding its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. Full-year 2005 estimates for U.S. Cellular’s net retail customer additions are included in the overall discussion of full-year 2005 estimates under “Operating Income.”

(6)     Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Service Revenues per Statement of Operations	$671,639	$614,951
Divided by average customers during period (000s) *	5,035	4,473
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$44.46	$45.83

*       “Average customers during period” is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of each period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular owned such customers during each period.

(7)     Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customer numbers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular’s network if the reseller elects to reuse the customer telephone number; as a result, only those reseller customer numbers that are disconnected from U.S. Cellular’s network are counted in the number of postpay disconnects.  The calculation divides the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then divides that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(8)     For a discussion of the components of this calculation, see “Operating Expenses – Selling, General and Administrative.”

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

Operating revenues increased $57.9 million, or 9%, to $711.1 million in 2005 from $653.2 million in 2004.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$592,167	$535,291
Inbound roaming	29,875	42,493
Long-distance and other service revenues	49,597	37,167
Service Revenues	671,639	614,951
Equipment sales	39,432	38,224
	$711,071	$653,175

Service revenues increased $56.6 million, or 9%, to $671.6 million in 2005 from $615.0 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase was primarily due to the growing number of retail customers.  Monthly service revenue per customer averaged $44.46 in the first three months of 2005, and $45.83 in the first three months of 2004.  See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $56.9 million, or 11%, to $592.2 million in 2005 from $535.3 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenue from data services were the primary reasons for the increase in retail service revenue.  The number of customers increased 13% to 5,127,000 at March 31, 2005, from 4,547,000 at March 31, 2004, primarily reflecting 613,000 net new customer additions from U.S. Cellular’s marketing (including reseller) distribution channels over the past twelve months. Revenues from data products and services increased to $28.8 million in 2005 from $10.8 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets. Monthly retail minutes of use per customer increased to 584 in 2005 from 491 in 2004. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. Management anticipates that growth in the customer base in U.S. Cellular’s wireless markets will be slower in the future, primarily as a result of the increased competition in its markets and the increasing maturity of the wireless marketplace. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

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

As a result, average monthly retail service revenue per customer decreased 2% to $39.20 in 2005 from $39.88 in 2004. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans.

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

U.S. Cellular anticipates that the rate of growth in inbound roaming minutes of use will continue to slow down due to these factors:

•      newer customers may roam less than existing customers, reflecting further penetration of the consumer market;

•      U.S. Cellular’s roaming partners may switch their business from U.S. Cellular to other operators or to their own systems; and

•      as certain wireless operators convert their networks to Global System for Mobile Communication (“GSM”) digital technology, which U.S. Cellular only supports through its analog service and in some cases through its Time Division Multiple Access (“TDMA”) service, those operators may switch their business to other operators which offer GSM service.

U.S. Cellular also anticipates that average inbound roaming revenue per minute of use will continue to decline, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $12.4 million, or 33%, to $49.6 million in 2005 from $37.2 million in 2004.  The increase primarily reflected a $13.1 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds. Of this amount, approximately $5.1 million represented a one-time reimbursement related to filings for prior periods. This increase was partially offset by a $1.2 million decrease in long-distance revenue, which primarily reflected price reductions related to long-distance charges on roaming minutes of use as well as U.S. Cellular’s increasing use of pricing plans for its retail customers which include long-distance calling at no additional charge.

Equipment sales revenues increased $1.2 million, or 3%, to $39.4 million in 2005 from $38.2 million in 2004. U.S. Cellular includes in its equipment sales revenues any handsets and related accessories sold to its customers, whether the customers are new to U.S. Cellular or are current customers who are changing handsets. U.S. Cellular also sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. Management anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.  Equipment sales revenues have grown less significantly than cost of equipment sold in the three months ended March 31, 2005 due to the continued substantial discounting of handsets.  This trend is occurring throughout the wireless industry.

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

Operating expenses increased $47.4 million, or 8%, to $671.5 million in 2005 from $624.1 million in 2004.  The major components of operating expenses are shown in the table below.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$138,471	$139,608
Cost of equipment sold	127,248	119,818
Selling, general and administrative	278,330	250,793
Depreciation, amortization and accretion	127,493	114,018
(Gain) loss on assets held for sale	—	(143)
	$671,542	$624,094

System operations expenses (excluding depreciation, amortization and accretion) decreased $1.1 million, or less than 1%, to $138.5 million in 2005 from $139.6 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The factors affecting system operations expenses in 2005 were as follows:

•    a 19% increase in the number of cell sites within U.S. Cellular’s systems, to 4,899 in 2005 from 4,122 in 2004, as U.S. Cellular continues to expand and enhance coverage in its service areas by launching operations in new markets and continuing growth in existing markets;

•    increases in minutes of use on U.S. Cellular’s systems and by its customers using other systems when roaming; and

•    an ongoing reduction both in the per-minute cost of usage on U.S. Cellular’s systems and in negotiated roaming rates

System operations expenses were also affected by the following:

•      maintenance, utility and cell site expenses increased $7.2 million as the number of cell sites increased 19% in 2005;

•      the cost of minutes of use on U.S. Cellular’s systems increased $6.8 million, or 15%, as total minutes used on U.S. Cellular’s systems increased 35% in 2005;

•      expenses incurred when U.S. Cellular’s customers used other systems while roaming decreased $15.1 million, or 30%, due to the reduction in cost per minute, primarily resulting from the reduction in negotiated roaming rates; the availability of U.S. Cellular systems in markets launched in 2004 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and the sales of markets to AT&T Wireless and ALLTEL in 2004.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•      increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and

•      increases in minutes of use, both on U.S. Cellular’s systems and by U.S. Cellular’s customers on other systems when roaming.

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

Cost of equipment sold increased $7.4 million, or 6%, to $127.2 million in 2005 from $119.8 million in 2004. The increase was primarily due to the 7% increase in gross customer activations.  In addition, the overall cost per handset increased in the first three months of 2005 as more customers purchased higher priced, data-enabled handsets. These handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services. These effects were partially offset by a decrease in the cost of handsets provided to customers for retention purposes as the number of retention transactions decreased in 2005.

Selling, general and administrative expenses increased $27.5 million, or 11%, to $278.3 million in 2005 from $250.8 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in the first three months of 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 13% increase in U.S. Cellular’s customer base and a 13% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

•      a $5.2 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•      a $5.1 million increase in expenses related to federal USF contributions, primarily driven by an increase in retail service revenues, upon which contributions are based.  Most of these payments are offset by increases in retail service revenues for amounts passed through to customers; and

•      a $3.5 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies; such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services.

Sales and marketing cost per gross customer activation increased 7% to $396 in 2005 from $371 in 2004, primarily due to increased handset subsidies.  Management uses this measurement to assess both the cost of acquiring customers on a per gross customer activation basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Statement of Operations.  The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$120,552	$110,168
Cost of equipment sold to new customers (2)	95,597	83,388
Less equipment sales revenue from new customers (3)	(47,582)	(46,419)
Total costs	$168,567	$147,137
Gross customer activations (000s) (4)	426	397
Sales and marketing cost per gross customer activation	$396	$371

(1)   Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended March
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$278,330	$250,793
Less expenses related to serving and retaining customers	(157,778)	(140,625)
Selling, general and administrative expenses related to the acquisition of new customers	$120,552	$110,168

(2)  Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Cost of equipment sold as reported	$127,248	$119,818
Less cost of equipment sold related to the retention of existing customers	(31,651)	(36,430)
Cost of equipment sold to new customers	$95,597	$83,388

(3)  Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$39,432	$38,224
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(5,437)	(6,048)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	13,587	14,243
Equipment sales revenues from new customers	$47,582	$46,419

(4)  Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased 5% to $13.08 in 2005 from $13.81 in 2004. Management uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands,
	except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$278,330	$250,793
Less selling, general and administrative expenses related to the acquisition of new customers	(120,552)	(110,168)
Add cost of equipment sold related to the retention of existing customers	31,651	36,430
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(5,437)	(6,048)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	13,587	14,243
Net cost of serving and retaining customers	$197,579	$185,250
Divided by average customers during period (000s) (2)	5,035	4,473
Divided by three months in each period	3	3
Average monthly general and administrative expenses per customer	$13.08	$13.81

(1)   These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)   Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $13.5 million, or 12%, to $127.5 million in 2005 from $114.0 million in 2004. The majority of the increase reflects rising average fixed asset balances, which increased 13% in 2005.  Increased fixed asset balances in 2005 resulted from the following factors:

•      the addition of 777 cell sites to U.S. Cellular’s network since March 31, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•      the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

•      $4.3 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•      $2.3 million of writeoffs of TDMA equipment related to its disposal or consignment for future sale.

In 2004, $7.4 million of additional depreciation expense was recorded to reflect the change in useful lives of certain TDMA radio equipment, switch software and antenna equipment.

Amortization expense decreased $1.6 million, or 13%, to $10.8 million in 2005 from $12.4 million in 2004, primarily representing a $1.2 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002, and a $1.1 million decrease in the amortization of U.S. Cellular’s office systems, including its customer billing and information system.

Operating Income

Operating income increased $10.4 million, or 36%, to $39.5 million in 2005 from $29.1 million in 2004. The operating income margins (as a percent of service revenues) were 5.9% in 2005 and 4.7% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, partially offset by the following factors:

•      increased minutes of use and cell sites in service;

•      increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;

•      increased equipment subsidies, primarily due to the increase in the number of handsets sold to new customers as well as the increased subsidy per handset; and

•      increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network.

U.S. Cellular expects most of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during 2005 as it competes in its established markets and in recently launched markets. Additionally, U.S. Cellular plans to build out its network into other as yet unserved portions of its licensed areas, and expects to begin sales and marketing operations in the St. Louis area in 2005 and in other areas in subsequent years.  U.S. Cellular launched its brand of data-related wireless services in many of its markets in the second half of 2003, and expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

As a result, depending on the timing and effectiveness of these initiatives, U.S. Cellular anticipates that operating income will range from $180 million to $220 million for the full year of 2005, including approximately $530 million of anticipated depreciation, amortization and accretion expenses, compared to $183.3 million of operating income in 2004.

U.S. Cellular anticipates that service revenues will total approximately $2.9 billion for the full year of 2005, compared to service revenues of $2.62 billion in 2004. The anticipated service revenue growth in 2005 reflects the continued growth in U.S. Cellular’s customer base and the continued marketing of data-related wireless services in its markets.

Depending on the timing and effectiveness of its marketing efforts, U.S. Cellular anticipates that net retail customer activations, excluding net customer activations from its reseller distribution channels, will total 475,000 to 525,000 for the full year of 2005.

The above estimates of 2005 operating income; depreciation, amortization and accretion expenses; service revenues; and net retail customer activations include the impact of commercially launching service in the St. Louis market during the third quarter of 2005. These estimates were initially announced by U.S. Cellular on March 18, 2005 and continued to represent management’s views as of the date of filing of the original Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS and U.S. Cellular undertake no duty to update such information whether as a result of new information, future events or otherwise.

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

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$161,843	$159,201
Operating Expenses	121,261	113,785
Operating Income	40,582	45,416

Competitive Local Exchange Carrier Operations
Operating Revenues	59,267	54,736
Operating Expenses	60,689	58,548
Operating (Loss)	(1,422)	(3,812)

Intercompany revenue elimination	(1,261)	(993)
Intercompany expense elimination	(1,261)	(993)

TDS Telecom Operating Income	$39,160	$41,604

Operating income decreased $2.4 million, or 6%, to $39.2 million in the three months ended March 31, 2005 from $41.6 million in 2004.

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

The foregoing forward-looking statements with respect to anticipated operating revenues, operating income and operating losses were initially announced by TDS Telecom on February 9, 2005 and continue to represent management’s views as of the date of filing of the original Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

Incumbent Local Exchange Carrier Operations

Operating revenues increased $2.6 million, or 2%, to $161.8 million in the three months ended March 31, 2005 from $159.2 million in 2004.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)

Local service	$49,627	$50,486
Network access and long distance	90,096	88,210
Miscellaneous	22,120	20,505
	$161,843	$159,201

Local service revenues decreased $0.9 million, or 2%, to $49.6 million in 2005 from $50.5 million in 2004 primarily due to a 2% decrease in physical access lines, 62% of which was due to loss of second lines that was affected by digital subscriber lines substitution.

Network access and long distance revenues increased $1.9 million, or 2%, to $90.1 million in 2005 from $88.2 million in 2004.  Revenues from long distance service increased $0.9 million in 2005 reflecting increased long distance customers.  As of March 31, 2005, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 302,400 customers compared to 266,300 customers at March 31, 2004.  Revenues generated from access minutes increased $1.2 million, reflecting a 3% increase in access minutes of use in 2005.  Compensation from state and national revenue pools for recovery of expenses of providing network access decreased $0.2 million as compared to 2004.

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

Operating expenses increased by $7.5 million, or 7%, to $121.3 million in 2005 from $113.8 million in 2004, primarily reflecting increased cost of services and products.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$43,739	$37,751
Selling, general and administrative expense	43,258	43,487
Depreciation and amortization	34,264	32,547
	$121,261	$113,785

Cost of services and products increased $5.9 million or, 16%, to $43.7 million in 2005 from $37.8 million in 2004. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $2.1 million of expense increases. Growth in long distance customers combined with increased usage stimulated by call plans increased expense $1.6 million. The remainder of the increase is driven by increased labor and contractor charges.

Selling, general and administrative expenses decreased by less than 1%, to $43.3 million from $43.5 million in 2004. Expenses grew at a rate comparable to inflation, but the year-to-year increase was impacted by a write-off in the first quarter of 2004, of development costs incurred for a product not integrated into a service offering.

Depreciation and amortization expenses increased $1.8 million, or 5%, to $34.3 million in 2005 from $32.5 million in 2004 primarily due to additions to plant in service.

Operating income decreased $4.8 million, or 11%, to $40.6 million in 2005 from $45.4 million in 2004 primarily as a result of the increase in cost of services and products.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service) increased $4.6 million, or 8%, to $59.3 million in 2005 from $54.7 million in 2004.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Operating Revenues	$59,267	$54,736

Retail revenues increased $5.8 million, or 12%, to $53.0 million in 2005 from $47.2 million in 2004, primarily due to customer growth.

Wholesale revenues, which represent charges to incumbent carriers, decreased $1.2 million, or 17% to $6.3 million in 2005 from $7.5 million in 2004 primarily due to access rate decreases.

Operating expenses increased $2.2 million, or 4%, to $60.7 million in 2005 from $58.5 million in 2004.

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$24,124	$20,047
Selling, general and administrative expense	29,262	29,490
Depreciation and amortization	7,303	9,011
	$60,689	$58,548

Cost of services and products increased $4.1 million, or 20%, to $24.1 million in 2005 from $20.0 million in 2004.

Selling, general and administrative expenses decreased $0.2 million, or 1%, to $29.3 million in 2005 from $29.5 million in 2004.  Sales and marketing expenses have decreased as a result of changes in strategy on the mix of targeted customers, but have been offset by increased administrative costs to secure continued access to unbundled network elements.

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

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$150,159	$115,426
Investing activities	(256,275)	(73,177)
Financing activities	93,407	74,655
Net increase (decrease) in cash and cash equivalents	$(12,709)	$116,904

Cash Flows from Operating Activities

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $150.2 million in the three months ended March 31, 2005 compared to $115.4 million in 2004. Income including adjustments to reconcile net income to net cash provided by operating activities, excluding changes in assets and liabilities from operations (“noncash” items) totaled $202.6 million in 2005 and $204.7 million in 2004. Distributions from unconsolidated investments provided $1.5 million in 2005 and $3.7 million in 2004. Changes in assets and liabilities from operations required $52.4 million in 2005 and $89.3 million in 2004, reflecting timing differences in the payment of accounts payable and accrued taxes and the receipt of accounts receivable.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$23,049	$18,254
Adjustments to reconcile net income to net cash provided by operating activities	179,586	186,448
	202,635	204,702
Changes in assets and liabilities	(52,476)	(89,276)
	$150,159	$115,426

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks.  Cash flows used for investing activities required $256.3 million in the first three months of 2005 compared to $73.2 million in 2004.

Cash required for capital additions totaled $134.8 million in the three months ended March 31, 2005 and $127.1 million in 2004. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $112.8 million in 2005 and $101.5 million in 2004 representing expenditures to construct cell sites, to replace retired assets and to improve business systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $16.1 million in 2005 and $17.6 million in 2004 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities.  TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $4.2 million in 2005 and $6.5 million in 2004 for switching and other network facilities. Corporate and other capital expenditures totaled $1.7 million in 2005 and $1.5 million in 2004.

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

Cash Flows from Financing Activities

Cash flows from financing activities provided $93.4 million in the three months ended March 31, 2005, and provided $74.7 million in 2004.  Issuances of long-term debt, primarily $116.25 million of 6.625% notes by TDS provided proceeds after underwriting discounts of $112.6 million in 2005. Repayments of long-term debt, including RUS debt, required $127.7 million in 2005. Cash received from short-term borrowings on revolving lines of credit provided $165.0 million in 2005 while repayments required $60.0 million in 2005. In 2004, short-term borrowings provided $230.0 million while repayments required $145.0 million.  Treasury shares reissued for stock options exercised and other benefit plans in 2005 provided $13.5 million and $13.2 million in 2004.  Dividends paid on TDS Common Shares and Preferred Shares, required $10.1 million in 2005 and $9.5 million in 2004.

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

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $150.2 million in the first three months of 2005 compared to $115.4 million in 2004. TDS and its subsidiaries had cash and cash equivalents totaling $1,158.4 million at March 31, 2005.

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

As disclosed in Note 1, TDS and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2004 and the first and second quarters of 2005. The restatement resulted in defaults under the revolving credit agreements and one line of credit agreement.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement.

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

TDS and its subsidiaries have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold.  The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by their subsidiaries. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet.  As of March 31, 2005, such deferred tax liabilities totaled $1,137.9 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q/A, TDS and U.S. Cellular are in compliance with all covenants and other requirements set forth in the forward contracts.

As disclosed in Note 1 to the Consolidated Financial Statements, TDS and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2004 and for the first and second quarters of 2005.  The restatement resulted in defaults under certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts.  TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

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

U.S. Cellular’s 2005 capital expenditures will primarily address the following needs:

•      Expand and enhance U.S. Cellular’s coverage in its service areas.

•      Provide additional capacity to accommodate increased network usage by current customers.

•      Enhance U.S. Cellular’s retail store network and office systems.

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

First Quarter 2004 Activity

On February 18, 2004, U.S. Cellular completed the sale of certain wireless properties in southern Texas to AT&T Wireless for $96.9 million in cash, subject to a working capital adjustment.  The U.S. Cellular markets sold to AT&T Wireless included wireless assets and customers in six cellular markets.  An aggregate loss of $21.3 million (including a $22.0 million estimate of the loss on assets held for sale in the fourth quarter of 2003 and $0.1 million and $0.6 million reductions of the loss in the first and second quarters of 2004, respectively) was recorded as a loss on assets held for sale (included in operating expenses), representing the difference between the carrying value of the markets sold to AT&T Wireless and the cash received in the transaction.  The results of operations of the markets sold to AT&T Wireless were included in results of operations through February 17, 2004.

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

Contractual and Other Obligations

Except as described below, there has been no material change in the resources required for scheduled repayment of obligations from the table of Contractual and Other Obligations included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

The following table shows the increases and decreases in contractual and other obligations, as presented in the Annual Report on Form 10-K/A for the year ended December 31, 2004, as a result of the debt transactions described above:

	Increase (Decrease) of Principal Payments Due by Period
(Dollars in millions)	Additional Long-Term Debt Obligations (1)	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments (2)	Weighted-Avg. Interest Rates on Long-Term Debt Repayments

Less than 1 year	$—	—	$(22.5)	(8.4)%
2 – 3 years	—	—	(13.7)	(5.5)%
4 – 5 years	—	—	(14.3)	(5.5)%
More than 5 Years	116.25	6.625%	(72.3)	(5.5)%
Total	$116.25	6.625%	$(122.8)	(6.0)%

(1)  Issuance date was March 31, 2005.

(2)  Redemption date was March 31, 2005.

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

TDS has certain variable interests in investments in unconsolidated entities where TDS holds a minority interest.  The investments in unconsolidated entities totaled $213.8 million as of March 31, 2005 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  TDS’s significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

Licenses and Goodwill

At March 31, 2005, TDS reported $1,358.7 million of licenses and $843.4 million of goodwill, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies.  Licenses include those expected to be received from the FCC in the second quarter of 2005 that were won by Carroll Wireless in the FCC wireless license auction completed in February 2005 and license rights related to licenses that will be received when the AT&T Wireless exchange transaction is fully completed.

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

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. U.S. Cellular has identified five reporting units pursuant to paragraph 30 of SFAS No. 142, “Goodwill and Other Intangible Assets.” The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. U.S. Cellular combines its FCC licenses into five units of accounting for purposes of testing the licenses for impairment pursuant to Emerging Issues Task Force Issue 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”), and SFAS No. 142, using the same geographic groupings as its reporting units.

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

The table below summarizes the changes in asset retirement obligations during the first three months of 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated
	(As Restated)		(As Restated)
	(Dollars in thousands)

Beginning Balance – December 31, 2004	$72,575	$65,000	$137,575
Additional liabilities accrued	678	1,467	2,145
Accretion expense	1,792	—	1,792
Costs of removal incurred in 2005	—	(227)	(227)
Ending Balance – March 31, 2005	$75,045	$66,240	$141,285

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated Balance Sheet.  TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent TDS believes that recovery is not likely, establish a valuation allowance. TDS’s management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  TDS’s current net deferred tax asset totaled $40.5 million, and $43.9 million, as of March 31, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of federal net operating loss carryforwards expected to be utilized in 2005 and the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Deferred Tax Asset – noncurrent
Net operating loss carryforwards	$56,459	$61,977
Derivative instruments	349,533	487,216
Other	22,375	38,815
	428,367	588,008
Less valuation allowance	(51,079)	(55,305)
Total Deferred Tax Asset	377,288	532,703

Deferred Tax Liability – noncurrent
Property, plant and equipment	433,895	428,355
Licenses	215,223	241,699
Marketable equity securities	1,137,897	1,284,872
Partnership investments	71,838	66,432
Total Deferred Tax Liability	1,858,853	2,021,358
Net Deferred Income Tax Liability	$1,481,565	$1,488,655

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

The deferred income tax liability relating to marketable equity securities totaled $1,137.9 million and $1,284.9 million, as of March 31, 2005 and December 31, 2004, respectively.  These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities.  Income taxes will be payable when TDS disposes of the marketable equity securities.

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

•                  Consolidation of long distance carriers could result in TDS having to pay more for long distance services which could increase TDS’s cost of doing business.

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

•                  Early redemptions of debt or repurchases of debt, changes in prepaid forward contracts, operating leases, purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’s Annual Report on Form 10-K/A for the year ended December 31, 2004, or this Quarterly Report on Form 10-Q/A to be different from the amounts actually incurred.

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

TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

The following table shows the annual requirements for principal payments on such 2005 long-term debt transactions:

	Increase (Decrease) of Principal Payments Due by Period
(Dollars in millions)	Additional Long-Term Debt Obligations (2)	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments (2)	Weighted-Avg. Interest Rates on Long-Term Debt Repayments
2005	$—	—	$(22.5)	(8.4)%
2006	—	—	(6.7)	(5.5)%
2007	—	—	(7.0)	(5.5)%
2008	—	—	(7.1)	(5.5)%
2009	—	—	(7.2)	(5.5)%
After 5 Years	116.25	6.625%	(72.3)	(5.5)%
Total	$116.25	6.625%	$(122.8)	(6.0)%

(1)  Issuance date was March 31, 2005.

(2)  Redemption date was March 31, 2005.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets.  The market value of these investments aggregated $3,042.0 million at March 31, 2005.  As of March 31, 2005, the net unrealized holding gain, net of tax and minority interest included in accumulated other comprehensive income totaled $894.7 million.

Subsidiaries of TDS and U.S. Cellular have entered into forward contracts related to the marketable equity securities that they hold.  TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid when due.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

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

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Balance Sheet.  Such deferred tax liabilities totaled $1,137.9 million at March 31, 2005.

The following table summarizes certain details surrounding the contracted securities as of March 31, 2005.

		Collar (1)
		Downside	Upside
Security	Shares	Limit (Floor)	Potential (Ceiling)	Loan Amount (000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07 - $16.07	$18.89 - $21.58	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$14.21 - $17.17	1,532,257
				1,754,114
Unamortized debt discount				60,133
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

	Valuation of investments assuming indicated decrease			March 31, 2005	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$2,129.4	$2,433.6	$2,737.8	$3,042.0	$3,346.2	$3,650.4	$3,954.6
Derivative Instruments (1)	$(106.3)	$(354.4)	$(603.2)	$(863.5)	$(1,158.1)	$(1,432.1)	$(1,743.3)

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, management concluded that TDS’s disclosure controls and procedures were not effective as of March 31, 2005, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of March 31, 2005, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In connection with the restatement as discussed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A, the following material weaknesses were identified in TDS’s internal control over financial reporting as of December 31, 2004 which continued to exist at March 31, 2005:

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

2.     TDS did not maintain effective controls over its accounting for certain vendor contracts.  Specifically, effective controls were not designed and in place to ensure that certain vendor contracts were raised to the appropriate level of accounting personnel or that accounting personnel reached the appropriate conclusions in order to accurately and timely record the effects of the contracts in conformity with generally accepted accounting principles.  This control deficiency primarily affected, network operations expense, selling, general and administrative expense, accounts payable, other deferred charges and accrued liabilities.  This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2004, 2003 and 2002, the interim financial statements for all quarters in 2004 and 2003, the first and second quarter financial statements for 2005, as well as adjustments, including audit adjustments, to the third quarter of 2005 and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

3.     TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, TDS did not have effective controls designed and in place to accurately calculate the income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2004, 2003 and 2002, the interim financial statements for all quarters in 2004 and 2003, the first and second quarter financial statements for 2005, as well as adjustments, including audit adjustments, to the third quarter of 2005 and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

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

•      Controller Review Committee

•      The Controller Review Committee was formed in the fourth quarter of 2004 and consists of TDS’s Corporate Controller and Assistant Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Chief Financial Officer.  The Committee meets regularly to discuss accounting treatment for current, unusual or nonrecurring matters. In addition, the Committee engaged external consultants to provide technical accounting training related to current accounting developments on a quarterly basis.

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

Changes in Internal Control Over Financial Reporting

Except the addition of technical accounting personnel as discussed above, there were no changes in TDS’s internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting. Also, as discussed herein, TDS has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q/A.

TDS PURCHASES OF COMMON SHARES (1)

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – 31, 2005	—	$—	—	824,300
February 1 – 28, 2005	—	—	—	824,300
March 1 – 31, 2005	—	—	—	824,300
Total for or as of end of the quarter ended 3/31/05	—	$—	—	824,300

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

iv.    No stock repurchase program has expired during the quarter covered by this Form 10-Q/A.

v.     TDS has not determined to terminate the foregoing stock repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q/A.

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

Item 6.  Exhibits

Exhibit 3.1 – Restated Certificate of Incorporation of TDS, as amended. (Filed with Original Form 10-Q)

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

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q/A or that supplement the exhibits identified in TDS’s Form 10-K/A for the year ended December 31, 2004.  Reference is made to TDS’s Form 10-K for the year ended December 31, 2004 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date	April 26, 2006	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer

Date	April 26, 2006	/s/ Sandra L. Helton
Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	April 26, 2006	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2005 First Quarter Form 10-Q/A