Form 10-Q/A
period 2005-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2006-04-26
CIK 1051512

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Shares, $.01 par value	51,219,733 Shares
Special Common Shares, $.01 par value	57,648,379 Shares
Series A Common Shares, $.01 par value	6,428,640 Shares

Explanatory Note

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 1, 2005 (“Original Form 10-Q”), to amend Part I Financial Information – Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and Item 4 “Controls and Procedures,” and Part II Other Information – Item 6 “Exhibits and Financial Statement Schedules.”

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

•      Income taxes – In the restatement, TDS corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

•      Interest income – In the restatement, TDS corrected its accounting for recording interest income earned by its subsidiaries through a cash management agreement for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002. TDS subsidiaries participating in the cash management agreement had not recorded an accrual to increase cash and interest income for their portion of the interest income earned. The correcting entries increased cash and interest income for each period presented.

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

For the convenience of the reader, this Form 10-Q/A sets for the Original Form 10-Q, as amended hereby, in its entirety.  However, this Form 10-Q/A amends and restates only Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Form 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying financial statements, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events.  In particular, forward-looking statements included in the Form 10-Q/A represented management’s views as of the date of filing of the Original Form 10-Q for the quarter ended June 30, 2005 on August 1, 2005. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by TDS’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

TELEPHONE AND DATA SYSTEMS, INC.

2ND QUARTER REPORT ON FORM 10-Q/A

AMENDMENT NO. 1

INDEX

Page No.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Operations - As Restated
	Three and six months ended June 30, 2005 and 2004	3

Consolidated Statements of Cash Flows - As Restated
	Six months ended June 30, 2005 and 2004	4

Consolidated Balance Sheets - As Restated
	June 30, 2005 and December 31, 2004	5-6

	Notes to Consolidated Financial Statements	7-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-39

Six months ended June 30, 2005 and 2004
	U.S. Cellular Operations	40-48
	TDS Telecom Operations	49-52
	Three months ended June 30, 2005 and 2004	52-57
	Recent Accounting Pronouncements	57-58
	Financial Resources	58-60
	Liquidity and Capital Resources	60-66
	Application of Critical Accounting Policies and Estimates	66-71
	Certain Relationships and Related Transactions	71
	Safe Harbor Cautionary Statement	72-73

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74-76

Item 4.	Controls and Procedures	77-79

Part II.	Other Information

Item 1.	Legal Proceedings	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 4.	Submission of Matters to a Vote of Security-Holders	81-82

Item 5.	Other Information	82

Item 6.	Exhibits	82-83

Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)

OPERATING REVENUES	$969,859	$929,086	$1,905,646	$1,799,184

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation, amortization and accretion shown below)	337,600	322,481	676,224	643,560
Selling, general and administrative	356,357	337,558	704,928	659,611
Depreciation, amortization and accretion	168,575	165,009	338,323	321,206
(Gain) on assets held for sale	—	(582)	—	(725)
Total Operating Expenses	862,532	824,466	1,719,475	1,623,652

OPERATING INCOME	107,327	104,620	186,171	175,532

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	18,188	16,468	32,942	30,595
Interest and dividend income	118,896	5,286	127,182	8,058
Interest (expense)	(54,532)	(48,422)	(106,388)	(95,243)
Gain (loss) on investments	—	(1,830)	500	(1,830)
Other (expense), net	(6,708)	(2,579)	(11,029)	(2,971)
Total Investment and Other Income (Expense)	75,844	(31,077)	43,207	(61,391)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	183,171	73,543	229,378	114,141
Income tax expense	76,980	28,010	94,375	46,740
INCOME BEFORE MINORITY INTEREST	106,191	45,533	135,003	67,401
Minority share of income	(9,135)	(8,195)	(14,898)	(11,809)
NET INCOME	97,056	37,338	120,105	55,592
Preferred dividend requirement	(52)	(51)	(102)	(101)
NET INCOME AVAILABLE TO COMMON	$97,004	$37,287	$120,003	$55,491

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	115,224	114,539	115,112	114,437
BASIC EARNINGS PER SHARE (Note 6)	$0.84	$0.33	$1.04	$0.48

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	115,959	115,049	115,926	114,943
DILUTED EARNINGS PER SHARE (Note 6)	$0.83	$0.32	$1.03	$0.48

DIVIDENDS PER SHARE	$0.0875	$0.0825	$0.175	$0.165

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120,105	$55,592
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	338,323	321,206
Bad debts expense	17,764	25,864
Deferred income taxes	1,082	37,205
Investment income	(32,942)	(30,595)
Distributions from unconsolidated entities	28,210	7,484
Minority share of income	14,898	11,809
(Gain) on assets held for sale	—	(725)
(Gain) loss on investments	(500)	1,830
Noncash interest expense	10,129	14,225
Other noncash expense	9,597	7,271
Changes in assets and liabilities
Change in accounts receivable	(29,158)	(47,792)
Change in materials and supplies	22,020	24,942
Change in accounts payable	(46,352)	(82,296)
Change in customer deposits and deferred revenues	5,261	9,047
Change in accrued taxes	76,878	8,053
Change in other assets and liabilities	(16,963)	(29,333)
	518,352	333,787

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(307,405)	(327,292)
Cash received from sale of assets	—	96,932
Acquisitions, net of cash acquired	(125,533)	(40,367)
Other investing activities	(1,271)	(3,550)
	(434,209)	(274,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	310,000	270,000
Issuance of long-term debt	112,881	412,676
Repayment of notes payable	(290,000)	(270,000)
Repayment of long-term debt	(257,952)	(10,574)
Repurchase of TDS common shares	—	(20,440)
TDS common shares issued for benefit plans	12,663	20,252
U.S. Cellular common shares issued for benefit plans	14,012	1,739
Dividends paid	(20,259)	(19,001)
Other financing activities	(816)	(300)
	(119,471)	384,352

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,328)	443,862

CASH AND CASH EQUIVALENTS -
Beginning of period	1,171,105	940,578
End of period	$1,135,777	$1,384,440

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	June 30, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,135,777	$1,171,105
Accounts receivable
Due from customers, less allowance of $12,646 and $14,317, respectively	312,953	304,851
Other, principally connecting companies, less allowance of $4,236 and $3,170, respectively	137,750	134,458
Deferred income tax asset	28,427	43,867
Materials and supplies, at average cost	67,184	91,556
Other current assets	58,248	71,877
	1,740,339	1,817,714

INVESTMENTS
Marketable equity securities	2,821,208	3,398,804
Licenses	1,362,434	1,228,801
Goodwill	843,527	843,387
Customer lists, net of accumulated amortization of $39,214 and $34,630, respectively	20,952	24,915
Investments in unconsolidated entities	205,940	199,518
Other investments, less valuation allowance of $55,144 in both periods	22,710	23,039
	5,276,771	5,718,464

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,451,307	2,440,720
TDS Telecom	915,965	945,762
Corporate and other	31,111	32,962
	3,398,383	3,419,444

OTHER ASSETS AND DEFERRED CHARGES	57,416	56,981

TOTAL ASSETS	$10,472,909	$11,012,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	June 30, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$2,727	$38,787
Notes payable	50,000	30,000
Accounts payable	281,146	327,497
Customer deposits and deferred revenues	124,457	119,196
Accrued taxes	133,753	63,184
Accrued compensation	50,291	71,707
Other current liabilities	80,351	79,100
	722,725	729,471

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,444,367	1,488,655
Derivative liability	699,348	1,210,500
Other deferred liabilities and credits	234,360	220,206
	2,378,075	2,919,361

LONG-TERM DEBT
Long-term debt, excluding current portion	1,869,928	1,974,599
Forward contracts	1,698,366	1,689,644
	3,568,294	3,664,243

MINORITY INTEREST IN SUBSIDIARIES	528,056	499,468

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS’ EQUITY (Note 2)
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,430,000 and 56,377,000 shares, respectively	564	564
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 62,859,000 shares and 0 shares, respectively	629	—
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,429,000 and 6,421,000 shares; respectively	64	64
Additional paid-in capital	1,819,336	1,822,541
Treasury Shares, at cost:
Common Shares, 5,210,000 and 5,362,000 shares, respectively	(215,385)	(449,173)
Special Common Shares, 5,210,000 and 0 shares, respectively	(215,385)	—
Accumulated other comprehensive income	331,516	370,857
Retained earnings	1,550,556	1,451,343
	3,271,895	3,196,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,472,909	$11,012,603

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

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s latest annual report on Form 10-K (See discussion of Restatement below).

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

•      Income taxes – In the restatement, TDS corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

•      Interest income – In the restatement, TDS corrected its accounting for recording interest income earned by its subsidiaries through a cash management agreement for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002. TDS subsidiaries participating in the cash management agreement had not recorded an accrual to increase cash and interest income for their portion of the interest income earned. The correcting entries increased cash and interest income for each period presented.

•      Other items – In addition to the adjustments described above, TDS recorded adjustments to correct and record revenues and expenses in the periods in which such revenues and expenses were earned or incurred. These adjustments were not significant, either individually or in aggregate.

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$184,273	$81,850	$226,216	$125,195
Federal universal service fund contributions	(1,224)	(1,704)	(2,655)	(113)
Customer contract termination fees	124	(84)	3,592	(235)
Leases and contracts	(133)	(847)	2,105	(1,244)
Promotion rebates	—	—	(446)	—
Operations of consolidated partnerships managed by a third party	935	(1,064)	481	(794)
Investment income from entities accounted for by the equity method	1,667	(2,064)	2,189	(2,568)
Revenue and cost of service accruals	—	(2,536)	—	(5,702)
Interest income	93	50	571	(66)
Other items	(2,564)	(58)	(2,675)	(332)
Total adjustment	(1,102)	(8,307)	3,162	(11,054)
Income Before Income Taxes and Minority Interest, as restated	$183,171	$73,543	$229,378	$114,141

The table below summarizes the net income and earnings per share impacts from the restatement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$99,361	$0.85	$41,394	$0.36	$119,906	$1.03	$61,126	$0.53
Federal universal service fund contributions	(576)	(0.01)	(816)	(0.01)	(1,254)	(0.01)	(54)	—
Customer contract termination fees	56	—	(38)	—	1,646	0.01	(108)	—
Leases and contracts	(61)	—	(434)	—	1,049	0.01	(590)	(0.01)
Promotion rebates	—	—	—	—	(204)	—	—	—
Operations of consolidated partnerships managed by a third party	336	—	(389)	—	172	—	(291)	—
Investment income from entities accounted for by the equity method	820	0.01	(1,025)	(0.01)	1,078	0.01	(1,275)	(0.02)
Revenue and cost of service accruals	—	—	(1,534)	(0.02)	—	—	(3,449)	(0.03)
Income taxes	(394)	—	174	—	(34)	—	424	0.01
Interest income	56	—	30	—	345	—	(40)	—
Other items	(2,542)	(0.02)	(24)	—	(2,599)	(0.02)	(151)	—
Total adjustment	(2,305)	(0.02)	(4,056)	(0.04)	199	—	(5,534)	(0.05)
As restated	$97,056	$0.83	$37,338	$0.32	$120,105	$1.03	$55,592	$0.48

The table below summarizes the effects of consolidating Suttle Straus, Inc. and recording certain intercompany eliminations as previously discussed.

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	Adjustment for	Intercompany	Adjustment for	Intercompany
	Suttle Straus	Eliminations	Suttle Straus	Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$7,455	$(3,235)	$15,263	$(6,176)
Operating Expenses
Cost of service and products	4,938	309	10,487	599
Selling, general and administrative	1,430	(3,544)	2,846	(6,775)
Depreciation, amortization and accretion	687	—	1,375	—
Total Operating Expenses	7,055	(3,235)	14,708	(6,176)

Operating Income	400	—	555	—

Other income (expense), net	(400)	—	(555)	—

Total Investment and Other Income (Expense)	(400)	—	(555)	—
Income Before Income Taxes and Minority Interest	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
	Adjustment for	Intercompany	Adjustment for	Intercompany
	Suttle Straus	Eliminations	Suttle Straus	Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$6,133	$(2,558)	$12,393	$(4,839)
Operating Expenses
Cost of service and products	4,118	202	8,334	423
Selling, general and administrative	1,127	(2,760)	2,323	(5,262)
Depreciation, amortization and accretion	619	—	1,240	—
Total Operating Expenses	5,864	(2,558)	11,897	(4,839)

Operating Income	269	—	496	—

Other income (expense), net	(269)	—	(496)	—

Total Investment and Other Income (Expense)	(269)	—	(496)	—
Income Before Income Taxes and Minority Interest	$—	$—	$—	$—

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended
	June 30, 2005		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)

Operating Revenues	$965,558	$969,859	$934,588	$929,086
Operating Expenses
Cost of service and products (exclusive of depreciation, amortization and accretion shown separately below)	332,854	337,600	317,230	322,481
Selling, general and administrative expense	357,281	356,357	343,058	337,558
Depreciation, amortization and accretion expense	167,571	168,575	164,411	165,009
(Gain) loss on assets held for sale	—	—	(582)	(582)
Total Operating Expenses	857,706	862,532	824,117	824,466

Operating Income	107,852	107,327	110,471	104,620

Investment and Other Income (Expense)
Investment income	16,520	18,188	18,532	16,468
Interest and dividend income	118,814	118,896	5,246	5,286
Interest expense	(54,532)	(54,532)	(48,422)	(48,422)
Gain (loss) on investments	—	—	(1,830)	(1,830)
Other income (expense), net	(4,381)	(6,708)	(2,147)	(2,579)
Total Investment and Other Income (Expense)	76,421	75,844	(28,621)	(31,077)

Income (Loss) before Income Taxes and Minority Interest	184,273	183,171	81,850	73,543
Income tax expense (benefit)	76,005	76,980	31,277	28,010
Income (Loss) Before Minority Interest	108,268	106,191	50,573	45,533
Minority share of income	(8,907)	(9,135)	(9,179)	(8,195)
Net Income (Loss)	99,361	97,056	41,394	37,338
Preferred dividend requirement	(52)	(52)	(50)	(51)
Net Income (Loss) Available to Common	$99,309	$97,004	$41,344	$37,287

Basic Earnings per Share	$0.86	$0.84	$0.36	$0.33
Diluted Earnings per Share	$0.85	$0.83	$0.36	$0.32

	Six Months Ended
	June 30, 2005		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,893,724	$1,905,646	$1,805,100	$1,799,184
Operating Expenses
Cost of service and products (exclusive of depreciation, amortization and accretion shown separately below)	666,718	676,224	628,623	643,560
Selling, general and administrative expense	707,326	704,928	673,701	659,611
Depreciation, amortization and accretion expense	336,388	338,323	319,863	321,206
(Gain) loss on assets held for sale	—	—	(725)	(725)
Total Operating Expenses	1,710,432	1,719,475	1,621,462	1,623,652

Operating Income	183,292	186,171	183,638	175,532

Investment and Other Income (Expense)
Investment income	30,753	32,942	33,162	30,595
Interest and dividend income	126,633	127,182	8,142	8,058
Interest expense	(106,388)	(106,388)	(95,243)	(95,243)
Gain (loss) on investments	500	500	(1,830)	(1,830)
Other income (expense), net	(8,574)	(11,029)	(2,674)	(2,971)
Total Investment and Other Income (Expense)	42,924	43,207	(58,443)	(61,391)

Income (Loss) before Income Taxes and Minority Interest	226,216	229,378	125,195	114,141
Income tax expense (benefit)	92,153	94,375	51,382	46,740
Income (Loss) before Minority Interest	134,063	135,003	73,813	67,401
Minority share of income	(14,157)	(14,898)	(12,687)	(11,809)
Net Income (Loss)	119,906	120,105	61,126	55,592
Preferred dividend requirement	(102)	(102)	(101)	(101)
Net Income (Loss) Available to Common	$119,804	$120,003	$61,025	$55,491

Basic Earnings per Share	$1.04	$1.04	$0.53	$0.48
Diluted Earnings per Share	$1.03	$1.03	$0.53	$0.48

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Six Months Ended June 30,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,906	$120,105	$61,126	$55,592
Add (Deduct) adjustments to reconcile net income to net cash
Depreciation, amortization and accretion	336,388	338,323	319,863	321,206
Bad debts expense	19,418	17,764	38,439	25,864
Deferred income taxes	(1,140)	1,082	41,847	37,205
Investment income	(30,753)	(32,942)	(33,162)	(30,595)
Distributions from unconsolidated entities	—	28,210	—	7,484
Minority share of income	14,157	14,898	12,687	11,809
(Gain) on assets held for sale	—	—	(725)	(725)
(Gain) loss on investments	(500)	(500)	1,830	1,830
Noncash interest expense	10,129	10,129	14,225	14,225
Other noncash expense	10,785	9,597	8,395	7,271
Changes in assets and liabilities
Change in accounts receivable	(28,966)	(29,158)	(65,175)	(47,792)
Change in materials and supplies	22,020	22,020	24,942	24,942
Change in accounts payable	(48,968)	(46,352)	(89,580)	(82,296)
Change in customer deposits and deferred revenues	5,000	5,261	9,457	9,047
Change in accrued taxes	76,424	76,878	8,053	8,053
Change in other assets and liabilities	(15,080)	(16,963)	(26,724)	(29,333)
	488,820	518,352	325,498	333,787

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(304,856)	(307,405)	(325,115)	(327,292)
Cash received from sale of assets	—	—	96,932	96,932
Acquisitions, net of cash acquired	(125,533)	(125,533)	(40,367)	(40,367)
Distributions from unconsolidated entities	28,210	—	7,484	—
Other investing activities	(3,199)	(1,271)	(5,106)	(3,550)
	(405,378)	(434,209)	(266,172)	(274,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	310,000	310,000	270,000	270,000
Issuance of long-term debt	112,881	112,881	412,676	412,676
Repayment of notes payable	(290,000)	(290,000)	(270,000)	(270,000)
Repayment of long-term debt	(257,952)	(257,952)	(10,574)	(10,574)
Repurchase of TDS common shares	—	—	(20,440)	(20,440)
TDS common shares issued for benefit plans	12,663	12,663	20,252	20,252
U.S. Cellular common shares issued for benefit plans	14,199	14,012	1,855	1,739
Dividends paid	(20,259)	(20,259)	(19,001)	(19,001)
Other financing activities	(816)	(816)	(300)	(300)
	(119,284)	(119,471)	384,468	384,352

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,842)	(35,328)	443,794	443,862

CASH AND CASH EQUIVALENTS
Beginning of period	1,168,581	1,171,105	937,651	940,578
End of period	$1,132,739	$1,135,777	$1,381,445	$1,384,440

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	June 30,		December 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,132,739	$1,135,777	$1,168,581	$1,171,105
Accounts receivable
Due from customers	312,362	312,953	308,410	304,851
Other, principally connecting companies	137,261	137,750	131,665	134,458
Deferred income tax asset	20,601	28,427	36,040	43,867
Materials and supplies, at average cost	67,184	67,184	91,556	91,556
Other current assets	59,660	58,248	73,965	71,877
	1,729,807	1,740,339	1,810,217	1,817,714

INVESTMENTS
Marketable equity securities	2,821,208	2,821,208	3,398,804	3,398,804
Licenses	1,362,434	1,362,434	1,228,801	1,228,801
Goodwill	823,399	843,527	823,259	843,387
Customer lists, net of accumulated amortization	20,952	20,952	24,915	24,915
Investments in unconsolidated entities	211,011	205,940	206,763	199,518
Other investments	22,710	22,710	23,039	23,039
	5,261,714	5,276,771	5,705,581	5,718,464

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,450,296	2,451,307	2,439,719	2,440,720
TDS Telecom	915,965	915,965	945,762	945,762
Corporate and other	—	31,111	—	32,962
	3,366,261	3,398,383	3,385,481	3,419,444

OTHER ASSETS AND DEFERRED CHARGES	90,952	57,416	92,562	56,981

TOTAL ASSETS	$10,448,734	$10,472,909	$10,993,841	11,012,603

	June 30,		December 31,
	2005	2005	2004	2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$2,727	$2,727	$38,787	$38,787
Notes payable	50,000	50,000	30,000	30,000
Accounts payable	274,288	281,146	323,256	327,497
Customer deposits and deferred revenues	124,380	124,457	119,380	119,196
Accrued taxes	148,125	133,753	76,266	63,184
Accrued compensation	50,291	50,291	71,707	71,707
Other current liabilities	82,407	80,351	81,927	79,100
	732,218	722,725	741,323	729,471

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,420,201	1,444,367	1,466,649	1,488,655
Derivative liability	699,348	699,348	1,210,500	1,210,500
Other deferred liabilities and credits	231,595	234,360	217,208	220,206
	2,351,144	2,378,075	2,894,357	2,919,361

LONG-TERM DEBT
Long-term debt, excluding current portion	1,869,928	1,869,928	1,974,599	1,974,599
Prepaid forward contracts	1,698,366	1,698,366	1,689,644	1,689,644
	3,568,294	3,568,294	3,664,243	3,664,243

MINORITY INTEREST IN SUBSIDIARIES	527,185	528,056	499,306	499,468

PREFERRED SHARES	3,864	3,864	3,864	3,864

COMMON STOCKHOLDERS’ EQUITY (Note 2)
Common Shares, par value $.01 per share	564	564	564	564
Special Common Shares, par value $.01 per share	633	629	—	—
Series A Common Shares, par value $.01 per share	64	64	64	64
Additional paid-in capital	1,819,953	1,819,336	1,823,161	1,822,541
Treasury Shares, at cost	(215,385)	(215,385)	(449,173)	(449,173)
Special Common Shares	(215,385)	(215,385)	—	—
Accumulated other comprehensive income	333,945	331,516	373,505	370,857
Retained earnings	1,541,640	1,550,556	1,442,627	1,451,343
	3,266,029	3,271,895	3,190,748	3,196,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,448,734	$10,472,909	$10,993,841	$11,012,603

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

Prior period earnings per share have been retroactively adjusted to give effect to the new capital structure.  The tables below summarize the unaudited adjusted earnings per share data for the three years ended December 31, 2004 and the quarterly results for 2004 and 2005.  The amounts in the “As Reported” columns include the restatements described in Note 1 - Basis of Presentation.

	Year Ended December 31,
	2004		2003		2002
(As Restated)	As Reported (1)	As Adjusted	As Reported (1)	As Adjusted	As Reported (1)	As Adjusted
Basic Earnings per Share:
Income (loss) from continuing operations	$1.05	$0.53	$0.78	$0.38	$(16.26)	$(8.13)
Discontinued operations	0.11	0.05	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)
Net income (loss) available to common	$1.16	$0.58	$0.55	$0.27	$(16.38)	$(8.19)

Diluted Earnings per Share:
Income (loss) from continuing operations	$1.04	$0.52	$0.77	$0.38	$(16.26)	$(8.13)
Discontinued operations	0.11	0.05	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)
Net income (loss) available to common	$1.15	$0.57	$0.54	$0.27	$(16.38)	$(8.19)

	Quarter Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
(As Restated)	As Reported (1)	As Adjusted	As Reported (1)	As Adjusted	As Reported (1)	As Adjusted	As Reported (1)	As Adjusted
Basic Earnings per Share:
Income (loss) from continuing operations	$0.32	$0.16	$0.65	$0.33	$0.68	$0.34	$(0.60)	$(0.30)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02
Net income (loss) available to common	$0.32	$0.16	$0.65	$0.33	$0.76	$0.38	$(0.56)	$(0.28)

Diluted Earnings per Share:
Income (loss) from continuing operations	$0.32	$0.16	$0.65	$0.32	$0.67	$0.33	$(0.60)	$(0.30)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02
Net income (loss) available to common	$0.32	$0.16	$0.65	$0.32	$0.75	$0.37	$(0.56)	$(0.28)

	Quarter Ended
	March 31, 2005
(As Restated)	As Reported (1)	As Adjusted
Basic Earnings per Share:
Net income available to common	$0.40	$0.20

Diluted Earnings per Share:
Net income available to common	$0.40	$0.20

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

No compensation costs have been recognized for employee stock purchase plans because the purchase price is not less than 85 percent of the fair market value of the stock at the purchase date.  Had compensation cost for all plans been determined consistent with SFAS No. 123, TDS’s net income available to common and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)
Net Income Available to Common
As reported	$97,004	$37,287	$120,003	$55,491
Pro forma expense	(6,283)	(6,054)	(8,519)	(8,602)
Pro forma net income available to common	$90,721	$31,233	$111,484	$46,889

Basic Earnings per Share
As reported	$0.84	$0.33	$1.04	$0.48
Pro forma expense per share	(0.05)	(0.05)	(0.07)	(0.08)
Pro forma basic earnings per share	$0.79	$0.28	$0.97	$0.40

Diluted Earnings per Share
As reported	$0.83	$0.32	$1.03	$0.48
Pro forma expense per share	(0.05)	(0.06)	(0.07)	(0.08)
Pro forma diluted earnings per share	$0.78	$0.26	$0.96	$0.40

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

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements.  SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  TDS does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

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

4.     Income Taxes

The following table summarizes the effective income tax expense (benefit) rates in each of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	(As Restated)		(As Restated)
	2005	2004	2005	2004
Effective Income Tax (Benefit) Rate From:
Operations excluding gain (loss) on investments and gain on assets held for sale	42.0%	38.1%	41.2%	38.8%
Gain (loss) on investments and gain on assets held for sale (1)	—	(41.5)%	35.7%	N/M
Income before income taxes and minority interest	42.0%	38.1%	41.1%	41.0%

N/M – Not Meaningful

(1)   The effective tax rate in the six months ended June 30, 2004 related to the provision for gain on assets held for sale is not meaningful. Because of the impact on the income tax provision of the completion of the sale of assets to AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless LLC, in February 2004, it was necessary for TDS to record a tax provision of $2.8 million at the time of this sale. However, book pretax income in the first six months of 2004 reflected a $725,000 increase attributable to a working capital adjustment on assets held for sale, which was an adjustment of the $22.0 million loss on assets held for sale recorded in the fourth quarter of 2003 when the sale transaction was announced.

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

Net income used in computing earnings per share and the effect on income and the weighted average number of shares and earnings per share of potentially dilutive securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$97,056	$37,338	$120,105	$55,592
Preferred dividend requirement	(52)	(51)	(102)	(101)
Net income available to common used in basic earnings per share	$97,004	$37,287	$120,003	$55,491

Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$97,004	$37,287	$120,003	$55,491
Reduction in Preferred Dividends if Preferred Shares Converted into Common Shares	50	12	100	—
Minority income adjustment (1)	(229)	(147)	(365)	(211)
Net income available to common used in diluted earnings per share	$96,825	$37,152	$119,738	$55,280

Weighted average number of shares of Common Stock used in basic earnings per share (2)	115,224	114,539	115,112	114,437
Effects of Dilutive Securities:
Effects of stock options (2)(3)	582	471	661	506
Conversion of preferred shares (2)(4)	153	39	153	—
Weighted average number of shares of Common Stock used in diluted earnings per share	115,959	115,049	115,926	114,943

Basic Earnings per Share	$0.84	$0.33	$1.04	$0.48

Diluted Earnings per Share	$0.83	$0.32	$1.03	$0.48

(1)   The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)   The numbers of shares of common stock for 2004 has been retroactively adjusted to reflect the stock dividend discussed in Note 2 – Stock Dividend.

(3)   Stock options convertible into 1,091,147 and 861,112 common shares and special common shares were not included in computing diluted earnings per share in the three and six months ended June 30, 2005, respectively, because their effects were antidilutive.  Stock options convertible into 1,366,562 common shares and special common shares in the three and six months ended June 30, 2004 were not included in computing diluted earnings per share because their effects were antidilutive.

(4)   Preferred shares convertible into 109,080 and 148,031 common shares and special common shares were not included in computing diluted earnings per share in the three and six months ended June 30, 2004, respectively, because their effects were antidilutive.

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

Information regarding the fair value of TDS’s marketable equity securities is summarized as follows:

	June 30, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,434,674	$2,960,521
Vodafone Group Plc – 12,945,915 American Depositary Receipts	314,845	354,459
VeriSign, Inc. - 2,361,333 Common Shares	67,912	79,341
Rural Cellular Corporation - 719,396 equivalent Common Shares	3,776	4,482
Other	1	1
Aggregate fair value	2,821,208	3,398,804
Accounting cost basis, as adjusted	1,543,677	1,543,677
Gross unrealized holding gains	1,277,531	1,855,127
Equity method unrealized gains	543	261
Deferred income tax (expense)	(503,953)	(732,179)
Minority share of unrealized holding gains	(10,630)	(13,987)
Unrealized holding gains, net of tax and minority share	763,491	1,109,222
Derivative instruments, net of tax and minority share	(431,975)	(738,365)
Accumulated other comprehensive income	$331,516	$370,857

TDS recorded dividend income on its Deutsche Telekom investment of $105.7 million, before taxes, in the second quarter of 2005.  Deutsche Telekom did not pay a dividend in 2004.

8.     Goodwill

TDS has substantial amounts of goodwill as a result of the acquisition of wireless markets, and the acquisition of operating telephone companies. The changes in goodwill for the six months ended June 30, 2005 and 2004, are detailed in the table below. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom
(Dollars in thousands)	Cellular	ILEC	CLEC (1)	Other (2)	Total
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Balance December 31, 2004	$445,212	$395,894	$—	$2,281	$843,387
Acquisitions	150	—	—	—	150
Other Adjustments	(10)	—	—	—	(10)
Balance June 30, 2005	$445,352	$395,894	$—	$2,281	$843,527

Balance December 31, 2003	$449,550	$395,894	$29,440	$33,181	$908,065
Acquisitions	3,649	—	—	—	3,649
Other	(651)	—	—	—	(651)
Balance June 30, 2004	$452,548	$395,894	$29,440	$33,181	$911,063

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

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(as restated)	(as restated)	(as restated)	(as restated)
	(Dollars in thousands)
Results of operations
Revenues	$831,000	$807,000	$1,615,000	$1,512,000
Operating expenses	579,000	561,000	1,123,000	1,059,000
Operating income	252,000	246,000	492,000	453,000
Other income (expense), net	7,000	(9,000)	14,000	(8,000)
Net Income	$259,000	$237,000	$506,000	$445,000

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

12.   Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate certain leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also required to return certain leased retail store premises and office space to their pre-existing conditions.  U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability, which is included in Other deferred liabilities and credits on the Consolidated Balance Sheets, and related asset retirement obligation expense, reflected in Depreciation, amortization and accretion expense in the Consolidated Statements of Operations.  The asset retirement obligation, included in Other deferred liabilities and credits, calculated in accordance with the provisions of SFAS No. 143 at June 30, 2005 was $78.1 million.

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

The table below summarizes the changes in asset retirement obligations during the six months ended June 30, 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated
	(As Restated)		(As Restated)
	(Dollars in thousands)
Beginning Balance – December 31, 2004	$72,575	$65,000	$137,575
Additional liabilities accrued	3,223	2,851	6,074
Accretion expense	2,282	—	2,282
Costs of removal incurred in 2005	—	(431)	(431)
Ending Balance – June 30, 2005	$78,080	$67,420	$145,500

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

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $121.2 million at June 30, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2005 is $31.5 million, and is included in the Consolidated Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $89.7 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

In the first quarter of 2005, TDS adjusted the previously reported gain related to its sale to ALLTEL of certain wireless properties on November 30, 2004.  The adjustment increased the total gain on investment from this transaction by $0.5 million due to a working capital adjustment which was finalized in the first six months of 2005 related to the entities sold in which TDS previously owned a non-controlling investment interest.

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

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$1,109,222	$732,904
Add (deduct):
Unrealized loss on marketable equity securities	(577,596)	(120,300)
Income tax benefit	228,226	46,677
	(349,370)	(73,623)
Unrealized gain (loss) of equity method companies	282	135
Minority share of unrealized loss	3,357	3,412
Net change in unrealized loss on marketable equity securities in comprehensive income	(345,731)	(70,076)
Balance, end of period	$763,491	$662,828

Derivative Instruments
Balance, beginning of period	$(738,365)	$(438,086)
Add (deduct):
Unrealized loss on derivative instruments	511,105	124,206
Income tax benefit	(202,091)	(48,475)
	309,014	75,731
Minority share of unrealized loss	(2,624)	(2,671)
Net change in unrealized loss on derivative instruments included in comprehensive income	306,390	73,060
Balance, end of period	$(431,975)	$(365,026)

Accumulated Other Comprehensive Income
Balance, beginning of period	$370,857	$294,818
Net change in marketable equity securities	(345,731)	(70,076)
Net change in derivative instruments	306,390	73,060
Net change in unrealized gain (loss) included in comprehensive income	(39,341)	2,984
Balance, end of period	$331,516	$297,802

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands)
Comprehensive Income
Net Income	$97,056	$37,338	$120,105	$55,592
Net change in unrealized gain (loss) included in comprehensive income	(33,771)	(25,673)	(39,341)	2,984
	$63,285	$11,665	$80,764	$58,576

18.   Business Segment Information

Financial data for TDS’s business segments for each of the three and six month periods ended or at June 30, 2005 and 2004 are as follows.  TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

	U.S. Cellular			Other (3)	Other Reconciling Items (1)	Total
Three Months Ended or At		TDS Telecom
June 30, 2005 (As Restated)		ILEC	CLEC
(Dollars in thousands)
Operating revenues	$741,965	$164,379	$60,772	$7,455	$(4,712)	$969,859
Cost of services and products	264,049	42,894	26,392	4,938	(673)	337,600
Selling, general and administrative expense	284,209	44,764	29,993	1,430	(4,039)	356,357
Operating income before depreciation, amortization and accretion (2)	193,707	76,721	4,387	1,087	—	275,902
Depreciation, amortization and accretion expense	126,784	33,582	7,522	687	—	168,575
Operating income (loss)	66,923	43,139	(3,135)	400	—	107,327
Other items:
Investment income	17,825	175	—	—	188	18,188
Marketable equity securities	251,115	—	—	—	2,570,093	2,821,208
Investment in unconsolidated entities	161,239	20,071	—	—	24,630	205,940
Total assets	5,206,919	1,691,557	148,290	26,442	3,399,701	10,472,909
Capital expenditures	$143,782	$18,718	$7,322	$1,063	$1,733	$172,618

	U.S. Cellular			Other (3)	Other Reconciling Items (1)	Total
Three Months Ended or At		TDS Telecom
June 30, 2004 (As Restated)		ILEC	CLEC
(Dollars in thousands)
Operating revenues	$705,590	$163,611	$57,245	$6,133	$(3,493)	$929,086
Cost of services and products	255,942	39,242	23,514	4,118	(335)	322,481
Selling, general and administrative expense	265,623	43,111	30,855	1,127	(3,158)	337,558
Operating income before depreciation, amortization, accretion and gain on assets held for sale(2)	184,025	81,258	2,876	888	—	269,047
Depreciation, amortization and accretion expense	122,228	32,425	9,737	619	—	165,009
(Gain) on assets held for sale	(582)	—	—	—	—	(582)
Operating income (loss)	62,379	48,833	(6,861)	269	—	104,620
Other items:
Investment income	16,297	175	—	—	(4)	16,468
(Loss) on investments	(1,830)	—	—	—	—	(1,830)
Marketable equity securities	229,712	—	—	—	2,422,401	2,652,113
Investment in unconsolidated entities	183,020	19,955	—	—	24,749	227,724
Total assets	5,238,098	1,840,015	235,824	23,120	3,162,091	10,499,148
Capital expenditures	$162,444	$26,961	$8,596	$795	$1,353	$200,149

	U.S. Cellular			Other (3)	Other Reconciling Items (1)	Total
Six Months Ended or At		TDS Telecom
June 30, 2005 (As Restated)		ILEC	CLEC
(Dollars in thousands)
Operating revenues	$1,453,036	$326,222	$120,039	$15,263	$(8,914)	$1,905,646
Cost of services and products	529,768	86,633	50,516	10,487	(1,180)	676,224
Selling, general and administrative expense	562,539	88,022	59,255	2,846	(7,734)	704,928
Operating income before depreciation, amortization and accretion (2)	360,729	151,567	10,268	1,930	—	524,494
Depreciation, amortization and accretion expense	254,277	67,846	14,825	1,375	—	338,323
Operating income (loss)	106,452	83,721	(4,557)	555	—	186,171
Other items:
Investment income	32,265	350	—	—	327	32,942
Gain (loss) on investments	551	(51)	—	—	—	500
Marketable equity securities	251,115	—	—	—	2,570,093	2,821,208
Investment in unconsolidated entities	161,239	20,071	—	—	24,630	205,940
Total assets	5,206,919	1,691,557	148,290	26,442	3,399,701	10,472,909
Capital expenditures	$256,557	$34,860	$11,536	$1,978	$2,474	$307,405

	U.S. Cellular			Other (3)	Other Reconciling Items (1)	Total
Six Months Ended or At		TDS Telecom
June 30, 2004 (As Restated)		ILEC	CLEC
(Dollars in thousands)
Operating revenues	$1,358,765	$322,812	$111,981	$12,393	$(6,767)	$1,799,184
Cost of services and products	515,368	76,993	43,561	8,334	(696)	643,560
Selling, general and administrative expense	516,416	86,598	60,345	2,323	(6,071)	659,611
Operating income before depreciation, amortization, accretion and gain on assets held for sale (2)	326,981	159,221	8,075	1,736	—	496,013
Depreciation, amortization and accretion expense	236,246	64,972	18,748	1,240	—	321,206
(Gain) on assets held for sale	(725)	—	—	—	—	(725)
Operating income (loss)	91,460	94,249	(10,673)	496	—	175,532
Other items:
Investment income	30,081	350	—	—	164	30,595
(Loss) on investments	(1,830)	—	—	—	—	(1,830)
Marketable equity securities	229,712	—	—	—	2,422,401	2,652,113
Investment in unconsolidated entities	183,020	19,955	—	—	24,749	227,724
Total assets	5,238,098	1,840,015	235,824	23,120	3,162,091	10,499,148
Capital expenditures	$263,903	$44,577	$15,052	$1,388	$2,372	$327,292

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

(3) Represents Suttle Straus.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands)
Total operating income from reportable and other segments	$107,327	$104,620	$186,171	$175,532
Total Investment and other income (expense)	75,844	(31,077)	43,207	(61,391)
Income before income taxes and minority interest	$183,171	$73,543	$229,378	$114,141

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS) is a diversified telecommunications company providing high-quality telecommunications services to approximately 6.4 million wireless telephone customers and wireline telephone equivalent access lines.  TDS conducts substantially all of its wireless telephone operations through its 81.5%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and its 80%-owned commercial printing and distribution operations through its 80%-owned subsidiary, Suttle Straus, Inc.

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

The restatement adjustments principally correct items that were recorded in the financial statements previously but not in the proper periods and certain income tax, interest income and consolidation errors. Correction of the errors, with the exception of income taxes discussed below, individually did not have a impact on income before income taxes and minority interest, net income or earnings per share; however, when aggregated, the items were considered to be material. The restatement adjustments to correct income tax accounting had a material impact individually on net income and earnings per share in prior periods. The restated financial statements are adjusted to record certain obligations in the periods such obligations were incurred, correct the timing of the reversal of certain tax liabilities, correct the consolidation of an 80% owned subsidiary, and record revenues in the periods such revenues were earned.  The adjustments are described below.

•      Income taxes – In the restatement, TDS corrected its income tax expense, federal and state taxes payable, liabilities accrued for tax contingencies, deferred income tax assets and liabilities and related disclosures for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002 for items identified based on a reconciliation of income tax accounts.  The reconciliation compared amounts used for financial reporting purposes to the amounts used in the preparation of the income tax returns, and took into consideration the results of federal and state income tax audits and the resulting book/tax basis differences which generate deferred tax assets and liabilities.  In addition, a review of the state deferred income tax rates used to establish deferred income tax assets and liabilities identified errors in the state income tax rate used which resulted in adjustments to correct the amount of deferred income tax assets and liabilities recorded for temporary differences between the timing of when certain transactions are recognized for financial and income tax reporting.

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

•      Operations of consolidated partnerships managed by a third party – Historically, U.S. Cellular recorded the results of operations of certain consolidated partnerships managed by a third party on an estimated basis, and adjusted such estimated results to the actual results upon receipt of financial statements in the following quarter. However, GAAP requires that actual amounts be used. In the restatement, TDS has corrected its financial statements to recognize results of operations in the appropriate period based on the partnerships’ actual results of operations reported for such period.

•      Investment income from entities accounted for by the equity method – Historically, U.S. Cellular recorded an estimate each quarter of its proportionate share of net income (loss) from certain entities accounted for by the equity method, and adjusted such estimate to the actual share of net income (loss) upon receipt of financial statements in the following quarter. However, GAAP requires that actual amounts be used.  In the restatement, TDS has corrected its financial statements to recognize investment income in the appropriate period based on the entities’ actual net income (loss) reported for such periods.

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

•      Interest income – In the restatement, TDS corrected its accounting for recording interest income earned by its subsidiaries through a cash management agreement for the first and second quarters of 2005 and the years ended December 31, 2004, 2003 and 2002.  TDS subsidiaries participating in the cash management agreement had not recorded an accrual to increase cash and interest income for their portion of the interest income earned.  The correcting entries increased cash and interest income for each period presented.

•      Other items – In addition to the adjustments described above, TDS recorded a number of other adjustments to correct and record revenues and expenses in the periods in which such revenues and expenses were earned or incurred. These adjustments were not significant, either individually or in aggregate.

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$184,273	$81,850	$226,216	$125,195
Federal universal service fund contributions	(1,224)	(1,704)	(2,655)	(113)
Customer contract termination fees	124	(84)	3,592	(235)
Leases and contracts	(133)	(847)	2,105	(1,244)
Promotion rebates	—	—	(446)	—
Operations of consolidated partnerships managed by a third party	935	(1,064)	481	(794)
Investment income from entities accounted for by the equity method	1,667	(2,064)	2,189	(2,568)
Revenue and cost of service accruals	—	(2,536)	—	(5,702)
Interest income	93	50	571	(66)
Other items	(2,564)	(58)	(2,675)	(332)
Total adjustment	(1,102)	(8,307)	3,162	(11,054)
Income Before Income Taxes and Minority Interest, as restated	$183,171	$73,543	$229,378	$114,141

The table below summarizes the net income and earnings per share impacts from the restatement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share	Net Income (loss)	Diluted Earnings Per Share
As previously reported	$99,361	$0.85	$41,394	$0.36	$119,906	$1.03	$61,126	$0.53
Federal universal service fund contributions	(576)	(0.01)	(816)	(0.01)	(1,254)	(0.01)	(54)	—
Customer contract termination fees	56	—	(38)	—	1,646	0.01	(108)	—
Leases and contracts	(61)	—	(434)	—	1,049	0.01	(590)	(0.01)
Promotion rebates	—	—	—	—	(204)	—	—	—
Operations of consolidated partnerships managed by a third party	336	—	(389)	—	172	—	(291)	—
Investment income from entities accounted for by the equity method	820	0.01	(1,025)	(0.01)	1,078	0.01	(1,275)	(0.02)
Revenue and cost of service accruals	—	—	(1,534)	(0.02)	—	—	(3,449)	(0.03)
Income taxes	(394)	—	174	—	(34)	—	424	0.01
Interest income	56	—	30	—	345	—	(40)	—
Other items	(2,542)	(0.02)	(24)	—	(2,599)	(0.02)	(151)	—
Total adjustment	(2,305)	(0.02)	(4,056)	(0.04)	199	—	(5,534)	(0.05)
As restated	$97,056	$0.83	$37,338	$0.32	$120,105	$1.03	$55,592	$0.48

The table below summarizes the effects of consolidating Suttle Straus, Inc. and recording certain intercompany eliminations as previously discussed.

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Adjustment for Suttle Straus	Intercompany Eliminations	Adjustment for Suttle Straus	Intercompany Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$7,455	$(3,235)	$15,263	$(6,176)
Operating Expenses
Cost of service and products	4,938	309	10,487	599
Selling, general and administrative	1,430	(3,544)	2,846	(6,775)
Depreciation, amortization and accretion	687	—	1,375	—
Total Operating Expenses	7,055	(3,235)	14,708	(6,176)

Operating Income	400	—	555	—

Other income (expense), net	(400)	—	(555)	—

Total Investment and Other Income (Expense)	(400)	—	(555)	—
Income Before Income Taxes and Minority Interest	$—	$—	$—	$—

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Adjustment for Suttle Straus	Intercompany Eliminations	Adjustment for Suttle Straus	Intercompany Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$6,133	$(2,558)	$12,393	$(4,839)
Operating Expenses
Cost of service and products	4,118	202	8,334	423
Selling, general and administrative	1,127	(2,760)	2,323	(5,262)
Depreciation, amortization and accretion	619	—	1,240	—
Total Operating Expenses	5,864	(2,558)	11,897	(4,839)

Operating Income	269	—	496	—

Other income (expense), net	(269)	—	(496)	—

Total Investment and Other Income (Expense)	(269)	—	(496)	—
Income Before Income Taxes and Minority Interest	$—	$—	$—	$—

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

U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies.  To that end, U.S. Cellular launched commercial service in three metropolitan markets — Lincoln, Nebraska; Oklahoma City, Oklahoma; and Portland, Maine — during the second half of 2004 and in the St. Louis, Missouri market during the third quarter of 2005.

U.S. Cellular’s operating income in the six months ended June 30, 2005 increased $15.0 million, or 16%, to $106.5 million from $91.5 million in 2004.  The operating income margins (as a percent of service revenues) were 7.8% in 2005 and 7.2% in 2004.  Although operating income and margins improved in 2005, TDS expects that there will be continued pressure on U.S. Cellular’s operating income and margins in the next few years related to the following factors:

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

•      expansion of revenues from additional customers, data-related products and services and newly launched markets; and

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

TDS Telecom’s operating income in the six months ended June 30, 2005 decreased $4.4 million, or 5%, to $79.2 million from $83.6 million in 2004. The operating income margins were 17.9% in 2005 and 19.3% in 2004. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2005 primarily through the increase in penetration of existing markets by its competitive local exchange operations.  Costs increased to accommodate additional customers and services contributed to the net decrease in the operating income margin.

See “TDS Telecom Operations.”

Financing Initiatives

TDS and its subsidiaries had cash and cash equivalents totaling $1,135.8 million, $1,246.4 million of revolving credit facilities available for use and an additional $75 million of bank lines of credit as of June 30, 2005. TDS and its subsidiaries are also generating substantial cash flows from operations. Cash flows from operating activities totaled $518.4 million in the six months ended June 30, 2005. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets.  TDS believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures for the foreseeable future.  TDS continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

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

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, the Federal Financing Bank (“FFB”), and the Rural Telephone Finance Cooperative (“RTFC”). Interest paid with this repayment totaled $0.8 million and prepayment penalties were $1.2 million.  Unamortized debt issuance costs related to the notes totaling $0.3 million were expensed and included in other income (expense), net in the Statements of Operations.  The RUS, RTB, FFB and RTFC debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 6.2%.  The RUS, RTB and FFB are agencies of the United States Department of Agriculture, and the RTFC is a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating Revenues increased $106.4 million, or 6%, to $1,905.6 million during the six months ended June 30, 2005 from $1,799.2 million during the six months ended June 30, 2004, primarily as a result of a 10% increase in customers and equivalent access lines served.  U.S. Cellular’s operating revenues increased $94.2 million, or 7%, to $1,453.0 million in 2005 from $1,358.8 million in 2004 as customers served increased by 543,000, or 12%, since June 30, 2004, to 5,227,000.  Of the 12% increase in customers since June 30, 2004, 570,000 were added through U.S. Cellular’s marketing (including reseller) channels while 27,000 net customers were subtracted as a result of divestiture activities, primarily the divestiture to ALLTEL in November of 2004. TDS Telecom’s operating revenues increased $10.6 million, or 3%, to $443.5 million in 2005 from $432.9 million in 2004 as equivalent access lines increased by 55,900 or 5%, since June 30, 2004, to 1,177,100.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $95.8 million, or 6%, to $1,719.5 million in 2005 from $1,623.7 million in 2004 primarily reflecting growth in operations. U.S. Cellular’s operating expenses increased $79.3 million, or 6%, to $1,346.6 million in 2005 from $1,267.3 million in 2004 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base. TDS Telecom’s expenses increased $15.1 million, or 4%, to $364.4 million in 2005 from $349.3 million in 2004 primarily reflecting increased cost of goods sold for digital subscriber lines and long distance services, and costs related to additional competitive local exchange carrier customers.

Operating Income increased $10.7 million, or 6%, to $186.2 million in 2005 from $175.5 million in 2004.  The operating margin was 9.8% in both 2005 and 2004 on a consolidated basis.  U.S. Cellular’s operating income increased $15.0 million, or 16%, to $106.5 million from $91.5 million in 2004 and its operating margin, as a percentage of service revenues, increased to 7.8% in 2005 from 7.2% in 2004.  TDS Telecom’s operating income decreased $4.4 million, or 5%, to $79.2 million in 2005 from $83.6 million in 2004 and its operating margin decreased to 17.8% in 2005 from 19.3% in 2004.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments and interest expense.  Investment and other income (expense) totaled $43.2 million in 2005 and $(61.4) million in 2004.

Investment income increased $2.3 million, or 8%, to $32.9 million in 2005 from $30.6 million in 2004.  Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting.  Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005.

Interest and dividend income increased $119.1 million to $127.2 million in 2005 from $8.1 million in 2004 primarily due to a dividend paid from Deutsche Telekom and higher average rates of interest earned on investments in 2005 than 2004.  The Deutsche Telekom dividend was for EUR 0.62 per share in April 2005. TDS recorded dividend income of $105.7 million, before taxes, in the second quarter of 2005.  Deutsche Telekom did not pay a dividend in 2004.

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

Other income (expense), net totaled $(11.0) million in 2005 and $(3.0) million in 2004.  In 2005, TDS Telecom recorded prepayment penalties and unamortized debt issuance costs write offs of $2.2 million on the repayment of long-term debt in March and June.  In 2005, TDS incurred $2.9 million of expenses from the Special Common Share proposal and stock dividend described in Note 2 to the financial statements of this Form 10-Q/A.

Income Tax Expense increased $47.7 million, or 102%, to $94.4 million in 2005 from $46.7 million in 2004 primarily due to higher pretax income in 2005, partially offset by a $2.8 million provision in 2004 recorded upon the completion of the sale of assets by U.S. Cellular to AT&T Wireless in February 2004. The effective tax rate was 41.1% in 2005 and was 41.0% in 2004. For further analysis and discussion of TDS’s effective tax rates in 2005 and 2004, see Note 4 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Minority Share of (Income) Loss
Minority Public Shareholders’	$(10,562)	$(7,846)
Minority Shareholders’ or Partners’	(4,219)	(3,939)
	(14,781)	(11,785)
Other	(117)	(24)
	$(14,898)	$(11,809)

Net Income Available to Common totaled $120.0 million, or $1.03 per diluted share, in 2005 and $55.5 million, or $0.48 per diluted share, in 2004, as adjusted for the effects of the Special Common Share stock dividend.  See Note 2 — Stock Dividend for adjustment discussion.

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

(1)       U.S. Cellular owns a controlling interest in each of these markets.  This includes a controlling interest in one license that U.S. Cellular purchased from Cingular Wireless LLC (“Cingular”) on April 1, 2005.

(2)       U.S. Cellular owns rights to acquire controlling interests in 29 additional wireless licenses.  Of the 29 licenses, 20 result from an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular, which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. The remaining 9 licenses relate to Carroll Wireless, L.P. (“Carroll Wireless”), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes.  Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Of the 17 licenses for which Carroll Wireless was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets.  Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.

(3)       Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(4)       Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Six Months Ended or At June 30,
	2005	2004
	(As Restated)	(As Restated)
As of June 30, (1a)
Total market population (2)	44,690,000	45,581,000
Customers (3)	5,227,000	4,684,000
Market penetration (4)	11.70%	10.28%
Total full-time equivalent employees	7,000	6,350
Cell sites in service	5,034	4,420
For the Six Months Ended June 30, (1b)
Net customer additions (5)	276,000	333,000
Net retail customer additions (5)	204,000	248,000
Average monthly service revenue per customer (6)	$44.52	$46.55
Postpay churn rate per month (7)	1.5%	1.4%
Sales and marketing cost per gross customer addition (8)	$425	$382

(1a)   Amounts in 2005 include the market acquired from Cingular in April 2005, and do not include (i) the six markets sold to AT&T Wireless in February 2004, or (ii) the two markets sold to ALLTEL in November 2004. Amounts in 2004 do not include the market acquired from Cingular in April 2005 or the six markets sold to AT&T Wireless in February 2004.

(1b)   Amounts in 2005 include the results of the market acquired from Cingular in April 2005 from April 1, 2005 through June 30, 2005 and do not include (i) the results of the six markets sold to AT&T Wireless in February 2004 for the entire period or (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period.  Amounts in 2004 include (i) the results of the six markets sold to AT&T Wireless in February 2004 from January 1, 2004 through February 17, 2004, and (ii) the results of the two markets sold to ALLTEL in November 2004 for the entire period.

(2)   Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes.  As of June 30, 2005, such population includes the total market population of the market acquired from Cingular in April 2005.  As of June 30, 2004, such population includes one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as of January 1, 2004. This market was subsequently sold in November 2004 and is therefore not included at June 30, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular’s consolidated customer base as of June 30, 2005 or 2004.  The total market population of the two markets sold to ALLTEL in November 2004 is not included in the amounts for 2005, as the customers sold to ALLTEL are not included in U.S. Cellular’s consolidated customer base as of June 30, 2005, but such total market population and customer are included as of June 30, 2004.  The population of markets in which U.S. Cellular has deferred the transfer of licenses from AT&T Wireless are not included in the total population for any period, nor are the population of markets for which Carroll Wireless was the winning bidder in the FCC’s Auction 58.

(3)   U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2005	2004
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,426,000	4,128,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	539,000	400,000
Total postpay customer base	4,965,000	4,528,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	262,000	156,000
Total customers	5,227,000	4,684,000

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

(5)     “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base, excluding net reseller customers added to its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisition or divestiture activity. Full-year 2005 estimates for U.S. Cellular’s net retail customer additions are included in the overall discussion of full-year 2005 estimates under “Operating Income.”

(6)     U.S. Cellular uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
Service Revenues per Consolidated Statements of Operations	$1,363,385	$1,270,733
Divided by average customers during period (000s) *	5,104	4,550
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$44.52	$46.55

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

(8)     For a discussion of the components of this calculation, see “Operating Expenses — Selling, General and Administrative.”

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

Operating revenues increased $94.2 million, or 7%, to $1,453.0 million in 2005 from $1,358.8 million in 2004.

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$1,204,326	$1,104,478
Inbound roaming	65,188	87,216
Long-distance and other service revenues	93,871	79,039
Service Revenues	1,363,385	1,270,733
Equipment sales	89,651	88,032
	$1,453,036	$1,358,765

Service revenues increased $92.7 million, or 7%, to $1,363.4 million in 2005 from $1,270.7 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues was primarily due to the growing number of retail customers.  Monthly service revenue per customer averaged $44.52 in the first six months of 2005, and $46.55 in the first six months of 2004.  See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $99.8 million, or 9%, to $1,204.3 million in 2005 from $1,104.5 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenues from data products and services were the primary reasons for the increase in retail service revenue.  The number of customers increased 12% to 5,227,000 at June 30, 2005, from 4,684,000 at June 30, 2004.  Of the 12% increase in customers since June 30, 2004, 570,000 were added through U.S. Cellular’s marketing (including reseller) distribution channels while 27,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestiture to ALLTEL in November 2004.

Revenues from data products and services increased to $59.7 million in 2005 from $25.2 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets.  Also, amounts billed to customers to recover the cost of contributions to the USF and costs related to other federal mandates such as E-911 capability and wireless number portability increased $21.1 million in the first half of 2005.

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

The impact on retail service revenue of the increase in average monthly retail minutes of use was offset by a decrease in average revenue per minute of use in 2005.  The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans.  Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 12% at June 30, 2004 to 15% at June 30, 2005.  As a result of the above factors, average monthly retail service revenue per customer decreased 3% to $39.32 in 2005 from $40.46 in 2004.  U.S. Cellular anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Inbound roaming revenues decreased $22.0 million, or 25%, to $65.2 million in 2005 from $87.2 million in 2004.  The decrease in revenue primarily related to the decrease in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use.  The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates. The increase in inbound roaming minutes of use was primarily driven by the overall growth in the number of customers throughout the wireless industry.

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

Long-distance and other service revenues increased $14.9 million, or 19%, to $93.9 million in 2005 from $79.0 million in 2004.  The increase primarily reflected a $14.6 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds.  Of this amount, $5.1 million represented a one-time reimbursement paid to U.S. Cellular related to filings for prior periods; this effect was mostly offset by a $4.4 million one-time reduction in reimbursements which U.S. Cellular had previously received but related to a time period before it had become eligible to receive such reimbursements.  In the first half of 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the first half of 2004.

Equipment sales revenues increased $1.7 million, or 2%, to $89.7 million in 2005 from $88.0 million in 2004.  U.S. Cellular’s equipment sales revenues include revenues from sales of handsets and related accessories to both new and current customers, as well as revenues from the sales of handsets to agents. U.S. Cellular sells handsets to its agents at a price approximately equal to U.S. Cellular’s cost, before applying any rebates. Selling handsets to agents enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers.

The total cost of equipment sold increased $13.7 million, or 6%, to $244.1 million in 2005 from $230.4 million in 2004.  Equipment sales revenues have grown less significantly than the total cost of equipment sold due to the continued substantial discounting of handsets for new customers as well as those customers who renew service with U.S. Cellular.  This trend is occurring throughout the wireless industry.

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

Operating expenses increased $79.3 million, or 6%, to $1,346.6 million in 2005 from $1,267.3 million in 2004.

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation,
amortization and accretion included below)	$285,709	$284,945
Cost of equipment sold	244,059	230,423
Selling, general and administrative	562,539	516,416
Depreciation, amortization and accretion	254,277	236,246
Gain on assets held for sale	—	(725)
	$1,346,584	$1,267,305

System operations expenses (excluding depreciation, amortization and accretion) increased $0.8 million, or less than 1%, to $285.7 million in 2005 from $284.9 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The components of system operations expenses were as follows:

•      maintenance, utility and cell site expenses increased $13.4 million, or 15%, primarily driven by a 14% increase in the number of cell sites within U.S. Cellular’s network, to 5,034 in 2005 from 4,420 in 2004, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also by launching operations in new markets;

•      the cost of network usage on U.S. Cellular’s systems increased $13.6 million, or 14%, as total minutes used on U.S. Cellular’s systems increased 35% in 2005, partially offset by the ongoing reduction in the per-minute cost of usage on U.S. Cellular’s network; and

•      expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $26.2 million, or 26%.  Factors contributing to the decline included: 1) reductions in cost per minute, primarily resulting from the ongoing decline in negotiated roaming rates; 2) the availability of U.S. Cellular’s network in markets launched in 2004 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and 3) the sales of markets to AT&T Wireless and ALLTEL in 2004, which eliminated the roaming costs previously incurred by those markets’ customers.

In total, U.S. Cellular expects system operations expenses to increase over the next few years, driven by the following factors:

•      increases in the number of cell sites within U.S. Cellular’s network as it continues to add capacity and enhance quality in all markets, and continues development activities in new markets; and

•      increases in minutes of use, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks. As the recently launched markets have historically been among U.S. Cellular’s customers’ most popular roaming destinations, U.S. Cellular anticipates that the continued integration of these markets into its operations will result in a further increase in minutes of use by U.S. Cellular’s customers on its network and a corresponding decrease in minutes of use by its customers on other carriers’ networks, resulting in a lower overall increase in minutes of use by U.S. Cellular’s customers on other carriers’ networks. Such a shift in minutes of use should reduce U.S. Cellular’s per-minute cost of usage in the future.

Cost of equipment sold increased $13.7 million, or 6%, to $244.1 million in 2005 from $230.4 million in 2004. The change was primarily due to an increase in the total cost of handsets provided to customers for retention purposes, as the number of retention transactions increased only slightly in 2005 and the number of gross customer activations from marketing channels increased less than 1%.  In addition, the overall cost per handset increased slightly in the first six months of 2005 as more customers purchased higher priced, data-enabled handsets which increasingly include other value-added features such as cameras. Data-enabled handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services.

Selling, general and administrative expenses increased $46.1 million, or 9%, to $562.5 million in 2005 from $516.4 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 12% increase in U.S. Cellular’s customer base and a 10% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

•      a $10.3 million increase in expenses related to  USF contributions, driven by  increases in retail service revenues, upon which payments into the fund are based, and specified contribution rates. Most of these payments are offset by increases in retail service revenues for amounts passed through to customers;

•      a $10.1 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•      a $7.2 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005;

•      an $8.0 million decrease in bad debt expense, primarily attributable to the improvement in U.S. Cellular’s collections of outstanding accounts receivable in 2005; and

•      a $4.3 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies; such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services.

Sales and marketing cost per gross customer activation increased 11% to $425 in 2005 from $382 in 2004, primarily due to increased handset subsidies, sales employee-related expenses and advertising expenses, partially offset by a decrease in commissions and agent-related payments.  U.S. Cellular uses this measurement to assess both the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$244,661	$226,010
Cost of equipment sold to new customers (2)	183,959	162,326
Less equipment sales revenue from new customers (3)	(103,149)	(97,383)
Total costs	$325,471	$290,953
Gross customer activations (000s) (4)	766	762
Sales and marketing cost per gross customer activation	$425	$382

(1)  Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$562,539	$516,416
Less expenses related to serving and retaining customers	(317,878)	(290,406)
Selling, general and administrative expenses related to the acquisition of new customers	$244,661	$226,010

(2)  Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cost of equipment sold as reported	$244,059	$230,423
Less cost of equipment sold related to the retention of current customers	(60,100)	(68,097)
Cost of equipment sold to new customers	$183,959	$162,326

(3)  Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Equipment sales revenue as reported	$89,651	$88,032
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,103)	(12,927)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	25,601	22,278
Equipment sales revenues from new customers	$103,149	$97,383

(4)  Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 5% to $12.78 in 2005 from $13.47 in 2004. U.S. Cellular uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$562,539	$516,416
Less selling, general and administrative expenses related to the acquisition of new customers	(244,661)	(226,010)
Add cost of equipment sold related to the retention of current customers	60,100	68,097
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,103)	(12,927)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	25,601	22,278

Net cost of serving and retaining customers	$391,476	$367,854
Divided by average customers during period (000s) (2)	5,104	4,550
Divided by six months in each period	6	6

Average monthly general and administrative expenses per customer	$12.78	$13.47

(1)  These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)  Average customers for the six month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $18.1 million, or 8%, to $254.3 million in 2005 from $236.2 million in 2004. The majority of the increase reflects a $20.3 million, or 10%, increase in depreciation expense, primarily driven by rising average fixed asset balances, which increased 12% in 2005.  Increased fixed asset balances in 2005 resulted from the following factors:

•      the addition of 614 cell sites to U.S. Cellular’s network since June 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•      the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

•      $6.3 million of writeoffs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•      $3.6 million of writeoffs of certain Time Division Multiple Access (“TDMA”) digital radio equipment related to its disposal or consignment for future sale. This writedown was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

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

Amortization expense decreased $2.7 million, or 12%, to $19.2 million in 2005 from $22.0 million in 2004, primarily representing a $2.4 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002.  Customer list intangible assets are amortized using the declining balance method, which results in declining amortization expense each year.

(Gain) loss on assets held for sale for the first six months of 2004 includes a gain of $725,000, which primarily represents a $582,000 reduction of loss on assets held for sale recorded originally in the fourth quarter of 2003 on the sale of wireless properties in southern Texas to AT&T Wireless which was completed in February 2004.

Operating Income

Operating income increased $15.0 million, or 16%, to $106.5 million in 2005 from $91.5 million in 2004. The operating income margins (as a percent of service revenues) were 7.8% in 2005 and 7.2% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, and lower system operations expenses as a percent of service revenues, partially offset by the following factors:

•      increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;

•      increased depreciation expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network;

•      increased equipment subsidies, primarily due to the increase in the per unit discount for handsets sold to new customers as well as to current customers for retention purposes; and

•      increased minutes of use and cell sites in service.

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

The following estimates of full-year 2005 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer activations include the impact of commercially launching service in the St. Louis market during the third quarter of 2005. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty.  The following estimates were updated by U.S. Cellular on July 27, 2005 and continue to represent U.S. Cellular’s views as of the date of filing the original Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS and U.S. Cellular undertake no duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results	2004 Actual Results
(As Restated)
Service revenues	$ +/- 2.8 billion	$2.62 billion
Depreciation, amortization and accretion expenses	$530 million	$498.2 million
Operating income	$180-220 million	$183.3 million
Net retail customer activations	475,000 - 525,000	464,000

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

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands) (As Restated)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$326,222	$322,812
Operating Expenses	242,501	228,563
Operating Income	83,721	94,249

Competitive Local Exchange Carrier Operations
Operating Revenues	120,039	111,981
Operating Expenses	124,596	122,654
Operating (Loss)	(4,557)	(10,673)

Intercompany revenue elimination	(2,738)	(1,928)
Intercompany expense elimination	(2,738)	(1,928)

TDS Telecom Operating Income	$79,164	$83,576

Operating income decreased $4.4 million, or 5%, to $79.2 million in the six months ended June 30, 2005 from $83.6 million in 2004.

The following forward-looking information with respect to anticipated operating revenues, operating income and operating losses was updated by TDS Telecom on July 27, 2005 and continues to represent TDS’s views as of the date of filing of the original Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results	2004 Actual Results
(As Restated)
Incumbent Local Exchange Operations:
Revenues	$655-665 million	$658.3 million
Depreciation, amortization and accretion expenses	$135 million	$131.7 million
Operating income	$170-180 million	$183.2 million

Competitive Local Exchange Operations:
Revenues	$235-245 million	$226.3 million
Depreciation, amortization and accretion expenses	$30 million	$38.3 million
Operating income (loss)	$(15)-(10) million	$(146.1) million

Incumbent Local Exchange Carrier Operations

Operating revenues increased $3.4 million, or 1%, to $326.2 million in the six months ended June 30, 2005 from $322.8 million in 2004, primarily due to higher digital subscriber line and long distance subscribers.  The increase was impacted by fewer physical access lines and dial-up Internet customers.

	Six Months Ended June 30,
	(Dollars in thousands)
	2005	2004
	(As Restated)	(As Restated)
Local service	$99,723	$101,776
Network access and long distance	181,313	177,729
Miscellaneous	45,186	43,307
	$326,222	$322,812

Local service revenues decreased $2.1 million, or 2%, to $99.7 million in 2005 from $101.8 million in 2004 primarily due to a 2% decrease in physical access lines, 49% of which was due to loss of second lines that was affected by digital subscriber lines substitution.  Lower access lines reduced revenues by approximately $2.0 million.  This decrease is impacted by an increase in advanced calling services revenues, driven by higher penetration.

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

Operating expenses increased by $13.9 million, or 6%, to $242.5 million in 2005 from $228.6 million in 2004, primarily reflecting increased cost of services and products.

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands) (As Restated)
Cost of services and products (exclusive of depreciation and amortization included below)	$86,633	$76,993
Selling, general and administrative expense	88,022	86,598
Depreciation and amortization	67,846	64,972
	$242,501	$228,563

Cost of services and products increased $9.6 million, or 13%, to $86.6 million in 2005 from $77.0 million in 2004. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $4.2 million of expense increases. Growth in long distance customers combined with increased usage stimulated by call plans increased expense $2.1 million.  The remainder of the increase is driven by increased labor and contractor charges.

Selling, general and administrative expenses increased $1.4 million, or 2%, to $88.0 million from $86.6 million in 2004. Expenses grew at a rate comparable to inflation, but the year-to-year increase was impacted by a $1.5 million write-off of development costs incurred for a product not integrated into a service offering in the first quarter of 2004.

Depreciation and amortization expenses increased $2.8 million, or 4%, to $67.8 million in 2005 from $65.0 million in 2004 primarily due to additions to plant in service.

Operating income decreased $10.5 million, or 11%, to $83.7 million in 2005 from $94.2 million in 2004 primarily as a result of the increase in cost of services and products.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service) increased $8.0 million, or 7%, to $120.0 million in 2005 from $112.0 million in 2004, primarily due to the increase in access lines.

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Operating Revenues	$120,039	$111,981

Retail revenues increased $11.0 million to $107.4 million in 2005 from $96.4 million in 2004, primarily due to access line growth of 12% or 47,300. Increased access lines added approximately $13.3 million to retail revenues.

Wholesale revenues, which represent charges to incumbent carriers, decreased $3.0 million to $12.6 million in 2005 from $15.6 million in 2004 primarily due to federal and state mandated decreases in access rates, including approximately $4.1 million due to interstate switched access rate decreases.

Operating expenses increased $1.9 million, or 2%, to $124.6 million in 2005 from $122.7 million in 2004.

	Six Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$50,516	$43,561
Selling, general and administrative expense	59,255	60,345
Depreciation and amortization	14,825	18,748
	$124,596	$122,654

Cost of services and products increased $6.9 million, or 16%, to $50.5 million in 2005 from $43.6 million in 2004, primarily due to the costs related to providing service to customers added during the period.  Access line growth added $4.4 million to cost of goods sold and rate increases added another $4.4 million.  These increases were impacted by rate decreases in other costs of goods sold.

Selling, general and administrative expenses decreased $1.0 million, or 2%, to $59.3 million in 2005 from $60.3 million in 2004.  Sales and marketing expenses have decreased as a result of changes in strategy on the mix of targeted customers, but have been offset by increased administrative costs including consulting and auditing costs.

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

Operating loss decreased $6.1 million, or 57%, to $(4.6) million in 2005 from $(10.7) million in 2004.

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating Revenues increased $40.8 million, or 4%, to $969.9 million during the second quarter of 2005 from $929.1 million in 2004 for reasons generally the same as the first six months.

U.S. Cellular Operating Revenues

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$612,159	$569,187
Inbound roaming	35,313	44,723
Long distance and other service revenues	44,274	41,872
Service Revenues	691,746	655,782
Equipment sales	50,219	49,808
	$741,965	$705,590

U.S. Cellular operating revenues increased $36.4 million, or 5%, to $742.0 million in 2005 from $705.6 million in 2004. Retail service revenues increased $43.0 million, or 8%, to $612.2 million in 2005 from $569.2 million in 2004, primarily due to a 12% increase in U.S. Cellular’s customer base.  The effect of a 16% increase in monthly retail minutes of use per customer, to 627 in 2005 from 542 in 2004, was more than offset by a decrease in average revenue per minute of use in 2005, resulting in a 4% decrease in average monthly retail service revenue per customer.

Inbound roaming revenues decreased $9.4 million, or 21%, to $35.3 million in 2005 from $44.7 million in 2004, for reasons generally the same as for the first six months of 2005, except that there was no impact on inbound roaming revenue in either period as a result of the sale of markets to AT&T Wireless in February 2004.

Long-distance and other service revenues increased $2.4 million, or 6%, to $44.3 million in 2005 from $41.9 million in 2004.  The increase primarily reflected an increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds, partially offset by a one-time reduction in reimbursements which U.S. Cellular had previously received but related to a time period before it had become eligible to receive such reimbursements. In the second quarter of 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the same period of 2004.

Equipment sales revenue increased $0.4 million, or 1%, to $50.2 million in 2005 from $49.8 million in 2004. The primary driver for the increase was an increase in handsets sold to current customers for retention purposes, while gross customer activations decreased 7% and overall revenue per handset decreased as well.  The decrease in overall revenue per handset was primarily due to an increase in discounting of handsets for competitive reasons.

TDS Telecom Operating Revenues

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$50,096	$51,290
Network access and long distance	91,217	89,519
Miscellaneous	23,066	22,802
	164,379	163,611
Competitive Local Exchange Carrier Operations	60,772	57,245
Intercompany revenue elimination	(1,477)	(935)
TDS Telecom Operating Revenues	$223,674	$219,921

TDS Telecom operating revenues increased $3.8 million, or 2%, to $223.7 million during the second quarter of 2005 from $219.9 million in 2004, due in part to a 5% growth in competitive local exchange carrier revenues.  Competitive local exchange carrier access line equivalents increased 12% since June 30, 2004, while competitive local exchange carrier digital subscriber line customers increased 34%.  Incumbent local exchange carrier revenues decreased due to the loss of physical access lines, but the loss was offset by the digital subscriber line customers increase of 72% since June 30, 2004.  In addition, the incumbent local exchange carrier received $1.6 million from the national revenue pool in the second quarter of 2005 for recovery of expenses of providing network access in 2004.

Operating Expenses increased $38.0 million, or 5%, to $862.5 million during the second quarter of 2005 from $824.5 million in 2004 for reasons generally the same as the first six months.

U.S. Cellular Operating Expenses

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$147,238	$145,337
Cost of equipment sold	116,811	110,605
Selling, general and administrative	284,209	265,623
Depreciation, amortization and accretion	126,784	122,228
Gain on assets of operations held for sale	—	(582)
	$675,042	$643,211

U.S. Cellular operating expenses increased $31.8 million, or 5%, to $675.0 million in 2005 from $643.2 million in 2004.

System operations expenses (excluding depreciation, amortization and accretion) increased $1.9 million, or 1%, to $147.2 million in 2005 from $145.3 million in 2004.  The effects of several offsetting factors, which were generally the same factors that affected system operations expense in the first six months of 2005, resulted in a slight net increase in expense during the second quarter of 2005.

Cost of equipment sold increased $6.2 million, or 6%, to $116.8 million in 2005 from $110.6 million in 2004.  The primary driver for the increase was an increase in handsets sold to current customers for retention purposes, while gross customer activations decreased 7% and overall cost per handset decreased slightly as well.  The decrease in overall cost per handset was due to the slight decrease in the cost of data-enabled handsets since the second quarter of 2004.

Selling, general and administrative expenses increased $18.6 million, or 7%, to $284.2 million in 2005 from $265.6 million in 2004.  The increase was primarily attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base. Selling, general and administrative expenses were also affected by the following factors:

•     a $5.1 million increase in expenses related to USF contributions, driven by increases in retail service revenues, upon which payments into the fund are based, and specified contribution rates.  Most of these payments are offset by increases in retail service revenues for amounts passed through to customers;

•      a $5.2 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005;

•      a $4.9 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and

•      a $4.8 million decrease in bad debt expense, primarily attributable to the improvement in U.S. Cellular’s collections of outstanding accounts receivable in 2005.

Sales and marketing cost per gross customer addition increased to $461 in the second quarter of 2005 from $394 in 2004, primarily due to increased handset subsidies and advertising expenses.  Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$124,109	$115,842
Cost of equipment sold to new customers (2)	88,362	78,938
Less equipment sales revenue from new customers (3)	(55,567)	(50,964)
Total costs	$156,904	$143,816
Gross customer activations (000s) (4)	340	365
Sales and marketing cost per gross customer activation	$461	$394

(1)  Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$284,209	$265,623
Less expenses related to serving and retaining customers	(160,100)	(149,781)
Selling, general and administrative expenses related to the acquisition of new customers	$124,109	$115,842

(2)  Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cost of equipment sold as reported	$116,811	$110,605
Less cost of equipment sold related to the retention of current customers	(28,449)	(31,667)
Cost of equipment sold to new customers	$88,362	$78,938

(3)   Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Equipment sales revenue as reported	$50,219	$49,808
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(6,666)	(6,879)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	12,014	8,035
Equipment sales revenues from new customers	$55,567	$50,964

(4)  Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 5% to $12.48 in 2005 from $13.17 in 2004.  This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$284,209	$265,623
Less selling, general and administrative expenses related to the acquisition of new customers	(124,109)	(115,842)
Add cost of equipment sold related to the retention of current customers	28,449	31,667
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(6,666)	(6,879)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	12,014	8,035

Net cost of serving and retaining customers	$193,897	$182,604
Divided by average customers during period (000s) (2)	5,179	4,622
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$12.48	$13.17

(1) These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2) Average customers for the three month periods were derived in a manner similar to the average customers definition used in the discussion of operating revenues.

Depreciation, amortization and accretion expense increased $4.6 million, or 4%, to $126.8 million in 2005 from $122.2 million in 2004. The majority of the increase reflects rising average fixed asset balances, which increased 12% in the second quarter of 2005.  Such increased fixed asset balances resulted from the following factors:

•      the addition of 614 cell sites to U.S. Cellular’s network since June 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•      the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In the second quarter of 2005, additional depreciation expense was recorded related to the following:

•      $2.0 million of write-offs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•      $1.3 million of write-offs of certain TDMA digital radio equipment related to its disposal or consignment for future sale.

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

TDS Telecom Operating Expenses

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Cost of services and products (exclusive of depreciation and amortization included below)	$42,894	$39,242
Selling, general and administrative expense	44,764	43,111
Depreciation and amortization	33,582	32,425
	121,240	114,778
Competitive Local Exchange Carrier Operations
Cost of services and products (exclusive of depreciation and amortization included below)	26,392	23,514
Selling, general and administrative expense	29,993	30,855
Depreciation and amortization	7,522	9,737
	63,907	64,106
Intercompany expense elimination	(1,477)	(935)
TDS Telecom Operating Expenses	$183,670	$177,949

TDS Telecom operating expenses increased $5.8 million, or 3%, to $183.7 million in 2005 from $177.9 million in 2004.  Incumbent local exchange carrier operating expenses increased $6.5 million, primarily due to $2.0 million of increased cost of providing service to new digital subscriber line customers and $1.2 million of increased depreciation due to increased fixed assets (see “Liquidity and Capital Resources – Capital Expenditures”). Expenses from competitive local exchange carrier operations decreased $0.2 million in 2005 primarily reflecting the decrease in depreciation resulting from the reduction in the value of fixed assets recorded in the fourth quarter of 2004.

TDS Operating Income increased $2.7 million, or 3%, to $107.3 million in the three months ended June 30, 2005 from $104.6 million in 2004.  U.S. Cellular’s operating income increased $4.5 million while TDS Telecom’s operating income decreased $2.0 million.  The decrease at TDS Telecom primarily reflects costs associated with new customers and provision of additional services.

Investment and Other Income (Expense) totaled $75.8 million in 2005 and $(31.1) million in 2004.

Investment income increased $1.7 million, or 10%, to $18.2 million in 2005 from $16.5 million in 2004.  Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting.

Interest and dividend income increased $113.6 million to $118.9 million in 2005 from $5.3 million in 2004 primarily due to a dividend from Deutsche Telekom and higher average rates of interest earned on investments in 2005 than 2004.  Deutsche Telekom paid a dividend of EUR 0.62 per share in April 2005. TDS recorded dividend income of $105.7 million, before taxes, in the second quarter of 2005.  Deutsche Telekom did not pay a dividend in 2004.

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

Other income (expense), net totaled $(6.7) million in 2005 and $(2.6) million in 2004.  In June 2005, TDS Telecom recorded prepayment penalties of $1.2 million on the repayment of long-term debt as well as a $0.3 million write off of unamortized debt issuance costs.  In the second quarter of 2005, TDS incurred $2.9 million of expenses from the Special Common Share proposal and stock dividend described in Note 2 to the financial statements of this Form 10-Q/A.

Income Tax Expense increased $49.0 million to $77.0 million in 2005 from $28.0 million in 2004 primarily due to higher pretax income.  The effective tax rate was 42.0% in 2005 and 38.1% in 2004.  For further analysis and discussion of TDS’s effective income tax rates in the second quarters of 2005 and 2004, see Note 4 - Income Taxes.

Minority Share of (Income) totaled $(9.1) million in 2005 compared to $(8.2) million in the second quarter of 2004.

	Three Months Ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(7,010)	$(6,165)
Minority Shareholders’ or Partners’	(2,034)	(2,002)
	(9,044)	(8,167)
Other	(91)	(28)
	$(9,135)	$(8,195)

Net Income Available to Common totaled $97.0 million, or $0.83 per diluted share, in 2005, compared to $37.3 million, or $0.32 per diluted share, in 2004, as adjusted for the effects of the Special Common Share stock dividend.  See Note 2 – Stock Dividend for adjustment discussion.

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

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements.  SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  TDS does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been effected in the period of the change under APB No. 20.

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

	Six months ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$518,352	$333,787
Investing activities	(434,209)	(274,277)
Financing activities	(119,471)	384,352
Net increase (decrease) in cash and cash equivalents	$(35,328)	$443,862

Cash Flows from Operating Activities

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $518.4 million in the six months ended June 30, 2005 compared to $333.8 million in 2004. Excluding changes in assets and liabilities, cash provided by operating activities totaled $506.7 million in 2005 and $451.2 million in 2004. Changes in assets and liabilities from operations provided $11.7 million in 2005 and required $117.4 million in 2004, primarily reflecting timing differences in the payment of accounts payable, payment of accrued taxes, receipt of accounts receivable and changes in inventory.  TDS received a $105.7 million dividend from Deutsche Telekom, less foreign tax withholdings of $22.3 million, in the second quarter of 2005. Distributions from unconsolidated investments provided $28.2 million in 2005 and $7.5 million in 2004, as distributions from certain entities were received in the first half of 2005 whereas similar distributions from the same entities were not received until the second half of the year in 2004.

The following table is a summary of the components of cash flows from operating activities:

	Six months ended June 30,
	2005	2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$120,105	$55,592
Adjustments to reconcile net income to net cash provided by operating activities	386,561	395,574
	506,666	451,166
Changes in assets and liabilities	11,686	(117,379)
	$518,352	$333,787

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks.  Cash flows used for investing activities required $434.2 million in the first six months of 2005 compared to $274.3 million in 2004.

Cash required for capital additions totaled $307.4 million in the six months ended June 30, 2005 and $327.3 million in 2004. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $256.6 million in 2005 and $263.9 million in 2004 representing expenditures to construct cell sites, to replace retired assets and to improve business systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $34.9 million in 2005 and $44.6 million in 2004 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities.  TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $11.5 million in 2005 and $15.1 million in 2004 for switching and other network facilities. Corporate and other capital expenditures totaled $4.4 million in 2005 and $3.7 million in 2004.

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

Cash Flows from Financing Activities

Cash flows from financing activities required $119.5 million in the six months ended June 30, 2005, and provided $384.4 million in 2004.  Issuances of long-term debt, consisting of $116.25 million of 6.625% notes by TDS provided proceeds after underwriting discounts of $112.6 million in 2005. Repayments of long-term debt, including RUS debt, required $258.0 million in 2005. Cash received from short term borrowings on revolving lines of credit provided $310 million in 2005 while repayments required $290.0 million in 2005. In 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes and $100 million in aggregate principal amount of unsecured 6.7% senior notes.  The net proceeds from the two offerings, after deduction of underwriting discounts, of $412.5 million was temporarily used to reduce short-term debt prior to the redemption of long-term debt in the third quarter of 2004. In 2004, short-term borrowings provided $270.0 million while repayments required $270.0 million.  TDS treasury shares reissued for stock options exercised and other benefit plans in 2005 provided $12.7 million and $20.3 million in 2004.  U.S. Cellular treasury shares reissued for stock options exercised and other benefit plans in 2005 provided $14.0 million and $1.7 million in 2004. Dividends paid on TDS Common Shares, Special Common Shares and Preferred Shares, required $20.3 million in 2005 and $19.0 million in 2004.

There were no TDS Common Share or Special Common Share repurchases in the six months ended June 30, 2005. During the six months ended June 30, 2004, cash required for the repurchase of TDS Common Shares totaled $14.9 million.  In total, TDS repurchased 214,800 Common Shares for an average price of $69.15 per share including commissions in 2004. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

LIQUIDITY AND CAPITAL RESOURCES

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $518.4 million in the first six months of 2005 compared to $333.8 million in 2004. TDS and its subsidiaries had cash and cash equivalents totaling $1,135.8 million at June 30, 2005.

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

As disclosed in Note 1, TDS and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements for each of the three years ended December 31, 2004 and for the first and second quarters of 2005. The restatement resulted in defaults under the revolving credit agreements and one line of credit agreement.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement.

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

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, the Federal Financing Bank (“FFB”), and the Rural Telephone Finance Cooperative (“RTFC”). Interest paid with this repayment totaled $0.8 million and prepayment penalties were $1.2 million.  Unamortized debt issuance costs related to the notes totaling $0.3 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS, RTB, FFB and RTFC debt, held at individual TDS Telecom ILEC companies, had a weighted average interest rate of 6.2%.  The RUS, RTB, and FFB are agencies of the United States Department of Agriculture, and, the RTFC is a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry.

As of the date of filing this Form 10-Q/A, TDS and its subsidiaries believe that they are in compliance with all material covenants and other requirements set forth in long-term debt indentures.  Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating.  However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

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

TDS and its subsidiaries have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold.  The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid upon settlement of the contracts by their subsidiaries. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity.  Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets.  As of June 30, 2005, such deferred tax liabilities totaled $1,044.8 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q/A, TDS and U.S. Cellular believe that they are in compliance with all material covenants and other requirements set forth in the forward contracts.

As disclosed in Note 1, TDS and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements for each of the three years ended December 31, 2004 and for the first and second quarters of 2005.  The restatement resulted in defaults under certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts.  TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2005 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas and additional expenditures related to its plans to migrate to a single digital equipment platform. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2005 is currently expected to range from $575 million to $595 million, including any additional capital spending required to facilitate the commercial launch of its services in the St. Louis area. Significant capital expenditures were made prior to 2005 in the St. Louis area to facilitate the provision of service to roaming customers in that market. U.S. Cellular’s capital expenditures for the six months ended June 30, 2005 totaled $256.6 million.

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

The following table shows the increases and decreases in contractual and other obligations, as presented in the Annual Report on Form 10-K for the year ended December 31, 2004, as a result of the debt transactions described above:

	Changes in Principal Payments Due by Period
(Dollars in millions)	Additional Long-Term Debt Obligations	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments	Weighted-Avg. Interest Rates on Long-Term Debt Repayments
Less than 1 year	$—	6.625%	$(29.2)	7.9%
2 – 3 years	—	6.625%	(39.5)	5.9%
4 – 5 years	—	6.625%	(37.2)	5.9%
More than 5 Years	116.25	6.625%	(143.9)	5.8%
Total	$116.25	6.625%	$(249.8)	6.1%

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

TDS has certain variable interests in investments in unconsolidated entities where TDS holds a minority interest.  The investments in unconsolidated entities totaled $205.9 million as of June 30, 2005 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

Licenses and Goodwill

At June 30, 2005, TDS reported $1,362.4 million of licenses and $843.5 million of goodwill, as a result of the acquisitions of wireless licenses and markets, and the acquisition of operating telephone companies.  Licenses include those expected to be received from the FCC in the third quarter of 2005 that were won by Carroll Wireless in the FCC wireless license auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.  See footnote 2 to U.S. Cellular’s Summary of Holdings in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, and has recorded a $78.1 million liability, included in other deferred liabilities and credits in the Consolidated Balance Sheet, at June 30, 2005.

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

The table below summarizes the changes in asset retirement obligations during the first six months of 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated
	(As Restated)		(As Restated)
	(Dollars in thousands)

Beginning Balance – December 31, 2004	$72,575	$65,000	$137,575
Additional liabilities accrued	3,223	2,851	6,074
Accretion expense	2,282	—	2,282
Costs of removal incurred in 2005	—	(431)	(431)
Ending Balance – June 30, 2005	$78,080	$67,420	$145,500

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for tax and accounting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets.  TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent TDS believes that recovery is not likely, establish a valuation allowance. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.  TDS’s current net deferred tax asset totaled $28.4 million, and $43.9 million, as of June 30, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of federal net operating loss carryforwards expected to be utilized in the next twelve months and the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
	(As Restated)	(As Restated)
	(Dollars in thousands)
Deferred Tax Asset – noncurrent
Net operating loss carryforwards	$61,347	$61,977
Derivative instruments	285,124	487,216
Other	22,855	38,815
	369,326	588,008
Less valuation allowance	(55,478)	(55,305)
Total Deferred Tax Asset	313,848	532,703

Deferred Tax Liability – noncurrent
Property, plant and equipment	415,384	428,355
Licenses	221,341	241,699
Marketable equity securities	1,044,769	1,284,872
Partnership investments	76,721	66,432
Total Deferred Tax Liability	1,758,215	2,021,358
Net Deferred Income Tax Liability	$1,444,367	$1,488,655

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

The deferred income tax liability relating to marketable equity securities totaled $1,044.8 million and $1,284.9 million, as of June 30, 2005 and December 31, 2004, respectively.  These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities.  Income taxes will be payable when TDS disposes of the marketable equity securities.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin Brown & Wood LLP, the principal law firm of TDS and its subsidiaries:  Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and/or an Assistant Secretary of U.S. Cellular and certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

•      Changes in TDS’s enterprise value, changes in the supply or demand of the market for wireless licenses or telephone companies, adverse developments in the TDS businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS’s license costs, goodwill and/or physical assets.

•      Early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’s Annual Report on Form 10-K/A for the year ended December 31, 2004, or this Quarterly Report on Form 10-Q/A to be different from the amounts actually incurred.

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

•      Changes in guidance or interpretations of accounting requirements, changes in industry practice or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

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

•      A material weakness in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations. Assurances cannot be provided as to when such material weaknesses disclosed herein will be remediated.

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

Reference is made to the disclosure under Market Risk – Long Term Debt in TDS’s Annual Report on Form 10-K/A for the year ended December 31, 2004, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

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

TDS Telecom repaid notes with the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) totaling $105.6 million on March 31, 2005. TDS also paid accrued interest of $0.6 million and prepayment penalties of $0.6 million associated with these repayments.   On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, the Federal Financing Bank (“FFB”) and the Rural Telephone Finance Cooperative (“RTFC”).  Interest paid with this repayment totaled $0.8 million and prepayment penalties were $1.2 million.  The RUS, RTB and FFB are agencies of the United States Department of Agriculture, and the RTFC is a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry.

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

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets.  The market value of these investments aggregated $2,821.2 million at June 30, 2005.  As of June 30, 2005, the net unrealized holding gain, net of tax and minority interest included in Accumulated other comprehensive income in the Consolidated Balance Sheet totaled $763.5 million.

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

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in Net deferred income tax liability on the Consolidated Balance Sheets.  Such deferred tax liabilities totaled $1,044.8 million at June 30, 2005.

The following table summarizes certain details surrounding the contracted securities as of June 30, 2005.

		Collar (1)
		Downside	Upside	Loan
Security	Shares	Limit	Potential	Amount
		(Floor)	(Ceiling)	(000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07 - $16.07	$18.89 - $21.58	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$13.68 - $16.37	1,532,257
				1,754,114
Unamortized debt discount				55,748
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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, management concluded that TDS’s disclosure controls and procedures were not effective as of June 30, 2005, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of June 30, 2005, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In connection with the restatement as discussed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A, the following material weaknesses were identified in TDS’s internal control over financial reporting as of December 31, 2004 which continued to exist at June 30, 2005:

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

Changes in Internal Control Over Financial Reporting

Except the addition of technical accounting personnel as discussed above, there were no changes in TDS’s internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting. Also, as discussed herein, TDS has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

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

TDS PURCHASES OF COMMON SHARES (1)

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2005	—	$—	—	824,300
May 1 – 31, 2005	—	—	—	824,300
June 1 – 30, 2005	—	—	—	824,300
Total for or as of end of the quarter ended 6/30/05	—	$—	—	824,300

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

A.           At the Special Meeting of Shareholders of TDS, held on April 11, 2005, the following number of votes were cast for the matters indicated:

1.               Proposal to approve an amendment to TDS’s Restated Certificate of Incorporation to increase the authorized number of Special Common Shares:

For	Against	Abstain	Broker Non-vote

104,106,871	2,659,654	52,600	0

2.               Proposal to approve amendments to TDS’s 2004 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non-vote

91,708,498	15,002,807	107,820	0

3.               Proposal to approve amendments to TDS’s 2003 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-vote

105,097,392	1,636,461	85,272	0

4.               Proposal to approve TDS’s Non-Employee Director Compensation Plan:

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

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q/A or that supplement the exhibits identified in the Company’s Form 10-K/A for the year ended December 31, 2004.  Reference is made to the Company’s Form 10-K/A for the year ended December 31, 2004 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

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
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2005 Second Quarter Form 10-Q/A