Form 10-Q
period 2005-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2006-04-26
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Shares, $.01 par value	51,327,429 Shares
Special Common Shares, $.01 par value	57,727,347 Shares
Series A Common Shares, $.01 par value	6,433,545 Shares

TELEPHONE AND DATA SYSTEMS, INC.

THIRD QUARTER REPORT ON FORM 10-Q

INDEX

		Page No.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Operations	3
	Three and nine months ended September 30, 2005 and
	Three and nine months ended September 30, 2004-As Restated

	Consolidated Statements of Cash Flows	4
	Nine months ended September 30, 2005 and
	Nine months ended September 30, 2004-As Restated

	Consolidated Balance Sheets	5-6
	September 30, 2005 and December 31, 2004-As Restated

	Notes to Consolidated Financial Statements	7-36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-46

	Nine months ended September 30, 2005 and 2004
	U.S. Cellular Operations	47-56
	TDS Telecom Operations	57-60

	Three months ended September 30, 2005 and 2004	60-65
	Recent Accounting Pronouncements	66
	Financial Resources	67-69
	Liquidity and Capital Resources	69-77
	Application of Critical Accounting Policies and Estimates	77-82
	Certain Relationships and Related Transactions	83
	Safe Harbor Cautionary Statement	84-85

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86-88

Item 4.	Controls and Procedures	89-91

Part II. Other Information

Item 1.	Legal Proceedings	92

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 5.	Other Information	93

Item 6.	Exhibits	93

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars in thousands, except per share amounts)

OPERATING REVENUES	$1,028,751	$964,416	$2,934,397	$2,763,600

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation, amortization and accretion shown below)	369,889	349,222	1,046,113	992,782
Selling, general and administrative	383,500	355,714	1,088,428	1,015,325
Depreciation, amortization and accretion	167,588	170,177	505,911	491,383
(Gain) on assets held for sale	—	—	—	(725)
Total Operating Expenses	920,977	875,113	2,640,452	2,498,765

OPERATING INCOME	107,774	89,303	293,945	264,835

INVESTMENT AND OTHER INCOME (EXPENSE)
Investment income	18,065	18,316	51,007	48,911
Interest and dividend income	14,204	6,105	141,386	14,163
Interest (expense)	(53,852)	(52,135)	(160,240)	(147,378)
Gain (loss) on investments	—	(491)	500	(2,321)
Other (expense)	(2,968)	(2,711)	(13,997)	(5,682)
Total Investment and Other Income (Expense)	(24,551)	(30,916)	18,656	(92,307)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	83,223	58,387	312,601	172,528
Income tax expense	32,766	11,461	127,141	58,201
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	50,457	46,926	185,460	114,327
Minority share of income	(9,231)	(7,904)	(24,129)	(19,713)
INCOME FROM CONTINUING OPERATIONS	41,226	39,022	161,331	94,614
Discontinued Operations, Net of Tax	340	4,351	340	4,351
NET INCOME	41,566	43,373	161,671	98,965
Preferred dividend requirement	(50)	(51)	(152)	(152)
NET INCOME AVAILABLE TO COMMON	$41,516	$43,322	$161,519	$98,813

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	115,423	114,641	115,217	114,506
BASIC EARNINGS PER SHARE (Note 7)	$0.36	$0.38	$1.40	$0.86

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING (000s)	116,212	115,267	116,063	115,040
DILUTED EARNINGS PER SHARE (Note 7)	$0.36	$0.37	$1.39	$0.86

DIVIDENDS PER SHARE	$0.0875	$0.0825	$0.263	$0.248

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$161,671	$98,965
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	505,911	491,383
Bad debts expense	30,862	38,342
Deferred income taxes	(11,701)	46,617
Investment income	(51,007)	(48,911)
Distributions from unconsolidated entities	31,488	23,718
Minority share of income	24,129	19,713
(Gain) on assets held for sale	—	(725)
(Gain) loss on investments	(500)	2,321
Discontinued operations	(340)	(4,351)
Noncash interest expense	15,242	19,966
Other noncash expense	14,013	14,544
Accreted interest on repayment of U.S. Cellular long-term debt	—	(68,056)
Changes in assets and liabilities
Change in accounts receivable	(47,729)	(82,942)
Change in materials and supplies	22,154	9,462
Change in accounts payable	(49,362)	(69,212)
Change in customer deposits and deferred revenues	1,778	11,480
Change in accrued taxes	38,664	6,538
Change in other assets and liabilities	(3,369)	(9,606)
	681,904	499,246

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(470,714)	(500,888)
Cash received from sale of assets	—	96,932
Acquisitions, net of cash acquired	(125,660)	(40,367)
Other investing activities	(4,660)	(6,091)
	(601,034)	(450,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	350,000	355,000
Issuance of long-term debt	112,835	420,316
Repayment of notes payable	(380,000)	(300,000)
Repayment of U.S. Cellular long-term debt	—	(345,232)
Repayment of other long-term debt	(258,647)	(21,488)
Repurchase of TDS common shares	—	(20,440)
TDS common shares issued for benefit plans	18,150	29,591
U.S. Cellular common shares issued for benefit plans	22,228	4,919
Dividends paid	(30,415)	(28,520)
Other financing activities	(1,586)	512
	(167,435)	94,658

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,565)	143,490

CASH AND CASH EQUIVALENTS -
Beginning of period	1,171,105	940,578
End of period	$1,084,540	$1,084,068

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	September 30, 2005	December 31, 2004
		(As Restated)
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,084,540	$1,171,105
Accounts receivable
Due from customers, less allowance of $14,023 and $14,317, respectively	308,963	304,851
Other, principally connecting companies, less allowance of $4,829 and $3,170, respectively	143,189	134,458
Deferred income tax asset	18,599	43,867
Materials and supplies, at average cost	66,132	91,556
Other current assets	63,720	71,877
	1,685,143	1,817,714

INVESTMENTS
Marketable equity securities	2,797,224	3,398,804
Licenses	1,340,489	1,228,801
Goodwill	840,873	843,387
Customer lists, net of accumulated amortization of $41,289 and $34,630, respectively	18,876	24,915
Investments in unconsolidated entities	223,770	199,518
Other investments, less valuation allowance of $55,144 in both periods	22,387	23,039
	5,243,619	5,718,464

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,421,407	2,440,720
TDS Telecom	909,741	945,762
Corporate and other	31,553	32,962
	3,362,701	3,419,444

OTHER ASSETS AND DEFERRED CHARGES	54,008	56,981

ASSETS OF OPERATIONS HELD FOR SALE	66,644	—

TOTAL ASSETS	$10,412,115	$11,012,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	September 30, 2005	December 31, 2004
		(As Restated)
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$202,727	$38,787
Notes payable	—	30,000
Accounts payable	272,110	327,497
Customer deposits and deferred revenues	119,366	119,196
Accrued taxes	92,654	63,184
Accrued compensation	56,414	71,707
Accrued interest other	32,703	27,936
Other current liabilities	60,701	51,164
	836,675	729,471

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,417,552	1,488,655
Derivative liability	686,327	1,210,500
Other deferred liabilities and credits	240,165	220,206
	2,344,044	2,919,361

LONG-TERM DEBT
Long-term debt, excluding current portion	1,669,347	1,974,599
Forward contracts	1,702,800	1,689,644
	3,372,147	3,664,243

LIABILITIES OF OPERATIONS HELD FOR SALE	5,585	—

MINORITY INTEREST IN SUBSIDIARIES	547,539	499,468

PREFERRED SHARES	3,863	3,864

COMMON STOCKHOLDERS’ EQUITY (Note 2)
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,455,000 and 56,377,000 shares, respectively	565	564
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 62,865,000 shares and 0 shares, respectively	629	—
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,434,000 and 6,421,000 shares; respectively	64	64
Additional paid-in capital	1,815,886	1,822,541
Treasury Shares, at cost:
Common Shares, 5,128,000 and 5,362,000 shares, respectively	(209,971)	(449,173)
Special Common Shares, 5,138,000 and 0 shares, respectively	(211,201)	—
Accumulated other comprehensive income	324,324	370,857
Retained earnings	1,581,966	1,451,343
	3,302,262	3,196,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,412,115	$11,012,603

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 81.3%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’s 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’s 80%-owned printing and distribution company, Suttle Straus, Inc. In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses. All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although TDS believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s latest annual report on Form 10-K/A. (See discussion of Restatement below.)

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly TDS’s financial position as of September 30, 2005, and its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005, and the cash flow for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

The restatement adjustments principally correct items that were recorded in the financial statements previously but not in the proper periods and certain income tax, interest income and consolidation errors. Correction of the errors, with the exception of income taxes discussed below, individually did not have a material impact on income before income taxes and minority interest, net income or earnings per share; however, when aggregated, the items were considered to be material. The restatement adjustments to correct income tax accounting had a material impact individually on net income and earnings per share in prior periods. The restated financial statements are adjusted to record obligations in the periods such certain obligations were incurred, correct the timing of the reversal of certain tax liabilities, correct the consolidation of an 80% owned subsidiary, and record revenues in the periods such revenues were earned. The adjustments are described below.

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

The table below summarizes the impacts of the restatement on income from continuing operations before income taxes and minority interest.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Increase (decrease) dollars in thousands)
Income From Continuing Operations Before Income Taxes and Minority Interest, as previously reported	$44,185	$169,380
Federal universal service fund contributions	5,132	5,019
Customer contract termination fees	(379)	(614)
Leases and contracts	5,739	4,495
Promotion rebates	719	719
Operations of consolidated partnerships managed by a third party	2,655	1,861
Investment income from entities accounted for by the equity method	(1,262)	(3,830)
Revenue and cost of service accruals	—	(5,702)
Interest income	(112)	(178)
Other items	1,710	1,378
Total adjustment	14,202	3,148
Income From Continuing Operations Before Income Taxes and Minority Interest, as restated	$58,387	$172,528

The table below summarizes the impact on net income and earnings per share as a result of the restatement.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Net Income (Loss)	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$25,151	$0.22	$86,277	$0.75
Federal universal service fund contributions	2,357	0.02	2,303	0.02
Customer contract termination fees	(177)	—	(285)	—
Leases and contracts	3,013	0.03	2,423	0.02
Promotion rebates	334	—	334	—
Operations of consolidated partnerships managed by a third party	965	0.01	674	0.01
Investment income from entities accounted for by the equity method	(626)	(0.01)	(1,901)	(0.02)
Revenue and cost of service accruals	—	—	(3,449)	(0.03)
Income taxes	11,409	0.09	11,833	0.10
Interest income	(68)	—	(108)	—
Other items	1,015	0.01	864	0.01
Total adjustment	18,222	0.15	12,688	0.11
As restated	$43,373	$0.37	$98,965	$0.86

The amounts of the reclassification and elimination entries in the three and nine months ended September 30, 2005 and 2004 are shown in the following table:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Adjustment for Suttle Straus	Intercompany Eliminations	Adjustment for Suttle Straus	Intercompany Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$8,820	$(3,715)	$24,083	$(9,891)
Operating Expenses
Cost of service and products	6,172	309	16,659	908
Selling, general and administrative	1,389	(4,024)	4,235	(10,799)
Depreciation, amortization and accretion	688	—	2,063	—
Total Operating Expenses	8,249	(3,715)	22,957	(9,891)

Operating Income	571	—	1,126	—

Other income (expense), net	(571)	—	(1,126)	—

Total Investment and Other Income (Expense)	(571)	—	(1,126)	—
Income From Continuing Operations Before Income Taxes and Minority Interest	$—	$—	$—	$—

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Adjustment for Suttle Straus	Intercompany Eliminations	Adjustment for Suttle Straus	Intercompany Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$7,126	$(3,185)	$19,519	$(8,024)
Operating Expenses
Cost of service and products	4,813	254	13,147	677
Selling, general and administrative	1,307	(3,439)	3,630	(8,701)
Depreciation, amortization and accretion	620	—	1,860	—
Total Operating Expenses	6,740	(3,185)	18,637	(8,024)

Operating Income	386	—	882	—

Other income (expense), net	(386)	—	(882)	—

Total Investment and Other Income (Expense)	(386)	—	(882)	—
Income From Continuing Operations Before Income Taxes and Minority Interest	$—	$—	$—	$—

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)

Operating Revenues	$968,780	$964,416	$2,773,880	$2,763,600

Operating Expenses
Cost of service and products (exclusive of depreciation, amortization and accretion shown separately below)	349,024	349,222	977,647	992,782
Selling, general and administrative expense	375,314	355,714	1,049,015	1,015,325
Depreciation, amortization and accretion expense	169,462	170,177	489,325	491,383
(Gain) loss on assets held for sale	—	—	(725)	(725)
Total Operating Expenses	893,800	875,113	2,515,262	2,498,765

Operating Income	74,980	89,303	258,618	264,835

Investment and Other Income (Expense)
Investment income	19,579	18,316	52,741	48,911
Interest and dividend income	6,227	6,105	14,369	14,163
Interest expense	(52,135)	(52,135)	(147,378)	(147,378)
Gain (loss) on investments	(491)	(491)	(2,321)	(2,321)
Other income (expense), net	(3,975)	(2,711)	(6,649)	(5,682)
Total Investment and Other Income (Expense)	(30,795)	(30,916)	(89,238)	(92,307)

Income (Loss) From Continuing Operations Before Income Taxes and Minority Interest	44,185	58,387	169,380	172,528
Income Tax Expense (benefit)	17,864	11,461	69,246	58,201
Income (Loss) From Continuing Operations Before Minority Interest	26,321	46,926	100,134	114,327
Minority Share of Income	(5,521)	(7,904)	(18,208)	(19,713)
Income (Loss) From Continuing Operations	20,800	39,022	81,926	94,614
Discontinued Operations, Net of Tax	4,351	4,351	4,351	4,351
Net Income (Loss)	25,151	43,373	86,277	98,965
Preferred Dividend Requirement	(51)	(51)	(152)	(152)
Net Income (Loss) Available to Common	$25,100	$43,322	$86,125	$98,813

Basic Earnings Per Share:
Income (Loss) From Continuing Operations	$0.18	$0.34	$0.71	$0.82
Net Income (Loss) Available to Common	$0.22	$0.38	$0.75	$0.86

Diluted Earnings Per Share:
Income (Loss) From Continuing Operations	$0.18	$0.33	$0.71	$0.82
Net Income (Loss) Available to Common	$0.22	$0.37	$0.75	$0.86

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended September 30,
	2004	2004
	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,277	$98,965
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	489,325	491,383
Bad debts expense	—	38,342
Deferred income taxes	57,661	46,617
Investment income	(52,741)	(48,911)
Distributions from unconsolidated entities	—	23,718
Minority share of income	18,208	19,713
(Gain) on assets held for sale	(725)	(725)
(Gain) loss on investments	2,321	2,321
Discontinued operations	(4,351)	(4,351)
Noncash interest expense	19,966	19,966
Other noncash expense	18,127	14,544
Accreted interest on repayment of U.S. Cellular long-term debt	(68,056)	(68,056)
Changes in assets and liabilities
Change in accounts receivable	(47,333)	(82,942)
Change in materials and supplies	9,462	9,462
Change in accounts payable	(70,833)	(69,212)
Change in customer deposits and deferred revenues	11,906	11,480
Change in accrued taxes	6,538	6,538
Change in other assets and liabilities	(182)	(9,606)
	475,570	499,246

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(496,674)	(500,888)
Cash received from sale of assets	96,932	96,932
Acquisitions, net of cash acquired	(40,367)	(40,367)
Distributions from unconsolidated entities	23,718	—
Other investing activities	(10,498)	(6,091)
	(426,889)	(450,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	355,000	355,000
Issuance of long-term debt	420,316	420,316
Repayment of notes payable	(300,000)	(300,000)
Repayment of U.S. Cellular long-term debt	(345,232)	(345,232)
Repayment of other long-term debt	(21,488)	(21,488)
Repurchase of TDS common shares	(20,440)	(20,440)
TDS common shares issued for benefit plans	29,591	29,591
U.S. Cellular common shares issued for benefit plans	5,137	4,919
Dividends paid	(28,520)	(28,520)
Other financing activities	512	512
	94,876	94,658

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143,557	143,490

CASH AND CASH EQUIVALENTS —
Beginning of period	937,651	940,578
End of period	$1,081,208	$1,084,068

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	December 31,
	2004	2004
	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,168,581	$1,171,105
Accounts receivable
Due from customers	308,410	304,851
Other, principally connecting companies	131,665	134,458
Deferred income tax asset	36,040	43,867
Materials and supplies, at average cost	91,556	91,556
Other current assets	73,965	71,877
	1,810,217	1,817,714

INVESTMENTS
Marketable equity securities	3,398,804	3,398,804
Licenses	1,228,801	1,228,801
Goodwill	823,259	843,387
Customer lists, net of accumulated amortization	24,915	24,915
Investments in unconsolidated entities	206,763	199,518
Other investments	23,039	23,039
	5,705,581	5,718,464

PROPERTY, PLANT AND EQUIPMENT, NET
U.S. Cellular	2,439,719	2,440,720
TDS Telecom	945,762	945,762
Corporate and other	—	32,962
	3,385,481	3,419,444

OTHER ASSETS AND DEFERRED CHARGES	92,562	56,981

TOTAL ASSETS	$10,993,841	$11,012,603

	December 31,
	2004	2004
	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$38,787	$38,787
Notes payable	30,000	30,000
Accounts payable	323,256	327,497
Customer deposits and deferred revenues	119,380	119,196
Accrued taxes	76,266	63,184
Accrued compensation	71,707	71,707
Accrued interest other	27,936	27,936
Other current liabilities	53,991	51,164
	741,323	729,471

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,466,649	1,488,655
Derivative liability	1,210,500	1,210,500
Other deferred liabilities and credits	217,208	220,206
	2,894,357	2,919,361

LONG-TERM DEBT
Long-term debt, excluding current portion	1,974,599	1,974,599
Forward contracts	1,689,644	1,689,644
	3,664,243	3,664,243

MINORITY INTEREST IN SUBSIDIARIES	499,306	499,468

PREFERRED SHARES	3,864	3,864

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share	564	564
Special Common Shares, par value $.01 per share	—	—
Series A Common Shares, par value $.01 per share	64	64
Additional paid-in capital	1,823,161	1,822,541
Treasury Shares, at cost:
Common Shares	(449,173)	(449,173)
Special Common Shares	—	—
Accumulated other comprehensive income	373,505	370,857
Retained earnings	1,442,627	1,451,343
	3,190,748	3,196,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,993,841	$11,012,603

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

	Year Ended December 31,
	2004		2003		2002
	As Reported(1)	As Adjusted	As Reported(1)	As Adjusted	As Reported(1)	As Adjusted
Basic Earnings per Share:
Income (loss) from continuing operations	$1.05	$0.53	$0.78	$0.38	$(16.26)	$(8.13)
Discontinued operations	0.11	0.05	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)
Net income (loss) available to common	$1.16	$0.58	$0.55	$0.27	$(16.38)	$(8.19)

Diluted Earnings per Share:
Income (loss) from continuing operations	$1.04	$0.52	$0.77	$0.38	$(16.26)	$(8.13)
Discontinued operations	0.11	0.05	(0.03)	(0.01)	—	—
Cumulative effect of accounting change	—	—	(0.20)	(0.10)	(0.12)	(0.06)
Net income (loss) available to common	$1.15	$0.57	$0.54	$0.27	$(16.38)	$(8.19)

	Quarter Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As Reported(1)	As Adjusted	As Reported(1)	As Adjusted	As Reported(1)	As Adjusted	As Reported(1)	As Adjusted
Basic Earnings per Share:
Income (loss) from continuing operations	$0.32	$0.16	$0.65	$0.33	$0.68	$0.34	$(0.60)	$(0.30)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02
Net income (loss) available to common	$0.32	$0.16	$0.65	$0.33	$0.76	$0.38	$(0.56)	$(0.28)

Diluted Earnings per Share:
Income (loss) from continuing operations	$0.32	$0.16	$0.65	$0.32	$0.67	$0.33	$(0.60)	$(0.30)
Discontinued operations	—	—	—	—	0.08	0.04	0.04	0.02
Net income (loss) available to common	$0.32	$0.16	$0.65	$0.32	$0.75	$0.37	$(0.56)	$(0.28)

	Quarter Ended March 31, 2005
	As Reported(1)	As Adjusted
Basic Earnings per Share:
Net income available to common	$0.40	$0.20

Diluted Earnings per Share:
Net income available to common	$0.40	$0.20

(1)The As Reported earnings per share amounts reflect the restatement adjustments as disclosed in Note 1.

3.       Summary of Significant Accounting Policies

Other Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom. One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service Cost	$553	$591	$1,659	$1,772
Interest on accumulated benefit obligation	659	665	1,977	1,995
Expected return on plan assets	(558)	(337)	(1,673)	(1,011)
Amortization of:
Prior service cost	(279)	(179)	(838)	(536)
Net loss	288	237	865	712
Net postretirement cost	$663	$977	$1,990	$2,932

TDS has contributed $5.3 million to the postretirement plan assets during 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act expands Medicare coverage, primarily by adding a prescription drug benefit for Medicare-eligible participants starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordinating with the new government-sponsored program to potentially reduce employers’ costs. One alternative allows employers to receive a subsidy from the federal government for all retirees enrolled in the employer-sponsored prescription drug plan. TDS has determined that the most beneficial option will be to accept this direct subsidy from the federal government. During the fourth quarter of 2005, TDS will notify its employees and will apply for the federal subsidy. The affects of the subsidy will be considered when TDS remeasures its accumulated postretirement benefit obligation at year-end.

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $3.3 million and $10.1 million for the three and nine months ended September 30, 2005, respectively, and $3.2 million and $9.2 million for the three and nine months ended September 30, 2004, respectively.

TDS also sponsors an unfunded non-qualified deferred supplemental executive retirement plan to supplement the benefits under the qualified plan to offset the reduction of benefits caused by the limitation on annual employee compensation under the tax laws.

Stock-Based Compensation

TDS accounts for stock options, stock appreciation rights and employee stock purchase plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation. “No compensation costs have been recognized for stock options in 2005 and 2004 because, under TDS’s stock option plans, the option exercise price for each grant is equal to the quoted stock price at the grant date.

No compensation costs have been recognized for employee stock purchase plans because the purchase price is not less than 85 percent of the fair market value of the stock at the purchase date. Had compensation cost for all plans been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, TDS’s net income available to common and earnings per share would have been reduced to the following pro forma amounts:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars in thousands, except per share amounts)
Net Income Available to Common
As reported	$41,516	$43,322	$161,519	$98,813
Pro forma expense	(7,164)	(5,706)	(15,646)	(13,989)
Pro forma net income available to common	$34,352	$37,616	$145,873	$84,824

Basic Earnings per Share
As reported	$0.36	$0.38	$1.40	$0.86
Pro forma expense per share	(0.06)	(0.05)	(0.14)	(0.12)
Pro forma basic earnings per share	$0.30	$0.33	$1.26	$0.74

Diluted Earnings per Share
As reported	$0.36	$0.37	$1.39	$0.86
Pro forma expense per share	(0.06)	(0.05)	(0.14)	(0.12)
Pro forma diluted earnings per share	$0.30	$0.32	$1.25	$0.74

Certain employees were eligible for retirement at the time that compensatory stock options were granted. Under the terms of the U.S. Cellular option plans, options granted to these individuals will fully vest upon their retirement. Under the terms of TDS option plans, options granted to these individuals do not fully vest upon retirement. TDS and U.S. Cellular use the “nominal vesting method” to recognize the pro forma expense of these options. This method does not take into account the effect of early vesting due to the retirements of eligible employees.

Upon adoption of Statement of SFAS No. 123(R), “Share-Based Payment,” TDS will adopt the “non-substantive vesting method.” This method immediately recognizes the entire expense of options granted to retirement-eligible employees.  TDS believes that if the non-substantive vesting method had been applied to prior periods, the effect on the previously disclosed pro forma expense would be insignificant.

In April 2005, TDS initiated a program granting shares of restricted stock to key employees. The shares will fully vest in December 2007. There were 91,158 shares granted in the nine months ended September 30, 2005. All restricted stock was granted prior to the TDS Special Common Share dividend; when fully vested, employees will receive 91,158 shares of TDS Common Shares and 91,158 shares of TDS Special Common Shares. The combined weighted-average value of the shares when granted was $77.62. The expense included in operating income due to grants of restricted stock was $1.2 million for the nine months ended September 30, 2005.

U.S. Cellular has granted key employees restricted stock units that fully vest after three years. The number of U.S. Cellular Common Shares underlying the units granted were 218,703 and 85,753 for the nine months ended September 30, 2005 and 2004, respectively. The weighted-average values of the shares underlying the units granted were $ 45.63 and $38.65 in 2005 and 2004, respectively. The expenses included in operating income due to grants of restricted stock units were $5.0 million and $3.1 million in the nine months ended September 30, 2005 and 2004, respectively.

Recent Accounting Pronouncements

Share-Based Payment

SFAS No. 123(R), “Share-Based Payment,” was issued in December 2004. In April 2005, the SEC postponed the effective date of SFAS 123(R) until the issuer’s first fiscal year beginning after June 15, 2005. As a result, TDS will be required to adopt SFAS 123(R) in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. TDS has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123(R). See “Stock-Based Compensation” above for a discussion of the pro forma impact of SFAS 123 on reported net income and earnings per share.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. TDS does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application for voluntary changes in accounting principle that previously would have been effected in the period of the change under APB No. 20.

Conditional Asset Retirement Obligations

Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. TDS is currently reviewing the requirements of this Interpretation and expects to record an asset retirement obligation in the fourth quarter of 2005 for TDS Telecom’s competitive local exchange carrier.

4.       Income Taxes

The following table summarizes the effective income tax expense (benefit) rates in each of the periods:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
Effective Income Tax (Benefit) Rate From:
Operations excluding gain (loss) on investments and gain on assets held for sale	39.4%	0.1%	40.7%	25.7%
Gain (loss) on investments and gain on assets held for sale (1)	—	N/M	35.7%	N/M
Income before income taxes and minority interest	39.4%	19.6%	40.7%	33.7%

N/M – Not Meaningful

(1)  The effective tax rate in the nine months ended September 30, 2004 related to the provision for gain (loss) on investments and gain on assets held for sale is not meaningful primarily because TDS recorded a tax expense of $11.6 million in the third quarter of 2004 related to the pending sale of certain assets to ALLTEL Corporation (“ALLTEL”). Such pending sale resulted from an agreement between TDS and ALLTEL which was signed during the quarter.  The signing of such agreement triggered the recognition of $11.6 million of income tax expense; however no book gain on the transaction with ALLTEL was recorded until the transaction closed in the fourth quarter of 2004.

Excluding the impacts of gains and losses, the effective tax rate on operations for the three months ended September 30, 2005 and 2004 was 39.4% and 0.1%, respectively. The effective tax rate on operations for the 2004 period is lower than 2005 due to a favorable tax settlement adjustment. During the third quarter of 2004, the Internal Revenue Service (“IRS”) substantially completed its audit of the consolidated federal income tax returns of TDS for the years 1997 through 2001 and TDS’s claims for research tax credits for the years 1995 through 2001. U.S. Cellular and its subsidiaries are included in the TDS consolidated group. Primarily based on the results of the audit, TDS reduced its accrual for audit contingencies by $18.2 million in the third quarter of 2004. Also in the third quarter of 2004, TDS recorded a $5.6 million benefit for the research tax credits that were allowed in the federal income tax audit. The overall effective tax rate on income before income taxes and minority interest for the three months ended September 30, 2005 and 2004 was 39.4% and 19.6%, respectively.

Excluding the impacts of gains and losses, the effective tax rate on operations for the nine months ended September 30, 2005 and 2004 was 40.7% and 25.7%, respectively. The effective tax rate for the 2004 period is lower than 2005 primarily due to the favorable tax settlement adjustment discussed above. The overall effective tax rate on income before income taxes and minority interest for the nine months ended September 30, 2005 and 2004 was 40.7% and 33.7%, respectively. The effective tax rate for the 2004 includes the favorable tax settlement adjustment, offset somewhat by the tax provision of $11.6 million related to the pending sale of certain assets to ALLTEL, as discussed above.

Based on the final results of the IRS examination of TDS’s income tax returns for the years 1997 through 2001 and claims for research tax credits for 1995 through 2001, TDS paid an additional $6.1 million tax liability to the IRS in October 2005. The amount was recorded in Accrued taxes on the Consolidated Balance Sheet as of September 30, 2005.

5.       Gain (Loss) on Investments

In the first quarter of 2005, TDS finalized the working capital adjustment to the previously reported gain related to its sale to ALLTEL of certain wireless properties on November 30, 2004. The adjustment increased the total gain on investment from this transaction by $0.5 million ($0.3 million net of taxes and minority interests of $0.2 million).

TDS reported a loss on investments of $2.3 million in the nine months ended September 30, 2004. This dollar amount is comprised of two transactions. In the nine months ended September 2004, U.S. Cellular recorded a $1.8 million loss ($0.9 million net of taxes and minority interest of $0.9 million) to reflect an impairment in the carrying value of a wireless license held in a non-operational market in Florida that was sold in December 2004. In September 2004, TDS recorded a $0.5 million impairment loss ($0.3 million net of taxes of $0.2 million) on an investment in a telephone company accounted for using the cost method.

See Note 17 – Acquisitions, Divestitures and Exchanges for 2005 and 2004 activity related to these transactions.

6.       Discontinued Operations

TDS is a party to an indemnity agreement with T-Mobile USA, Inc. (“T-Mobile”) regarding certain contingent liabilities for Aerial Communications, Inc. (“Aerial”), a former subsidiary of TDS. TDS has recorded an accrual for expenses, primarily tax related, resulting from Aerial’s merger into VoiceStream Wireless Corporation (“VoiceStream”) in 2000.

In July 2005, TDS paid $7.1 million in settlement of items related to this indemnity which is recorded in discontinued operations on the Statement of Cash Flows.

In the third quarter of 2005, TDS recorded a gain of $0.3 million ($0.5 million, net of a $0.2 million income tax expense), or $0.00 per diluted share, for discontinued operations relating to a reduction in this indemnity accrual due to the favorable outcome of a state tax audit which reduced the potential indemnity obligation.

In the third quarter of 2004, TDS recorded a gain of $7.0 million ($4.4 million, net of a $2.6 million income tax benefit), or $0.04 per diluted share, for discontinued operations relating to a reduction in this indemnity accrual. The accrual was reduced in the third quarter of 2004 due to favorable outcomes of federal and state tax audits which reduced the potential indemnity obligation.

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

Net income used in computing earnings per share and the effects of potentially dilutive securities on the weighted average number of shares and earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Income from Continuing Operations	$41,226	$39,022	$161,331	$94,614
Preferred dividend requirement	(50)	(51)	(152)	(152)
Income from Continuing Operations Available to Common	41,176	38,971	161,179	94,462
Discontinued Operations	340	4,351	340	4,351
Net income available to common used in basic earnings per share	$41,516	$43,322	$161,519	$98,813

Diluted Earnings per Share:
Income from continuing operations available to common used in basic earnings per share	$41,176	$38,971	$161,179	$94,462
Reduction in Preferred Dividends if Preferred Shares Converted into Common Shares	50	12	149	—
Minority income adjustment (1)	(241)	(137)	(607)	(338)
Income from Continuing Operations Available to Common	40,985	38,846	160,721	94,124
Discontinued Operations	340	4,351	340	4,351
Net income available to common used in diluted earnings per share	$41,325	$43,197	$161,061	$98,475

Weighted average number of shares of Common Stock used in basic earnings per share (2)	115,423	114,641	115,217	114,506
Effects of Dilutive Securities:
Effects of stock options (2)(3)	630	589	687	534
Conversion of preferred shares (2)(4)	159	37	159	—
Weighted average number of shares of Common Stock used in diluted earnings per share	116,212	115,267	116,063	115,040

Basic Earnings per Share
Continuing Operations	$0.36	$0.34	$1.40	$0.82
Discontinued Operations	—	0.04	—	0.04
	$0.36	$0.38	$1.40	$0.86

Diluted Earnings per Share
Continuing Operations	$0.36	$0.33	$1.39	$0.82
Discontinued Operations	—	0.04	—	0.04
	$0.36	$0.37	$1.39	$0.86

(1)     The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)     The numbers of shares of common stock for 2004 has been retroactively adjusted to reflect the stock dividend discussed in Note 2 – Stock Dividend.

(3)     Stock options convertible into 1,348,498 shares (total of common and special common) were not included in computing diluted earnings per share in the three and nine months ended September 30, 2005 because their effects were antidilutive. Stock options convertible into 1,362,804 shares (total of common and special common) in the three and nine months ended September 30, 2004 were not included in computing diluted earnings per share because their effects were antidilutive.

(4)     Preferred shares convertible into 109,080 and 145,612 shares (total of common and special common) were not included in computing diluted earnings per share in the three and nine months ended September 30, 2004 because their effect was antidilutive.

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

TDS and its subsidiaries have entered into a number of forward contracts related to the marketable equity securities that they hold. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other-than-temporary loss being recorded on these contracted securities.  (For additional information, see Note 12 – Revolving Credit Facilities and Forward Contracts.)

Information regarding the fair value of TDS’s marketable equity securities is summarized as follows:

	September 30, 2005	December 31, 2004
		(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG – 131,461,861 Ordinary Shares	$2,401,808	$2,960,521
Vodafone Group Plc – 12,945,915 American Depositary Receipts	336,205	354,459
VeriSign, Inc. – 2,361,333 Common Shares	50,462	79,341
Rural Cellular Corporation – 719,396 equivalent Common Shares	8,748	4,482
Other	1	1
Aggregate fair value	2,797,224	3,398,804
Accounting cost basis, as adjusted	1,543,677	1,543,677
Gross unrealized holding gains	1,253,547	1,855,127
Equity method unrealized gains	543	261
Deferred income tax (expense)	(493,630)	(732,179)
Minority share of unrealized holding gains	(13,066)	(13,987)
Unrealized holding gains, net of tax and minority share	747,394	1,109,222
Derivative instruments, net of tax and minority share	(423,070)	(738,365)
Accumulated other comprehensive income	$324,324	$370,857

TDS recorded dividend income on its Deutsche Telekom investment of $105.7 million, before taxes, in the second quarter of 2005. Deutsche Telekom did not pay a dividend in 2004.

9.       Goodwill

TDS has substantial amounts of goodwill as a result of acquisitions of wireless markets, and operating telephone companies. The changes in goodwill for the nine months ended September 30, 2005 and 2004, were as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC” in the table.

	U.S. Cellular (1)	TDS Telecom
(Dollars in thousands)		ILEC	CLEC (2)	Other (3)	Total
Balance December 31, 2004 As Restated	$445,212	$395,894	$—	$2,281	$843,387
Acquisitions	237	—	—	—	237
Assets of operations held for sale	(2,741)	—	—	—	(2,741)
Other Adjustments	(10)	—	—	—	(10)
Balance September 30, 2005	$442,698	$395,894	$—	$2,281	$840,873

Balance December 31, 2003 As Restated	$449,550	$395,894	$29,440	$33,181	$908,065
Acquisitions	3,649	—	—	—	3,649
Assets of operations held for sale	(8,257)	—	—	(30,900)	(39,157)
Other	(305)	—	—	—	(305)
Balance September 30, 2004 As Restated	$444,637	$395,894	$29,440	$2,281	$872,252

(1)     As a result of the 2005 exchange agreement entered into with ALLTEL during the third quarter of 2005, U.S. Cellular reclassified $2.7 million of goodwill to assets of operations held for sale as of September 30, 2005. As a result of the 2004 agreements with ALLTEL, U.S. Cellular reclassified $8.3 million of goodwill to assets of operations held for sale as of September 30, 2004. See Notes 17 and 18 for additional information related to these transactions.

(2)     In December 2004, TDS Telecom concluded that the CLEC goodwill was impaired, and recorded a $29.4 million loss on impairment of intangible assets. This reduced the goodwill balance to zero.

(3)     Other consists of goodwill related to Suttle Straus and an investment in a cellular market owned by an ILEC subsidiary. This investment was sold to ALLTEL in November 2004.

10.     Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

Information regarding TDS’s significant investments in unconsolidated entities and its respective ownership share of each is summarized below:

	September 30, 2005	September 30, 2004
Los Angeles SMSA Limited Partnership	5.5%	5.5%
Raleigh-Durham MSA Limited Partnership (1)	—	8.0%
Midwest Wireless Communications, L.L.C. (2)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)     As more fully described in Note 17, U.S. Cellular’s investment in this partnership was included in Assets of Operations Held for Sale as of September 30, 2004 and sold to ALLTEL on November 30, 2004.

(2)     In addition, U.S. Cellular has a 49% interest in Pine Island Cellular Telephone Company, which has an approximately 2.9% interest in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications.

Based primarily on data furnished to TDS by third parties, the following table summarizes the combined results of operations of all wireless and wireline entities which TDS accounts for by the equity method:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
	(Dollars in thousands)
Results of operations
Revenues	$912,000	$725,000	$2,527,000	$2,237,000
Operating expenses	631,000	498,000	1,754,000	1,557,000
Operating income	281,000	227,000	773,000	680,000
Other income (expense), net	1,000	30,000	15,000	22,000
Net Income	$282,000	$257,000	$788,000	$702,000

11.     Customer Lists

Customer lists, which represent intangible assets from the acquisition of wireless properties, are being amortized based on average customer retention periods using the declining balance method. The acquisition of certain minority interests in the nine months ended September 30, 2005 and 2004 added $0.6 million and $12.9 million, respectively, to the gross balance of customer lists. Customer list amortization expense was $2.1 million and $6.7 million for the three and nine months ended September 30, 2005, respectively, and $3.2 and $9.9 million for the three and nine months ended September 30, 2004, respectively. Amortization expense for the remainder of 2005 and for the years 2006-2009 is expected to be $1.7 million, $5.3 million, $3.5 million, $2.3 million and $1.6 million, respectively.

12.     Revolving Credit Facilities and Forward Contracts

TDS has a $600 million revolving credit facility available for general corporate purposes. At September 30, 2005, this credit facility had $596.6 million available for use, net of $3.4 million committed to support outstanding letters of credit. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. At September 30, 2005, the contractual spread was 45 basis points (the one-month LIBOR rate was 3.86% at September 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.75% at September 30, 2005).

TDS also has $75 million of direct bank lines of credit at September 30, 2005, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2005, this credit facility had $699.7 million available for use, net of $0.3 million committed to outstanding letters of credit. This credit facility expires in December of 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At September 30, 2005, the contractual spread was 45 basis points. Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points.

On July 11, 2005, Moody’s Investors Service downgraded TDS and U.S. Cellular from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the TDS and U.S. Cellular revolving credit facilities increased to 45 basis points from 30 basis points. In addition, the facility fee increased to 15 basis points from 10 basis points.

As disclosed in Note 1, TDS and its audit committee concluded on November 9, 2005 that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2004 to restate the financial statements and financial information for each of the three years ended December 31, 2004, including quarterly information for 2004 and 2003, and certain selected financial data for the years 2001 and 2000.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate the financial statements and financial information included therein.  In addition, due to the restatement, TDS did not file this Form 10-Q by the extended due date of November 14, 2005.

The restatement and delay in filing this Form 10-Q resulted in defaults under the revolving credit agreements, one line of credit agreement and certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements or forward contracts.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements and from the counterparty to such forward contracts, under which the lenders and the counterparty agreed to waive any defaults that may have occurred as a result of the restatement and the late filing of this Form 10-Q.

On November 10, 2005, Moody’s Investors Service downgraded TDS and U.S. Cellular from a Baa2 rating with a stable outlook to Baa3 and placed the ratings under review for possible downgrade.  The contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the TDS and U.S. Cellular revolving credit facilities has increased to 60 basis points from 45 basis points.  In addition, the facility fee has increased to 20 basis points from 15 basis points.

On November 9, 2005, TDS, as Lender, entered into an Intercompany Revolving Credit Agreement (“Intercompany Credit Agreement”) with U.S. Cellular, as Borrower.  This Intercompany Credit Agreement was entered into to provide U.S. Cellular with a senior revolving credit facility for general corporate purposes, including capital expenditures and working capital.  Amounts could be borrowed, repaid and reborrowed from time to time under the Intercompany Credit Agreement until such facility matured.  The facility was $105 million and the maturity date was December 23, 2005.  As discussed above, U.S. Cellular’s $700 million revolving credit facility was in default and U.S. Cellular was unable to make borrowings thereunder until it obtained waivers from the lenders.  Accordingly, TDS and U.S. Cellular entered into the Intercompany Credit Agreement to permit U.S. Cellular to borrow funds from TDS temporarily until it received such waivers.  Because such waivers were received, this Intercompany Credit Agreement was terminated according to its terms and all borrowings and accrued interest were repaid in full on December 23, 2005.

TDS believes that the Intercompany Credit Agreement included representations and warranties and events of default that are usual and customary for senior facilities of this type. TDS also believes that the Intercompany Credit Agreement contained other terms and conditions that are usual and customary for senior credit facilities of this type, The Intercompany Credit Agreement included limitations on U.S. Cellular and its subsidiaries with respect to liens, indebtedness, sales of assets, consolidations and mergers that are similar to those contained in U.S. Cellular’s $700 million revolving credit facility with unrelated lenders. The Intercompany Credit Agreement did not have any financial covenants.

U.S. Cellular’s Board of Directors unanimously approved the terms and conditions of the Intercompany Credit Agreement and determined that such terms and conditions were fair to U.S. Cellular and all of its shareholders.  TDS’s Board of Directors also unanimously approved the terms and conditions of the Intercompany Credit Agreement and determined that such terms and conditions were fair to TDS and all of its shareholders.

The pricing terms of the Intercompany Credit Agreement were the same as those under the Revolving Credit Facility.  Borrowings bore interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating. As of November 9, 2005, U.S. Cellular’s borrowing rate for a seven-day loan was 4.52% based on the seven day LIBOR rate of 4.07% and a contractual spread of 45 basis points. As a result of the downgrade on November 10, 2005 by Moody’s Investors Services, the contractual spread increased to 60 basis points.

On January 25, 2006, Standard & Poor’s placed its ratings of TDS and U.S. Cellular on Credit Watch with negative implications. The change in ratings did not have an impact on the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the TDS and U.S. Cellular revolving credit facilities.

13.         Asset Retirement Obligation

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Legal obligations include obligations to remediate certain leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return certain leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, “Accounting for Asset Retirement Obligations,” and has recorded a liability, which is included in other deferred liabilities and credits on the Consolidated Balance Sheets, and related asset retirement obligation expense, reflected in depreciation, amortization and accretion expense in the Consolidated Statements of Operations. The asset retirement obligation, included in Other deferred liabilities and credits, calculated in accordance with the provisions of SFAS No. 143 at September 30, 2005 was $80.1 million.

During the second quarter of 2005, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and made certain changes to those assumptions as a result. Such changes did not have a material impact on U.S. Cellular’s financial condition or results of operations.

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up the asset retirement obligation amounts shown on the Consolidated Balance Sheets. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at September 30, 2005 was $35.4 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 at September 30, 2005 was $33.3 million.

TDS is currently reviewing the requirements of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” and expects to record an asset retirement obligation in the fourth quarter of 2005 for TDS Telecom’s competitive local exchange carrier.

The table below summarizes the changes in asset retirement obligations during the nine months ended September 30, 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated
	(Dollars in thousands)
Beginning Balance – December 31, 2004	$72,575	$65,000	$137,575
Additional liabilities accrued	4,701	4,253	8,954
Accretion expense	4,733	—	4,733
Liabilities of operations held for sale (1)	(1,925)	—	(1,925)
Costs of removal incurred in 2005	—	(613)	(613)
Ending Balance – September 30, 2005	$80,084	$68,640	$148,724

(1)          Reclassified to Liabilities of Operations Held for Sale as a result of agreements with ALLTEL in 2005 as described in Notes 17 and 18.

14.         Long-Term Debt

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

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries incurred prepayment costs of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS and RTB debt, held at individual TDS Telecom incumbent local exchange carriers, had a weighted average interest rate of 5.5% and maturity of approximately 12 years.

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, and the Federal Financing Bank (“FFB”), all agencies of the United States Department of Agriculture, and the Rural Telephone Finance Cooperative (“RTFC”), a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry. TDS Telecom subsidiaries paid accrued interest of $0.8 million and additional prepayment costs of $1.2 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.3 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS, RTB, FFB and RTFC debt, held at individual TDS Telecom incumbent local exchange carriers, had a weighted average interest rate of 6.2% and maturity of approximately 15 years. TDS determined that is was advantageous to repay RUS, RTB and FFB debt to reduce administrative costs and to increase financial flexibility.

TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

TDS has reclassified its $200.0 million unsecured 7% senior notes to Current portion of long-term debt on the Consolidated Balance Sheet as the notes are due in August 2006.

The late filing of this Form 10-Q and the failure to deliver such Form 10-Q to the trustees of the TDS debt indentures on a timely basis resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and TDS believes that such non-compliance was cured upon the filing of this Form 10-Q.   In addition, the late filing of the Form 10-Q for the period ended September 30, 2005 by U.S. Cellular and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indentures on a timely basis resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and U.S. Cellular believes that such non-compliance was cured upon the filing of this Form 10-Q.   Neither TDS nor U.S. Cellular has failed to make or expects to fail to make any scheduled payment of principal or interest under such indentures.

15.         Minority Interest in Subsidiaries

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

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $134.5 million at September 30, 2005. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2005, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2005 is $34.4 million, and is included in the Consolidated Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $100.1 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

16.         Common Share Repurchase Programs

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS Common Shares through February 2006. As market conditions warrant, TDS may repurchase Common Shares on the open market or at negotiated prices in private transactions, at prices approximating then existing market prices. TDS may use repurchased shares to fund acquisitions and for other corporate purposes. Currently, TDS does not have authorization to repurchase Special Common Shares.

No TDS Common Shares were repurchased in the first nine months of 2005. As of September 30, 2005, shares remaining available for repurchase under this authorization totaled 824,300. In the nine months ended September 30, 2004, TDS repurchased 214,800 Common Shares under this authorization for an aggregate purchase price of $14.9 million, representing an average per share price of $69.15, including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions. The repurchase is reported in Other financing activities on the Consolidated Statement of Cash Flows.  No U.S. Cellular Common Shares were repurchased in the nine months ended September 30, 2005.

17.         Acquisitions, Divestitures and Exchanges

2005 Activity

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of all bidding credits to which Carroll Wireless was entitled as a designated entity. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Carroll Wireless expects to receive a full refund of the $228,000 paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of $129.9 million to fund the amount deposited with the FCC; this amount is included in Licenses in the Consolidated Balance Sheet as of September 30, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4 million of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

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

In addition, in the first nine months of 2005 U.S. Cellular purchased one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $5.2 million in cash. These acquisition costs were allocated among U.S. Cellular’s tangible assets, investments in licenses, goodwill and customer lists in accordance with SFAS No. 141, Business Combinations.”

2004 Activity

On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach, Florida 20 MHz C block personal communications service license to MetroPCS for $8.5 million. In the nine months ended September 30, 2004, U.S. Cellular recorded a loss on investments of $1.8 million to reflect impairment in the carrying value of this license and reclassified the license to assets of operations held for sale on the Balance Sheet. The transaction closed on December 20, 2004.

On August 4, 2004, TDS and U.S. Cellular announced that they had entered into definitive agreements with ALLTEL to sell certain wireless properties. TDS and U.S. Cellular subsidiaries sold three consolidated properties and six minority interests to ALLTEL for approximately $143 million in cash, including repayment of debt and working capital that was adjusted in the first quarter of 2005. TDS reclassified the assets and liabilities of the properties to be transferred to Assets and Liabilities of Operations Held for Sale on the Balance Sheet as of September 30, 2004.

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

In addition, in the first nine months of 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisition costs were allocated among U.S. Cellular’s Investments in License, Goodwill and Customer lists.

18.         Assets and Liabilities of Operations Held for Sale

On September 12, 2005, U.S. Cellular announced that it had entered into a definitive agreement with a subsidiary of ALLTEL to exchange certain cellular properties. Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $50 million in cash, subject to working capital adjustments.  U.S. Cellular will record the transaction in the fourth quarter of 2005 and, subject to the results of the valuation analysis which is currently underway, expects to report a pre-tax gain that will increase operating income by approximately $40 - $45 million.  The gain represents the excess of the estimated fair value of the assets and liabilities received over the amount of cash and net book value of the assets and liabilities delivered in the exchange.

In connection with the definitive exchange agreement with ALLTEL the Consolidated Balance Sheet of U.S. Cellular as of September 30, 2005 reflects the assets and liabilities of the markets delivered in the exchange as Assets and Liabilities of Operations Held for Sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations of the markets delivered in the exchange are included in results of continuing operations through September 30, 2005 and will continue to be included in results of operations through December 19, 2005, the closing date of the transaction.

Summarized assets and liabilities relating to operations held for sale are as follows:

(Dollars in thousands)	September 30, 2005

Current assets	$4,673
Wireless license costs	21,945
Goodwill	2,741
Property, plant and equipment, net	35,039
Other assets	2,246
Assets of operations held for sale	$66,644

Current liabilities	$3,456
Deferred credits	2,129
Liabilities of operations held for sale	$5,585

19.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Nine months ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$1,109,222	$732,904
Add (deduct):
Unrealized gain (loss) on marketable equity securities	(601,580)	27,860
Income tax benefit	238,549	(11,474)
	(363,031)	16,386
Unrealized gain (loss) of equity method companies	282	135
Minority share of unrealized loss	921	1,086
Net change in unrealized gain (loss) on marketable equity securities in comprehensive income	(361,828)	17,607
Balance, end of period	$747,394	$750,511

Derivative Instruments
Balance, beginning of period	$(738,365)	$(438,086)
Add (deduct):
Unrealized loss on derivative instruments	523,890	46,315
Income tax benefit	(207,724)	(17,836)
	316,166	28,479
Minority share of unrealized loss	(871)	(1,205)
Net change in unrealized loss on derivative instruments included in comprehensive income	315,295	27,274
Balance, end of period	$(423,070)	$(410,812)

Accumulated Other Comprehensive Income
Balance, beginning of period	$370,857	$294,818
Net change in marketable equity securities	(361,828)	17,607
Net change in derivative instruments	315,295	27,274
Net change in unrealized gain (loss) included in comprehensive income	(46,533)	44,881
Balance, end of period	$324,324	$339,699

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars in thousands)
Comprehensive Income
Net Income	$41,566	$43,373	$161,671	$98,965
Net change in unrealized gain (loss) included in comprehensive income	(7,192)	41,897	(46,533)	44,881
	$34,374	$85,270	$115,138	$143,846

20.         Business Segment Information

Financial data for TDS’s business segments for each of the three and nine month periods ended or at September 30, 2005 and 2004 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three months ended or at September 30, 2005	U.S.	TDS Telecom			Other Reconciling
	Cellular	ILEC	CLEC	Other(3)	Items (1)	Total
(Dollars in thousands)
Operating revenues	$795,506	$168,569	$60,697	$8,820	$(4,841)	$1,028,751
Cost of services and products	289,925	47,601	26,736	6,172	(545)	369,889
Selling, general and administrative expense	312,777	43,837	29,793	1,389	(4,296)	383,500
Operating income before depreciation, amortization and accretion (2)	192,804	77,131	4,168	1,259	—	275,362
Depreciation, amortization and accretion expense	126,583	33,319	6,998	688	—	167,588
Operating income (loss)	66,221	43,812	(2,830)	571	—	107,774
Other items:
Investment income	17,744	58	—	—	263	18,065
Gain (loss) on investments	—	—	—	—	—	—
Marketable equity securities	270,582	—	—	—	2,526,642	2,797,224
Investment in unconsolidated entities	178,874	3,623	—	—	41,273	223,770
Total assets	5,243,627	1,661,501	152,486	27,245	3,327,256	10,412,115
Capital expenditures	$128,287	$25,105	$7,145	$1,226	$1,546	$163,309

Three months ended or at September 30, 2004 As Restated	U.S.	TDS Telecom			Other Reconciling
	Cellular	ILEC	CLEC	Other(3)	Items (1)	Total
(Dollars in thousands)
Operating revenues	$740,293	$164,838	$56,574	$7,126	$(4,415)	$964,416
Cost of services and products	277,833	43,257	23,800	4,813	(481)	349,222
Selling, general and administrative expense	281,522	43,508	33,311	1,307	(3,934)	355,714
Operating income (loss) before depreciation, amortization and accretion(2)	180,938	78,073	(537)	1,006	—	259,480
Depreciation, amortization and accretion expense	127,503	32,667	9,387	620	—	170,177
Operating income (loss)	53,435	45,406	(9,924)	386	—	89,303
Other items:
Investment income	18,002	175	—	—	139	18,316
(Loss) on investments	—	—	—	—	(491)	(491)
Marketable equity securities	249,571	—	—	—	2,550,444	2,800,015
Investment in unconsolidated entities	165,506	19,630	—	—	24,272	209,408
Total assets	4,985,927	1,836,562	235,340	26,551	3,308,003	10,392,383
Capital expenditures	$130,836	$31,571	$7,198	$2,849	$1,142	$173,596

Nine months ended or at September 30, 2005	U.S.	TDS Telecom			Other Reconciling
	Cellular	ILEC	CLEC	Other(3)	Items (1)	Total
(Dollars in thousands)
Operating revenues	$2,248,542	$494,791	$180,736	$24,083	$(13,755)	$2,934,397
Cost of services and products	819,693	134,234	77,252	16,659	(1,725)	1,046,113
Selling, general and administrative expense	875,316	131,859	89,048	4,235	(12,030)	1,088,428
Operating income before depreciation, amortization and accretion (2)	553,533	228,698	14,436	3,189	—	799,856
Depreciation, amortization and accretion expense	380,860	101,165	21,823	2,063	—	505,911
Operating income (loss)	172,673	127,533	(7,387)	1,126	—	293,945
Other items:
Investment income	50,009	408	—	—	590	51,007
Gain (loss) on investments	551	(51)	—	—	—	500
Marketable equity securities	270,582	—	—	—	2,526,642	2,797,224
Investment in unconsolidated entities	178,874	3,623	—	—	41,273	223,770
Total assets	5,243,627	1,661,501	152,486	27,245	3,327,256	10,412,115
Capital expenditures	$384,844	$59,965	$18,681	$3,204	$4,020	$470,714

Nine months ended or at September 30, 2004 As Restated	U.S.	TDS Telecom			Other Reconciling
	Cellular	ILEC	CLEC	Other(3)	Items (1)	Total
(Dollars in thousands)
Operating revenues	$2,099,058	$487,650	$168,555	$19,519	$(11,182)	$2,763,600
Cost of services and products	793,201	120,250	67,361	13,147	(1,177)	992,782
Selling, general and administrative expense	797,938	130,106	93,656	3,630	(10,005)	1,015,325
Operating income before depreciation, amortization, accretion and gain on assets held for sale (2)	507,919	237,294	7,538	2,742	—	755,493
Depreciation, amortization and accretion expense	363,749	97,639	28,135	1,860	—	491,383
(Gain) on assets held for sale	(725)	—	—	—	—	(725)
Operating income (loss)	144,895	139,655	(20,597)	882	—	264,835
Other items:
Investment income	48,083	525	—	—	303	48,911
(Loss) on investments	(1,830)	—	—	—	(491)	(2,321)
Marketable equity securities	249,571	—	—	—	2,550,444	2,800,015
Investment in unconsolidated entities	165,506	19,630	—	—	24,272	209,408
Total assets	4,985,927	1,836,562	235,340	26,551	3,308,003	10,392,383
Capital expenditures	$394,739	$76,148	$22,250	$4,237	$3,514	$500,888

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

(3)          Represents Suttle Straus.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(Dollars in thousands)
Total operating income from reportable and other segments	$107,774	$89,303	$293,945	$264,835
Total Investment and other income (expense)	(24,551)	(30,916)	18,656	(92,307)
Income before income taxes and minority interest	$83,223	$58,387	$312,601	$172,528

21.         Commitments and Contingencies

Indemnifications

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless. In 2005, TDS paid $7.1 million on behalf of Aerial. As of September 30, 2005, TDS had a liability balance of $4.3 million relating to this indemnity.

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

22.         Subsequent Events

In April 2006, an interexchange carrier for which TDS Telecom provides both originating and terminating access asserted a claim for refund, net of counterclaims, of approximately $10 million for past billed amounts for certain types of traffic. TDS Telecom believes its billing methods and procedures were appropriate under the terms of its state and federal tariffs and will contest this claim.

TDS Telecom has in the past obtained financing from the RTB, which is an agency of the United States of America. In connection with such financings, TDS Telecom purchased stock in the RTB. TDS Telecom has repaid all of its debt to the RTB, but continues to own the RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB, and legislation that would enable these resolutions was passed by both Houses of Congress and was signed into law by the President in November 2005. In order to effect the dissolution and liquidation, shareholders were asked to remit their shares to receive cash compensation for those shares. TDS Telecom remitted its shares and received approximately $100 million from the RTB in the second quarter of 2006. TDS Telecom’s book basis in the RTB stock was approximately $9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS) is a diversified telecommunications company providing high-quality telecommunications services to approximately 6.5 million wireless telephone customers and wireline telephone equivalent access lines. TDS conducts substantially all of its wireless telephone operations through its 81.3%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and its 80%-owned commercial printing and distribution operations subsidiary, Suttle Straus, Inc.

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

The table below summarizes the impacts of the restatement on income from continuing operations before income taxes and minority interest.

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(Increase (decrease) dollars in thousands)
Income From Continuing Operations Before Income Taxes and Minority Interest, as previously reported	$44,185	$169,380
Federal universal service fund contributions	5,132	5,019
Customer contract termination fees	(379)	(614)
Leases and contracts	5,739	4,495
Promotion rebates	719	719
Operations of consolidated partnerships managed by a third party	2,655	1,861
Investment income from entities accounted for by the equity method	(1,262)	(3,830)
Revenue and cost of service accruals	—	(5,702)
Interest income	(112)	(178)
Other items	1,710	1,378
Total adjustment	14,202	3,148
Income From Continuing Operations Before Income Taxes and Minority Interest, as restated	$58,387	$172,528

The table below summarizes the impact on net income and earnings per share as a result of the restatement.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Net Income (Loss)	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$25,151	$0.22	$86,277	$0.75
Federal universal service fund contributions	2,357	0.02	2,303	0.02
Customer contract termination fees	(177)	—	(285)	—
Leases and contracts	3,013	0.03	2,423	0.02
Promotion rebates	334	—	334	—
Operations of consolidated partnerships managed by a third party	965	0.01	674	0.01
Investment income from entities accounted for by the equity method	(626)	(0.01)	(1,901)	(0.02)
Revenue and cost of service accruals	—	—	(3,449)	(0.03)
Income taxes	11,409	0.09	11,833	0.10
Interest income	(68)	—	(108)	—
Other items	1,015	0.01	864	0.01
Total adjustment	18,222	0.15	12,688	0.11
As restated	$43,373	$0.37	$98,965	$0.86

The amounts of the reclassification and elimination entries in the three and nine months ended September 30, 2005 and 2004 are shown in the following table:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Adjustment for Suttle Straus	Intercompany Eliminations	Adjustment for Suttle Straus	Intercompany Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$8,820	$(3,715)	$24,083	$(9,891)
Operating Expenses
Cost of service and products	6,172	309	16,659	908
Selling, general and administrative	1,389	(4,024)	4,235	(10,799)
Depreciation, amortization and accretion	688	—	2,063	—
Total Operating Expenses	8,249	(3,715)	22,957	(9,891)

Operating Income	571	—	1,126	—

Other income (expense), net	(571)	—	(1,126)	—

Total Investment and Other Income (Expense)	(571)	—	(1,126)	—
Income From Continuing Operations Before Income Taxes and Minority Interest	$—	$—	$—	$—

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Adjustment for Suttle Straus	Intercompany Eliminations	Adjustment for Suttle Straus	Intercompany Eliminations
	(Increase/(decrease) dollars in thousands)
Operating Revenue	$7,126	$(3,185)	$19,519	$(8,024)
Operating Expenses
Cost of service and products	4,813	254	13,147	677
Selling, general and administrative	1,307	(3,439)	3,630	(8,701)
Depreciation, amortization and accretion	620	—	1,860	—
Total Operating Expenses	6,740	(3,185)	18,637	(8,024)

Operating Income	386	—	882	—

Other income (expense), net	(386)	—	(882)	—

Total Investment and Other Income (Expense)	(386)	—	(882)	—
Income From Continuing Operations Before Income Taxes and Minority Interest	$—	$—	$—	$—

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

In addition, on September 12, 2005, U.S. Cellular announced that it had entered into a definitive agreement with a subsidiary of ALLTEL Corporation (“ALLTEL”) to exchange certain cellular properties. Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $50 million in cash, subject to working capital adjustments.  U.S. Cellular will record the transaction in the fourth quarter of 2005 and, subject to the results of the valuation analysis which is currently underway, expects to report a pre-tax gain that will increase operating income by approximately $40 - $45 million.  The gain represents the excess of the estimated fair value of the assets and liabilities received over the amount of cash and net book value of the assets and liabilities delivered in the exchange.

On September 19, 2005, U.S. Cellular announced that it would close its Customer Care Center (“CCC”) in Medford, Oregon and transfer the Medford CCC activities to certain of its other CCC’s over the next several months. The costs of exit activities related to closing the Medford CCC are expected to be approximately $2.0 million to $4.0 million over that same time period. Expenses totaling $1.8 million were recorded in the third quarter of 2005 related to the Medford closing.

U.S. Cellular’s operating income in the nine months ended September 30, 2005 increased $27.8 million, or 19%, to $172.7 million from $144.9 million in 2004. The operating income margins (as a percent of service revenues) were 8.3% in 2005 and 7.4% in 2004. Although operating income and margins improved in 2005, TDS expects that there will be pressure on U.S. Cellular’s operating income and margins in the next few years related to the following factors:

•                  costs of customer acquisition and retention;

•                  effects of competition;

•                  increased customer use of its services;

•                  launching service in new areas;

•                  increases in prepaid and reseller customers as a percentage of U.S. Cellular’s customer base; and

•                  continued enhancements to its wireless networks.

The effects of these factors are expected to be mitigated to some extent by the expansion of revenues from additional customers, data-related products and services and newly launched markets.

See “U.S. Cellular Operations.”

TDS Telecom-TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service and Internet access, to rural, suburban and selected small urban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including competitive local exchange carrier operations, by leveraging TDS Telecom’s strength as an incumbent local exchange carrier. TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. TDS Telecom’s strategy includes gaining additional market share and deepening penetration of vertical services within established markets.

TDS Telecom’s operating income in the nine months ended September 30, 2005 increased $1.0 million, or 1%, to $120.1 million from $119.1 million in 2004. The operating income margins were 17.9% in 2005 and 18.2% in 2004. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2005 primarily through the increase in penetration of existing markets by its competitive local exchange operations. Costs increased to accommodate additional customers and services. See “TDS Telecom Operations.”

Financing Initiatives

TDS and its subsidiaries had cash and cash equivalents totaling $1,084.5 million, $1,296.3 million of revolving credit facilities available for use and an additional $75.0 million of bank lines of credit as of September 30, 2005. TDS and its subsidiaries are also generating substantial cash flows from operations. Cash flows from operating activities totaled $681.9 million in the nine months ended September 30, 2005. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS anticipates that it may require funding over the next few years for capital expenditures, for the development of new wireless markets at U.S. Cellular and to further its growth in all markets. TDS believes that cash on hand, expected future cash flows from operations and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures for the foreseeable future. TDS continues to seek to maintain a strong Balance Sheet and an investment grade credit rating.

U.S. Cellular has recently received or will receive licenses covering markets that may not be launched for several years. U.S. Cellular anticipates that it may require financing over the next few years for capital expenditures, for any development of its recently acquired markets and to further its growth in recently launched markets. U.S. Cellular may also determine to finance the development of some or all of the 17 licenses for which Carroll Wireless, L.P. (“Carroll Wireless”) was the winning bidder in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. U.S. Cellular consolidates Carroll Wireless and its general partner, Carroll PCS, Inc., for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”).

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Carroll Wireless expects to receive a full refund of the $228,000 paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million. Pending finalization of Carroll Wireless’s permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4 million, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

Pursuant to the exchange agreement with ALLTEL dated September 12, 2005 discussed above, U.S. Cellular delivered to ALLTEL $50.0 million in cash, subject to working capital adjustments, in connection with the closing on December 19, 2005. U.S. Cellular funded this cash payment through borrowings under its Intercompany Credit Agreement with TDS.  See the “Revolving Credit Facilities” section of Liquidity and Capital Resources for further details of the Intercompany Credit Agreement.

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”), the Federal Financing Bank (“FFB”), and the Rural Telephone Finance Cooperative (“RTFC”). Interest paid with this repayment totaled $0.8 million and prepayment costs were $1.2 million. Unamortized debt issuance costs related to the notes totaling $0.3 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS, RTB, FFB and RTFC debt, held at individual TDS Telecom incumbent local exchange carriers, had a weighted average interest rate of 6.2% and maturity of approximately 15 years. The RUS, RTB and FFB are agencies of the United States Department of Agriculture, and the RTFC is a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry. TDS determined that it was advantageous to repay the RUS, RTB and FFB debt to reduce administrative costs.

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

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the RUS and the RTB plus accrued interest of $0.6 million. TDS Telecom subsidiaries incurred prepayment costs of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS and RTB debt, held at individual TDS Telecom incumbent local exchange carriers, had a weighted average interest rate of 5.5% and maturity of approximately 12 years.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating Revenues increased $170.8 million, or 6%, to $2,934.4 million during the nine months ended September 30, 2005 from $2,763.6 million during the nine months ended September 30, 2004, primarily as a result of a 9% increase in customers and equivalent access lines served. U.S. Cellular’s operating revenues increased $149.4 million, or 7%, to $2,248.5 million in 2005 from $2,099.1 million in 2004 as customers served increased by 475,000, or 10%, since September 30, 2004, to 5,303,000. Of the 10% increase in customers since September 30, 2004, 502,000 were added through U.S. Cellular’s marketing (including reseller) channels while 27,000 net customers were subtracted as a result of divestiture activities, primarily the divestiture to ALLTEL in November of 2004. TDS Telecom’s operating revenues increased $18.7 million, or 3%, to $671.7 million in 2005 from $653.0 million in 2004 as equivalent access lines increased by 42,400 or 4%, since September 30, 2004, to 1,180,400. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $141.7 million, or 6%, to $2,640.5 million in 2005 from $2,498.8 million in 2004 primarily reflecting growth in operations. U.S. Cellular’s operating expenses increased $121.7 million, or 6%, to $2,075.9 million in 2005 from $1,954.2 million in 2004 primarily reflecting costs associated with acquiring customers, and serving and retaining its expanding customer base. TDS Telecom’s expenses increased $17.5 million, or 3%, to $551.5 million in 2005 from $534.0 million in 2004 primarily reflecting increased cost of goods sold for digital subscriber lines and long distance services, and costs related to additional competitive local exchange carrier customers.

Operating Income increased $29.1 million, or 11%, to $293.9 million in 2005 from $264.8 million in 2004. The operating margin was 10.0% in 2005 and 9.6% in 2004 on a consolidated basis. U.S. Cellular’s operating income increased $27.8 million, or 19%, to $172.7 million from $144.9 million in 2004 and its operating margin, as a percentage of service revenues, increased to 8.3% in 2005 from 7.4% in 2004. TDS Telecom’s operating income increased $1.0 million, or 1%, to $120.1 million in 2005 from $119.1 million in 2004 and its operating margin decreased to 17.9% in 2005 from 18.2% in 2004.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments and interest expense. Investment and other income (expense) totaled $18.7 million in 2005 and $(92.3) million in 2004.

Investment income increased $2.1 million, or 4%, to $51.0 million in 2005 from $48.9 million in 2004. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting. Los Angeles SMSA Limited Partnership continues to contribute a significant portion of the total investment income in 2005.

Interest and dividend income increased $127.2 million to $141.4 million in 2005 from $14.2 million in 2004 primarily due to a dividend paid from Deutsche Telekom and higher average rates of interest earned on investments in 2005 than 2004. The Deutsche Telekom dividend was for EUR 0.62 per Deutsche Telekom share in April 2005 or $105.7 million before income taxes. Deutsche Telekom did not pay a dividend in 2004.

Interest expense increased $12.8 million, or 9%, to $160.2 million in 2005 from $147.4 million in 2004 primarily due to interest expense on forward contracts being $17.8 million higher in the nine months ended September 30, 2005 than in the same period of 2004 as a result of higher LIBOR interest rates on certain variable rate forward contracts. Interest expense in the nine months ended September 30, 2005 increased by $15.0 million from the issuances of 30-year 7.5% senior notes and 6.7% senior notes by U.S. Cellular in June 2004 but was offset by $5.9 million and $11.6 million reductions of interest, from the redemptions of U.S. Cellular’s Liquid Yield Option Notes in July 2004 and 7.25% senior notes in August 2004, respectively.

Gain (loss) on investments totaled a net gain of $0.5 million in 2005 and a net loss of $2.3 million in 2004. The net gain in 2005 reflects a working capital adjustment recorded on the investment interests sold by U.S. Cellular and TDS Telecom to ALLTEL in November 2004. In 2004, TDS recorded a $1.8 million loss to reflect impairment in the carrying value of a license held in a non-operational market in Florida that remained with U.S. Cellular after the exchange with AT&T Wireless was completed and also recorded a $0.5 impairment loss on an investment in a telephone company accounted for using the cost method.

Other income (expense), net totaled $(14.0) million in 2005 and $(5.7) million in 2004. In 2005, TDS Telecom recorded prepayment penalties and unamortized debt issuance costs write offs of $2.2 million on the repayment of long-term debt in March and June. In 2005, TDS also incurred $2.9 million of expenses from the Special Common Share proposal and stock dividend described in Note 2 to the financial statements in this Form 10-Q.

Income Tax Expense increased $68.9 million to $127.1 million in 2005 from $58.2 million in 2004 primarily due to higher pretax income in 2005 and tax benefits of $23.8 million recorded in 2004 primarily resulting from the substantial completion of the audit of its federal income tax returns for 1997 through 2001 and claims for research tax credits for prior periods that were allowed in the federal income tax audit. This was partially offset by income tax expense of $11.6 million recorded in the third quarter of 2004 relating to the pending sale of certain assets to ALLTEL. The effective tax rate was 40.7% in 2005 and was 33.7% in 2004. For further analysis and discussion of TDS’s effective tax rates in 2005 and 2004, see Note 4 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Minority Share of (Income) Loss
U.S. Cellular
Minority Public Shareholders’	$(16,991)	$(12,811)
Minority Shareholders’ or Partners’	(6,953)	(6,843)
	(23,944)	(19,654)
Other	(185)	(59)
	$(24,129)	$(19,713)

Income from Continuing Operations totaled $161.3 million, or $1.39 per diluted share, in 2005 compared to $94.6 million, or $0.82 per diluted share, in 2004.

Discontinued Operations.

TDS is a party to an indemnity agreement with T-Mobile USA, Inc. (“T-Mobile”) regarding certain contingent liabilities for Aerial Communications, Inc. (“Aerial”), a former subsidiary of TDS. TDS has recorded an accrual for expenses, primarily tax related, resulting from Aerial’s merger into VoiceStream Wireless Corporation (“VoiceStream”) in 2000. TDS paid $7.1 million in the nine months ended September 30, 2005 related to accrued liabilities for discontinued operations.

In the third quarter of 2005, TDS recorded a gain of $0.3 million ($0.5 million, net of a $0.2 million income tax expense), or $0.00 per diluted share, for discontinued operations relating to a reduction in this indemnity accrual due to the favorable outcome of a state tax audit which reduced the potential indemnity obligation.

In the third quarter of 2004, TDS recorded a gain of $7.0 million ($4.4 million, net of a $2.6 million income tax benefit), or $0.04 per diluted share, for discontinued operations relating to a reduction in indemnity accrual due to favorable outcomes of federal and state tax audits which reduced the potential indemnity obligation.

Net Income Available to Common totaled $161.5 million, or $1.39 per diluted share, in 2005 and $98.8 million, or $0.86 per diluted share, in 2004, as adjusted for the effects of the Special Common Share stock dividend. See Note 2 – Stock Dividend, to the financial statements included in this Form 10-Q for adjustment discussion.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 81.3%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. Growth in the customer base is the primary reason for the growth in U.S. Cellular’s revenues and expenses. The number of customers served increased by 10% since September 30, 2004, to 5,303,000 from 4,828,000, primarily due to customer additions from its marketing channels.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, net of markets that it has agreed to divest, either majority or minority interests in 242 wireless markets at September 30, 2005. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of September 30, 2005 follows:

Number of Markets
Consolidated markets (1)	176
Consolidated markets to be divested pursuant to existing agreements (2)	(2)
Consolidated markets to be acquired pursuant to existing agreements (3)	44
Minority interests accounted for using equity method (4)	19
Minority interests accounted for using cost method (5)	5
Total markets to be owned after completion of pending transactions	242

(1)               U.S. Cellular owns a controlling interest in each of these markets. This includes a controlling interest in one license that U.S. Cellular purchased from Cingular Wireless LLC (“Cingular”) on April 1, 2005.

(2)               U.S. Cellular will divest two markets to a subsidiary of ALLTEL pursuant to an agreement dated September 12, 2005. The transaction closed on December 19, 2005.

(3)               U.S. Cellular owns rights to acquire controlling interests in 44 additional wireless licenses. Of such 44 licenses 15 result from the acquisition agreement with ALLTEL dated September 12, 2005, which closed on December 19, 2005. An additional 20 licenses result from an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular, which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. The remaining 9 licenses relate to Carroll Wireless, L.P. (“Carroll Wireless”), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes. Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Of the 17 licenses for which Carroll Wireless was the winning bidder, eight are in markets in which U.S. Cellular currently owns spectrum; the other nine markets represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets. Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.

(4)               Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(5)               Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Nine Months Ended or At September 30,
	2005	2004
		(As Restated)
As of September 30, (1a)
Total market population (2)	44,690,000	45,581,000
Customers (3)	5,303,000	4,828,000
Market penetration (4)	11.9%	10.6%
Total full-time equivalent employees	7,375	6,475
Cell sites in service	5,149	4,713
For the Nine Months Ended September 30, (1b)
Net customer additions (5)	352,000	477,000
Net retail customer additions (5)	281,000	359,000
Average monthly service revenue per customer (6)	$45.10	$47.00
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8)	$446	$390

(1a)         Amounts in 2005 include: (i) the market acquired from Cingular in April 2005 and (ii) the two markets U.S. Cellular has agreed to divest to ALLTEL pursuant to the agreement signed in September 2005;  and do not include (i) the six markets sold to AT&T Wireless in February 2004, (ii) the two markets sold to ALLTEL in November 2004 or (iii) the 15 markets U.S. Cellular has agreed to acquire from ALLTEL pursuant to the agreement signed in September 2005. Amounts in 2004 do not include the market acquired from Cingular in April 2005 or the six markets sold to AT&T Wireless in February 2004.

(1b)        Amounts in 2005 include (i) the results from April 1, 2005 through September 30, 2005 of the market acquired from Cingular in April 2005 and (ii) the results from January 1, 2005 through September 30, 2005 of the two markets U.S. Cellular has agreed to divest to ALLTEL pursuant to the agreement signed in September 2005; and do not include the results for the entire period of (i) the six markets sold to AT&T Wireless in February 2004, (ii) the two markets sold to ALLTEL in November 2004 or (iii) the 15 markets U.S. Cellular has agreed to acquire from ALLTEL pursuant to the agreement signed in September 2005. Amounts in 2004 include (i) the results from January 1, 2004 through February 17, 2004 of the six markets sold to AT&T Wireless in February 2004, and (ii) the results for the entire period of the two markets sold to ALLTEL in November 2004.

(2)               Represents 100% of the population of the markets in which U.S. Cellular has a controlling financial interest for financial reporting purposes, as determined using Claritas 2004 and 2003 population estimates for 2005 and 2004, respectively. As of September 30, 2005, such population includes the total market population of the market acquired from Cingular in April 2005.  As of September 30, 2004, such population includes one additional market consolidated pursuant to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) as of January 1, 2004. This market was subsequently sold in November 2004 and is therefore not included at September 30, 2005. The total market population of the six markets sold to AT&T Wireless in February 2004 is not included in the amounts for 2005 or 2004, as the customers sold to AT&T Wireless are not included in U.S. Cellular’s consolidated customer base as of September 30, 2005 or 2004. The total market population of the two markets sold to ALLTEL in November 2004 is not included in the amounts for 2005, as the customers sold to ALLTEL are not included in U.S. Cellular’s consolidated customer base as of September 30, 2005, but such total market population and customers are included as of September 30, 2004. The population of markets in which U.S. Cellular has deferred the acquisition of licenses from AT&T Wireless is not included in the total population for any period, nor is the population of markets for which Carroll Wireless was the winning bidder in the FCC’s Auction 58.

(3)               U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2005	2004
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,475,000	4,233,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	538,000	433,000
Total postpay customer base	5,013,000	4,666,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	290,000	162,000
Total customers	5,303,000	4,828,000

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

(6)               U.S. Cellular uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)

Service Revenues	$2,092,889	$1,953,991
Divided by average customers during period (000s) *	5,156	4,619
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$45.10	$47.00

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

On September 12, 2005, U.S. Cellular announced that it had entered into a definitive agreement with a subsidiary of ALLTEL to exchange certain cellular properties. Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $50 million in cash, subject to working capital adjustments.  U.S. Cellular will record the transaction in the fourth quarter of 2005 and, subject to the results of the valuation analysis which is currently underway, expects to report a pre-tax gain that will increase operating income by approximately $40 - $45 million.   The gain represents the excess of the estimated fair value of the assets and liabilities received over the amount of cash and net book value of the assets and liabilities delivered in the exchange.

On November 30, 2004, U.S. Cellular completed the sale of two consolidated properties and five minority interests to ALLTEL for $80.2 million in cash, including repayment of debt and working capital that was adjusted in the first quarter of 2005. The consolidated markets sold to ALLTEL are included in consolidated operations in 2004 but are excluded in 2005.

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

Operating revenues increased $149.4 million, or 7%, to $2,248.5 million in 2005 from $2,099.1 million in 2004. The major components of operating revenues are shown in the table below.

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Retail service	$1,839,936	$1,688,330
Inbound roaming	107,842	136,788
Long-distance and other service revenues	145,111	128,873
Service Revenues	2,092,889	1,953,991
Equipment sales	155,653	145,067
	$2,248,542	$2,099,058

Service revenues increased $138.9 million, or 7%, to $2,092.9 million in 2005 from $1,954.0 million in 2004. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase in service revenues was primarily due to the growing number of retail customers. Monthly service revenue per customer averaged $45.10 and $47.00 for the nine months ended September 30, 2005 and 2004, respectively. See footnote 6 to the table above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $151.6 million, or 9%, to $1,839.9 million in 2005 from $1,688.3 million in 2004. Growth in U.S. Cellular’s customer base, an increase in average monthly retail minutes of use per customer and growth in revenues from data products and services were the primary reasons for the increase in retail service revenue. The number of customers increased 10% to 5,303,000 at September 30, 2005, from 4,828,000 at September 30, 2004. Of the 10% increase in customers since September 30, 2004, 502,000 were added through U.S. Cellular’s marketing (including reseller) distribution channels while 27,000 net customers were subtracted as a result of acquisition and divestiture activities, primarily the divestiture to ALLTEL in November 2004.

Monthly retail minutes of use per customer increased to 617 in 2005 from 529 in 2004. The increase in monthly local retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. U.S. Cellular anticipates that the percentage growth in the customer base in U.S. Cellular’s wireless markets will be lower in the future, primarily as a result of the increased competition in its markets and the increasing maturity of the wireless marketplace. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

The impact on retail service revenue of the increase in average monthly retail minutes of use was offset by a decrease in average revenue per minute of use in 2005. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited inbound call minutes in certain pricing plans. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 12% at September 30, 2004 to 16% at September 30, 2005. U.S. Cellular anticipates that U.S. Cellular’s average revenue per minute of use will continue to decline in the future, reflecting increased competition and penetration of the consumer market.

Revenues from data products and services increased to $92.3 million in 2005 from $44.1 million in 2004, as U.S. Cellular’s easyedgeSM products were enhanced and made available in all of its markets. Also, amounts billed to customers to recover the cost of contributions to the federal universal service fund and costs related to other federal mandates such as E-911 capability and wireless number portability increased $29.3 million for the nine months ended September 30, 2005.

As a result of the above factors, average monthly retail service revenue per customer decreased 2% to $39.65 in 2005 from $40.61 in 2004.

Inbound roaming revenues decreased $29.0 million, or 21%, to $107.8 million in 2005 from $136.8 million in 2004. The decrease in revenue primarily related to the decline in revenue per roaming minute of use, partially offset by an increase in roaming minutes of use. The decline in revenue per minute of use is primarily due to the general downward trend in historical negotiated rates. The increase in inbound roaming minutes of use was driven by the overall growth in the number of customers as well as the increase in minutes of use per customer throughout the wireless industry.

U.S. Cellular anticipates that the rate of growth in inbound roaming minutes of use will stabilize over the next several quarters, reflecting continued growth in wireless customers throughout the industry, and that the average inbound roaming revenue per minute of use will continue to decline over the next several quarters, reflecting the continued general downward trend in negotiated rates.

Long-distance and other service revenues increased $16.2 million, or 13%, to $145.1 million in 2005 from $128.9 million in 2004. The increase primarily reflected a $12.8 million increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds. Of this amount, $5.1 million represented a one-time payment to U.S. Cellular related to claims for prior periods; this effect was mostly offset by a $4.4 million one-time repayment to USAC for reimbursements that were previously received but for which USAC later determined U.S. Cellular was not eligible. In the nine months ended September 30, 2005, U.S. Cellular was eligible to receive such funds in five states compared to three states in the same period in 2004.

Equipment sales revenues increased $10.6 million, or 7%, to $155.7 million in 2005 from $145.1 million in 2004. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and current customers, as well as revenues from the sales of handsets to agents. In 2005, U.S. Cellular continued to focus on retaining customers by offering current customers new handsets similar to those offered to new customers as the expiration dates of customers’ service contracts approached.

U.S. Cellular also continued to sell handsets to agents; this practice enables U.S. Cellular to provide better control over handset quality, establish roaming preferences and pass along quantity discounts. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future, and that it will continue to provide rebates to agents who provide handsets to new and current customers. Equipment sales revenues from handset sales to agents are recognized upon delivery of the related products to the agents, net of anticipated agent rebates. In most cases, the agents receive the rebates from U.S. Cellular at the time these agents provide handsets to sign up new customers or renew current customers.

The primary driver to the increase in equipment sales revenues in 2005 was an increase of 7% in the total number of handsets sold. An increase in handset sales to agents was partially offset by a decrease in handset sales to new customers, reflecting a 2% decline in customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer activations”) and a decrease in handsets provided to current customers for retention purposes. The average revenue per handset sold was relatively stable in 2005 compared to 2004.

The total cost of equipment sold increased $17.7 million, or 5%, to $374.9 million in 2005 from $357.2 million in 2004, primarily due to the increase in the number of handsets sold. Total handset revenues have grown at approximately the same rate as the total cost of equipment sold, reflecting some stabilizing in the discounting of handsets sold to new customers and existing customers who renew service with U.S. Cellular at the time of contract expiration. Handset discounting is a common practice throughout the wireless industry. Although substantial handset discounting is expected to continue for the next several quarters, the level of discounts is not expected to change significantly.

Operating expenses increased $121.7 million, or 6%, to $2,075.9 million in 2005 from $1,954.2 million in 2004.

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$444,811	$436,047
Cost of equipment sold	374,882	357,154
Selling, general and administrative	875,316	797,938
Depreciation, amortization and accretion	380,860	363,749
Gain on assets held for sale	—	(725)
	$2,075,869	$1,954,163

System operations expenses (excluding depreciation, amortization and accretion) increased $8.8 million, or 2%, to $444.8 million in 2005 from $436.0 million in 2004. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. The components of system operations expenses were as follows:

•                       maintenance, utility and cell site expenses increased $21.5 million, or 16%, primarily driven by a 9% increase in the number of cell sites within U.S. Cellular’s network, to 5,149 in 2005 from 4,713 in 2004, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also by launching operations in new markets.

•                       the cost of network usage for U.S. Cellular’s systems increased $21.5 million, or 15%, as total minutes used on U.S. Cellular’s systems increased 35% in 2005, partially offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network; such network usage costs represent the costs U.S. Cellular incurs to deliver minutes of use on its network to interconnecting wireline networks; and

•                       expenses incurred when U.S. Cellular’s customers used other wireless carriers’ networks while roaming decreased $34.2 million, or 22%. Factors contributing to the decline included:  1) reductions in cost per minute, primarily resulting from the ongoing decline in negotiated roaming rates; 2) the availability of U.S. Cellular’s network in markets launched in 2004 and 2005 which largely eliminated the need for its customers to incur more expensive roaming charges in those markets; and 3) the sales of markets to AT&T Wireless and ALLTEL in 2004, which eliminated the roaming costs previously incurred by those markets’ customers.

In total, U.S. Cellular expects system operations expenses to increase over the next few quarters, driven by the following factors:

•                       increases in the number of cell sites within U.S. Cellular’s network as it continues to add capacity and enhance quality in all markets, and continues development activities in recently launched markets; and

•                       increases in minutes of use, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks.

Cost of equipment sold increased $17.7 million, or 5%, to $374.9 million in 2005 from $357.2 million in 2004. The change was primarily due to a 7% increase in the number of handsets sold and partially offset by a 2% decrease in the average cost per handset. An increase in handset sales to agents was the primary driver of the increase in the number of handsets sold, as the number of handsets provided to customers for retention purposes decreased slightly and the number of gross customer activations from marketing channels decreased 2%. The primary driver of the decrease in average cost per handset was the overall decline in average handset pricing, partially offset by the increase in sales of higher cost data-enabled handsets which increasingly include other value-added features such as cameras. Data-enabled handsets are required for customers to access U.S. Cellular’s easyedgeSM suite of services.

Selling, general and administrative expenses increased $77.4 million, or 10%, to $875.3 million in 2005 from $797.9 million in 2004. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers, the non-network costs of serving customers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2005 is primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the 10% increase in U.S. Cellular’s customer base and a 14% increase in full-time equivalent employees. Selling, general and administrative expenses were also affected by the following factors:

•                       a $16.9 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and 2005, and also related to increases in specific sponsorships and segment and direct marketing programs;

•                       a $15.5 million increase in expenses related to federal USF contributions, driven by increases in both total retail service revenues, upon which contributions are based, and the specified contribution rates.  Most of the payments made for USF contributions are offset by increases in retail service revenues for amounts passed through to customers;

•                       a $9.6 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                       a $5.3 million decrease in amounts billed to AT&T Wireless and ALLTEL for transition services, which were provided subsequent to the completion of the sale and exchange transactions with those companies. Such billings offset selling, general and administrative expenses U.S. Cellular incurred to provide such services; and

•                       a $7.1 million decrease in bad debt expense, primarily attributable to the improvement in U.S. Cellular’s collections of outstanding accounts receivable in 2005.

Sales and marketing cost per gross customer activation increased 14% to $446 in 2005 from $390 in 2004, primarily due to increased handset subsidies, sales employee-related expenses and advertising expenses, partially offset by a decrease in commissions and agent-related payments. U.S. Cellular uses this measurement to assess both the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer activation is not calculable using financial information derived directly from the Consolidated Statements of Operations. The definition of sales and marketing cost per gross customer activation that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer activation for each period:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands, Except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$388,863	$357,899
Cost of equipment sold to new customers (2)	283,078	249,160
Less equipment sales revenue from new customers (3)	(172,181)	(158,653)
Total costs	$499,760	$448,406
Gross customer activations (000s) (4)	1,121	1,149
Sales and marketing cost per gross customer activation	$446	$390

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$875,316	$797,938
Less expenses related to serving and retaining customers	(486,453)	(440,039)
Selling, general and administrative expenses related to the acquisition of new customers	$388,863	$357,899

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Cost of equipment sold as reported	$374,882	$357,154
Less cost of equipment sold related to the retention of current customers	(91,804)	(107,994)
Cost of equipment sold to new customers	$283,078	$249,160

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$155,653	$145,067
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(21,272)	(22,020)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	37,800	35,606
Equipment sales revenues from new customers	$172,181	$158,653

(4)          Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 5% to $12.82 in 2005 from $13.51 in 2004. The decrease reflects the net effect of the reduction in bad debt expense as discussed above, higher selling, general and administrative expenses as discussed above, including higher employee-related expenses overall and handset equipment subsidies related to retention transactions, and the higher average customer base. U.S. Cellular uses this measurement to assess the cost of serving and retaining its customers on a per unit basis.

This measurement is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$875,316	$797,938
Less selling, general and administrative expenses related to the acquisition of new customers	(388,863)	(357,899)
Add cost of equipment sold related to the retention of current customers	91,804	107,994
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(21,272)	(22,020)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	37,800	35,606
Net cost of serving and retaining customers	$594,785	$561,619
Divided by average customers during period (000s) (2)	5,156	4,619
Divided by nine months in each period	9	9
Average monthly general and administrative expenses per customer	$12.82	$13.51

(1)          These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)          Average customers for the nine month periods were previously defined in footnote 6 to the table of summarized operating data.

Depreciation, amortization and accretion expense increased $17.2 million, or 5%, to $380.9 million in 2005 from $363.7 million in 2004. The majority of the increase reflects a $20.4 million, or 6%, increase in depreciation expense, primarily driven by rising average fixed asset balances, which increased 12% in 2005. Increased fixed asset balances in 2005 resulted from the following factors:

•                  the addition of 436 cell sites to U.S. Cellular’s network since September 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•                  the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2005, additional depreciation expense was recorded related to the following:

•                  $8.4 million of write-downs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•                  $4.0 million of write-downs of certain TDMA digital radio equipment related to its disposal or consignment for future sale. This write-down was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition.

In 2004, a change in the useful lives of certain asset categories increased depreciation expense $12.1 million. Also, certain TDMA digital radio equipment consigned to a third party for future sale was written down by $11.3 million prior to its consignment, increasing depreciation expense by that amount.

Additionally in 2004, in preparation for the implementation of a fixed asset management and tracking software system, including a bar code asset identification system, U.S. Cellular conducted a physical inventory review of its cell site fixed assets. U.S. Cellular completed the inventory in the fourth quarter of 2004. U.S. Cellular estimated that the review, when completed, would result in a write-down of certain assets with a net book value of approximately $4.0 million, and charged $4.0 million to depreciation expense for the estimated write-down in the second quarter of 2004.

Amortization and accretion expense decreased $3.3 million, or 9%, to $33.1 million in 2005 from $36.4 million in 2004, primarily representing a $4.0 million decrease in amortization related to the customer list intangible assets and other amortizable assets acquired in the Chicago market transaction during 2002. Customer list intangible assets are amortized using the declining balance method, which results in declining amortization expense each year.

(Gain) loss on assets held for sale for the first nine months of 2004 includes a gain of $725,000, which represents a reduction of loss on assets held for sale originally reported in the fourth quarter of 2003. This sale of wireless properties in southern Texas to AT&T Wireless was completed in February 2004.

Operating Income

Operating income increased $27.8 million, or 19%, to $172.7 million in 2005 from $144.9 million in 2004. The operating income margins (as a percent of service revenues) were 8.3% in 2005 and 7.4% in 2004. The increase in operating income and operating income margin in 2005 reflects increased service revenues, primarily driven by growth in the number of customers served by U.S. Cellular’s systems, and lower system operations expenses as a percent of service revenues, partially offset by the following factors:

•                  increased selling, general and administrative expense, primarily due to the increase in expenses related to acquiring, serving and retaining additional customers;

•                  increased depreciation, amortization and accretion expense, primarily driven by an increase in average fixed assets related to ongoing improvements to U.S. Cellular’s wireless network;

•                  higher operating costs associated with increased minutes of use and cell sites in service; and

•                  increased equipment subsidies, primarily due to the increase in the per unit discount for handsets sold to new customers as well as to current customers for retention purposes.

U.S. Cellular expects all of the above factors to continue to have an effect on operating income and operating margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating margins to fluctuate over the next several quarters.

U.S. Cellular plans to incur additional expenses during the remainder of 2005 as it competes in its established markets and in recently launched markets, including the St. Louis market which was launched in the third quarter of 2005.  Additionally, U.S. Cellular expects to incur expenses related to its continued marketing of data-related wireless services in the next few years.

The following estimates of full-year 2005 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer activations were updated by U.S. Cellular on February 27, 2006. Such estimates include the impact of commercially launching service in the St. Louis market during the third quarter of 2005 and the estimated impact of the exchange of properties with ALLTEL that was completed on December 19, 2005. The following estimates represent forward-looking statements and should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results		2004 Actual Results
			(As Restated)
Service revenues	Approx. $2.8 billion		$2.62 billion
Depreciation, amortization and accretion expenses	Approx. $515 million		$498.2 million
Operating income	$220-$260 million	(1)	$183.3 million
Net retail customer activations	411,000	(2)	464,000

(1) Includes a gain of $40-$45 million on the exchange of properties with ALLTEL Corp, that was completed on December 19, 2005.

(2) Actual.

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

U.S. Cellular believes there is a seasonality in both service revenues, which tend to increase more slowly in the first and fourth quarters, and operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing activities and customer growth, which may cause operating income to vary from quarter to quarter. U.S. Cellular anticipates that the impact of such seasonality will decrease in the future, particularly as it relates to operating expenses, as the proportion of full year customer activations derived from fourth quarter holiday sales is expected to decline to reflect ongoing, rather than seasonal, promotions of U.S. Cellular’s products.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 42,400 or 4%, since September 30, 2004 to 1,180,400. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.  DSL connections are considered equivalent lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 734,800 equivalent access lines at September 30, 2005, a 1% (9,300 equivalent access lines) increase from 725,500 equivalent access lines at September 30, 2004.

TDS Telecom’s competitive local exchange carrier subsidiaries served 445,600 equivalent access lines at September 30, 2005, an 8% (33,100 equivalent access lines) increase from 412,500 equivalent access lines served at September 30, 2004.

	Nine months ended September 30,
	(Dollars in thousands)
	2005	2004
		(As Restated)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$494,791	$487,650
Operating Expenses	367,258	347,995
Operating Income	127,533	139,655

Competitive Local Exchange Carrier Operations
Operating Revenues	180,736	168,555
Operating Expenses	188,123	189,152
Operating (Loss)	(7,387)	(20,597)

Intercompany revenue elimination	(3,864)	(3,158)
Intercompany expense elimination	(3,864)	(3,158)

TDS Telecom Operating Income	$120,146	$119,058

Operating income increased $1.0 million, or 1%, to $120.1 million in the nine months ended September 30, 2005 from $119.1 million in 2004 driven primarily by an increase in competitive local exchange carrier revenues, offset by increased costs of providing services and products.

The following forward-looking information with respect to anticipated operating revenues, operating income and operating losses was updated by TDS Telecom on February 27, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

	2005 Estimated Results		2004 Actual Results
			(As Restated)
Incumbent Local Exchange Operations:
Revenues	$660-670	million	$658.3	million
Depreciation, amortization and accretion expenses	$135	million	$131.7	million
Operating income	$165-175	million	$183.2	million

Competitive Local Exchange Operations:
Revenues	$235-245	million	$226.3	million
Depreciation, amortization and accretion expenses	$30	million	$38.3	million
Operating income (loss)	$(10)-(5	) million	$(146.1	) million

Incumbent Local Exchange Carrier Operations

Operating revenues increased $7.1 million, or 1%, to $494.8 million in the nine months ended September 30, 2005 from $487.7 million in 2004, primarily due to higher digital subscriber line and long distance subscribers. The increase was impacted by fewer physical access lines and dial-up Internet customers.

	Nine months ended September 30,
	(Dollars in thousands)
	2005	2004
		(As Restated)
Local service	$150,200	$152,979
Network access and long distance	275,452	268,914
Miscellaneous	69,139	65,757
	$494,791	$487,650

Local service revenues decreased $2.8 million, or 2%, to $150.2 million in 2005 from $153.0 million in 2004 primarily due to a 3% decrease in physical access lines, 39% of which was due to loss of second lines that was affected by digital subscriber lines substitution. Lower access lines reduced revenues by approximately $2.7 million partially offset by an increase in advanced calling services revenues, driven by higher penetration.

Network access and long distance revenues increased $6.6 million, or 2%, to $275.5 million in 2005 from $268.9 million in 2004. Revenues from long distance service increased $2.9 million in 2005 reflecting increased long distance customers. As of September 30, 2005, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 316,100 access lines compared to 289,000 access lines at September 30, 2004. Compensation from state and national revenue pools for recovery of expenses of providing network access increased $6.9 million as compared to 2004. These increases were partially offset by a $2.3 million decrease in intrastate switched revenues.

Miscellaneous revenues from Internet, digital subscriber line and other non-regulated lines of business increased $3.3 million or 5%, to $69.1 million in 2005 from $65.8 million in 2004. As of September 30, 2005, TDS Telecom incumbent local exchange carrier operations were providing dial-up Internet service to 89,700 customers compared to 104,800 customers in 2004 and were providing digital subscriber line service to 60,300 customers compared to 33,000 customers in 2004. The net increase in digital subscriber lines in service was the primary cause of the revenue increase, with digital subscriber lines increasing by 27,300 while dial-up Internet customers decreased by 15,100.

Operating expenses increased by $19.3 million, or 6%, to $367.3 million in 2005 from $348.0 million in 2004, primarily reflecting increased cost of services and products.

	Nine months ended September 30,
	(Dollars in thousands)
	2005	2004
		(As Restated)
Cost of services and products (exclusive of depreciation and amortization included below)	$134,234	$120,250
Selling, general and administrative expense	131,859	130,106
Depreciation and amortization	101,165	97,639
	$367,258	$347,995

Cost of services and products increased $13.9 million, or 12%, to $134.2 million in 2005 from $120.3 million in 2004. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $6.0 million of expense increases. Growth in long distance customers combined with increased long distance usage stimulated by call plans increased expense $3.1 million. The remainder of the increase is driven by increased labor and contractor charges.

Selling, general and administrative expenses increased $1.8 million, or 1%, to $131.9 million from $130.1 million in 2004. Expenses grew at a rate comparable to inflation, but the year-to-year increase was impacted by a $1.5 million write-off of development costs incurred for a product not integrated into a service offering in the first quarter of 2004.

Depreciation and amortization expenses increased $3.6 million, or 4%, to $101.2 million in 2005 from $97.6 million in 2004 primarily due to additions to plant in service.

Operating income decreased $12.2 million, or 9%, to $127.5 million in 2005 from $139.7 million in 2004 primarily as a result of the increase in cost of services and products.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service) increased $12.1 million, or 7%, to $180.7 million in 2005 from $168.6 million in 2004, primarily due to the increase in access lines.

	Nine months ended September 30,
	(Dollars in thousands)
	2005	2004
		(As Restated)
Operating Revenues	$180,736	$168,555

Retail revenues increased $15.2 million to $161.8 million in 2005 from $146.6 million in 2004, primarily due to access line growth of 8% or 33,100. Increased access lines added approximately $17.1 million to retail revenues.

Wholesale revenues, which represent charges to incumbent carriers, decreased $3.1 million to $18.9 million in 2005 from $22.0 million in 2004 primarily due to federal and state mandated decreases in access rates, including approximately $4.5 million due to interstate switched access rate decreases. These decreases were partially offset by additional revenues from access line growth.

Operating expenses decreased $1.1 million, or less than one percent, to $188.1 million in 2005 from $189.2 million in 2004.

	Nine months ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$77,252	$67,361
Selling, general and administrative expense	89,048	93,656
Depreciation and amortization	21,823	28,135
	$188,123	$189,152

Cost of services and products increased $9.9 million, or 15%, to $77.3 million in 2005 from $67.4 million in 2004, primarily due to the costs related to providing service to customers added during the period. Access line growth added $5.8 million to cost of goods sold and rate increases from an incumbent carrier for unbundled network elements added another $4.8 million, partially offset by rate decreases in other costs of goods sold.

Selling, general and administrative expenses decreased $4.7 million, or 5%, to $89.0 million in 2005 from $93.7 million in 2004. Sales and marketing expenses have decreased by $3.3 million as a result of changes in strategy on the mix of targeted customers, but have been offset by increased administrative costs including consulting costs. Costs for leased network components also declined $2.1 million and labor charges decreased $1.5 million, partially offset by additional operating costs to support access line growth.

Depreciation and amortization expenses decreased $6.3 million, or 22%, to $21.8 million in 2005 from $28.1 million in 2004 as a result of decreases in the value of fixed assets. In December 2004, TDS Telecom concluded that the long-lived tangible assets of the competitive local exchange carrier operations were impaired and recorded a loss of $87.9 million to reduce the book value of those assets.

Operating loss decreased $13.2 million, or 64%, to $(7.4) million in 2005 from $(20.6) million in 2004, reflecting increased retail revenue driven by access line growth, and operating expense declines year over year as increased costs to service additional access line were offset by reduction in depreciation and selling, general and administrative expense.

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating Revenues increased $64.4 million, or 7%, to $1,028.8 million during the third quarter of 2005 from $964.4 million in 2004 for reasons generally the same as the first nine months.

U.S. Cellular Operating Revenues

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Retail service	$635,610	$583,852
Inbound roaming	42,654	49,572
Long-distance and other service revenues	51,240	49,834
Service Revenues	729,504	683,258
Equipment sales	66,002	57,035
	$795,506	$740,293

U.S. Cellular operating revenues increased $55.2 million, or 7%, to $795.5 million in 2005 from $740.3 million in 2004.

Retail service revenues increased $51.7 million, or 9%, to $635.6 million in 2005 from $583.9 million in 2004, primarily due to a 10% increase in U.S. Cellular’s customer base. The effect of a 16% increase in monthly retail minutes of use per customer, to 639 in 2005 from 553 in 2004, was more than offset by a decrease in average revenue per minute of use in 2005, resulting in a 2% decrease in average monthly retail service revenue per customer.

Inbound roaming revenues decreased $6.9 million, or 14%, to $42.7 million in 2005 from $49.6 million in 2004, for reasons generally the same as for the first nine months of 2005, except that there was no impact on inbound roaming revenue in either period as a result of the sale of markets to AT&T Wireless in February 2004.

Long-distance and other service revenues increased $1.4 million, or 3%, to $51.2 million in 2005 from $49.8 million in 2004. This reflected an increase in competitive eligible telecommunications carrier funds received for the states in which U.S. Cellular is eligible to receive such funds, revenues for 2004 included $3.5 million related to amounts received from prior year’s regulatory filings.

Equipment sales revenue increased $9.0 million, or 16%, to $66.0 million in 2005 from $57.0 million in 2004. The primary drivers for the increase were an increase in handsets sold to agents and an increase in overall revenue per handset, partially offset by the effects of an 8% decrease in gross customer activations. The increase in overall revenue per handset was primarily due to an increase in revenue per handset on handsets sold to agents.

TDS Telecom Operating Revenues

	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$50,477	$51,203
Network access and long distance	94,139	91,185
Miscellaneous	23,953	22,450
	168,569	164,838
Competitive Local Exchange Carrier Operations	60,697	56,574
Intercompany revenue elimination	(1,126)	(1,230)
TDS Telecom Operating Revenues	$228,140	$220,182

TDS Telecom operating revenues increased $7.9 million, or 4%, to $228.1 million during the third quarter of 2005 from $220.2 million in 2004. Competitive local exchange carrier access line equivalents increased 8% since September 30, 2004, while competitive local exchange carrier digital subscriber line customers increased 29%. Incumbent local exchange carrier revenues increased $3.7 million or 2%, due to an 83% increase in digital subscriber line customers since September 30, 2004. In addition compensation from state and national revenue pools for recovery of expenses of providing network access increased. These increases were offset by the loss of physical access lines and dial-up internet customers.

Operating Expenses increased $45.9 million, or 5%, to $921.0 million during the third quarter of 2005 from $875.1 million in 2004 for reasons generally the same as the first nine months.

U.S. Cellular Operating Expenses

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$159,102	$151,102
Cost of equipment sold	130,823	126,731
Selling, general and administrative	312,777	281,522
Depreciation, amortization and accretion	126,583	127,503
	$729,285	$686,858

U.S. Cellular operating expenses increased $42.4 million, or 6%, to $729.3 million in 2005 from $686.9 million in 2004.

System operations expenses (excluding depreciation, amortization and accretion) increased $8.0 million, or 5%, to $159.1 million in 2005 from $151.1 million in 2004. The effects of several offsetting factors, which were generally the same factors that affected system operations expense in the first nine months of 2005, resulted in a net increase in expense during the third quarter of 2005.

Cost of equipment sold increased $4.1 million, or 3%, to $130.8 million in 2005 from $126.7 million in 2004. The primary driver for the increase was an increase in handsets sold to agents, partially offset by an 8% decrease in gross customer activations and a decrease in overall cost per handset. The decrease in overall cost per handset was due to a slight decrease in the cost of data-enabled handsets since the third quarter of 2004.

Selling, general and administrative expenses increased $31.3 million, or 11%, to $312.8 million in 2005 from $281.5 million in 2004. The increase was primarily attributable to the increase in employee-related expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base. Selling, general and administrative expenses were also affected by the following factors:

•                  a $9.7 million increase in advertising expenses, primarily related to the marketing of the U.S. Cellular brand in the markets launched in 2004 and the St. Louis market, which was launched in the third quarter of 2005; and

•                  a $5.2 million increase in expenses related to federal USF contributions, driven by increases in both retail service revenues, upon which contributions are based, and the specified contribution rates.  Most of the payments made for USF contributions are offset by increases in retail service revenues for amounts passed through to customers.

Sales and marketing cost per gross customer activation increased to $491 in the third quarter of 2005 from $407 in 2004, primarily due to increased advertising expenses and handset subsidies. Below is a summary of sales and marketing cost per gross customer activation for each period.

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$144,202	$131,889
Cost of equipment sold to new customers (2)	99,119	86,834
Less equipment sales revenue from new customers (3)	(69,032)	(61,270)
Total costs	$174,289	$157,453
Gross customer activations (000s) (4)	355	387
Sales and marketing cost per gross customer activation	$491	$407

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$312,777	$281,522
Less expenses related to serving and retaining customers	(168,575)	(149,633)
Selling, general and administrative expenses related to the acquisition of new customers	$144,202	$131,889

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Cost of equipment sold as reported	$130,823	$126,731
Less cost of equipment sold related to the retention of current customers	(31,704)	(39,897)
Cost of equipment sold to new customers	$99,119	$86,834

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$66,002	$57,035
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(9,169)	(9,093)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	12,199	13,328
Equipment sales revenues from new customers	$69,032	$61,270

(4)          Gross customer activations represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of current U.S. Cellular customers (“net customer retention costs”), decreased 5% to $12.87 in 2005 from $13.58 in 2004. The decrease primarily represents a reduction in net customer retention costs on a per customer basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$312,777	$281,522
Less selling, general and administrative expenses related to the acquisition of new customers	(144,202)	(131,889)
Add cost of equipment sold related to the retention of current customers	31,704	39,897
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(9,169)	(9,093)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	12,199	13,328

Net cost of serving and retaining customers	$203,309	$193,765
Divided by average customers during period (000s) (2)	5,264	4,757
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$12.87	$13.58

(1)   These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)   Average customers for the three month periods were derived in a manner similar to the average customers definition used in the discussion of operating revenues.

Depreciation, amortization and accretion expense decreased $0.9 million, or 1%, to $126.6 million in 2005 from $127.5 million in 2004. Depreciation expense increased $0.1 million, or less than 1%, to $115.6 million in 2005 from $115.5 million in 2004. The change in depreciation expense primarily reflects rising average fixed asset balances, which increased 11% in the third quarter of 2005, offset by decreases in specific writedowns of fixed assets in 2005 compared to 2004. Such increased fixed asset balances resulted from the following factors:

•                  the addition of 436 cell sites to U.S. Cellular’s network since September 30, 2004; new cell sites were built to improve coverage and capacity in U.S. Cellular’s markets, both in currently served areas as well as in areas where U.S. Cellular has launched or is preparing to launch commercial service; and

•                  the addition of digital radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In the third quarter of 2005, additional depreciation expense was recorded related to the following:

•                  $2.1 million of write-downs of fixed assets related to the disposal of assets or trade-in of older assets for replacement assets; and

•                  $463,000 of write-downs of certain TDMA digital radio equipment related to its disposal or consignment for future sale.

In the third quarter of 2004, additional depreciation expense was recorded related to the following:

•                  $5.2 million addition to depreciation expense related to the write-down of certain assets prior to their disposition;

•                  certain TDMA digital radio equipment consigned to a third party for future sale was written down by $5.1 million prior to its consignment, increasing depreciation expense by that amount. This write-down was necessary to reduce the book value of the assets to be sold to their estimated proceeds from disposition; and

•                  a change in the useful lives of certain asset categories, which increased depreciation expense $2.2 million in 2004.

Amortization and accretion expense decreased $1.0 million, or 9%, to $11.0 million in 2005 from $12.0 million in 2004, primarily representing a $1.1 million decrease in amortization related to customer list intangible assets. Customer list intangible assets are amortized using the declining balance method, which results in declining amortization expense each year.

TDS Telecom Operating Expenses

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Cost of services and products (exclusive of depreciation and amortization included below)	$47,601	$43,257
Selling, general and administrative expense	43,837	43,508
Depreciation and amortization	33,319	32,667
	124,757	119,432
Competitive Local Exchange Carrier Operations
Cost of services and products (exclusive of depreciation and amortization included below)	26,736	23,800
Selling, general and administrative expense	29,793	33,311
Depreciation and amortization	6,998	9,387
	63,527	66,498
Intercompany expense elimination	(1,126)	(1,230)
TDS Telecom Operating Expenses	$187,158	$184,700

TDS Telecom operating expenses increased $2.5 million, or 1%, to $187.2 million in 2005 from $184.7 million in 2004. Incumbent local exchange carrier operating expenses increased $5.3 million, primarily due to $2.9 million of increased cost of providing service to new digital subscriber line customers and long distance customers and $0.6 million of increased depreciation due to increased fixed assets. Expenses from competitive local exchange carrier operations decreased $3.0 million in 2005 as increased costs to service additional access lines were offset by declines in sales and marketing, leased network, labor and depreciation expense.

TDS Operating Income increased $18.5 million, or 21%, to $107.8 million in the three months ended September 30, 2005 from $89.3 million in 2004. U.S. Cellular’s operating income increased $12.8 million while TDS Telecom’s operating income increased $5.5 million.

Investment and Other Income (Expense) totaled $(24.6) million in 2005 and $(30.9) million in 2004.

Investment income decreased $0.2 million, or 1%, to $18.1 million in 2005 from $18.3 million in 2004. Investment income represents TDS’s share of income in unconsolidated entities in which TDS has a minority interest and follows the equity method of accounting.

Interest and dividend income increased $8.1 million to $14.2 million in 2005 from $6.1 million in 2004 primarily due to an increase in the average rate of interest earned on short term funds of 61%.

Gain (loss) on investments totaled a loss of $0.5 million in 2004 reflecting the impairment of an investment in a telephone company accounted for using the cost method. There was no gain (loss) on investments in the third quarter of 2005.

Interest (expense) increased $1.8 million, or 3%, to $53.9 million in 2005 from $52.1 million in 2004 for reasons generally the same as for the first nine months.

Other income (expense), net totaled $(3.0) million in 2005 and $(2.7) million in 2004.

Income Tax Expense increased $21.3 million to $32.8 million in 2005 from $11.5 million in 2004 primarily due to higher pretax income in 2005 and tax benefits of $23.8 million recorded in the third quarter of 2004 primarily resulting from the substantial completion of the audit of its federal income tax returns for 1997 through 2001 and claims for research tax credits for prior periods that were allowed in the federal income tax audit. This was partially offset by income tax expense of $11.6 million recorded in the third quarter of 2004 relating to the pending sale of certain assets to ALLTEL. The effective tax rate was 39.4% in 2005 and 19.6% in 2004. For further analysis and discussion of TDS’s effective income tax rates in the third quarters of 2005 and 2004, see Note 4 - Income Taxes, to the Consolidated Financial Statements included in this Form 10-Q.

Minority Share of (Income) totaled $(9.2) million in 2005 compared to $(7.9) million in the third quarter of 2004.

	Three Months Ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(6,429)	$(4,965)
Minority Shareholders’ or Partners’	(2,734)	(2,904)
	(9,163)	(7,869)
Other	(68)	(35)
	$(9,231)	$(7,904)

Income from Continuing Operations totaled $41.2 million, or $0.36 per diluted share, in 2005 compared to $39.0 million, or $0.33 per diluted share, in 2004.

Discontinued Operations. TDS is a party to an indemnity agreement with T-Mobile USA, Inc. (“T-Mobile”) regarding certain contingent liabilities for Aerial Communications, Inc. (“Aerial”), a former subsidiary of TDS. TDS has recorded an accrual for expenses, primarily tax related, resulting from Aerial’s merger into VoiceStream Wireless Corporation (“VoiceStream”) in 2000. In the third quarter of 2005, TDS recorded a gain of $0.3 million ($0.5 million, net of a $0.2 million income tax expense), or $0.00 per diluted share, for discontinued operations relating to a reduction in this indemnity accrual due to favorable outcome of a state tax audit which reduced the potential indemnity obligation. In the third quarter of 2004, related to the same transaction, TDS recorded a gain of $7.0 million ($4.4 million, net of a $2.6 million income tax benefit), or $0.04 per diluted share, for discontinued operations due to favorable outcomes of federal and state tax audits which reduced indemnity obligation accrual requirements.

Net Income Available to Common totaled $41.5 million, or $0.36 per diluted share, in 2005, compared to $43.3 million, or $0.37 per diluted share, in 2004, as adjusted for the effects of the Special Common Share stock dividend. See Note 2 – Stock Dividend, to the financial statements included in this Form 10-Q for adjustment discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

SFAS No. 123(R), “Share-Based Payment,” was issued in December 2004. In April 2005, the SEC postponed the effective date of SFAS 123(R) until the issuer’s first fiscal year beginning after June 15, 2005. As a result, TDS will be required to adopt SFAS 123(R) in the first quarter of 2006. The statement requires that compensation cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement may reduce net cash flows from operating activities and increase net cash flows from financing activities in periods after adoption. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. TDS has reviewed the provisions of these statements and expects to record additional compensation expense for certain share-based payment transactions, primarily related to stock options, in the Consolidated Statements of Operations upon adoption of SFAS 123(R). See the “Stock-Based Compensation” disclosure in Note 3 to the Consolidated Financial Statements included herein for a discussion of pro forma impact of SFAS 123 on reported net income and earnings per share.

Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28” was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. TDS does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations except to the extent that the statement requires retrospective application for voluntary changes in accounting principle that previously would have been effected in the period of the change under APB No. 20.

Conditional Asset Retirement Obligations

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005. It is effective no later than December 31, 2005. This Interpretation clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. TDS is currently reviewing the requirements of this Interpretation and expects to record an asset retirement obligation in the fourth quarter of 2005 for TDS Telecom’s competitive local exchange carrier.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. In recent years, TDS has generated cash from its operations, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs. TDS anticipates further increases in wireless customers and wireline equivalent access lines, and in revenues and operating expenses. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, market startups and other factors. The following table provides a summary of TDS’s cash flow activities in the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$681,904	$499,246
Investing activities	(601,034)	(450,414)
Financing activities	(167,435)	94,658
Net increase (decrease) in cash and cash equivalents	$(86,565)	$143,490

Cash Flows from Operating Activities

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $681.9 million in the nine months ended September 30, 2005 compared to $499.2 million in 2004. Excluding changes in assets and liabilities, cash flows from operating activities totaled $719.8 million in 2005 and $633.5 million in 2004. Included in the adjustments to reconcile net income to net cash provided by operating activities in 2004 is a deduction for the payment of $68.1 million of accreted interest on the repayment of U.S. Cellular’s Liquid Yield Option Notes. Changes in assets and liabilities, primarily reflecting timing differences in the payment of accounts payable, payment of accrued taxes, receipt of accounts receivable and changes in inventory, required $37.9 million in 2005 and required $134.3 million in 2004. TDS received a $105.7 million dividend from Deutsche Telekom, less foreign tax withholdings of $22.3 million, in the second quarter of 2005. Distributions from unconsolidated investments provided $31.5 million in 2005 and $23.7 million in 2004, as distributions from certain entities were received in the first half of 2005 whereas similar distributions from the same entities were not received until the second half of the year in 2004.

The following table is a summary of the components of cash flows from operating activities:

	Nine months ended September 30,
	2005	2004
		(As Restated)
	(Dollars in thousands)
Net income	$161,671	$98,965
Adjustments to reconcile net income to net cash provided by operating activities	558,437	606,968
Discontinued operations	(340)	(4,351)
Accreted interest on repayment of U.S. Cellular long-term debt	—	(68,056)
	719,768	633,526
Changes in assets and liabilities	(37,864)	(134,280)
	$681,904	$499,246

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire, construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareowners. In recent years, rapid changes in technology and new opportunities have required substantial investments in upgrades to TDS’s networks. Cash flows used for investing activities required $601.0 million in the first nine months of 2005 compared to $450.4 million 2004.

Cash required for capital additions totaled $470.7 million in the nine months ended September 30, 2005 and $500.9 million in 2004. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $384.8 million in 2005 and $394.7 million in 2004 representing expenditures to construct cell sites, to replace retired assets and to improve business systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $60.0 million in 2005 and $76.1 million in 2004 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to obtain new revenue opportunities. TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $18.7 million in 2005 and $22.3 million in 2004 for switching and other network facilities. Corporate and other capital expenditures totaled $7.2 million in 2005 and $7.8 million in 2004.

In 2005, U.S. Cellular’s consolidated subsidiary, Carroll Wireless, paid $120.9 million to the FCC to complete the payment for the licenses in which it was the winning bidder in the FCC’s Auction 58. Also, U.S. Cellular purchased one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $5.2 million in cash. In 2004, net cash received from the sale of wireless properties in southern Texas to AT&T Wireless totaled $96.9 million. A working capital adjustment of $0.6 million for cash received was made on this transaction in the first quarter of 2005. Cash paid for the acquisition of certain minority interests in several wireless markets in which U.S. Cellular already owned a controlling interest totaled $40.4 million in 2004. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section for more information on these transactions.

Cash Flows from Financing Activities

Cash flows from financing activities required $167.4 million in the nine months ended September 30, 2005, and provided $94.7 million in 2004. Cash received from short-term borrowing under TDS’s revolving line of credit provided $350.0 million in 2005, and $355.0 million in 2004, while repayments required $380.0 million in 2005 and $300.0 million in 2004. Issuances of long-term debt, consisting of $116.25 million of 6.625% notes by TDS provided proceeds after underwriting discounts of $112.8 million in 2005. Repayments of long-term debt, including RUS debt, required $258.6 million in 2005. In 2004, U.S. Cellular issued $330 million in aggregate principal amount of unsecured 7.5% senior notes and $100 million in aggregate principal amount of unsecured 6.7% senior notes. The $412.5 million net proceeds from the long-term debt issuances in 2004 were used to redeem U.S. Cellular’s Liquid Yield Option Notes for $163.3 million. The Liquid Yield Option Notes redemption includes the repayment of principal amount of the original debt of $95.2 million, presented as an item reducing cash flow from financing activities, and the payment of $68.1 million of accreted interest, presented as an item reducing cash flow from operating activities. The balance of the net proceeds, together with borrowings under the revolving credit agreement, was used in 2004 to redeem all $250 million of U.S. Cellular’s 7.25% senior notes. TDS treasury shares reissued for stock options exercised and other benefit plans provided $18.2 million in 2005 and $29.6 million in 2004. U.S. Cellular treasury shares reissued for stock options exercised and other benefit plans provided $22.2 million in 2005 and $4.9 million in 2004. Dividends paid on TDS Common Shares, Special Common Shares and Preferred Shares, required $30.4 million in 2005 and $28.5 million in 2004.

There were no TDS Common Share or Special Common Share repurchases in the nine months ended September 30, 2005. During the nine months ended September 30, 2004, cash required for the repurchase of TDS Common Shares totaled $14.9 million. In total, TDS repurchased 214,800 Common Shares for an average price of $69.15 per share including commissions in 2004. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003. In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions. No U.S. Cellular Common Shares were repurchased in the nine months ended September 30, 2005. The repurchase is reported in Other financing activities on the Consolidated Statement of Cash Flows.

LIQUIDITY AND CAPITAL RESOURCES

TDS generates substantial internal funds from the operations of U.S. Cellular and TDS Telecom. Cash flows from operating activities totaled $681.9 million in the first nine months of 2005 compared to $499.2 million in 2004. TDS and its subsidiaries had cash and cash equivalents totaling $1,084.5 million at September 30, 2005.

TDS believes that cash flows from operating activities, existing cash and cash equivalents, funds available from line of credit arrangements and access to long-term debt provide sufficient financial resources to finance TDS’s near-term capital, business development and expansion expenditures. TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs. TDS and its subsidiaries anticipate accessing public and private capital markets to issue debt and equity securities when and if capital requirements, financial market conditions and other factors warrant.

However, the availability of financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, many of which are not in TDS’s control. If at any time financing is not available on acceptable terms, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS cannot provide assurances that circumstances that could materially adversely affect TDS’s liquidity or capital resources will not occur.  Economic downturns, changes in financial markets or other factors could affect TDS’s availability of liquidity and capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition and share repurchase programs.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At September 30, 2005, this credit facility had $596.6 million available for use, net of $3.4 million committed to support outstanding letters of credit. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. At September 30, 2005, the contractual spread was 45 basis points (the one-month LIBOR rate was 3.86% at September 30, 2005). Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points (the prime rate was 6.75% at September 30, 2005).

TDS also has $75 million of direct bank lines of credit at September 30, 2005, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2005, this credit facility had $699.7 million available for use, net of $0.3 million of outstanding letters of credit. This credit facility expires in December 2009. Generally, borrowings bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At September 30, 2005, the contractual spread was 45 basis points. Under certain circumstances, with less than two days’ notice of intent to borrow, interest on borrowings are at the prime rate less 50 basis points.

Since the interest rates applicable to borrowings under the revolving credit facilities are based in part on TDS’s and U.S. Cellular’s credit rating, TDS’s and U.S. Cellular’s interest costs on such borrowings could increase if their credit ratings from either Standard & Poor’s or Moody’s were lowered. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. Nevertheless a downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. Standard & Poor’s currently rates both TDS and U.S. Cellular at A- with a negative outlook. A third rating agency, Fitch Ratings Ltd. currently rates both TDS and U.S. Cellular at BBB+.  On July 11, 2005, Moody’s Investors Service downgraded TDS and U.S. Cellular from a Baa1 rating with a negative outlook to Baa2 with a stable outlook. As a result of the downgrade, the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under TDS and U.S. Cellular revolving credit facilities increased to 45 basis points from 30 basis points. In addition, the facility fee charged on the revolving credit agreements increased to 15 basis points from 10 basis points.

As disclosed in Note 1 to the Consolidated Financial Statements, TDS and its audit committee concluded on November 9, 2005 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2004 and the first and second quarters of 2005. In addition, due to the restatement, TDS did not file this Form 10-Q by the extended due date of November 14, 2005. On November 10, 2005, Moody’s Investors Service downgraded TDS and U.S. Cellular from a Baa2 rating with a stable outlook to Baa3 and placed the ratings under review for possible downgrade.  The contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the TDS and U.S. Cellular revolving credit facilities increased to 60 basis points from 45 basis points.  In addition, the facility fee increased to 20 basis points from 15 basis points.  Standard & Poor’s did not take any ratings actions holding its rating at A- with a negative outlook and Fitch’s put TDS and U.S. Cellular on Rating Watch Negative and left the ratings unchanged at BBB+.

The restatement and delay in filing of this Form 10-Q also resulted in defaults under the revolving credit agreements and one line of credit agreement.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement and delay in filing of this Form 10-Q.

On November 9, 2005, TDS, as Lender, entered into an Intercompany Revolving Credit Agreement (“Intercompany Credit Agreement”) with U.S. Cellular, as Borrower.  This Intercompany Credit Agreement was entered into to provide U.S. Cellular with a senior revolving credit facility for general corporate purposes, including capital expenditures and working capital.  Amounts could be borrowed, repaid and reborrowed from time to time under the Intercompany Credit Agreement until such facility matured.  The facility was $105 million and the maturity date was December 23, 2005.  As discussed above, U.S. Cellular’s $700 million revolving credit facility was in default and U.S. Cellular was unable to make borrowings thereunder until it obtained waivers from the lenders.  Accordingly, TDS and U.S. Cellular entered into the Intercompany Credit Agreement to permit U.S. Cellular to borrow funds from TDS temporarily until it received such waivers.  Because such waivers were received, this Intercompany Credit Agreement has terminated according to its terms and all borrowings and accrued interest were repaid in full on December 23, 2005.

TDS believes that the Intercompany Credit Agreement included representations and warranties and events of default that are usual and customary for senior facilities of this type. TDS also believes that the Intercompany Credit Agreement contained other terms and conditions that are usual and customary for senior credit facilities of this type, The Intercompany Credit Agreement included limitations on U.S. Cellular and its subsidiaries with respect to liens, indebtedness, sales of assets, consolidations and mergers that are similar to those contained in U.S. Cellular’s $700 million revolving credit facility with unrelated lenders. The Intercompany Credit Agreement did not have any financial covenants.

U.S. Cellular’s Board of Directors unanimously approved the terms and conditions of the Intercompany Credit Agreement and determined that such terms and conditions were fair to U.S. Cellular and all of its shareholders.  TDS’s Board of Directors also unanimously approved the terms and conditions of the Intercompany Credit Agreement and determined that such terms and conditions were fair to TDS and all of its shareholders.

The pricing terms of the Intercompany Credit Agreement were the same as those under the Revolving Credit Facility.  Borrowings bore interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating. As of November 9, 2005, U.S. Cellular’s borrowing rate for a seven-day loan was 4.52% based on the seven day LIBOR rate of 4.07% and a contractual spread of 45 basis points. As a result of the downgrade on November 10, 2005 by Moody’s Investors Services, the contractual spread increased to 60 basis points.

On January 25, 2006, Standard & Poor’s placed its ratings of TDS and U.S. Cellular on Credit Watch with negative implications. The change in ratings did not have an impact on the contractual spread applied to LIBOR in determining the interest rate applicable to the borrowings under the TDS and U.S. Cellular revolving credit facilities.

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

On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) plus accrued interest of $0.6 million. TDS Telecom subsidiaries incurred prepayment costs of $0.6 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.1 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS and RTB debt, held at individual TDS Telecom incumbent local exchange carriers, had a weighted average interest rate of 5.5% and a maturity of approximately 12 years.

On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, and the Federal Financing Bank (“FFB”), all agencies of the United States Department of Agriculture, and the Rural Telephone Finance Cooperative (“RTFC”), a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry. TDS Telecom subsidiaries paid accrued interest of $0.8 million and additional prepayment costs of $1.2 million associated with these repayments. Unamortized debt issuance costs related to the notes totaling $0.3 million were expensed and included in other income (expense), net in the Statements of Operations. The RUS, RTB, FFB and RTFC debt, held at individual TDS Telecom incumbent local exchange carriers, had a weighted average interest rate of 6.2% and a maturity of approximately 15 years. TDS determined it was advantageous to repay the RUS, RTB and FFB debt to reduce administrative costs.

TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

TDS has reclassified its $200.0 million unsecured 7% senior notes to current portion of long-term debt on the Consolidated Balance Sheet as the notes are due in August 2006.

TDS Telecom has in the past obtained financing from the RTB, which is an agency of the United States of America. In connection with such financings, TDS Telecom purchased stock in the RTB. TDS Telecom has repaid all of its debt to the RTB, but continues to own the RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB, and legislation that would enable these resolutions was passed by both Houses of Congress and was signed into law by the President in November 2005. In order to effect the dissolution and liquidation, shareholders were asked to remit their shares to receive cash compensation for those shares. TDS Telecom remitted its shares and received approximately $100 million from the RTB in the second quarter of 2006. TDS Telecom’s book basis in the RTB stock was approximately $9 million.

The late filing of this Form 10-Q and the failure to deliver such Form 10-Q to the trustees of the TDS debt indentures on a timely basis resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and TDS believes that such non-compliance was cured upon the filing of this Form 10-Q.   In addition, the late filing of the Form 10-Q for the period ended September 30, 2005 by U.S. Cellular and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indentures on a timely basis resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and U.S. Cellular believes that such non-compliance was cured upon the filing of this Form 10-Q.   Neither TDS nor U.S. Cellular has failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

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

The investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic wireless investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several wireless partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. TDS’s tax basis in these investments is significantly lower than their current values and, therefore, a sale would trigger a substantial taxable gain.

TDS and its subsidiaries have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold. The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid when due. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity. Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. As of September 30, 2005, such deferred tax liabilities totaled $1,027.5 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. As of the date of filing of this Form 10-Q, TDS and U.S. Cellular believe that they are in compliance with all material covenants and other requirements set forth in the forward contracts.

As disclosed in Note 1 to the Consolidated Financial Statements, TDS and its audit committee concluded on November 9, 2005 that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2004 to restate the financial statements and financial information for each of the three years ended December 31, 2004, including quarterly information for 2004 and 2003, and certain selected financial data for the years 2001 and 2000.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 to restate the financial statements and financial information included therewith.  The restatement and late filing of this Form 10-Q resulted in defaults under certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts.  TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2005 primarily reflect U.S. Cellular’s plans for construction, system and capacity expansion, the buildout of certain of its licensed areas. U.S. Cellular plans to finance its construction program using internally generated cash and short-term and long-term financing. U.S. Cellular’s estimated capital spending for 2005 is currently expected to range from $580 million to $590 million, including any additional capital spending required to facilitate the commercial launch of its services in the St. Louis area. Significant capital expenditures were made prior to 2005 in the St. Louis area to facilitate the provision of service to roaming customers in that market. U.S. Cellular’s capital expenditures for the nine months ended September 30, 2005 totaled $384.8 million.

U.S. Cellular’s 2005 capital expenditures will primarily address the following needs:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas.

•                  Provide additional capacity to accommodate increased network usage by current customers.

•                  Enhance U.S. Cellular’s retail store network and office systems.

TDS Telecom’s anticipated capital expenditures for 2005 are currently expected to range from $130 to $145 million. The incumbent local exchange carriers are expected to spend approximately $95 to $100 million to upgrade plant and equipment to provide enhanced services. The competitive local exchange carrier is expected to spend approximately $25 to $30 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom’s incumbent local exchange carriers’ capital expenditures totaled $60.0 million and the competitive local exchange carrier’s capital expenditures totaled $18.7 million for the nine months ended September 30, 2005. TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions, Exchanges and Divestitures

TDS reviews attractive opportunities to acquire additional telecommunications companies and wireless spectrum, which add value to the business and, thus may be engaged from time-to-time in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. TDS may participate as a bidder, or member of a bidding group, in auctions administered by the FCC as it did in Auction 58. Recently, TDS has been selling or trading markets that are not strategic to long-term success and redeploying capital to markets it believes offer strategic benefits. TDS may from time-to-time be engaged in negotiations relating to the disposition or exchange of other non-strategic properties.

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses and operates certain wireless markets in southern Minnesota.  This interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin.

On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  U.S. Cellular received a letter dated December 15, 2005, from Midwest Wireless Holdings purporting to constitute notice pursuant to certain “tag-along rights” and “drag-along rights” (as defined in the agreements referred to below) under certain agreements relating to U.S. Cellular’s interest in Midwest Wireless Communications.  By letter dated December 30, 2005, Midwest Wireless Holdings was advised on behalf of U.S. Cellular that U.S. Cellular is entitled to exercise certain rights of first refusal with respect to Midwest Wireless Holdings’ interest in Midwest Wireless Communications and demanded that Midwest Wireless Holdings take all steps to afford U.S. Cellular its rights of first refusal.  On January 25, 2006, Midwest Wireless Holdings and Midwest Wireless Communications filed an answer denying U.S. Cellular’s claims, alleging counterclaims of breach of contract and tortious interference with contractual relations and asking for declaratory relief and unspecified damages and costs.  U.S. Cellular intends to vigorously pursue its claims and defend all counterclaims.

If U.S. Cellular is afforded its rights of first refusal, it would be entitled to acquire 100% of Midwest Wireless Communications and control of the wireless markets in southern Minnesota presently operated by Midwest Wireless Communications.  The purchase price for Midwest Wireless Holdings’ interest in Midwest Wireless Communications would be established by agreement of the parties, or by a court order.  If U.S. Cellular is not afforded its rights of first refusal, or determined not to exercise such rights once such rights were afforded to it, U.S. Cellular would be entitled to receive approximately $100 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.

In addition, U.S. Cellular has a 49% interest in an entity accounted for under the equity method, which has an approximately 2.9% interest in Midwest Wireless Holdings. If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.

The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $20.0 million at September 30, 2005.

2005 Activity

On September 12, 2005, U.S. Cellular announced that it had entered into a definitive agreement with a subsidiary of ALLTEL to exchange certain cellular properties. The transaction was completed on December 19, 2005.  Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $50 million in cash, subject to working capital adjustments.  U.S. Cellular will record the transaction in the fourth quarter of 2005 and, subject to the results of the valuation analysis which is currently underway, expects to report a pre-tax gain that will increase operating income by approximately $40 - $45 million.   The gain represents the excess of the estimated fair value of the assets and liabilities received over the amount of cash and net book value of the assets and liabilities delivered in the exchange.

In connection with the pending sale, U.S. Cellular reclassified the assets and liabilities of the properties to be transferred as Assets and Liabilities of Operations Held for Sale on the Consolidated Balance Sheet as of September 30, 2005.

U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58. Carroll Wireless was qualified to bid on spectrum which was available only to companies that fall under the FCC definition of “designated entities,” which are small businesses that have a limited amount of assets. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of all bidding credits to which Carroll Wireless was entitled as a designated entity. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Carroll Wireless expects to receive a full refund of the $228,000 paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of $129.9 million to fund the amount deposited with the FCC; this amount is included in Licenses in the Consolidated Balance Sheet as of September 30, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4 million, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

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

In addition, in the first nine months of 2005 U.S. Cellular purchased one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $5.2 million in cash. These acquisition costs were allocated among U.S. Cellular’s tangible assets, investments in licenses, goodwill and customer lists.

2004 Activity

On September 23, 2004, U.S. Cellular announced that it had entered into a definitive agreement to sell its Daytona Beach, Florida 20 MHz C block personal communications service license to MetroPCS for $8.5 million. In the nine months ended September 30, 2004, U.S. Cellular recorded a loss on investments of $1.8 million to reflect impairment in the carrying value of this license and reclassified the license to Assets of Operations Held for Sale on the Consolidated Balance Sheet. The transaction closed on December 20, 2004.

On August 4, 2004, TDS and U.S. Cellular announced that they had entered into definitive agreements with ALLTEL to sell certain wireless properties. TDS and U.S. Cellular subsidiaries sold three consolidated properties and six minority interests to ALLTEL for approximately $143 million in cash, including repayment of debt and working capital that was adjusted in the first quarter of 2005. TDS reclassified the assets and liabilities of the properties to be transferred to Assets and Liabilities of Operations Held for Sale on the Consolidated Balance Sheet as of September 30, 2004.  The closing of the transaction occurred on November 30, 2005.

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

In addition, in the first nine months of 2004 U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.4 million in cash. These acquisition costs were allocated among U.S. Cellular’s investment in license, goodwill and customer lists.

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

No TDS Common Shares were repurchased in the nine months ended September 30, 2005. As of September 30, 2005, shares remaining available for repurchase under this authorization totaled 824,300. In the nine months ended September 30, 2004, TDS repurchased 214,800 Common Shares under this authorization for an aggregate purchase price of $14.9 million, representing an average per share price of $69.15, including commissions. An additional $5.6 million was paid in January 2004 to settle repurchases that occurred at the end of December 2003.

U.S. Cellular has an ongoing authorization to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. In the nine months ended September 30, 2004, U.S. Cellular repurchased 5,100 U.S. Cellular Common Shares under this authorization for an aggregate purchase price of $204,000, representing an average per share price of $40.04 including commissions. The repurchase is reported in Other financing activities on the Consolidated Statement of Cash Flows.  No U.S. Cellular Common Shares were repurchased in the first nine months of 2005.

TDS paid total cash dividends on its Common Shares, Special Common Shares and Preferred Shares of $30.4 million in the first nine months of 2005 and $28.5 million in 2004. TDS paid quarterly cash dividends per share of $0.0875 in 2005 and $0.0825 in 2004, as adjusted to reflect the stock dividend. Because the stock dividend of Special Common Shares in the Distribution discussed below doubled the number of shares of common stock that are outstanding, following the stock dividend, the TDS Board of Directors established a quarterly cash dividend on all classes of common stock in an amount equal to $0.0875 per share, which is one-half of the immediately preceding quarterly dividend rate. Shareholders of common stock are entitled to dividends only if declared by the TDS Board of Directors.

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

Following effectiveness of the Distribution, at some time in the future TDS may possibly offer to issue Special Common Shares in exchange for all of the Common Shares of U.S. Cellular which are not owned by TDS. TDS currently owns 81.3% of the shares of common stock of U.S. Cellular. A possible U.S. Cellular transaction would cause U.S. Cellular to become a wholly owned subsidiary of TDS. TDS has set no time frame for a possible U.S. Cellular transaction and there are no assurances that a transaction will occur.

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

The following table shows the increases and decreases in contractual and other obligations, as presented in the Annual Report on Form 10-K for the year ended December 31, 2004, as a result of the debt transactions described above:

	Changes in Principal Payments Due by Period
(Dollars in millions)	Additional Long-Term Debt Obligations	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments	Weighted-Avg. Interest Rates on Long-Term Debt Repayments
Less than 1 year	$—	—	$(29.2)	7.9%
2 – 3 years	—	—	(39.5)	5.9%
4 – 5 years	—	—	(37.2)	5.9%
More than 5 Years	116.25	6.625%	(143.9)	5.8%
Total	$116.25	6.625%	$(249.8)	6.1%

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

TDS has certain variable interests in investments in unconsolidated entities where TDS holds a minority interest. The investments in unconsolidated entities totaled $223.8 million as of September 30, 2005 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements. TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless. In 2005, TDS paid $7.1 million on behalf of Aerial. As of September 30, 2005, TDS had a liability balance of $4.3 million relating to this indemnity.

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

Licenses and Goodwill

At September 30, 2005, TDS reported $1,340.5 million of licenses and $840.9 million of goodwill, as a result of acquisitions of wireless licenses and markets, and acquisitions of operating telephone companies. Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed. See footnote 2 to U.S. Cellular’s Summary of Holdings in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

TDS Telecom concluded at the end of 2004 that all of the goodwill associated with the competitive local exchange carrier operations was impaired and also recorded a loss on impairment of intangible assets of $29.4 million.

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

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. U.S. Cellular is also required to return leased retail store premises and office space to their pre-existing conditions. U.S. Cellular determined that it had an obligation to remove long-lived assets in its cell sites, retail sites and office locations as described by SFAS No. 143, and has recorded a $80.1 million liability, included in other deferred liabilities and credits in the Consolidated Balance Sheet, at September 30, 2005.

During the second quarter of 2005, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and made certain changes to those assumptions as a result. Such changes did not have a material impact on U.S. Cellular’s financial condition or results of operations.

TDS Telecom’s incumbent local telephone companies follow the provisions of SFAS No. 71, and therefore conform to the regulatory accounting principles as prescribed by the respective state public utility commissions and the FCC, and where applicable, accounting principles generally accepted in the United States of America. TDS Telecom’s incumbent local telephone carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and a regulatory liability for the amounts of costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes which are in excess of the amounts required to be recorded in accordance with SFAS No. 143. These amounts combined make up TDS Telecom’s asset retirement obligation amounts included in other deferred liabilities and credits on the Consolidated Balance Sheets. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 at September 30, 2005 was $35.4 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 at September 30, 2005 was $33.3 million.

TDS is currently reviewing the requirements of FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” and expects to record an asset retirement obligation in the fourth quarter of 2005 for TDS Telecom’s competitive local exchange carrier.

The table below summarizes the changes in asset retirement obligations during the first nine months of 2005.

	U.S. Cellular	TDS Telecom	TDS Consolidated
	(Dollars in thousands)

Beginning Balance – December 31, 2004	$72,575	$65,000	$137,575
Additional liabilities accrued	4,701	4,253	8,954
Assets of operations held for sale (1)	(1,925)	—	(1,925)
Accretion expense	4,733	—	4,733
Costs of removal incurred in 2005	—	(613)	(613)
Ending Balance – September 30, 2005	$80,084	$68,640	$148,724

(1)          Reclassified to Liabilities of operations held for sale as a result of agreement with ALLTEL in 2005, as described in Note 18 of the Consolidated Financial Statements included in this Form 10-Q.

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition, changes in financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items, such as depreciation expense, for financial statement and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets. TDS must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent TDS believes that recovery is not likely, establish a valuation allowance. Judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. TDS’s current net deferred tax asset totaled $18.6 million, and $43.9 million, as of September 30, 2005 and December 31, 2004, respectively. The net current deferred tax asset primarily represents the deferred tax effects of federal net operating loss carryforwards expected to be utilized in the next twelve months and the allowance for doubtful accounts on accounts receivable.

The temporary differences that gave rise to the noncurrent deferred tax assets and liabilities as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
		(As Restated)
	(Dollars in thousands)
Deferred Tax Asset – noncurrent
Net operating loss carryforwards	$65,642	$61,977
Derivative instruments	279,491	487,216
Other	19,978	38,815
	365,111	588,008
Less valuation allowance	(59,607)	(55,305)
Total Deferred Tax Asset	305,504	532,703

Deferred Tax Liability – noncurrent
Property, plant and equipment	386,471	428,355
Licenses	229,147	241,699
Marketable equity securities	1,027,468	1,284,872
Partnership investments	79,970	66,432
Total Deferred Tax Liability	1,723,056	2,021,358
Net Deferred Income Tax Liability	$1,417,552	$1,488,655

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

The deferred income tax liability relating to marketable equity securities totaled $1,027.5 million, and $1,284.9 million, as of September 30, 2005 and December 31, 2004, respectively. These amounts represent deferred income taxes calculated on the difference between the book basis and the tax basis of the marketable equity securities. Income taxes will be payable when TDS disposes of the marketable equity securities.

TDS is routinely subject to examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. TDS periodically assesses the likelihood of adjustments to its tax liabilities resulting from these examinations to determine the adequacy of its provision for income taxes, including related interest. Judgment is required in assessing the eventual outcome of these examinations. Changes to such assessments affect the calculation of TDS’s income tax expense in the period such a change is made. The IRS recently concluded its examination of TDS’s federal income tax returns for 1997 through 2001 and claims for research tax credits for 1995 through 2001. As a result, TDS paid an additional $6.1 million tax liability to the IRS in October 2005. This amount was recorded in Accrued taxes on the Consolidated Balance Sheet as of September 30, 2005.

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

In the first quarter of 2004, U.S. Cellular adjusted the useful lives of TDMA radio equipment, switch software and antenna equipment. TDMA radio equipment lives were adjusted to be fully depreciated by the end of 2008, which is the latest date the wireless industry will be required by regulation to support analog service. U.S. Cellular currently uses TDMA radio equipment to support analog service, and expects to have substantially all of its digital radio network fully migrated to CDMA 1XRTT or some future generation of CDMA technology by that time with only a limited amount of TDMA radio equipment expected to be in service beyond 2008. The useful lives for certain switch software were reduced to one year from three years and antenna equipment lives were reduced from eight years to seven years in order to better align the useful lives with the actual length of time the assets are in use.

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

Other valuation techniques include a market approach and income approach. The market approach compares the asset group to similar companies whose securities are actively traded. Ratios or multiples of value relative to certain significant financial measures, such as revenue and earnings, are developed based upon the comparable companies. The valuation multiples are applied to the appropriate financial measures of the asset group to indicate its value. The income approach uses a discounted cash flow analysis based on value drivers and risks specific to its asset group. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and determination of terminal value. TDS Telecom concluded at the end of 2004 that it had an impairment of CLEC long-lived assets and recorded a loss on impairment of long-lived assets of $87.9 million.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin LLP, the principal law firm of TDS and its subsidiaries:  Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel and/or an Assistant Secretary of U.S. Cellular and certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries.

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

•      Early redemptions of debt or repurchases of debt, issuance of debt, changes in forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’s Annual Report on Form 10-K for the year ended December 31, 2004, as updated by this Quarterly Report on Form 10-Q to be different from the amounts presented.

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

•      Changes in prices, the number of customers, average revenue per unit, penetration rates, churn rates, selling expenses, net customer retention costs, customers choosing local number portability, roaming rates, access minutes of use, the mix of products and services offered or other business factors could have an adverse effect on TDS’s business, financial condition or results of operations.

•      Changes in roaming partners’ rates for voice and data services and the lack of standards and roaming agreements for wireless data products could place U.S. Cellular’s service offerings at a disadvantage to those offered by other wireless carriers with more nationwide service territories, and could have an adverse effect on TDS’s business, financial condition or results of operations.

•      Changes in access to content for data or video services and in access to new handsets being developed by vendors could have an adverse effect on TDS’s financial condition or results of operations.

•      Changes in agreements with carriers, including video carriers that TDS depends upon to provide packages or a wide range of services could have an adverse effect on TDS’s business, financial condition or results of operations.

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

•      War, conflicts, hostilities, terrorist attacks and/or natural disasters could have an adverse effect on TDS’s businesses.

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

•  A material weakness in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or permit fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations or access to capital markets. Assurances cannot be provided as to when such material weaknesses disclosed herein will be remediated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of September 30, 2005, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

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

TDS Telecom subsidiaries repaid notes with the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) totaling $105.6 million on March 31, 2005. TDS Telecom subsidiaries also paid accrued interest of $0.6 million and incurred prepayment costs of $0.6 million associated with these repayments.  On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, the Federal Financing Bank (“FFB”) and the Rural Telephone Finance Cooperative (“RTFC”). Interest paid with this repayment totaled $0.8 million and incurred prepayment costs of $1.2 million. The RUS, RTB and FFB are agencies of the United States Department of Agriculture, and the RTFC is a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry.

TDS redeemed $17.2 million of medium-term notes in January and February of 2005 which carried interest rates of 9.25 – 9.35%.

The following table shows the changes in the annual requirements for principal payments on such 2005 long-term debt transactions:

	Changes in Principal Payments Due by Period
(Dollars in millions)	Additional Long-Term Debt Obligations	Weighted-Avg. Interest Rates on Additional Long-Term Debt Obligations	Long-Term Debt Principal Repayments	Weighted-Avg. Interest Rates on Long-Term Debt Repayments
2005	$—	—	$(29.2)	7.9%
2006	—	—	(19.5)	5.9%
2007	—	—	(20.0)	5.9%
2008	—	—	(19.5)	5.9%
2009	—	—	(17.7)	5.9%
After 5 Years	116.25	6.625%	(143.9)	5.8%
Total	$116.25	6.625%	$(249.8)	6.1%

Marketable Equity Securities and Derivatives

TDS currently holds a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. The market value of these investments aggregated $2,797.2 million at September 30, 2005. As of September 30, 2005, the net unrealized holding gain, net of tax and minority interest included in Accumulated other comprehensive income in the Consolidated Balance Sheet totaled $747.4 million.

A subsidiary of TDS and U.S. Cellular has entered into forward contracts related to the marketable equity securities that they hold. TDS and U.S. Cellular have the counterparties with guarantees which provide assurance to the counterparties that all principal and interest amounts will be when due. The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, subsidiaries of TDS and U.S. Cellular continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases above the dividends assumed in the contracts, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. If cash is delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability or a deferred tax benefit, based on the difference between the amount of cash paid in the settlement and the net amount realized through maturity.

Deferred taxes have been provided for the difference between the carrying value and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. Such deferred tax liabilities totaled $1,027.5 million at September 30, 2005.

The following table summarizes certain details surrounding the contracted securities as of September 30, 2005.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount
				(000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07 - $16.07	$18.76 - $21.44	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$13.68 - $16.37	1,532,257
				1,754,114
Unamortized debt discount				51,314
				$1,702,800

(1)          The per share amounts represent the range of floor and ceiling prices of all securities monetized.

(2)          U.S. Cellular owns 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at September 30, 2005, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. TDS has no intention of selling any marketable equity securities or canceling any derivative instruments at this time.

	Valuation of investments assuming indicated decrease			September 30, 2005	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	1,958.0	2,237.8	2,517.5	2,797.2	3,076.9	3,356.6	3,636.4
Derivative Instruments(1)	$(8.9)	$(221.0)	$(438.6)	$(686.3)	$(945.1)	$(1,210.5)	$(1,481.2)

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, management concluded that TDS’s disclosure controls and procedures were not effective as of September 30, 2005, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of September 30, 2005, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In connection with the restatement as discussed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the following material weaknesses were identified in TDS’s internal control over financial reporting as of December 31, 2004 which continued to exist at September 30, 2005:

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

Changes in Internal Control Over Financial Reporting

Except the addition of technical accounting personnel as discussed above, there were no changes in TDS’s internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting. Also, as discussed herein, TDS has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

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

TDS PURCHASES OF COMMON SHARES (1)

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2005	—	$—	—	824,300
August 1 – 31, 2005	—	—	—	824,300
September 1 – 30, 2005	—	—	—	824,300
Total for or as of end of the quarter ended September 30, 2005	—	$—	—	824,300

(1)          All of the above Common Shares were purchased under TDS’s publicly announced Common Share repurchase program. The repurchase program does not include TDS Special Common Shares.

The following is additional information with respect to TDS’s publicly announced Common Share repurchase program:

i.                  The program was announced on February 28, 2003 by press release.

ii.               The share amount originally approved for repurchase was 3,000,000 Common Shares (representing a reauthorization of 1,009,746 unpurchased shares under a program that was scheduled to expire in April 2003, plus 1,990,254 shares under a new authorization).

iii.            The expiration date of the program is February 28, 2006.

iv.           No stock repurchase program has expired during the quarter covered by this Form 10-Q.

v.              During, the quarter covered by this Form 10Q, TDS did not make any decision to terminate the foregoing stock repurchase program prior to expiration, or to cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular had no borrowings on its Revolving Credit Facility as of September 30, 2005. During the quarter covered by this Form 10-Q, U.S. Cellular repaid $50.0 million of Revolving Credit Facility borrowings that were outstanding as of June 30, 2005. Such borrowings were repaid with cash flows from operating activities.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 2.1 – Exchange Agreement dated September 12, 2005 between U.S. Cellular and ALLTEL Communications, Inc., is hereby incorporated by reference to Exhibit 2.1 to TDS’s Form 8-K dated September 12, 2005.

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

Exhibit 11 – Computation of earnings per common share is included herein as Note 7 to the Consolidated Financial Statements included in this Form 10-Q.

Exhibit 12 – Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in the Company’s Form 10-K/A for the year ended December 31, 2004. Reference is made to the Company’s Form 10-K/A for the year ended December 31, 2004 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

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
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2005 Third Quarter Form 10-Q