Form 10-K
period 2005-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2006-07-28
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2669023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
30 North LaSalle Street, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number: (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	American Stock Exchange
Special Common Shares, $.01 par value	American Stock Exchange
7.60% Series A Notes due 2041	New York Stock Exchange
6.625% Senior Notes due 2045	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes       No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  ✓

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ✓          Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  ✓

As of June 30, 2005, the aggregate market values of the registrant’s Common Shares, Series A Common Shares, Special Common Shares and Preferred Shares held by non-affiliates were approximately $1.4 billion, $11.3 million, $1.2 billion and $5.3 million, respectively. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of TDS and U.S. Cellular is an affiliate. The June 30, 2005 closing price of the Common Shares was $40.81 and the Special Common Shares was $38.34, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value equal to the value of the number of Common Shares (at $40.81 per share) and of Special Common Shares (at $38.34 per share) into which it was convertible on June 30, 2005.

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 31, 2006, is 51,431,735 Common Shares, $.01 par value, 57,782,076 Special Common Shares, $.01 par value and 6,446,079 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2005 Annual Report to Shareholders, filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2006 Annual Meeting of Shareholders, filed as Exhibit 99.1, hereto, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference (1)
Part I
Item 1.	Business	3
Item 1A.	Risk Factors	57
Item 1B.	Unresolved Staff Comments	71
Item 2.	Properties	71
Item 3.	Legal Proceedings	71
Item 4.	Submission of Matters to a Vote of Security Holders	71
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	72	(2)
Item 6.	Selected Financial Data	73	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	73	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73	(5)
Item 8.	Financial Statements and Supplementary Data	73	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73
Item 9B.	Other Information	77
Part III
Item 10.	Directors and Executive Officers of the Registrant	78	(7)
Item 11.	Executive Compensation	78	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78	(9)
Item 13.	Certain Relationships and Related Transactions	78	(10)
Item 14.	Principal Accountant Fees and Services	78	(11)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	79

(1)            Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005 (“Annual Report”) and from Exhibit 99.1 hereto, which includes certain sections expected to be included in the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2006 Annual Meeting of Shareholders (“Proxy Statement”).

(2)            Annual Report sections entitled “TDS Stock and Dividend Information” and “Market Price per Common Share by Quarter.”

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

(10)     Proxy Statement section entitled “Certain Relationships and Related Transactions.”

(11)     Proxy Statement section entitled “Fees Paid to Principal Accountants.”

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.                      Business

Telephone and Data Systems, Inc. (“TDS”), is a diversified telecommunications service company with wireless telephone and wireline telephone operations. At December 31, 2005, TDS served approximately 6.7 million customers in 36 states, including 5,482,000 wireless telephone customers and 1,183,900 wireline telephone equivalent access lines. United States Cellular Corporation (“U.S. Cellular”) provided 77% of TDS’s consolidated revenues and 60% of consolidated operating income in 2005. TDS Telecom provided 23% of consolidated revenues and 40% of consolidated operating income in 2005. Suttle Straus provided less than 1% of consolidated revenues and operating income in 2005. TDS’s business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer focused telecommunications services.

TDS’s wireless operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular provides wireless telephone service to 5,482,000 customers through the operations of 189 majority-owned (“consolidated”) wireless licenses throughout the United States. Since 1985, when it began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover six market areas in 26 states as of December 31, 2005. Through a 2003 exchange transaction and Federal Communications Commission (“FCC”) Auction 58 (as discussed below), U.S. Cellular has rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market area, including its contiguous Midwest and Southwest market areas, which cover a total population of more than 32 million, and one other market area which covers a total population of more than five million.

TDS conducts its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). At December 31, 2005, TDS Telecom served 1,183,900 equivalent access lines in 30 states through its incumbent local exchange carrier and competitive local exchange carrier telephone companies. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines. An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom’s strategy is to expand by offering additional lines of telecommunications products and services to existing customers and is exploring expansion of its geographic footprint by offering both existing and new products and services to new customers. TDS Telecom may also continue to make opportunistic acquisitions of operating telephone companies and related communications providers. At December 31, 2005, TDS Telecom incumbent local exchange carriers served 735,300 equivalent access lines in 28 states. TDS Telecom also offers services as a competitive local exchange carrier in certain mid-sized cities which are near existing TDS Telecom incumbent local exchange carrier markets. Competitive local exchange carrier is a term that depicts companies that enter the operating areas of incumbent local exchange telephone companies to offer local exchange and other telephone services. At December 31, 2005, TDS Telecom’s competitive local exchange carriers served 448,600 equivalent access lines in five states.

TDS conducts printing and distribution services through its 80%-owned subsidiary, Suttle Straus.

TDS was incorporated in 1968 and changed its corporate domicile from Iowa to Delaware in 1998. TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602. Its telephone number is 312-630-1900. The Common Shares of TDS are listed on the American Stock Exchange under the symbol “TDS.” The Special Common Shares of TDS are listed on the American Stock Exchange under the symbol “TDS.S.” TDS’s 7.60% Series A Notes are listed on the New York Stock Exchange under the symbol “TDA.” TDS’s 6.625% Senior Notes are listed on the New York Stock Exchange under the symbol “TDI.”

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

Possible U.S. Cellular Transaction

On February 18, 2005, TDS disclosed that the TDS Board of Directors unanimously approved the distribution of TDS Special Common Shares in the form of a stock dividend, subject to TDS shareholder approval of an increase in the authorized number of TDS Special Common Shares and certain other conditions.

On April 11, 2005, shareholders of TDS approved the increase in the authorized number of TDS Special Common Shares. As a result, and following the satisfaction of other conditions, the distribution of TDS Special Common Shares became effective on May 13, 2005 to shareholders of record on April 29, 2005. In the distribution, one TDS Special Common Share was distributed in the form of a stock dividend with respect to each TDS Common Share and TDS Series A Common Share issued on April 29, 2005.

TDS also disclosed that, following such action at some time in the future, TDS may possibly offer to issue TDS Special Common Shares in exchange for all of the Common Shares of U.S. Cellular which are not owned by TDS (a “Possible U.S. Cellular Transaction”). TDS currently owns approximately 81.3% of the shares of common stock of U.S. Cellular. TDS disclosed that a Possible U.S. Cellular Transaction would cause U.S. Cellular to become a wholly owned subsidiary of TDS. TDS has set no time frame for a Possible U.S. Cellular Transaction and there are no assurances that a transaction will occur.

See the proxy statement of TDS, dated March 14, 2005, filed with the SEC relating to the Special Common Share proposal for additional information relating to the foregoing.

U.S. Cellular Operations

TDS’s wireless operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular provides wireless telephone service to approximately 5,482,000 customers through the operations of 189 majority-owned (“consolidated”) wireless licenses throughout the United States. Since 1985, when it began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover six market areas in 26 states as of December 31, 2005. Through a 2003 exchange transaction and Federal Communications Commission (“FCC”) Auction 58 (as discussed below), U.S. Cellular owns, directly and indirectly, rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market area, including its contiguous Midwest and Southwest market areas, which cover a total population of more than 32 million, and one other market area which covers a total population of more than five million.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering 164 cellular metropolitan statistical areas (as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission (“FCC”) in designating metropolitan cellular market areas) or rural service areas (as used by the FCC in designating non-metropolitan statistical area cellular market areas) (“cellular licenses”) and 49 personal communications service basic trading areas (used by the FCC in dividing the United States into personal communications service market areas for licenses in Blocks C through F). Of those interests, U.S. Cellular owns controlling interests in 140 cellular licenses and each of the 49 personal communications service basic trading areas. As of December 31, 2005, U.S. Cellular also owned, directly and indirectly, rights to acquire controlling interests in 28 additional personal communications service licenses, through an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now a subsidiary of Cingular Wireless LLC (“Cingular”), and from Auction 58 (as discussed below).

At December 31, 2005, U.S. Cellular was a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”) . U.S. Cellular consolidates Carroll Wireless for financial reporting purposes because it is deemed to have a controlling financial interest in Carroll Wireless. Carroll Wireless participated in FCC wireless spectrum Auction 58, in which eligible participants bid on designated personal communication service spectrum licenses. Carroll Wireless did not own any interests in wireless licenses or any other significant assets as of December 31, 2005. As a result of Auction 58, which ended February 15, 2005, Carroll Wireless was a successful bidder for 17 personal communication service licenses in 12 states for a cost of $129.9 million.

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly in March 2006, Carroll Wireless received a full refund of the amount previously paid to the FCC with respect to the Walla Walla license. See “Wireless Systems Development—Auction 58” for further discussion of U.S. Cellular and Carroll Wireless’s obligations pursuant to Auction 58.

U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of these other two licenses. U.S. Cellular includes the operations of each of these two licenses in its consolidated results of operations. U.S. Cellular also manages the operations of three additional licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. U.S. Cellular accounts for its interests in each of these three licenses using the equity method of accounting.

The following table summarizes the status of U.S. Cellular’s interests in wireless markets at December 31, 2005. Personal communications service markets are designated as “PCS.”

	Total	Cellular	PCS
Consolidated markets (1)	189	140	49
Consolidated markets to be acquired pursuant to existing agreements (2)	28	—	28
Minority interests accounted for using equity method (3)	19	19	—
Minority interests accounted for using cost method (4)	5	5	—
Total markets to be owned after completion of pending transactions	241	164	77

(1)             U.S. Cellular owns a controlling interest in each of the 140 cellular markets and 49 personal communications service markets it included in its consolidated markets at December 31, 2005.

(2)             U.S. Cellular owns rights to acquire controlling interests in 28 additional personal communications service licenses, through an acquisition agreement with AT&T Wireless which was closed in August 2003 and as a result of Auction 58. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire 21 licenses from AT&T Wireless. Four of the 21 licenses are in markets where U.S. Cellular currently owns personal communications service spectrum and are therefore not included in the number of consolidated markets to be acquired. Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.

                           On January 6, 2006, through Auction 58, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Of the 16 licenses which were granted to Carroll Wireless, five are in markets in which U.S. Cellular currently owns personal communications service spectrum; the other 11 markets represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets.

(3)             Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method. U.S. Cellular’s investments in these licenses are included in Investment in unconsolidated entities in its Consolidated Balance Sheets and its proportionate share of the net income of these licenses is included in investment income in its Consolidated Statements of Operations.

(4)             Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method. U.S. Cellular’s investments in these licenses are included in investment in unconsolidated entities in its Consolidated Balance Sheets.

Some of the territory covered by the personal communications service licenses U.S. Cellular operates overlaps with territory covered by the cellular licenses it operates. For the purpose of tracking population counts in order to calculate market penetration, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the population counts for any overlapping licensed area. Only non-overlapping, incremental population counts are added to the reported amount of total population in the case of an acquisition of a licensed area that overlaps a previously owned licensed area. The incremental population counts that are added in such event are referred to throughout this Form 10-K as “incremental” population measurements. Amounts reported in this Form 10-K as “total market population” do not duplicate any population counts in the case of any overlapping licensed areas U.S. Cellular owns.

U.S. Cellular owns interests in consolidated wireless licenses which cover a total population of 45.2 million as of December 31, 2005. U.S. Cellular also owns investment interests in wireless licenses which represent 1.7 million population equivalents as of that date. “Population equivalents” represent the population of a wireless licensed area, based on 2004 Claritas estimates, multiplied by the percentage interest that U.S. Cellular owns in an entity licensed to operate such wireless license.

U.S. Cellular believes that it is the sixth largest wireless operating company in the United States at December 31, 2005, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs. U.S. Cellular has also divested outright or included in exchanges for other wireless interests certain consolidated and investment interests which are considered less essential to its operating strategy.

Wireless systems in U.S. Cellular’s consolidated markets served approximately 5,482,000 customers at December 31, 2005, and contained 5,428 cell sites. The average penetration rate in U.S. Cellular’s consolidated markets, as calculated by dividing the number of U.S. Cellular customers by the total population in such markets, was 12.12% at December 31, 2005, and the number of customers who discontinued service (the “churn rate”) in these markets averaged 1.70% per month for the twelve months ended December 31, 2005.

Wireless Telephone Operations

The Wireless Telephone Industry.   Wireless telephone technology provides high-quality, high-capacity communications services to hand-held portable, in-vehicle and fixed location wireless telephones, using radio spectrum licensed by the FCC. Wireless telephone systems are designed for maximum mobility of the customer. Access is provided through system interconnections to local, regional, national and world-wide telecommunications networks. Wireless telephone systems also offer a full range of services, similar to those widely offered by conventional (“landline”) telephone companies. Data transmission capabilities offered by wireless telephone systems may be at slower speeds than those offered by landline telephone or other data service providers.

Wireless telephone systems divide each service area into smaller geographic areas or “cells.” Each cell is served by radio transmitters and receivers which operate on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled mobile telephone switching office. Each mobile telephone switching office is connected to the landline telephone network and potentially other mobile telephone switching offices. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the mobile telephone switching office and from there may be forwarded to the landline telephone network or to another wireless phone to complete the call. As the wireless telephone moves from one cell to another, the mobile telephone switching office monitors radio signal strength and transfers (“hands off”) the call from one cell to the next. This hand-off is not noticeable to either party on the phone call.

The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each personal communications service licensed area, and these licensed areas overlap with cellular licensed areas. As a result, personal communications service license holders can and do compete with cellular license holders for customers. In addition, specialized mobile radio systems operators such as Sprint Nextel are providing wireless services similar to those offered by U.S. Cellular. Competition for customers also includes competing communications technologies, such as:

•       conventional landline telephone,

•       mobile satellite communications systems,

•       radio paging,

•       mobile virtual network operators,

•       resellers and

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

The services available to wireless customers, and the sources of revenue available to wireless system operators, are similar to those provided by landline telephone companies. Customers may be charged a separate fee for system access, airtime, long-distance calls and ancillary services. Wireless system operators also provide service to customers of other operators’ wireless systems while the customers are temporarily located within the operators’ service areas.

Customers using service away from their home system are called “roamers.” Roaming is available because technical standards require that analog wireless telephones be compatible in all cellular market areas in the United States. Additionally, because U.S. Cellular has deployed digital radio technologies in substantially all of its service areas, its customers with digital, dual-mode (both analog and digital capabilities) or tri-mode (analog plus digital capabilities at both the cellular and personal communications service radio frequencies) wireless telephones can roam in other companies’ service areas which have a compatible digital technology in place. Likewise, U.S. Cellular can provide roaming service to other companies’ customers who have compatible digital wireless telephones. In all cases, the system that provides the service to roamers will generate usage revenue, at rates that have been negotiated between the serving carrier and the customer’s carrier.

There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies’ mobile telephone switching offices process information digitally, on certain cellular systems the radio transmission uses analog technology. Under FCC rules now in effect, the requirement of offering analog service will expire in February, 2008, provided wireless carriers and their vendors can develop digital handsets compatible with certain types of hearing aids. All personal communications service systems utilize digital radio transmission. Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry in the United States. Time Division Multiple Access (“TDMA”) technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular’s operations in a substantial portion of its markets. Another digital technology, Code Division Multiple Access (“CDMA”), was also deployed by U.S. Cellular in its remaining markets.

In 2002 through 2004, U.S. Cellular completed its deployment of CDMA 1XRTT technology, which improves capacity and allows for higher speed data transmission than basic CDMA, throughout all of its markets. Migration of U.S. Cellular’s customers who currently use TDMA or analog handsets to CDMA compatible handsets in all of its markets is substantially completed.

U.S. Cellular believes CDMA technology is the best digital radio technology choice for its operations for the following reasons:

•       TDMA technology will not be supported by manufacturers of future generations of wireless products due to limitations on the services it enables wireless companies to provide.

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

In 2006, U.S. Cellular and others in the wireless industry will change the type of handset identifier used to track specific handset units provided to customers. Similar to a vehicle identification number, each handset has a 32-bit electronic serial number (ESN) “burned” into it for purposes of tracking service activation, billing, repair and fraud detection. The current supply of ESNs is dwindling, and the current system will be replaced by a 56-bit mobile equipment identifier (MEID) system sometime in 2006.

U.S. Cellular will continue to retain TDMA technology for the next few years in markets in which such technology is in use today. This will enable U.S. Cellular to provide TDMA-based service to its customers who still choose to use TDMA-based handsets and to roamers from other wireless providers who have TDMA-based networks. Also, since the TDMA equipment has analog capabilities embedded, U.S. Cellular will maintain the TDMA network in order to be able to meet the FCC mandate of retaining analog capability through February 2008.

U.S. Cellular continually reviews its long-term technology plans. In late 2006, U.S. Cellular expects to introduce a limited trial of Evolution-Data Optimized (“EV-DO”) technology. This technology, which increases the speed of data transmissions on the wireless network, is being deployed by certain other wireless companies. A revision to the current EV-DO standard is expected to be commercially available in 2006. U.S. Cellular will evaluate any planned investment in EV-DO technology in light of the revenue opportunities afforded by the deployment of such technology.

U.S. Cellular’s Operations.   Management anticipates that U.S. Cellular will experience increases in wireless units in service and revenues in 2006 through internal growth, including growth from markets launched in 2004 and 2005 as these markets are more fully developed and integrated into its operations.

Expenses associated with customer and revenue growth will be substantial. The amount of such expenses, in combination with the gain on sales of assets recorded in 2005, may reduce the percentage growth in the amount of operating income during 2006 while the percentage growth in cash flows from operating activities is expected to increase. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular’s cash flows from operating activities and operating income to vary from quarter to quarter.

Changes in any of several factors may reduce U.S. Cellular’s growth in operating income and net income over the next few years. These factors include but are not limited to:

•       the growth rate in U.S. Cellular’s customer base;

•       the usage and pricing of wireless services;

•       the cost of providing wireless services, including the cost of attracting and retaining customers;

•       the cost to develop operations of newly launched operating markets;

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

•       continued declines in inbound roaming revenue; and

•       continuing technological advances which may provide substitute or better wireless products/services and additional competitive alternatives to wireless service.

U.S. Cellular continues to build a larger presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests included six market areas as of December 31, 2005. See “U.S. Cellular’s Wireless Interests.”

Wireless Systems Development

Acquisitions, Divestitures and Exchanges.   U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets. U.S. Cellular also reviews attractive opportunities to acquire additional operating markets and wireless spectrum. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions administered by the FCC, including the FCC auction designated as Auction 66, which is scheduled to begin in August 2006. See “Auction 58” for a discussion of the auction completed in early 2005. U.S. Cellular has also divested outright or included in exchanges for other wireless interests those markets that are not strategic to its long-term success and has redeployed capital to more strategically important parts of the business. As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the disposition of other non-strategic properties.

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

Auction 66.   U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which may participate in the auction of wireless spectrum designated by the FCC as Auction 66, which is scheduled to begin in August 2006.  Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of July 14, 2006, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66.  U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

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

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla, Washington license was already licensed to another party and should not have been included in Auction 58. Accordingly, in March 2006, Carroll Wireless received a full refund of the $228,000 previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of December 31, 2005, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of $129.9 million to fund the amount deposited with the FCC; this amount is included in Licenses on the Consolidated Balance Sheet as of December 31, 2005. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4 million, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

Sales and Exchanges of Wireless Interests.   On December 19, 2005, U.S. Cellular completed an exchange of certain wireless interests and operations pursuant to an agreement with ALLTEL Communications, Inc. Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $58.1 million in cash, including a preliminary working capital adjustment. U.S. Cellular recorded a pre-tax gain of $44.7 million on the exchange. The gain represented the excess of the fair value of the assets acquired and liabilities assumed over the sum of cash and net carrying value of assets and liabilities delivered in the exchange.

In addition, in 2005 U.S. Cellular purchased a controlling interest in one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $6.9 million in cash.

Pending Wireless Matter.   U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses and operates certain wireless markets in southern Minnesota. U.S. Cellular accounts for this interest using the equity method. This interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications. Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin.

On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings. U.S. Cellular received a letter dated December 15, 2005, from Midwest Wireless Holdings purporting to constitute notice pursuant to certain “tag-along rights” and “drag-along rights” under certain agreements relating to U.S. Cellular’s interest in Midwest Wireless Communications.

By letter dated December 30, 2005, Midwest Wireless Holdings was advised on behalf of U.S. Cellular that U.S. Cellular was entitled to exercise certain rights of first refusal with respect to Midwest Wireless Holdings’ interest in Midwest Wireless Communications and demanded that Midwest Wireless Holdings take all steps to afford U.S. Cellular its rights of first refusal. On January 12, 2006, U.S. Cellular filed a lawsuit against Midwest Wireless Holdings and Midwest Wireless Communications seeking, among other things, to enforce such rights. On January 25, 2006, Midwest Wireless Holdings and Midwest Wireless Communications filed an answer denying U.S. Cellular’s claims, alleging counterclaims of breach of contract and tortious interference with contractual relations and asking for declaratory relief and unspecified damages and costs. A trial on the merits of U.S. Cellular’s claim to be entitled to first refusal rights was held from May 10-12, 2006. On June 7, 2006, the court denied U.S. Cellular’s right of first refusal. As a result of the court's ruling the counterclaims have been rendered moot.

On January 31, 2006, U.S. Cellular also filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction. That petition is pending.

Although U.S. Cellular will not be afforded its rights of first refusal as a result of the foregoing court decision, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.  This closing is subject to FCC approval, antitrust review under the Hart Scott Rodino Act and other conditions.

In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.

The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $21.2 million at December 31, 2005.

License Rights Related to Exchange of Markets with AT&T Wireless.   Pursuant to a transaction with AT&T Wireless which was completed on August 1, 2003, U.S. Cellular acquired rights to 21 licenses that have not yet been assigned to U.S. Cellular. These licenses, with a recorded value of $42.0 million, are accounted for in Licenses on the Consolidated Balance Sheets. All asset values related to the properties acquired or pending, including license values, were determined by U.S. Cellular.

Wireless Interests and Operating Market Areas

U.S. Cellular operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize U.S. Cellular’s network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to benefits to customers, its operating strategy also has provided to U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through the reduction of outbound roaming costs and increased sharing of facilities, personnel and other costs, enabling U.S. Cellular to reduce its per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

The following section details U.S. Cellular’s wireless interests, including those it owned or had the right to acquire as of December 31, 2005. The table presented therein lists the markets that U.S. Cellular includes in its consolidated operations, grouped according to operating market area. The operating market areas represent geographic areas in which U.S. Cellular is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest.

For consolidated markets, the table aggregates the total population within each operating market area, regardless of U.S. Cellular’s percentage ownership, or expected percentage ownership pursuant to definitive agreements, in the licenses included in such operating market areas. Those markets in which U.S. Cellular owns or has the rights to own less than 100% of the license show U.S. Cellular’s ownership percentage or expected ownership percentage; in all others, U.S. Cellular owns or has rights to own 100% of the license. For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

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

U.S. CELLULAR’S WIRELESS INTERESTS

The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2005.

Some of the territory covered by the personal communications service licenses U.S. Cellular owns overlaps with territory covered by the cellular licenses it owns. For the purpose of tracking amounts in the “2004 Total Population” column in the table below, when U.S. Cellular acquires or agrees to acquire a licensed area that overlaps a licensed area it already owns, it does not duplicate the total population for any overlapping licensed area. Only non-overlapping, incremental population amounts are added to the amounts in the “2004 Total Population” column in the table below, in the case of an acquisition of a licensed area that overlaps a previously owned licensed area.

Market Area/Market	Current or Future Percentage Interest (1)	2004 Total Population (2)
Markets Currently Consolidated or Which Are Expected To Be Consolidated
MIDWEST MARKET AREA:
Chicago Major Trading Area/Michigan
Chicago, IL-IN-MI-OH 20MHz B Block MTA # (3) (4)
Kalamazoo, MI 20MHz A Block # (5)
Battle Creek, MI 20MHz A Block # (5)
Jackson, MI 10MHz A Block # (5)
		13,065,000
Wisconsin/Minnesota
Minneapolis-St. Paul, MN-WI 10 MHz C Block # (6)	90.00%
Milwaukee, WI
Madison, WI	92.50%
Columbia (WI 9)
Appleton, WI
Wood (WI 7)
Rochester, MN 10MHz F Block #
Vernon (WI 8)
Green Bay, WI
Racine, WI	96.08%
Kenosha, WI	99.32%
Janesville-Beloit, WI
Door (WI 10)
Sheboygan, WI
La Crosse, WI	97.21%
Trempealeau (WI 6) (3)
Pierce (WI 5) (3)
Madison, WI 10MHz F Block #
Milwaukee, WI 10MHz D Block #
Milwaukee, WI 10MHz F Block # (6) (7)	90.00%
		8,207,000
Illinois/Indiana
Indianapolis, IN 10MHz F Block # (5)
Peoria, IL
Rockford, IL
Jo Daviess (IL 1)
Bloomington-Bedford, IN 10MHz B Block # (5)

MIDWEST MARKET AREA (continued):
Terre Haute, IN-IL 20MHz B Block #
Carbondale-Marion, IL 10MHz A Block/10MHz D Block # (5)
Adams (IL 4) *
Mercer (IL 3)
Miami (IN 4) * (8)	85.71%
Muncie, IN 10MHz B Block # (5)
Anderson, IN 10MHz B Block # (5)
Lafayette, IN 10MHz B Block #
Columbus, IN 10MHz B Block # (5)
Warren (IN 5) *	33.33%
Mount Vernon-Centralia, IL 10MHz A Block #
Kokomo-Logansport, IN 10MHz B Block #
Richmond, IN 10MHz B Block # (5)
Vincennes-Washington, IN-IL 10MHz B Block # (5)
Marion, IN 10MHz B Block #
Alton, IL *
Bloomington, IL 10MHz E Block/10MHz F Block # (7)
Bloomington-Bedford, IN 10MHz C Block # (6) (7)	90.00%
Champaign-Urbana, IL 10MHz E Block/F Block # (7)
Columbus, IN 10MHz C Block # (6) (7)	90.00%
Danville, IL-IN 15MHz C Block # (7)
Decatur-Effingham, IL 10MHz E Block/10MHz F Block # (7)
Galesburg, IL 30MHz C Block # (7)
Indianapolis, IN 10MHz C Block # (6) (7)	90.00%
Jacksonville, IL 10MHz F Block # (7)
Lafayette, IN 10MHz C Block # (6) (7)	90.00%
LaSalle-Peru-Ottawa-Streator, IL 10MHz C Block/10 MHz F Block # (7)
Marion, IN 10MHz F Block # (6) (7)	90.00%
Mattoon, IL 10MHz E Block/10MHz F Block # (7)
Peoria, IL 10MHz C Block/10 MHz E Block # (7)
Rockford, IL 10MHz E Block # (7)
Springfield, IL 10MHz E Block/10MHz F Block # (7)
		5,230,000
Iowa/Illinois/Nebraska/South Dakota
Des Moines, IA
Davenport, IA-IL
Sioux City, IA-NE-SD 10MHz F Block # (5)
Cedar Rapids, IA	96.76%
Humboldt (IA 10)
Iowa (IA 6)
Muscatine (IA 4)
Waterloo-Cedar Falls, IA	93.03%
Iowa City, IA
Hardin (IA 11)
Jackson (IA 5)
Kossuth (IA 14)
Lyon (IA 16)
Dubuque, IA	97.55%

MIDWEST MARKET AREA (continued):
Mitchell (IA 13)
Audubon (IA 7)
Union (IA 2)
Fort Dodge, IA 10MHz D Block # (5)
Burlington, IA-IL-MO 10MHz E Block #
Clinton, IA-IL 10MHz E Block #
Davenport, IA-IL 10MHz E Block #
Des Moines, IA 10MHz D Block #
Iowa City, IA 10MHz E Block #
Ottumwa, IA 10MHz E Block #
		2,736,000
Nebraska/Iowa
Omaha, NE-IA 10 MHz A Block #
Lincoln, NE 10MHz F Block #
Boone (NE 5)
Knox (NE 3)
Keith (NE 6)
Hall (NE 7)
Cass (NE 10)
Adams (NE 9)
Mills (IA 1)
Chase (NE 8)
Grant (NE 4)
Cherry (NE 2)
Omaha, NE-IA 10MHz E Block # (5) (7)
		1,832,000
TOTAL MIDWEST MARKET AREA		31,070,000
SOUTHWEST MARKET AREA:
Texas/Oklahoma/Missouri/Kansas/Arkansas
Oklahoma City, OK 10MHz F Block #
Tulsa, OK *
Wichita, KS 10MHz A Block # (5)
Fayetteville-Springdale, AR 10MHz A Block # (5)
Fort Smith, AR-OK 10MHz A Block # (5)
Seminole (OK 6)
Garvin (OK 9)
Reno (KS 14)
Joplin, MO *
Elk (KS 15) * (8)	75.00%
Wichita Falls, TX *	78.45%
Ellsworth (KS 8)
Marshall (KS 4)
Barton (MO 14)
Franklin (KS 10)
Lawton, OK *	78.45%
Nowata (OK 4) * (3)
Lawrence, KS 10MHz E Block # (5)
Jackson (OK 8) *	78.45%

Enid, OK 10MHz C Block #
SOUTHWEST MARKET AREA (continued):
Haskell (OK 10)
Stillwater, OK 10MHz F Block #
Morris (KS 9)
Jewell (KS 3)
Ponca City, OK 30MHz C Block #
Hardeman (TX 5) * (3)	78.45%
Briscoe (TX 4) * (3)	78.45%
Beckham (OK 7) * (3)	78.45%
Oklahoma City, OK 10MHz C Block # (6) (7)	90.00%
		5,891,000
Missouri/Illinois/Kansas/Arkansas
St. Louis, MO-IL 10MHz A Block #
Springfield, MO 20MHz A Block #
St. Joseph, MO-KS 10MHz E Block #
Cape Girardeau-Sikeston, MO-IL 10MHz A Block/10MHz D Block # (5)
Moniteau (MO 11)
Columbia, MO *
Poplar Bluff, MO-AR 10MHz A Block # (5)
Stone (MO 15)
Laclede (MO 16)
Rolla, MO 10MHz A Block #
Washington (MO 13)
Callaway (MO 6) *
Sedalia, MO 10MHz C Block #
Schuyler (MO 3)
Shannon (MO 17)
Linn (MO 5) (3)
Jefferson City, MO 10MHz A Block #
Columbia, MO 10MHz A Block #
Harrison (MO 2) (3)
West Plains, MO-AR 10MHz C Block # (6)	90.00%
		4,828,000
TOTAL SOUTHWEST MARKET AREA		10,719,000
MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina
Charlotte-Gastonia, NC-SC 10 MHz C Block # (6)	90.00%
Harnett (NC 10)
Hickory-Lenoir-Morganton, NC 10 MHz C Block # (6)	90.00%
Rockingham (NC 7)
Northampton (NC 8)
Greenville (NC 14)
Greene (NC 13)
Hoke (NC 11)
Wilmington, NC	98.82%
Chesterfield (SC 4)
Chatham (NC 6)

MID-ATLANTIC MARKET AREA (continued):
Sampson (NC 12)
Jacksonville, NC	97.57%
Camden (NC 9)
		5,297,000
Virginia/North Carolina
Greensboro, NC 10 MHz C Block # (6)	90.00%
Roanoke, VA
Giles (VA 3)
Bedford (VA 4)
Ashe (NC 3)
Charlottesville, VA	95.37%
Lynchburg, VA
Staunton-Waynesboro, VA 15 MHz C Block # (6)	90.00%
Danville, VA-NC 10 MHz F Block # (6)	90.00%
Buckingham (VA 7)
Tazewell (VA 2) (3)
Bath (VA 5)
		2,858,000
West Virginia/Maryland/Pennsylvania
Monongalia (WV 3) *
Raleigh (WV 7) *
Grant (WV 4) *
Hagerstown, MD *
Tucker (WV 5) *
Cumberland, MD *
Bedford (PA 10) * (3)
Garrett (MD 1) *
		1,170,000
TOTAL MID-ATLANTIC MARKET AREA		9,325,000
MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Portland-Brunswick, ME 10MHz A Block #
Burlington, VT 10MHz D Block #
Manchester-Nashua, NH	96.66%
Carroll (NH 2)
Coos (NH 1) *
Kennebec (ME 3)
Bangor, ME	97.57%
Somerset (ME 2)
Addison (VT 2) * (3)
Lewiston-Auburn, ME	88.45%
Oxford (ME 1)
Washington (ME 4) *
Rutland-Bennington, VT 10MHz D Block #
Lebanon-Claremont, NH-VT 10MHz A Block # (5)
Burlington, VT 10MHz E Block # (5) (7)
Portland-Brunswick, ME 10MHz C Block # (6) (7)	90.00%
TOTAL MAINE/NEW HAMPSHIRE/ VERMONT MARKET AREA		2,819,000

NORTHWEST MARKET AREA:
Oregon/California
Coos (OR 5)
Crook (OR 6) *
Del Norte (CA 1)
Medford, OR *
Mendocino (CA 9)
Modoc (CA 2)
		1,120,000
Washington/Oregon
Yakima, WA *	87.81%
Richland-Kennewick-Pasco, WA *
Pacific (WA 6) *
Umatilla (OR 3) *
Okanogan (WA 4)
Kittitas (WA 5) * (3)	98.24%
Hood River (OR 2) *
Skamania (WA 7) *
		1,112,000
TOTAL NORTHWEST MARKET AREA		2,232,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:
Knoxville, TN *
Asheville, NC *
Asheville-Hendersonville, NC 10MHz C Block # (6)	90.00%
Henderson (NC 4) * (3)
Bledsoe (TN 7) * (3)
Hamblen (TN 4) * (3)
Cleveland, TN 10MHz C Block #
Yancey (NC 2) * (3)
TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA		1,741,000
Other Markets:
Jefferson (NY 1) *	60.00%
Franklin (NY 2) *	57.14%
Total Other Markets		474,000
Total Consolidated Markets		58,380,000

Market Area/Market	2004 Total Population (2)	Current Percentage Interest (1)	Current and Acquirable Population Equivalents (9)
Investment Markets:
Los Angeles/Oxnard, CA *	17,455,000	5.50%	960,000
Oklahoma City, OK *	1,093,000	14.60%	160,000
Rochester, MN/Chippewa (MN 7)/Lac Qui Parle (MN 8)/ Pipestone (MN 9)/Le Sueur (MN 10)/ Goodhue (MN 11) * (10)	965,000		147,000
Cherokee (NC 1) *	206,000	50.00%	103,000
Others (Fewer than 100,000 population equivalents each)			363,000
Total Population Equivalents in Investment Markets			1,733,000

*                     Designates wireline cellular licensed area.

#                   Designates personal communications service licensed area.

(1)             Represents U.S. Cellular’s ownership percentage in these licensed areas as of December 31, 2005 or as of the completion of any related transactions pending as of December 31, 2005. U.S. Cellular owns or has rights to own 100% of any licensed areas which do not indicate a percentage. The licensed areas included under the caption “Markets Currently Consolidated or Which Are Expected to Be Consolidated” represent those markets which are currently included in U.S. Cellular’s consolidated operating results, or are expected to be included in U.S. Cellular’s operating results when acquired. U.S. Cellular and its consolidated subsidiaries own rights to acquire controlling financial interests in certain licensed areas as a result of an exchange transaction with AT&T Wireless that was completed on August 1, 2003 as well as through FCC Auction 58. See “Wireless Systems Development” for further information regarding these rights.

(2)             “2004 Total Population” represents the total population of the licensed area in which U.S. Cellular owns or has rights to own an interest, based on 2004 Claritas estimates (without duplication of the population counts of any overlapping licensed areas). In personal communications service licensed areas, this amount represents the portion of the personal communications service licensed areas owned that is not already served by a cellular licensed area in which U.S. Cellular owns a controlling interest. The “2004 Total Population” of those licensed areas included in Markets Currently Consolidated or Which Are Expected to Be Consolidated (as defined in Note 1 above) includes rights to acquire licensed areas with a total population of 13,136,000. Excluding the population of these licensed areas to be acquired, U.S. Cellular’s total population was 45,244,000 at December 31, 2005. As of January 6, 2006, U.S. Cellular, through its ownership of Carroll Wireless, had acquired licensed areas that represented 7,594,000 of the 13,136,000 total population remaining to be acquired as of December 31, 2005.

(3)             These markets have been partitioned into more than one licensed area. The 2004 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which U.S. Cellular owns an interest.

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

(6)             These licensed areas represent those for which Carroll Wireless was a successful bidder in Auction 58 which ended on February 15, 2005. On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58.

(7)             These licensed areas represent personal communications service spectrum that overlaps similar personal communications service spectrum U.S. Cellular currently owns. As a result, neither these markets nor their respective total population amounts are included in the total markets and total population amounts discussed throughout this Form 10-K.

(8)             The percentage ownership shown for these markets is for U.S. Cellular and its subsidiaries. The remaining ownership interests in these markets are held by TDS.

(9)             “Current and Acquirable Population Equivalents” are derived by multiplying the amount in the “2004 Total Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

(10)       U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses in these licensed areas. This interest is convertible into an interest of approximately 11% in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications. Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin. In addition, U.S. Cellular owns 49% of an entity which owns approximately 2.9% of Midwest Wireless Holdings. The Current and Acquirable Population Equivalents shown represent an aggregation of the population equivalents U.S. Cellular owns, directly and indirectly, through its interests in Midwest Wireless Communications and Midwest Wireless Holdings. U.S. Cellular’s ownership interests in these licensed areas may be sold pursuant to an agreement between the controlling interest holder in the entity in which U.S. Cellular owns its interests and another third party. See “Wireless Systems Development—Pending of Wireless Matter.”

System Design and Construction.   U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones which are compatible with its network technology, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by U.S. Cellular personnel or third party engineering firms. U.S. Cellular’s switching equipment is digital, which provides high-quality transmissions and is capable of interconnecting in a manner which minimizes costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2005, over 99% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular’s network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office. U.S. Cellular’s wireless systems are designed to facilitate the installation of equipment which will permit microwave interconnection between the mobile telephone switching office and the cell site. U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates. In other areas, U.S. Cellular’s systems rely upon landline telephone connections to link cell sites with the mobile telephone switching office. Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to reduce the current and future charges associated with leasing telephone lines from the landline telephone company.

Additionally, U.S. Cellular has developed and continues to expand a wide area data network to accommodate various business functions, including:

•       order processing

•       over the air provisioning

•       automatic call delivery

•       intersystem handoff

•       credit validation

•       fraud prevention

•       call data record collection

•       network management

•       long-distance traffic and

•       interconnectivity of all of U.S. Cellular’s mobile telephone switching offices and cell sites.

In addition, the wide area network accommodates virtually all internal data communications between various U.S. Cellular office and retail locations to process customer activations. The wide area network is deployed in U.S. Cellular’s customer service centers (“Customer Care Centers”) for all customer service functions using U.S. Cellular’s billing and information system.

Management believes that currently available technologies and appropriate capital additions will allow sufficient capacity on U.S. Cellular’s networks to meet anticipated demand for voice services over the next few years. High-speed data and video services may require the acquisition of additional licenses or spectrum to provide sufficient capacity in markets where U.S. Cellular offers these services.

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

The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through  proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests. U.S. Cellular expects to meet most of its future funding requirements with cash generated by operations and, on a temporary basis, borrowings under its revolving credit facilities. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. In 2006, U.S. Cellular estimates its capital expenditures will total between $580 million and $610 million.

Marketing

U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services—built around customer needs—at fair prices, supported by outstanding customer service. U.S. Cellular increases customer awareness through the use of traditional media such as TV, radio, newspaper and direct mail advertising, and nontraditional media such as the Internet and sponsorships. U.S. Cellular has achieved its current level of penetration of its markets through a combination of strong brand, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service. U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, agents and direct sales, in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those channels. U.S. Cellular maintains a low customer churn rate (relative to several other wireless carriers) by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

Company-owned and managed locations are designed to market wireless service to the consumer and small business segments in a setting familiar to these types of customers. U.S. Cellular’s e-commerce site enables customers to activate service and purchase a broad range of accessories online, and this site is continually evolving to address customers’ current needs. Traffic on U.S. Cellular’s Web site is increasing as customers use the site for gathering information, purchasing handsets and accessories, signing up for service, exploring easyedgesm applications and finding the locations of its stores and agents.

Direct sales consultants market wireless service to mid- and large-size business customers. Retail sales associates work out of over 370 U.S. Cellular-owned retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of high-use packages and value-added services that meet customer needs. These high-use packages enable customers to buy packages of minutes for a fixed monthly rate.

U.S. Cellular has relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2005 had contracts with over 760 of these businesses aggregating over 1,600 locations. Agents and dealers are independent business entities who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies such as Wal-Mart and Radio Shack. Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-Company retailer accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also has a reseller customer which purchases blocks of lines and minutes and resells them to its customers. U.S. Cellular includes all of these reseller phone lines, which numbered 555,000 at December 31, 2005, in its reported customer base.

U.S. Cellular believes that, while strategy is set at the corporate level, day-to-day tactical operating decisions should be made close to the customer, and accordingly, it manages its operating market areas with a decentralized staff, including sales, marketing, network operations, engineering and finance personnel. U.S. Cellular currently operates five regional Customer Care Centers whose personnel are responsible for customer service and certain other functions, plus a national financial services center, whose personnel also perform customer care functions. In May 2005, U.S. Cellular opened a Customer Care Center in Bolingbrook, IL to meet the needs of its expanding customer base in the Midwest. In November 2005, U.S. Cellular closed its Customer Care Center facility in Medford, Oregon, which employed approximately 170 associates.

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

In 2003, U.S. Cellular secured the naming rights to the home of the Chicago White Sox American League baseball team, which is now called U.S. Cellular Field. Concurrent with the naming rights agreement, U.S. Cellular purchased a media package with rights to place various forms of advertising in and around the facility. Through events held at U.S. Cellular® Field such as the 2003 Major League Baseball All-Star Game and 2005 Major League Baseball playoffs and World Series, these agreements have increased the visibility of U.S. Cellular’s brand not only in Chicago but throughout the United States.

U.S. Cellular continues to migrate customers in its cellular licensed areas from analog to digital service plans, and as of year-end 2005 over 99% of the minutes used were on U.S. Cellular’s digital network. Additionally, as of year-end 2005, U.S. Cellular was offering its easyedgesm brand of enhanced data services in all of its operating market areas, supporting that effort using a wide variety of media. These enhanced data services include downloading news/weather/sports information/games, ringtones and other consumer services as well as wireless modem capabilities to use with personal computers in some markets. In 2005, U.S. Cellular began offering SpeedTalksm, its walkie-talkie service, and BlackBerry® handsets and the related services to its customers in all market areas. U.S. Cellular plans on further expansion of its easyedgesm and other enhanced services in 2006 and beyond.

The following table summarizes, by operating market area, the total population, U.S. Cellular’s customer units and penetration for U.S. Cellular’s consolidated markets as of December 31, 2005.

Operating Market Areas	Population (1)	Customers	Penetration
Midwest Market Area	23,773,000	2,736,000	11.51%
Southwest Market Area	9,049,000	708,000	7.82%
Mid-Atlantic Market Area	5,409,000	874,000	16.16%
Maine/New Hampshire/Vermont Market Area	2,790,000	457,000	16.38%
Northwest Market Area	2,232,000	390,000	17.47%
Eastern Tennessee/Western North Carolina Market Area	1,517,000	201,000	13.25%
Other Markets	474,000	116,000	24.47%
	45,244,000	5,482,000	12.12%

(1)             Represents 100% of the population of the licensed areas in which U.S. Cellular has a controlling interest, based on 2004 Claritas population estimates. “Population” in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to “population equivalents,” as previously defined.

Customers and System Usage

U.S. Cellular provides service to a broad range of customers from a wide spectrum of demographic segments. U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts. U.S. Cellular focuses on both consumer and business customers, with increasing focus on the small-to-mid-size business customers in vertical industries such as construction, retail, professional services and real estate. These industries are primarily served through U.S. Cellular’s retail and direct sales channels.

On average, the retail customers in U.S. Cellular’s consolidated markets used their wireless systems approximately 625 minutes per unit each month and generated retail service revenue of approximately $40 per month during 2005, compared to 539 minutes and $40 per month in 2004. Additional revenue generated by roamers using U.S. Cellular’s systems (“inbound roaming”) plus other service revenues, brought U.S. Cellular’s total average monthly service revenue per customer unit to $45 during 2005. Average monthly service revenue per customer unit decreased less than 3% during 2005. This result was primarily due to the effects of decreases in the average revenue per minute of use from both retail customers and roamers, mostly offset by the effects of increases in the number of minutes used by both retail customers and roamers and the increase in revenues from customers’ use of easyedgesm and other enhanced services. Competitive pressures, an increase in multiple-user pricing plans, continued penetration of the consumer market and U.S. Cellular’s increasing use of pricing and other incentive programs to stimulate overall usage resulted in a decrease in average retail service revenue per minute of use in 2005. The decrease in inbound roaming revenue per minute was primarily due to the general downward trend in per minute prices for roaming negotiated between U.S. Cellular and other wireless operators. U.S. Cellular anticipates that both average monthly retail service revenue per customer and total monthly service revenue per customer will increase slightly in the future. U.S. Cellular anticipates that total revenues will continue to grow for the foreseeable future.

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

In 2005, U.S. Cellular expanded its roaming agreements with other carriers, which previously only covered voice-related services; to also cover data-related services such as those offered through its easyedgesm suite of products and services, and anticipates expanding these types of roaming agreements to more carriers in the future. U.S. Cellular anticipates that entering into such agreements will provide additional flexibility for its customers and could enhance its future inbound roaming revenue stream.

The following table summarizes certain information about customers and market penetration in U.S. Cellular’s consolidated operations.

	Year Ended or At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	189	175	182	178	168
Total population of markets in service (000s) (2)	45,244	44,391	46,267	41,048	28,632
Customers
at beginning of period (3)	4,945,000	4,409,000	4,103,000	3,461,000	3,061,000
net acquired (divested) during period (4)	60,000	(91,000)	(141,000)	332,000	46,000
additions during period (3)	1,540,000	1,557,000	1,357,000	1,244,000	1,095,000
disconnects during period (3)	(1,063,000)	(930,000)	(910,000)	(934,000)	(741,000)
at end of period (3)	5,482,000	4,945,000	4,409,000	4,103,000	3,461,000
Market penetration at end of period (5)	12.12%	11.14%	9.53%	10.00%	12.09%

	Year Ended or At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Consolidated revenues	$3,035,887	$2,808,201	$2,577,754	$2,198,875	$1,894,403
Depreciation expense	465,352	450,292	374,935	312,434	237,180
Amortization and accretion expense	43,720	47,910	57,564	39,161	63,883
Operating income	244,302	183,329	108,725	279,770	316,102
Capital expenditures	586,575	656,243	630,864	732,376	503,399
Business segment assets	$5,434,029	$5,179,976	$4,954,718	$4,786,633	$3,775,004

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

(3)             Represents the number of wireless customers served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenue generated by such wireless customers is included in Operating revenues in the Consolidated Statements of Operations.

(4)             Represents the net number of wireless customers added to or subtracted from U.S. Cellular’s customer base during the period due to acquisitions and divestitures of wireless licenses.

(5)             Computed by dividing the number of wireless customers at the end of the period by the total population of consolidated markets in service as estimated by Claritas (2000-2004) for the years 2001-2005, respectively.

Products and Services

Wireless Telephones and Installation.   U.S. Cellular offers a wide range of digital wireless telephones for use by its customers. U.S. Cellular’s retail and agent locations no longer carry analog handsets, but its network continues to facilitate analog traffic and its customer service and repair centers continue to provide service to users of analog handsets. U.S. Cellular’s digital service offerings include additional features such as caller ID, short messaging services and data transmission, including camera features, downloading and wireless modem capabilities. A majority of new customers are selecting dual-mode or tri-mode wireless telephones, which can be used on analog and digital networks, to fully utilize these features. These types of wireless telephones and associated features appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming in the United States, Canada and Mexico, regardless of their travel patterns. U.S. Cellular emphasizes these types of wireless telephones in its marketing efforts.

U.S. Cellular negotiates volume discounts with its wireless telephone suppliers. U.S. Cellular significantly increased its purchasing power in 2002 by implementing a distribution system that enables it to efficiently sell and distribute handsets to its agents, and has expanded its sales of handsets to agents since that time. U.S. Cellular frequently discounts wireless telephones sold to new and current customers to meet competition, stimulate sales or retain customers by reducing the cost of becoming a wireless customer or providing upgraded handsets to current customers. In most instances, where permitted by law, customers are generally required to sign a new service contract or extend their current service contract with U.S. Cellular at the time the handset sale takes place. U.S. Cellular also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

U.S. Cellular has established service facilities in many of its local markets to ensure quality service and repair of the wireless telephones it sells. These facilities allow U.S. Cellular to improve its handset repair service by promptly assisting customers who experience equipment problems. Additionally, U.S. Cellular employs a repair facility in Tulsa, Oklahoma, to handle more complex service and repair issues.

Wireless Services.   U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans which are designed to fit different usage patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular’s brand positioning. U.S. Cellular generally offers local- and national consumer plans that can be tailored to a customer’s needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes, enabling the customer to get more value for their money. Business rate plans are offered to companies to meet their unique needs. U.S. Cellular’s national rate plans price all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular offers a hybrid service plan, TalkTracker® , which includes packages of minutes for a monthly fee. In 2005, U.S. Cellular discontinued certain types of prepaid service plans.

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

Since January 1, 2002, an entity which controls one cellular system in a metropolitan statistical area has been able to control the competing cellular system in that metropolitan statistical area. The FCC determined that wireless competition in metropolitan statistical areas among cellular, personal communications service and certain specialized mobile radio carriers, such as Sprint Nextel, which interconnect with the public switched telephone network, was sufficient to permit relaxation of the former prohibition on metropolitan statistical area cross-ownership.

In September 2004, the FCC also repealed the rule which prohibited any entity which controlled a cellular system in a rural service area from owning an interest in another cellular system in the same rural service area. Acquisition of both cellular licenses in the same rural service area are now evaluated on a case by case basis. That rule took effect on February 14, 2005.

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

The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer. See also “Other Recent FCC Actions” below for additional wireless service licensing actions.

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

Cellular and personal communications service licenses are granted for ten-year periods. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has: (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided “substantial” performance, which is defined as “sound, favorable and substantially above a level of mediocre service just minimally justifying renewal,” and (ii) complied with FCC rules, policies and the Communications Act. A majority of geographically licensed services, including personal communications services licensees are also afforded a similar renewal expectancy. If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular’s licenses which it applied to have renewed between 1995 and 2005 have been renewed.

All of U.S. Cellular’s approximately 1,100 FCC licenses for the microwave radio stations it used to link its cell sites with each other and with its mobile telephone switching offices were required to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses receive ten-year terms as well. Over the next few years, due to the licensing of new satellite and other services in the relevant frequency bands, it is likely that certain of U.S. Cellular’s remaining microwave facilities will have to be shifted to other frequencies. It is anticipated that those changes will be made without affecting service to customers and that the cost of such changes will not be significant.

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

Recent Events—E-911.   There are certain ongoing regulatory proceedings before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed enhanced wireless 911, or E-911, regulations on wireless carriers. The rules require wireless carriers to provide increasingly detailed information about the location of E-911 callers in two phases. The obligation of a wireless carrier to provide this information is triggered by a qualifying request from state or local public safety agencies that handle 911 calls in the markets served by the wireless carrier. In phase one, which has been required since April 1998, wireless carriers are required to identify the location of the cell site from which a wireless call has been made and the E-911 caller’s phone number. U.S. Cellular has provided this information on a timely basis in compliance with the FCC’s rules in most but not all of its markets.

In phase two, which has been required since October 2001, wireless carriers were required to have the capability to provide an E-911 caller’s specific location information within six months of receiving a qualifying request for such capability from a state or local public safety agency that handles 911 calls. In July 2002, the FCC released an order that delayed until March 1, 2003, the deadline by which certain medium-sized wireless carriers, including U.S. Cellular, were required to provide phase two information to qualifying state or local public safety agencies. U.S. Cellular is in compliance with the revised phase two E-911 requirements in most of its markets. However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s phase one or phase two E-911 requirements in all of its markets.

The FCC’s E-911 rules also required that 100 percent of all new digital handsets sold or otherwise activated by wireless carriers, including U.S. Cellular, be Global Positioning System-compliant by December 31, 2002. The FCC’s E-911 rules also required that 95 percent of all handsets in use on U.S. Cellular’s network be GPS-compliant by December 31, 2005; in December 2005, U.S. Cellular filed a request for a limited waiver of the FCC’s 95 percent requirement. The FCC has not acted on U.S. Cellular’s request. Accordingly, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset rules.

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

U.S. Cellular is now in compliance with the FCC’s thousands block number pooling requirements and the FCC’s current number portability requirements. Both requirements are complex and have required extensive capital investment. U.S. Cellular completed the investments needed to meet these requirements as of December 31, 2004.

Recent Events—Reciprocal Compensation.   Since 1996, FCC rules have generally required symmetrical and reciprocal compensation, that is, payment at the same rate, for interconnecting wireless and local exchange facilities. Asymmetrical rates can be set if carrier costs justify such rates. In the absence of an order by a state public utilities commission establishing carrier interconnection costs, rates can be set in accordance with FCC default “proxy” rates or carriers may agree not to compensate each other, a so called “bill and keep” arrangement. The states have jurisdiction over such interconnection proceedings. In February 2005, the FCC adopted an order finding that state “wireless termination tariffs,” which certain local wireline carriers had sought to impose in the absence of interconnection agreements with wireless carriers, were unlawful. The order applied prospectively and required the negotiation of interconnection agreements to set rates. It also clarified that wireline carriers may request such agreements from wireless carriers, as well as vice versa, which had not been clear under the rules.

The FCC is also now considering changes to the entire system of intercarrier compensation, of which wireless-wireline interconnection is a part. It is not possible to predict with certainty the results of that proceeding but is likely that the FCC will require increased emphasis on cost-based charges and thus there would be fewer rate based subsidies for local exchange carriers, including those contained in interstate “access charges,” which wireless carriers also must pay on calls to wireline carriers deemed to be “interstate” under the FCC’s rules. Such a result would be favorable to wireless carriers.

Recent Events—Hearing Aid Compatibility.   In September, 2005, FCC rules requiring that digital wireless handsets be compatible with certain types of hearing aids became applicable to U.S. Cellular. U.S. Cellular is compliant with those requirements and expects to comply with future hearing aid requirements.

Recent Events—Automatic Roaming.   In November, 2005, comments were filed concerning whether the FCC should adopt a rule requiring wireless carriers to allow other wireless carriers’ customers to “roam” on their systems “automatically,” that is by prior agreement between carriers. It is argued that without this protection, smaller and regional carriers will be at a competitive disadvantage relative to the national carriers. An FCC decision is expected in 2006.

Recent Events—Truth in Billing.   On March 18, 2005, the FCC released an Order and Notice of Proposed Rulemaking (“NPRM”) which adopted rules to regulate the wording of wireless carrier bills but did not adopt the more extensive rules requested by the National Association of State Utility Consumer Advocates (“NASUCA”). The order also preempted state regulation of wireless billing. The NPRM, upon which the FCC has not acted, will impose additional requirements on wireless billing. The order became effective on August 25, 2005, and is now the subject of courts appeal by NASUCA and other parties. Any reversal of the FCC action by the courts would be adverse to wireless carriers.

Recent Events—Early Termination Fees.   On May 18, 2005, the FCC issued two public notices seeking comment on whether wireless “early termination fees” are to be considered a “rate” under Section 332 of the Act and thus exempt from state regulation and/or state consumer class action or other lawsuits. FCC action is expected in 2006, and it would be in the interest of wireless carriers for the FCC to rule that such fees are in fact a wireless “rate.”

Recent Events—Outage Reporting.   The FCC has adopted rules, which took effect in January, 2005, which require wireless carriers to report system “outages” affecting more than 30,000 customers for more than 30 minutes. Previously wireless carriers had not been subject to such requirements. U.S. Cellular is in compliance with the new requirements.

Recent Events—Public Safety Frequency Interference.   Cellular licensees and public safety entities operate on neighboring frequencies in the 800 megahertz band. The FCC has adopted new rules which require cellular telephone licensees to notify potentially affected public safety agencies which request such notice of the construction of new cell sites or modification of existing cell sites prior to the time such cell sites are placed in operation. Also, as part of those rules,  the FCC has adopted a new technical standard for determining when wireless systems are causing “unacceptable interference” to public safety licensees and new procedures for resolving interference complaints. U.S. Cellular has instituted procedures to comply with these new rules.

Recent Events—Customer Proprietary Network Information (“CPNI”).   FCC rules require all carriers to safeguard the CPNI of their customers and prevent its disclosure to any person not authorized by the customer to possess such information. CPNI is information relating to a customer’s telephone usage, such as numbers called and numbers from which calls were received. Wireless carriers may themselves use CPNI to market additional wireless services to customers without their prior consent but must obtain such consent to market non-wireless services. The CPNI issue has become prominent recently in light of disclosures of unauthorized persons coming into possession, through fraudulent means, of the customer telephone records of certain wireless carriers and then selling such information. The FCC and United States Congress are now considering additional regulatory and legislative action to safeguard CPNI. U.S. Cellular has had procedures in place to protect customer CPNI from unauthorized disclosure in the past, but has updated those procedures to ensure compliance with all relevant CPNI requirements.

Recent Events—Migratory Birds.   For some years, conservation groups have sought FCC action concerning the alleged harm done by FCC licensed towers to migratory birds. The FCC has not acted on these requests. On April 12, 2006, the FCC denied a request from those groups that it require the preparation of retroactive environmental assessments for thousands of towers previously constructed in the Gulf Coast region. However, the FCC also at that time stated it would adopt a Notice of Proposed Rulemaking later in 2006 dealing with migratory bird issues. Moreover, a petition for writ of mandamus asking court action to compel the FCC to act on migratory bird issues is pending in the Court of Appeals, which heard oral arguments concerning it on April 6, 2006. Any action by the FCC to restrict tower construction owing to concern over migratory birds would be unfavorable to U.S. Cellular and other wireless carriers.

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

Since February 2003, such payments have been based on estimates of future revenues. Previously, these payments were based on historical revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances if they provide specified services in “high cost” areas. U.S. Cellular has sought designation as an “eligible telecommunications carrier” qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, Wisconsin, Oregon, Oklahoma and Maine and has received payments for services provided to high cost areas within those states.

Communications Assistance to Law Enforcement Act.   Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. U.S. Cellular is now substantially in compliance with the requirements of such act. However, issues exist as to the applicability of such act to transmissions of “packet data” and other “information services.” U.S. Cellular will attempt to comply with the act’s “information service” requirements as they are clarified and become applicable. In August, 2004, the FCC released a Notice of Proposed Rulemaking which proposed new requirements with respect to “packet data” under this statute. It is expected that the FCC will adopt new regulations in 2006.

Other Recent FCC Actions.   The FCC adopted an order in January 2003, pursuant to which the mobile satellite service will permit its licensees to offer terrestrial wireless service in competition with commercial mobile radio service carriers, provided the mobile satellite service licensees also offer satellite telephone satellite network service, which will involve building their proposed satellite networks. Assuming the mobile satellite service licensees do build their satellite networks and thus obtain “ancillary terrestrial authority,” the increased competition could be unfavorable to existing commercial mobile radio service carriers.

Since the adoption of that Order, the FCC has granted ancillary terrestrial authority to two companies. In November 2004 the FCC granted authority to a mobile satellite system licensee, Mobile Satellite Ventures Subsidiary LLC (“MSV”), to operate Ancillary Terrestrial Component (“ATC”) facilities providing voice and data communication for users. MSV has recently entered into a contract to acquire the satellite portion of its combined satellite-ATC operations, so the commencement of its ATC deployment probably will not occur for several years. In January 2006, the FCC granted another mobile satellite operator, Globalstar LLC, authority to operate ATC facilities. Globalstar LLC has existing satellite operations so its ATC deployment may occur sooner than the commencement of MSV’s ATC operations.

In January 2000, the FCC took an action which may have an impact on both cellular and personal communications service licensees. Pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 megahertz band, portions of which were auctioned in 2002 and 2003. The majority of the spectrum in these bands is being auctioned in large regional service areas, although there is a portion available which covers individual metropolitan statistical area and rural service area markets. The FCC has conducted two auctions for the metropolitan statistical area and rural service area licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively. Additional auctions to license the 688-792 megahertz spectrum could commence in January 2008.

The FCC adopted service rules in October 2003 to provide for use of 90 megahertz of spectrum, 1710-1755 and 2110-2155 megahertz, for Advanced Wireless Services. This spectrum is intended to enable high-speed data services as well as full-motion video and other services. This spectrum is expected to be auctioned starting in August 2006. The FCC also designated 30 megahertz of spectrum in the 1910-1920, 1990-2000, 2020-2025, and 2175-2180 megahertz bands for Advanced Wireless Services. The 1910-1915 and 1990-1995 megahertz bands, commonly referred to as the “G Block” will be licensed to Nextel on a nationwide basis in exchange for relinquishing spectrum holdings in other bands. Other portions of this spectrum could be auctioned as early as the end of 2006.

In June 2002, the FCC created a Spectrum Policy Task Force and commenced proceedings to review and make recommendations on broad categories of possible spectrum policy change. The allocation of additional spectrum for unlicensed services, which has been strongly promoted by various manufacturers for Wi-Fi and fixed wireless services, has emerged from that review process as a potentially significant shift in FCC spectrum policy affecting wireless competition between carriers who paid for spectrum and those who plan to implement networks using unlicensed free spectrum. The FCC commenced proceedings in December 2002 to allocate additional spectrum in the television broadcast bands as well as the 3650-3700 megahertz band for unlicensed services which remain pending. In November 2003 the FCC approved a significant expansion of the spectrum available for unlicensed uses by permitting Wi-Fi and fixed wireless services in the 5.4-5.7 gigahertz band. In addition, the FCC has pending proceedings to expand unlicensed spectrum and non-exclusive sharing of licensed spectrum which could also be used for Wi-Fi-type and/or fixed wireless operations.

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

The FCC also adopted in June of 2004 new service rules for multipoint distribution service, microwave multipoint distribution service and instructional television fixed service spectrum in the 2150-2162 megahertz and 2495-2690 megahertz bands which will foster uses of this spectrum for advanced wireless services, including commercial mobile services. This spectrum could create opportunities for new or expanded competition with existing commercial mobile radio service operators.

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

In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of commercial mobile radio service carriers, even if such activities might have an incidental effect on wireless rates. This ruling has led to more state regulation of commercial mobile radio service carriers, particularly from the standpoint of consumer protection. U.S. Cellular intends to vigorously defend its activities in this regard.

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

One important case in which the plaintiff alleged that his brain tumor had been caused by his wireless telephone use, Newman v. Verizon et al., was dismissed in the U.S. District Court in Maryland in October 2002. The U.S. Court of Appeals for the Fourth Circuit affirmed the dismissal in October 2003, upholding the lower court’s decision that plaintiff had failed to produce admissible scientific evidence that mobile phone use causes brain cancer.

Several other cases alleging injury are pending as are class action cases alleging that wireless telephones increase the risk of adverse health effects unless they are used with headsets. In March 2005, the U.S. Court of Appeals for the Fourth Circuit reversed a lower court’s decision in the case of Pinney v. Nokia, et al., which had dismissed five class action lawsuits alleging that the wireless industry had endangered consumers by selling mobile phones without headsets. The court found that the federal court did not have the jurisdiction over the claims in four of the cases and held that the state law claims were not pre-empted by federal law in the fifth case. In October, 2005, the U.S. Supreme Court declined to review the Fourth Circuit decision.

Subsequently, four of the cases were remanded to state courts in New York, Pennsylvania, Maryland and Georgia where they were filed. Thereafter, plaintiffs amended their complaints in two of the cases to add new defendants and those defendants removed the cases to federal court under the provisions of the newly enacted Class Action Reform Act. Plaintiffs have voluntarily dismissed all but two of the putative class action cases. Also following the Fourth Circuits’ decision in Pinney, the FCC was granted leave to participate as amicus curiae in a case alleging a brain injury and has filed a brief indicating the agency’s disagreement with the preemption aspect of that decision.

There can be no assurance that the outcome of these or other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular. U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance would be sufficient, will continue to be available or will not be cost-prohibitive in the future.

Competition

U.S. Cellular competes directly with several wireless communication service providers in each of its markets. In general, there are between three and five competitors in each wireless market, excluding numerous mobile virtual network operators (which are types of resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public). U.S. Cellular generally competes against each of the near-nationwide wireless companies: Verizon Wireless, Sprint Nextel, Cingular (which acquired AT&T Wireless) and T-Mobile USA Inc. However, not all of these competitors operate in each market where U.S. Cellular does business. These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

The use of national advertising and promotional programs by the near-national wireless operators may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide service in a particular market. U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network. If U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular will incur roaming charges for calls made in portions of the calling area which are not part of its network thereby increasing its cost of operations.

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

In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL, which acquired Western Wireless Corporation in 2005, and Rural Cellular Corporation, and against resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. ALLTEL’s acquisition of Western Wireless has likely increased this competitor’s access to financial, technical, marketing, sales, purchasing and distribution resources, although the two companies did not generally have overlapping territories.

Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

The FCC’s rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers. Certain of these resellers, mobile virtual network operators such as Virgin Mobile and Qwest Corporation, have grown substantial customer bases through the leveraging of existing brand names and have proven to be competitive with U.S. Cellular in certain of its operating markets. Others, such as Disney Corporation and its ESPN brand, use or plan to use their brand recognition and access to content to compete in the wireless arena. Most of these mobile virtual network operators utilize the near-nationwide wireless companies’ networks and roaming agreements to provide their service.

Although less directly a substitute for other wireless services, wireless data services, such as WiFi and related WiMAX and paging services, may be adequate for those who do not need wide-area roaming or full two-way voice services. Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

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

TDS Telecom Operations

Overview

TDS’s wireline telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a wholly owned subsidiary of TDS. TDS Telecom’s corporate headquarters are located in Madison, Wisconsin. TDS Telecom is a holding company which, through its affiliates, provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service, and Internet access, to rural and suburban communities. TDS Telecom has 111 telephone company subsidiaries that are incumbent local exchange carriers. An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom served approximately 735,300 equivalent access lines in 28 states through its incumbent local exchange carrier subsidiaries at December 31, 2005. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines. TDS Telecom also provides telecommunications services as a competitive local exchange carrier through its subsidiary, TDS Metrocom.

The table below sets forth, as of December 31, 2005, the ten largest states of TDS Telecom’s operations based on the number of equivalent access lines and the total number of equivalent access lines operated by all of the telephone subsidiaries of TDS Telecom.

State	Number of Equivalent Access Lines at December 31, 2005	% of Total
Wisconsin	384,313	32.4%
Michigan	139,564	11.8%
Minnesota	119,190	10.1%
Tennessee	114,830	9.7%
Georgia	58,148	4.9%
New Hampshire	39,717	3.3%
Indiana	36,184	3.1%
Illinois	31,455	2.7%
Alabama	28,600	2.4%
Maine	28,495	2.4%
Total for 10 Largest States	980,496	82.8%
Other States	203,404	17.2%
Total	1,183,900	100.0%

Each TDS Telecom incumbent local exchange carrier provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long distance or toll service is provided through connections with long distance carriers which purchase network access from the TDS Telecom incumbent local exchange carriers and by TDS Telecom’s own long distance unit that resells long distance service in its incumbent local exchange carrier markets. The long distance unit served 321,500 long distance access lines at December 31, 2005, and 295,000 at December 31, 2004.

TDS Telecom affiliates also provide telecommunications services as a competitive local exchange carrier in Illinois, Michigan, Minnesota (including Minneapolis/St. Paul), North Dakota and Wisconsin (including Madison and Milwaukee) under the TDS Metrocom brand name. Competitive local exchange carrier is a term that depicts companies that enter the operating areas of incumbent local exchange carriers to offer local exchange and other telephone services. TDS Telecom served approximately 448,600 equivalent access lines through its competitive local exchange carrier subsidiaries at December 31, 2005, an increase from 426,800 at December 31, 2004.

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

TDS Telecom is committed to offering its customers a full complement of wired telecommunications services and bundles of those services in customer friendly packages to provide a single source for its customers’ telecommunication needs. TDS Telecom intends to provide its customers with expanded communications products and services covering their local, long distance, Internet and data needs.

The following table summarizes certain information regarding TDS Telecom’s incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) telephone and Internet operations:

	Year Ended or At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
ILEC Equivalent Access Lines (1)	735,300	730,400	722,200	711,200	678,300
% Residential	75.4%	74.8%	74.6%	74.9%	74.8%
% Business (nonresidential)	24.6%	25.2%	25.4%	25.1%	25.2%
CLEC Equivalent Access Lines (1)	448,600	426,800	364,800	291,400	192,100
Dial-up Internet Customers:
ILEC	90,700	101,300	112,900	117,600	117,500
CLEC	14,200	18,200	22,200	24,700	13,700
Digital Subscriber Line Customers:
ILEC	65,500	41,900	23,600	9,100	2,200
CLEC	36,400	29,000	20,100	11,800	6,800
ILEC Long Distance Customers (2)	321,500	295,000	230,500	197,500	125,300
Consolidated:
Total revenues	$906,054	$880,145	$862,988	$801,530	$694,215
Depreciation and amortization expense	165,616	170,014	163,399	159,291	149,361
Operating income	162,694	37,070	151,287	105,408	119,175
Construction expenditures	124,610	138,247	139,218	168,405	196,816
Business segment assets	$1,836,756	$1,930,255	$2,045,246	$2,106,591	$1,742,392
ILEC:
Total revenues	$669,724	$658,330	$653,038	$626,865	$576,850
Depreciation and amortization expense	135,178	131,665	130,036	130,232	131,787
Operating income	168,933	183,178	177,144	167,651	161,756
Construction expenditures	97,493	103,069	111,924	116,486	99,866
Business segment assets	$1,673,395	$1,775,968	$1,807,116	$1,857,927	$1,526,962
CLEC:
Total revenues	$241,310	$226,259	$213,800	$177,166	$119,282
Depreciation and amortization expense	30,438	38,349	33,363	29,059	17,574
Operating (loss)	(6,239)	(146,108)	(25,857)	(62,243)	(42,581)
Construction expenditures	27,117	35,178	27,294	51,919	96,950
Business segment assets	163,361	154,287	238,130	248,664	215,430
Intra-company Revenue Elimination	$(4,980)	$(4,444)	$(3,850)	$(2,501)	$(1,917)

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

Incumbent Local Exchange Carrier Segment

TDS Telecom’s goal is to be a leading integrated wired communications provider in its incumbent local exchange carrier markets. As of September 30, 2005, TDS Telecom was the sixth largest non-Bell local exchange telephone company in the United States based upon incumbent local exchange carrier statistics published by JSI Capital Advisors. This ranking was based on the number of telephone access lines served. All of TDS Telecom’s access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers. These services include call forwarding, conference calling, caller identification (with and without name identification), selective call ringing and call waiting.

As operating companies of one of the major independent local (non-Bell) exchange holding companies in the United States, TDS Telecom’s incumbent local exchange carriers provide both local telephone service and access to the long distance network for customers in their respective service areas. The incumbent local exchange carriers also provide directory advertising through a contract with another company, and billing and collection services to interexchange carriers. Interexchange carriers are telephone companies that are allowed to provide long distance telephone service between local exchange areas. TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

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

Retail and Wholesale Markets

TDS Telecom’s incumbent local exchange carrier retail presence includes 105 sales and service offices in 28 states. These offices serve both residential and business customers. Approximately 75% of TDS Telecom’s equivalent access lines serve residential customers and approximately 25% serve business customers. Retail market customers are composed primarily of residential customers and businesses, government and institutional telecommunications users.

The retail market customer base is a mix of rural and suburban customers, with significant concentrations in the Upper Midwest and in the Southeast. Approximately 72% of TDS Telecom’s residential customers live in rural areas, while the other 28% are located in suburban settings. TDS Telecom’s promotional and sales strategy for the retail customer consists of two major initiatives: building brand equity by creating awareness of the TDS Telecom brand name and using direct marketing to sell specific products and product groupings. The nature of TDS Telecom’s markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. It has been more selective, though still active, in the use of telemarketing as a means of generating awareness, qualified leads, and actual sales. Newspaper advertising is used as well. TDS Telecom also continues to explore new ways of marketing to its customers in anticipation of changing marketing rules and changing customer media habits. Uniform branding has made the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its media mix.

Most business customers could be described as small to medium sized businesses or small office/home office customers. TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are targeted at each segment. Account executives focus on the most profitable customers by staying in contact with them on a regular basis. TDS Telecom employs a performance based compensation plan for its account executives targeted at profitable revenue and customer satisfaction results.

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

The wholesale market focus is on access revenues. TDS Telecom’s operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long distance traffic on their networks. Access services, billing and collection services and other primarily traditional wholesale offerings generated $346 million, or approximately 52% of TDS Telecom’s incumbent local exchange carrier revenue for the year ended December 31, 2005, compared to $339 million or approximately 52% in 2004. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return, (see “Incumbent Local Exchange Carrier Regulation” below).

The FCC’s re-examination of all currently regulated forms of access is ongoing and the prospect for action is uncertain. The FCC is currently considering whether and how to reform the charges between carriers for use of each other’s networks. One proposal under consideration is  to establish a “unitary” rate for interstate and intrastate access charges, which would have the effect of reducing revenues from the historically higher intrastate access rates. The FCC is also considering whether to regulate companies that provide Voice over Internet Protocol as telecommunications service providers and therefore subject that service to access charges for Voice over Internet traffic. If the FCC adopts changes in access charge regulations that reduce the revenues from interstate and/or potentially intrastate access charges, these changes could have a material adverse impact on TDS Telecom. TDS Telecom will attempt to replace lost access revenues through charges to customers or through government support payments.

Where applicable and subject to state regulatory approval, TDS Telecom’s incumbent local exchange subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, formerly sources of substantial revenues to TDS Telecom’s incumbent local exchange companies, were replaced with access charge based arrangements designed to generate revenue flows similar to those previously realized in the pooling process. Numerous states where TDS Telecom operates are considering ways to lower intrastate access rates, which may result in lost access revenues. To the extent that state-ordered access charge revisions reduce revenues, TDS Telecom may seek adjustments in other rates, drawing from state high-cost funds or charging state subscriber line charges to offset access charge reductions.

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

Value Added Product Bundles and Packages.   Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom believes that by offering a full complement of wired telecommunications services and bundling those services in customer friendly packages, it can build customer loyalty and reduce customer churn. TDS Telecom offers bundles which include telephone services such as multiple call features, Internet services, long distance services and DISH satellite TV. TDS Telecom also continued expansion of its digital subscriber line markets and is considered the preferred high-speed Internet vendor in its high-speed data markets based on customer surveys.

TDS Telecom continued to expand its presence in the data market with virtual private networks and Internet co-location products. A virtual private network provides connectivity between two points using the public Internet as the transport mechanism. Co-location provides customer web server hosting at a TDS Telecom facility, providing rack space, Internet bandwidth, and environmental facilities.

TDS Telecom continued to grow its long distance venture and believes it is now the number one long distance provider in its ILEC territory based on comparisons of the aggregate number of long distance lines it serves with the number of long distance lines disclosed by other companies in their publicly released information.

Incumbent Local Exchange Carrier Markets Technology

In 2005, TDS Telecom continued its program of enhancing and expanding its service-providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as:

•       Fiber optic fed digital serving areas. A digital serving area is a defined geographic area within an exchange that is served by a digital loop carrier system. The digital loop carrier system extends the data capability of the central office to the defined geographic area. Having this capability allows the expansion of services (such as higher data rates) to a greater number of customers located at a distance from the central office equipment;

•       Digital subscriber lines, which use a technology that provides a high-speed data access channel between the customer’s computer and the equipment located at the central office. This technology is supported on ordinary copper telephone lines using a digital modem at the customer premise and a similar modem located at the central office or digital serving area; and

•       Fiber to the premise lines, which use passive optic network technology to significantly increase the bandwidth to each household or business. TDS Telecom deploys fiber to the home in new construction subdivisions after analysis on an individual subdivision basis.

During 2005, TDS Telecom continued to launch digital subscriber line service in its markets, bringing total markets served to 94 at December 31, 2005. While digital subscriber line technology has distance limitations and not all ILEC customers will have access to high-speed Internet services, current generation technology allows for underground deployment of high-speed Internet service in digital serving areas with suitably equipped line concentrators.

As TDS Telecom continues to upgrade and expand its network, it is also standardizing equipment and processes to increase efficiency. For example, TDS Telecom utilizes centralized monitoring and management of its network to reduce costs and improve service reliability. Network standardization has assisted TDS Telecom in operating its 24-hours-a-day/7-days-per-week Network Management Center. The Network Management Center continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

TDS Telecom’s expected incumbent local exchange carrier capital spending in 2006 is $105 million to $120 million, compared to actual capital expenditures of $97.5 million in 2005 and $103.1 million in 2004.

Federal Financing

The Rural Utilities Service (“RUS”), the Rural Telephone Bank (“RTB”) and the Federal Financing Bank (“FFB”), agencies of the United States of America, were previously TDS Telecom’s primary external sources of long-term financing for additions to telephone plant and equipment. Substantially all of TDS Telecom’s telephone plant was pledged under, or was otherwise subject to, mortgages securing obligations of the incumbent local exchange carriers to the RUS, RTB and FFB as of December 31, 2004.

In 2005, TDS Telecom repaid substantially all of its RUS, RTB and FFB financing. On March 31, 2005, TDS Telecom subsidiaries repaid approximately $105.6 million in principal amount of notes to the RUS and the RTB. On June 30, 2005, TDS Telecom subsidiaries repaid approximately $127.0 million in principal amount of notes to the RUS, the RTB, the FFB and the Rural Telephone Finance Cooperative (“RTFC”), a member-owned, not-for-profit lending cooperative that serves the financial needs of the rural telecommunications industry.

Remaining RUS long-term debt consists of rural economic development loans that are financed by the RUS to provide low- to zero-interest loans to electric and telephone utilities to promote sustainable rural economic development and job creation projects. All of these funds have been loaned to businesses in the communities that TDS Telecom serves to promote economic growth.

In connection with prior financings from the RTB, TDS Telecom purchased stock in the RTB. Although TDS Telecom subsidiaries repaid all of their debt to the RTB, TDS Telecom subsidiaries continued to own RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB. TDS Telecom has remitted its shares and received $101.7 million from the RTB early in the second quarter of 2006. TDS Telecom’s book basis in the RTB stock is $9.1 million.

Incumbent Local Exchange Carrier Markets Competition

The Telecommunications Act of 1996 initiated a process of transformation in the telecommunications industry. Public policy has for some time embraced the dual objectives of universal service and competition for long distance services and, to a more limited extent, permitted some local service competition, for example, from wireless providers. The Telecommunications Act of 1996, however, established local competition as a national telecommunications policy. The Telecommunications Act of 1996 requires non-exempt incumbent local exchange carriers to provide “reasonable and non-discriminatory” interconnection services and access to unbundled network elements to any competitive local exchange carrier that seeks to enter the incumbent local exchange carrier’s market. The Telecommunications Act of 1996 also allows competitive local exchange carriers to collocate network equipment in incumbent local exchange carrier central offices and prevents incumbent local exchange carriers and competitive local exchange carriers from unduly restricting each other from the use of facilities or information that enable competition. The FCC has adopted rules implementing the Telecommunications Act of 1996 and establishing the price that incumbent carriers are able to charge for interconnection and providing elements of the network, and those rules and pricing policies have been upheld by the United States Supreme Court   However, because all of the TDS Telecom incumbent local exchange carriers are rural telephone companies, they currently remain exempt from the most burdensome market opening requirements (except for Mid-Plains Telephone, LLC in Wisconsin, which no longer is subject to the general rural exemption). See the Incumbent Local Exchange Carrier Regulation section below for a discussion on rural exemptions. The exemption rules, coupled with the challenging economics of competing in lower population density markets and the high service quality TDS Telecom provides, have delayed wireline competitive local exchange carriers’ competitive entry into most of TDS Telecom’s incumbent local exchange markets. Also, on December 15, 2004, the FCC adopted an Order promulgating new unbundling rules to replace earlier rules vacated by the U.S. Court of Appeals for the D.C. Circuit. These new rules relaxed some, but not all, of the unbundling requirements previously imposed upon incumbent local exchange carriers, thus making it more challenging generally for competing carriers to offer service without constructing their own facilities. TDS Telecom has experienced some reductions in physical access lines, due in part to removal of second lines and in part to competition from cable providers which offer voice telephone service on high-speed Internet service via cable modems Voice over Internet Protocol, from wireless carriers which offer nationwide calling plans, and from other Voice over Internet Protocol providers. TDS Telecom continues to actively deploy its own high-speed Internet product offering (digital subscriber line service) in its markets to meet its customers’ broadband needs. The FCC recently reclassified digital subscriber line service as an information service, which gives TDS Telecom regulatory flexibility in providing this service.

TDS Telecom expects competition in the telecommunications industry to continue to develop in the coming years, especially in the larger urban and suburban areas and from wireless service providers, some of which have been classified as competitive eligible telecommunications carriers and are thus able to receive universal service support based on the costs of an incumbent local carrier serving a market which receives high cost support. TDS Telecom also anticipates increased competition from cable providers in certain markets, which represents a significant change in the competitive landscape that may pose a serious challenge to TDS Telecom’s operations. Many competitive local exchange carrier business models have been tried, and a number of those companies have declared bankruptcy. However, some of those companies are now emerging from bankruptcy with relatively low debt and their ability to compete in the market, and the effect of their participation on prices and market competition, is uncertain. TDS Telecom’s strategy for retaining and growing its incumbent local exchange carrier equivalent access line and customer base is to build customer loyalty by 1) providing superior service quality and customer care, 2) capitalizing on its local presence in the communities it serves, and 3) offering a suite of products and services bundled in response to customer preferences. There can be no assurance that TDS Telecom’s strategy will be successful.

Incumbent Local Exchange Carrier Regulation

TDS Telecom subsidiaries are primarily incumbent local exchange carriers, the traditional regulated local telephone companies in their communities. TDS Telecom’s incumbent local exchange subsidiaries are regulated by federal and state regulatory agencies and TDS Telecom seeks to maintain positive relationships with these regulators. Rates, including local rates, intrastate toll rates and intrastate access charges, are subject to state commission approval in most states. The regulators also establish and oversee implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, universal service obligations, promotion of competition, and the deployment of advanced services. The regulators enforce these provisions with orders and sometimes financial penalties. TDS Telecom will continue to pursue desired changes in rate structures and regulation to attempt to maintain affordable rates and reasonable earnings.

TDS Telecom has also elected alternative forms of regulation for its subsidiaries in several states and will continue to evaluate whether to pursue alternative regulation for the remaining subsidiaries. For those subsidiaries where alternative regulation is elected, TDS Telecom will need to ensure compliance within the constraints imposed, while taking advantage of the opportunities afforded under alternative regulation. The possibility exists, however, that regulators may re-regulate these subsidiaries under traditional rate-of-return regulation if they determine that it is no longer appropriate to regulate them under alternative regulation. While subsidiaries in those states under alternative regulation will not face as much regulatory scrutiny of their earnings, the subsidiaries in the remaining states will continue to file rate cases and face earnings reviews by the state regulatory commissions. Over the next several years, TDS Telecom will continue to manage these planned traditional rate cases, as well as respond to commission initiated earnings reviews. Furthermore, other regulatory issues will need to be addressed, such as responding to the financial impacts of universal service and access charge reform, regulation of new competitors (e.g. Voice over Internet Protocol providers) and changes to industry settlements.

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

On November 8, 2001, the FCC issued an order that changed interstate access rates for rate-of-return regulated incumbent local exchange carriers including the TDS Telecom incumbent local exchange carriers. The changes reduced per minute access charges paid by long distance carriers and raised business and residential subscriber line charges. To implement one of the provisions in the Telecommunications Act through this order, the FCC removed “implicit support” from the access charge system, implemented a new universal service fund and preserved the current 11.25% interstate rate of return. The FCC is also examining incentive-type regulation for rate of return carriers, but the prospect for action is uncertain.

As noted previously, the FCC’s re-examination of all currently regulated forms of intercarrier compensation is ongoing. Additional questions have arisen about what compensation wireless carriers and Voice over Internet Protocol providers should pay for the long distance traffic that incumbent local exchange carriers terminate for such wireless carriers’ and Voice over Internet Protocol providers’ customers. More broadly, the FCC is currently considering how and whether to change the system of compensating carriers for use of each other’s networks. One proposal under consideration is to establish a “unitary” rate for interstate and intrastate access charges, which would have the effect of reducing revenues from the historically higher intrastate access rates. The FCC is also considering whether to regulate Voice over Internet Protocol providers as telecommunications service providers and therefore make them subject to access charges for Voice over Internet Protocol traffic that terminates on the public switched network. TDS Telecom believes that its incumbent local exchange carriers need to be adequately compensated for the use of their networks.

The FCC and the telecommunications industry were very involved in 2005 in reviewing intercarrier compensation issues, and action is possible but not certain in 2006. The TDS Telecom incumbent local exchange carriers rely on access charges as an important source of revenues. Unless these revenues can be recovered through new funding mechanisms, or be reflected in higher rates to the local end user, or other methods of cost recovery can be created, the loss of revenues could be significant. TDS Telecom will continue to advocate continuation of access charges or sufficient substitutes for the lost revenues before the FCC and also with appropriate state regulatory authorities. However, there can be no assurance that access charges will be continued or that sufficient substitutes for lost revenues will be provided. If access charges are reduced without sufficient substitutes for any lost revenues, this could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

On May 23, 2001, the FCC modified its existing universal service support mechanism for rural local telephone companies by adopting an interim embedded cost mechanism for a five-year period. This period will expire in June 2006, requiring either the continuation of these rules or implementation of new ones. The FCC specifically “re-based” the capped high-cost loop support fund for rural telephone companies, but retained an indexed cap on the fund. The FCC also created a “rural growth factor” that allows the high-cost loop support fund to fluctuate based on annual changes in inflation and the total number of rural working loops, and created new state certification requirements for receiving universal service support.

During 2005, the FCC continued reviewing the universal service fund and applicable rules to assess the sustainability of the fund and is examining the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the eligibility and portability of payments. Despite interim adjustments to make the funding more sustainable, such as the June 2006 decision to extend universal service contribution obligations to providers of interconnected VoIP, the FCC has indicated that additional changes are necessary to stabilize the fund. Given the overall growth in the fund, some FCC members and members of Congress have expressed concerns that it will soon reach politically unacceptable levels. As part of a separate notice on broadband regulation, the FCC is also considering whether companies that provide broadband access to the Internet should be required to contribute to universal service funding (currently such broadband services are exempt) and the methodology of determining the assessment of a universal service fee. The FCC also requested the Federal-State Joint Board, a body made up of FCC Commissioners and state regulatory officials, to evaluate the high-cost universal service support mechanisms for rural carriers, and to assess the definition of a rural company, consolidation of study areas within a state, restricting support to a primary line, and the adoption of a forward looking cost mechanism. The FCC has yet to take action on these proceedings. Changes in the universal service fund that reduce the size of the fund and payments to TDS Telecom could have a material adverse impact on the company’s financial position, results of operations, and cash flows.

All forms of federal support available to incumbent local exchange carriers are now “portable” to any local competitor that qualifies for support as an eligible telecommunications carrier. A number of wireless carriers have been classified as eligible telecommunications carriers. Portable per-line support is currently based on the incumbent’s per line support and that could make it more attractive for wireless carriers and other companies to enter rural or suburban markets as a competitor in high-cost TDS Telecom incumbent local exchange service areas. To limit the growth of the universal service fund while making it more sustainable, the FCC recently adopted stricter criteria and reporting requirements when it certifies eligible providers to receive funds, but states are not required to adopt these standards when they certify a provider.

The Telecommunications Act of 1996 requires all telecommunications carriers to interconnect with other carriers. Incumbent local exchange carriers and competitive local exchange carriers are required to permit resale, to provide number portability, dialing parity, access to rights-of-way and to pay reciprocal compensation. Unless exempted or granted a suspension or modification from these requirements, incumbent local exchange carriers must also negotiate interconnection terms in good faith, not discriminate, unbundle elements of their network and service components, offer their retail services at wholesale rates to their competitors, and allow other carriers to place equipment necessary for interconnection or access on their premises. The FCC also requires incumbent local exchange carriers’ rates for interconnection and network components to be based on “total element long-run incremental costs.” The rules adopted by the FCC to implement the Telecommunications Act governing interconnection obligations, unbundling requirements, resale requirements, and rates have been challenged by various parties in numerous courts and have been largely upheld on appeal, including two cases before the United States Supreme Court. In 2003, the FCC adopted additional rules governing the obligations of incumbent local exchange carriers to unbundle network elements and make them available on a platform basis to competitors. Significant portions of this decision were vacated by the U.S. Court of Appeals for the D.C. Circuit in March 2004, and  new unbundling rules adopted by the FCC to comply with the D.C. Circuit Court’s decision became effective March 11, 2005. These new rules relaxed some, but not all, of the unbundling requirements previously imposed upon incumbent local exchange carriers, thus making it more challenging generally for competing carriers to offer service without constructing their own facilities. In June  2006, the D.C. Circuit upheld these latest network unbundling rules.

Because all TDS Telecom incumbent local exchange carriers are classified as “rural telephone companies”, the Telecommunications Act generally exempts them from the obligations outlined above until they receive a bona fide request for interconnection and the relevant state commission has determined that the rural exemption should be lifted. Mid-Plains Telephone, L.L.C., located in Middleton, Wisconsin, lost its rural exemption and is the only non-exempt subsidiary of TDS Telecom. To date, the interconnection requests received by TDS Telecom incumbent local exchange carriers have recognized their status as “rural telephone companies”, and have been limited in scope. In the state of Tennessee, TDS Telecom has negotiated interconnection agreements with five competitive local exchange carriers in four markets for the purpose of network interconnection, transport and termination of local calling area traffic, and local number portability. In the state of Georgia, TDS Telecom has received and negotiated an interconnection request from a competitive local exchange carrier in two markets for the purpose of transport and termination of local calling area traffic, and local number portability. TDS Telecom has received two interconnection requests in the state of Florida, which are still being reviewed with the requesting carriers to ensure their requests are consistent with the facilities they need to provide service. TDS Telecom has also received interconnection requests in several other states from a cable company, which represents a significant change in the competitive landscape that may pose a serious competitive challenge to TDS Telecom’s operations. In the state of Wisconsin, TDS Telecom negotiated an interconnection agreement with a cable company for the purpose of network interconnection, transport and termination of local calling area traffic, and local number portability.

The FCC and various provisions of federal law require carriers to comply with numerous regulatory requirements; compliance with these requirements may be costly and noncompliance may lead to financial penalties. These requirements include providing means for the Federal Bureau of Investigation (“FBI”) and other federal and state law enforcement officers to monitor telephone lines and digital subscriber lines and intercept telephone calls and otherwise assist in investigations, letting subscribers change to competitors’ services without changing their telephone numbers, taking actions to preserve the available pool of telephone numbers, making telecommunications accessible for those with disabilities, monitoring and reporting network outages, proper handling and protection of customer proprietary network information and other requirements.

Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including TDS Telecom, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. TDS Telecom is substantially in compliance with the requirements of such act.  However, issues exist as to the applicability of such act to transmissions of "packet data" and other "information services."  TDS Telecom will attempt to comply with the act's "information service" requirements as they are clarified and become applicable.  In August, 2004, the FCC released a Notice of Proposed Rulemaking which proposed new requirements with respect to “packet data” under this statute.  In September 2005, the FCC held that the obligations of CALEA apply to facilities-based broadband Internet access providers and providers of interconnected (VoIP) service.  The U.S. Court of Appeals for the D.C. Circuit upheld that decision in June 2006.

The FCC continues to consider policies to encourage nationwide advanced broadband infrastructure development. TDS Telecom has invested significantly to deliver broadband services to its customers and supports policies that further the goal of bringing broadband services to all rural customers. However, TDS Telecom does not support proposals that advocate the complete deregulation of broadband services and that may adversely affect economic support for high cost areas. Any mandate for nationwide broadband deployment at this time would require extensive additional investment, and though such a mandate is unlikely, the outcome is not certain. State commissions have also been seeking to mandate the deployment of advanced services and enhancements to the infrastructure (e.g., higher modem speeds and digital subscriber lines), and those mandates will result in additional costs to condition the loops to provide the service. The FCC recently changed the regulatory classification of digital subscriber line from Title II (common carrier regulation) to Title I (which governs information services and is mostly deregulated). The FCC also provided incumbent local exchange carriers the flexibility to offer the transmission component of digital subscriber lines service on a common carrier basis, a non-common carrier basis, or some combination of both to affiliated or unaffiliated Internet service providers, which will allow TDS Telecom to continue to receive existing levels of access and universal service fund support for digital subscriber line service. The federal telecommunications law preserves interstate toll rate averaging and imposes a nationwide policy that interstate and intrastate long distance rates of all long distance carriers should not be higher in rural areas than in urban areas they serve.

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

Incumbent Local Exchange Carrier and Related Acquisitions and Divestitures

TDS and TDS Telecom may continue to make opportunistic acquisitions of operating telephone companies and related communications providers. Since January 1, 2001, TDS has acquired seven telephone companies serving a total of 71,900 net equivalent access lines for an aggregate consideration totaling $282.5 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted entirely of cash and notes, and involved no TDS Common Shares.

Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. The TDS acquisition strategy is to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom’s product and services growth strategy. While management believes that it will be successful in making additional targeted acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

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

Historically, telephone company acquisition and investment decisions have assumed the ability to recover the costs of tangible assets and ongoing operations and a reasonable rate of return through local service, access, and support revenues. As universal service and access are reformed, these revenue streams are becoming less certain. In addition, local telephone companies are subject to competition from new technologies like Voice over Internet Protocol and increased wireless usage and substitution. Declines in access rates and revisions to universal service support, and competition from new technologies may lead to higher local rates and/or declining earnings and could affect TDS Telecom’s acquisition and investment strategy.

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

The TDS competitive local exchange carrier operation is primarily facilities-based, having deployed eight switching facilities, 110 collocations and multiple, primarily local, fiber networks across the service area. Currently, the operations depend on using RBOC local loops to reach almost all customers TDS Telecom’s competitive local exchange carrier strategy maintains a geographic focus and is designed to leverage TDS Telecom’s existing management and infrastructure to complement TDS Telecom’s incumbent local exchange carrier clustering strategy. TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities based entry as a competitive local exchange carrier. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial systems and control accounting, technology planners, etc.) built for the TDS Telecom incumbent local exchange carrier business, management believes that the TDS Telecom competitive local exchange carrier can be profitable in markets that may not support stand alone start-ups. Additionally, TDS Telecom believes that its competitive local exchange carriers can become profitable faster than stand alone start-ups at the higher end of its targeted range (over 200,000 population). TDS Telecom’s strategy is to be the leading alternative provider for customers’ telecommunications needs in its competitive local exchange carrier markets. To this end, TDS Telecom has deployed industry standard Class 5 time-division multiplexing switches as well as new Softswitch Internet protocol technologies and other network transport facilities in its targeted competitive local exchange carrier markets. TDS Telecom follows a “clustering” approach to building its competitive local exchange carriers which allows it to cost effectively, aggregate and transport long distance traffic, share service and repair resources and realize marketing efficiencies. As in its incumbent local exchange carrier markets, TDS Telecom positions itself as an integrated wireline communications provider in its chosen competitive local exchange carrier markets by providing local, long distance, Internet and new Internet protocol content services through its own facilities-based networks. TDS Telecom provides competitive local exchange carrier telecommunications services through its TDS Metrocom subsidiary.

TDS Telecom began offering competitive local exchange carrier services in the fourth quarter of 1997. These services are offered in the Madison, greater Fox Valley, Milwaukee, Racine, Kenosha, Janesville and Beloit, Wisconsin markets; in the Rockford and Lake County, northern suburbs of Chicago, Illinois markets; in the greater Grand Rapids, Kalamazoo, Battle Creek, Holland, Grand Haven, Lansing, Jackson, Ann Arbor and the western suburbs of Detroit, Michigan markets; in the Minneapolis/St. Paul, Rochester, Duluth, St. Cloud and Brainerd, Minnesota markets; and prior to an exchange of markets with Integra Telecom in the second quarter of 2006, in Fargo, North Dakota. As of December 31, 2005, TDS Telecom had 448,600 competitive local exchange carrier equivalent access lines, of which 91.1% were on-switch.

The competitive local exchange carrier operation is currently testing the deployment of last mile replacement loop technologies. Launched in 2004 and expanded during 2005, a fixed wireless network was deployed in a portion of the greater Fox Valley market. Initially deployed as a consumer market test, the fixed wireless initiative was expanded to include commercial account applications in the fourth quarter of 2005. This method of delivery allows for greater bandwidth (faster speeds up to 12 megabytes) when compared to digital subscriber line services. Customers located more than 10,000 feet from the central office are now able to receive high-speed data services, thus mitigating distance limitations inherent in copper telephony-based high-speed Internet services. Wireless delivery also allows for greater control over the installation intervals (the time beginning when a customer orders service to when service is delivered) and the customer service experience that end users have once the service is implemented. Wireless delivery also facilitates provisioning high-speed

Internet and/or voice services to customers using facilities that are 100% owned and operated by the competitive local exchange carrier, thus eliminating the need for incumbent local exchange carrier local loops and eliminating the risk of regulatory changes affecting the cost of delivering service.

TDS Telecom expects that the deployment of fixed wireless infrastructure in the Fox Valley will be also be used to deliver Voice over Internet Protocol (VoIP) services utilizing softswitches. Softswitch technology is a non-circuit switch solution that utilizes software-based feature generation allowing greater service flexibility and more cost-effective switch upgrades. Softswitch technology will allow TDS Telecom’s competitive local exchange operation to respond more quickly to changing customer demand, shorten new product launch timeframes and facilitate faster capacity upgrades at lower initial costs. Softswitch market tests will bundle high-speed Internet services with voice services over a network that decreases dependence on Regional Bell Operating Company local facilities. While high speed data services were delivered to consumer and commercial customers in the first quarter of 2006, testing of Voice over Internet Protocol over wireless high speed data is expected to continue through most of 2006.

To implement a “grow and protect” market strategy, TDS Telecom is planning to expand fixed wireless broadband in the Madison, Wisconsin market to cover geographic areas of the market that it cannot adequately service with leased, copper-based broadband technologies. The initial deployment will deliver higher speed multi-megabyte Internet access service to both the consumer and commercial market sectors. By the end of 2006, TDS Telecom plans to provision voice and high-speed data product bundles over the fixed wireless and Voice over Internet Protocol networks. The initial fixed wireless deployment will include equipment utilizing non-licensed spectrum. During  2007, TDS Telecom intends to augment the network with wireless broadband equipment that will operate using licensed spectrum recently acquired from SkyCable TV of Madison, LLC (see “Competitive Local Exchange Carrier Related Acquisitions and Divestitures”). As part of its fixed wireless broadband strategy, TDS Telecom has urged the FCC to make additional licensed spectrum available in the 3 GHz band. See “New and Developing Technologies”.

All of the currently deployed strategies recognize the changing telecommunications marketplace and the need to meet customer demands for greater bandwidth while decreasing dependence on Regional Bell Operating Companies for infrastructure elements. Further efforts to test and deploy alternative last mile technologies are expected in the near future as well as efforts designed to maximize revenue opportunities with existing high-speed Internet customers. One such effort launched during 2005 is a bundled Internet content product set. These content bundles, offered initially to existing high-speed Internet customers, provide for special access to media and interactive content providers. Providing for the availability of a better Internet experience has generated new revenue through the subscription to these bundles and will serve as another incentive to non-broadband users to upgrade to the faster broadband Internet services in the competitive local exchange operation portfolio of products. During the third and fourth quarters of 2005, an average of 23.8% of all new consumer high-speed data customers upgraded to a content product set.

In response to petitions filed by a regional Bell operating company for increases in rates for certain wholesale services that it provides to competitive local exchange carriers, the state public service commissions of Illinois, Wisconsin and Michigan issued orders that adversely affected the cost of providing some services for TDS Telecom’s competitive local exchange carrier operations in those states, primarily services to residential customers and certain small business customers. The pricing data for the major markets of the competitive local exchange carriers became available in the fourth quarter of 2004. These pricing changes, as well as other regulatory changes as described in the “Competitive Local Exchange Carrier Markets Regulation” section below, and competitive pressures triggered an impairment review by TDS Telecom of its competitive local exchange carrier operations’ tangible assets and intangible assets. As a result of the impairment review, TDS Telecom concluded that the long-lived tangible assets of its competitive local exchange carrier operations were impaired and recorded a loss on impairment of tangible assets of $87.9 million in the Statement of Operations in the fourth quarter of 2004. TDS Telecom also concluded that goodwill associated with the competitive local exchange carrier operations was impaired and recorded a loss on impairment of intangible assets of $29.4 million in the Statement of Operations in the fourth quarter of 2004.

Competitive Local Exchange Carrier Market Strategy

The competitive local exchange carrier strategy places primary emphasis on small and medium sized commercial customers and residential customers. Medium sized commercial prospects are characterized by above average access line to employee ratios, heavier utilization of data services and a focus on using telecommunications for business improvement. Commercial accounts typically seek increased telephony capabilities at reduced costs. To combat growing Regional Bell Operating Company customer “Winback” programs that use a low price strategy, TDS Telecom pursues an application sales strategy. This commercial consultative sales approach builds on customer preference for integrated communication services and the customer’s perception that some of the value of the product is in personalized service. Application sales techniques create user value by a process of discovery of customer needs focused on utilizing new and existing technologies to improve business performance and create greater efficiencies in the use of telecommunications products. Ongoing after-the-sale support consultants ensure that customers always have up-to-date information about new technologies and opportunities to frequently evaluate the configuration of their telecommunications services. The application sales approach also aids in maximizing the impact of integrated voice and data technologies as businesses increase their use of data as part of their business models.

An emphasis on product development has led to the introduction of integrated voice and data solutions as well as the creation of small business bundled products. Similar to the strategies employed in the competitive local exchange carrier’s consumer arena, bundles targeting one- to five-line business customers make buying telecommunications and data services easier and increase the perceived value of these products. Offering dynamic and cost-effective data solutions bundled with and provisioned on a single access line provides for direct cost savings to the customer, removes distance limitations commonly associated with digital subscriber line technology, and gives the customer greater flexibility to grow business telecommunications use.

TDS Telecom’s competitive local exchange carrier operation focuses on gaining additional market share within established competitive local exchange carrier markets. TDS Telecom’s competitive local exchange carriers concentrate on increasing sales distribution channels, targeting new customer segments, and rolling out new product sets to existing customers and to targeted market segments.

The consumer sales strategy focuses on bundling to create demand by the mass market. TDS Telecom seeks to take the features that customers value and combine them with calling plans attractive to a majority of high-value customers. To make its products even more attractive to the high-value consumer segment, TDS Telecom emphasizes its high-speed data solutions tied to traditional service bundles. Sales of high-speed data product bundles are emphasized to counter cellular “cut the cord” customer acquisition strategies. TDS Telecom offers digital subscriber line service to provide the customer with suitable bundles that compete directly with Regional Bell Operating Companies and cable providers. For the consumer market, TDS Telecom has built its customer acquisition strategy around direct response programs that allow it to deliver a tightly targeted message to specific high-value customers. TDS Telecom employs a variety of channels to sell, including Web marketing, door-to-door sales, agent partnerships, and telemarketing.

While the competitive local exchange carrier operation is positioning itself as a high-quality telecommunications provider, it is experiencing price competition from the Regional Bell Operating Companies and other competitive local exchange carriers as it attempts to gain and retain customers. In addition, the Regional Bell Operating Companies are actively seeking regulatory and technological barriers that could impede TDS Telecom’s access to facilities used to provide telecommunications services. The competitive local exchange carrier operation continues to seek and maintain an efficient cost structure to ensure that it can match price-based initiatives from competitors. Wireless data, Internet protocol telephony, and packet switching networks are all being evaluated or deployed to increase high-speed data reach, to lower the cost of providing service, and to ensure continuing access to network facilities for service provision. To effectively compete in its chosen markets, TDS Telecom is continuing new product development to provide high-quality, leading edge services to its customers that can be leveraged by both its independent local exchange carrier and competitive local exchange carrier operations. As discussed below, the TDS Telecom competitive local exchange carrier operation is also actively advocating regulatory frameworks that enable its competitive local exchange operations to grow profitably and continue to meet demanded services by its customers.

Competitive Local Exchange Carrier Technology

During 2005, TDS Telecom continued fiber construction to further expand its customer base. TDS Telecom’s competitive local exchange carrier operation continued to add capacity to its switches to accommodate expansion and improved redundancy in its overall network.

TDS Telecom’s expected capital spending in 2006 is $15 million to $25 million for competitive local exchange carrier markets, compared to actual capital expenditures of $27.1 million in 2005 and $35.2 million in 2004. Financing for capital additions will be provided by internally generated funds.

Competitive Local Exchange Carrier Market Competition

TDS Telecom’s competitive local exchange carrier operation faces a range of competition including the incumbent Regional Bell Operating Company (AT&T (formerly SBC) or Qwest), one or more competitive local exchange carriers, cable and wireless carriers, Voice over Internet Protocol providers, and others.

TDS Telecom’s competitive local exchange carrier operation competes with the Regional Bell Operating Companies on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering, and customer service. AT&T and Qwest have long-standing relationships with their customers and are well established in their respective markets. Although the Regional Bell Operating Companies generally are subject to greater pricing and regulatory constraints than competitive local exchange carriers, Regional Bell Operating Companies are achieving increased pricing flexibility for their services and have implemented long-term contracts with high cancellation penalties for retention purposes. The Regional Bell Operating Companies continue to pursue aggressive “Winback” programs that have been somewhat effective in regaining lines lost to competitive local exchange carriers. Competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities; customer service; response to customer needs; service features; and price. It is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available Regional Bell Operating Company networks. In addition, TDS Telecom believes that, in general, its competitive local exchange carrier operations provide more attention and responsiveness to their customers than do the Regional Bell Operating Company competitors to similar customers.

TDS Telecom also faces competition from other competitive local exchange carriers in many of the cities where it has competitive local exchange carrier operations. Although some competitive local exchange carriers have failed or are in a reorganization mode, competition is also coming from entities in related industries. These entities include, Internet service providers, cable television companies, Regional Bell Operating Company resellers, Voice over Internet Protocol providers, cellular/wireless carriers, and private networks built by large end users. TDS Telecom’s competitive local exchange carrier market positioning against these carriers is based on regional focus, application oriented results driven sales teams, personal customer care, simple and compelling offers, and consistent execution of processes—especially the back office provisioning processes required to offer competitive local service. One result of this strategy is that TDS Telecom (combined incumbent and competitive local exchange carrier operations) outperformed all the major carriers including SBC (now AT&T), Cincinnati Bell, AT&T (which was acquired by SBC) and Verizon in the North Central Region in overall customer satisfaction in the J.D. Power and Associates 2005 Residential All-Distance Telephone Customer Satisfaction Study, ranking first in both the “Performance and Reliability” and “Cost of Service” factors.

Competitive Local Exchange Carrier Markets Regulation

A number of federal and state regulatory proposals, policies and proceedings are important to TDS Telecom’s competitive local exchange carrier operations. Most significantly, the FCC released two important decisions related to access to unbundled network elements by competitive local exchange carriers. The first is referred to as the Triennial Review Order. This order was released on August 21, 2003. The order was appealed, and significant portions overturned. Relevant to TDS Telecom’s competitive operations, the Court upheld certain aspects of the FCC’s Triennial Review Order that could limit the ability of competitive carriers to access fiber optic lines and lines that are a combination of fiber optics and copper. Appeal of this portion of the Triennial Review Order by TDS and others was denied by the Supreme Court and the rules related to fiber optic lines and combination fiber-copper lines are final.

The second important decision by the FCC is known as the Triennial Review Remand Order and was adopted on December 15, 2004, with the text of the final order released on February 4, 2005, with an effective date of March 11, 2005. The Triennial Review Remand Order significantly revised the rules related to access by competitive local exchange carriers to unbundled network elements, addressing the issues overturned by the court of appeals in relation to the Triennial Review Order. The Triennial Review Remand Order removed access to unbundled switching, and set limits on access to unbundled high capacity loops and transport in certain circumstances. However, the rules related to access to unbundled high capacity loops and transport preserve access to the most common high-capacity loops and transport currently used by TDS Telecom. To the extent that TDS Telecom competitive local exchange carrier operations rely on an unbundled network element platform provided by incumbent carriers, the Triennial Review Remand Order if not overturned on appeal, will lead to a phase-out of that method of competitive entry. Moreover, the loss of some access and transport options as a result of the Triennial Review Remand Order is unfavorable for TDS Telecom competitive local exchange carrier operations and could negatively affect the company’s ability to provide broadband services to end users in new areas or to increase or expand services in existing areas.

Shortly after the issuance of the Triennial Review Remand Order, SBC announced that it was acquiring AT&T. TDS Telecom worked with a group of competitive carriers advocating that reasonable conditions be placed upon the merged companies. In its order approving the mergers, the FCC imposed two conditions that are directly favorable to TDS Telecom:  1) a two-year cap on the rates charged by AT&T (formerly SBC) for unbundled network elements; and 2) a recalculation of the wire centers where unbundled network elements will be available to remove AT&T as a separate collocator for purposes of determining if the wire center meets the threshold for denying access to certain unbundled elements under the Triennial Review Remand Order. The first condition will provide stability for a major driver of costs in the competitive operations. The second will serve to make more geographic areas available for access to unbundled network elements.

State proceedings to review the pricing of unbundled network elements were concluded in Illinois, Michigan and Wisconsin in 2004. In each case, rates for unbundled loops for residential and small business were increased, while in some cases rates for unbundled loops to serve medium to large business were reduced. As noted above, unbundled loop rates should be stable in the AT&T (formerly SBC) region for the next two years. Within the Qwest region, Qwest may make a request to raise unbundled loop rates in the next year, but even if such a request were made, it would be unlikely to go into effect prior to 2007.

In 2006, issues related to intercarrier compensation are likely to become more prominent. Pending issues include whether to replace the current intercarrier compensation system with a bill and keep, capacity based or mixed compensation system. While little of substance occurred during 2005, debate has been ongoing, and it is expected that action will be taken by either the FCC or the Congress within the next year. In particular, intrastate access charges, that are part of CLEC operation’s revenue streams may be reduced toward interstate levels. TDS Telecom will advocate for a system that adequately compensates carriers for the use of their facilities and recognizes that different carrier cost structures may call for individualized rate structures.

The FCC exercises jurisdiction over all interstate communications services. The FCC exercises regulatory jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate communications. The FCC has established different levels of regulation for “dominant” carriers and “non-dominant” carriers. For domestic interstate communications services, only the incumbent local exchange carriers are classified as dominant carriers. All other carriers are classified as non-dominant. The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than those of non-dominant carriers. As non-dominant carriers, competitive local exchange carriers may install and operate facilities for domestic interstate communications without prior FCC authorization. Competitive local exchange carriers are not required to maintain tariffs for domestic interstate long distance services. However, competitive local exchange carriers are required to submit certain periodic reports to the FCC and to pay regulatory fees. To further its wireless broadband strategy, TDS Telecom has also petitioned the FCC to make additional licensed spectrum available in the 3 GHz band. There can be no guarantee that the FCC will make such spectrum available, or if it does, that TDS Telecom will be able to successfully bid for such spectrum at auction.

Competitive local exchange carriers are also subject to regulation by state public service commissions. Certain state public service commissions require competitive local exchange carriers to obtain operating authority prior to initiating intrastate services. Certain states also require the filing of tariffs or price lists and/or customer specific contracts. TDS Telecom’s competitive local exchange carrier operation is not currently subject to rate-of-return or price regulation. However, competitive local exchange carriers are subject to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of these requirements is generally less than those applicable to incumbent local exchange carriers. In addition, local governments may require competitive local exchange carriers to obtain licenses or franchises regulating the use of public rights-of-way necessary to install and operate their networks.

Competitive Local Exchange Carrier and Related Acquisitions and Divestitures

TDS and TDS Telecom will from time to time seek to improve competitive positioning by exiting certain geographic markets and consolidating operations in other markets. TDS Telecom may also trade properties with other competitive local telephone service providers to improve its geographic footprint and to improve its position within existing footprints. In addition, there may be opportunities to divest selected customer segments across markets if and when competitive and regulatory conditions change.

Competitive local telephone service providers, TDS Metrocom and Integra Telecom, exchanged service areas between markets in North Dakota and Minnesota early in the second quarter of 2006. Under the agreement, TDS Metrocom customers in Fargo and Grand Forks, North Dakota and Fergus Falls, Little Falls and Nisswa, Minnesota became Integra customers and the majority of Integra customers in the Duluth, Minnesota area became TDS Metrocom customers. In addition, TDS Metrocom received cash consideration.

To further develop its fixed wireless capabilities, TDS Telecom purchased wireless spectrum assets from SkyCable TV of Madison, LLC, a former Madison, Wisconsin-based satellite wireless cable provider, during the fourth quarter of 2005. TDS Telecom anticipates using the assets for future broadband wireless use. The purchase may enable local services in Madison similar to those in the company’s wireless broadband trials in Wisconsin’s Fox Valley area.

New and Developing Technologies

An important component of TDS Telecom’s business strategy is to develop high-growth services, particularly in the data arena. Data communications is one of the fastest growing portions of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data products in all of its markets, thereby positioning itself as a full-service data networking service provider. TDS Telecom currently provides dial-up and digital subscriber line Internet access to its incumbent local exchange carrier and competitive local exchange carrier customers. At December 31, 2005, TDS Telecom’s incumbent local exchange carrier provided dial-up Internet service to approximately 90,700 customers and digital subscriber line service to approximately 65,500 customers, while the competitive local exchange carriers provided dial-up Internet services to approximately 14,200 customers and digital subscriber line service to approximately 36,400 customers.

TDS Telecom continued to grow its services in the data communications market at both its incumbent local exchange carrier and competitive local exchange carrier units, including deployment of digital subscriber line technology. TDS Telecom believes that its penetration of broadband access will exceed that of dial-up Internet services in 2006 and that digital subscriber line technology will continue to be a key technology for the provision of broadband Internet access. TDS Telecom will continue to deploy digital subscriber line services as an important element of high-speed Internet access and as a complementary product to web hosting, messaging, and collocation services. During 2005, TDS Telecom introduced new digital subscriber line products and offered a range of speed options to meet the varied needs of its customers. It is trialing four-megabits-per-second residential digital subscriber line service in selected markets.

For the future, a number of services utilizing a broadband connection are in various stages of research and development such as content applications, Voice over Internet Protocol, Internet call waiting and video services. TDS Telecom management is convinced that demand for Triple Play services is real and is currently being demonstrated in the marketplace. TDS Telecom currently has two fiber to the premises trials underway in its independent local exchange carrier operation. The first is a complete fiber build-out of a large subdivision and the second is a combination fiber to the premises overbuild and asymmetric digital subscriber line deployment. TDS Telecom continues to experience significant improvement in terrestrial video trials. This product, along with our direct broadcast satellite partnership to offer Triple Play services, positions us to compete across virtually all of our markets. TDS Telecom is also encouraged by the early signs of the emergence of an on-demand TV model that its Internet protocol networks would be well positioned to offer, and wireless would provide significant differentiation of its video product from that of CATV and direct broadcast satellite competitors.

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

These assets are classified for financial reporting purposes as available-for-sale securities. The market value of these investments aggregated $2,531.7 million at December 31, 2005, and $3,398.8 million at December 31, 2004. As of December 31, 2005, the unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $593.2 million. This amount was $1,109.2 million at December 31, 2004.

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

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $910.7 million at December 31, 2005, and $1,284.9 million at December 31, 2004.  These deferred tax liabilities are partially offset by deferred tax assets for the derivatives of $185.7 million at December 31, 2005 and $487.2 million at December 31, 2004.

The following table summarizes certain facts surrounding the contracted securities as of December 31, 2005.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone Group Plc (2)	12,945,915	$15.07-$16.07	$18.76-$21.44	201,038
Deutsche Telekom	131,461,861	$10.74-$12.41	$13.68-$16.37	1,532,257
				1,754,114
Unamortized debt discount (3)				46,832
				$1,707,282

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

Employees

TDS enjoys satisfactory employee relations. As of June 30, 2006, approximately 11,500 persons were employed by TDS, 110 of whom are represented by unions.

Item 1A.             Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K (“Form 10-K”), including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K. However, the factors described under “Risk Factors” are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to TDS’s business.

RISK FACTORS

Intense competition in the markets in which TDS operates could adversely affect TDS’s revenues or increase its costs to compete.

Competition in the telecommunications industry is intense. TDS’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. TDS anticipates that competition will cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future. Some of TDS’s competitors are national or global telecommunications companies that are larger than TDS, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and may market other services with their communications services that TDS does not offer. In addition, TDS may face competition from technologies that may be introduced in the future or from new entrants into the industry. There can be no assurance that TDS will be able to compete successfully in this environment or that new technologies and products that are more commercially effective than the technologies and products utilized by TDS will not be developed.

Sources of competition to TDS’s wireless business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, resellers (including mobile virtual network operators) and providers of other alternate telecommunications services. Many of TDS’s wireless competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.

Sources of competition to TDS’s wireline incumbent local exchange carrier business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission service providers, wireless communications providers, cable television companies, competitive access service providers, competitive local exchange carriers, Voice over Internet Protocol (VoIP) providers and providers using other emerging technologies. In the future, TDS expects the number of its wireline physical access lines served to continue to be adversely affected by wireless and broadband substitution.

Sources of competition to TDS’s wireline competitive local exchange carrier business include the sources identified in the prior paragraph as well as the incumbent local exchange carrier in each market, which enjoys competitive advantages, including its wireline connection to virtually all of the customers and potential customers of TDS’s competitive local exchange carrier, its established brand name and its substantial financial resources. TDS’s competitive local exchange carrier is required to discount services to win potential customers. These factors result in lower operating margins for TDS’s competitive local exchange carrier, and make it vulnerable to any discount pricing policies that the incumbent local exchange carrier may adopt to exploit its lower-cost structure and greater financial resources.

These factors are not in TDS’s control. Changes in such competitive factors could result in product, pricing or cost disadvantages and could have an adverse effect on TDS’s business, financial condition or results of operations.

Consolidation in the telecommunications industry could adversely affect TDS’s revenues and increase its costs of doing business.

There has been a recent trend in the telecommunications and related industries towards consolidation of service providers through joint ventures, reorganizations and acquisitions. TDS expects this trend towards consolidation to continue, leading to larger competitors over time. TDS may be unable to compete successfully with larger companies that have substantially greater financial, marketing or technical resources or that offer more services than TDS, which could adversely affect TDS’s revenues and costs of doing business. In addition, consolidation of long distance carriers could result in TDS having to pay more for long distance services which could increase TDS’s costs of doing business.

Advances or changes in telecommunications technology, such as Voice over Internet Protocol or WiMAX, could render certain technologies used by TDS obsolete, could reduce TDS’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes, such as the implementation by other carriers of third generation (“3G”) technology or wideband technologies such as “WiFi” and “WiMAX” which do not rely on FCC-licensed spectrum, could cause the technology used on TDS’s wireless networks to become obsolete. In addition, Voice over Internet Protocol, also known as VoIP, is an emerging technological trend that could cause a decrease in demand for TDS’s telephone services. TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business. If TDS cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

Changes in the regulatory environment or a failure by TDS to timely or fully comply with any regulatory requirements  could adversely affect TDS’s financial condition, results of operations or ability to do business.

TDS’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, and state and local regulatory agencies and legislative bodies. Adverse decisions or increased regulation by these regulatory bodies could negatively impact TDS’s operations by, among other things, increasing TDS’s costs of doing business, permitting greater competition or limiting TDS’s ability to engage in certain sales or marketing activities.

TDS’s wireless business requires licenses granted by the FCC to provide wireless telecommunications services. Typically, such licenses are issued for initial 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal applications. Failure to comply with FCC requirements in a given service area could result in the revocation of TDS’s license for that area or in the imposition of fines. Court decisions and rulemakings could have a substantial impact on TDS’s wireless operations, including in particular rulemakings on intercarrier access compensation and universal service. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’s ability to respond to new regulations. TDS is unable to predict the future actions of the various regulatory bodies that govern TDS, but such actions could have a material adverse effect on TDS’s wireless business.

TDS’s incumbent local exchange carriers have been granted permission to operate by each of the states in which TDS operates. TDS is subject to regulation from the regulatory commissions in each of these states as well as from the FCC. State regulatory commissions have primary jurisdiction over local and intrastate rates that TDS charges customers, including, without limitation, other telecommunications companies, and service quality standards. The FCC has primary jurisdiction over the interstate access rates that TDS charges other telecommunications companies that use TDS’s network and issues related to interstate service. TDS receives a substantial amount of its incumbent local exchange carrier revenue from other interexchange carriers for providing access to its network and compensation from the Universal Service Fund and other support funds. The FCC is re-examining all currently regulated forms of access charges and the prospect for continued access charges is uncertain. Furthermore, the FCC is reviewing the Universal Service Fund and applicable rules to assess the sustainability of the fund and is examining the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the eligibility and portability of payments. Changes in access charges and the Universal Service Fund that reduce the size of the fund and payments to TDS could have a material adverse impact on this source of revenues. Future revenues, costs, and capital investment in TDS’s wireline business could be adversely affected by material changes to these regulations including but not limited to changes in intercarrier compensation, state and federal universal service support, unbundled network element platform or UNE-P pricing and requirements, and VoIP regulation.

Although TDS’s competitive local exchange carriers do not have regulatory review in the same way as the ILECs, the viability of their business model depends on FCC and state regulations. Court decisions and regulatory developments relating to UNE-P and access and transport options could negatively affect the competitive local exchange carrier’s ability to obtain access to certain local networks or provide broadband services to end users and/or increase the cost of providing some services. As a result of certain recent court decisions and regulatory developments, TDS is phasing-out competitive local exchange carrier operations that rely on an unbundled network element platform (UNE-P) provided by incumbent carriers. Moreover, the loss of some access and transport options as a result of such developments is unfavorable for TDS’s competitive local exchange carrier operations and could negatively affect their ability to provide broadband services to end users.

TDS attempts to timely and fully comply with all regulatory requirements. However, in certain circumstances, TDS may not be able to timely or fully comply with all regulatory requirements due to various factors, including changes to regulatory requirements, limitations in or availability of technology, insufficient time provided for compliance, problems encountered in attempting to comply or other factors. For instance, TDS is not in compliance with the revised phase two enhanced 911 requirements in some of its markets. Although TDS has requested a waiver from the FCC with respect thereto, there is no guarantee that TDS will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s enhanced 911 requirements in its markets. Any failure by TDS to timely or fully comply with any regulatory requirements could adversely affect TDS’s financial condition, results of operations or ability to do business.

Changes in TDS’s enterprise value, changes in the supply or demand of the market for wireless licenses or telephone company franchises, adverse developments in the business or the industry in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS’s license costs, goodwill and/or physical assets.

A large portion of TDS’s assets consists of intangible assets in the form of licenses and goodwill. TDS also has substantial investments in long-lived assets such as property, plant and equipment. Licenses, goodwill and other long-lived assets must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS reviews its licenses, goodwill and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment charges could be significant and could have a material adverse effect on TDS’s reported financial results for the period in which the charge is taken. The estimation of fair values requires assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other factors. Different assumptions for these factors or valuation methodologies could create materially different results.

Early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’s Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

TDS has reported amounts with respect to future contractual obligations under the caption “Contractual Obligations” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.  The actual amounts disbursed in the future may differ materially from these currently reported amounts due to various factors, including early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments.

Changes in accounting standards or TDS’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under TDS’s Application of Critical Accounting Policies and Estimates, could have an adverse effect on TDS’s financial condition or results of operations.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. TDS has described certain critical accounting policies and estimates under the caption “Critical Accounting Policies and Estimates” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. Changes in accounting standards or TDS’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates could have an adverse effect on TDS’s financial condition and results of operations.

Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’s financial condition, results of operations or ability to do business.

TDS is regularly involved in a number of legal proceedings before the FCC and various state and federal courts. Such legal proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel.

The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements. In addition, litigation or similar proceedings could impose restraints on TDS’s current or future manner of doing business and/or could have an adverse effect on TDS’s financial condition, results of operations or ability to do business

Costs, integration problems or other factors associated with acquisitions/divestitures of properties and/or licenses and/or expansion of TDS’s business could have an adverse effect on TDS’s business, financial condition or results of operations.

As part of TDS’s operating strategy, TDS may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment. The acquisition of additional businesses will depend on TDS’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions. TDS will also be subject to competition for suitable acquisition candidates. Any acquisitions, if made, could divert the resources and management time of TDS and would require integration with TDS’s existing business operations and services. As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to TDS or would be successfully integrated into TDS’s operations. These transactions commonly involve a number of risks, including:

•       entering markets in which TDS has limited or no direct prior experience and competitors have stronger positions;

•       uncertain revenues and expenses, with the result that TDS may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;

•       difficulty of integrating the technologies, products, operations and personnel of the acquired businesses;

•       diversion of management’s attention;

•       disruption of ongoing business;

•       impact on TDS’s cash and available credit lines for use in financing future growth and working capital needs;

•       inability to retain key personnel;

•       inability to successfully incorporate acquired assets and rights into TDS’s service offerings;

•       inability to maintain uniform standards, controls, procedures and policies; and

•       impairment of relationships with employees, customers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on TDS’s business, financial condition or results of operations.

If TDS expands into new telecommunications businesses or markets, it may incur significant expenditures, a substantial portion of which must be made before any revenues will be realized. Such expenditures may increase as a result of the accelerated pace of regulatory and technological changes. Such expenditures, together with the associated high initial service costs of providing service in new markets, may result in reduced cash flow until an adequate revenue base is established. There can be no assurance that an adequate revenue base will be established in any new technology or market which TDS pursues.

If TDS expands into new telecommunications businesses or markets, it will incur certain additional risks in connection with such expansion, including increased legal and regulatory risks, and possible adverse reaction by some of its current customers. Such telecommunications businesses and markets are highly competitive and, as a new entrant, TDS may be disadvantaged. The success of TDS’s entry into new telecommunications businesses or markets will be dependent upon, among other things, TDS’s ability to select new equipment and software and to integrate the new equipment and software into its operations, to hire and train qualified personnel and to enhance its billing, back-office and information systems to accommodate the new businesses or markets. No assurance can be given that TDS will be successful with respect to these efforts.

If TDS is not successful with respect to its expansion initiatives, its business, financial condition  or results of operations could be adversely affected.

Changes in various business factors could have an adverse effect on TDS’s business, financial condition or results of operations.

Changes in any of several factors could reduce TDS’s revenue growth and profitability. These factors include, but are not limited to:

•       demand for or usage of services,

•       the pricing of services,

•       the overall size and growth rate of TDS’s customer base,

•       average revenue per unit,

•       penetration rates,

•       churn rates,

•       selling expenses,

•       net customer acquisition and retention costs,

•       roaming rates,

•       minutes of use,

•       the mix of products and services offered by TDS and purchased by customers, and

•       the costs of providing products and services.

Any changes in such factors could have an adverse effect on TDS’s business, financial or results of operations.

A significant portion of TDS’s wireless revenues is derived from customers who buy services through independent agents and dealers who market TDS’s services on a commission basis. If TDS’s relationships with these agents and dealers are seriously harmed, its wireless revenues could be adversely affected.

TDS has relationships with agents, dealers and other third-party retailers to obtain customers.  Agents and dealers are independent business people who obtain customers for TDS on a commission basis. TDS’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products. TDS’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies.  Additionally, in support of its overall Internet initiatives, TDS has recruited agents who provide services exclusively through the Internet.

TDS’s business and growth depends, in part, on the maintenance of satisfactory relationships with its agents, dealers and other third-party retailers. If such relationships are seriously harmed, TDS’s revenues and, as a result, its financial condition or results of operations, could be adversely affected.

TDS’s investments in technologies which are unproven or for which success has not yet been demonstrated may not produce the benefits that TDS expects.

TDS is making investments in various new technologies and product offerings. These investments have included technologies for enhanced data services offerings. TDS expects new products and solutions based on these new technologies to contribute to future growth in its revenues. However, the markets for some of these products and solutions are still emerging and the overall potential for these markets remains uncertain and unproven. If customer demand for these new products and solutions does not develop as expected, TDS’s financial conditions or results of operations could be adversely affected.

An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to TDS, and/or changes in roaming rates and the lack of standards and roaming agreements for wireless data products, could have an adverse effect on TDS’s business, financial condition or results of operations.

TDS’s customers can access another carrier’s analog cellular or digital system automatically only if the other carrier allows TDS’s customers to roam on its network. TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of TDS’s network footprint. Though TDS has a long-term agreement with it key roaming partner, in general these agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. Some competitors may be able to obtain lower roaming rates than TDS because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service TDS provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and TDS’s customers may not be able to use some of the advanced features, such as voicemail notification, or data applications that the customers enjoy when making calls within TDS’s network.  In addition, TDS’s wireless “CDMA” and “CDMA 1XRTT” technology is not compatible with certain other technologies used by certain other carriers, such as GSM and GPRS, limiting the ability of TDS to enter into roaming agreements with such other carriers. TDS’s roaming partners could switch their business to new operators, or over time, to their own networks. Changes in roaming usage patterns, rates per roaming minute of use and relationships with carriers whose customers generate roaming minutes of use on TDS’s network all could have an adverse effect on TDS’s revenues and revenue growth.

If TDS is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to TDS, and that satisfy TDS’s quality and interoperability requirements, its business, financial conditions or results of operations could be adversely affected.

Changes in access to content for data or video services and access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on TDS’s business, financial condition or results of operations.

TDS’s businesses may increasingly depend on its access to content for data or video services and access to new handsets being developed by vendors. TDS’s ability to obtain such access depends in part on other parties. If TDS is unable to obtain access to content for data or video services or prompt access to new handsets being developed by vendors, its business, financial condition or results of operations could be adversely affected.

Operation of TDS’s supply chain and management of its inventory balances requires accurate forecasting of customer growth and demand, which has become increasingly challenging. If overall demand for handsets or the mix of demand for handsets is significantly different than TDS’s expectations, TDS could face inadequate or excess supplies of particular models of handsets. This could result in lost sales opportunities or a buildup of inventory that could not be easily sold. Either of these situations could adversely affect TDS’s revenues, costs of doing business, results of operations or financial condition.

A failure by TDS’s service offerings to meet customer expectations could limit TDS’s ability to attract and retain customers and have an adverse effect on TDS’s operations.

Customer acceptance of the services that TDS offers is and will continue to be affected by technology-based differences and by the operational performance, quality, reliability, and coverage of TDS’s networks. TDS may have difficulty attracting and retaining customers if it is unable to meet customer expectations for, or otherwise unable to resolve quality issues relating to, its networks, billing systems, or customer care or if those issues limit TDS’s ability to expand its network capacity or subscriber base, or otherwise place TDS at a competitive disadvantage to other service providers in its markets. The level of consumer demand for TDS’s next-generation products is uncertain. Consumer demand could be impacted by differences in technology, footprint and service areas, network quality, consumer perceptions, customer care levels and rate plans.

A failure by TDS to complete significant network build-out and system implementation as part of its plans to build out new markets and improve the quality and capacity of its network could have an adverse effect on its operations.

TDS’s business plan includes significant build-out activities and enhancements to its network, including completion of build-out activities in new markets and continual enhancement of its existing network. As TDS deploys, expands, and enhances its network, it may need to acquire additional spectrum. Also, as TDS continues to build out and enhance its network, TDS must, among other things, continue to:

•       lease, acquire or otherwise obtain rights to a large number of cell and switch sites;

•       obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

•       complete the radio frequency design, including cell site design, frequency planning and network optimization, for each of TDS’s markets; and

•       improve, expand and maintain customer care, network management, billing and other financial and management systems.

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay the launch of expanded operations in new or existing markets or result in increased costs in all markets. TDS relies on the services of various companies in order to build-out and enhance its network. However, TDS may not be able to obtain satisfactory contractors on economically attractive terms or ensure that such contractors or the systems they install will perform as TDS expects. Failure to successfully build out and enhance TDS’s network and necessary support facilities and systems in a cost effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on TDS’s business, business prospects, financial condition or results of operations.

A failure by TDS’s wireless business to acquire adequate radio spectrum could have an adverse effect on TDS’s business and operations.

TDS’s wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC. TDS could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the potential expanded demands for existing services in critical markets, and to enable deployment of next-generation services. Such a failure could have a material adverse impact on the quality of TDS’s services or TDS’s ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services. TDS may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, TDS may not be successful in those future auctions in obtaining the spectrum that TDS believes is necessary to implement its business and technology strategies. In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum. TDS may also seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.

Financial difficulties of TDS’s key suppliers or vendors, or termination or impairment of TDS’s relationship with such suppliers or vendors, could result in a delay or termination of TDS’s receipt of equipment or services, which could adversely affect TDS’s business and results of operations.

TDS depends upon certain vendors to provide it with equipment and services that TDS needs to continue TDS’s network build-out and upgrade and operate its business. TDS does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers experience financial difficulties and are unable to provide equipment or services to TDS on a timely basis or cease to provide such equipment or services, or if such key suppliers otherwise fail to honor their obligations to TDS, TDS may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business. In that event, TDS’s business, financial condition or results of operations could be adversely affected.

An increase of TDS’s debt in the future could subject TDS to various restrictions and higher interest costs and decrease its cash flows and earnings.

TDS may increase its debt in the future, for acquisitions or other purposes. For example, TDS may require substantial additional financing to fund capital expenditures, license purchases, operating costs and expenses, domestic and international investments, and other growth initiatives. TDS currently relies on its committed credit facilities to meet any additional short-term financing needs. Other sources of financing may include public or private debt. The agreements governing any indebtedness may contain financial and other covenants that could impair TDS’s flexibility and restrict TDS’s ability to pursue growth opportunities. In addition, increased debt levels could result in higher interest costs and lower net cash flows and earnings.

An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on TDS’s business, financial condition or results of operations.

Due to competition for qualified engineering, technical, managerial, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain qualified personnel necessary for the development of its business. The loss of the services of existing personnel as well as the failure to recruit additional qualified personnel in a timely manner would be detrimental to TDS’s growth and activities requiring expertise. The failure to attract and/or retain such personnel could have an adverse effect on TDS’s business, financial condition or results of operations.

TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’s results of operations or financial condition.

TDS has significant investments in entities that it does not control, including a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) which represents a significant portion of TDS’s net income. TDS cannot provide assurance that these entities will operate in a manner that will increase the value of TDS’s investments, that TDS’s proportionate share of income from the LA Partnership will continue at the current level in the future or that TDS will not incur losses from the holding of such investments. Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect TDS’s financial condition or results of operations.

Changes in guidance or interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

TDS prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and files such financial statements with the SEC in accordance with the SEC’s rules and regulations. The preparation of financial statements in accordance with U.S. GAAP requires TDS to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. TDS bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. Changes in guidance or interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of disclosures or financial information included in this or prior filings with the SEC.

Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

TDS and its subsidiaries operate capital-intensive businesses. TDS has used internally-generated funds and has also obtained substantial funds from external sources to finance the build-out and enhancement of markets, to fund acquisitions and for general corporate purposes. TDS also may require substantial additional capital for, among other uses, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion. There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs. In the long term, reduction of TDS’s construction, development and acquisition programs would have a negative impact on TDS’s consolidated revenues, income and cash flows.

Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments could have an adverse effect on TDS’s financial condition or results of operations.

TDS does not have control over changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments. Income and other federal or state taxes represent a significant expense for TDS. Accordingly, changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments could have an adverse effect on TDS’s financial condition or results of operations.

War, conflicts, hostilities and/or terrorist attacks or equipment failure, power outages, natural disasters or breaches of network or information technology security could have an adverse effect on TDS’s business, financial condition or results of operations.

Wars, conflicts, hostilities, terrorist attacks, major equipment failures, power outages, natural disasters, breaches of network or information technology security or similar disasters or failures that affect TDS’s mobile and wireline telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which TDS relies, TDS’s cell sites or other equipment or the networks of other providers on which TDS subscribers roam could have a material adverse effect on TDS’s operations. TDS’s inability to operate its telecommunications system or access or operate its information systems even for a limited time period, or the loss or disclosure of subscriber data, may result in a loss of subscribers or impair TDS’s ability to serve subscribers or attract new subscribers, which could have an adverse effect on TDS’s business, financial condition or results of operations.

Changes in general economic and business conditions, both nationally and in the markets in which TDS operates could have an adverse effect on TDS’s business, financial condition or results of operations.

TDS’s operating results may be subject to factors which are outside of TDS’s control, including changes in general economic and business conditions, both nationally and in the markets in which TDS operates.  Such factors could have a material adverse effect on TDS’s business, financial condition or results of operations.

Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities or otherwise, could require TDS to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on TDS’s financial condition or results of operations.

The preparation of financial statements requires TDS to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. TDS bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions. Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities or otherwise, could require TDS to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on TDS’s financial condition or results of operations.

Material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, TDS is required to furnish a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of its Form 10-K filed with the SEC. The independent auditors of TDS are required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting. TDS management is also required to report on the effectiveness of TDS’s disclosure controls and procedures. As disclosed in this Form 10-K, TDS management has identified material weaknesses in internal control over financial reporting and, accordingly, has determined that internal control over financial reporting was not effective at December 31, 2005. Reference is made to Item 9A of this Form 10-K for a description of such material weaknesses and deficiencies in the effectiveness of internal control over financial reporting. Such material weaknesses and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations. Further, if TDS does not remediate any known material weaknesses, it could be subject to sanctions or investigation by regulatory authorities such as the SEC, it could fail to timely meet its regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on TDS’s business, financial condition or results of operations.

The pending SEC investigation regarding the restatement of TDS’s financial statements could result in substantial expenses, and could result in monetary or other penalties.

In November 2005, the staff of the SEC commenced an informal inquiry regarding TDS’s accounting practices in response to the restatement that was announced in November 2005. TDS is cooperating fully with the SEC staff. However, depending upon the scope and duration of the SEC’s review, substantial expenses and diversion of management’s attention and resources for the foreseeable future could be required. Also, if TDS is unsuccessful in defending against this or other investigations or proceedings, TDS could incur monetary or other penalties that could have an adverse effect on its business, financial condition or results of operations.

The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’s wireless business, financial condition or results of operations.

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose TDS to potential litigation. Any resulting decreases in demand for wireless services, or costs of litigation and damage awards, could impair TDS’s ability to sustain profitability.

In addition, some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or government regulations that restrict or prohibit wireless phone use, any of which could have an adverse effect on TDS’s business, financial condition or results of operations.

Numerous state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles. These laws or, other laws if passed, prohibiting or restricting the use of wireless phones while driving, could have the effect of reducing subscriber usage, which could cause an adverse effect on TDS’s business, financial condition, or results of operations.

TDS’s assets are concentrated in the U.S. telecommunications industry. As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

TDS’s assets are concentrated in the U.S. telecommunications industry, and in particular in the Midwestern portion of the United States. TDS’s focus on the U.S. telecommunications industry, with concentrations of assets and operations in the Midwest, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.

As TDS continues to implement its strategies, there are internal and external factors that could impact its ability to successfully meet its objectives.

TDS’s ability to implement and execute its operating strategies and as a result, achieve desired financial results, could be affected by various challenges. These challenges include overall industry-

related factors and other factors which are more specific to TDS, such as changes in regulation, industry-wide competition, changes in technology, effectiveness of TDS’s information technology systems and other risks and uncertainties, including those discussed herein. If TDS does not successfully manage such challenges, its business, financial condition or results of operations could be adversely affected.

Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and or any other financial or statistical information to vary from TDS’s forward estimates by a material amount.

TDS may from time-to-time provide forward looking information, including estimates of future operating income; depreciation, amortization and accretion expenses; service revenues; net retail customer activations; and/or capital expenditures. Any such forward looking information includes the effect of known or anticipated changes to the extent disclosed, but unknown or unanticipated events, including the risks discussed above, could cause such estimates to differ from the actual amounts by a material amount.

The market price of TDS’s Common Shares and Special Common Shares is subject to fluctuations due to a variety of factors.

TDS’s stock price is subject to fluctuations from time to time due to a variety of factors such as:

•       general economic conditions;

•       wireless and telecommunications industry conditions;

•       fluctuations in TDS’s quarterly customer activations, churn rate, revenues, results of operations or cash flows;

•       variations between TDS’s actual financial and operating results and those expected by analysts and investors; and

•       announcements by TDS’s competitors.

Any of these or other factors could adversely affect the future market price of TDS’s stock, or cause the future market price of the stock to fluctuate from time to time.

Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS.

A substantial majority of the outstanding Series A Common Shares are held in the TDS Voting Trust which expires on June 30, 2035. The TDS Voting Trust was created to facilitate the long-standing relationships among the trustees’ certificate holders. By virtue of the number of shares held by them, the voting trustees have the power to elect approximately 75% (less one) of the directors, or eight directors based on the current TDS Board of Directors size of twelve directors, and control a majority of the voting power of TDS with respect to matters other than the election of directors.

The existence of the TDS Voting Trust is likely to deter any potential unsolicited or hostile takeover attempts or other efforts to obtain control of TDS and may make it more difficult for shareholders to sell shares of TDS at higher than market prices. The trustees of the TDS Voting Trust have advised TDS that they intend to maintain the ability to keep or dispose of voting control of TDS.

The TDS Restated Certificate of Incorporation and TDS Bylaws also contain provisions which may serve to discourage or make more difficult a change in control of TDS without the support of the Board of Directors or without meeting various other conditions. In particular, the Restated Certificate of Incorporation includes a provision which authorizes the TDS Board of Directors to consider various factors, including effects on customers, taxes, and the long-term and short-term interests of TDS, in the context of a proposal or offer to acquire or merge the corporation, or to sell its assets, and to reject such offer if the TDS Board of Directors determines that the proposal is not in the best interests of the corporation based on such factors. The provisions of the TDS Restated Certificate of Incorporation and the TDS Bylaws and the existence of various classes of capital stock could prevent shareholders from profiting from an increase in the market value of their shares as a result of a change in control of TDS by delaying or preventing such change in control.

The TDS Restated Certificate of Incorporation also authorizes the TDS Board of Directors to designate and issue TDS Undesignated Shares in one or more classes or series of preferred or common stock from time to time. Generally, no further action or authorization by the shareholders is necessary prior to the designation or issuance of the additional TDS Undesignated Shares authorized pursuant to the TDS Restated Certificate of Incorporation unless applicable laws or regulations would require such approval in a given instance. Such TDS Undesignated Shares could be issued in circumstances that would serve to preserve control of TDS’s then existing management.

Item 1B.             Unresolved Staff Comments

None.

Item 2.                      Properties

The property of TDS consists principally of switching and cell site equipment related to wireless telephone operations; and telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to land-line telephone operations. As of December 31, 2005, TDS’s property, plant and equipment, net of accumulated depreciation, totaled $3,526.2 million; $2,576.8 million at U.S. Cellular, $918.6 million at TDS Telecom and $30.8 million at Corporate and Suttle Straus.

The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for TDS’s business operations. The properties of the operating telephone subsidiaries are subject to the lien of the mortgages securing the funded debt of such companies. Said mortgages have been repaid (see “Wireless Operation-Incumbent Local Exchange Carrier—Federal Financing”) and the associated liens are in the process of being released. TDS leases most of its offices and transmitter sites used in its wireless business and owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its wireline telephone operations. All of TDS’s cell and transmitter sites and telephone lines are located either on private or public property. Locations on private land are by virtue of easements or other arrangements.

Item 3.                      Legal Proceedings

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of probable loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements and could have a material effect on the results of operations, financial condition or cash flows.

Item 4.                      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Except as set forth below in this Item 5, the information required by this item is incorporated by reference from Exhibit 13, Annual Report sections entitled “TDS Stock and Dividend Information” and “Consolidated Quarterly Information.”

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the fourth quarter of 2005.

TDS PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2005	—	$ — —	—	824,300
November 1 - 30, 2005	—	—	—	824,300
December 1 - 31, 2005	—	—	—	824,300
Total for or as of end of the quarter ended 12/31/05	—	$—	—	824,300

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

iv.             No stock repurchase program has expired during the fourth quarter of 2005.

v.                TDS did not make any decision to terminate the foregoing stock repurchase program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2005.

Item 6.                      Selected Financial Data

Incorporated by reference from Exhibit 13, Annual Report section entitled “Selected Consolidated Financial Data,” except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Form 10-K.

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

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13, Annual Report section entitled “Market Risk.”

Item 8.                      Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13, Annual Report sections entitled “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows,” “Consolidated Balance Sheets,” “Consolidated Statements of Common Stockholders’ Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Controls Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that TDS’s disclosure controls and procedures were not effective as of December 31, 2005, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of December 31, 2005, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. TDS’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. TDS’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of TDS’s management, including its Chief Executive Officer and Chief Financial Officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

1.    TDS did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of TDS’s operations and transactions. Further, TDS did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with accounting principles generally accepted in the United States of America (GAAP).  This control deficiency contributed to the material weaknesses discussed in items 2, 3 and 4 below and the restatement of TDS’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

2.    TDS did not maintain effective controls over its accounting for certain vendor contracts.  Specifically, effective controls were not designed and in place to ensure that certain vendor contracts were raised to the appropriate level of accounting personnel or that accounting personnel reached the appropriate conclusions in order to accurately and timely record the effects of the contracts in conformity with generally accepted accounting principles.  This control deficiency primarily affected network operations expense, selling, general and administrative expense, accounts payable, other deferred charges and accrued liabilities.  This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

3.    TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, TDS did not have effective controls designed and in place to accurately calculate income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

4.    TDS did not maintain effective controls over the complete and accurate recording of leases. Specifically, effective controls were not designed and in place to ensure the accuracy of lease information, the use of appropriate lease terms including renewal option periods, calculation of rent expense on a straight-line basis for leases with escalation clauses and the complete and accurate accumulation of future lease commitments in conformity with GAAP.  This control deficiency affected rent expense, deferred liabilities and related lease disclosures and resulted in an audit adjustment to the disclosure of future minimum rental payments reflected in the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses identified, management has determined that TDS did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Management has excluded the Kansas and Nebraska wireless markets ("markets") acquired from a subsidiary of ALLTEL Corporation from its assessment of internal control over financial reporting as of December 31, 2005 because the markets were acquired by TDS in a purchase business combination during December 2005. The markets are wholly owned subsidiaries whose total assets and total revenues represent 1.7% and 0.1%, respectively, of the corresponding balances reflected in the consolidated financial statements as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of TDS’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

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

•       Enhancements and additions to technical accounting personnel

•        TDS—a Vice President and Assistant Corporate Controller was hired in the second quarter of 2005; a Manager, Accounting and Reporting was added in the second quarter of 2005 and a Manager, External Reporting was added in the third quarter of 2005.

•        U.S. Cellular—a Vice President and Controller was hired in the second quarter of 2005 and was designated as U.S. Cellular’s principal accounting officer in the third quarter of 2005; a Director, Operations Accounting was hired in the second quarter of 2005 and a Manager, Accounting Policy was added in the first quarter of 2005.

TDS believes the above changes have improved its internal control over financial reporting.

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve and increase automation of financial reporting and other finance functions. Management will devote significant time and resources to the remediation effort. Management’s remediation plans include the following:

•       Review of Existing Internal Control Over Financial Reporting—TDS has engaged external consultants to assist in reviewing its existing internal control over financial reporting with the intent of improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures as well as communication thereof. In addition, management has currently enhanced controls related to certain of the items that resulted in the restatement of TDS’s interim and annual consolidated financial statements as discussed above.

•       Training—Management has engaged external consultants to assist TDS in developing and implementing a training program specific to the needs of accounting personnel.

•       Recruiting—TDS is actively recruiting the necessary personnel to improve its internal control processes and enhance the overall level of expertise. Management is assessing both skill and resource levels in the finance organizations and is adding staffing as well as additional key director level positions to strengthen the organizations.

•       Financial Infrastructure—In late 2005, the Finance Leadership Team, consisting of key finance leaders from each of TDS’s business units and Corporate headquarters, commenced a Financial Infrastructure initiative. The multi-year initiative is focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, preventive controls versus detective controls, and system-based controls versus manual controls.

•       Income Tax Accounting—TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing a tax provisioning software which TDS believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis.

•       Accounting for Contracts—TDS has enhanced controls related to monitoring, review and communication of contract activity. These controls include additional monitoring procedures, enhanced review processes and increased communication.

•  Leases—In 2005, TDS began implementation of a new real estate management system. Implementation of additional system functionality and related supporting processes and procedures in 2006 will enhance controls related to the administration, accounting and reporting for leases, including controls related to the accuracy, completeness and disclosure of future minimum rental payments and the calculation of straight-line rent expense.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting. As discussed herein, TDS has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

Item 9B.             Other Information

None.

PART III

Item 10.               Directors and Executive Officers of the Registrant

Incorporated by reference from Proxy Statement sections in Exhibit 99.1 attached hereto entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.               Executive Compensation

Incorporated by reference from Proxy Statement section entitled “Executive Compensation” in Exhibit 99.1 attached hereto except for the information specified in Item 402(a)(8) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Proxy Statement sections in Exhibit 99.1 attached hereto entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.               Certain Relationships and Related Transactions

Incorporated by reference from Proxy Statement section in Exhibit 99.1 attached hereto entitled “Certain Relationships and Related Transactions.”

Item 14.               Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section in Exhibit 99.1 attached hereto entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.               Exhibits and Financial Statement Schedules

a)                The following documents are filed as a part of this report:

(1)   Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders’ Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Management’s Report on Internal Controls Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm— PricewaterhouseCoopers LLP	Annual Report*

*                     Incorporated by reference from Exhibit 13.

(2)   Financial Statement Schedules

Location
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule—PricewaterhouseCoopers LLP	page S-1
II. Valuation and Qualifying Accounts	page S-2
Los Angeles SMSA Limited Partnership Financial Statements	page S-3
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	page S-4
Balance Sheets	page S-5
Statements of Operations	page S-6
Statements of Changes in Partners’ Capital	page S-7
Statements of Cash Flows	page S-8
Notes to Financial Statements	page S-9

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

Exhibit Number	Description of Document
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

10.3	Telephone and Data Systems, Inc. 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS’s Registration Statement on Form S-8 (Registration No. 33-57257).
10.4	Telephone and Data Systems, Inc. Amended and Restated 2004 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.1 of TDS’s Current Report on Form 8-K dated April 11, 2005.
10.5	Amended and Restated Supplemental Executive Retirement Plan is hereby incorporated by reference to Exhibit 10.7 to TDS’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.6	Telephone and Data Systems, Inc. 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 10.2 of TDS’s Current Report on Form 8-K dated April 11, 2005.
10.7

Telephone and Data Systems, Inc. Compensation Plan for Non-Employee Directors, as amended May 5, 2005 is hereby incorporated by reference to Exhibit 10.1 of TDS’s Current Report on Form 8-K dated May 4, 2005.

10.8

Telephone and Data Systems, Inc. 2006 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and Telephone and Data Systems, Inc. dated November 25, 2005 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated November 25, 2005.

10.9

Telephone and Data Systems, Inc. 2006 Bonus Deferral Agreement between LeRoy T. Carlson and Telephone and Data Systems, Inc. dated December 7, 2005 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated December 7, 2005.

10.10(a)

U.S. Cellular Executive Officer Annual Incentive Plan Effective January 1, 2005, as amended, is hereby incorporated by reference to Exhibit 10.6 to the United States Cellular Corporation’s Quarterly Report on Form 10-Q/A dated June 30, 2005.

10.10(b)

U.S. Cellular Corporation 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

10.11(a)

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to United States Cellular Corporation’s Notice of Annual Meeting to Shareholders and Proxy Statement dated April 5, 2005.

10.11(b)	First Amendment to U.S. Cellular 2005 Long-Term Incentive plan, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.12	U.S. Cellular 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of U.S. Cellular’s Registration Statement on Form S-8 (Registration No. 333-103543).
10.13

Executive Deferred Compensation Agreement—Phantom Stock Account for 2006 bonus year between John E. Rooney and U.S. Cellular dated December 2, 2005 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.14

Executive Deferred Compensation Agreement—Interest Account for 2006 between John E. Rooney and U.S. Cellular dated December 2, 2005 is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.15	Form of U.S. Cellular’s 2006 Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.16	Form of U.S. Cellular’s 2006 Restricted Stock Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.17

Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.18	Summary of Employment Agreement with James Barr III is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on 8-K dated March 6, 2006.
10.19

Form of 2006 James Barr III TDS Telecom Director/Officer Long Term Incentive Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.20	Form of 2006 TDS Corporate Officer Long Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated March 7, 2006.
10.21

Form of 2006 TDS Corporate Officer Long Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.22	TDS Telecom 2004 Executive Team Performance Award Program is hereby incorporated by reference to Exhibit 10.2 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.38

Terms of Letter Agreement between U.S. Cellular and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Telephone and Data Systems, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting of Telephone and Data Systems, Inc. referred to in our report dated July 28, 2006, which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
July 28, 2006

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
	(Dollars in thousands)
For the Year Ended December 31, 2005
Deducted from deferred tax asset: For unrealized net operating losses	$(55,305)	$466	$(9,535)	$—	$(64,374)
Deducted from accounts receivable: For doubtful accounts	(17,487)	(46,427)	—	43,094	(20,820)
For the Year Ended December 31, 2004
Deducted from deferred tax asset: For unrealized net operating losses	(43,006)	(16,658)	4,359	—	(55,305)
Deducted from accounts receivable: For doubtful accounts	(24,055)	(56,372)	—	62,940	(17,487)
For the Year Ended December 31, 2003
Deducted from deferred tax asset: For unrealized net operating losses	(34,635)	(14,845)	6,474	—	(43,006)
Deducted from accounts receivable: For doubtful accounts	$(40,313)	$(62,353)	$—	$78,611	$(24,055)

LOS ANGELES SMSA LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

TDS’s investment in Los Angeles SMSA Limited Partnership is accounted for by the equity method. Pursuant to Rule 3-09 of Regulation S-X, TDS is required to include audited financial statements of such investment in this Form 10-K filing. The partnership’s financial statements were obtained by TDS as a limited partner. Through U.S. Cellular (an 81.3% subsidiary of TDS), TDS’s ownership percentage of Los Angeles SMSA Limited Partnership is 5.5%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 16, 2006

LOS ANGELES SMSA LIMITED PARTNERSHIP

BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowances of $9,274 and $11,853	$225,927	$193,909
Unbilled revenue	24,203	22,121
Due from General Partner	446,576	405,230
Prepaid expenses and other current assets	2,830	2,838
Total current assets	699,536	624,098
PROPERTY, PLANT AND EQUIPMENT—Net	1,452,368	1,279,261
WIRELESS LICENSES	79,543	79,543
OTHER ASSETS	547	750
TOTAL ASSETS	$2,231,994	$1,983,652
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$80,285	$90,537
Advance billings and customer deposits	75,083	65,851
Deferred gain on lease transaction	4,923	4,923
Total current liabilities	160,291	161,311
LONG TERM LIABILITIES:
Deferred gain on lease transaction	68,024	72,947
Other long term liabilities	5,083	—
Total long term liabilities	73,107	72,947
Total liabilities	233,398	234,258
COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)
PARTNERS’ CAPITAL	1,998,596	1,749,394
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,231,994	$1,983,652

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Years Ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Service revenues	$2,447,848	$2,074,845	$1,723,103
Equipment and other revenues	301,724	225,632	147,468
Total operating revenues	2,749,572	2,300,477	1,870,571
OPERATING COSTS AND EXPENSES:
Cost of service (excluding depreciation and amortization related to network assets included below)	356,119	266,299	197,188
Cost of equipment	408,579	325,093	225,685
Selling, general and administrative	828,533	764,425	732,056
Depreciation and amortization	237,233	216,317	199,521
(Gain) loss on disposal of property, plant and equipment	(104)	1,558	(6,840)
Total operating costs and expenses	1,830,360	1,573,692	1,347,610
OPERATING INCOME	919,212	726,785	522,961
OTHER INCOME:
Interest income, net	25,067	27,699	15,029
Other, net	4,923	4,923	4,923
Total other income	29,990	32,622	19,952
NET INCOME	$949,202	$759,407	$542,913
Allocation of Net Income:
Limited partners	$569,521	$455,644	$325,748
General partner	379,681	303,763	217,165

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners Capital
BALANCE—January 1, 2003	$590,290	$624,234	$180,038	$81,164	$1,475,726
Distributions	(211,461)	(223,620)	(64,495)	(29,076)	(528,652)
Net income	217,165	229,652	66,236	29,860	542,913
BALANCE—December 31, 2003	595,994	630,266	181,779	81,948	1,489,987
Distributions	(200,000)	(211,500)	(61,000)	(27,500)	(500,000)
Net income	303,763	321,228	92,647	41,769	759,407
BALANCE—December 31, 2004	699,757	739,994	213,426	96,217	1,749,394
Distributions	(280,000)	(296,100)	(85,400)	(38,500)	(700,000)
Net income	379,681	401,512	115,803	52,206	949,202
BALANCE—December 31, 2005	$799,438	$845,406	$243,829	$109,923	$1,998,596

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$949,202	$759,407	$542,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,233	216,317	199,521
Net (gain) loss on disposal of property, plant and equipment	(104)	1,558	(6,840)
Provision for losses on accounts receivable	16,578	15,609	33,688
Amortization of deferred gain on lease transaction	(4,923)	(4,923)	(4,923)
Changes in certain assets and liabilities:
Accounts receivable	(48,595)	(48,999)	(70,617)
Unbilled revenue	(2,083)	(4,948)	33,270
Prepaid expenses and other current assets	8	(869)	76
Accounts payable and accrued liabilities	(28,508)	20,749	2,196
Advance billings and customer deposits	9,232	10,042	33,010
Other long term liabilities	5,083	—	—
Net cash provided by operating activities	1,133,123	963,943	762,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(391,777)	(314,441)	(240,259)
Change in due from General Partner, net	(41,346)	(149,502)	6,617
Net cash used in investing activities	(433,123)	(463,943)	(233,642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(700,000)	(500,000)	(528,652)
Net cash used in financing activities	(700,000)	(500,000)	(528,652)
CHANGE IN CASH	—	—	—
CASH—Beginning of year	—	—	—
CASH—End of year	$—	$—	$—

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.                ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership—Los Angeles SMSA Limited Partnership (the “Partnership”) was formed on January 1, 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2005, 2004 and 2003 are as follows:

General Partner:
AirTouch Cellular* (“General Partner”)	40.0%
Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

*                    AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless).

2.                SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, fair value of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition—The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition.

Operating Costs and Expenses—Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain administrative and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. The General Partner believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

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

FCC Licenses—The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current terms of the Partnership’s FCC licenses expire in February 2006 (the application for renewal has been filed), January 2007, April 2007 and October 2014. The General Partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2005 and 2004. There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

Valuation of Assets—Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The FCC licenses recorded on the books of the Partnership are evaluated for impairment by the General Partner. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint.

The FCC licenses, on the books of Cellco and the Partnership, are treated as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. All of the licenses in Cellco’s nationwide footprint are tested in the aggregate for impairment under SFAS No. 142. When testing the carrying value of the wireless licenses in 2004 and 2003 for impairment, Cellco determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of Cellco, including previously unrecognized intangible assets. This approach is generally referred to as the residual method. In addition, the fair value of the aggregated wireless licenses was then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above was less than the aggregated carrying amount of the licenses, an impairment would have been recognized by Cellco and then may have been allocated to the Partnership. During 2004 and 2003, tests for impairment were performed with no impairment recognized.

On September 29, 2004, the SEC issued a Staff Announcement No. D-108, “Use of the Residual Method to Value Acquired Assets other than Goodwill.”  This Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets, including wireless licenses, acquired in a business combination under SFAS No. 141, “Business Combinations,” effective for all business combinations completed after September 29, 2004. Further, all intangible assets, including wireless licenses, valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited.

Cellco evaluated its wireless licenses for potential impairment using a direct value methodology as of January 1, 2005 and December 15, 2005 in accordance with SEC Staff Announcement No. D-108. The valuation and analyses prepared in connection with the adoption of a direct value method and subsequent revaluation resulted in no adjustment to the carrying value of either Cellco’s or the Partnership’s wireless licenses and, accordingly, had no effect on its financial statements. Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Concentrations—To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

Cellco and the Partnership rely on local and long distance telephone companies, some of whom are related parties, and other companies to provide certain communication services. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse impact on the Partnership’s operating results.

Although Cellco and the General Partner attempt to maintain multiple vendors for its network assets and inventory, which are important components of its operations, they are currently acquired from only a few sources. Certain of these products are in turn utilized by the Partnership and are important components of the Partnership’s operations. If the suppliers are unable to meet Cellco’s needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Partnership’s network infrastructure or losses of potential customers could result, which would adversely affect operating results.

Financial Instruments—The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Segments—The Partnership has one reportable business segment and operates domestically, only. The Partnership’s products and services are materially comprised of wireless telecommunications services.

Due from General Partner—Due from General Partner principally represents the Partnership’s cash position. Cellco manages, on behalf of the General Partner, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from General Partner is reflected as an investing activity or a financing activity in the Statements of Cash Flows depending on whether it represents a net asset or net liability for the Partnership. The Partnership reclassified the change in the amount Due from General Partner of $149,502 and ($6,617) from a financing activity to an investing activity in the 2004 and 2003 Statements of Cash Flows, respectively. Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 4.8%, 5.9% and 5.0% for the years ended December 31, 2005, 2004 and 2003, respectively. Included in net interest income is $25,354, $27,943 and $15,255 for the years ended December 31, 2005, 2004 and 2003, respectively, related to the due from General Partner.

Distributions—The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements—In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership adopted the interpretation on December 31, 2005. The adoption of this interpretation did not have a material impact on the Partnership’s financial statements.

3.                PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2005 and 2004:

	Useful Lives	2005	2004
Land		$8,380	$4,475
Buildings and improvements	10-40 years	334,619	335,926
Cellular plant equipment	3-15 years	2,100,803	1,827,309
Furniture, fixtures and equipment	2-5 years	87,955	77,049
Leasehold improvements	5 years	126,427	71,745
		2,658,184	2,316,504
Less accumulated depreciation and amortization		1,205,816	1,037,243
Property, plant and equipment, net		$1,452,368	$1,279,261

Capitalized network engineering costs of $14,834 and $10,690 were recorded during the years ended December 31, 2005 and 2004, respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $59,361 and $48,153 at December 31, 2005 and 2004, respectively. Depreciation and amortization expense, including amortization of other intangibles, for the years ended December 31, 2005, 2004 and 2003 was $237,233, $216,317 and $199,521, respectively.

Tower Transactions—Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465. At December 31, 2005 and 2004, the Partnership has $72,947 and $77,870, respectively, recorded as deferred gain on lease transaction. The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $8,816, $8,239 and $8,241 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in cost of service in the accompanying Statements of Operations. The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.                ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2005	2004
Accounts payable	$26,990	$40,036
Non-income based taxes and regulatory fees	35,650	33,014
Accrued commission	17,645	17,487
Accounts payable and accrued liabilities	$80,285	$90,537

5.                TRANSACTIONS  WITH AFFILIATES

Significant transactions with affiliates (Cellco and its related entities), including allocations and direct charges, are summarized as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Service revenues (a)	$152,079	$118,492	$71,514
Equipment and other revenues (b)	(9,704)	(23,196)	(20,975)
Cost of service (c)	294,055	233,945	136,534
Cost of equipment (d)	39,234	39,422	69,911
Selling, general and administrative (e)	562,740	515,905	469,242

(a)            Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, paging, data and allocated contra-revenues including revenue concessions.

(b)           Equipment and other revenues include sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)            Cost of service includes roaming costs relating to customers roaming in other affiliated markets, cost of telecom, long distance, paging, and handset applications.

(d)           Cost of equipment includes warehousing, freight, handsets, accessories, and upgrades.

(e)            Selling, general and administrative expenses include office telecom, customer care, billing, salaries, sales and marketing, advertising, and commissions.

All affiliate transactions captured above, are based on actual amounts directly incurred by Cellco on behalf of the Partnership and/or allocations from Cellco. Revenues and expenses were allocated based on the Partnership’s percentage of total customers or gross customer additions or minutes of use, where applicable. The General Partner believes the allocations are reasonable. The affiliate transactions are not necessarily conducted at arm’s length.

The Partnership had net purchases involving plant, property, and equipment with affiliates of $247,165, $203,940 and $196,272 in 2005, 2004 and 2003, respectively.

6.                COMMITMENTS

The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2005, 2004 and 2003, the Partnership recognized a total of $44,552, $38,414 and $32,478, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount
2006	$31,902
2007	25,723
2008	19,716
2009	14,224
2010	5,253
2011 and thereafter	7,877
Total minimum payments	$104,695

From time to time the General Partner enters into purchase commitments, primarily for network equipment, on behalf of the Partnership.

7.                CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2005 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, Cellco is subject to various other legal actions and claims in the normal course of business. While Cellco’s legal counsel cannot give assurance as to the outcome of each of these matters, in management’s opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the financial statements of the Partnership.

8.                VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year
Accounts Receivable Allowances:
2005	$11,853	$16,578	$(19,157)	$9,274
2004	20,191	15,609	(23,947)	11,853
2003	33,929	33,688	(47,426)	20,191

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

By:	/s/LEROY T. CARLSON, JR.
LeRoy T. Carlson, Jr. President, (Chief Executive Officer)
By:	/s/ SANDRA L. HELTON
Sandra L. Helton Executive Vice President (Chief Financial Officer)
By:	/s/ D. MICHAEL JACK
D. Michael Jack Senior Vice President and Controller (Principal Accounting Officer)

Dated July 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LEROY T. CARLSON, JR.	Director	July 28, 2006
LeRoy T. Carlson, Jr.
/s/ LEROY T. CARLSON	Director	July 28, 2006
LeRoy T. Carlson
/s/ SANDRA L. HELTON	Director	July 28, 2006
Sandra L. Helton
/s/ JAMES BARR III	Director	July 28, 2006
James Barr III
/s/ WALTER C.D. CARLSON	Director	July 28, 2006
Walter C.D. Carlson
/s/ LETITIA G.C. CARLSON	Director	July 28, 2006
Letitia G.C. Carlson
/s/ HERBERT S. WANDER	Director	July 28, 2006
Herbert S. Wander
/s/ DONALD C. NEBERGALL	Director	July 28, 2006
Donald C. Nebergall
/s/ GEORGE W. OFF	Director	July 28, 2006
George W. Off
/s/ MARTIN L. SOLOMON	Director	July 28, 2006
Martin L. Solomon
/s/ MITCHELL H. SARANOW	Director	July 28, 2006
Mitchell H. Saranow

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1

Exchange Agreement dated March 7, 2003 between United States Cellular Corporation and AT&T Wireless Services, Inc. is hereby incorporated by reference to Exhibit 2.2 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.2	Exchange Agreement dated September 12, 2005 between U.S. Cellular and ALLTEL Communications, Inc., is hereby incorporated by reference to Exhibit 2.1 to TDS’s Form 8-K dated September 12, 2005.
3.1(a)	TDS Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to TDS’s Report on Form 8-A/A filed on July 10, 1998.
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 to TDS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
3.1(c)	Certificate of Amendment dated April 11, 2005 to TDS’s Restated Certificate of Incorporation, as amended, is hereby incorporated by reference from Exhibit 3 to TDS’s Form 8-A filed on April 11, 2005.
3.2	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.2 to TDS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.1(a)	TDS Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to TDS’s Report on Form 8-A/A filed on July 10, 1998.
4.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 to TDS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.1(c)	Certificate of Amendment dated April 11, 2005 to TDS’s Restated Certificate of Incorporation, as amended is herby incorporated by reference from Exhibit 3 to TDS’s Form 8-A filed on April 11, 2005.
4.2	TDS Restated By-laws as amended, are hereby incorporated by reference to Exhibit 3.2 to TDS’s Annual Report on Form 10-Q for the quarter ended June 30, 2004.
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

4.4(a)

Indenture between TDS and BNY Midwest Trust Company, dated November 1, 2001, is hereby incorporated by reference to Exhibit 4 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.4(b)

First Supplemental Indenture dated November 28, 2001, between TDS and BNY Midwest Trust Company, establishing TDS’s 7.60% Series A Notes, is hereby incorporated by reference to Exhibit 1 to TDS’s Report on Form 8-A, filed on November 29, 2001.

4.4(c)

Second Supplemental Indenture dated May 31, 2002, by and between TDS and BNY Midwest Trust Company, making changes to the First Supplemental Indenture, is hereby incorporated by reference to Exhibit 4.8 to TDS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.4(d)

Third Supplemental Indenture dated March 31, 2005, by and between TDS and BNY Midwest Trust Company, establishing TDS’s 6.625% Senior Notes due 2045, is hereby incorporated by reference to TDS Current Report on Form 8-K dated March 23, 2005.

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

4.6

Amended and Restated Revolving Credit Agreement dated December 9, 2004 among U.S. Cellular the lenders named therein, Toronto Dominion (Texas) LLC, as administrative agent, Wachovia Capital Markets, as syndication agent, and Citibank, N.A. and LaSalle Bank National Association as co-documentation agents is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, filed December 13, 2004.

4.7(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York, is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-98921).
4.7(b)

Form of Second Supplemental Indenture dated as of October 31, 2002 between U.S. Cellular and BNY Midwest Trust Company, relating to $130,000,000 of United States Cellular Corporation’s 8.75% Senior Notes due 2032 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated October 31, 2002.

4.7(c)

Form of Third Supplemental Indenture dated as of December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, relating to $444,000,000 of U.S. Cellular’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation’s Current Report on Form 8-K dated December 3, 2003, filed December 4, 2003.

4.7(c)

Form of Fourth Supplemental Indenture dated as of June 9, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $330,000,000 of U.S. Cellular’s 7.50% Senior Notes due 2032 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 9, 2004, filed June 10, 2004.

4.7(d)

Form of Fifth Supplemental Indenture dated as of June 21, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $100,000,000 of U.S. Cellular’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004, filed June 22, 2004.

9.1

Amendment and Restatement (dated as of April 22, 2005) of Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to Schedule 13D dated May 2, 2005 filed by the trustees of such voting trust with respect to TDS Common Shares.

10.1(a)

Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and May 25, 1984 is hereby incorporated by reference to TDS’s Registration Statement on Form S-2, No. 2-92307.

10.10(b)

U.S. Cellular Corporation 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

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

10.3	TDS 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS’s Registration Statement on Form S-8 (Registration No. 33-57257).
10.4	TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated April 11, 2005.

10.5	Amended and Restated Supplemental Executive Retirement Plan is hereby incorporated by reference to Exhibit 10.7 to TDS’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.6	TDS 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 10.2 of TDS’s Current Report on Form 8-K Dated April 11, 2005.
10.7	TDS Compensation Plan for Non-Employee Directors, as amended May 5, 2005 is hereby incorporated by reference to Exhibit 10.1 of TDS’s Current Report on Form 8-K dated May 4, 2005.
10.8

TDS 2006 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and TDS dated November 25, 2005 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated November 25, 2005.

10.9

TDS 2006 Bonus Deferral Agreement between LeRoy T. Carlson and Telephone and Data Systems, Inc. dated December 7, 2005 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated December 7, 2005.

10.10

U.S. Cellular Executive Officer Annual Incentive Plan Effective January 1, 2005, as amended, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Quarterly Report on Form 10-Q/A dated June 30, 2005.

10.11(a)

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting to Shareholders and Proxy Statement dated April 5, 2005.

10.11(b)	First Amendment to U.S. Cellular 2005 Long-Term Incentive plan, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.12	U.S. Cellular 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of U.S. Cellular’s Registration Statement on Form S-8 (Registration No. 333-103543).
10.13

Executive Deferred Compensation Agreement—Phantom Stock Account for 2006 bonus year between John E. Rooney and U.S. Cellular dated December 2, 2005 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.14

Executive Deferred Compensation Agreement—Interest Account for 2006 between John E. Rooney and U.S. Cellular dated December 2, 2005 is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 2, 2005.

10.15	Form of U.S. Cellular’s 2006 Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.16	Form of U.S. Cellular’s 2006 Restricted Stock Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.17

Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.18	Summary of Employment Agreement with James Barr III is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on 8-K dated March 6, 2006.
10.19

Form of 2006 James Barr III TDS Telecom Director/Officer Long Term Incentive Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.20	Form of 2006 TDS Corporate Officer Long Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.21

Form of 2006 TDS Corporate Officer Long Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.22	TDS Telecom 2004 Executive Team Performance Award Program is hereby incorporated by reference to Exhibit 10.2 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.23

Amended and Restated CDMA Master Supply Agreement between U.S. Cellular and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.24

Guarantee dated as of July 29, 2002, by TDS in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.1 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.25

Guarantee dated as of July 31, 2002, by TDS in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.2 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.26

Guaranty dated as of August 19, 2002, by TDS in favor of Citibank N.A. relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.3 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.27

Guarantee dated as of August 22, 2002, by TDS in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.4 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.28

Guaranty, dated August 21, 2002, by TDS in favor of The Toronto-Dominion Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.19 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.29

Guarantee, dated October 21, 2002, by TDS in favor of JPMorgan Chase Bank relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.20 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.30

Guaranty, dated October 22, 2002, by TDS in favor of Societe Generale relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.21 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.31

Guarantee, dated November 6, 2002, by TDS in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.22 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.32

Guarantee, dated November 12, 2002, by TDS in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.23 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.33

Guaranty, dated December 5, 2002, by TDS in favor of West LB AG relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.24 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.34

Guaranty Agreement, dated as of May 14, 2002, by U.S. Cellular in favor of Citibank N.A. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.35

Guarantee Agreement, dated as of May 10, 2002, by U.S. Cellular in favor of Credit Suisse First Boston International relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.36

Guaranty Agreement, dated as of May 15, 2002, by U.S. Cellular in favor of Toronto Dominion (New York) Inc. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.37

Guaranty Agreement, dated as of May 15, 2002, by U.S. Cellular in favor of Wachovia Bank, National Association relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.38

Terms of Letter Agreement between U.S. Cellular and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

11	Statement regarding computation of earnings per share (included in Footnote 3 to financial statements in Exhibit 13).
12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.
13	Incorporated portions of 2005 Annual Report to Security Holders.
21	Subsidiaries of TDS.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.1	Incorporated portions of certain sections as expected to be included in Notice of Annual Meeting of Shareholders and Proxy Statement for 2006 Annual Meeting of Shareholders.

Telephone and Data Systems, Inc.

30 North LaSalle Street
Chicago, Illinois 60602
312/630-1900