Form 10-Q
period 2006-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2006-08-25
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006           OR

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Shares, $.01 par value	51,431,735 Shares
Special Common Shares, $.01 par value	57,782,076 Shares
Series A Common Shares, $.01 par value	6,446,079 Shares

Telephone and Data Systems, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2006

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,060,312	$935,787

Operating Expenses
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	375,139	338,624
Selling, general and administrative expense	393,421	348,571
Depreciation, amortization and accretion expense	182,667	169,748
Total Operating Expenses	951,227	856,943

Operating Income	109,085	78,844

Investment and Other Income (Expense)
Investment income	19,805	14,754
Interest and dividend income	16,237	8,286
Interest expense	(58,532)	(51,856)
Gain on investments	—	500
Other expense	(502)	(4,321)
Total Investment and Other Income (Expense)	(22,992)	(32,637)

Income Before Income Taxes and Minority Interest	86,093	46,207
Income tax expense	35,968	17,395
Income Before Minority Interest	50,125	28,812
Minority share of income	(10,250)	(5,763)
Net Income	39,875	23,049
Preferred dividend requirement	(51)	(50)
Net Income Available To Common	$39,824	$22,999

Basic Weighted Average Shares Outstanding (000s)	115,741	114,999
Basic Earnings Per Share (Note 5)	$0.34	$0.20

Diluted Weighted Average Shares Outstanding (000s)	116,327	115,646
Diluted Earnings Per Share (Note 5)	$0.34	$0.20

Dividends Per Share	$0.0925	$0.0875

The accompanying notes to consolidated financial statements are an integral part of these statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$39,875	$23,049
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	182,667	169,748
Bad debts expense	9,075	8,135
Deferred income taxes	(11,602)	960
Investment income	(19,805)	(14,754)
Distributions from unconsolidated entities	5,676	1,520
Minority share of income	10,250	5,763
Gain on investments	—	(500)
Stock based compensation expense	7,023	1,171
Noncash interest expense	5,480	5,029
Other noncash expense	1,079	2,514
Changes in assets and liabilities
Change in accounts receivable	9,065	9,620
Change in materials and supplies	7,546	7,482
Change in accounts payable	(53,405)	(64,793)
Change in customer deposits and deferred revenues	4,349	3,844
Change in accrued taxes	47,703	21,868
Change in accrued interest	4,567	3,971
Change in other assets and liabilities	(28,967)	(34,468)
	220,576	150,159

Cash Flows from Investing Activities
Additions to property, plant and equipment	(146,362)	(134,787)
Acquisitions, divestitures and exchanges	—	(120,924)
Other investing activities	(1,467)	(564)
	(147,829)	(256,275)

Cash Flows from Financing Activities
Issuance of notes payable	55,000	165,000
Issuance of long-term debt	560	112,588
Repayment of notes payable	(105,000)	(60,000)
Repayment of long-term debt	(748)	(110,510)
Repayment of medium-term notes	(35,000)	(17,200)
TDS common share issued for benefit plans	3,080	6,684
U.S. Cellular common shares issued for benefit plans	3,858	6,836
Capital (distributions) to minority partners	(4,146)	—
Dividends paid	(10,749)	(10,122)
Other financing activities	1,207	131
	(91,938)	93,407

Net Increase (Decrease) in Cash and Cash Equivalents	(19,191)	(12,709)

Cash and Cash Equivalents -
Beginning of period	1,095,791	1,171,105
End of period	$1,076,600	$1,158,396

The accompanying notes to consolidated financial statements are an integral part of these statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

Unaudited

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,076,600	$1,095,791
Accounts receivable
Due from customers, less allowance of $11,805 and $15,200, respectively	332,811	336,005
Other, principally connecting companies, less allowance of $6,806 and $5,620, respectively	145,437	160,577
Materials and supplies, at average cost	96,359	103,211
Prepaid expenses	47,889	40,704
Deferred income tax asset	13,434	13,438
Other current assets	31,723	29,243
	1,744,253	1,778,969

Investments
Marketable equity securities	2,559,507	2,531,690
Licenses	1,364,836	1,365,063
Goodwill	870,110	869,792
Customer lists, net of accumulated amortization of $45,979 and $42,947, respectively	46,286	49,318
Investments in unconsolidated entities	231,196	215,424
Other investments, less valuation allowance of $55,144 in both periods	12,044	12,274
	5,083,979	5,043,561

Property, Plant and Equipment
In service and under construction	7,262,283	7,140,447
Less accumulated depreciation	3,768,618	3,614,242
	3,493,665	3,526,205

Other Assets and Deferred Charges	55,259	55,830
	$10,377,156	$10,404,565

The accompanying notes to consolidated financial statements are an integral part of these statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

Unaudited

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$203,124	$237,948
Notes payable	85,000	135,000
Accounts payable	303,869	357,273
Customer deposits and deferred revenues	125,577	121,228
Accrued interest	33,513	28,946
Accrued taxes	85,875	47,180
Accrued compensation	45,866	67,443
Other current liabilities	71,130	61,086
	953,954	1,056,104

Deferred Liabilities and Credits
Net deferred income tax liability	1,378,914	1,383,031
Derivative liability	454,049	449,192
Asset retirement obligation	167,645	163,093
Other deferred liabilities and credits	112,328	104,984
	2,112,936	2,100,300

Long-Term Debt
Long-term debt, excluding current portion	1,633,268	1,633,519
Forward contracts	1,711,813	1,707,282
	3,345,081	3,340,801

Commitment and Contingencies

Minority Interest in Subsidiaries	561,711	552,884

Preferred Shares	3,863	3,863

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,502,000 and 56,481,000 shares, respectively	565	565
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares, issued 62,887,000 and 62,868,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,446,000 and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,830,780	1,826,420
Treasury Shares, at cost:
Common Shares, 5,071,000 and 5,105,000 shares, respectively	(207,524)	(208,156)
Special Common Shares 5,105,000 and 5,128,000 shares, respectively	(209,421)	(210,600)
Accumulated other comprehensive income	322,710	309,009
Retained earnings	1,661,808	1,632,682
	3,399,611	3,350,613
	$10,377,156	$10,404,565

The accompanying notes to consolidated financial statements are an integral part of these statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 81.2%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’s 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’s 80%-owned printing and distribution company, Suttle Straus, Inc.  In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses, or both.  All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005 and the cash flows for the three months ended March 31, 2006 and 2005.  The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

2.               Summary of Significant Accounting Policies

Change in Accounting Principle – Stock-Based Compensation

TDS has established long-term incentive plans, employee stock purchase plans, and dividend reinvestment plans, which are described more fully in Note 3 – Stock-Based Compensation. Prior to January 1, 2006, TDS accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Total stock-based employee compensation cost recognized in the Consolidated Statements of Operations under APB 25 was $1.2 million for the three months ended March 31, 2005, primarily for restricted stock unit and deferred compensation stock unit awards. No compensation cost was recognized in the Consolidated Statements of Operations under APB 25 for stock option awards for the three months ended March 31, 2005, because all outstanding options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The employee stock purchase plans and dividend reinvestment plans qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recognized for these plans during the three months ended March 31, 2005.

Effective January 1, 2006, TDS adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. In addition, TDS applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission in March 2005 in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Under SFAS 123(R), the long-term incentive plans are considered compensatory plans; therefore, recognition of compensation costs for grants made under these plans is required.

Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore, recognition of compensation costs for grants made under these plans is required. However, due to restrictions on activity under these plans that were in place during the three months ended March 31, 2006, no compensation expense was recognized during this period.

Under SFAS 123(R), the dividend reinvestment plans are not considered compensatory plans, therefore recognition of compensation costs for grants made under these plans is not required.

Upon adoption of SFAS 123(R), TDS elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by TDS for purposes of preparing the pro forma disclosures under SFAS 123. Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation cost recognized in the first quarter of 2006 has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. TDS believes that its historical experience is the best estimate of future expected life. In TDS’s pro forma information required under SFAS 123, TDS also reduced stock-based compensation cost for estimated forfeitures. The expected life assumption was determined based on TDS’s historical experience. For purposes of both SFAS 123 and SFAS 123(R), the expected volatility assumption was based on the historical volatility of TDS’s common stock. The dividend yield was included in the assumptions. The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

Compensation cost for stock option awards granted after January 1, 2006 will be recognized over the respective requisite service period of the awards, which is generally the vesting period, on a straight-line basis over the requisite service period for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards (graded vesting attribution method), which is the same attribution method that was used by TDS for purposes of its pro forma disclosures under SFAS 123.

Certain employees were eligible for retirement at the time that compensatory stock options were granted.  Under the terms of the TDS option agreements, options granted to these individuals do not vest upon retirement. Under the terms of the U.S. Cellular option agreements, options granted to these individuals will fully vest upon their retirement if they have reached the age of 65. Similarly, under the terms of TDS’s restricted stock unit agreements, restricted stock units vest upon retirement if the employee has reached the age of 66. Under the terms of U.S. Cellular’s restricted stock unit agreements, restricted stock units vest upon retirement if the employee has reached the age of 65. Prior to the adoption of SFAS 123(R), TDS used the “nominal vesting method” to recognize the pro forma stock-based compensation cost related to options and restricted stock units awarded to retirement eligible employees. This method does not take into account the effect of early vesting due to the retirement of eligible employees.  Upon adoption of SFAS 123(R), TDS adopted the “non-substantive vesting method”, which requires the recognition of the entire expense related to options granted to retirement-eligible employees.  If the non-substantive vesting method had been applied in prior periods, the effect on previously disclosed pro forma stock-based compensation cost would not have been material.

On March 7, 2006, the TDS Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  TDS temporarily suspended issuances of shares under the 2004 Long Term Incentive Plan on March 17, 2006, as required by SEC regulations, because TDS did not file its Form 10-K for the year ended December 31, 2005 in a timely manner. Under SEC regulations, TDS may not issue shares under its existing registration statement on Form S-8 related to the 2004 Long Term Incentive Plan until the date that TDS is current with respect to its Form 10-K for the year ended December 31, 2005 and other periodic SEC filings.  As required under the provisions of SFAS 123 (R), TDS evaluated the impact of this plan modification to determine if an adjustment to stock based compensation was required.  TDS determined that the impact of such an adjustment would not be material.

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $3.5 million and $3.4 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

TDS also sponsors an unfunded non-qualified deferred supplemental executive retirement plan for certain employees which supplements the benefits under the qualified plan to offset the reduction of benefits caused by the limitation on annual employer contributions under the tax laws.

Other Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom.  One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Service Cost	$544	$553
Interest on accumulated benefit obligation	692	659
Expected return on plan assets	(648)	(558)
Amortization of:
Prior service cost	(208)	(279)
Net loss	292	288
Net postretirement cost	$672	$663

TDS will contribute $5.3 million to the postretirement plan assets during the second quarter of 2006.

Recent Accounting Pronouncements

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  TDS is currently reviewing the requirements of FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.

3.               Stock-Based Compensation

As a result of adopting SFAS 123(R) on January 1, 2006, TDS’s income before income taxes and net income for the three months ended March 31, 2006, are $3.5 million and $1.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 are $0.02 and $0.02 lower, respectively, than if TDS had continued to account for share-based compensation under APB 25.

Stock-Based Compensation Expense

For comparison, the following table illustrates the pro forma effect on net income and earnings per share had TDS applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three months ended March 31, 2005:

(Dollars in thousands, except per share amounts)
Net income, as reported	$23,049
Add: Stock-based compensation expense included in reported net income, net of related tax effects and minority interest	647
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(2,962)
Pro forma net income	$20,734

Earnings per share:
Basic—as reported	$0.20
Basic—pro forma	$0.18
Diluted—as reported	$0.20
Diluted—pro forma	$0.18

Prior to the adoption of SFAS 123(R), TDS presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows.  For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the three months ended March 31, 2006, excess tax benefits of $0.4 million were included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of SFAS 123(R).

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2006:

(Amounts in thousands)
Compensation expense recognized for stock option awards	$3,512
Compensation expense recognized for restricted stock unit awards	2,751
Compensation expense recognized for deferred compensation matching stock unit awards	760
Compensation expense recognized for awards under employee stock purchase plans	0
Total stock-based compensation, before income taxes	7,023
Income tax benefit	(2,935)
Total stock-based compensation expense, net of income taxes	$4,088

At March 31, 2006, unrecognized compensation cost for all stock-based compensation awards was $19.7 million. The unrecognized compensation cost for stock-based compensation awards at March 31, 2006 is expected to be recognized over a weighted average period of 0.8 years.

All stock-based compensation expense recognized during the three months ended March 31, 2006 was recorded in Selling, general and administrative expense.

TDS

The information in this section relates to stock-based compensation plans utilizing the equity instruments of TDS.  Participants in these plans are generally employees of TDS Corporate and TDS Telecom, although U.S. Cellular employees are eligible to participate in the TDS Employee Stock Purchase Plan.  Information related to plans utilizing the equity instruments of U.S. Cellular are shown in the U.S. Cellular section following the TDS section.

Under the TDS 2004 Long-Term Incentive Plan (and a predecessor plan), TDS may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees.  TDS had reserved 4,006,000 Common Shares and 11,893,000 Special Common Shares at March 31, 2006, for equity awards granted and to be granted under this plan. At March 31, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. At March 31, 2006, TDS also had reserved 174,000 Common Shares and 323,000 Special Common Shares for issuance under the Automatic Dividend Reinvestment and Stock Purchase Plan and 49,000 Series A common shares for issuance under the Series A common share Automatic Dividend Reinvestment Plan, and 185,000 Common Shares and 320,000 Special Common Shares under an employee stock purchase plan. The maximum number of TDS Common Shares, TDS Special Common Shares and TDS Series A Common Shares that may be issued to employees under all stock-based compensation plans in effect at March 31, 2006 was 4,365,000, 12,536,000 and 49,000 shares, respectively. TDS currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Stock Options—Stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding at March 31, 2006 expire between 2006 and 2015.  However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement.  Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of TDS common stock on the date of grant.

TDS estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by TDS for purposes of its pro forma disclosures under SFAS 123.  TDS did not grant stock options during the three months ended March 31, 2006 and March 31, 2005.

A summary of TDS stock options (vested and nonvested) at March 31, 2006 and changes during the three months then ended is presented in the table and narrative below:

All TDS options outstanding at March 31, 2006 were granted prior to the distribution of the TDS Special Common Share Dividend in 2005, more fully described in TDS’s 2005 Annual Report on Form 10-K. As a result of the Special Common Share Dividend, an employee will receive one Common Share and one Special Common Share per tandem option exercised. Each tandem option is exercisable at its original exercise price.

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Tandem	Exercise	Contractual	Aggregate
	Options(1)	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (2,461,000 exercisable)	2,701,000	$73.86	6.5 years	$30,119,000
Granted	—	—		—
Exercised	23,000	$52.28		466,000
Forfeited	12,000	$56.70		273,000
Expired	—	—		—
Outstanding at March 31, 2006 (2,438,000 exercisable)	2,666,000	$74.12	6.3 years	$29,285,000

(1) Upon exercise, each tandem option is converted into one TDS Common Share and one TDS Special Common Share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between TDS’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount will change in future periods based on the market price of TDS’s stock. TDS received $1.2 million in cash from the exercise of stock options during the three months ended March 31, 2006.

A summary of TDS’s nonvested stock options at March 31, 2006 and changes during the three months then ended is presented in the table below:

		Weighted
		Average
	Number of	Fair Values of
	Stock Options(1)	Stock Options
Nonvested at December 31, 2005	240,000	$21.67
Granted	—	—
Vested	—	—
Forfeited	12,000	21.99
Nonvested at March 31, 2006	228,000	$21.66

(1) Upon exercise, each restricted stock option outstanding at March 31, 2006 is converted into one TDS Common Share and one TDS Special Common Share.

Restricted Stock Units—Beginning in April 2005, TDS granted restricted stock unit awards to key employees.  These awards generally vest after three years. All TDS restricted stock units outstanding at March 31, 2006 were granted prior to the distribution of the TDS Special Common Share Dividend in 2005. As a result of the Special Common Share Dividend, an employee will receive one Common Share and one Special Common Share upon the vesting of such restricted stock units. The restricted stock unit awards outstanding at March 31, 2006 will vest in December 2007. When vested, employees will receive an equal number of TDS Common Shares and TDS Special Common Shares with respect to such restricted stock units.

TDS estimates the fair value of restricted stock units based on the closing market price of TDS shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

A summary of TDS nonvested restricted stock units at March 31, 2006 and changes during the three months then ended is presented in the table below:

Weighted
Average
	Number	Fair Values of
	of Restricted	Restricted
	Stock Units(1)	Stock Units
Nonvested at December 31, 2005	90,286	$77.55
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	90,286	$77.55

(1) Upon exercise, each restricted stock unit outstanding at March 31, 2006 is converted into one TDS Common Share and one TDS Special Common Share.

Deferred Compensation Stock Units—Certain TDS employees may elect to defer receipt of all or a portion of their annual bonuses and to receive stock unit matches on the amount deferred up to $400,000. Deferred compensation, which is immediately vested, is deemed to be invested in TDS Common Share units or, at the election of the committee that administers the plan after the TDS Special Common Share Dividend in 2005, TDS Special Common Share units. TDS match amounts depend on the amount of annual bonus that is deferred into stock units. Participants receive a 25% stock unit match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus. The matched stock units vest ratably at a rate of one-third per year over three years. When fully vested and upon distribution, employees will receive the vested TDS Common Shares and/or TDS Special Common Shares, as applicable.

TDS estimates the fair value of deferred compensation matching stock units based on the closing market price of TDS shares on the date of grant. The fair value of the matched stock units is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

A summary of TDS nonvested deferred compensation stock unit plans at March 31, 2006 and changes during the three months then ended is presented in the table that follows:

Weighted Average
	Number of	Fair Values
	Stock Units(1)	of Stock Units
Nonvested at December 31, 2005	1,025	$72.50
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	1,025	$72.50

(1) Upon exercise, each deferred compensation stock unit outstanding at March 31, 2006 is converted into one TDS Common Share and one TDS Special Common Share.

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of TDS and its subsidiaries may purchase a limited number of shares of TDS common stock on a quarterly basis. Prior to 2006, such common stock consisted of TDS Common Shares. Beginning in 2006, such common stock consisted of TDS Special Common Shares. TDS had reserved 185,000 Common Shares and 320,000 Special Common Shares at March 31, 2006 for issuance under this plan.  The plan became effective on April 1, 2003 and will terminate on December 31, 2008. The per share cost to each participant is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plan is considered a compensatory plan; therefore recognition of compensation costs for stock issued under this plan is required. Compensation cost is measured as the difference between the cost of the shares to the plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three months ended March 31, 2006, no compensation expense was recognized during this period.

Dividend Reinvestment Plans—TDS had reserved 174,000 Common Shares and 323,000 Special Common Shares at March 31, 2006, for issuance under Automatic Dividend Reinvestment and Stock Purchase Plans and 49,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan. These plans enable holders of TDS’s Common Shares, Special Common Shares and Preferred Shares to reinvest cash dividends in Common Shares and Special Common Shares and holders of Series A Common Shares to reinvest cash dividends in Series A Common Shares. The purchase price of the shares is 95% of the market value, based on the average of the daily high and low sales prices for TDS’s Common Shares and Special Common Shares on the American Stock Exchange for the ten trading days preceding the date on which the purchase is made.  Under SFAS 123(R) and SFAS 123, these plans are considered non-compensatory plans, therefore no compensation expense is recognized for stock issued under these plans.

U.S. Cellular

The information in this section relates to stock-based compensation plans utilizing the equity instruments of U.S. Cellular.  Participants in these plans are employees of U.S. Cellular.  U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan.  Information related to plans utilizing the equity instruments of TDS are shown in the previous section.

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. U.S. Cellular had reserved 5,403,000 Common Shares at March 31, 2006, for equity awards granted and to be granted under this plan. At March 31, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. At March 31, 2006, U.S. Cellular also had reserved 110,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at March 31, 2006 was 5,513,000 shares.  U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan, which was described previously.

On March 7, 2006, the U.S. Cellular Compensation Committee, approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  U.S. Cellular temporarily suspended issuances of shares under the 2005 Long Term Incentive Plan on March 17, 2006, as required by SEC regulations, because U.S. Cellular did not file its Form 10-K for the year ended December 31, 2005 in a timely manner. Under SEC regulations, U.S. Cellular may not issue shares under its existing registration statement on Form S-8 related to the 2005 Long Term Incentive Plan until the date that U.S. Cellular is current in this and its other SEC filings.  As required under the provisions of SFAS 123 (R), U.S. Cellular evaluated the impact of this plan modification to determine if an adjustment to stock based compensation was required.  U.S. Cellular determined that the impact of a change would not be material.

Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding at March 31, 2006 expire between 2006 and 2015.  However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement.  Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.

U.S. Cellular estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by U.S. Cellular for purposes of its pro forma disclosures under SFAS 123. U.S. Cellular did not grant stock options during the three months ended March 31, 2006.

A summary of U.S. Cellular stock options outstanding (vested and nonvested) at March 31, 2006 and changes during the three months then ended is presented in the table that follows:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (877,000 exercisable)	2,701,000	$38.80	7.5 years	$55,522,000
Granted	—	—	—	—
Exercised	107,000	$34.51		2,259,000
Forfeited	29,000	$39.70		564,000
Expired	1,000	$29.80		18,000
Outstanding at March 31, 2006 (1,514,000 exercisable)	2,564,000	$38.98	7.4 years	$52,252,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount will change in future periods based on the market price of U.S. Cellular’s stock. U.S. Cellular received $3.7 million in cash from the exercise of stock options during the three months ended March 31, 2006.

A summary of U.S. Cellular nonvested stock options at March 31, 2006 and changes during the three months then ended is presented in the table that follows:

		Weighted Average
	Number of	Fair Values of
	Stock Options	Stock Options
Nonvested at December 31, 2005	1,824,000	$14.19
Granted	—	—
Vested	748,000	17.23
Forfeited	26,000	14.22
Nonvested at March 31, 2006	1,050,000	14.00

Restricted Stock Units—U.S. Cellular grants restricted stock unit awards to key employees, which generally vest after three years.

U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant, which is not adjusted for any dividends foregone during the vesting period because U.S. Cellular has never paid a dividend and has expressed the intention of retaining all future earnings in the business. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Awards granted under this plan prior to 2005 were classified as liability awards due to a plan provision which allowed participants to elect tax withholding in excess of minimum statutory tax rates.  In 2005, this provision was removed from the plan and awards after 2005 have been classified as equity awards.

A summary of U.S. Cellular nonvested restricted stock units at March 31, 2006 and changes during the three months then ended is presented in the tables that follow:

Liability Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	181,000	$29.79
Granted	—	—
Vested	(108,000)	$23.73
Forfeited	(1,000)	$38.65
Nonvested at March 31, 2006	72,000	$38.65

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	201,000	$45.63
Granted	—	—
Vested	—	—
Forfeited	(5,000)	$45.63
Nonvested at March 31, 2006	196,000	$45.63

Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees, which is immediately vested, is deemed to be invested in U.S. Cellular Common Share stock units. Upon vesting and distribution of such stock units, employees will receive U.S. Cellular Common Shares. The amount of U.S. Cellular’s matching contribution depends on the portion of the annual bonus that is deferred. Participants receive a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus; such matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units. The matching contribution stock units vest ratably at a rate of one-third per year over three years.

U.S. Cellular estimates the fair value of deferred compensation matching contribution stock units based on the closing market price of U.S. Cellular Common Shares on the date of match. The fair value of such matching contribution stock units is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period

A summary of U.S. Cellular nonvested deferred compensation stock units at March 31, 2006 and changes during the three months ended is presented in the table below:

		Weighted Average
		Fair Values
	Number of	of Stock
	Stock Units	Units
Nonvested at December 31, 2005	7,700	$41.08
Granted	—	—
Vested	3,700	37.31
Forfeited	—	—
Nonvested at March 31, 2006	4,000	$44.62

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. U.S. Cellular had reserved 110,000 Common Shares at March 31, 2006 for issuance under this plan.  The plan became effective on April 1, 2003 and will terminate on December 31, 2008. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan, which was described previously. The per share cost to each participant in these plans is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore recognition of compensation costs for stock issued under these plans is required. Compensation cost is measured as the difference between the cost of the shares to plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three months ended March 31, 2006, no compensation expense was recognized during this period for either plan.

Prior to the adoption of SFAS 123(R), U.S. Cellular presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows.  For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options.  For the three months ended March 31, 2006, excess tax benefits of $0.3 million were included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of SFAS 123(R).

4.               Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2006 and 2005 was 41.8% and 37.7%, respectively. The effective tax rate for the 2006 period is higher than 2005 primarily due to the estimated foreign tax expense on the Deutsche Telekom dividend included in the annual operations effective tax rate for 2006.  In 2005 the estimated foreign tax expense on the Deutsche Telekom dividend was not included in the annual operations effective tax rate until the second quarter (the first time in three years that a dividend was declared).

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 – 2004 consolidated federal tax returns of TDS and subsidiaries. The audit is in its preliminary stages.

5.               Earnings per Share

Basic earnings per share is computed by dividing net income available to common by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options.

TDS distributed one Special Common Share in the form of a stock dividend with respect to each outstanding Common Share and Series A Common Share of TDS on May 13, 2005 to shareholders of record on April 29, 2005. As a result of the Special Common Share Dividend, each option outstanding on May 13, 2005 was converted into a tandem option for one Common Share and one Special Common Share at the same exercise price per tandem option exercised.

The net income amounts used in computing earnings per share and the effects on the weighted average number of common and Series A Common Shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$39,875	$23,049
Preferred dividend requirement	(51)	(50)
Net income available to common used in basic earnings per share	$39,824	$22,999

Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$39,824	$22,999
Minority income adjustment (1)	(206)	(132)
Preferred dividend adjustment (2)	12	—
Net income available to common used in diluted earnings per share	$39,630	$22,867

Weighted average number of shares of common stock used in basic earnings per share:
Common Shares	51,471	51,074
Special Common Shares	57,823	57,500
Series A Common Shares	6,447	6,425
Weighted average number of shares of common stock used in basic earnings per share	115,741	114,999
Effects of Dilutive Securities:
Effects of stock options (3)	532	647
Conversion of preferred shares (4)	54	—
Weighted average number of shares of common stock used in diluted earnings per share	116,327	115,646

Basic Earnings per Share	$0.34	$0.20

Diluted Earnings per Share	$0.34	$0.20

(1)          The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)          The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.

(3)          Stock options convertible into 1,294,004 Common Shares and 1,294,004 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2006, because their effects were antidilutive.  Stock options convertible into 680,683 Common Shares and 680,683 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2005 because their effects were antidilutive.

(4)          Preferred shares convertible into 54,540 Common Shares and 54,540 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2006, because their effects were antidilutive.  Preferred shares convertible into 94,792 Common Shares and 54,540 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2005 because their effects were antidilutive.

6.               Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding TDS’s marketable equity securities is summarized as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,221,706	$2,191,469
Vodafone Group Plc – 12,945,915 American Depositary Receipts(1)	270,570	277,949
VeriSign, Inc. - 2,361,333 Common Shares	56,648	51,760
Rural Cellular Corporation - 719,396 equivalent Common Shares	10,582	10,511
Other	1	1
Aggregate fair value	2,559,507	2,531,690
Accounting cost basis	1,543,677	1,543,677
Gross unrealized holding gains	1,015,830	988,013
Equity method unrealized gains	543	543
Income tax (expense)	(398,740)	(387,599)
Minority share of unrealized holding gains	(7,088)	(7,738)
Unrealized holding gains, net of tax and minority share	610,545	593,219
Derivative instruments, net of tax and minority share	(287,835)	(284,210)
Accumulated other comprehensive income	$322,710	$309,009

(1)   See Note 20 – Subsequent Events for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 25, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRs was reduced from 12,945,915 to 11,327,674.

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

TDS has entered into a number of forward contracts related to the marketable equity securities it holds.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis thereby eliminating the risk of an other-than-temporary loss being recorded on these contracted securities.

See Note 13 – Long-term Debt and Forward Contracts for additional information related to forward contracts.

See Note 20 – Subsequent Events for additional information related to the investment in Vodafone ADRs.

7.               Goodwill

TDS has substantial amounts of goodwill as a result of the acquisition of wireless markets, and the acquisition of operating telephone companies. The changes in goodwill for the three months ended March 31, 2006 and 2005 are detailed in the table below. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom
(Dollars in thousands)	Cellular	ILEC	CLEC	Other (1)	Total
Balance December 31, 2005	$471,617	$395,894	$—	$2,281	$869,792
Acquisitions	—	—	—	—	—
Other Adjustments	318	—	—	—	318
Balance March 31, 2006	$471,935	$395,894	$—	$2,281	$870,110

Balance December 31, 2004	$445,212	$395,894	$—	$2,281	$843,387
Acquisitions	—	—	—	—	—
Other	(10)	—	—	—	(10)
Balance March 31, 2005	$445,202	$395,894	$—	$2,281	$843,377

(1)          Other consists of goodwill related to Suttle Straus.

8.               Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest.  These investments are accounted for using either the equity or cost method.

TDS’s significant investment in unconsolidated entities include the following:

	March 31, 2006	March 31, 2005

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, U.S. Cellular owns a 49% interest in an entity, which owns approximately 2.9% of Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Results of operations
Revenues	$993,000	$784,000
Operating expenses	688,000	544,000
Operating income	305,000	240,000
Other income (expense), net	8,000	7,000
Net Income	$313,000	$247,000

See Note 20 – Subsequent Events for additional information related to TDS’s investment in Midwest Wireless Communications, LLC.

9.               Customer Lists

Customer lists, which are intangible assets resulting from the acquisition of wireless markets, are amortized based on average customer retention periods using the declining balance method.  Amortization expense was $3.0 million and $2.3 million for the first quarter of 2006 and 2005, respectively.  Amortization expense for the remainder of 2006 and for the years 2007-2010 is expected to be $8.8 million, $8.6 million, $6.5 million, $4.9 million and $3.3 million, respectively.

10.         Property, Plant and Equipment

U.S. Cellular reviews the estimated useful lives of its property, plant and equipment, including leasehold improvements, annually and adjusts such estimated useful lives as appropriate. U.S. Cellular did not change the useful lives of its property, plant and equipment, including leasehold improvements, in 2006 or 2005.

TDS Telecom reviews the useful lives of its property, plant and equipment annually.  There were no changes made to the useful lives of TDS Telecom assets in the first quarter of 2006 or 2005.

11.         Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes.  At March 31, 2006, letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating (the one-month LIBOR was 4.83% at March 31, 2006).  At March 31, 2006, the contractual spread was 60 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months. If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 7.75% at March 31, 2006). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at March 31, 2006, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 7.75% at March 31, 2006).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At March 31, 2006, outstanding notes payable and letters of credit were $85.0 million and $0.5 million, respectively, leaving $614.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating (the one-month LIBOR was 4.83% at March 31, 2006).  At March 31, 2006, the contractual spread was 60 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 7.75% at March 31, 2006).  This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from either Standard & Poor’s or Moody’s were lowered. However, the credit facilities would not cease to be available or accelerate solely as a result of a decline in TDS’s or U.S. Cellular’s credit rating. A downgrade in TDS’s or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. At March 31, 2006, TDS’s and U.S. Cellular’s credit ratings are as follows:

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on rating watch negative

The maturity dates of certain of TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control.  The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005 TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facilities and one line of credit facility. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and did not fail to make any scheduled payments.  TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit facilities, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006.

12.         Asset Retirement Obligations

TDS accounts for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”)  which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, TDS records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any differences between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statements of Operations as a gain or loss.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations generally include obligations to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located.  U.S. Cellular is also generally required to return leased retail store premises and office space to their pre-existing conditions.

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes. The amounts recorded for regulatory accounting purposes exceed, in most cases, the amount required to be recorded in accordance with SFAS No. 143 and FIN 47. These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers.  The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at March 31, 2006 was $37.0 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at March 31, 2006 was $34.4 million.

In accordance with the requirements of SFAS No. 143 and FIN 47, TDS Telecom’s competitive local exchange carrier has recorded an asset retirement obligation of $2.7 million at March 31, 2006.

The table below summarizes the changes in asset retirement obligations during the three months ended March 31, 2006.

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
		(Dollars in thousands)

Beginning Balance – December 31, 2005	$90,224	$70,220	$2,649	$163,093
Additional liabilities accrued	1,529	1,429	—	2,958
Accretion expense	1,737	8	46	1,791
Costs of removal incurred in 2006	—	(197)	—	(197)
Ending Balance – March 31, 2006	$93,490	$71,460	$2,695	$167,645

13.         Long-Term Debt and Forward Contracts

The late filing of TDS’s and U.S. Cellular’s Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of their Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly period ended March 31, 2006, but that non-compliance continues to exist with respect to their Forms 10-Q for the quarterly period ended June 30, 2006. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of March 31, 2006 with all covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

TDS redeemed $35.0 million of medium-term notes in January and February of 2006 which carried interest rates of 10.00%.

TDS repaid $200.0 million plus accrued interest of unsecured 7% senior notes on August 1, 2006, using cash on-hand.

Forward Contracts

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. Subsidiaries of TDS have forward contracts with counterparties in connection with its Deutsche Telekom, Vodafone and VeriSign marketable equity securities. The principal amount of the forward contracts was accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments.

The Deutsche Telekom forward contracts mature from July 2007 to September 2008. A majority of the contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.00% at March 31, 2006). The remaining contracts are structured as zero coupon obligations with a weighted average effective interest rate of 4.4% per year. No interest payments are required for the zero coupon obligations during the contract period.

The Vodafone forward contracts mature in May and October 2007. The Vodafone forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.00% at March 31, 2006). See Note 20 – Subsequent Events for additional information related to the investment in Vodafone ADRs.

The VeriSign forward contract matures in May 2007 and is structured as a zero coupon obligation with an effective interest rate of 5.00% per year. TDS is not required to make interest payments during the contract period.

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

Under the terms of the forward contracts, subsidiaries of TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively reduce downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash, they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts are paid by its consolidated subsidiaries upon settlement of the contracts.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. On November 10, 2005, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the forward contracts.  However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparties associated with the forward contracts, under which the counterparties agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006.  The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006.

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

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $144.6 million at March 31, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at March 31, 2006 is $32.5 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $112.1 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.         Common Share Repurchase Programs

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS common shares, but this authorization expired in February 2006 and a new authorization has not yet been put in place. No TDS Common Shares were repurchased in the first quarter of 2006 or 2005.

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular common shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular common shares were repurchased in the first quarter of 2006 or 2005.

16.         Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment.  As part of this strategy, TDS reviews attractive opportunities to acquire additional operating markets, telecommunications companies and wireless spectrum.  In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success.

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

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in 2006, Carroll Wireless received a full refund of the $228,000 previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2006, U.S. Cellular made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected respective gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through March 31, 2006.

In the first quarter of 2005, TDS adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004.  The adjustment of the gain, which resulted from a working capital adjustment that was finalized in the first quarter of 2005, increased the total gain on the sale by $0.5 million to $51.4 million.

In addition, in 2005, U.S. Cellular purchased one new wireless market and certain minority interests in other wireless markets in which it already owned a controlling interest for $6.9 million in cash.

17.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$593,219	$1,109,222
Add (deduct):
Unrealized gains (losses) on marketable equity securities	27,817	(356,776)
Income tax (expense) benefit	(11,142)	141,384
	16,675	(215,392)
Minority share of unrealized losses	651	862
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	17,326	(214,530)
Balance, end of period	$610,545	$894,692

Derivative Instruments
Balance, beginning of period	$(284,210)	$(738,365)
Add (deduct):
Unrealized gains (losses) on derivative instruments	(5,283)	347,018
Income tax (expense) benefit	2,217	(137,683)
	(3,066)	209,335
Minority share of unrealized losses	(559)	(375)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	(3,625)	208,960
Balance, end of period	$(287,835)	$(529,405)

Accumulated Other Comprehensive Income
Balance, beginning of period	$309,009	$370,857
Net change in marketable equity securities	17,326	(214,530)
Net change in derivative instruments	(3,625)	208,960
Net change in unrealized gains (losses) included in comprehensive income	13,701	(5,570)
Balance, end of period	$322,710	$365,287

18.         Business Segment Information

Financial data for TDS’s business segments for the three month period ended or at March 31, 2006 and 2005 are as follows.  TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at March 31, 2006	U.S.	TDS Telecom			Other Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Other (1)	Items(2)	Total
Operating revenues	$837,236	$161,026	$59,870	$7,583	$(5,403)	$1,060,312
Cost of services and products	298,171	48,832	23,617	5,272	(753)	375,139
Selling, general and administrative expense	325,618	41,200	28,449	1,907	(3,753)	393,421
Operating income before depreciation, amortization and accretion (3)	213,447	70,994	7,804	404	(897)	291,752
Depreciation, amortization and accretion expense	141,726	33,576	6,654	711	—	182,667
Operating income (loss)	71,721	37,418	1,150	(307)	(897)	109,085
Significant noncash items:
Investment income	19,483	—	—	—	322	19,805
Marketable equity securities	219,584	—	—	—	2,339,923	2,559,507
Investment in unconsolidated entities	185,915	3,623	—	—	41,658	231,196
Total assets	5,412,286	1,668,956	151,830	27,664	3,116,420	10,377,156
Capital expenditures	$119,795	$17,109	$2,673	$1,873	$4,912	$146,362

Three Months Ended or at March 31, 2005	U.S.	TDS Telecom			Other Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Other (1)	Items(2)	Total
Operating revenues	$711,071	$161,843	$59,267	$7,808	$(4,202)	$935,787
Cost of services and products	265,719	43,739	24,124	5,549	(507)	338,624
Selling, general and administrative expense	278,330	43,258	29,262	1,416	(3,695)	348,571
Operating income before depreciation, amortization and accretion (3)	167,022	74,846	5,881	843	—	248,592
Depreciation, amortization and accretion expense	127,493	34,264	7,303	688	—	169,748
Operating income (loss)	39,529	40,582	(1,422)	155	—	78,844
Significant noncash items:
Investment income	14,440	175	—	—	139	14,754
Gain (loss) on investments	551	(51)	—	—	—	500
Marketable equity securities	274,079	—	—	—	2,767,949	3,042,028
Investment in unconsolidated entities	169,634	19,896	—	—	24,290	213,820
Total assets	5,255,595	1,728,560	147,760	25,623	3,557,551	10,715,089
Capital expenditures	$112,775	$16,142	$4,214	$915	$741	$134,787

(1)          Represents Suttle Straus.

(2)          Consists of the TDS Corporate operations, intercompany and intracompany revenue and expense eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

(3)          The amount of operating income before depreciation, amortization and accretion is a non-GAAP financial measure. The amount may also be commonly referred to by management as operating cash flow. TDS has presented operating cash flow because this financial measure, in combination with other financial measures, is an integral part of our internal reporting system utilized by management to assess and evaluate the performance of its business. Operating cash flow is also considered a significant performance measure. It is used by management as a measurement of its success in obtaining, retaining and servicing customers by reflecting its ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of operating cash flow include the key revenue and expense items for which operating managers are responsible and upon which TDS evaluates its performance.

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

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Total operating income from reportable and other segments	$109,085	$78,844
Total Investment and other income (expense)	(22,992)	(32,637)
Income before income taxes and minority interest	$86,093	$46,207

19.         Commitments and Contingencies

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate outcome of contingencies could materially impact the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

Indemnifications

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These agreements include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements.

TDS is party to an indemnity agreement with T-Mobile USA Inc., (“T-Mobile”) regarding certain contingent liabilities at Aerial Communications, Inc. (“Aerial”) for the period prior to Aerial’s merger into VoiceStream Wireless.  As of March 31, 2006, TDS has recorded liabilities of $1.5 million relating to this indemnity, which represents its best estimate of its probable liability.

Legal Proceedings

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate outcome of legal proceedings could differ materially from amounts accrued in the financial statements.

Regulatory Environment

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

20.         Subsequent Events

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, holds FCC licenses and operates certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  On January 31, 2006, U.S. Cellular filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction.  That petition is pending.  Subject to the outcome of such petition, the satisfaction of certain conditions and the closing of the foregoing agreement, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.   In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $21.7 million at March 31, 2006.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which is participating in the auction of wireless spectrum designated by the FCC as Auction 66, which began in August 2006.  Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of August 25, 2006, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66.  U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In April 2006, an interexchange carrier for which TDS Telecom provides both originating and terminating access asserted a claim for refund, net of counterclaims, of up to $10 million for past billed amounts for certain types of traffic.  TDS Telecom believes its billing methods and procedures were appropriate under the terms of its state and federal tariffs and will contest this claim.

TDS Telecom has in the past obtained financing from the RTB. In connection with such financings, TDS Telecom purchased stock in the RTB. TDS Telecom has repaid all of its debt to the RTB, but continued to own the RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB. In order to effect the dissolution and liquidation, shareholders were asked to remit their shares to receive cash compensation for those shares.  TDS Telecom remitted its shares and received $101.7 million from the RTB in the second quarter of 2006. TDS Telecom’s book basis in the RTB stock was approximately $9.1 million.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Return of Capital (“Special Distribution”) of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs were consolidated into 7 ADRs.

The Share Consolidation was effective July 28, 2006 and the Special Distribution was paid on August 18, 2006. As a result of the Share Consolidation, U.S. Cellular’s previous 10,245,370 ADRs were consolidated into 8,964,698 ADRs and TDS Telecom’s previous 2,700,545 ADRs were consolidated into 2,362,976 ADRs. Also, U.S. Cellular received approximately $28.6 million and TDS Telecom received approximately $7.6 million from the Special Distribution and will record dividend income, before taxes, of this amount in the third quarter of 2006.

Pursuant to terms of the forward contracts, the contract collars were adjusted as a result of the Special Dividend and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potential (ceiling) ranging from $17.22 to $19.11. In the case of two forward contracts, subsidiaries of TDS made a dividend substitution payment in the amount of $3.2 million to the counterparties in lieu of further adjustments to the collars for such forward contracts.

TDS repaid $200.0 million plus accrued interest of unsecured 7% senior notes on August 1, 2006, using cash on-hand.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS and TDS.S) is a diversified telecommunications company providing high-quality telecommunications services to approximately 6.8 million wireless telephone customers and wireline telephone equivalent access lines.  TDS conducts substantially all of its wireless telephone operations through its 81.2%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and its printing and distribution operations through its 80%-owned subsidiary, Suttle Straus, Inc.

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements included herein, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2005.

OVERVIEW

The following is a summary of certain selected information from the complete management discussion that follows the overview and does not contain all of the information that may be important. You should carefully read the entire Management’s Discussion and Analysis of Financial Condition and Results of Operations and not rely solely on this overview.

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

U.S. Cellular’s operating income in the three months ended March 31, 2006 increased $32.2 million, or 81%, to $71.7 million from $39.5 million in 2005.  The operating income margin (as a percent of service revenues) was 9.3% in 2006 and 5.9% in 2005.  Operating income and operating income margin are expected to improve slightly over the next few years, primarily due to anticipated increases in revenues generated by additional customers, data-related services and recently launched markets. Offsetting these increases are the anticipated effects of the following factors:

•                  costs of customer acquisition and retention;

•                  effects of competition;

•                  costs related to increased customer use of its services;

•                  costs of developing recently acquired and launched markets; and

•                  costs of additional enhancements to U.S. Cellular’s wireless networks.

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

TDS Telecom’s operating income in the three months ended March 31, 2006 decreased $0.6 million, or 2% to $38.6 million from $39.2 million in 2005. The operating income margins were 17.6% in 2006 and 17.8% in 2005. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2006 primarily through the increase in penetration of existing markets by its competitive local exchange operations.

See “TDS Telecom Operations.”

Cash Flows and Investments

At March 31, 2006, TDS and its subsidiaries had cash and cash equivalents totaling $1,076.6 million, available borrowing capacity of $1,211.1 million under its revolving credit facilities and an additional $75 million of bank lines of credit. Also, during the quarter ended March 31, 2006, TDS generated cash flows from operating activities of $220.6 million. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures.  TDS continues to seek to maintain a strong balance sheet and an investment grade credit rating.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which is participating in the auction of wireless spectrum designated by the FCC as Auction 66, which began in August 2006.  Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of August 25, 2006, U.S. Cellular has made capital contributions and advances of $79.9 million to Barat Wireless and/or its general partner to provide initial funding of Barat Wireless’ participation in Auction 66.  U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial reporting purposes, pursuant to the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating Revenues increased $124.5 million, or 13%, to $1,060.3 million during the three months ended March 31, 2006 from $935.8 million during the three months ended March 31, 2005, primarily as a result of an 8% increase in customers and equivalent access lines served.  U.S. Cellular’s operating revenues increased $126.1 million, or 18%, to $837.2 million in 2006 from $711.1 million in 2005 as customers served increased by 506,000, or 10%, since March 31, 2005, to 5,633,000. TDS Telecom’s operating revenues decreased $0.4 million, or less than 1%, to $219.4 million in 2006 from $219.8 million in 2005. A decrease in revenues generated from network access was partially offset by the growth in equivalent access lines. Equivalent access lines grew 19,500 or 2%, since March 31, 2005, to 1,191,400.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $94.3 million, or 11%, to $951.2 million in 2006 from $856.9 million in 2005 primarily reflecting growth in operations. Operating expenses include a $5.9 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006. U.S. Cellular’s operating expenses increased $94.0 million, or 14%, to $765.5 million in 2006 from $671.5 million in 2005 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base.  TDS Telecom’s expenses increased $0.1 million, or less than 1%, to $180.8 million in 2006 from $180.7 million in 2005 primarily reflecting increased cost of goods sold for digital subscriber lines and long distance services, along with costs related to providing services to additional competitive local exchange carrier customers.

Operating Income increased $30.3 million, or 38%, to $109.1 million in 2006 from $78.8 million in 2005.  The operating margin was 10.3% in 2006 and 8.4% in 2005 on a consolidated basis.  U.S. Cellular’s operating income increased $32.2 million, or 81%, to $71.7 million from $39.5 million in 2005 and its operating margin, as a percentage of service revenues, increased to 9.3% in 2006 from 5.9% in 2005.  TDS Telecom’s operating income decreased $0.6 million, or 2%, to $38.6 million in 2006 from $39.2 million in 2005 and its operating margin decreased to 17.6% in 2006 from 17.8% in 2005.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments and interest expense.  Investment and other income (expense) totaled $(23.0) million in 2006 and $(32.6) million in 2005.

Investment income increased $5.0 million, or 34%, to $19.8 million in 2006 from $14.8 million in 2005.  Investment income represents TDS’s share of net income from markets in which it has a minority interest and that are accounted for by the equity method.  TDS’s investment in the Los Angeles SMSA Limited Partnership meets certain “significance” tests, pursuant to Rule 3-09 of SEC Regulation S-X, this investment contributed $14.6 million and $12.0 million to investment income for the three months ended March 31, 2006 and 2005, respectively.

Interest and dividend income increased $7.9 million to $16.2 million in 2006 from $8.3 million in 2005 primarily due to higher average rates of interest earned on investments in 2006 than 2005.

Interest expense increased $6.6 million, or 13%, to $58.5 million in 2006 from $51.9 million in 2005. The increase in interest expense in the three months ended March 31, 2006 was primarily due to an increase in interest paid on forward contracts related to interest rate increases ($6.7 million), the new debt issuance of 6.625% senior notes in March 2005 of $116.25 million ($1.9 million) and the increase in interest rates on the revolving credit facilities ($1.6 million).  The increase in interest expense was partially offset by the repayment of TDS Telecom subsidiary debt in March and June of 2005 ($3.4 million).

Gain on investments totaled a net gain of $0.5 million in 2005. The net gain reflects the working capital adjustment recorded in 2005 on the investment interests sold by U.S. Cellular and TDS Telecom to ALLTEL in November 2004. There were no gains or losses on investments recorded in 2006.

Other income (expense) totaled $(0.5) million in 2006 and $(4.3) million in 2005. Borrowing costs on the prepaid forward contracts decreased $0.6 million in 2006 compared to 2005.  The VeriSign derivative resulted in a gain of $0.4 million in 2006 compared to a loss of $0.1 million in 2005.  In addition, in 2005 TDS Telecom recorded a $0.6 million expense prepayment penalty on the repayment of debt as well as a $0.1 million write off of unamortized debt issuance costs.

Income Tax Expense increased $18.6 million to $36.0 million in 2006 from $17.4 million in 2005 primarily due to the increase in pre-tax income. The overall effective tax rates on income before income taxes and minority interest for the three months ended March 31, 2006 and 2005 were 41.8% and 37.7%, respectively. The effective tax rate for the 2006 period is higher than for 2005 primarily due to the estimated foreign tax expense on the Deutsche Telekom dividend included in the annual operations effective tax rate for 2006. In 2005 the estimated foreign tax expense on the Deutsche Telekom dividend was not included in the annual operations effective tax rate until the second quarter (the first time in three years that a dividend was declared). For further analysis and discussion of TDS’s effective tax rates in 2006 and 2005, see Note 4 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(7,050)	$(2,159)
Minority Shareholders’ or Partners’	(3,100)	(3,578)
	(10,150)	(5,737)
Other	(100)	(26)
	$(10,250)	$(5,763)

Net Income Available to Common totaled $39.8 million, or $0.34 per diluted share, in 2006 and $23.0 million, or $0.20 per diluted share, in 2005.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 81.2%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.  Growth in the customer base is the primary reason for the change in U.S. Cellular’s results of operations in 2006 and 2005. The number of customers increased 10% to 5,633,000 at March 31, 2006, from 5,127,000 at March 31, 2005, due to customer additions from its marketing channels and acquisition, divestitures and exchange activities.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 241 wireless markets as of March 31, 2006. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of March 31, 2006 follows:

Number of Markets
Consolidated markets (1)	200
Consolidated markets acquirable pursuant to existing agreements (2)	17
Minority interests accounted for using equity method (3)	19
Minority interests accounted for using cost method (4)	5
Total markets to be owned after completion of pending transactions	241

(1)          U.S. Cellular owns a controlling interest in each of these markets.  These markets include controlling interests acquired in 11 licenses through Carroll Wireless, L.P. (“Carroll Wireless”), an entity in which U.S. Cellular owns a controlling interest for financial reporting purposes. Carroll Wireless was the winning bidder for 17 wireless licenses in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 58.  On January 6, 2006, the FCC granted Carroll Wireless applications with respect to 16 of the 17 licenses for which it was the winning bidder and dismissed one application relating to Walla Walla, Washington.  Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58.  In March 2006, Carroll Wireless received a full refund of the amount paid to the FCC with respect to the Walla Walla license. Of the 16 licenses which were granted to Carroll Wireless, five are in markets in which U.S. Cellular currently owns spectrum. Only license acquisitions which add incremental territory to U.S. Cellular’s consolidated operating markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets. The other 11 licenses represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets.

U.S. Cellular’s consolidated markets also include controlling interests acquired in 15 licenses and exclude controlling interests transferred in two licenses pursuant to the exchange transaction with ALLTEL Corporation (“ALLTEL”) that was completed on December 19, 2005.

(2)          U.S. Cellular owns rights to acquire controlling interests in 17 wireless licenses resulting from an exchange transaction with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless LLC (“Cingular”), which closed in August 2003.  Pursuant to such exchange transaction, U.S. Cellular acquired rights to 21 licenses as of the closing date. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. Pursuant to such exchange transaction, U.S. Cellular also has rights to acquire four additional licenses. However, those four licenses are in markets where U.S. Cellular currently owns spectrum. Therefore, the four licenses for which U.S. Cellular owns rights to acquire controlling interests are not included in the number of consolidated markets to be acquired.

(3)          Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(4)          Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,
	2006	2005

As of March 31, (1a)
Total market population (2)	55,164,000	44,576,000
Customers (3)	5,633,000	5,127,000
Market penetration (4)	10.21%	11.50%
Total full-time equivalent employees	7,350	7,000
Cell sites in service	5,438	4,899
For the Three Months Ended March 31, (1b)
Net customer additions (5)	151,000	182,000
Net retail customer additions (5)	122,000	123,000
Average monthly service revenue per customer (6)	$46.22	$44.46
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8)	$412	$396

(1a)          Amounts in 2006 included information related to all markets included in U.S. Cellular’s consolidated operations as of March 31, 2006. Such markets include, (i) the market acquired from Cingular in April 2005, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 which are incremental to U.S. Cellular’s currently owned or acquirable markets; such markets exclude the two markets transferred to ALLTEL in the exchange transaction completed in December 2005. Amounts in 2005 include information related to all markets included in U.S. Cellular’s consolidated operations as of March 31, 2005. For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(1b)         Amounts in 2006 included results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through March 31, 2006. Such amounts include results from (i) the market acquired from Cingular in April 2005 from January 1 through March 31, 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 from January 1 through March 31, 2006 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through March 31, 2006; such amounts exclude results from the two markets transferred to ALLTEL in the exchange transaction completed in December 2005. Amounts in 2005 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2005 through March 31, 2005. For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(2)                Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of March 31 of each respective year.

(3)                U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2006	2005
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,707,000	4,378,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	604,000	526,000
Total postpay customer base	5,311,000	4,904,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	322,000	223,000
Total customers	5,633,000	5,127,000

*             Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)                Calculated using 2005 and 2004 Claritas population estimates for 2006 and 2005, respectively. “Total market population” is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

(5)                “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base, excluding net reseller customers added to its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. See “Operating Income” below for information related to U.S. Cellular’s estimate of net retail customer additions for the full year 2006.

(6)                Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Service Revenues per Statement of Operations	$770,082	$671,639
Divided by average customers during period (000s) *	5,554	5,035
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$46.22	$44.46

*  “Average customers during period” is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of the period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular included such customers during each period.

(7)                Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular’s network if the reseller elects to reuse the customer telephone number; as a result, only those reseller customer numbers that are disconnected from U.S. Cellular’s network are counted in the number of postpay disconnects.  The calculation is performed by first dividing the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then dividing that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(8)                For a discussion of the components of this calculation, see “Operating expenses – Selling, general and administrative” expenses, below.

Operating revenues increased $126.1 million, or 18%, to $837.2 million in 2006 from $711.1 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Retail service	$678,970	$592,167
Inbound roaming	35,344	29,875
Long-distance and other service revenues	55,768	49,597
Service Revenues	770,082	671,639
Equipment sales	67,154	39,432
	$837,236	$711,071

Service revenues increased $98.5 million, or 15%, to $770.1 million in 2006 from $671.6 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues in 2006 was primarily due to the growth in the number of retail customers, which increased 10% since March 31, 2005, and a 4% increase in monthly service revenue per customer, which averaged $46.22 in the first three months of 2006 and $44.46 in the first three months of 2005.  See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $86.8 million, or 15%, to $679.0 million in 2006 from $592.2 million in 2005. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services, were the primary reasons for the increase in retail service revenue. Average monthly retail service revenue per customer increased 4% to $40.75 in 2006 from $39.20 in 2005.

The increase in the average number of customers was primarily driven by the 446,000 net new customer additions that U.S. Cellular generated from its marketing (including reseller) distribution channels over the past twelve months. The average number of customers was also affected by the timing of acquisitions, divestitures and exchanges, including the acquisition of a market in April 2005 and the exchange of markets in December 2005.

U.S. Cellular anticipates that growth in its customer base will be lower in the future, primarily as a result of increased competition and higher penetration in its markets. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

Monthly retail minutes of use per customer increased to 658 in 2006 from 584 in 2005, primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of the increases in average monthly minutes of use was offset by decreases in average revenue per minute of use in both years. The decreases in average revenue per minute of use reflect the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate lower average revenue per customer than postpay customers, increased from 14.6% at March 31, 2005 to over 16.4% at March 31, 2006. U.S. Cellular anticipates that its average revenue per minute of use will continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services increased to $44.3 million in 2006 from $28.8 million in 2005, as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as SpeedTalkSM, a push-to-talk service, and BlackBerry® handsets and service.

Inbound roaming revenues increased $5.4 million, or 18%, to $35.3 million in 2006 from $29.9 million in 2005.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in revenue per roaming minute of use.  The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers throughout the wireless industry. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use will continue to grow over the next few years, reflecting continuing industry-wide growth in customers but that the rate of growth will decline due to higher penetration of the consumer wireless markets. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per minute of use will be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $6.2 million, or 12%, to $55.8 million in 2006 from $49.6 million in 2005. The increase primarily reflected a $4.1 million increase in long-distance revenues and a $2.1 million increase in rental revenues from other wireless carriers who lease space on U.S. Cellular’s towers. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed both to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The increase in tower rental revenues was driven by the increase in tower space lease agreements in effect.

Equipment sales revenues increased $27.8 million, or 70%, to $67.2 million in 2006 from $39.4 million in 2005. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

U.S. Cellular continues to offer a competitive line of quality handsets to both new and existing customers. U.S. Cellular’s customer retention efforts include offering new handsets at discounted prices to existing customers as the expiration date of the customer’s service contract approaches. U.S. Cellular also continues to sell handsets to agents; this practice enables U.S. Cellular to provide better control over the quality of handsets sold to its customers, establish roaming preferences and earn quantity discounts from handset manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future.

The increase in equipment sales revenues in 2006 was driven by increases in both average revenue per handset sold and in the number of handsets sold. Average revenue per handset sold increased in 2006, primarily due to changes in the mix of handsets sold and promotional discounts. The number of handsets sold increased 23% in 2006, partly due to sales of handsets to existing customers to replace non-GPS enabled handsets and increased sales of handsets to agents. The number of customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer additions”), one of the primary drivers of equipment sales revenues, increased 2% in 2006.

Operating expenses increased $94.0 million, or 14%, to $765.5 million in 2006 from $671.5 million in 2005. The major components of operating expenses are shown in the table below.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$154,855	$138,471
Cost of equipment sold	143,316	127,248
Selling, general and administrative	325,618	278,330
Depreciation, amortization and accretion	141,726	127,493
	$765,515	$671,542

System operations expenses (excluding depreciation, amortization and accretion) increased $16.4 million, or 12%, to $154.9 million in 2006 from $138.5 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  Maintenance, utility and cell site expenses increased $11.8 million, or 24%, in 2006, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 5,438 and 4,899 as of March 31, 2006 and 2005, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations.

•                  The cost of network usage for U.S. Cellular’s systems increased $5.9 million, or 11%, as total minutes used on U.S. Cellular’s systems increased 33% in 2006, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network; such network usage costs represent the costs U.S. Cellular incurs to deliver minutes of use on its network to interconnecting wireline networks.

•                  Expenses incurred when U.S. Cellular’s customers used other systems while roaming decreased $1.3 million, or 4%, primarily due to the reduction in cost per minute which resulted from the reduction in negotiated roaming rates.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•                  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in all markets and continues development activities in new markets; and

•                  increases in minutes of use, both on U.S. Cellular’s systems and by U.S. Cellular’s customers on other systems when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s systems and on other carriers’ networks.

Cost of equipment sold increased $16.1 million, or 13%, to $143.3 million in 2006 from $127.2 million in 2005. The increase was due primarily to an increase in the number of handsets sold (23%), as discussed above. The effect of the increase in the number of handsets sold was partially offset by a decrease in the average cost per handset sold (8%), which reflected changes in both the mix of handsets sold and promotional discounts.

Selling, general and administrative expenses increased $47.3 million, or 17%, to $325.6 million in 2006 from $278.3 million in 2005. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2006 reflects higher employee-related and other expenses associated with acquiring, serving and retaining customers, primarily as a result of a 10% increase in U.S. Cellular’s customer base and a 5% increase in full-time equivalent employees. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $12.1 million increase in advertising expenses primarily due to the increase in marketing of the U.S. Cellular brand in newly acquired and recently launched markets as well as increases in specific sponsorships and direct and segment marketing programs;

•                  a $17.0 million increase primarily related to agent-related and sales employee-related expenses driven by the increase in full-time sales employee equivalents and the increase in retention-related activities.  New employees were added primarily in newly acquired and recently launched markets since March 31, 2005. The increase in retention-related agent activities was primarily driven by the 29% increase in retention handsets sold and the spending on retention activities that were focused on providing wireless 911-capable handsets to customers who did not previously have such handsets;

•                  a $7.0 million increase in expenses related to the operations of U.S Cellular’s corporate office and customer care centers, primarily due to the 10% increase in the customer base;

•                  a $4.6 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006.

•                  a $4.9 million increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•                  a $1.7 million increase in consulting and outsourcing costs as U.S Cellular increased its use of third parties to perform certain functions and participate in certain projects.

Sales and marketing cost per gross customer addition increased 4% to $412 in 2006 from $396 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.

Management uses the sales and marketing costs per gross customer addition measurement to assess both the cost of acquiring customers on a per gross customer addition basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$144,990	$120,552
Cost of equipment sold to new customers (2)	104,372	95,597
Less equipment sales revenue from new customers (3)	(70,437)	(47,582)
Total costs	$178,925	$168,567
Gross customer additions (000s) (4)	434	426
Sales and marketing cost per gross customer addition	$412	$396

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$325,618	$278,330
Less expenses related to serving and retaining customers	(180,628)	(157,778)
Selling, general and administrative expenses related to the acquisition of new customers	$144,990	$120,552

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$143,316	$127,248
Less cost of equipment sold related to the retention of existing customers	(38,944)	(31,651)
Cost of equipment sold to new customers	$104,372	$95,597

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Equipment sales revenue as reported	$67,154	$39,432
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(14,045)	(5,437)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	17,328	13,587
Equipment sales revenues from new customers	$70,437	$47,582

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 2% to $13.38 in 2006 from $13.08 in 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that were focused on providing wireless 911-capable handsets to customers who did not previously have such handsets.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$325,618	$278,330
Less selling, general and administrative expenses related to the acquisition of new customers	(144,990)	(120,552)
Add cost of equipment sold related to the retention of existing customers	38,944	31,651
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(14,045)	(5,437)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	17,328	13,587
Net cost of serving and retaining customers	$222,855	$197,579
Divided by average customers during period (000s) (2)	5,554	5,035
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$13.38	$13.08

(1)          These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)          Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data in “Results of Operations” above.

Depreciation, amortization and accretion expense increased $14.2 million, or 11%, to $141.7 million in 2006 from $127.5 million in 2005.

Depreciation expense increased $12.5 million, or 11%, to $129.1 million in 2006 from $116.6 million in 2005. The majority of the increase reflects a higher average fixed assets balance, which increased 13% for the period from January 1 through March 31, 2006 as compared to the same period in the prior year.  The increase in fixed assets in 2006 resulted from the following factors:

•                  the addition of 539 cell sites to U.S. Cellular’s network since March 31, 2005, including those built to improve coverage and capacity in U.S. Cellular’s markets, both in existing service areas as well as in areas where U.S. Cellular has recently launched service; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

In 2006, depreciation expense included charges of $3.5 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2005, depreciation expense included charges of $6.6 million related to such disposals, trade-ins and write-offs.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Operating Income

Operating income increased $32.2 million, or 81%, to $71.7 million in 2006 from $39.5 million in 2005. The operating income margin (as a percent of service revenues) was 9.3% in 2006 and 5.9% in 2005.

The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses as a result of factors which are described in detail in Operating Revenues and Operating Expenses above.

U.S. Cellular expects the above factors to continue to have an effect on operating income and operating income margins for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating income margin to fluctuate over the next several quarters.

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned and operated markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on July 28, 2006 and continue to represent U.S. Cellular’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2006 Estimated Results	2005 Actual Results
Service revenues	Approx. $3.2 billion	$2.83 billion
Depreciation, amortization and accretion expenses	$585 million	$509.1 million
Operating income (1)(2)	$250-300 million	$244.3 million
Net retail customer additions	370,000 - 400,000	411,000

(1)          Includes gain of $44.7 million resulting from sale of assets in 2005 Actual Results.

(2)          Reflects estimates of stock-based compensation expense to be recorded pursuant to U.S. Cellular’s implementation of SFAS 123(R) effective January 1, 2006.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary.  Total equivalent access lines served by TDS Telecom increased by 19,500 or 2%, since March 31, 2005 to 1,191,400.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 742,300 equivalent access lines at March 31, 2006, a 1% (8,300 equivalent access lines) increase from 734,000 equivalent access lines at March 31, 2005.

TDS Telecom’s competitive local exchange carrier subsidiary served 449,200 equivalent access lines at March 31, 2006, a 3% (11,200 equivalent access lines) increase from 438,000 equivalent access lines served at March 31, 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$161,026	$161,843
Operating Expenses	123,608	121,261
Operating Income	37,418	40,582

Competitive Local Exchange Carrier Operations
Operating Revenues	59,869	59,267
Operating Expenses	58,719	60,689
Operating Income (Loss)	1,150	(1,422)

Intercompany revenue elimination	(1,512)	(1,261)
Intercompany expense elimination	(1,512)	(1,261)

TDS Telecom Operating Income	$38,568	$39,160

TDS Telecom operating expenses include a $0.7 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share Based Payment”, as of January 1, 2006.

Operating income decreased $0.6 million, or 2%, to $38.6 million in the three months ended March 31, 2006 from $39.2 million in 2005.

The following estimates were updated by TDS Telecom on July 28, 2006 and continue to represent TDS Telecom’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS Telecom undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

	2006 Estimated Results		2005 Actual Results
Incumbent Local Exchange Operations:
Revenues		$645-655 million	$669.7 million
Depreciation and amortization expenses		$135 million	$135.2 million
Operating income (1)		$145-155 million	$168.9 million

Competitive Local Exchange Operations:
Revenues		$230-240 million	$241.3 million
Depreciation and amortization expenses		$25 million	$30.4 million
Operating income (loss) (1)	$	approx. (5) million	$(6.2) million

(1)          Reflects estimates of stock-based compensation expense to be recorded pursuant to TDS Telecom’s implementation of SFAS 123(R) effective January 1, 2006.

Incumbent Local Exchange Carrier Operations

Operating revenues decreased $0.8 million, or 0.5%, to $161.0 million in the three months ended March 31, 2006 from $161.8 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Local service	$50,552	$49,627
Network access and long distance	89,257	90,096
Miscellaneous	21,217	22,120
	$161,026	$161,843

Local service revenues increased $0.9 million, or 2%, to $50.5 million in 2006 from $49.6 million in 2005.  Revenue increases from advanced calling services and interconnection more than offset the revenue decrease from access line losses.  Physical access lines decreased 3%, of which 34% was due to the loss of second lines significantly affected by digital subscriber line substitution.

Network access and long distance revenues decreased $0.8 million, or 1%, to $89.3 million in 2006 from $90.1 million in 2005.  Revenues from long distance service increased $1.7 million in 2006 reflecting an increased number of long distance customers as well as an increase in monthly average revenue per customer. As of March 31, 2006, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 327,100 customers compared to 302,400 customers at March 31, 2005.  Revenues generated from network usage, including compensation from state and national revenue pools, decreased $2.5 million, reflecting a 2.9% decrease in access minutes of use in 2006.

Miscellaneous revenues decreased $0.9 million or 4%, to $21.2 million in 2006 from $22.1 million in 2005.  Revenues from digital subscriber lines increased 44.6%, but were offset by decreases in dial-up Internet, digital broadcast service, bundled services and other non-regulated services revenues.  Additionally, bundled service discounts increased in the first quarter of 2006 as compared to 2005.  As of March 31, 2006, TDS Telecom incumbent local exchange carrier operations were providing dial-up Internet service and digital subscriber line service to 90,800 and 75,300 customers, respectively, as compared to 98,200 dial-up Internet service customers and 49,300 digital subscriber line service customers as of March 31, 2005.

Operating expenses increased by $2.3 million, or 2%, to $123.6 million in 2006 from $121.3 million in 2005, primarily reflecting increased cost of services and products.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$48,832	$43,739
Selling, general and administrative expense	41,200	43,258
Depreciation and amortization	33,576	34,264
	$123,608	$121,261

Cost of services and products increased $5.1 million or 12%, to $48.8 million in 2006 from $43.7 million in 2005. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $1.9 million of expense increases. Growth in long distance customers combined with increased usage stimulated by call plans increased expense $1.1 million. The remainder of the increase was driven by increased labor and contractor charges.

Selling, general and administrative expenses decreased by $2.1 million or 5%, to $41.2 million from $43.3 million in 2005.

Depreciation and amortization expenses decreased $0.7 million, or 2%, to $33.6 million in 2006 from $34.3 million in 2005 primarily due to certain asset categories becoming fully depreciated.

Operating income decreased $3.2 million, or 8%, to $37.4 million in 2006 from $40.6 million in 2005 primarily as a result of the increase in cost of services and products discussed above.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service and data services) increased $0.6 million, or 1.0%, to $59.9 million in the three months ended March 31, 2006 from $59.3 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Operating Revenues	$59,869	$59,267

Retail revenues increased $0.8 million, or 1% to $53.8 million in 2006 from $53.0 million in 2005, primarily due to customer growth partially offset by lower average revenue per customer due to competitive pressures on voice and data product pricing.

Wholesale revenues, which represent charges to other carriers, decreased $0.2 million, or 3% to $6.1 million in 2006 from $6.3 million in 2005 primarily due to access rate decreases.

Operating expenses decreased $2.0 million, or 3%, to $58.7 million in 2006 from $60.7 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$23,617	$24,124
Selling, general and administrative expense	28,449	29,262
Depreciation and amortization	6,654	7,303
	$58,720	$60,689

Cost of services and products decreased $0.5 million, or 2%, to $23.6 million in 2006 from $24.1 million in 2005.  In the first quarter of 2006, the CLEC recognized a $2.9 million settlement with Qwest Communications related to pricing of certain services offered by Qwest.  The settlement reduced the cost of services for the first quarter of 2006.  This was partially offset by a $0.9 million increase in expense due to access line growth and a $1.5 million increase in other related expenses.

Selling, general and administrative expenses decreased $0.8 million, or 3%, to $28.4 million in 2006 from $29.3 million in 2005 primarily due to a decline in administrative expenses related to securing continued access to the unbundled network elements of incumbent carriers.

Depreciation and amortization expenses decreased $0.6 million, or 9%, to $6.7 million in 2006 from $7.3 million in 2005 as a result of decreases in certain assets as they become fully depreciated.

Operating income increased $2.6 million to $1.2 million in 2006 from a $1.4 million operating loss in 2005, reflecting the increase in operating revenues and decrease in operating expenses discussed above.

Incumbent and competitive local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation, and new technologies such as Voice over Internet Protocol.  Despite these challenges, TDS Telecom has successfully increased equivalent access line levels while maintaining excellent customer satisfaction.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  TDS is currently reviewing the requirements of FIN 48 and has not yet determined the impact, if any, on its financial position or results of operations.

FINANCIAL RESOURCES

TDS operates a capital- and sales and marketing-intensive business.  In recent years, TDS has generated cash from its operating activities, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs and operating expenses.  TDS anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, market startups and other factors. The following table provides a summary of TDS’s cash flow activities for the periods shown:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$220,576	$150,159
Investing activities	(147,829)	(256,275)
Financing activities	(91,938)	93,407
Net increase (decrease) in cash and cash equivalents	$(19,191)	$(12,709)

Cash Flows from Operating Activities

TDS generated substantial cash flows from operating activities during the first quarters of 2006 and 2005. Such cash flows were $220.6 million and $150.2 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $229.7 million in 2006 and $202.6 million in 2005. Changes in assets and liabilities from operations required $9.1 million in 2006 and $52.4 million in 2005, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net income	$39,875	$23,049
Adjustments to reconcile net income to net cash provided by operating activities	189,843	179,586
	229,718	202,635
Changes in assets and liabilities	(9,142)	(52,476)
	$220,576	$150,159

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks.  Cash flows used for investing activities required $147.8 million in the first three months of 2006 compared to $256.3 million 2005.

Cash used for property, plant and equipment and system development totaled $146.4 million in 2006 and $134.8 million in 2005. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $119.8 million in 2006 and $112.8 million in 2005 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $17.1 million in 2006 and $16.1 million in 2005 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities.  TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $2.7 million in 2006 and $4.2 million in 2005 for switching and other network facilities. Corporate and other capital expenditures totaled $6.8 million in 2006 and $1.7 million in 2005. The increase of $5 million represents construction and plant additions at both Corporate and Suttle Straus.

In 2005, U.S. Cellular’s consolidated subsidiary, Carroll Wireless, paid $120.9 million to the FCC to complete the payment for the licenses in which it was the winning bidder in the FCC’s Auction 58.  See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section below for more information on this transaction.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect issuances and repayments of short-term debt, proceeds from issuance of long-term debt and from entering into forward contracts, repayments of long-term debt and repurchases of common shares.  TDS has used short-term debt to finance acquisitions, to repurchase common shares and for other general corporate purposes. Cash flows from operating activities, proceeds from forward contracts and, from time to time, the sale of non-strategic cellular and other investments have been used to reduce short-term debt. In addition, from time to time, TDS has used proceeds from the issuance of long-term debt to reduce short-term debt.

Cash flows from financing activities required $91.9 million in the three months ended March 31, 2006, and provided $93.4 million in the same period of 2005.  Redemptions of medium-term notes required $35.0 million in 2006 and $17.2 million in 2005. Cash received from short term borrowings on revolving lines of credit provided $55.0 million in 2006 while repayments required $105.0 million in 2006. In 2005, short-term borrowings provided $165.0 million while repayments required $60.0 million. Issuances of long-term debt, consisting of $116.25 million of 6.625% notes by TDS provided proceeds of $112.8 million in 2005 after underwriting discounts. Repayments of long-term debt, including RUS debt, required $110.5 million in 2005. Proceeds from re-issuances of treasury shares in connection with employee benefit plans provided $6.9 million in 2006 and $13.5 million in 2005.  Dividends paid on TDS common shares and Preferred Shares, required $10.7 million in 2006 and $10.1 million in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, TDS generated cash flows from operating activities of $220.6 million and $150.2 million during the first quarters of 2006 and 2005, respectively.  At March 31, 2006, TDS had cash and cash equivalents of $1,076.6 million.  TDS believes that cash flows from operating activities, existing cash and cash equivalents and funds available from the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

However, the availability of external financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in TDS’s control. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS cannot provide assurances that circumstances that could materially adversely affect TDS’s liquidity or capital resources will not occur. Economic downturns, changes in financial markets or other factors could affect TDS’s liquidity and availability of capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

Deutsche Telekom paid a dividend of EUR 0.72 per share in May 2006. Using a weighted-average exchange rate of $1.27 per EUR, TDS will record dividend income of $120.3 million, before taxes, in the second quarter of 2006.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Return of Capital (“Special Distribution”) of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs were consolidated into 7 ADRs.

The Share Consolidation was effective July 28, 2006 and the Special Distribution was paid on August 18, 2006. As a result of the Share Consolidation, U.S. Cellular’s previous 10,245,370 ADRs were consolidated into 8,964,698 ADRs and TDS Telecom’s previous 2,700,545 ADRs were consolidated into 2,362,976 ADRs. Also, U.S. Cellular received approximately $28.6 million and TDS Telecom received approximately $7.6 million from the Special Distribution and will record dividend income, before taxes, of this amount in the third quarter of 2006.

Pursuant to terms of the forward contracts, the contract collars were adjusted as a result of the Special Dividend and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potential (ceiling) ranging from $17.22 to $19.11. In the case of two forward contracts, subsidiaries of TDS made a dividend substitution payment in the amount of $3.2 million to the counterparties in lieu of further adjustments to the collars for such forward contracts.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes.  At March 31, 2006, letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating (the one-month LIBOR was 4.83% at March 31, 2006).  At March 31, 2006, the contractual spread was 60 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months. If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 7.75% at March 31, 2006). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at March 31, 2006, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate (the prime rate was 7.75% at March 31, 2006).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At March 31, 2006, outstanding notes payable and letters of credit were $85.0 million and $0.5 million, respectively, leaving $614.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) rate plus a contractual spread based on U.S. Cellular’s credit rating the (one-month LIBOR was 4.83% at March 31, 2006).  At March 31, 2006, the contractual spread was 60 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points.  This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest costs on their revolving credit facilities would increase if their credit ratings from either Standard & Poor’s or Moody’s were lowered. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. A downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. At March 31, 2006, TDS’s and U.S. Cellular’s credit ratings are as follows:

Moody’s Investor Service	Baa3 – under review for possible further downgrade
Standard & Poor’s	A- – on credit watch with negative implications
Fitch	BBB+ – on rating watch negative

The maturity dates of certain of TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005 TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and the late filings resulted in defaults under the revolving credit facilities and one line of credit facility. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and TDS and U.S. Cellular did not fail to make any scheduled payments.  TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit facilities, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006.

Long-term Financing

The late filing of TDS’s and U.S. Cellular’s Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of their Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly period ended March 31, 2006, but that non-compliance continues to exist with respect to their Forms 10-Q for the quarterly period ended June 30, 2006. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of March 31, 2006 with all covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

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

TDS’s investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. See Note 20—Subsequent Events for additional information related to the investment in Vodafone ADRs. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

Subsidiaries of TDS and U.S. Cellular have a number of forward contracts with counterparties related to the marketable equity securities that they hold.  The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets.  As of March 31, 2006, such deferred tax liabilities totaled $913.7 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts.  On November 10, 2005 TDS and U.S. Cellular announced that they would restate certain financial statements which caused them to be late in certain SEC filings. The restatements and late filings resulted in defaults under certain of the forward contracts. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and TDS and U.S. Cellular did not fail to make any scheduled payments.  TDS and U.S. Cellular received waivers from the counterparties associated with such forward contracts, under which the counterparties agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2006 primarily reflect plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term financing. U.S. Cellular’s estimated capital spending for 2006 is currently expected to range from $580 million to $610 million. These expenditures primarily address the following needs:

•      Expand and enhance U.S. Cellular’s coverage in its service areas.

•      Provide additional capacity to accommodate increased network usage by current customers.

•      Enhance U.S. Cellular’s retail store network and office systems.

TDS Telecom’s anticipated capital spending for 2006 is currently expected to range from $125 to $140 million.  The incumbent local exchange carriers are expected to spend approximately $105 to $120 million to provide to upgrades to plant and equipment and to provide enhanced services.  The competitive local exchange carrier is expected to spend approximately $20 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom plans to finance its construction program using primarily internally generated cash.

Acquisitions, Exchanges and Divestitures

TDS assesses its existing wireless interests on an ongoing basis with a goal of improving competitiveness of its operations and maximizing its long-term return on investment.  As part of this strategy, TDS reviews attractive opportunities to acquire additional operating markets, telecommunications companies and wireless spectrum.  In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success. TDS may from time-to-time be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In addition, TDS may participate as a bidder, or member of a bidding group, in auctions administered by the FCC.

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, holds FCC licenses and operates certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  On January 31, 2006, U.S. Cellular filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction.  That petition is pending.  Subject to the outcome of such petition, the satisfaction of certain conditions and the closing of the foregoing agreement, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.  In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $21.7 million at March 31, 2006.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which is participating in the auction of wireless spectrum designated by the FCC as Auction 66, which began in August 2006.  Barat Wireless intends to qualify as a “designated entity” and be eligible for discounts with respect to spectrum purchased in Auction 66.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of August 25, 2006, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66.  U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

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

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in 2006, Carroll Wireless received a full refund of the $228,000 previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2006, U.S. Cellular made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 of this amount is included in Licenses in the Consolidated Balance Sheets. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through March 31, 2006.

In the first quarter of 2005, TDS adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004.  The adjustment of the gain, which resulted from a working capital adjustment that was finalized in the first quarter of 2005, increased the total gain on the sale by $0.5 million to $51.4 million.

In addition, in 2005, U.S. Cellular purchased one new wireless market and certain minority interests in other wireless markets in which it already owned a controlling interest for $6.9 million in cash.

Repurchase of Securities and Dividends

TDS does not have a share repurchase program as of March 31, 2006. No TDS Common Shares were repurchased in the three months ended March 31, 2006 or 2005.

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first quarter of 2006 or 2005.

TDS paid total dividends on its Common Shares and preferred shares of $10.7 million in the first three months of 2006 and $10.1 million in 2005. TDS paid quarterly dividends per share of $0.0925 in 2006 and $0.0875 in 2005.

Contractual and Other Obligations

There has been no material change to Contractual and Other Obligations included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Form 10-K for the year ended December 31, 2005.

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

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest.  Such investments totaled $231.2 million as of March 31, 2006 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements.  TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements.  TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000.  As of March 31, 2006, TDS has recorded liabilities of $1.5 million relating to this indemnity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  TDS’s significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in TDS’s Form 10-K for the year ended December 31, 2005.

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

Licenses and Goodwill

As of March 31, 2006, TDS reported $1,364.8 million of licenses and $870.1 million of goodwill, as a result of the acquisitions of interests in wireless licenses and businesses, and the acquisition of operating telephone companies.  Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

Licenses and goodwill must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. There can be no assurance that upon review at a later date material impairment charges will not be required.

The intangible asset impairment test consists of comparing the fair value of the intangible asset to the carrying amount of the intangible asset. If the carrying amount exceeds the fair value, an impairment loss is recognized for the difference. The goodwill impairment test is a two-step process. The first step compares the fair value of the reporting unit as identified in accordance with SFAS No. 142, Goodwill and Other Intangible Asset (“SFAS 142”) to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill, an enterprise allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss of goodwill is recognized for that difference.

The fair value of an asset or reporting unit is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenue or similar performance measures. The use of these techniques involves assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or valuation methodologies could create materially different results.

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. For purposes of impairment testing of goodwill in 2005, U.S. Cellular has identified five reporting units pursuant to paragraph 30 of SFAS 142. The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. For purposes of impairment testing of licenses. U.S. Cellular combined its FCC licenses into five units of accounting pursuant to Emerging Issues Task Force Issue 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”), and SFAS 142, using the same geographic groupings as its reporting units.

U.S. Cellular prepares valuations of each of the five reporting units for purposes of impairment testing of goodwill. A discounted cash flow approach is used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures and selection of terminal value multiples. Similarly, U.S. Cellular also prepares valuations (of each of five units of accounting determined pursuant to EITF 02-7) using an excess earnings methodology, for purposes of impairment testing of licenses. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies. TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit. This goodwill is valued using a multiple of cash flow valuation technique for purposes of goodwill impairment testing.

There was no impairment of licenses or goodwill at U.S. Cellular or TDS Telecom in 2005.

Property, Plant and Equipment

U.S. Cellular and TDS Telecom provide for depreciation using the straight-line method over the estimated useful lives of the assets. TDS Telecom’s incumbent local exchange carrier operations provide for depreciation on a group basis according to depreciable rates approved by state public utility commissions.  Annually, U.S. Cellular and TDS Telecom review their property, plant and equipment lives to ensure that the estimated useful lives are appropriate.  The estimated useful lives of property, plant and equipment are critical accounting estimates because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. U.S. Cellular and TDS Telecom did not change the useful lives of their property, plant and equipment in the three months ended March 31, 2006 or 2005.

TDS reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flows, the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. An impairment loss is recognized for the difference between the fair value of the assets (less costs to sell) and the carrying value of the assets.

The fair value of a tangible asset is the amount at which that asset could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. A present value analysis of cash flow scenarios is often the best available valuation technique with which to estimate the fair value of a long-lived asset. The use of this technique involves assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other inputs. Different assumptions for these inputs or different valuation methodologies could create materially different results.

Other valuation techniques include a market approach and income approach. The market approach compares the asset group to similar companies whose securities are actively traded. Ratios or multiples of value relative to certain significant financial measures, such as revenue, cash flow and earnings, are developed based upon the comparable companies. The valuation multiples are applied to the appropriate financial measures of the asset group to indicate its value. The income approach uses a discounted cash flow analysis based on value drivers and risks specific to its asset group. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures, and determination of terminal value.

Asset Retirement Obligations

TDS accounts for its asset retirement obligations in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, TDS records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statements of Operations as a gain or loss.

The calculation of the asset retirement obligation is a critical accounting estimate for TDS because changing the factors used in calculating the obligation could result in larger or smaller estimated obligations that could have a significant impact on TDS’s results of operations and financial condition. Such factors may include probabilities or likelihood of remediation, cost estimates, lease renewals and salvage values. Actual results may differ materially from estimates under different assumptions or conditions.

U.S. Cellular is subject to asset retirement obligations associated primarily with its cell sites, retail sites and office locations. Asset retirement obligations generally include costs to remediate leased land on which U.S. Cellular’s cell sites and switching offices are located. Also, U.S. Cellular is also generally is required to return leased retail store premises and office space to their pre-existing conditions.

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes.  The amounts recorded for regulatory accounting purposes exceed, in most cases, the amount required to be recorded in accordance with SFAS No 143 and FIN 47.  These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers.  The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at March 31, 2006 was $37.0 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at March 31, 2006 was $34.4 million.

In accordance with the requirements of SFAS No. 143 and FIN 47, TDS Telecom’s competitive local exchange carrier has recorded an asset retirement obligation of $2.7 million at March 31, 2006.

The table below summarizes the changes in asset retirement obligations during the first three months of 2006. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
	(Dollars in thousands)

Beginning Balance – December 31, 2005	$90,224	$70,220	$2,649	$163,093
Additional liabilities accrued	1,529	1,429	—	2,958
Accretion expense	1,737	8	46	1,791
Costs of removal incurred in 2006	—	(197)	—	(197)
Ending Balance – March 31, 2006	$93,490	$71,460	$2,695	$167,645

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes, such as depreciation expense, as well as estimating the impact of potential adjustments to filed tax returns.  These temporary differences result in deferred tax assets and liabilities, which are included within the Consolidated Balance Sheets.  TDS must then assess the likelihood that deferred tax assets will be realized based on future taxable income and to the extent TDS believes that realization is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.

TDS’s current net deferred tax asset totaled $13.4 million, at March 31, 2006 and $13.4 million at December 31, 2005. The net current deferred tax asset primarily represents the deferred tax effects of the allowance for doubtful accounts on customer receivables.

TDS’s noncurrent deferred tax assets and liabilities as of March 31, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Deferred Tax Asset – noncurrent
Net operating loss carryforwards	$74,390	$71,981
Derivative instruments	187,924	185,707
Other	40,302	37,127
	302,616	294,815
Less valuation allowance	(67,487)	(64,374)
Total Deferred Tax Asset	235,129	230,441

Deferred Tax Liability – noncurrent
Marketable equity securities	913,691	910,723
Property, plant and equipment	359,369	367,785
Partnership investments	61,567	61,589
Licenses	279,416	273,375
Total Deferred Tax Liability	1,614,043	1,613,472
Net Deferred Income Tax Liability	$1,378,914	$1,383,031

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

The deferred income tax liability relating to marketable equity securities totaled $913.7 million, and $910.7 million, as of March 31, 2006 and December 31, 2005, respectively.  These amounts represent deferred income taxes calculated on the difference between the fair value and the tax basis of the marketable equity securities.  Income taxes will be payable when TDS disposes of the marketable equity securities.

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

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 – 2004 consolidated federal tax returns of TDS and subsidiaries. The audit is in its preliminary stages.

In the event of an increase in the value of tax assets or a decrease in tax liabilities, TDS would decrease the income tax expense or increase the income tax benefit by an equivalent amount.  In the event of a decrease in the value of tax assets or an increase in tax liabilities, TDS would increase the income tax expense or decrease the income tax benefit by an equivalent amount.

Stock-based Compensation

As a result of the adoption of a new accounting pronouncement, the accounting policy related to stock-based compensation has changed as described below and is now a critical accounting policy due to the significant assumptions and estimates involved.

As described in more detail in Notes 2 and 3 of the accompanying Notes to the Condensed Consolidated Financial Statements, TDS has established long-term incentive plans, employee stock purchase plans and dividend reinvestment plans, all of which are stock-based compensation plans. Prior to the first quarter of 2006, TDS accounted for share-based payments in accordance with Accounting Principles Board (“APB”), “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). Prior to the first quarter of 2006, compensation cost for share-based payments was measured using the intrinsic value method APB 25. Under the intrinsic value method, compensation cost is measured as the amount by which the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, TDS adopted the fair value recognition provisions of FASB SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. In addition, TDS applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission in March 2005, in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Upon adoption of SFAS 123(R), TDS elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by TDS for purposes of preparing the pro forma disclosures under SFAS 123. This model requires assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, TDS and U.S. Cellular’s expected stock price volatility over the term of the awards, expected forfeitures, time of exercise, risk-free interest rate and expected dividends. Different assumptions could create materially different results. Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with FASB SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable.  The assessment of contingencies is a highly subjective process that requires judgments about future events.  Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate outcome of contingencies could materially impact the Consolidated Statement of Operations, Consolidated Balance Sheets and Consolidated Cash Flows.

In April 2006, an interexchange carrier for which TDS Telecom provides both originating and terminating access asserted a claim for refund, net of counterclaims, of up to $10 million for the past billed amounts for certain types of traffic. TDS Telecom believes its billing methods and procedures were appropriate under terms of its state and federal tariffs and will contest this claim.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin LLP, the principal law firm of TDS and its subsidiaries:  Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecommunications Corporation and an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q (“Form 10-Q”), including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’s Form 10-K for the year ended December 31, 2005.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.   You should carefully consider the Risk Factors in TDS’s Form 10-K for the year ended December 31, 2005, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’s business.

•                  Intense competition in the markets in which TDS operates could adversely affect TDS’s revenues or increase its costs to compete.

•                  Consolidation in the telecommunications industry could adversely affect TDS’s revenues and increase its costs of doing business.

•                  Advances or changes in telecommunications technology, such as Voice over Internet Protocol or WiMAX, could render certain technologies used by TDS obsolete, could reduce TDS’s revenues or increase its costs of doing business.

•                  Changes in the regulatory environment or a failure by TDS to timely or fully comply with any regulatory requirements could adversely affect TDS’s financial condition, results of operations or ability to do business.

•                  Changes in TDS’s enterprise value, changes in the supply or demand of the market for wireless licenses or telephone company franchises, adverse developments in the business or the industry in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS’s license costs, goodwill and/or physical assets.

•                  Early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual or Other Obligations in TDS’s Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

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

•                  A significant portion of TDS’s wireless revenues is derived from customers who buy services through independent agents and dealers who market TDS’s services on a commission basis.  If TDS’s relationships with these agents and dealers are seriously harmed, its wireless revenues could be adversely affected.

•                  TDS’s investments in technologies which are unproven or for which success has not yet been demonstrated may not produce the benefits that TDS expects.

•                  An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to TDS, and/or changes in roaming rates and the lack of standards and roaming agreements for wireless data products, could have an adverse effect on TDS’s business, financial condition or results of operations.

•                  Changes in access to content for data or video services and access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on TDS’s business, financial condition or results of operations.

•                  A failure by TDS’s service offerings to meet customer expectations could limit TDS’s ability to attract and retain customers and have an adverse effect on TDS’s operations.

•                  A failure by TDS to complete significant network build-out and system implementation as part of its plans to build out new markets and improve the quality and capacity of its network could have an adverse effect on its operations.

•                  A failure by TDS’s wireless business to acquire adequate radio spectrum could have an adverse effect on TDS’s business and operations.

•                  Financial difficulties of TDS’s key suppliers or vendors, or termination or impairment of TDS’s relationship with such suppliers or vendors, could result in a delay or termination of TDS’s receipt of equipment or services, which could adversely affect TDS’s business and results of operations.

•                  An increase of TDS’s debt in the future could subject TDS to various restrictions and higher interest costs and decrease its cash flows and earnings.

•                  An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on TDS’s business, financial condition or results of operations.

•                  TDS has significant investments in entities that it does not control.  Losses in the value of such investments could have an adverse effect on TDS’s results of operations or financial condition.

•                  Changes in guidance or interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

•                  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

•                  Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments could have an adverse effect on TDS’s financial condition or results of operations.

•                  War, conflicts, hostilities and/or terrorist attacks or equipment failure, power outages, natural disasters or breaches of network or information technology security could have an adverse effect on TDS’s business, financial condition or results of operations.

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

•                  Material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations.

•                  The pending SEC investigation regarding the restatement of TDS’s financial statements could result in substantial expenses, and could result in monetary or other penalties.

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

•                  TDS’s assets are concentrated in the U.S. telecommunications industry.  As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

•                  As TDS continues to implement its strategies, there are internal and external factors that could impact its ability to successfully meet its objectives.

•                  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and or any other financial or statistical information to vary from TDS’s forward estimates by a material amount.

•                  The market price of TDS’s Common Shares and Special Common Shares is subject to fluctuations due to a variety of factors.

•                  Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS.

TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of March 31, 2006, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long-Term Debt in TDS’s Form 10-K for the year ended December 31, 2005, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

TDS redeemed $35.0 million of medium-term notes in January and February of 2006 which carried an interest rate of 10%.

TDS repaid $200.0 million plus accrued interest of unsecured 7% senior notes on August 1, 2006, using cash on-hand.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $2,559.5 million at March 31, 2006 and $2,531.7 million as of December 31, 2005, respectively.  TDS’s cumulative net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $610.5 million at March 31, 2006.

Subsidiaries of TDS and U.S. Cellular have a number of forward contracts with counterparties related to the marketable equity securities that they hold.  TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid by its subsidiaries when due.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

Under the terms of the forward contracts, TDS’s and U.S. Cellular’s subsidiaries continue to own the contracted shares and will receive dividends paid on such contracted shares, if any.  The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares.  The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares.  If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula.  If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized under the forward contract through maturity.  If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

Deferred taxes have been provided for the difference between the fair value and the income tax basis of the marketable equity securities and derivatives and are included in Net deferred tax liabilities in the Consolidated Balance Sheets.  Such deferred tax liabilities related to marketable equity securities totaled $913.7 million at March 31, 2006 and $910.7 million as of December 31, 2005, respectively. Such deferred tax assets related to derivatives totaled $187.9 million at March 31, 2006 and $185.7 million at December 31, 2005, respectively.

The following table summarizes certain details surrounding the contracted securities as of March 31, 2006.

		Collar (1)
		Downside	Upside	Loan
		Limit	Potential	Amount
Security	Shares	(Floor)	(Ceiling)	(000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07 - $16.07	$18.72 - $21.39	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$13.68 - $16.37	1,532,257
				1,754,114
Unamortized debt discount				42,301
				$1,711,813

(1)          The per share amounts represent the range of floor and ceiling prices of all securities monetized.

(2)          U.S. Cellular owned 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts as of March 31, 2006. See “LIQUIDITY AND CAPITAL RESOURCES” above for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 25, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRs was reduced from 12,945,915 to 11,327,674.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at March 31, 2006, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable equity securities or canceling any derivative instruments.

	Valuation of investments assuming indicated decrease			March 31, 2006	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$1,791.7	$2,047.6	$2,303.6	$2,559.5	$2,815.5	$3,071.4	$3,327.4
Derivative Instruments (1)	$97.9	$(68.3)	$(247.0)	$(454.0)	$(672.6)	$(908.2)	$(1,149.4)

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TDS’s disclosure controls and procedures were not effective as of March 31, 2006, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of March 31, 2006, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005, which continued to exist as of March 31, 2006:

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

•                  Income Tax Accounting – TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing tax provision software which TDS believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis.

•                  Accounting for Contracts – TDS has enhanced controls related to monitoring, review and communication of contract activity. These controls include additional monitoring procedures, enhanced review processes and increased communication.

•                  Leases – In 2005, TDS began implementation of a new real estate management system. Implementation of additional system functionality and related supporting processes and procedures in 2006 will enhance controls related to the administration, accounting and reporting for leases, including controls related to the accuracy, completeness and disclosure of future minimum rental payments and the calculation of straight-line rent expense.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’s internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting. As discussed herein, TDS has made or intends to make material changes to internal control over financial reporting in order to remediate the material weaknesses discussed above.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect TDS’s business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K may not be the only risks facing TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’s business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES (1)

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – 31, 2006	—	$—	—	824,300
February 1 – 28, 2006	—	—	—	—
March 1 – 31, 2006	—	—	—	—
Total for or as of end of the quarter ended 3/31/06	—	$—	—	—

(1)          All of the above Common Shares relate to TDS’s publicly announced Common Share repurchase program.

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

iii.            The expiration date of the program was February 28, 2006.

iv.           The stock repurchase program has expired during the quarter covered by this Form 10-Q.

v.              TDS did not terminate the foregoing stock repurchase program prior to expiration, or cease making further purchases thereunder, during the quarter covered by this Form 10-Q.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has borrowed $85.0 million under its Revolving Credit Facility as of March 31, 2006.  The borrowings occurred throughout the first quarter of 2006.  U.S. Cellular anticipates repaying the amounts with future operating cash flows from operating activities or long-term debt financing.  As of March 31, 2006, the notes range in maturity dates from two days to 30 days and bear interest at rates ranging from 5.40% to 5.46%.  The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread – 60 basis points at March 31, 2006.  The notes were used primarily to fund the general obligations of U.S. Cellular.

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

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’s Form 10-K for the year ended December 31, 2005.  Reference is made to TDS’s Form 10-K for the year ended December 31, 2005 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 25, 2006	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer

Date:	August 25, 2006	/s/ Sandra L. Helton
Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date:	August 25, 2006	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2006 First Quarter Form 10-Q