Form 10-Q
period 2006-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2006-10-10
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2006
Common Shares, $.01 par value	51,432,410 Shares
Special Common Shares, $.01 par value	57,782,076 Shares
Series A Common Shares, $.01 par value	6,445,404 Shares

TELEPHONE AND DATA SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,065,910	$969,859	$2,126,222	$1,905,646

Operating Expenses
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	369,559	341,830	747,402	684,576
Selling, general and administrative expense	410,468	352,127	801,185	696,576
Depreciation, amortization and accretion expense	179,985	168,575	362,652	338,323
Total Operating Expenses	960,012	862,532	1,911,239	1,719,475

Operating Income	105,898	107,327	214,983	186,171

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	22,491	18,188	42,296	32,942
Interest and dividend income	146,545	118,896	162,782	127,182
Interest expense	(59,288)	(54,532)	(117,820)	(106,388)
Gain on investments	91,418	—	91,418	500
Other expense	(540)	(6,708)	(1,042)	(11,029)
Total Investment and Other Income	200,626	75,844	177,634	43,207

Income Before Income Taxes and Minority Interest	306,524	183,171	392,617	229,378
Income tax expense	122,118	76,980	158,086	94,375
Income Before Minority Interest	184,406	106,191	234,531	135,003
Minority share of income	(11,939)	(9,135)	(22,189)	(14,898)
Net Income	172,467	97,056	212,342	120,105
Preferred dividend requirement	(50)	(52)	(101)	(102)
Net Income Available To Common	$172,417	$97,004	$212,241	$120,003

Basic Weighted Average Shares Outstanding (000s)	115,768	115,224	115,754	115,112
Basic Earnings Per Share (Note 6)	$1.49	$0.84	$1.83	$1.04

Diluted Weighted Average Shares Outstanding (000s)	116,640	115,959	116,576	115,926
Diluted Earnings Per Share (Note 6)	$1.48	$0.83	$1.82	$1.03

Dividends Per Share	$0.0925	$0.0875	$0.185	$0.175

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$212,342	$120,105
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	362,652	338,323
Bad debts expense	26,465	17,764
Deferred income taxes	(32,531)	1,082
Equity in earnings of unconsolidated entities	(42,296)	(32,942)
Distributions from unconsolidated entities	37,399	28,210
Minority share of income	22,189	14,898
(Gain) loss on investments	(91,418)	(500)
Stock-based compensation expense	13,022	4,086
Noncash interest expense	10,705	10,129
Other noncash expense	2,805	5,511
Changes in assets and liabilities
Change in accounts receivable	(39,668)	(29,158)
Change in materials and supplies	10,503	22,020
Change in accounts payable	(47,956)	(46,352)
Change in customer deposits and deferred revenues	4,919	5,261
Change in accrued taxes	67,233	76,878
Change in other assets and liabilities	(27,572)	(16,963)
	488,793	518,352

Cash Flows from Investing Activities
Additions to property, plant and equipment	(334,843)	(307,405)
Cash received from divestitures	722	500
Cash paid for acquisitions	(18,546)	(126,033)
Sales of investments	102,549	—
Other investing activities	(2,887)	(1,271)
	(253,005)	(434,209)
Cash Flows from Financing Activities
Issuance of notes payable	195,000	310,000
Issuance of long-term debt	560	112,881
Repayment of notes payable	(225,000)	(290,000)
Repayment of long-term debt	(1,586)	(240,752)
Repayment of medium-term notes	(35,000)	(17,200)
TDS Common Shares and Special Common Shares issued for benefit plans	3,047	12,663
U.S. Cellular Common Shares issued for benefit plans	3,856	14,012
Dividends paid	(21,498)	(20,259)
Other financing activities	(6,863)	(816)
	(87,484)	(119,471)

Net Increase (Decrease) in Cash and Cash Equivalents	148,304	(35,328)

Cash and Cash Equivalents -
Beginning of period	1,095,791	1,171,105
End of period	$1,244,095	$1,135,777

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,244,095	$1,095,791
Accounts receivable
Due from customers, less allowance of $14,033 and $15,200, respectively	343,353	336,005
Other, principally connecting companies, less allowance of $7,831 and $5,620, respectively	166,979	160,577
Marketable equity securities	272,938	—
Materials and supplies	93,922	103,211
Prepaid expenses	52,747	40,704
Deferred income tax asset	—	13,438
Other current assets	24,458	29,243
	2,198,492	1,778,969

Investments
Marketable equity securities	2,176,706	2,531,690
Licenses	1,370,369	1,365,063
Goodwill	874,100	869,792
Customer lists, net of accumulated amortization of $49,190 and $42,947, respectively,	45,117	49,318
Investments in unconsolidated entities	220,430	215,424
Other investments, less valuation allowance of $55,144 in both periods	11,760	12,274
	4,698,482	5,043,561

Property, Plant and Equipment
In service and under construction	7,441,768	7,140,447
Less accumulated depreciation	3,924,149	3,614,242
	3,517,619	3,526,205

Other Assets and Deferred Charges	56,231	55,830
	$10,470,824	$10,404,565

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$203,091	$237,948
Forward contracts	179,832	—
Notes payable	105,000	135,000
Accounts payable	309,851	357,273
Customer deposits and deferred revenues	126,709	121,228
Accrued interest	29,212	28,946
Accrued taxes	119,310	47,180
Accrued compensation	54,495	67,443
Derivative liability	50,828	—
Deferred income tax liability	44,669	—
Other current liabilities	71,936	61,086
	1,294,933	1,056,104

Deferred Liabilities and Credits
Net deferred income tax liability	1,244,331	1,383,031
Derivative liability	413,054	449,192
Asset retirement obligation	173,779	163,093
Other deferred liabilities and credits	107,532	104,984
	1,938,696	2,100,300

Long-Term Debt
Long-term debt, excluding current portion	1,632,577	1,633,519
Forward contracts	1,536,563	1,707,282
	3,169,140	3,340,801

Commitments and Contingencies (See Note 20)

Minority Interest in Subsidiaries	573,041	552,884

Preferred Shares	3,863	3,863

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,503,000 and 56,481,000 shares, respectively	565	565
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares, issued 62,887,000 and 62,868,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,446,000 and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,833,617	1,826,420
Treasury Shares, at cost:
Common Shares, 5,071,000 and 5,105,000 shares, respectively	(207,524)	(208,156)
Special Common Shares 5,105,000 and 5,128,000 shares, respectively	(209,421)	(210,600)
Accumulated other comprehensive income	249,694	309,009
Retained earnings	1,823,527	1,632,682
	3,491,151	3,350,613
	$10,470,824	$10,404,565

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

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the information and disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005, and the results of operations for the three and six months ended June 30, 2006 and 2005 and the cash flows for the six months ended June 30, 2006 and 2005.  The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), reported in selling, general and administrative expense have been adjusted to properly reflect the classification of the expenses in cost of service and products in the current period.  Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been adjusted to properly reflect, in accordance with Company policy, the classification of the expenses in selling, general and administrative expense.  For the ILEC, cost of services and products decreased by $1.7 million and $3.3 million with a corresponding increase in selling, general and administrative expenses in the three and six months ended June 30, 2005, respectively.  For the CLEC, cost of services and products increased by $5.9 million and $11.7 million with a corresponding decrease in selling, general and administrative expenses in the three and six months ended June 30, 2005, respectively.  On a TDS consolidated basis, cost of services and products increased by $4.2 million and $8.4 million with a corresponding decrease in selling, general and administrative expenses in the three and six months ended June 30, 2005, respectively.  The adjustments did not affect previously reported revenues, operating income or net income.

2.               Summary of Significant Accounting Policies

Change in Accounting Principle – Stock-Based Compensation

TDS has established long-term incentive plans, employee stock purchase plans, dividend reinvestment plans, and a non-employee director compensation plan which are described more fully in Note 3 – Stock-Based Compensation. Prior to January 1, 2006, TDS accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Total stock-based employee compensation cost recognized in the Consolidated Statements of Operations under APB 25 was $2.9 million and $4.1 million for the three and six months ended June 30, 2005, primarily for restricted stock unit and deferred compensation stock unit awards. No compensation cost was recognized in the Consolidated Statements of Operations under APB 25 for stock option awards for the three and six months ended June 30, 2005, because all outstanding options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The employee stock purchase plans and dividend reinvestment plans qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recognized for these plans during the three and six months ended June 30, 2005.

Effective January 1, 2006, TDS adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. In addition, TDS applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the SEC in March 2005 in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Under SFAS 123(R), the long-term incentive plans are considered compensatory plans; therefore, recognition of compensation costs for grants made under these plans is required.

Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore, recognition of compensation costs for grants made under these plans is required. However, due to restrictions on activity under these plans that were in place during the six months ended June 30, 2006, no compensation expense was recognized during this period.

Under SFAS 123(R), the dividend reinvestment plans are not considered compensatory plans, therefore recognition of compensation costs for grants made under these plans is not required.

Upon adoption of SFAS 123(R), TDS elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by TDS for purposes of preparing the pro forma disclosures under SFAS 123. Under the provisions of SFAS 123(R), stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Accordingly, stock-based compensation cost recognized in 2006 has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. TDS believes that its historical experience is the best estimate of future expected life. In TDS’s pro forma information required under SFAS 123, TDS also reduced stock-based compensation cost for estimated forfeitures. The expected life assumption was determined based on TDS’s historical experience. For purposes of both SFAS 123 and SFAS 123(R), the expected volatility assumption was based on the historical volatility of TDS’s common stock. The dividend yield was included in the assumptions. The risk-free interest rate assumption was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

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

Certain employees were eligible for retirement at the time that compensatory stock options were granted.  Under the terms of the TDS option agreements, options granted to these individuals do not vest upon retirement. Under the terms of the U.S. Cellular option agreements, options granted to these individuals will fully vest upon their retirement if they have reached the age of 65. Similarly, under the terms of TDS’s restricted stock unit agreements, restricted stock units vest upon retirement if the employee has reached the age of 66. Under the terms of U.S. Cellular’s restricted stock unit agreements, restricted stock units vest upon retirement if the employee has reached the age of 65. Prior to the adoption of SFAS 123(R), TDS used the “nominal vesting method” to recognize the pro forma stock-based compensation cost related to options and restricted stock units awarded to retirement-eligible employees. This method does not take into account the effect of early vesting due to the retirement of eligible employees.  Upon adoption of SFAS 123(R), TDS adopted the “non-substantive vesting method”, which requires accelerated recognition of the entire cost of options granted to retirement-eligible employees over the period of time from the date of grant to the date such employees reach age 65.  If the non-substantive vesting method had been applied in prior periods, the effect on previously disclosed pro forma stock-based compensation cost would not have been material.

On March 7, 2006, the TDS Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  TDS temporarily suspended issuances of shares under the 2004 Long Term Incentive Plan on March 17, 2006, as required by SEC regulations, because TDS did not file its Form 10-K for the year ended December 31, 2005 in a timely manner. Under SEC regulations, TDS may not issue shares under its existing registration statement on Form S-8 related to the 2004 Long Term Incentive Plan until the date that TDS is current with respect to its Form 10-K for the year ended December 31, 2005 and other periodic SEC filings.  As required under the provisions of SFAS 123(R), TDS evaluated the impact of this plan modification to determine if an adjustment to stock based compensation was required.  TDS determined that the impact of such an adjustment would not be material.

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $4.4 million and $7.9 million for the three and six months ended June 30, 2006, respectively, and $3.3 million and $6.8 million for the three and six months ended June 30, 2005, respectively.

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

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service Cost	$545	$553	$1,089	$1,106
Interest on accumulated benefit obligation	691	659	1,383	1,318
Expected return on plan assets	(649)	(558)	(1,297)	(1,116)
Amortization of:
Prior service cost	(207)	(280)	(415)	(559)
Net loss	292	289	584	577
Net postretirement cost	$672	$663	$1,344	$1,326

TDS contributed $5.3 million for its 2006 contribution to the postretirement plan assets.

Recent Accounting Pronouncements

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for TDS’s opening balance sheet in 2007. TDS is currently evaluating the impact this Bulletin might have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for TDS’s financial statements issued in 2008; however, earlier application is encouraged. TDS is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS 158 will be required to be adopted for TDS as of December 31, 2006.  TDS is currently reviewing the requirements of SFAS 158 and has not yet determined the impact on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  TDS is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations.

3.               Stock-Based Compensation

As a result of adopting SFAS 123(R) on January 1, 2006, TDS’s income before income taxes for the three and six months ended June 30, 2006, was $4.0 million and $7.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Similarly, as a result of adopting SFAS 123(R) on January 1, 2006, TDS’s net income for the three and six months ended June 30, 2006, was $2.0 million and $3.7 million lower, basic earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.03 lower, and diluted earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.03 lower, respectively, than if TDS had continued to account for stock-based compensation expense under APB 25.

Stock-Based Compensation Expense

For comparison, the following table illustrates the pro forma effect on net income and earnings per share had TDS applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three and six months ended June 30, 2005:

(Dollars in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$97,056	$120,105
Add: Stock-based compensation expense included in reported net income, net of related tax effects and minority interest	1,592	2,216
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(7,876)	(10,735)
Pro forma net income	$90,772	$111,586

Earnings per share:
Basic—as reported	$0.84	$1.04
Basic—pro forma	0.79	0.97
Diluted—as reported	0.83	1.03
Diluted—pro forma	$0.78	$0.96

Prior to the adoption of SFAS 123(R), TDS presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows.  For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the six months ended June 30, 2006, excess tax benefits of $0.4 million were included within Other Financing Activities of the Cash Flows from Financing Activities pursuant to this requirement of SFAS 123(R).

The following table summarizes stock-based compensation expense recognized during the three and six months ended June 30, 2006:

(Amounts in thousands)	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock option awards	$4,023	$7,535
Restricted stock unit awards	3,336	6,087
Deferred compensation matching stock unit awards	(1,361)	(602)
Employee stock purchase plans	—	—
Awards under non-employee director’s compensation plan	—	2
Total stock-based compensation, before income taxes	5,998	13,022
Income tax benefit	(2,483)	(5,404)
Total stock-based compensation expense, net of income taxes	$3,515	$7,618

At June 30, 2006, unrecognized compensation cost for all stock-based compensation awards was $40.5 million. The unrecognized compensation cost for stock-based compensation awards at June 30, 2006 is expected to be recognized over a weighted average period of 0.8 years.

All stock-based compensation expense recognized during the three and six months ended June 30, 2006 was recorded in Selling, general and administrative expense.

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

Under the TDS 2004 Long-Term Incentive Plan (and a predecessor plan), TDS may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees.  TDS had reserved 4,006,000 Common Shares and 11,893,000 Special Common Shares at June 30, 2006, for equity awards granted and to be granted under this plan. At June 30, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. At June 30, 2006, TDS also had reserved 174,000 Common Shares and 323,000 Special Common Shares for issuance under the Automatic Dividend Reinvestment and Stock Purchase Plan and 49,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan, and 185,000 Common Shares and 320,000 Special Common Shares under an employee stock purchase plan. The maximum number of TDS Common Shares, TDS Special Common Shares and TDS Series A Common Shares that may be issued to employees under all stock-based compensation plans in effect at June 30, 2006 was 4,365,000, 12,536,000 and 49,000 shares, respectively. TDS currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.  TDS has also created a Non-Employee Directors’ Plan under which it has reserved 33,000 Common Shares and 75,000 Special Common Shares of TDS stock for issuance as compensation to members of the board of directors who are not employees of TDS.

Stock Options—Stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding at June 30, 2006 expire between 2006 and 2016.  However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement.  Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of TDS common stock on the date of grant.

TDS granted 1,105,000 and 630,000 stock options during the three months ended June 30, 2006 and June 30, 2005, respectively. TDS granted 1,105,000 and 630,000 stock options during the six months ended June 30, 2006 and June 30, 2005, respectively.  TDS estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by TDS for purposes of its pro forma disclosures under SFAS 123. TDS used the assumptions shown in the table below in valuing the options granted in 2006:

Expected Life	4.9 years
Expected Annual Volatility Rate	25.9%
Dividend Yield	0.97%
Risk-free Interest Rate	4.8%
Estimated Annual Forfeiture Rate	0.6%

All TDS options outstanding at March 31, 2006 were granted prior to the distribution of the TDS Special Common Share Dividend in 2005, more fully described in TDS’s 2005 Annual Report on Form 10-K. As a result of the Special Common Share Dividend, an employee will receive one Common Share and one Special Common Share per tandem option exercised. Each tandem option is exercisable at its original exercise price. TDS options granted after the distribution of the TDS Special Common Share Dividend will receive one Special Common Share per option exercised.

A summary of TDS stock options (vested and nonvested) at June 30, 2006 and changes during the six months then ended is presented in the table and narrative below:

Tandem Options

		Weighted	Weighted Average
	Number	Average	Remaining
	of Tandem	Exercise	Contractual	Aggregate
	Options(1)	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (2,461,000 exercisable)	2,701,000	$73.85	6.5 years	$36,166,000
Granted	—	—		—
Exercised	23,000	$52.28		466,000
Forfeited	14,000	$57.17		351,000
Expired	—	—		—
Outstanding at June 30, 2006 (2,599,000 exercisable)	2,664,000	$74.13	6.0 years	$35,185,000

(1)          Upon exercise, each tandem option is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Share Options

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options(2)	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (0 exercisable)	—	—	—	—
Granted	1,105,000	$38.01	10.0 years	$988,000
Exercised	—	—		—
Forfeited	6,000	38.00		5,000
Expired	—	—		—
Outstanding at June 30, 2006 (0 exercisable)	1,099,000	$38.01	10.0 years	$983,000

(2)          Upon exercise, each Special Common share option is converted into one TDS Special Common Share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between TDS’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount will change in future periods based on the market price of TDS’s stock. TDS received $0 and $1.2 million in cash from the exercise of stock options during the three and six months ended June 30, 2006.

A summary of TDS’s nonvested stock options at June 30, 2006 and changes during the six months then ended is presented in the tables that follow:

Tandem Options

		Weighted Average
	Number of	Fair Values of
	Stock Options(1)	Stock Options
Nonvested at December 31, 2005	240,000	$21.67
Granted	—	—
Vested	161,000	20.07
Forfeited	14,000	21.93
Nonvested at June 30, 2006	65,000	$25.55

(1)          Upon exercise, each tandem stock option is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Share Options

		Weighted Average
	Number of	Fair Values of
	Stock Options(2)	Stock Options
Nonvested at December 31, 2005	—	—
Granted	1,105,000	$11.00
Vested	—	—
Forfeited	6,000	11.00
Nonvested at June 30, 2006	1,099,000	$11.00

(2)          Upon exercise, each Special Common share option is converted into one TDS Special Common Share.

Restricted Stock Units—Beginning in April 2005, TDS granted restricted stock unit awards to key employees. These awards generally vest after three years. All TDS restricted stock units outstanding at March 31, 2006 were granted prior to the distribution of the TDS Special Common Share Dividend in 2005. As a result of the Special Common Share Dividend, an employee will receive one Common Share and one Special Common Share upon the vesting of such restricted stock units. The restricted stock unit awards outstanding at March 31, 2006 will vest in December 2007. When vested, employees will receive an equal number of TDS Common Shares and TDS Special Common Shares with respect to such restricted stock units. Restricted stock unit awards granted after the distribution of the TDS Special Common Share Dividend in 2005 are convertible into one Special Common Share upon the vesting of such restricted stock units. The restricted stock unit awards granted in 2006 will vest in December 2008. When vested, employees will receive one TDS Special Common Share for each restricted stock unit.

TDS estimates the fair value of restricted stock units based on the closing market price of TDS shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

A summary of TDS nonvested restricted stock units at June 30, 2006 and changes during the six months then ended is presented in the table that follows:

Tandem Restricted Stock Units

		Weighted Average
	Number	Fair Values of
	of Restricted	Restricted
	Stock Units(1)	Stock Units
Nonvested at December 31, 2005	90,286	$77.55
Granted	—	—
Vested	—	—
Forfeited	386	78.10
Nonvested at June 30, 2006	89,900	$77.55

(1)          Upon exercise, each tandem restricted stock unit is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Restricted Stock Units

		Weighted Average
	Number	Fair Values of
	of Restricted	Restricted
	Stock Units(2)	Stock Units
Nonvested at December 31, 2005	—	—
Granted	105,000	$38.05
Vested	—	—
Forfeited	1,000	38.00
Nonvested at June 30, 2006	104,000	$38.05

(2)          Upon exercise, each Special Common restricted stock unit is converted into one TDS Special Common Share.

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

A summary of TDS nonvested deferred compensation stock unit plans at June 30, 2006 and changes during the six months then ended is presented in the table that follows:

Tandem Deferred Compensation Stock Units

	Number of	Weighted Average
	Tandem	Fair Values
	Stock Units(1)	of Stock Units
Nonvested at December 31, 2005	1,025	$75.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	1,025	$75.05

(1)   Upon exercise, each tandem deferred compensation stock unit outstanding at June 30, 2006 is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Deferred Compensation Stock Units

	Number of	Weighted Average
	Special Common	Fair Values
	Stock Units(2)	of Stock Units
Nonvested at December 31, 2005	—	—
Granted	1,500	$38.30
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	1,500	$38.30

(2)          Upon exercise, each Special Common deferred compensation stock unit is converted into one TDS Special Common Share.

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of TDS and its subsidiaries may purchase a limited number of shares of TDS common stock on a quarterly basis. Prior to 2006, such common stock consisted of TDS Common Shares. Beginning in 2006, such common stock consisted of TDS Special Common Shares. TDS had reserved 185,000 Common Shares and 320,000 Special Common Shares at June 30, 2006 for issuance under this plan.  The plan became effective on April 1, 2003 and will terminate on December 31, 2008. The per share cost to each participant is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plan is considered a compensatory plan; therefore recognition of compensation costs for stock issued under this plan is required. Compensation cost is measured as the difference between the cost of the shares to the plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three and six months ended June 30, 2006, no compensation expense was recognized during this period.

Compensation of Non-Employee Directors – TDS issued 0 and 2,600 shares under its Non-Employee Directors’ plan in the three and six months ended June 30, 2006.

Dividend Reinvestment Plans—TDS had reserved 174,000 Common Shares and 323,000 Special Common Shares at June 30, 2006, for issuance under Automatic Dividend Reinvestment and Stock Purchase Plans and 49,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan. These plans enable holders of TDS’s Common Shares, Special Common Shares and Preferred Shares to reinvest cash dividends in Common Shares and Special Common Shares and holders of Series A Common Shares to reinvest cash dividends in Series A Common Shares. The purchase price of the shares is 95% of the market value, based on the average of the daily high and low sales prices for TDS’s Common Shares and Special Common Shares on the American Stock Exchange for the ten trading days preceding the date on which the purchase is made.  Under SFAS 123(R) and SFAS 123, these plans are considered non-compensatory plans, therefore no compensation expense is recognized for stock issued under these plans.

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

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At June 30, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards.

At June 30, 2006, U.S. Cellular had reserved 5,403,000 Common Shares for equity awards granted and to be granted under this plan and also had reserved 110,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at June 30, 2006 was 5,513,000 shares.  U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan, which was described previously.

U.S. Cellular has also created a Non-Employee Director Compensation Plan under which it has reserved 4,900 Common Shares of U.S. Cellular at June 30, 2006 for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular.

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

Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding at June 30, 2006 expire between 2006 and 2016.  However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement.  Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.

U.S. Cellular granted 551,000 and 16,000 stock options during the three months ended June 30, 2006 and June 30, 2005, respectively. U.S. Cellular granted 551,000 and 757,000 stock options during the six months ended June 30, 2006 and June 30, 2005, respectively.  U.S. Cellular estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by U.S. Cellular for purposes of its pro forma disclosures under SFAS 123. U.S. Cellular used the assumptions shown in the table below in valuing the options granted in 2006:

Expected Life	3.0 years
Expected Annual Volatility Rate	25.2%
Dividend Yield	—
Risk-free Interest Rate	4.7%
Estimated Annual Forfeiture Rate	4.4%

A summary of U.S. Cellular stock options outstanding (vested and nonvested) at June 30, 2006 and changes during the six months then ended is presented in the table below:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (877,000 exercisable)	2,701,000	$38.80	7.5 years	$58,871,000
Granted	551,000	59.46		629,000
Exercised	107,000	34.51		2,259,000
Forfeited	29,000	39.60		615,000
Expired	1,000	32.23		34,000
Outstanding at June 30, 2006 (1,528,000 exercisable)	3,115,000	$42.61	7.6 years	$56,044,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount will change in future periods based on the market price of U.S. Cellular’s stock. U.S. Cellular received $0 and $3.7 million in cash from the exercise of stock options during the three and six months ended June 30, 2006.

A summary of U.S. Cellular nonvested stock options at June 30, 2006 and changes during the six months then ended is presented in the table that follows:

		Weighted Average
	Number of	Fair Values of
	Stock Options	Stock Options
Nonvested at December 31, 2005	1,824,000	$14.19
Granted	551,000	14.06
Vested	761,000	14.47
Forfeited	26,000	14.22
Nonvested at June 30, 2006	1,588,000	$14.01

Restricted Stock Units—U.S. Cellular grants restricted stock unit awards to key employees, which generally vest after three years.

U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant, which is not adjusted for any dividends foregone during the vesting period because U.S. Cellular has never paid a dividend and has expressed its intention to retain all future earnings in the business. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Awards granted under this plan prior to 2005 were classified as liability awards due to a plan provision which allowed participants to elect tax withholding in excess of minimum statutory tax rates.  In 2005, this provision was removed from the plan and awards after 2005 have been classified as equity awards.

A summary of U.S. Cellular nonvested restricted stock units at June 30, 2006 and changes during the six months then ended is presented in the tables that follow:

Liability Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	193,000	$30.71
Granted	3,000	59.43
Vested	108,000	23.73
Forfeited	1,000	33.96
Nonvested at June 30, 2006	87,000	$40.36

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	189,000	$45.63
Granted	125,000	59.43
Vested	—	—
Forfeited	5,000	45.63
Nonvested at June 30, 2006	309,000	$51.21

Long-Term Incentive Plan—Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units. Upon vesting and distribution of such stock units, participants will receive U.S. Cellular Common Shares. The amount of U.S. Cellular’s matching contribution depends on the portion of the annual bonus that is deferred. Participants receive a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus; such matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units. The matching contribution stock units vest ratably at a rate of one-third per year over three years. Upon vesting and distribution of such matching contribution stock units, participants will receive U.S. Cellular Common Shares.

U.S. Cellular estimates the fair value of deferred compensation matching contribution stock units based on the closing market price of U.S. Cellular Common Shares on the date of match. The fair value of such matching contribution stock units is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

A summary of U.S. Cellular nonvested deferred compensation stock units at June 30, 2006 and changes during the six months ended is presented in the table below:

		Weighted Average
		Fair Values
	Number of	of Stock
	Stock Units	Units
Nonvested at December 31, 2005	7,700	$41.08
Granted	1,700	56.71
Vested	3,700	37.31
Forfeited	—	—
Nonvested at June 30, 2006	5,700	$45.48

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. U.S. Cellular had reserved 110,000 Common Shares at June 30, 2006 for issuance under this plan.  The plan became effective on April 1, 2003 and will terminate on December 31, 2008. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan, which was described previously. The per share cost to each participant in these plans is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore, recognition of compensation costs for stock issued under these plans is required. Compensation cost is measured as the difference between the cost of the shares to plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three and six months ended June 30, 2006, no compensation expense was recognized during this period for either plan.

Compensation of Non-Employee Directors – U.S. Cellular issued 0 and 40 shares under its Non-Employee Director Compensation Plan in the three and six months ended June 30, 2006.

Prior to the adoption of SFAS 123(R), U.S. Cellular presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows.  For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options.  For the six months ended June 30, 2006, excess tax benefits of $0.3 million were included in cash flows from financing activities in the Consolidated Statements of Cash Flows pursuant to this requirement of SFAS 123(R).

4.               Income Taxes

The following table summarizes the effective income tax expense (benefit) rates in each of the periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005
Effective Income Tax (Benefit) Rate From:
Operations excluding gain on investments	41.2%	42.0%	41.4%	41.2%
Gain on investments (1)	36.6%	—	36.6%	35.7%
Income before income taxes and minority interest	39.8%	42.0%	40.3%	41.1%

(1)          In the second quarter of 2006, TDS Telecom recorded gains of $91.4 million. See Note 5 – Gains on Investments.

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 – 2004 consolidated federal tax returns of TDS and subsidiaries. The audit is in its preliminary stages.

5.               Gain on Investment

TDS Telecom has in the past obtained financing from the Rural Telephone Bank (“RTB”). In connection with such financings, TDS Telecom purchased stock in the RTB. TDS Telecom has repaid all of its debt to the RTB, but continued to own the RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB. In order to effect the dissolution and liquidation, shareholders were asked to remit their shares to receive cash compensation for those shares.  TDS Telecom remitted its shares and received $101.7 million from the RTB and recorded a gain of $90.3 million in the second quarter of 2006.

6.               Earnings per Share

Basic earnings per share is computed by dividing net income available to common by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options.

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

The net income amounts used in computing earnings per share and the effects on the weighted average number of common and Series A Common Shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$172,467	$97,056	$212,342	$120,105
Preferred dividend requirement	(50)	(52)	(101)	(102)
Net income available to common used in basic earnings per share	$172,417	$97,004	$212,241	$120,003

Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$172,417	$97,004	$212,241	$120,003
Minority income adjustment (1)	(378)	(229)	(610)	(365)
Preferred dividend adjustment (2)	50	50	100	100
Net income available to common used in diluted earnings per share	$172,089	$96,825	$211,731	$119,738

Weighted average number of shares of common stock used in basic earnings per share:
Common Shares	51,485	51,182	51,478	51,128
Special Common Shares	57,836	57,612	57,829	57,556
Series A Common Shares	6,447	6,430	6,447	6,428
Weighted average number of shares of common stock used in basic earnings per share	115,768	115,224	115,754	115,112
Effects of Dilutive Securities:
Effects of stock options (3)	710	582	659	661
Conversion of preferred shares	162	153	163	153
Weighted average number of shares of common stock used in diluted earnings per share	116,640	115,959	116,576	115,926

Basic Earnings per Share	$1.49	$0.84	$1.83	$1.04

Diluted Earnings per Share	$1.48	$0.83	$1.82	$1.03

(1)   The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s dilutive securities were outstanding.

(2)   The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.

(3)   Stock options convertible into 896,409 Common Shares and 2,001,128 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended June 30, 2006, because their effects were not dilutive to earnings per share. Stock options convertible into 1,293,284 Common Shares and 2,398,003 Special Common Shares were not included in computing Diluted Earnings per Share in the six months ended June 30, 2006, because their effects were not dilutive to earnings per share. Stock options convertible into 1,091,147 Common Shares and 861,112 Special Common Shares were not included in computing Diluted Earnings per Share in the three and six months ended June 30, 2005 because their effects were not dilutive to earnings per share.

7.               Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding TDS’s marketable equity securities is summarized as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Vodafone Group Plc – 10,245,370 and 0 American Depositary Receipts, respectively(1)	$218,226	$—
VeriSign, Inc. – 2,361,333 and 0 Common Shares, respectively	54,712	—
Aggregate fair value included in Current Assets	272,938	—

Marketable Equity Securities - Investments
Deutsche Telekom AG - 131,461,861 Ordinary Shares	2,111,277	2,191,469
Vodafone Group Plc – 2,700,545 and 12,945,915 American Depositary Receipts, respectively(1)	57,522	277,949
VeriSign, Inc. - 0 and 2,361,333 Common Shares	—	51,760
Rural Cellular Corporation - 719,396 equivalent Common Shares	7,906	10,511
Other	1	1
Aggregate fair value included in investments	2,176,706	2,531,690
Total aggregate fair value	2,449,644	2,531,690
Accounting cost basis	1,543,677	1,543,677
Gross unrealized holding gains	905,967	988,013
Equity method unrealized gains	352	543
Income tax (expense)	(355,277)	(387,599)
Minority share of unrealized holding gains	(7,410)	(7,738)
Unrealized holding gains, net of tax and minority share	543,632	593,219
Derivative instruments, net of tax and minority share	(293,938)	(284,210)
Accumulated other comprehensive income	$249,694	$309,009

(1)          See Note 21 – Subsequent Events for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 28, 2006. As a result of the Share Consolidation, the aggregate number of ADRs was reduced from 12,945,915 to 11,327,674.

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

See Note 14 – Long-Term Debt and Forward Contracts for additional information related to forward contracts.

The forward contracts related to U.S. Cellular’s 10,245,370 Vodafone ADRs and TDS’s 2,361,333 VeriSign common shares mature in May 2007. Accordingly, the Vodafone ADRs and VeriSign common shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at June 30, 2006.

8.               Licenses and Goodwill

TDS has substantial amounts of licenses and goodwill as a result of the acquisition of wireless markets, and the acquisition of operating telephone companies. Changes in licenses and goodwill result primarily from acquisitions, divestitures and impairments.

A summary of activity in goodwill for the six months ended June 30, 2006 and 2005 is provided below. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom
(Dollars in thousands)	Cellular	ILEC	CLEC	Other (1)	Total
Balance December 31, 2005	$471,617	$395,894	$—	$2,281	$869,792
Acquisitions	3,990	—	—	—	3,990
Other Adjustments	318	—	—	—	318
Balance June 30, 2006	$475,925	$395,894	$—	$2,281	$874,100

Balance December 31, 2004	$445,212	$395,894	$—	$2,281	$843,387
Acquisitions	150	—	—	—	150
Other	(10)	—	—	—	(10)
Balance June 30, 2005	$445,352	$395,894	$—	$2,281	$843,527

(1)          Other consists of goodwill related to Suttle Straus.

See Note 17 – Acquisitions, Divestitures and Exchanges below for additional information related to transactions which affected licenses and goodwill.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS and U.S. Cellular perform the annual impairment review on licenses and goodwill during the second quarter of their fiscal year. Accordingly, the annual impairment tests for licenses and goodwill for 2006 and 2005 were performed in the second quarter of 2006 and 2005. Such impairment tests indicated that there was not impairment of licenses or goodwill in 2006 or 2005.

9.               Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest.  These investments are accounted for using either the equity or cost method.

TDS’s significant investments in unconsolidated entities include the following:

	June 30, 2006	June 30, 2005

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, as of June 30, 2006, U.S. Cellular owned a 49% interest in an entity which owns an interest of approximately 2.9% in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C. See Note 21 – Subsequent Events, for information about the disposition of this  interest.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Results of operations
Revenues	$1,025,000	$831,000	$2,018,000	$1,615,000
Operating expenses	703,000	579,000	1,391,000	1,123,000
Operating income	322,000	252,000	627,000	492,000
Other income (expense), net (1)	14,000	7,000	22,000	14,000
Net Income	$336,000	$259,000	$649,000	$506,000

(1)          Includes income tax related to small corporations.

See Note 21 – Subsequent Events for additional information related to TDS’s investment in Midwest Wireless Communications, L.L.C.

10.         Customer Lists

Customer lists acquired in connection with purchases and exchanges of wireless markets are being amortized based on average customer retention periods using the declining balance method.  The acquisition of certain minority interests in the six months ended June 30, 2006 and 2005 added $2.0 million and $0.6 million, respectively, to the gross balance of customer lists.  Customer list amortization expense was $3.2 million and $6.2 million for the three and six months ended June 30, 2006, respectively, and $2.3 and $4.6 million for the three and six months ended June 30, 2005, respectively.  Amortization expense for the remainder of 2006 and for the years 2007-2011 is expected to be $5.8 million, $9.0 million, $6.7 million, $5.1 million, $3.5 million and $2.8 million, respectively.

11.         Property, Plant and Equipment

In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, TDS reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. TDS did not record any impairment losses on property, plant and equipment in 2006 or 2005.

12.         Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes.  At June 30, 2006, letters of credit outstanding were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. TDS may select borrowing periods of either seven days or one, two, three or six months. At June 30, 2006, one-month LIBOR was 5.33% and the contractual spread was 60 basis points. If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2006). This credit facility expires in December 2009.

TDS also has $50 million of direct bank lines of credit at June 30, 2006, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 8.25% at June 30, 2006). Direct bank lines of credit totaling $25 million expired on June 23, 2006 and were renewed subsequent to June 30, 2006.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2006, outstanding notes payable and letters of credit were $105.0 million and $0.5 million, respectively, leaving $594.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At June 30, 2006, the one-month LIBOR was 5.33% and the contractual spread was 60 basis points.  If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2006).  This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from either Standard & Poor’s or Moody’s were lowered. However, the credit facilities would not cease to be available or accelerate solely as a result of a decline in TDS’s or U.S. Cellular’s credit rating. A downgrade in TDS’s or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. At June 30, 2006, TDS’s and U.S. Cellular’s credit ratings are as follows:

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on rating watch negative

The maturity dates of certain of TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facilities and one line of credit facility. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and did not fail to make any scheduled payments. TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit facilities, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006 and the Form 10-Q for the quarter ended March 31, 2006 was filed on August 25, 2006. On October 6, 2006, TDS and U.S. Cellular received amended waivers from the lenders associated with the revolving credit facilities which extended the date by which the financial statements of TDS and U.S. Cellular for the second quarter ended June 30, 2006 are required to be delivered to November 8, 2006.

13.         Asset Retirement Obligations

TDS accounts for its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, TDS records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statements of Operations as a gain or loss.

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

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes. The amounts recorded for regulatory accounting purposes exceed, in most cases, the amounts required to be recorded in accordance with SFAS No 143 and FIN 47. These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at June 30, 2006 was $37.5 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at June 30, 2006 was $35.2 million.

In accordance with the requirements of SFAS No. 143 and FIN 47, TDS Telecom’s competitive local exchange carrier has calculated an asset retirement obligation of $2.7 million at June 30, 2006.

The table below summarizes the changes in asset retirement obligations during the first six months of 2006. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
	(Dollars in thousands)

Beginning Balance – December 31, 2005	$90,224	$70,220	$2,649	$163,093
Additional liabilities accrued	3,414	2,940	—	6,354
Acquisition of assets	1,237	—	—	1,237
Disposition of assets	(37)	(458)	—	(495)
Accretion expense	3,481	17	92	3,590
Ending Balance – June 30, 2006	$98,319	$72,719	$2,741	$173,779

14.         Long-Term Debt and Forward Contracts

The late filing of TDS’s and U.S. Cellular’s Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of their Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of June 30, 2006 with all covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

In January and February of 2006, TDS redeemed $35.0 million of medium-term notes which carried interest rates of 10%.

TDS repaid $200.0 million plus accrued interest on its 7% unsecured senior notes on August 1, 2006, using cash on-hand.

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

The Deutsche Telekom forward contracts mature from July 2007 to September 2008. A majority of the contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.48% at June 30, 2006). The remaining contracts are structured as zero coupon obligations with a weighted average effective interest rate of 4.4% per year. No interest payments are required for the zero coupon obligations during the contract period.

The Vodafone forward contracts mature in May and October 2007. The Vodafone forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.48% at June 30, 2006). See Note 21 - Subsequent Events for additional information related to the investment in Vodafone ADRs.

The VeriSign forward contract matures in May 2007 and is structured as a zero coupon obligation with an effective interest rate of 5.00% per year. TDS is not required to make interest payments during the contract period.

The U.S. Cellular Vodafone forward contracts and the TDS VeriSign forward contract mature in May 2007. Because the forward contracts mature in May 2007, the associated debt and derivative liability balances are classified as Current Liabilities at June 30, 2006.

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

Under the terms of the forward contracts, subsidiaries of TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively reduce downside risk and upside potential on the contracted shares. The collars are typically adjusted for any changes in dividends on the contracted shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of a forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash, they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts are paid by its subsidiaries upon settlement of the contracts.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. On November 10, 2005, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the forward contracts. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparties associated with the forward contracts, under which the counterparties agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006 and the Form 10-Q for the quarterly period ended March 31, 2006 was filed August 25, 2006. On October 6, 2006, TDS and U.S. Cellular received amended waivers from the counterparties to the forward contracts which extended the date by which the financial statements of TDS and U.S. Cellular for the second quarter ended June 30, 2006 are required to be delivered to November 8, 2006.

15.         Minority Interest in Subsidiaries

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include such minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and L.L.C. agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2103.

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $142.5 million at June 30, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on June 30, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the finite-lived partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at June 30, 2006 is $31.8 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $110.7 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

16.         Common Share Repurchase Programs

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS Common Shares, but this authorization expired in February 2006 and a new authorization has not yet been put in place. No TDS Common Shares were repurchased in the first six months of 2006 or 2005.

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first six months of 2006 or 2005.

17.         Acquisitions, Divestitures and Exchanges

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

On April 21, 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively.

On April 3, 2006, TDS Telecom exchanged customers and assets in certain markets with another telecommunications provider and received $0.7 million in cash.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2006, U.S. Cellular made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial reporting purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FASB Interpretation No. 46R (“FIN 46R”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected respective gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through June 30, 2006.

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

18.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and losses on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$593,219	$1,109,222
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(82,045)	(577,596)
Income tax expense benefit	32,321	228,226
	(49,724)	(349,370)
Unrealized gain (loss) of equity method companies	(190)	282
Minority share of unrealized losses	327	3,357
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(49,587)	(345,731)
Balance, end of period	$543,632	$763,491

Derivative Instruments
Balance, beginning of period	$(284,210)	$(738,365)
Add (deduct):
Unrealized gains (losses) on derivative instruments	(15,516)	511,105
Income tax (expense) benefit	6,236	(202,091)
	(9,280)	309,014
Minority share of unrealized gains	(448)	(2,624)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	(9,728)	306,390
Balance, end of period	$(293,938)	$(431,975)

Accumulated Other Comprehensive Income
Balance, beginning of period	$309,009	$370,857
Net change in marketable equity securities	(49,587)	(345,731)
Net change in derivative instruments	(9,728)	306,390
Net change in unrealized gains (losses) included in comprehensive income	(59,315)	(39,341)
Balance, end of period	$249,694	$331,516

19.         Business Segment Information

Financial data for TDS’s business segments for the three month period ended or at June 30, 2006 and 2005 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

				Non-	Other
Three Months Ended or at	U.S.	TDS Telecom		Reportable	Reconciling
June 30, 2006	Cellular	ILEC	CLEC	Segment(3)	Items(1)	Total
(Dollars in thousands)
Operating revenues	$845,704	$161,960	$55,390	$8,355	$(5,499)	$1,065,910
Cost of services and products	283,971	47,479	32,745	5,982	(618)	369,559
Selling, general and administrative expense	342,162	47,123	22,158	1,342	(2,317)	410,468
Operating income before depreciation, amortization and accretion (2)	219,571	67,358	487	1,031	(2,564)	285,883
Depreciation, amortization and accretion expense	140,018	33,252	6,005	710	—	179,985
Operating income (loss)	79,553	34,106	(5,518)	321	(2,564)	105,898
Other items:
Equity in earnings of unconsolidated entities	21,957	—	—	—	534	22,491
Gain on investments	—	91,418	—	—	—	91,418
Marketable equity securities	222,302	—	—	—	2,227,342	2,449,644
Investment in unconsolidated entities	174,896	—	—	—	45,534	220,430
Total assets	5,253,717	1,747,960	144,639	26,131	3,298,377	10,470,824
Capital expenditures	$153,361	$29,713	$4,351	$244	$812	$188,481

Three Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2006	Cellular	ILEC(4)	CLEC(4)	Segment(3)	Items(1)	Total
(Dollars in thousands)
Operating revenues	$741,965	$164,379	$60,772	$7,455	$(4,712)	$969,859
Cost of services and products	264,049	41,210	32,306	4,938	(673)	341,830
Selling, general and administrative expense	284,209	46,448	24,079	1,430	(4,039)	352,127
Operating income before depreciation, amortization and accretion (2)	193,707	76,721	4,387	1,087	—	275,902
Depreciation, amortization and accretion expense	126,784	33,582	7,522	687	—	168,575
Operating income (loss)	66,923	43,139	(3,135)	400	—	107,327
Other items:
Equity in earnings of unconsolidated entities	17,825	175	—	—	188	18,188
Marketable equity securities	251,115	—	—	—	2,570,093	2,821,208
Investment in unconsolidated entities	161,239	20,071	—	—	24,630	205,940
Total assets	5,206,919	1,691,557	148,290	26,442	3,399,701	10,472,909
Capital Expenditures	$143,782	$18,718	$7,322	$1,063	$1,733	$172,618

Six Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2006	Cellular	ILEC	CLEC	Segment(3)	Items(1)	Total
(Dollars in thousands)
Operating revenues	$1,682,940	$322,986	$115,260	$15,938	$(10,902)	$2,126,222
Cost of services and products	582,142	93,558	61,819	11,254	(1,371)	747,402
Selling, general and administrative expense	667,780	91,076	45,150	3,249	(6,070)	801,185
Operating income before depreciation, amortization and accretion and gain on investments(2)	433,018	138,352	8,291	1,435	(3,461)	577,635
Depreciation, amortization and accretion expense	281,744	66,828	12,659	1,421	—	362,652
Operating income (loss)	151,274	71,524	(4,368)	14	(3,461)	214,983
Other items:
Equity in earnings of unconsolidated entities	41,440	—	—	—	856	42,296
Gain on investments	—	91,418	—	—	—	91,418
Marketable equity securities	222,302	—	—	—	2,227,342	2,449,644
Investment in unconsolidated entities	174,896	—	—	—	45,534	220,430
Total assets	5,253,717	1,747,960	144,639	26,131	3,298,377	10,470,824
Capital Expenditures	$273,156	$46,822	$7,024	$2,117	$5,724	$334,843

Six Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2005	Cellular	ILEC(4)	CLEC(4)	Segment(3)	Items(1)	Total
(Dollars in thousands)
Operating revenues	$1,453,036	$326,222	$120,039	$15,263	$(8,914)	$1,905,646
Cost of services and products	529,768	83,290	62,211	10,487	(1,180)	684,576
Selling, general and administrative expense	562,539	91,365	47,560	2,846	(7,734)	696,576
Operating income before depreciation, amortization and accretion (2)	360,729	151,567	10,268	1,930	—	524,494
Depreciation, amortization and accretion expense	254,277	67,846	14,825	1,375	—	338,323
Operating income (loss)	106,452	83,721	(4,557)	555	—	186,171
Other items:
Equity in earnings of unconsolidated entities	32,265	350	—	—	327	32,942
Gain (loss) on investments	551	(51)	—	—	—	500
Marketable equity securities	251,115	—	—	—	2,570,093	2,821,208
Investment in unconsolidated entities	161,239	20,071	—	—	24,630	205,940
Total assets	5,206,919	1,691,557	148,290	26,442	3,399,701	10,472,909
Capital expenditures	$256,557	$34,860	$11,536	$1,978	$2,474	$307,405

(1)   Consists of the TDS Corporate operations, intercompany and intracompany revenue and expense eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular or TDS Telecom segments.

(2)   The amount of operating income before depreciation, amortization and accretion is a non-GAAP financial measure. The amount may also be commonly referred to by management as operating cash flow. TDS has presented operating cash flow because this financial measure, in combination with other financial measures, is an integral part of our internal reporting system utilized by management to assess and evaluate the performance of its business. Operating cash flow is also considered a significant performance measure. It is used by management as a measurement of its success in obtaining, retaining and servicing customers by reflecting its ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of operating cash flow include the key revenue and expense items for which operating managers are responsible and upon which TDS evaluates its performance.

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

(3)   Represents Suttle Straus.

(4)   Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), reported in selling, general and administrative expense have been adjusted to properly reflect the classification of the expenses in cost of service and products in the current period.  Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been adjusted to properly reflect, in accordance with Company policy, the classification of the expenses in selling, general and administrative expense.  For the ILEC, cost of services and products decreased by $1.7 million and $3.3 million with a corresponding increase in selling, general and administrative expenses in the three and six months ended June 30, 2005, respectively.  For the CLEC, cost of services and products increased by $5.9 million and $11.7 million with a corresponding decrease in selling, general and administrative expenses in the three and six months ended June 30, 2005, respectively.  On a TDS consolidated basis, cost of services and products increased by $4.2 million and $8.4 million with a corresponding decrease in selling, general and administrative expenses in the three and six months ended June 30, 2005, respectively.  The adjustments did not affect previously reported revenues, operating income or net income.

The following table reconciles Total operating income from reportable and other segments to Income before income taxes and minority interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Total operating income from reportable and other segments	$105,898	$107,327	$214,983	$186,171
Total Investment and other income	$200,626	$75,844	$177,634	$43,207
Income before income taxes and minority interest	$306,524	$183,171	$392,617	$229,378

20.         Commitments and Contingencies

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of the loss is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate outcome of contingencies could materially impact the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

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

TDS is party to an indemnity agreement with T-Mobile USA Inc., (“T-Mobile”) regarding certain contingent liabilities at Aerial Communications, Inc. (“Aerial”) for the period prior to Aerial’s merger into VoiceStream Wireless. As of June 30, 2006, TDS has recorded liabilities of $1.5 million relating to this indemnity, which represents its best estimate of its probable liability.

Legal Proceedings

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts and is involved in various claims, including claims relating to charges among interexchange carriers.  If TDS believes that a loss arising from such legal proceedings or claims is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of legal proceedings and claims is a highly subjective process that requires judgments about future events.  The legal proceedings and claims are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate outcome of legal proceedings and claims could differ materially from amounts accrued in the financial statements.

TDS Telecom records revenues from originating and terminating access for interexchange carriers based on contracts, tariffs or operational data.  Such contracts, tariffs and operational data could be subject to dispute by interexchange carriers.  In April 2006, an interexchange carrier for which TDS Telecom provides both originating and terminating access asserted a claim for refund, net of counterclaims, of up to $10 million for past billed amounts for certain types of traffic.  TDS Telecom has contested this claim. Disputes with interexchange carriers may take a significant time to resolve and may require adjustments in future periods to amounts invoiced, accrued or paid in prior periods.

Regulatory Environment.

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

21.         Subsequent Events

Midwest Wireless

As of June 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the holders of Midwest Wireless Holdings.  These conditions were satisfied and the closing of this agreement occurred on October 3, 2006.  As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of June 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings.  As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $24.4 million at June 30, 2006.

Barat Wireless

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66.  Barat Wireless was qualified to receive a 25% discount available to designated entities.  At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount.  The balance of Barat Wireless’ payment due for those licenses with respect to which Barat Wireless was the high bidder is approximately $47.2 million and is expected to be due before October 19, 2006.  Although it has no current commitment to do so, U.S. Cellular expects that it will agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.  While the bidding in Auction 66 has ended, the FCC has not yet awarded any of the licenses to winning bidders, nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of October 6, 2006, U.S. Cellular made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66. For financial reporting purposes, U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of Financial Accounting Standards Board Interpretation No. 46 (R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51”, as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

Vodafone Special Distribution

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Return of Capital (“Special Distribution”) of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs were consolidated into 7 ADRs.

The Share Consolidation was effective July 28, 2006 and the Special Distribution was paid on August 18, 2006. As a result of the Share Consolidation, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 ADRs and TDS Telecom’s previous 2,700,545 Vodafone ADRs were consolidated into 2,362,976 ADRs. Also, U.S. Cellular received approximately $28.6 million and TDS Telecom received approximately $7.6 million from the Special Distribution.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted as a result of the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11. In the case of two forward contracts, subsidiaries of TDS made a dividend substitution payment in the amount of $3.2 million to the counterparties in lieu of further adjustments to the collars for such forward contracts.

Long-Term Debt

TDS repaid $200.0 million plus accrued interest on its 7% unsecured senior notes on August 1, 2006, using cash on-hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS and TDS.S) is a diversified telecommunications company providing high-quality telecommunications services to approximately 6.9 million wireless telephone customers and wireline telephone equivalent access lines. TDS conducts substantially all of its wireless telephone operations through its 81.2%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), and its printing and distribution operations through its 80%-owned subsidiary, Suttle Straus, Inc.

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements included in Item 1 above, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2005.

OVERVIEW

The following is a summary of certain selected information from the complete Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) that follows below. This Overview does not contain all of the information that may be important and, therefore you should carefully read the entire MD&A and not rely solely on this Overview.

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

U.S. Cellular’s business development strategy is to acquire, develop and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies.

U.S. Cellular delivered solid results for the six months ended June 30, 2006. Highlights included the following:

•                  Total customers increased 9% year-over-year to 5,704,000 and average monthly service revenue per customer increased 4% to $46.39;

•                  The postpay churn rate was 1.5%, which compares favorably to the industry average;

•                  Total plant and equipment expenditures totaled $273.2 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development of U.S. Cellular’s office systems. Total cell sites in service increased 11% to 5,583; and

•                  On April 21, 2006, U.S. Cellular completed the purchase of the remaining majority interest in Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash.

Service Revenues increased $198.0 million, or 15%, to $1,561.4 million in the six months ended June 30, 2006 from $1,363.4 million in 2005. Revenues from data products and services increased 52.7% to $91.2 million in the first six months of 2006 from $59.7 million in the first six months of 2005 as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as SpeedtalkSM, a push-to-talk service, and Blackberry® handsets and service.

Operating income in the six months ended June 30, 2006 increased $44.8 million, or 42%, to $151.3 million from $106.5 million in 2005.  The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 9.7% in 2006 compared to 7.8% in 2005. Investment and Other Income (Expense) totaled $5.7 million in 2006 and $(2.8) million in 2005.

See “U.S. Cellular Operations.”

TDS Telecom - TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service and Internet access, to rural, suburban and selected small urban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including competitive local exchange carrier operations, by leveraging TDS Telecom’s strength as an incumbent local exchange carrier. TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. TDS Telecom’s strategy includes gaining additional market share, deepening penetration of vertical services within established markets and becoming the premier broadband provider in our chosen markets.

TDS Telecom’s operating income in the six months ended June 30, 2006 decreased $12.0 million, or 15% to $67.2 million from $79.2 million in 2005. The operating income margins were 15.4% in 2006 and 17.9% in 2005. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines by 2% primarily due to the growth of Digital Subscriber Lines (“DSL”) by over 40% from June 2005 to June 2006.

See “TDS Telecom Operations.”

Cash Flows and Investments

At June 30, 2006, TDS and its subsidiaries had cash and cash equivalents totaling $1,244.1 million, available borrowing capacity of $1,191.1 million under its revolving credit facilities and an additional $50 million of bank lines of credit. Also, during the six months ended June 30, 2006, TDS generated cash flows from operating activities of $488.8 million. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures.  TDS continues to seek to maintain a strong balance sheet and an investment grade credit rating.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 66.  Barat Wireless was qualified to receive a 25% discount available to designated entities.  At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount.  The balance of Barat Wireless’ payment due for those licenses with respect to which Barat Wireless was the high bidder is approximately $47.2 million and is expected to be due before October 19, 2006.  Although it has no current commitment to do so, U.S. Cellular expects that it will agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.  While the bidding in Auction 66 has ended, the FCC has not yet awarded any of the licenses to winning bidders, nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of October 6, 2006, U.S. Cellular made capital contributions and advances of $79.9 million to Barat Wireless and/or its general partner to provide initial funding of Barat Wireless’ participation in Auction 66. For financial reporting purposes,  U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of Financial Accounting Standards Board Interpretation No. 46 (R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

See “Financial Resources” and “Liquidity and Capital Resources.” See Note 21 – Subsequent Events of Notes to Financial Statements included in Item 1 above for information related to cash proceeds from the sale of Midwest Wireless ( approximately $95.1 million) and the Vodafone Special Distribution (approximately $36.2 million).

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Operating Revenues increased $220.6 million, or 12%, to $2,126.2 million during the six months ended June 30, 2006 from $1,905.6 million during the six months ended June 30, 2005, primarily as a result of an 8% increase in customers and equivalent access lines served.  U.S. Cellular’s operating revenues increased $229.9 million, or 16%, to $1,682.9 million in 2006 from $1,453.0 million in 2005 as customers served increased by 477,000, or 9%, since June 30, 2005, to 5,704,000. TDS Telecom’s operating revenues decreased $8.2 million or 2% to $435.3 million in 2006 from $443.5 million in 2005, even though equivalent access lines increased by 21,300 or 2%, since June 30, 2005, to 1,198,400.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $191.7 million, or 11%, to $1,911.2 million in 2006 from $1,719.5 million in 2005 primarily reflecting growth in operations. Operating expenses include a $8.9 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment”, as of January 1, 2006. U.S. Cellular’s operating expenses increased $185.1 million, or 14%, to $1,531.7 million in 2006 from $1,346.6 million in 2005 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base.  TDS Telecom’s expenses increased $3.8 million, or 1%, to $368.2 million in 2006 from $364.4 million in 2005 primarily reflecting increased cost of services and products related to  digital subscriber lines and long distance services.

Operating Income increased $28.8 million, or 15%, to $215.0 million in 2006 from $186.2 million in 2005.  The operating margin was 10.3% in 2006 and 9.8% in 2005 on a consolidated basis.  U.S. Cellular’s operating income increased $44.8 million, or 42%, to $151.3 million from $106.5 million in 2005 and its operating margin, as a percentage of service revenues, increased to 9.7% in 2006 from 7.8% in 2005.  TDS Telecom’s operating income decreased $12.0 million, or 15%, to $67.2 million in 2006 from $79.2 million in 2005 and its operating margin decreased to 15.4% in 2006 from 17.8% in 2005.

Investment and Other Income (Expense) primarily includes interest and dividend income, equity in earnings of unconsolidated entities, gains and losses on investments and interest expense.  Investment and other income (expense) totaled $177.6 million in 2006 and $43.2 million in 2005.

Equity in earnings of unconsolidated entities increased $9.4 million, or 29%, to $42.3 million in 2006 from $32.9 million in 2005.  Equity in earnings of unconsolidated entities represents TDS’s share of net income from markets in which it has a minority interest and that are accounted for by the equity method.  TDS’s investment in the Los Angeles SMSA Limited Partnership meets certain “significance” tests, pursuant to Rule 3-09 of Securities and Exchange Commission (“SEC”) Regulation S-X. This investment contributed $30.4 million and $25.1 million to equity in earnings of unconsolidated entities for the six months ended June 30, 2006 and 2005, respectively.

Interest and dividend income increased $35.6 million or 28%, to $162.8 million in 2006 from $127.2 million in 2005 primarily due to increases in the dividends paid by Deutsche Telekom ($14.6 million) and Vodafone ($4.3 million) and higher average rates of interest earned on investments in 2006 than 2005.

Interest expense increased $11.4 million, or 11%, to $117.8 million in 2006 from $106.4 million in 2005. The increase in interest expense in the six months ended June 30, 2006 was primarily due to an increase in interest paid on forward contracts related to interest rate increases ($13.2 million), the new debt issuance of 6.625% senior notes in March 2005 of $116.25 million ($1.9 million) and the increase in interest rates on the revolving credit facilities ($2.4 million).  The increase in interest expense was partially offset by the repayment of TDS Telecom subsidiary debt in March and June of 2005 ($5.2 million) and the repayment of Medium-term Notes ($1.4 million).

Gain on investments totaled a net gain of $91.4 million in 2006 and $0.5 million in 2005. The net gain in 2006 includes a $90.3 million gain at TDS Telecom from its remittance of Rural Telephone Bank (“RTB”) shares. See Note 5 – Gain on Investment. The net gain in 2005 reflects the working capital adjustment recorded in 2005 on the investment interests sold by U.S. Cellular and TDS Telecom to ALLTEL Corporation (“ALLTEL”) in November 2004.

Other expense totaled $1.0 million in 2006 and $11.0 million in 2005. Borrowing costs on the prepaid forward contracts decreased $1.0 million in 2006 compared to 2005.  In addition, in 2005 TDS Telecom recorded prepayment penalties and unamortized debt issuance costs writeoffs of $2.2 million on the repayment of long-term debt in March and June. In 2005, TDS incurred $2.9 million of expenses from the Special Common Share Proposal and stock dividend.

Income Tax Expense increased $63.7 million to $158.1 million in 2006 from $94.4 million in 2005 primarily due to the increase in pre-tax income.  The overall effective tax rates on income before income taxes and minority interest for the six months ended June 30, 2006 and 2005 were 40.3% and 41.1%, respectively. For further analysis and discussion of TDS’s effective tax rates in 2006 and 2005, see Note 4 – Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

Minority Share of (Income) includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(16,674)	$(10,562)
Minority Shareholders’ or Partners’	(5,379)	(4,219)
	(22,053)	(14,781)
Other	(136)	(117)
	$(22,189)	$(14,898)

Net Income Available to Common totaled $212.2 million, or $1.82 per diluted share, in 2006 and $120.0 million, or $1.03 per diluted share, in 2005.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through U.S. Cellular, an 81.2%-owned subsidiary.  U.S. Cellular owns, operates and invests in wireless markets throughout the United States.  Growth in the customer base is the primary reason for the change in U.S. Cellular’s results of operations in 2006 and 2005. The number of customers increased 9% to 5,704,000 at June 30, 2006, from 5,227,000 at June 30, 2005, due to customer additions from its marketing channels and acquisition, divestitures and exchange activities.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, interests in 241 wireless markets at June 30, 2006. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of June 30, 2006 follows:

Number of Markets
Consolidated markets (1)	201
Consolidated markets to be acquired pursuant to existing agreements (2)	17
Minority interests accounted for using equity method	18
Minority interests accounted for using cost method	5
Total markets to be owned after completion of pending transactions	241

(1)   Includes majority interests in 190 markets and other interests in 11 licenses acquired through Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46R, as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses.

Carroll Wireless was the winning bidder of 17 wireless licenses in the auction of wireless spectrum designated by the FCC as Auction 58.  On January 6, 2006, the FCC granted Carroll Wireless applications with respect to 16 of the 17 licenses for which it was the winning bidder and dismissed one application relating to Walla Walla, Washington.  Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58.  In March 2006, Carroll Wireless received a full refund of the amount paid to the FCC with respect to the Walla Walla license. Of the 16 licenses which were granted to Carroll Wireless, 11 licenses represent markets which are incremental to U.S. Cellular’s currently owned or acquirable markets and 5 represent markets in which U.S. Cellular currently owns spectrum. Only licenses which add incremental territory to U.S. Cellular’s consolidated operating markets are included in the number of consolidated markets so as to avoid duplicate reporting of overlapping markets.

U.S. Cellular’s consolidated markets also include interests acquired in 15 licenses and exclude interests transferred in two licenses pursuant to the exchange transaction with ALLTEL Corporation (“ALLTEL”) that was completed on December 19, 2005.

(2)   U.S. Cellular owns rights to acquire majority interests in 17 wireless licenses resulting from an exchange transaction with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless LLC (“Cingular”), which closed in August 2003.  Pursuant to the exchange transaction, U.S. Cellular also has rights to acquire 4 additional licenses. However, those 4 additional licenses are in markets where U.S. Cellular currently owns spectrum. Only licenses which add incremental territory to U.S. Cellular’s consolidated operating markets are included in the number of consolidated markets so as to avoid duplicate reporting of overlapping markets.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2006	2005
As of June 30, (1a)
Total market population (2)	55,543,000	44,690,000
Customers (3)	5,704,000	5,227,000
Market penetration (4)	10.30%	11.70%
Total full-time equivalent employees	7,458	7,000
Cell sites in service	5,583	5,034
For the Six Months Ended June 30, (1b)
Net customer additions (5)	199,000	276,000
Net retail customer additions (5)	172,000	204,000
Average monthly service revenue per customer (6)	$46.39	$44.52
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8)	$453	$425

(1a)   Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of June 30, 2006.  Such markets include (i) the market acquired during April 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 which are incremental to U.S. Cellular’s currently owned or acquirable markets. Such markets exclude the two markets transferred to ALLTEL in the exchange transaction completed in December 2005.  Amounts in 2005 include information related to all markets included in U.S. Cellular’s consolidated operations as of June 30, 2005.  For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(1b)   Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through June 30, 2006. Such markets include (i) the market acquired during April 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 for the period January 1 through June 30, 2006 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through June 30, 2006. Such amounts exclude results from the two markets transferred to ALLTEL in the exchange transaction completed in December 2005.  Amounts in 2005 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2005 through June 30, 2005.  For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(2)     Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of June 30 of each respective year.

(3)     U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2006	2005
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,779,000	4,426,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	605,000	539,000
Total postpay customer base	5,384,000	4,965,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	320,000	262,000
Total customers	5,704,000	5,227,000

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

(5)     “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base through its marketing distribution channels, excluding net reseller customers added to its reseller customer base, and excluding any customers transferred through acquisitions, divestitures or exchanges. See “Operating Income” below for information related to U.S. Cellular’s estimate of net retail customer additions for the full year 2006.

(6)     Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended
	June 30,
	2006	2005

Service Revenues per Consolidated Statements of Operations	$1,561,354	$1,363,385
Divided by average customers during period (000s) *	5,609	5,104
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$46.39	$44.52

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

(7)     Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customers. Reseller customers can disconnect service without the associated account numbers being disconnected from U.S. Cellular’s network if the reseller elects to reuse the customer telephone numbers.  Only those reseller customer numbers that are disconnected from U.S. Cellular’s network are counted in the number of postpay disconnects.  The calculation is performed by first dividing the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then dividing that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(8)     For a discussion of the components of this calculation, see “Operating expenses – Selling, general and administrative expenses”, below.

Operating Revenues increased $229.9 million, or 16%, to $1,682.9 million in 2006 from $1,453.0 million in 2005.

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Retail service	$1,373,249	$1,204,326
Inbound roaming	74,089	65,188
Long-distance and other service revenues	114,016	93,871
Service Revenues	$1,561,354	$1,363,385
Equipment sales	121,586	89,651
	$1,682,940	$1,453,036

Service revenues increased $198.0 million, or 15%, to $1,561.4 million in 2006 from $1,363.4 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues was primarily due to growth in the customer base, which increased to 5,704,000 in 2006 from 5,227,000 in 2005, and higher monthly service revenue per customer, which averaged $46.39 in the first six months of 2006 and $44.52 in the first six months of 2005.  See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $168.9 million, or 14%, to $1,373.2 million in 2006 from $1,204.3 million in 2005. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenues.  Average monthly retail service revenue per customer increased 4% to $40.80 in 2006 from $39.32 in 2005, reflecting growth in average minutes of use per customer and higher revenues from data products and services.

The number of customers increased 9% to 5,704,000 at June 30, 2006, from 5,227,000 at June 30, 2005.   The increase in the average number of customers was primarily driven by the addition of approximately 400,000 net new customers that U.S. Cellular generated from its marketing (including reseller) channels over the last twelve months. U.S. Cellular anticipates that the percentage growth in its customer base will be lower in the future, primarily as a result of increased competition and higher penetration in its markets. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

Monthly retail minutes of use per customer increased 14% to 691 in 2006 from 606 in 2005. The increase in monthly retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly retail minutes of use was offset in part by a decrease in average revenue per minute of use in 2006 compared to 2005.  The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans.  Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 15% at June 30, 2005 to 16% at June 30, 2006. U.S. Cellular anticipates that its average revenue per minute of use will continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services increased to $91.2 million in 2006 from $59.7 million in 2005 as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as SpeedtalkSM, a push-to-talk service, and Blackberry® handsets and services.

Inbound roaming revenues increased $8.9 million, or 14%, to $74.1 million in 2006 from $65.2 million in 2005.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use.  The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers throughout the wireless industry. The decline in roaming revenue per minute of use was due primarily to the general downward trend in negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use will continue to grow over the next few years, reflecting continuing industry-wide growth in customers, but that the rate of growth will decline due to higher penetration of the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per roaming minute of use was lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $20.1 million, or 21%, to $114.0 million in 2006 from $93.9 million in 2005.  The increase reflected a $6.3 million increase in long-distance revenues and a $13.8 million increase in other service revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other service revenues reflected an increase of $4.3 million in tower rental revenues, driven by an increase in the number of tower space lease agreements in effect, and by an increase of $9.1 million in the amount of funds received from the federal Universal Service Fund (“USF”). In the first half of 2006 and 2005, U.S. Cellular was eligible to receive eligible telecommunication carrier funds in seven and five states, respectively.

Equipment sales revenues increased $31.9 million, or 36%, to $121.6 million in 2006 from $89.7 million in 2005.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2006 was driven by increases in both average revenue per handset sold and the number of handsets sold to customers and agents. Average revenue per handset sold increased in 2006 primarily due to changes in both the mix of handsets sold and promotional discounts.  The number of handsets sold increased 20% in 2006, partly due to sales of handsets to existing customers to replace non-GPS enabled handsets.  The number of customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer additions”), which is a key driver of equipment sales revenues, increased 2% in 2006.

Operating Expenses increased $185.1 million, or 14%, to $1,531.7 million in 2006 from $1,346.6 million in 2005. The major components of operating income are shown in the table below.

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$305,410	$285,709
Cost of equipment sold	276,732	244,059
Selling, general and administrative	667,780	562,539
Depreciation, amortization and accretion	281,744	254,277
	$1,531,666	$1,346,584

System operations expenses (excluding depreciation, amortization and accretion) increased $19.7 million, or 7%, to $305.4 million in 2006 from $285.7 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $21.2 million, or 21%, primarily due to a 14% increase in full-time engineering employee equivalents and an 11% increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites increased by 11% to 5,583 in 2006 from 5,034 in 2005, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets by launching operations in new markets and through acquisitions;

•                  the cost of network usage on U.S. Cellular’s systems increased $10.1 million, or 9%, as total minutes used on U.S. Cellular’s systems increased 31% in 2006 compared to 2005, partially offset by the ongoing reduction in the per-minute cost of usage on U.S. Cellular’s network; and

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $11.5 million, or 15%, primarily due to a reduction in roaming rates negotiated with other carriers and a roaming tax refund of $4.5 million related to claims filed in 2003 with respect to taxes paid in prior years.

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

Cost of equipment sold increased $32.6 million, or 13%, to $276.7 million in 2006 from $244.1 million in 2005. The increase was due primarily to an increase in the number of handsets sold (20%), as discussed above. The effect of the increase in the number of handsets sold was partially offset by a decrease in the average cost per handset sold (5%), which reflected changes in both the mix of handsets sold and promotional discounts.

Selling, general and administrative expenses increased $105.3 million, or 19%, to $667.8 million in 2006 from $562.5 million in 2005.  Selling, general and administrative expenses primarily consist of salaries, commissions and other expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2006 is primarily due to higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the 9% increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $35.5 million increase in expenses related to sales employees and agents.  The increase in sales employee-related expenses was driven by the 10% increase in full-time sales employee equivalents; new employees were added primarily in the newly acquired and recently launched markets. In addition, initiatives focused on providing wireless 911-capable handsets to customers who did not previously have such handsets, contributed to higher sales employee-related and agent-related commissions;

•                  a $24.5 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  a $16.9 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 9% increase in the customer base;

•                  a $9.7 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  an $8.7 million increase in bad debt expense, reflecting both higher revenues and higher bad debts experience as a percent of revenues;

•                  a $4.6 million increase in expenses related to universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•                  a $5.4 million increase in stock-based compensation expense primarily due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006.

Sales and marketing cost per gross customer addition increased 7% to $453 in 2006 from $425 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Management uses the sales and marketing cost per gross customer addition measurement to assess the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands,
	except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$294,230	$244,661
Cost of equipment sold to new customers (2)	196,124	183,959
Less equipment sales revenue from new customers (3)	(136,725)	(103,149)
Total costs	$353,629	$325,471
Gross customer additions (000s) (4)	781	766
Sales and marketing cost per gross customer addition	$453	$425

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$667,780	$562,539
Less expenses related to serving and retaining customers	(373,550)	(317,878)
Selling, general and administrative expenses related to the acquisition of new customers	$294,230	$244,661

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$276,732	$244,059
Less cost of equipment sold related to the retention of current customers	(80,608)	(60,100)
Cost of equipment sold to new customers	$196,124	$183,959

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Equipment sales revenue as reported	$121,586	$89,651
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(26,868)	(12,103)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	42,007	25,601
Equipment sales revenues from new customers	$136,725	$103,149

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing current U.S. Cellular customers (“net customer retention costs”), increased 9% to $13.94 in 2006 from $12.78 in 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that are focused on providing wireless 911-capable handsets to customers who did not previously have such handsets.

U.S. Cellular uses this monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$667,780	$562,539
Less selling, general and administrative expenses related to the acquisition of new customers	(294,230)	(244,661)
Add cost of equipment sold related to the retention of current customers	80,608	60,100
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(26,868)	(12,103)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	42,007	25,601
Net cost of serving and retaining customers	$469,297	$391,476
Divided by average customers during period (000s) (2)	5,609	5,104
Divided by six months in each period	6	6
Average monthly general and administrative expenses per customer	$13.94	$12.78

(1)   These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)   The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $27.4 million, or 11%, to $281.7 million in 2006 from $254.3 million in 2005. The majority of the increase reflects a higher depreciation expense of $20.9 million due to higher fixed assets; average fixed assets for the six months ended June 30, 2006, which increased 10% as compared to the same period in the prior year.  The increase in fixed assets in 2006 resulted from the following factors:

•                  the addition of 549 cell sites to U.S. Cellular’s network since June 30, 2005, including both those built to improve coverage and capacity in U.S. Cellular’s existing service areas and those built in areas where U.S. Cellular has recently launched service; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2006, depreciation expense included charges of $3.6 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2005, depreciation expense included charges of $9.9 million related to such disposals, trade-ins and write-offs.

Operating Income

Operating income increased $44.8 million, or 42%, to $151.3 million in 2006 from $106.5 million in 2005. The operating income margin (as a percent of service revenues) was 9.7% in 2006 and 7.8% in 2005. The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses, as a result of the factors which are described in detail in Operating Revenues and Operating Expenses above.

U.S. Cellular expects the above factors to continue to have an effect on operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other factors that might impact U.S. Cellular’s operating results, could cause operating income and operating income margin to fluctuate over the next several quarters.

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned and operated markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on October 10, 2006 and continue to represent U.S. Cellular’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2006 Estimated Results	2005 Actual Results
Service revenues	Approx. $3.2 billion	$2.83 billion
Depreciation, amortization and accretion expenses	Approx. $575 million	$509.1 million
Operating income (1)(2)	$275-325 million	$244.3 million
Net retail customer additions	330,000 - 360,000	411,000

(1)   2005 Actual Results includes a gain of $44.7 million resulting from sale of assets.

(2)   2006 Estimated Results reflect an estimate of stock-based compensation expense to be recorded pursuant to U.S. Cellular’s implementation of SFAS 123(R) effective January 1, 2006.

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary.  Total equivalent access lines served by TDS Telecom increased by 21,300 or 2%, since June 30, 2005 to 1,198,400.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 747,500 equivalent access lines at June 30, 2006, a 2% (13,300 equivalent access lines) increase from 734,200 equivalent access lines at June 30, 2005.

TDS Telecom’s competitive local exchange carrier subsidiary served 450,900 equivalent access lines at June 30, 2006, a 2% (8,000 equivalent access lines) increase from 442,900 equivalent access lines served at June 30, 2005.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$322,986	$326,222
Operating Expenses	251,462	242,501
Operating Income	71,524	83,721

Competitive Local Exchange Carrier Operations
Operating Revenues	115,260	120,039
Operating Expenses	119,628	124,596
Operating Income (Loss)	(4,368)	(4,557)

Intercompany revenue elimination	(2,922)	(2,738)
Intercompany expense elimination	(2,922)	(2,738)

TDS Telecom Operating Income	$67,156	$79,164

TDS Telecom operating expenses include a $1.7 million increase in stock-based compensation expense primarily due to the implementation of SFAS 123(R) as of January 1, 2006.

Operating Income decreased $12.0 million, or 15%, to $67.2 million in the six months ended June 30, 2006 from $79.2 million in 2005.

The following estimates were updated by TDS Telecom on October 10, 2006 and continue to represent TDS Telecom’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS Telecom undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

	2006 Estimated Results	2005 Actual Results
Incumbent Local Exchange Operations:
Revenues	$645-655 million	$669.7 million
Depreciation and amortization expenses	$135 million	$135.2 million
Operating income	Approx. $145 million	$168.9 million

Competitive Local Exchange Operations:
Revenues	$230-240 million	$241.3 million
Depreciation and amortization expenses	$25 million	$30.4 million
Operating income (loss)	Approx. $(5) million	$(6.2) million

Incumbent Local Exchange Carrier Operations

Operating Revenues decreased $3.2 million, or 1%, to $323.0 million in the six months ended June 30, 2006 from $326.2 million in 2005.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Local service	$100,731	$99,723
Network access and long distance	177,978	181,313
Miscellaneous	44,277	45,186
	$322,986	$326,222

Local service revenues increased $1.0 million, or 1%, to $100.7 million in 2006 from $99.7 million in 2005.  Revenue increases from advanced calling services and interconnection more than offset the revenue decrease from physical access line losses.  Physical access lines decreased 3%, from June 30, 2005 to June 30, 2006. Of this decline, 36% was from second line disconnections, which was significantly influenced by customers converting to digital subscriber line service.

Network access and long distance revenues decreased $3.3 million, or 2%, to $178.0 million in 2006 from $181.3 million in 2005.  Revenues from long distance service increased $3.6 million in 2006 reflecting an increase in long distance customers. As of June 30, 2006, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 331,300 access lines compared to 310,000 access lines at June 30, 2005.  Revenue generated from network usage including compensation from state and national revenue pools, decreased $6.9 million, primarily due to a 3% decrease in access minutes of use, an increase in revenue disputes with interexchange carriers and lower average access rates in 2006.

Miscellaneous revenues from Internet, digital subscriber line and other non-regulated lines of business decreased $0.9 million or 2%, to $44.3 million in 2006 from $45.2 million in 2005. Digital subscriber line revenues increased 45%, but were offset by decreases in dial-up Internet, digital broadcast service, and other non-regulated services revenues.  Additionally, bundled service discounts increased in the first six months of 2006 as compared to 2005.  As of June 30, 2006, TDS Telecom incumbent local exchange carrier operations were providing dial-up Internet service and digital subscriber line service to 86,800 and 84,000 customers, respectively, as compared to 94,500 Internet customers and 54,200 digital subscriber line service customers as of June 30, 2005.

Operating Expenses increased by $9.0 million, or 4%, to $251.5 million in 2006 from $242.5 million in 2005, primarily reflecting increased cost of services and products.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cost of services and products (exclusive of Depreciation, amortization and accretion included below)	$93,558	$83,290
Selling, general and administrative expense	91,076	91,365
Depreciation, accretion and amortization	66,828	67,846
	$251,462	$242,501

Cost of services and products increased $10.3 million or 12%, to $93.6 million in 2006 from $83.3 million in 2005. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $3.3 million of expense increases. Growth in long distance customers combined with increased usage stimulated by call plans increased expense $2.8 million. The remainder of the increase was driven by increased labor and contractor charges.

Selling, general and administrative expenses decreased by $0.3 million or less than 1%, to $91.1 million from $91.4 million in 2005.

Depreciation, accretion and amortization expenses decreased $1.0 million, or 2%, to $66.8 million in 2006 from $67.8 million in 2005 primarily due to certain asset categories becoming fully depreciated.

Operating Income decreased $12.2 million, or 15%, to $71.5 million in 2006 from $83.7 million in 2005 primarily as a result of the increase in cost of services and products discussed above.

Competitive Local Exchange Carrier Operations

Operating Revenues (revenue from the provision of local and long distance telephone service and data services) decreased $4.7 million, or 4%, to $115.3 million in the six months ended June 30, 2006 from $120.0 million in 2005.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Operating Revenues	$115,260	$120,039

Retail revenues increased $0.3 million to $107.7 million in 2006 from $107.4 million in 2005. A 2% growth in access lines increased revenues by $2.6 million. This increase was mostly offset by average lower revenue per customer resulting from competitive pressures on voice and data product pricing.

Wholesale revenues, which represent charges to other carriers, decreased $5.0 million to $7.6 million in 2006 from $12.6 million in 2005 primarily due to lower average access rates and an increase in revenue disputes with interexchange carriers.

Operating Expenses decreased $5.0 million, or 4%, to $119.6 million in 2006 from $124.6 million in 2005.

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$61,819	$62,211
Selling, general and administrative expense	45,150	47,560
Depreciation, amortization and accretion	12,659	14,825
	$119,628	$124,596

Cost of services and products decreased $0.4 million, or less than 1%, to $61.8 million in 2006 from $62.2 million in 2005.  In the first quarter of 2006, the Competitive Local Exchange Carrier (“CLEC”) recognized a $2.9 million settlement from Qwest Communications related to pricing of certain services offered by Qwest.  This was partially offset by a $1.9 million increase in expense due to access line growth and a $0.6 million increase in costs associated with unbundled network elements and other costs of services.

Selling, general and administrative expenses decreased $2.4 million, or 5%, to $45.2 million in 2006 from $47.6 million in 2005. Costs to sell and service the customer base have decreased as a result of changes in the mix of targeted customers and consolidation of customer service and provisioning functions.

Depreciation and amortization expenses decreased $2.1 million, or 15%, to $12.7 million in 2006 from $14.8 million in 2005 primarily due to certain assets becoming fully depreciated.

Operating Loss decreased $0.2 million to $4.4 million in 2006 from $4.6 million in 2005, reflecting the decrease in operating expenses discussed above.

Incumbent and competitive local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation, and new technologies such as Voice over Internet Protocol.  Despite these challenges, TDS Telecom has successfully increased equivalent access line levels while maintaining excellent customer satisfaction.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating Revenues increased $96.0 million, or 10%, to $1,065.9 million during the second quarter of 2006 from $969.9 million in 2005 for reasons generally the same as the first six months.

U.S. Cellular Operating Revenues

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Retail service	$694,279	$612,159
Inbound roaming	38,745	35,313
Long-distance and other service revenues	58,248	44,274
Service Revenues	$791,272	$691,746
Equipment sales	54,432	50,219
	$845,704	$741,965

Retail service revenues increased $82.1 million, or 13%, to $694.3 million in the second quarter of 2006 from $612.2 million in the second quarter of 2005, primarily due to growth in U.S. Cellular’s customer base (9%) and average monthly retail service revenues per customer (4%). Average monthly retail service revenue per customer increased to $40.82 in 2006 from $39.40 in 2005, reflecting an increase in monthly retail minutes of use per customer, to 719 in 2006 from 627 in 2005, offset by a decrease in average revenue per minute of use.

Inbound roaming revenues increased $3.4 million, or 10%, to $38.7 million in the second quarter of 2006 from $35.3 million in the second quarter of 2005.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use.

Long-distance and other service revenues increased $13.9 million, or 32%, to $58.2 million in the second quarter of 2006 from $44.3 million in the second quarter of 2005. The increase primarily reflected a $2.3 million increase in long-distance revenues, a $2.2 million increase in rental revenues from other wireless carriers which lease space on U.S. Cellular’s towers and a $9.8 million increase in the amount of USF funds received.

Equipment sales revenues increased $4.2 million, or 8%, to $54.4 million in the second quarter of 2006 from $50.2 million in the second quarter of 2005.  The increase in equipment sales revenues in 2006 was driven by an increase in the number of handsets sold to customers and agents, which was partially offset by a decrease in average revenue per handset.  The number of handsets sold increased 16% in 2006, partly due to sales of GPS-enabled handsets to existing customers to replace non-GPS enabled handsets.

TDS Telecom Operating Revenues

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$50,179	$50,096
Network access and long distance	88,721	91,217
Miscellaneous	23,060	23,066
	$161,960	$164,379
Competitive Local Exchange Carrier Operations	55,390	60,772
Intercompany revenue elimination	(1,410)	(1,477)
TDS Telecom Operating Revenues	$215,940	$223,674

TDS Telecom operating revenues decreased $7.8 million, or 3%, to $215.9 million during the second quarter of 2006 from $223.7 million in 2005. Incumbent local exchange carrier revenues decreased $2.4 million, or 1%, primarily due to lower average network access rates, an increase in revenue disputes with interexchange carriers, and a decline in dial-up Internet customers partially offset by an increase in digital subscriber lines and long distance customers.  Competitive local exchange carrier revenues decreased $5.4 million, or 9%, primarily due to lower average rates on retail and wholesale services and an increase in revenue disputes with interexchange carriers, partially offset by a growth in access lines.

Operating Expenses increased $97.5 million, or 11%, to $960.0 million during the second quarter of 2006 from $862.5 million in 2005 for reasons generally the same as the first six months.

U.S. Cellular Operating Expenses

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$150,555	$147,238
Cost of equipment sold	133,416	116,811
Selling, general and administrative	342,162	284,209
Depreciation, amortization and accretion	140,018	126,784
	$766,151	$675,042

System operations expenses (excluding depreciation, amortization and accretion) increased $3.4 million, or 2%, to $150.6 million in the second quarter of 2006 from $147.2 million in the second quarter of 2005.  Cost of usage on U.S. Cellular’s systems increased $4.1 million and maintenance of cell sites increased $9.4 million.  These factors were offset by a $10.3 million decline in net outbound roaming expense due to a reduction in roaming rates negotiated with other carriers and a roaming tax refund of $4.5 million related to claims filed in 2003 with respect to taxes paid in prior years.

Cost of equipment sold increased $16.6 million, or 14%, to $133.4 million in the second quarter of 2006 from $116.8 million in the second quarter of 2005. The increase was due primarily to an increase in the number of handsets sold (16%), as discussed above.

Selling, general and administrative expenses increased $58.0 million, or 20%, to $342.2 million in the second quarter of 2006 from $284.2 million in the second quarter of 2005.  The increase reflects higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base (9%). Key components of the increase in selling, general and administrative expenses were as follows:

•      an $18.5 million increase in expenses related to sales employees and agents.  The increase in sales employee-related expenses reflected a 10% increase in full-time sales employee equivalents; new employees were added primarily in the newly acquired and recently launched markets. In addition, increased spending for customer retention activities, including initiatives focused on providing wireless 911-capable handsets to customers who did not previously have such handsets, contributed to higher sales employee-related and agent-related commissions;

•      a $12.4 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•      an $11.8 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 9% increase in the customer base;

•      a $7.9 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•      a $7.8 million increase in bad debt expense reflecting both higher revenues and higher bad debts experience as a percent of revenues;

•      a $1.2 million decrease in expenses related to universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•      a $0.8 million increase in stock-based compensation expense primarily due to the implementation of SFAS 123(R) as of January 1, 2006.

Sales and marketing cost per gross customer addition increased to $503 in the second quarter of 2006 from $461 in the second quarter of 2005, primarily due to increased employee-related and agent-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$149,240	$124,109
Cost of equipment sold to new customers (2)	91,752	88,362
Less equipment sales revenue from new customers (3)	(66,288)	(55,567)
Total costs	$174,704	$156,904
Gross customer additions (000s) (4)	347	340
Sales and marketing cost per gross customer addition	$503	$461

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$342,162	$284,209
Less expenses related to serving and retaining customers	(192,922)	(160,100)
Selling, general and administrative expenses related to the acquisition of new customers	$149,240	$124,109

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$133,416	$116,811
Less cost of equipment sold related to the retention of current customers	(41,664)	(28,449)
Cost of equipment sold to new customers	$91,752	$88,362

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Equipment sales revenue as reported	$54,432	$50,219
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,823)	(6,666)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	24,679	12,014
Equipment sales revenues from new customers	$66,288	$55,567

(4)   Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 16% to $14.49 in the second quarter of 2006 from $12.48 in the second quarter of 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers.  Also, in the second quarter of 2006, U.S. Cellular continued to focus on retention activities related to providing GPS-enabled handsets to customers who did not previously have such handsets. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$342,162	$284,209
Less selling, general and administrative expenses related to the acquisition of new customers	(149,240)	(124,109)
Add cost of equipment sold related to the retention of current customers	41,664	28,449
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,823)	(6,666)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	24,679	12,014

Net cost of serving and retaining customers	$246,442	$193,897
Divided by average customers during period (000s) (2)	5,670	5,179
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$14.49	$12.48

(1)   These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)   The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $13.2 million, or 10%, to $140.0 million in the second quarter of 2006 from $126.8 million in the second quarter of 2005.  The majority of the increase reflects higher fixed assets; average fixed asset balances for the second quarter of 2006 increased 10% compared to the same period in the prior year.  Such increased fixed assets balances resulted, to a large degree, from the addition of 549 cell sites to U.S. Cellular’s network since June 30, 2005.

TDS Telecom Operating Expenses

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations (ILEC)
Cost of services and products (exclusive of depreciation and amortization included below)	$47,479	$41,210
Selling, general and administrative expense	47,123	46,448
Depreciation, amortization and accretion	33,252	33,582
	127,854	121,240
Competitive Local Exchange Carrier Operations (CLEC)
Cost of services and products (exclusive of Depreciation, amortization and accretion included below)	32,745	32,306
Selling, general and administrative expense	22,158	24,079
Depreciation, amortization and accretion	6,005	7,522
	60,908	63,907
Intercompany expense elimination	(1,410)	(1,477)
TDS Telecom Operating Expenses	$187,352	$183,670

TDS Telecom operating expenses increased $3.7 million, or 2%, to $187.4 million in 2006 from $183.7 million in 2005.  ILEC operating expenses increased $6.7 million, primarily related to the cost of providing service to the increasing number of digital subscriber line customers as well as the growth in and increased usage by the incumbent local exchange carrier’s long distance customers. Expenses from CLEC operations decreased $3.0 million in 2006 primarily a result of changes in the mix of targeted customers and the consolidation of customer service and provisioning functions.  Additionally, lower depreciation due to certain assets becoming fully depreciated contributed to the lower CLEC operating expenses.

TDS Operating Income decreased $1.4 million, or 1%, to $105.9 million in the three months ended June 30, 2006 from $107.3 million in 2005.  U.S. Cellular’s operating income increased $12.7 million while TDS Telecom’s operating income decreased $11.4 million.

Investment and Other Income (Expense) totaled $200.6 million in 2006 and $75.8 million in 2005.

Equity in earnings of unconsolidated entities increased $4.3 million, or 24%, to $22.5 million in 2006 from $18.2 million in 2005.  Equity in earnings of unconsolidated entities represents TDS’s share of income from markets in which it has a minority interest and that are accounted for by the equity method.

Interest and dividend income increased $27.6 million, or 23%, to $146.5 million in 2006 from $118.9 million in 2005 primarily due to increases in the dividends from Deutsche Telekom ($14.6 million) and Vodafone ($4.3 million) and higher average rates of interest earned on investments in 2006 than 2005.

Gain (loss) on investments totaled a net gain of $91.4 million in 2006. The net gain in 2006 includes a $90.3 million gain at TDS Telecom from its remittance of RTB shares. See Note 5 – Gain on Investment.  There was no gain or loss on investments recorded in the second quarter of 2005.

Interest (expense) increased $4.8 million, or 9%, to $59.3 million in 2006 from $54.5 million in 2005 for reasons generally the same as for the first six months.

Other expense, net totaled $0.5 million in 2006 and $6.7 million in 2005. In June 2005, TDS Telecom recorded prepayment penalties of $1.2 million on the repayment of long-term debt as well as a $0.3 million write-off of unamortized debt issuance costs. In the second quarter of 2005, TDS incurred $2.9 million expenses from the Special Common Share Proposal and the stock dividend.

Income Tax Expense increased $45.1 million to $122.1 million in 2006 from $77.0 million in 2005 primarily due to higher pretax income.  The effective tax rate was 39.8% in 2006 and 42.0% in 2005.  For further analysis and discussion of TDS’s effective income tax rates in the second quarters of 2006 and 2005, see Note 4 - Income Taxes of Notes of Consolidated Financial Statements included in Item 1 above.

Minority Share of (Income) totaled $(11.9) million in 2006 compared to $(9.1) million in the second quarter of 2005.

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(9,624)	$(7,010)
Minority Shareholders’ or Partners’	(2,279)	(2,034)
	(11,903)	(9,044)
Other	(36)	(91)
	$(11,939)	$(9,135)

Net Income Available to Common totaled $172.4 million, or $1.48 per diluted share, in 2006, compared to $97.0 million, or $0.83 per diluted share, in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for TDS’s opening balance sheet in 2007. TDS is currently evaluating the impact this Bulletin might have on financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is to be effective for TDS’s financial statements issued in 2008; however, earlier application is encouraged. TDS is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Also in September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS 158 will be required to be adopted for TDS as of December 31, 2006.  TDS is currently reviewing the requirements of SFAS 158 and has not yet determined the impact on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued in July 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in an income tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  TDS is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations.

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

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$488,793	$518,352
Investing activities	(253,005)	(434,209)
Financing activities	(87,484)	(119,471)
Net increase (decrease) in cash and cash equivalents	$148,304	$(35,328)

Cash Flows from Operating Activities

TDS generated substantial cash flows from operating activities during the first six months of 2006 and 2005. Such cash flows were $488.8 million and $518.4 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $521.3 million in 2006 and $506.7 million in 2005. Changes in assets and liabilities from operations required $32.5 million in 2006 and provided $11.7 million in 2005, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Net income	$212,342	$120,105
Adjustments to reconcile net income to net cash provided by operating activities	308,992	386,561
	$521,334	$506,666
Changes in assets and liabilities	(32,541)	11,686
	$488,793	$518,352

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks.  Cash flows for investing activities required $253.0 million in the first six months of 2006 compared to $434.2 million 2005.

Cash used for property, plant and equipment and system development totaled $334.8 million in 2006 and $307.4 million in 2005. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $273.2 million in 2006 and $256.6 million in 2005 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular office systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $46.8 million in 2006 and $34.9 million in 2005 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities.  TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $7.0 million in 2006 and $11.5 million in 2005 for switching and other network facilities. Corporate and other capital expenditures totaled $7.8 million in 2006 and $4.4 million in 2005. The increase of $3.4 million represents construction and plant additions at both Corporate and Suttle Straus.

TDS Telecom in the past obtained financing from the RTB. In connection with such financings, TDS Telecom purchased stock in the RTB. TDS Telecom has repaid all of its debt to the RTB, but continued to own the RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB. In order to effect the dissolution and liquidation, shareholders were asked to remit their shares to receive cash compensation for those shares.  TDS Telecom remitted its shares and received $101.7 million from the RTB in the second quarter of 2006.

Acquisitions required $18.5 million in 2006 and $126.0 million in 2005 and divestitures provided $0.7 million in 2006 and $0.5 million in 2005. During the second quarter of 2006, U.S. Cellular acquired, for approximately $18.8 million in cash, the remaining ownership interest in a wireless property in Tennessee in which the Company previously owned a 16.6% interest. In 2005, Carroll Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, paid $120.9 million to the FCC to complete the payment for the licenses in which it was the winning bidder in the FCC’s Auction 58.  See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section below for more information on these transactions.

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

Cash flows from financing activities required $87.4 million in the six months ended June 30, 2006, and required $119.5 million in the same period of 2005.  Redemptions of medium-term notes required $35.0 million in 2006 and $17.2 million in 2005. Cash received from short term borrowings on revolving lines of credit provided $195.0 million in 2006 while repayments required $225.0 million in 2006. Cash received from short-term borrowings provided $310.0 million in 2005 while repayments required $290.0 million in 2005. Issuances of long-term debt, consisting of $116.25 million of 6.625% notes by TDS provided proceeds of $112.6 million in 2005 after underwriting discounts. Repayments of long-term debt, including Rural Utilities Service (“RUS”) debt, required $240.8 million in 2005. Proceeds from re-issuances of treasury shares in connection with employee benefit plans provided $6.9 million in 2006 and $26.7 million in 2005.  Dividends paid on TDS Common Shares and Preferred Shares, required $21.5 million in 2006 and $20.3 million in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, TDS generated cash flows from operating activities of $488.8 million and $518.4 million during the first six months of 2006 and 2005, respectively.  At June 30, 2006, TDS had cash and cash equivalents of $1,244.1 million.  TDS believes that cash flows from operating activities, existing cash and cash equivalents and funds available from the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the forseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

However, the availability of external financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in TDS’s control. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS cannot provide assurances that circumstances that could materially adversely affect TDS’s liquidity or capital resources will not occur. Economic downturns, changes in financial markets or other factors could affect TDS’s liquidity and availability of capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

Deutsche Telekom paid a dividend of EUR 0.72 per share in May 2006. Using a weighted-average exchange rate of $1.27 per EUR, TDS recorded dividend income of $120.3 million, before taxes, in the second quarter of 2006.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Return of Capital (“Special Distribution”) of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs were consolidated into 7 ADRs.

The Share Consolidation was effective July 28, 2006 and the Special Distribution was paid on August 18, 2006. As a result of the Share Consolidation, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 ADRs and TDS Telecom’s previous 2,700,545 Vodafone ADRs were consolidated into 2,362,976 ADRs. Also, U.S. Cellular received approximately $28.6 million and TDS Telecom received approximately $7.6 million from the Special Distribution.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted as a result of the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11. In the case of two forward contracts, subsidiaries of TDS made a dividend substitution payment in the amount of $3.2 million to the counterparties in lieu of further adjustments to the collars for such forward contracts.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes.  At June 30, 2006, letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. TDS may select borrowing periods of either seven days or one, two, three or six months. At June 30, 2006, the one-month LIBOR was 5.33% and the contractual spread was 60 basis points. If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2006). This credit facility expires in December 2009.

TDS also has $50 million of direct bank lines of credit at June 30, 2006, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 8.25% at June 30, 2006). Direct bank lines of credit totaling $25 million expired on June 23, 2006 and were renewed subsequent to June 30, 2006.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2006, outstanding notes payable and letters of credit were $105.0 million and $0.5 million, respectively, leaving $594.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) rate plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At June 30, 2006, the one-month LIBOR was 5.33% and the contractual spread was 60 basis points.  If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2006).  This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest costs on their revolving credit facilities would increase if their credit ratings from either Standard & Poor’s or Moody’s were lowered. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. A downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. At June 30, 2006, TDS’s and U.S. Cellular’s credit ratings are as follows:

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on rating watch negative

The maturity dates of certain of TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control.  The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 10, 2005 TDS and U.S. Cellular announced that they would restate certain financial statements, which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and the late filings resulted in defaults under the revolving credit facilities and one line of credit facility. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and TDS and U.S. Cellular did not fail to make any scheduled payments.  TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit facilities, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers require the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006 and the Form 10-Q for the quarter ended March 31, 2006 was filed on August 25, 2006. On October 6, 2006, TDS and U.S. Cellular received amended waivers from the lenders associated with the revolving credit facilities which extended the date by which the financial statements of TDS and U.S. Cellular for the second quarter ended June 30, 2006 are required to be delivered to November 8, 2006.

Long-term Debt

The late filing of TDS’s and U.S. Cellular’s Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006, and the failure to deliver such Forms 10-K and 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of their Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of June 30, 2006 with all covenants and other requirements set forth in their long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

TDS repaid $200.0 million plus accrued interest on its 7% unsecured senior notes on August 1, 2006.

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

TDS’s investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. (See Note 21 – Subsequent Events of Notes to Consolidated Financial Statements included in Item 1 above for additional information related to TDS’s investment in Vodafone ADRs.) The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

Subsidiaries of TDS and U.S. Cellular have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold.  The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. Currently, TDS and U.S. Cellular intend to settle the forward contracts by delivering shares of the respective securities. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by their subsidiaries when due. If shares are delivered in the settlement of a forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  Deferred income taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets.  As of June 30, 2006, such deferred income tax liabilities related to current and noncurrent marketable equity securities totaled $77.0 million and $778.4 million, respectively. In the second quarter of 2006, $77.0 million of deferred income tax liability related to marketable equity securities was reclassified from noncurrent to current and $19.0 million of the deferred income tax asset related to derivatives was reclassified from noncurrent to current.

The forward contracts related to U.S. Cellular’s 10,245,370 Vodafone ADRs and TDS’s 2,361,333 VeriSign common shares mature in May 2007. Accordingly, the Vodafone ADRs and VeriSign common shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at June 30, 2006.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts.  On November 10, 2005 TDS and U.S. Cellular announced that they would restate certain financial statements which caused them to be late in certain SEC filings. The restatements and late filings resulted in defaults under certain of the forward contracts. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and TDS and U.S. Cellular did not fail to make any scheduled payments.  TDS and U.S. Cellular received waivers from the counterparties associated with such forward contracts, under which the counterparties agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006 and the Form 10-Q for the quarter ended March 31, 2006 was filed on August 25, 2006. On October 6, 2006, TDS and U.S. Cellular received amended waivers from the counterparties to the forward contracts which extended the date by which the financial statements of TDS and U.S. Cellular for the second quarter ended June 30, 2006 are required to be delivered to November 8, 2006.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2006 primarily reflect plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its capital expenditures using cash flows from operating activities and short-term financing. U.S. Cellular’s estimated capital expenditures for 2006 are currently expected to range from $580 million to $610 million. These expenditures primarily address the following needs:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas.

•                  Provide additional capacity to accommodate increased network usage by current customers.

•                  Enhance U.S. Cellular’s retail store network and office systems.

TDS Telecom’s anticipated capital spending for 2006 is currently expected to range from $125 to $140 million.  The incumbent local exchange carriers are expected to spend $105 to $120 million to provide upgrades to plant and equipment and to provide enhanced services.  The competitive local exchange carrier is expected to spend approximately $20 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom plans to finance its construction program using primarily internally generated cash.

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

As of June 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the holders of Midwest Wireless Holdings.  These conditions were satisfied and the closing of this agreement occurred on October 2, 2006.  As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of June 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings.  As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $24.4 million at June 30, 2006.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66.  Barat Wireless was qualified to receive a 25% discount available to designated entities.  At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount.  The balance of Barat Wireless’ payment due for those licenses with respect to which Barat Wireless was the high bidder is approximately $47.2 million and is expected to be due before October 19, 2006.  Although it has no current commitment to do so, U.S. Cellular expects that it will agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.  While the bidding in Auction 66 has ended, the FCC has not yet awarded any of the licenses to winning bidders, nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of October 6, 2006, U.S. Cellular made capital contributions and advances to Barat Wireless and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’ participation in Auction 66. For financial reporting purposes, U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FIN 46(R) as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

On April 3, 2006, TDS Telecom exchanged customers and assets in certain markets with another telecommunications provider and received $0.7 million in cash.

On April 21, 2006, U.S. Cellular completed the purchase of the remaining majority interest in Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2006, U.S. Cellular made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 of this amount is included in Licenses in the Consolidated Balance Sheets. For financial reporting purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through June 30, 2006.

In the first quarter of 2005, TDS adjusted the gain on investments related to its sale to ALLTEL of certain wireless properties on November 30, 2004.  The adjustment, which resulted from a working capital adjustment that was finalized in the first quarter of 2005, increased the total gain on the sale by $0.5 million to $51.4 million.

In addition, in 2005, U.S. Cellular purchased one new wireless market and certain minority interests in other wireless markets in which it already owned a controlling interest for $6.9 million in cash.

Repurchase of Securities and Dividends

TDS does not have a share repurchase program as of June 30, 2006. No TDS common shares were repurchased in the six months ended June 30, 2006 or 2005.

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans.  No U.S. Cellular Common Shares were repurchased in the first six months ended 2006 or 2005.

TDS paid total dividends on its Common Shares and Preferred Shares of $21.5 million in the first six months of 2006 and $20.3 million in 2005. TDS paid quarterly dividends per share of $0.0925 in 2006 and $0.0875 in 2005.

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

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest.  Such investments totaled $220.4 million as of June 30, 2006 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements.  TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements.  TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000.  As of June 30, 2006, TDS has recorded liabilities of $1.5 million relating to this indemnity.

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

Licenses and Goodwill

As of June 30, 2006, TDS reported $1,370.4 million of licenses and $874.1 million of goodwill, as a result of acquisitions of interests in wireless licenses and businesses, and the acquisition of operating telephone companies.  Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

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

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. For purposes of impairment testing of goodwill in 2006 and 2005, U.S. Cellular identified five reporting units pursuant to paragraph 30 of SFAS 142. The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. For purposes of impairment testing of licenses in 2006 and 2005. U.S. Cellular combined its FCC licenses into five primary units of accounting pursuant to FASB Emerging Issues Task Force Issue 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”), and SFAS 142, using the same geographic groupings as its reporting units. In addition, in 2006, U.S. Cellular identified six additional geographic groupings of licenses which, because they currently are undeveloped and not expected to generate cash flows from operating activities in the foreseeable future, are considered separate units of accounting for purposes of impairment testing.

For purposes of impairment testing of goodwill, U.S. Cellular prepares valuations of each of the five reporting units. A discounted cash flow approach is used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures and selection of terminal value multiples. Similarly, for purposes of impairment testing of licenses, U.S. Cellular prepares valuations (of each of five primary units of accounting determined pursuant to EITF 02-7) using an excess earnings methodology. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill. For undeveloped licenses, U.S. Cellular prepares estimates of fair value for each unit of accounting by reference to fair market values indicated by recent auctions and market transactions.

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies. TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit. This goodwill is valued using a multiple of cash flow valuation technique for purposes of goodwill impairment testing.

U.S. Cellular and TDS Telecom performed the annual testing for impairment in the second quarter of 2006 and 2005. Based on that testing, there was no impairment of licenses or goodwill in either year.

Property, Plant and Equipment

U.S. Cellular’s operations and TDS Telecom’s competitive local exchange carrier provide for depreciation using the straight-line method over the estimated useful lives of the assets. TDS Telecom’s incumbent local exchange carrier operations provide for depreciation on a group basis according to depreciable rates approved by state public utility commissions.  Annually, U.S. Cellular and TDS Telecom review their property, plant and equipment lives to ensure that the estimated useful lives are appropriate.  The estimated useful lives of property, plant and equipment are critical accounting estimates because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. U.S. Cellular and TDS Telecom did not change the useful lives of their property, plant and equipment in the six months ended June 30, 2006 or 2005.

TDS reviews long-lived assets for impairment at least annually or more frequently if events or circumstances indicate that the assets might be impaired. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flows, then the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. An impairment loss is recognized for the difference between the fair value of the assets (less costs to sell) and the carrying value of the assets.

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

U.S. Cellular and TDS Telecom performed impairment tests of property, plant and equipment during the second quarter of 2006 and the second quarter of 2005.  Such impairment tests indicated that there was no impairment of property, plant and equipment in either year.

Asset Retirement Obligations

TDS accounts for its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, TDS records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statements of Operations as a gain or loss.

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

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes.  The amounts recorded for regulatory accounting purposes exceed, in most cases, the amounts required to be recorded in accordance with SFAS No 143 and FIN 47.  These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers.  The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at June 30, 2006 was $37.5 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at June 30, 2006 was $35.2 million.

In accordance with the requirements of SFAS No. 143 and FIN 47, TDS Telecom’s competitive local exchange carrier has calculated an asset retirement obligation of $2.7 million at June 30, 2006.

The table below summarizes the changes in asset retirement obligations during the first six months of 2006. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
	(Dollars in thousands)

Beginning Balance – December 31, 2005	$90,224	$70,220	$2,649	$163,093
Additional liabilities accrued	3,414	2,940	—	6,354
Acquisition of assets	1,237	—	—	1,237
Disposition of assets	(37)	(458)	—	(495)
Accretion expense	3,481	17	92	3,590
Ending Balance – June 30, 2006	$98,319	$72,719	$2,741	$173,779

Income Taxes

The accounting for income taxes, the amounts of income tax assets and liabilities and the related income tax provision are critical accounting estimates because such amounts are significant to TDS’s financial condition and results of operations.

The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes, such as depreciation expense, as well as estimating the impact of potential adjustments to filed tax returns.  These temporary differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets.  TDS must then assess the likelihood that deferred income tax assets will be realized based on future taxable income and to the extent TDS believes that realization is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred income tax assets and liabilities and any valuation allowance recorded against deferred income tax assets.

In the event of an increase in the value of tax assets or a decrease in tax liabilities, TDS would decrease the income tax expense or increase the income tax benefit by an equivalent amount.  In the event of a decrease in the value of tax assets or an increase in tax liabilities, TDS would increase the income tax expense or decrease the income tax benefit by an equivalent amount. Increases or decreases in the market value related to marketable equity securities and derivatives, and the associated change in the deferred tax asset or liability, are recorded through Other comprehensive income.

TDS’s current net deferred income tax (liability) asset totaled $(44.7) million, at June 30, 2006 and $13.4 million at December 31, 2005. The net current deferred income tax liability at June 30, 2006 primarily represents deferred income taxes on the current portion of marketable equity securities. The net current deferred income tax asset (liability) at June 30, 2006 primarily represents the deferred income tax effects of the allowance for doubtful accounts on customer accounts receivable.

TDS’s noncurrent deferred income tax assets and liabilities as of June 30, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Deferred Tax Asset – noncurrent
Net operating loss carryforwards	$77,393	$71,981
Derivative instruments	172,946	185,707
Other	45,298	37,127
	$295,637	$294,815
Less valuation allowance	(71,127)	(64,374)
Total Deferred Tax Asset	$224,510	$230,441

Deferred Tax Liability — noncurrent
Marketable equity securities	$778,389	$910,723
Property, plant and equipment	344,260	367,785
Partnership investments	56,321	61,589
Licenses	289,871	273,375
Total Deferred Tax Liability	$1,468,841	$1,613,472
Net Deferred Income Tax Liability	$1,244,331	$1,383,031

State net operating loss carryforwards are available to offset future taxable income primarily of the individual subsidiaries which generated the losses.  Certain subsidiaries that are not included in the federal consolidated income tax return, but file separate federal tax returns, had federal net operating loss carryforwards available to offset future taxable income.  A valuation allowance was established for a portion of the state and federal net operating loss carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.

The deferred income tax liability relating to the current and noncurrent portions of marketable equity securities totaled $77.0 million and $778.4 million, respectively, as of June 30, 2006. The deferred income tax liability related to noncurrent marketable equity securities totaled $910.7 million as of December 31, 2005. The December 31, 2005 balance of deferred income tax liability related wholly to noncurrent marketable equity securities. In the second quarter of 2006, $77.0 million of deferred income tax liability related to marketable equity securities was reclassified from noncurrent to current and $19.0 million of the deferred income tax asset related to derivatives was reclassified from noncurrent to current. The foregoing amounts represent deferred income taxes calculated on the difference between the fair value and the tax basis of the marketable equity securities and derivatives.  Income taxes will be payable when TDS disposes of the marketable equity securities.

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

Stock-based Compensation

As a result of the adoption of a new accounting pronouncement, TDS’s accounting policy related to stock-based compensation has changed as described below and is now a critical accounting policy due to the significant assumptions and estimates involved.

As described in more detail in Notes 2 and 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 above, TDS has established long-term incentive plans, employee stock purchase plans and dividend reinvestment plans, all of which are stock-based compensation plans. Prior to the first quarter of 2006, TDS accounted for share-based payments in accordance with Accounting Principles Board (“APB”), “Accounting for Stock Issued to Employees” and related interpretations as allowed by SFAS 123. Accordingly, prior to the first quarter of 2006, compensation cost for share-based payments was measured using the intrinsic value method as prescribed by APB 25. Under the intrinsic value method, compensation cost is measured as the amount by which the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, TDS adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. In addition, TDS applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the Securities and Exchange Commission in March 2005, in its adoption of SFAS 123(R).  Under the modified prospective transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Upon adoption of SFAS 123(R), TDS elected to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by TDS for purposes of preparing the pro forma disclosures under SFAS 123. The variables in the model include, but are not limited to, TDS’s and/or U.S. Cellular’s expected stock price volatility over the term of the awards, expected forfeitures, time of exercise, risk-free interest rate and expected dividends. Different assumptions could create materially different results. Under the provisions of SFAS 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable.  The assessment of contingencies is a highly subjective process that requires judgments about future events.  Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies could materially impact the Consolidated Statement of Operations, the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows.

TDS Telecom records revenues from originating and terminating access for interexchange carriers based on contracts, tariffs or operational data.  Such contracts, tariffs and operational data could be subject to dispute by interexchange carriers.  In April 2006, an interexchange carrier for which TDS Telecom provides both originating and terminating access asserted a claim for refund, net of counterclaims, of up to $10 million for past billed amounts for certain types of traffic.  TDS Telecom has contested this claim. Disputes with interexchange carriers may take a significant time to resolve and may require adjustments in future periods to amounts invoiced, accrued or paid in prior periods.

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

OTHER MATTERS

The SEC Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In September 2006, TDS received a comment letter from the staff of the SEC regarding its review of the TDS 2005 annual report on Form 10-K and quarterly report on Form 10-Q for the period ended March 31, 2006. The comments principally ask TDS to provide additional information to the SEC and to make additional disclosures in its Forms 10-K and 10-Q on a prospective basis. TDS intends to respond to the SEC’s comment letter as soon as practicable. There can be no assurance that the SEC will not have further comments or make additional requests for information or changes.

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

•                  Changes in accounting standards or changes in TDS’s accounting policies, estimates or in the assumptions underlying the accounting estimates, including those described in Critical Accounting Policies and Estimates above, could have an adverse effect on TDS’s financial condition or results of operations.

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

•                  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

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

•                  Material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or inadequate disclosures or fail to prevent fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations.

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

•                  The market prices of TDS’s Common Shares and Special Common Shares are subject to fluctuations due to a variety of factors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of June 30, 2006, TDS had not entered into any financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk – Long-Term Debt in TDS’s Form 10-K for the year ended December 31, 2005, for additional information related to required principal payments, average interest rates, and the estimated fair values of long-term debt.

In January and February of 2006, TDS redeemed $35.0 million of medium-term notes which carried an interest rate of 10%.

TDS repaid $200.0 million plus accrued interest on its 7% unsecured senior notes on August 1, 2006, using cash on-hand.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $2,449.6 million at June 30, 2006 and $2,531.7 million as of December 31, 2005, respectively.  TDS’s cumulative net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $543.6 million at June 30, 2006.

Subsidiaries of TDS and U.S. Cellular have a number of forward contracts with counterparties related to the marketable equity securities that they hold.  TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts will be paid by their subsidiaries when due.  The risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis thereby eliminating the risk of an other than temporary loss being recorded on these contracted securities.

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

Deferred income taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and derivatives.  The deferred income tax liability related to the current and noncurrent portions of marketable equity securities totaled $77.0 million and $778.4 million, respectively as of June 30, 2006. The deferred income tax liability, related entirely to noncurrent marketable equity securities, totaled $910.7 million as of December 31, 2005. At June 30, 2006, the deferred income tax asset related to current and noncurrent derivatives totaled $19.0 million and $172.9 million, respectively. At December 31, 2005, the deferred tax asset related to derivatives, included in noncurrent assets, totaled $185.7 million.

At June 30, 2006, the deferred income tax asset related to the current and noncurrent derivatives totaled $19.0 million and $172.9 million, respectively. At December 31, 2005, the deferred tax asset related to derivatives, all of which were noncurrent, totaled $185.7 million.

In the second quarter of 2006, $77.0 million of deferred income tax liability related to marketable equity securities was reclassified from noncurrent to current and $19.0 million of the deferred income tax asset related to derivatives was reclassified from noncurrent to current.

The forward contracts related to Vodafone ADRs held by U.S. Cellular and VeriSign common shares held by TDS mature in May 2007. Accordingly, the Vodafone ADRs and VeriSign common shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheet at June 30, 2006.  The associated deferred income tax assets and liabilities are also classified as current at June 30, 2006.

The following table summarizes certain details related to the contracted securities as of June 30, 2006.

		Collar (1)
		Downside	Upside
		Limit	Potential	Loan
Security	Shares	(Floor)	(Ceiling)	Amount
				(000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	12,945,915	$15.07 – $16.07	$18.72 - $21.39	201,038
Deutsche Telekom	131,461,861	$10.74 - $12.41	$13.04 - $15.69	1,532,257
				1,754,114
Unamortized debt discount				37,719
				$1,716,395	(3)

(1)   The per share amounts represent the range of floor and ceiling prices of all securities monetized.

(2)   U.S. Cellular owned 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts as of June 30. 2006. See “LIQUIDITY AND CAPITAL RESOURCES” above for a discussion of the Special Distribution and Share Consolidation related to the Vodafone ADRs that was effected on July 28, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRs was reduced from 12,945,915 to 11,327,674. The collars also were adjusted as a result of the Special Distribution and Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11.

(3)   A total of $179.8 million is included in current liabilities in the caption “Forward contracts” and $1,536.6 million is included in Long-Term Debt in the caption “Forward Contracts”.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at June 30, 2006, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable equity securities or canceling any derivative instruments.

	Valuation of investments assuming indicated decrease			June 30, 2006	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$1,714.7	$1,959.7	$2,204.6	$2,449.6	$2,694.6	$2,939.5	$3,184.5
Derivative Instruments (1)	$103.6	$(72.5)	$(258.9)	$(463.9)	$(676.6)	$(905.2)	$(1,137.5)

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that TDS’s disclosure controls and procedures were not effective as of June 30, 2006, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of June 30, 2006, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005, which continued to exist as of June 30, 2006:

(1)   TDS did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of TDS’s operations and transactions. Further, TDS did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with accounting principles generally accepted in the United States of America (GAAP).  This control deficiency contributed to the material weaknesses discussed in items 2, 3 and 4 below and the restatement of TDS’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

(2)   TDS did not maintain effective controls over its accounting for certain vendor contracts.  Specifically, effective controls were not designed and in place to ensure that certain vendor contracts were raised to the appropriate level of accounting personnel or that accounting personnel reached the appropriate conclusions in order to accurately and timely record the effects of the contracts in conformity with generally accepted accounting principles.  This control deficiency primarily affected network operations expense, selling, general and administrative expense, accounts payable, other deferred charges and accrued liabilities.  This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

(3)   TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, TDS did not have effective controls designed and in place to accurately calculate income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

(4)   TDS did not maintain effective controls over the complete and accurate recording of leases. Specifically, effective controls were not designed and in place to ensure the accuracy of lease information, the use of appropriate lease terms including renewal option periods, calculation of rent expense on a straight-line basis for leases with escalation clauses and the complete and accurate accumulation of future lease commitments in conformity with GAAP.  This control deficiency affected rent expense, deferred liabilities and related lease disclosures and resulted in an audit adjustment to the disclosure of future minimum rental payments reflected in the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

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

•                  Recruiting – TDS is actively recruiting the necessary personnel to improve its internal control processes and enhance the overall level of expertise. Management is assessing both skill and resource levels in the finance organizations and is adding staffing as well as additional key director level positions to strengthen the organizations. In the second quarter of 2006, U.S. Cellular hired a new Director of Accounting Policy and Reporting. In the third quarter of 2006, TDS hired a Director of Accounting Policy and a Director of Internal Controls and Sarbanes-Oxley Compliance.

•                  Financial Infrastructure – In late 2005, the Finance Leadership Team, consisting of key finance leaders from each of TDS’s business units and Corporate headquarters, commenced a Financial Infrastructure initiative. This multi-year initiative is focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, preventive controls versus detective controls, and system-based controls versus manual controls.

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

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’s internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting. However, as discussed immediately above, Management is currently taking a number of steps to address each of the material weaknesses in internal control over financial reporting and is committed to remediating them.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements and could have a material effect on TDS’s results of operations, financial condition or cash flows.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect TDS’s business, financial condition or future results of operations. The risks described in this Form 10-Q and in our Annual Report on Form 10-K may not be the only risks facing TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’s business, financial condition or results of operations. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’s Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included because there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS common shares during the quarter covered by this Form 10-Q.

In addition, TDS did not have a share repurchase program during the quarter ended June 30, 2006.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has borrowed $105.0 million under its Revolving Credit Facility as of June 30, 2006.  The borrowings occurred throughout the first half of 2006.  U.S. Cellular anticipates repaying such borrowings with future operating cash flows from operating activities or long-term debt financing.  As of June 30, 2006, the notes range in maturity dates from five days to 17 days and bear interest at rates ranging from 5.80% to 5.98%.  The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread, the applicable spread is 60 basis points at June 30, 2006.  The notes were used primarily to fund the general obligations of U.S. Cellular.

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

Exhibit 23.1 – Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

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

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date	October 10	, 2006	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer

Date	October 10	, 2006	/s/ Sandra L. Helton
Sandra L. Helton,
Executive Vice President and
Chief Financial Officer

Date	October 10	, 2006	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2006 Second Quarter Form 10-Q