Form 10-K/A
period 2005-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2007-02-23
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☐                                                             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐                                                             No ☒

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

Explanatory Note

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2005 (“Form 10-K/A”), which was originally filed with the Securities and Exchange Commission (“SEC”) on July 28, 2006 (“Original Form 10-K”), to amend Item 1 “Business,” Item 2 “Properties,” Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” Item 8 “Financial Statements and Supplementary Data,” Item 9A “Controls and Procedures,” and Item 15 “Exhibits and Financial Statement Schedules.”

As discussed in Note 1 to the Consolidated Financial Statements, TDS and its audit committee concluded on November 6, 2006, that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its consolidated financial statements and financial information for each of the three years in the period ended December 31, 2005, including quarterly information for 2005 and 2004, and certain selected financial data for 2002.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements and financial information included therewith.

The restatement adjustments are described below.

•                  Forward contracts and related derivative instruments - In reviewing the accounting and disclosure of its prepaid forward contracts, TDS concluded that its continued designation of the embedded collars within the forward contracts as cash flow hedges of marketable equity securities was not appropriate.  TDS did not contemporaneously de-designate, re-designate, and assess hedge effectiveness when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities in 2004, 2003 and 2002.  As a result, the embedded collars no longer qualified for cash flow hedge accounting treatment upon the modification of the terms of the collars for changes in dividend rates and, from that point forward, must be accounted for as derivative instruments that do not qualify for cash flow hedge accounting treatment. Accordingly, all changes in the fair value of the embedded collars from the time of the contractual modification of each collar must be recognized in the statement of operations.  The restatement adjustments represent reclassifications of unrealized gains or losses related to changes in the fair value of the embedded collars from other comprehensive income or loss, included in common stockholders’ equity, to the statement of operations.

•                  Expense reclassifications - Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), previously reported in selling, general and administrative expense have been corrected to properly reflect the classification of the expenses in cost of service and products in the current period.  Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been adjusted to properly reflect the classification of the expenses in selling, general and administrative expense.  These adjustments did not have an effect on operating income or net income.

•                  Establishment of an Asset Retirement Obligation (“ARO”) - Upon initial implementation of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, TDS Telecom’s ILEC operations concluded that it was not necessary to record an ARO asset and corresponding regulatory liability of equal amount.  TDS Telecom's ILECs have their rates regulated by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and therefore, reflect the effects of the rate-making actions of these regulatory bodies in their financial statements.  In 2002, the FCC notified carriers by Order that it would not be adopting SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require ILECs to accrue for asset retirement obligations through prescribed depreciation rates.  Upon adoption of SFAS No. 143, and pursuant to the FCC's order and the provisions of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No.71”) the ILECs reclassified their existing remediation liabilities, previously recorded in accumulated depreciation, to an ARO liability and a separate regulatory liability.  Upon further review, TDS has concluded that upon adoption of SFAS No. 143, and in accordance with SFAS No. 71, it should have recognized an ARO asset and a corresponding ARO liability, rather than establish the ARO liability through a reclassification of its existing remediation liabilities.  The adjustment did not affect previously reported revenues, operating income or net income (loss).

•                  Contracts with maintenance and support services – U.S. Cellular entered into certain equipment and software contracts that included maintenance and support services.  In one case, U.S. Cellular did not properly allocate expenditures between equipment purchases and maintenance and support services.  In other cases, U.S. Cellular did not properly record fees for maintenance and support services over the specified term of the agreement.  The restatement adjustments properly record property, plant and equipment, related depreciation expense and fees for maintenance and support services in the correct periods.

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset.

•      Income taxes – In the restatement, TDS adjusted its income tax expense, income taxes payable, goodwill, deferred income tax assets and liabilities and related disclosures for the years ended December 31, 2005, 2004, 2003 and 2002 for items identified based on its annual analysis reconciling its 2005 income tax expense and income tax balance sheet accounts as determined in its comparison of the 2005 year-end income tax provision to the 2005 federal and state income tax returns. These adjustments included corrections for certain accounts that had not previously been included in the financial reporting basis used in determining the cumulative temporary differences in computing deferred income tax assets and liabilities, as well as adjustments to certain cumulative temporary differences that had historically been incorrectly associated with operating license assets which, in this restatement, have been correctly classified as investments in partnership assets.  Accordingly, the company has adjusted the deferred tax liabilities related to these assets.  Goodwill was adjusted to record the income tax effect of the difference between the financial reporting basis and the income tax basis of certain acquisitions made prior to 2004.

TDS determined that the state deferred tax liabilities attributable to marketable equity securities, as presented in prior periods, should have been lower to reflect carryover of a higher stock basis than the federal basis for certain states that have not adopted the federal consolidated return regulations.  TDS also identified a valuation allowance related to state net operating loss carry forwards for which deferred tax liabilities related to marketable equity securities provide positive evidence supporting reductions to previously established valuation allowances.

•                  Property, plant and equipment – U.S. Cellular did not properly record certain transfers and disposals of equipment removed from service.  Also, U.S. Cellular did not properly record depreciation expense for certain leasehold improvements and other equipment due to the use of incorrect asset lives.  The restatement adjustments properly record equipment disposals and depreciation expense in the correct amounts and periods.

•                  Other items – In addition to the adjustments described above, TDS recorded a number of other adjustments to correct and record revenues, expenses and equity in earnings of unconsolidated entities in the periods in which such revenues, expenses and equity in earnings of unconsolidated entities were earned or incurred. Adjustments were also made to correct certain balance sheet amounts, including corrections to purchase price accounting for certain acquisitions prior to 2003.  These individual adjustments were not material.

In connection with the restatement, TDS concluded that certain material weaknesses existed in its internal control over financial reporting.  See Part II – Item 9A “Controls and Procedures.”

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety.  However, this Form 10-K/A amends and restates only Items 1, 2, 6, 7, 7A, 8, 9A and 15 of the Original Form 10-K, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying consolidated financial statements, and no other information in the Original Form 10-K is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-K, or to modify or update those disclosures affected by other subsequent events.  In particular, forward-looking statements included in the Form 10-K/A represented management’s views as of the date of filing of the Original Form 10-K for the year ended December 31, 2005 on July 28, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by TDS’s principal executive officer and principal financial officer are being filed with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.  In addition, Exhibits 23.1 and 23.2 have been amended to contain currently-dated consents of independent registered public accounting firms.

CROSS REFERENCE SHEET

AND

TABLE OF CONTENTS

		Page Number or Reference(1)
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	49
Item 1B.	Unresolved Staff Comments	60
Item 2.	Properties	60
Item 3.	Legal Proceedings	60
Item 4.	Submission of Matters to a Vote of Security Holders	60

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	61	(2)
Item 6.	Selected Financial Data	61	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61	(5)
Item 8.	Financial Statements and Supplementary Data	62	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	66

Part III
Item 10.	Directors and Executive Officers of the Registrant	67	(7)
Item 11.	Executive Compensation	67	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67	(9)
Item 13.	Certain Relationships and Related Transactions	67	(10)
Item 14.	Principal Accountant Fees and Services	67	(11)

Part IV
Item 15.	Exhibits and Financial Statement Schedules	68

(1)

Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2005 (“Annual Report”) and from Exhibit 99.1 hereto, which includes portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2006 Annual Meeting of Shareholders (“Proxy Statement”).

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

On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly in March 2006, Carroll Wireless received a full refund of the amount previously paid to the FCC with respect to the Walla Walla license. See “Wireless Systems Development – Auction 58” for further discussion of U.S. Cellular and Carroll Wireless’s obligations pursuant to Auction 58.

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

Sales and Exchanges of Wireless Interests.On December 19, 2005, U.S. Cellular completed an exchange of certain wireless interests and operations pursuant to an agreement with ALLTEL Communications, Inc.  Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $58.1 million in cash, including a preliminary working capital adjustment. U.S. Cellular recorded a pre-tax gain of $44.7 million on the exchange.  The gain represented the excess of the fair value of the assets acquired and liabilities assumed over the sum of cash and net carrying value of assets and liabilities delivered in the exchange.

In addition, in 2005 U.S. Cellular purchased a controlling interest in one wireless property and certain minority interests in wireless markets in which it already owned a controlling interest for $6.9 million in cash.

Pending Wireless Matter.U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses and operates certain wireless markets in southern Minnesota. U.S. Cellular accounts for this interest using the equity method. This interest is convertible into an interest of approximately 11% in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin.

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

By letter dated December 30, 2005, Midwest Wireless Holdings was advised on behalf of U.S. Cellular that U.S. Cellular was entitled to exercise certain rights of first refusal with respect to Midwest Wireless Holdings’ interest in Midwest Wireless Communications and demanded that Midwest Wireless Holdings take all steps to afford U.S. Cellular its rights of first refusal.  On January 12, 2006, U.S. Cellular filed a lawsuit against Midwest Wireless Holdings and Midwest Wireless Communications seeking, among other things, to enforce such rights.  On January 25, 2006, Midwest Wireless Holdings and Midwest Wireless Communications filed an answer denying U.S. Cellular’s claims, alleging counterclaims of breach of contract and tortious interference with contractual relations and asking for declaratory relief and unspecified damages and costs. A trial on the merits of U.S. Cellular’s claim to be entitled to first refusal rights was held from May 10-12, 2006.  On June 7, 2006, the court denied U.S. Cellular’s right of first refusal.  As a result of the court’s ruling the counterclaims have been rendered moot.

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

The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $24.9 million at December 31, 2005.

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

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)

Markets Currently Consolidated or Which Are Expected To Be Consolidated

MIDWEST MARKET AREA:
Chicago Major Trading Area/Michigan
Chicago, IL-IN-MI-OH 20MHz B Block MTA # (3) (4)
Kalamazoo, MI 20MHz A Block # (5)
Battle Creek, MI 20MHz A Block # (5)
Jackson, MI 10MHz A Block # (5)
		13,065,000

Wisconsin/Minnesota
Minneapolis-St. Paul, MN-WI 10 MHz C Block # (6)	90.00%
Milwaukee, WI
Madison, WI	92.50
Columbia (WI 9)
Appleton, WI
Wood (WI 7)
Rochester, MN 10MHz F Block #
Vernon (WI 8)
Green Bay, WI
Racine, WI	96.08
Kenosha, WI	99.32
Janesville-Beloit, WI
Door (WI 10)
Sheboygan, WI
La Crosse, WI	97.21
Trempealeau (WI 6) (3)
Pierce (WI 5) (3)
Madison, WI 10MHz F Block #
Milwaukee, WI 10MHz D Block #
Milwaukee, WI 10MHz F Block # (6) (7)	90.00
		8,207,000

Illinois/Indiana
Indianapolis, IN 10MHz F Block # (5)
Peoria, IL
Rockford, IL
Jo Daviess (IL 1)
Bloomington-Bedford, IN 10MHz B Block # (5)
Terre Haute, IN-IL 20MHz B Block #
Carbondale-Marion, IL 10MHz A Block/10MHz D Block # (5)
Adams (IL 4) *
Mercer (IL 3)
Miami (IN 4) * (8)	85.71
Muncie, IN 10MHz B Block # (5)
Anderson, IN 10MHz B Block # (5)

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)

Lafayette, IN 10MHz B Block #
Columbus, IN 10MHz B Block # (5)
Warren (IN 5) *	33.33
Mount Vernon-Centralia, IL 10MHz A Block #
Kokomo-Logansport, IN 10MHz B Block #
Richmond, IN 10MHz B Block # (5)
Vincennes-Washington, IN-IL 10MHz B Block # (5)
Marion, IN 10MHz B Block #
Alton, IL *
Bloomington, IL 10MHz E Block/10MHz F Block # (7)
Bloomington-Bedford, IN 10MHz C Block # (6) (7)	90.00
Champaign-Urbana, IL 10MHz E Block/F Block # (7)
Columbus, IN 10MHz C Block # (6) (7)	90.00
Danville, IL-IN 15MHz C Block # (7)
Decatur-Effingham, IL 10MHz E Block/10MHz F Block # (7)
Galesburg, IL 30MHz C Block # (7)
Indianapolis, IN 10MHz C Block # (6) (7)	90.00
Jacksonville, IL 10MHz F Block # (7)
Lafayette, IN 10MHz C Block # (6) (7)	90.00
LaSalle-Peru-Ottawa-Streator, IL 10MHz C Block/10 MHz F Block # (7)
Marion, IN 10MHz F Block # (6) (7)	90.00
Mattoon, IL 10MHz E Block/10MHz F Block # (7)
Peoria, IL 10MHz C Block/10 MHz E Block # (7)
Rockford, IL 10MHz E Block # (7)
Springfield, IL 10MHz E Block/10MHz F Block # (7)
		5,230,000

Iowa/Illinois/Nebraska/South Dakota
Des Moines, IA
Davenport, IA-IL
Sioux City, IA-NE-SD 10MHz F Block # (5)
Cedar Rapids, IA	96.76
Humboldt (IA 10)
Iowa (IA 6)
Muscatine (IA 4)
Waterloo-Cedar Falls, IA	93.03
Iowa City, IA
Hardin (IA 11)
Jackson (IA 5)
Kossuth (IA 14)
Lyon (IA 16)
Dubuque, IA	97.55
Mitchell (IA 13)
Audubon (IA 7)
Union (IA 2)
Fort Dodge, IA 10MHz D Block # (5)
Burlington, IA-IL-MO 10MHz E Block #
Clinton, IA-IL 10MHz E Block #
Davenport, IA-IL 10MHz E Block #
Des Moines, IA 10MHz D Block #
Iowa City, IA 10MHz E Block #
Ottumwa, IA 10MHz E Block #
		2,736,000

Nebraska/Iowa
Omaha, NE-IA 10 MHz A Block #
Lincoln, NE 10MHz F Block #
Boone (NE 5)
Knox (NE 3)

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)

Keith (NE 6)
Hall (NE 7)
Cass (NE 10)
Adams (NE 9)
Mills (IA 1)
Chase (NE 8)
Grant (NE 4)
Cherry (NE 2)
Omaha, NE-IA 10MHz E Block # (5) (7)
		1,832,000
TOTAL MIDWEST MARKET AREA		31,070,000

SOUTHWEST MARKET AREA:
Texas/Oklahoma/Missouri/Kansas/Arkansas
Oklahoma City, OK 10MHz F Block #
Tulsa, OK *
Wichita, KS 10MHz A Block # (5)
Fayetteville-Springdale, AR 10MHz A Block # (5)
Fort Smith, AR-OK 10MHz A Block # (5)
Seminole (OK 6)
Garvin (OK 9)
Reno (KS 14)
Joplin, MO *
Elk (KS 15) * (8)	75.00
Wichita Falls, TX *	78.45
Ellsworth (KS 8)
Marshall (KS 4)
Barton (MO 14)
Franklin (KS 10)
Lawton, OK *	78.45
Nowata (OK 4) * (3)
Lawrence, KS 10MHz E Block # (5)
Jackson (OK 8) *	78.45
Enid, OK 10MHz C Block #
Haskell (OK 10)
Stillwater, OK 10MHz F Block #
Morris (KS 9)
Jewell (KS 3)
Ponca City, OK 30MHz C Block #
Hardeman (TX 5) * (3)	78.45
Briscoe (TX 4) * (3)	78.45
Beckham (OK 7) * (3)	78.45
Oklahoma City, OK 10MHz C Block # (6) (7)	90.00
		5,891,000

Missouri/Illinois/Kansas/Arkansas
St. Louis, MO-IL 10MHz A Block #
Springfield, MO 20MHz A Block #
St. Joseph, MO-KS 10MHz E Block #
Cape Girardeau-Sikeston, MO-IL 10MHz A Block/10MHz D Block # (5)
Moniteau (MO 11)
Columbia, MO *
Poplar Bluff, MO-AR 10MHz A Block # (5)
Stone (MO 15)
Laclede (MO 16)
Rolla, MO 10MHz A Block #
Washington (MO 13)
Callaway (MO 6) *
Sedalia, MO 10MHz C Block #

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)

Schuyler (MO 3)
Shannon (MO 17)
Linn (MO 5) (3)
Jefferson City, MO 10MHz A Block #
Columbia, MO 10MHz A Block #
Harrison (MO 2) (3)
West Plains, MO-AR 10MHz C Block # (6)	90.00
		4,828,000
TOTAL SOUTHWEST MARKET AREA		10,719,000

MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina
Charlotte-Gastonia, NC-SC 10 MHz C Block # (6)	90.00
Harnett (NC 10)
Hickory-Lenoir-Morganton, NC 10 MHz C Block # (6)	90.00
Rockingham (NC 7)
Northampton (NC 8)
Greenville (NC 14)
Greene (NC 13)
Hoke (NC 11)
Wilmington, NC	98.82
Chesterfield (SC 4)
Chatham (NC 6)
Sampson (NC 12)
Jacksonville, NC	97.57
Camden (NC 9)
		5,297,000

Virginia/North Carolina
Greensboro, NC 10 MHz C Block # (6)	90.00
Roanoke, VA
Giles (VA 3)
Bedford (VA 4)
Ashe (NC 3)
Charlottesville, VA	95.37
Lynchburg, VA
Staunton-Waynesboro, VA 15 MHz C Block # (6)	90.00
Danville, VA-NC 10 MHz F Block # (6)	90.00
Buckingham (VA 7)
Tazewell (VA 2) (3)
Bath (VA 5)
		2,858,000

West Virginia/Maryland/Pennsylvania
Monongalia (WV 3) *
Raleigh (WV 7) *
Grant (WV 4) *
Hagerstown, MD *
Tucker (WV 5) *
Cumberland, MD *
Bedford (PA 10) * (3)
Garrett (MD 1) *
		1,170,000
TOTAL MID-ATLANTIC MARKET AREA		9,325,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Portland-Brunswick, ME 10MHz A Block #
Burlington, VT 10MHz D Block #
Manchester-Nashua, NH	96.66

	Current or
	Future
	Percentage	2004 Total
Market Area/Market	Interest (1)	Population (2)

Carroll (NH 2)
Coos (NH 1) *
Kennebec (ME 3)
Bangor, ME	97.57
Somerset (ME 2)
Addison (VT 2) * (3)
Lewiston-Auburn, ME	88.45
Oxford (ME 1)
Washington (ME 4) *
Rutland-Bennington, VT 10MHz D Block #
Lebanon-Claremont, NH-VT 10MHz A Block # (5)
Burlington, VT 10MHz E Block # (5) (7)
Portland-Brunswick, ME 10MHz C Block # (6) (7)	90.00
TOTAL MAINE/NEW HAMPSHIRE/ VERMONT MARKET AREA		2,819,000

NORTHWEST MARKET AREA:
Oregon/California
Coos (OR 5)
Crook (OR 6) *
Del Norte (CA 1)
Medford, OR *
Mendocino (CA 9)
Modoc (CA 2)
		1,120,000

Washington/Oregon
Yakima, WA *	87.81
Richland-Kennewick-Pasco, WA *
Pacific (WA 6) *
Umatilla (OR 3) *
Okanogan (WA 4)
Kittitas (WA 5) * (3)	98.24
Hood River (OR 2) *
Skamania (WA 7) *
		1,112,000
TOTAL NORTHWEST MARKET AREA		2,232,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:
Knoxville, TN *
Asheville, NC *
Asheville-Hendersonville, NC 10MHz C Block # (6)	90.00
Henderson (NC 4) * (3)
Bledsoe (TN 7) * (3)
Hamblen (TN 4) * (3)
Cleveland, TN 10MHz C Block #
Yancey (NC 2) * (3)
TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA		1,741,000

Other Markets:
Jefferson (NY 1) *	60.00
Franklin (NY 2) *	57.14
Total Other Markets		474,000
Total Consolidated Markets		58,380,000

Market Area/Market	2004 Total Population (2)	Current Percentage Interest (1)	Current and Acquirable Population Equivalents (9)
Investment Markets:
Los Angeles/Oxnard, CA *	17,455,000	5.50%	960,000
Oklahoma City, OK *	1,093,000	14.60	160,000
Rochester, MN/Chippewa (MN 7)/Lac Qui Parle (MN 8)/ Pipestone (MN 9)/Le Sueur (MN 10)/ Goodhue (MN 11) * (10)	965,000		147,000
Cherokee (NC 1) *	206,000	50.00	103,000
Others (Fewer than 100,000 population equivalents each)			363,000
Total Population Equivalents in Investment Markets			1,733,000

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

(2)                                  “2004 Total Population” represents the total population of the licensed area in which U.S. Cellular owns or has rights to own an interest, based on 2004 Claritas estimates (without duplication of the population counts of any overlapping licensed areas). In personal communications service licensed areas, this amount represents the portion of the personal communications service licensed areas owned that is not already served by a cellular licensed area in which U.S. Cellular owns a controlling interest. The “2004 Total Population” of those licensed areas included in “Markets Currently Consolidated or Which Are Expected to Be Consolidated” (as defined in Note 1 above) includes rights to acquire licensed areas with a total population of 13,136,000. Excluding the population of these licensed areas to be acquired, U.S. Cellular’s total population was 45,244,000 at December 31, 2005. As of January 6, 2006, U.S. Cellular, through its ownership of Carroll Wireless, had acquired licensed areas that represented 7,594,000 of the 13,136,000 total population remaining to be acquired as of December 31, 2005.

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

(10)                            U.S. Cellular owns approximately 14% of Midwest Wireless Communications, LLC, which holds FCC licenses in these licensed areas. This interest is convertible into an interest of approximately 11% in Midwest Wireless Holdings, LLC, a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through other subsidiaries, also holds FCC licenses and operates certain wireless markets in northern and eastern Iowa and western Wisconsin. In addition, U.S. Cellular owns 49% of an entity which owns approximately 2.9% of Midwest Wireless Holdings. The Current and Acquirable Population Equivalents shown represent an aggregation of the population equivalents U.S. Cellular owns, directly and indirectly, through its interests in Midwest Wireless Communications and Midwest Wireless Holdings. U.S. Cellular’s ownership interests in these licensed areas may be sold pursuant to an agreement between the controlling interest holder in the entity in which U.S. Cellular owns its interests and another third party. See “Wireless Systems Development – Pending of Wireless Matter.”

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

In 2005, U.S. Cellular expanded its roaming agreements with other carriers, which previouslyonly covered voice-related services; to also cover data-related services such as those offered through its easyedgesm suite of products and services, and anticipates expanding these types of roaming agreements to more carriers in the future. U.S. Cellular anticipates that entering into such agreements will provide additional flexibility for its customers and could enhance its future inbound roaming revenue stream.

The following table summarizes certain information about customers and market penetration in U.S. Cellular’s consolidated operations.

	Year Ended or At December 31,
	2005	2004	2003	2002	2001
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	189	175	182	178	168
Total population of markets in service (000s) (2)	45,244	44,391	46,267	41,048	28,632
Customers:
at beginning of period (3)	4,945,000	4,409,000	4,103,000	3,461,000	3,061,000
net acquired (divested) during period (4)	60,000	(91,000)	(141,000)	332,000	46,000
additions during period (3)	1,540,000	1,557,000	1,357,000	1,244,000	1,095,000
disconnects during period (3)	(1,063,000)	(930,000)	(910,000)	(934,000)	(741,000)
at end of period (3)	5,482,000	4,945,000	4,409,000	4,103,000	3,461,000
Market penetration at end of period (5)	12.12%	11.14%	9.53%	10.00%	12.09%

	Year Ended or At December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated revenues	$3,030,765	$2,806,418	$2,577,810	$2,196,142	$1,894,403
Depreciation expense	465,097	454,654	376,931	313,215	237,180
Amortization and accretion expense	45,390	47,910	57,564	39,161	63,883
Operating income	231,197	162,583	106,532	275,217	316,102
Capital expenditures	576,525	636,097	630,864	732,376	503,399
Business segment assets	$5,416,233	$5,171,213	$4,963,839	$4,802,297	$3,795,392

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

Wireless Services.  U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans which are designed to fit different usage patterns and customer needs. The ability to help a customer find the right technology and the right pricing plan is central to U.S. Cellular’s brand positioning. U.S. Cellular generally offers local- and national consumer plans that can be tailored to a customer’s needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes, enabling the customer to get more value for their money. Business rate plans are offered to companies to meet their unique needs. U.S. Cellular’s national rate plans price all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular offers a hybrid service plan, TalkTracker®, which includes packages of minutes for a monthly fee. In 2005, U.S. Cellular discontinued certain types of prepaid service plans.

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

Recent Events - E-911.  There are certain ongoing regulatory proceedings before the FCC which are of particular importance to the wireless industry. In one proceeding, the FCC has imposed enhanced wireless 911, or E-911, regulations on wireless carriers. The rules require wireless carriers to provide increasingly detailed information about the location of E-911 callers in two phases. The obligation of a wireless carrier to provide this information is triggered by a qualifying request from state or local public safety agencies that handle 911 calls in the markets served by the wireless carrier. In phase one, which has been required since April 1998, wireless carriers are required to identify the location of the cell site from which a wireless call has been made and the E-911 caller’s phone number. U.S. Cellular has provided this information on a timely basis in compliance with the FCC’s rules in most but not all of its markets.

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

The FCC’s E-911 rules also required that 100 percent of all new digital handsets sold or otherwise activated by wireless carriers, including U.S. Cellular, be Global Positioning System-compliant by December 31, 2002.  The FCC’s E911 rules also required that 95 percent of all handsets in use on U.S. Cellular’s network be GPS-compliant by December 31, 2005; in December 2005, U.S. Cellular filed a request for a limited waiver of the FCC’s 95 percent requirement. The FCC has not acted on U.S. Cellular’s request.  Accordingly, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset rules.

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

Recent Events—Reciprocal Compensation.Since 1996, FCC rules have generally required symmetrical and reciprocal compensation, that is, payment at the same rate, for interconnecting wireless and local exchange facilities.  Asymmetrical rates can be set if carrier costs justify such rates. In the absence of an order by a state public utilities commission establishing carrier interconnection costs, rates can be set in accordance with FCC default ”proxy” rates or carriers may agree not to compensate each other, a so called “bill and keep” arrangement. The states have jurisdiction over such interconnection proceedings. In February 2005, the FCC adopted an order finding that state ”wireless termination tariffs,” which certain local wireline carriers had sought to impose in the absence of interconnection agreements with wireless carriers, were unlawful. The order applied prospectively and required the negotiation of interconnection agreements to set rates. It also clarified that wireline carriers may request such agreements from wireless carriers, as well as vice versa, which had not been clear under the rules.

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

Recent Events – Hearing Aid Compatibility. In September, 2005, FCC rules requiring that digital wireless handsets be compatible with certain types of hearing aids became applicable to U.S. Cellular.  U.S. Cellular is compliant with those requirements and expects to comply with future hearing aid requirements.

Recent Events – Automatic Roaming.  In November, 2005, comments were filed concerning whether the FCC should adopt a rule requiring wireless carriers to allow other wireless carriers’ customers to “roam” on their systems “automatically,” that is by prior agreement between carriers.  It is argued that without this protection, smaller and regional carriers will be at a competitive disadvantage relative to the national carriers.  An FCC decision is expected in 2006.

Recent Events – Truth in Billing. On March 18, 2005, the FCC released an Order and Notice of Proposed Rulemaking (“NPRM”) which adopted rules to regulate the wording of wireless carrier bills but did not adopt the more extensive rules requested by the National Association of State Utility Consumer Advocates (“NASUCA”). The order also preempted state regulation of wireless billing. The NPRM, upon which the FCC has not acted, will impose additional requirements on wireless billing. The order became effective on August 25, 2005, and is now the subject of courts appeal by NASUCA and other parties. Any reversal of the FCC action by the courts would be adverse to wireless carriers.

Recent Events — Early Termination Fees.  On May 18, 2005, the FCC issued two public notices seeking comment on whether wireless “early termination fees” are to be considered a “rate” under Section 332 of the Act and thus exempt from state regulation and/or state consumer class action or other lawsuits.  FCC action is expected in 2006, and it would be in the interest of wireless carriers for the FCC to rule that such fees are in fact a wireless “rate.”

Recent Events—Outage Reporting.  The FCC has adopted rules, which took effect in January, 2005, which require wireless carriers to report system “outages” affecting more than 30,000 customers for more than 30 minutes.  Previously wireless carriers had not been subject to such requirements.  U.S. Cellular is in compliance with the new requirements.

Recent Events — Public Safety Frequency Interference.  Cellular licensees and public safety entities operate on neighboring frequencies in the 800 megahertz band. The FCC has adopted new rules which require cellular telephone licensees to notify potentially affected public safety agencies which request such notice of the construction of new cell sites or modification of existing cell sites prior to the time such cell sites are placed in operation. Also, as part of those rules,  the FCC has adopted a new technical standard for determining when wireless systems are causing “unacceptable interference” to public safety licensees and new procedures for resolving interference complaints. U.S. Cellular has instituted procedures to comply with these new rules.

Recent Events — Customer Proprietary Network Information (“CPNI”).  FCC rules require all carriers to safeguard the CPNI of their customers and prevent its disclosure to any person not authorized by the customer to possess such information. CPNI is information relating to a customer’s telephone usage, such as numbers called and numbers from which calls were received. Wireless carriers may themselves use CPNI to market additional wireless services to customers without their prior consent but must obtain such consent to market non-wireless services. The CPNI issue has become prominent recently in light of disclosures of unauthorized persons coming into possession, through fraudulent means, of the customer telephone records of certain wireless carriers and then selling such information. The FCC and United States Congress are now considering additional regulatory and legislative action to safeguard CPNI. U.S. Cellular has had procedures in place to protect customer CPNI from unauthorized disclosure in the past, but has updated those procedures to ensure compliance with all relevant CPNI requirements.

Recent Events – Migratory Birds. For some years, conservation groups have sought FCC action concerning the alleged harm done by FCC licensed towers to migratory birds. The FCC has not acted on these requests. On April 12, 2006, the FCC denied a request from those groups that it require the preparation of retroactive environmental assessments for thousands of towers previously constructed in the Gulf Coast region. However, the FCC also at that time stated it would adopt a Notice of Proposed Rulemaking later in 2006 dealing with migratory bird issues. Moreover, a petition for writ of mandamus asking court action to compel the FCC to act on migratory bird issues is pending in the Court of Appeals, which heard oral arguments concerning it on April 6, 2006. Any action by the FCC to restrict tower construction owing to concern over migratory birds would be unfavorable to U.S. Cellular and other wireless carriers.

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

Several other cases alleging injury are pending as are class action cases alleging that wireless telephones increase the risk of adverse health effects unless they are used with headsets.  In March 2005, the U.S. Court of Appeals for the Fourth Circuit reversed a lower court’s decision in the case of Pinney v. Nokia, et al., whichhad dismissed five class action lawsuits alleging that the wireless industry had endangered consumers by selling mobile phones without headsets.  The court found that the federal court did not have the jurisdiction over the claims in four of the cases and held that the state law claims were not pre-empted by federal law in the fifth case. In October, 2005, the U.S. Supreme Court declined to review the Fourth Circuit decision.

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

The use of national advertising and promotional programs by the near-national wireless operators may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide service in a particular market. U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network. If U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular will incur roaming charges for calls made in portions of the calling area which are not part of its network, thereby increasing its cost of operations.

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

The following table summarizes certain information regarding TDS Telecom’s incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) telephone and Internet operations:

	Year Ended or At December 31,
	2005	2004	2003	2002	2001
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands)
ILEC Equivalent Access Lines (1)	735,300	730,400	722,200	711,200	678,300
% Residential	75.4%	74.8%	74.6%	74.9%	74.8%
% Business (nonresidential)	24.6%	25.2%	25.4%	25.1%	25.2%
CLEC Equivalent Access Lines (1)	448,600	426,800	364,800	291,400	192,100
Dial-up Internet Customers:
ILEC	90,700	101,300	112,900	117,600	117,500
CLEC	14,200	18,200	22,200	24,700	13,700
Digital Subscriber Line Customers:
ILEC	65,500	41,900	23,600	9,100	2,200
CLEC	36,400	29,000	20,100	11,800	6,800
ILEC Long Distance Customers (2)	321,500	295,000	230,500	197,500	125,300
Consolidated:
Total revenues	$904,085	$880,145	$862,988	$801,530	$694,215
Depreciation and amortization expense	165,616	170,014	163,399	159,291	149,361
Operating income	160,725	37,070	151,287	105,408	118,874
Construction expenditures	124,610	138,247	139,218	168,405	196,816
Business segment assets	$1,864,835	$1,961,331	$2,076,948	$2,109,349	$1,744,956
ILEC:
Total revenues	$669,724	$658,330	$653,038	$626,865	$576,850
Depreciation and amortization expense	135,178	131,665	130,036	130,232	131,787
Operating income	168,933	183,178	177,144	167,651	161,455
Construction expenditures	97,493	103,069	111,924	116,486	99,866
Business segment assets	$1,703,443	$1,807,044	$1,838,818	$1,860,685	$1,529,526
CLEC:
Total revenues	$239,341	$226,259	$213,800	$177,166	$119,282
Depreciation and amortization expense	30,438	38,349	33,363	29,059	17,574
Operating (loss)	(8,208)	(146,108)	(25,857)	(62,243)	(42,581)
Construction expenditures	27,117	35,178	27,294	51,919	96,950
Business segment assets	161,392	154,287	238,130	248,664	215,430
Intra-company Revenue Elimination	$(4,980)	$(4,444)	$(3,850)	$(2,501)	$(1,917)

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

Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including TDS Telecom, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. TDS Telecom is substantially in compliance with the requirements of such act.  However, issues exist as to the applicability of such act to transmissions of “packet data” and other “information services.”  TDS Telecom will attempt to comply with the act’s “information service” requirements as they are clarified and become applicable.  In August, 2004, the FCC released a Notice of Proposed Rulemaking which proposed new requirements with respect to “packet data” under this statute.  In September 2005, the FCC held that the obligations of CALEA apply to facilities-based broadband Internet access providers and providers of interconnected (VoIP) service.  The U.S. Court of Appeals for the D.C. Circuit upheld that decision in June 2006.

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

These assets are classified for financial reporting purposes as available-for-sale securities. The market value of these investments aggregated $2,531.7 million at December 31, 2005, and $3,398.8 million at December 31, 2004. As of December 31, 2005, the unrealized holding gain, net of tax included in accumulated other comprehensive income totaled $578.3 million. This amount was $1,077.7 million at December 31, 2004.

Deferred taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and are included in deferred tax liabilities on the balance sheet. Such deferred tax liabilities totaled $890.1 million at December 31, 2005, and $1,263.2 million at December 31, 2004.   These deferred tax liabilities are partially offset by deferred tax assets for the derivatives of $185.7 million at December 31, 2005 and $487.2 million at December 31, 2004.

Subsidiaries of TDS and U.S. Cellular have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries. The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the cost basis of the securities.

Under the terms of the forward contracts, subsidiaries of TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically contractually adjusted for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

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

Restatement. As discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A, TDS and its audit committee concluded on November 6, 2006, that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its consolidated financial statements and financial information for each of the three years in the period ended December 31, 2005, including quarterly information for 2005 and 2004, and certain selected financial data for 2002.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements and financial information included therewith. The restatement adjustments include adjustments related to TDS’s prepaid forward contracts.

In reviewing the accounting and disclosure of its prepaid forward contracts, TDS concluded that its continued designation of the embedded collars within the forward contracts as cash flow hedges of the forecasted future sales of marketable equity securities was not appropriate.  TDS did not contemporaneously de-designate, re-designate and assess hedge effectiveness when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities in 2004, 2003 and 2002.  As a result, the embedded collars no longer qualified for cash flow hedge accounting treatment upon the modification of the terms of the collars for changes in dividend rates and, from that point forward, must be accounted for as derivative instruments that do not qualify for cash flow hedge accounting treatment.  Accordingly, all changes in the fair value of the embedded collars from the time of the modification of each collar must be recognized in the statement of operations.  The restatement adjustments primarily represent reclassifications of unrealized gains or losses related to changes in the fair value of the embedded collars from other comprehensive income or loss, included in common stockholders’ equity, to the statement of operations.

Employees

TDS enjoys satisfactory employee relations. As of June 30, 2006, approximately 11,500 persons were employed by TDS, 110 of whom are represented by unions.

Item 1A.  Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K/A (“Form 10-K/A”), including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K/A.  However, the factors described under “Risk Factors” are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K/A to understand the material risks relating to TDS’s business.

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

TDS has reported amounts with respect to future contractual obligations under the caption “Contractual Obligations” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K/A.   The actual amounts disbursed in the future may differ materially from these currently reported amounts due to various factors, including early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments.

Changes in accounting standards or TDS’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates, including those described under TDS’s Application of Critical Accounting Policies and Estimates, could have an adverse effect on TDS’s financial condition or results of operations.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.  TDS has described certain critical accounting policies and estimates under the caption “Critical Accounting Policies and Estimates” in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K/A.  Changes in accounting standards or TDS’s accounting policies, estimates and/or in the assumptions underlying the accounting estimates could have an adverse effect on TDS’s financial condition and results of operations.

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

As part of TDS’s operating strategy, TDS may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment.  The acquisition of additional businesses will depend on TDS’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions.  TDS will also be subject to competition for suitable acquisition candidates.  Any acquisitions, if made, could divert the resources and management time of TDS and would require integration with TDS’s existing business operations and services.  As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to TDS or would be successfully integrated into TDS’s operations.  These transactions commonly involve a number of risks, including :

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

TDS’s customers can access another carrier’s analog cellular or digital system automatically only if the other carrier allows TDS’s customers to roam on its network. TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of TDS’s network footprint.  Though TDS has a long-term agreement with its key roaming partner, in general these agreements are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. Some competitors may be able to obtain lower roaming rates than TDS because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own network. In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service TDS provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and TDS’s customers may not be able to use some of the advanced features, such as voicemail notification, or data applications that the customers enjoy when making calls within TDS’s network.   In addition, TDS’s wireless “CDMA” and “CDMA 1XRTT” technology is not compatible with certain other technologies used by certain other carriers, such as GSM and GPRS, limiting the ability of TDS to enter into roaming agreements with such other carriers.  TDS’s roaming partners could switch their business to new operators, or over time, to their own networks. Changes in roaming usage patterns, rates per roaming minute of use and relationships with carriers whose customers generate roaming minutes of use on TDS’s network all could have an adverse effect on TDS’s revenues and revenue growth.

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

Financial difficulties of TDS’s key suppliers or vendors, or termination or impairment of TDS’s relationships with such suppliers or vendors, could result in a delay or termination of TDS’s receipt of equipment or services, which could adversely affect TDS’s business and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, TDS is required to furnish a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of its Form 10-K/A filed with the SEC. The independent auditors of TDS are required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting.  TDS management is also required to report on the effectiveness of TDS’s disclosure controls and procedures.  As disclosed in this Form 10-K/A, TDS management has identified material weaknesses in internal control over financialreporting and, accordingly, has determined that internal control over financial reporting was not effective at December 31, 2005.  Reference is made to Item 9A of this Form 10-K/A for a description of such material weaknesses and deficiencies in theeffectiveness of internal control over financial reporting.  Suchmaterial weaknesses and deficiencies in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations.  Further, if TDS does not remediate any known material weaknesses, it could be subject to sanctions or investigation by regulatory authorities such as the SEC, it could fail to timely meet its regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on TDS’s business, financial condition or results of operations.

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

TDS’s ability to implement and execute its operating strategies and as a result, achieve desired financial results, could be affected by various challenges.  These challenges include overall industry-related factors and other factors which are more specific to TDS, such as changes in regulation, industry-wide competition, changes in technology, effectiveness of TDS’s information technology systems and other risks and uncertainties, including those discussed herein.  If TDS does not successfully manage such challenges, its business, financial condition or results of operations could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The property of TDS consists principally of switching and cell site equipment related to wireless telephone operations; and telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to land-line telephone operations. As of December 31, 2005, TDS’s property, plant and equipment, net of accumulated depreciation, totaled $3,529.8 million; $2,553.0 million at U.S. Cellular, $945.9 million at TDS Telecom and $30.8 million at Corporate and Suttle Straus.

The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for TDS’s business operations. The properties of the operating telephone subsidiaries are subject to the lien of the mortgages securing the funded debt of such companies. Said mortgages have been repaid (see “Wireless Operation-Incumbent Local Exchange Carrier – Federal Financing”) and the associated liens are in the process of being released. TDS leases most of its offices and transmitter sites used in its wireless business and owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its wireline telephone operations. All of TDS’s cell and transmitter sites and telephone lines are located either on private or public property. Locations on private land are by virtue of easements or other arrangements.

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

TDS PURCHASES OF COMMON SHARES

Period	(a) Total Number of Common Shares Purchased	(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – 31, 2005	—	$—	—	824,300
November 1 – 30, 2005	—	—	—	824,300
December 1 – 31, 2005	—	—	—	824,300
Total for or as of end of the quarter ended 12/31/05	—	$—	—	824,300

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

Item 6.  Selected Financial Data

Incorporated by reference from Exhibit 13, to this Form 10-K/A, Annual Report section entitled “Selected Consolidated Financial Data,” except for ratios of earnings to fixed charges, which are incorporated herein by reference from Exhibit 12 to this Form 10-K/A.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from Exhibit 13, to this Form 10-K/A, Annual Report section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13, to this Form 10-K/A, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13, to this Form 10-K/A, Annual Report sections entitled “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows,” “Consolidated Balance Sheets,” “Consolidated Statements of Common Stockholders’ Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Controls Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting (Restated)

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

Under the supervision and with the participation of TDS’s management, including its Chief Executive Officer and Chief Financial Officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified the following material weaknesses in TDS’s internal control over financial reporting as of December 31, 2005:

1.               TDS did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of TDS’s operations and transactions. Further, TDS did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with accounting principles generally accepted in the United States of America (GAAP).  This control deficiency contributed to the material weaknesses discussed in items 2, 3, 4, 5 and 6 below and the restatement of TDS’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 and 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

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

3.               TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, TDS did not have effective controls designed and in place to accurately calculate income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 and 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

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

5.               TDS did not maintain effective controls over accounting for prepaid forward contracts and related bifurcated embedded derivative instruments.  Specifically, effective controls were not designed and in place to de-designate, re-designate and assess hedge effectiveness of the bifurcated embedded collars within the forward contracts as cash flow hedges of marketable equity securities when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities.  This control deficiency affected other comprehensive income on the consolidated balance sheet and fair value adjustments of derivative instruments and income tax expense on the consolidated statement of operations.  This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

6.               TDS did not maintain effective controls over its accounting for property, plant and equipment.  Specifically, effective controls were not designed and in place to ensure accurate recording of transfers and disposals of equipment.  This control deficiency affected depreciation expense, property, plant and equipment and accumulated depreciation.  This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

Management has excluded the Kansas and Nebraska wireless markets (“markets”) acquired from a subsidiary of ALLTEL Corporation from its assessment of internal control over financial reporting as of December 31, 2005 because the markets were acquired by TDS in a purchase business combination during December 2005. The markets are wholly owned subsidiaries whose total assets and total revenues represent 1.7% and 0.1%, respectively, of the corresponding balances reflected in the consolidated financial statements as of and for the year ended December 31, 2005.

As a result of the material weaknesses identified, management has determined that TDS did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO.  Management had previously concluded that TDS did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weaknesses described in items 1 through 4 above. In connection with the restatement discussed under the heading “Restatement” in Note 1 to the consolidated financial statements, management determined that additional material weaknesses related to accounting for prepaid forward contracts and related derivative instruments as described in item 5 above, and accounting for property, plant and equipment as described in item 6 above, existed as of December 31, 2005.  Accordingly, management has restated this report on internal control over financial reporting to include these additional material weaknesses.

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

•                  Forward contracts and related derivative instruments – TDS will enhance controls related to derivative instrument transactions. TDS has engaged external financial reporting advisors to provide expertise related to forward contracts, derivative instruments and hedge accounting on an ongoing basis.  More specifically, the financial reporting advisors will provide training designed to ensure that all relevant personnel involved in derivative instrument transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  Until internal personnel are trained, the financial reporting advisors will consult on any forward contracts and derivative instrument transactions.

•                  Property, plant and equipment –TDS has begun implementation of a new fixed assets management system.  This system and supporting processes and procedures, including a cycle count program covering cell sites and switches, will improve controls related to accounting and reporting for property, plant and equipment, including controls related to disposals and transfers of decommissioned assets.

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

Solely for purposes of updating the foregoing disclosure, the following information is provided. There were certain changes to TDS’s internal control over financial reporting subsequent to the quarter ended December 31, 2005.  These changes include the resignation of TDS’s Vice President and Assistant Controller in February 2007, and the reorganization of responsibilities as a result thereof.  Subject to such changes, TDS believes that the foregoing disclosures continue to be correct in all material respects.

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

10.8

Telephone and Data Systems, Inc. 2006 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and Telephone and Data Systems, Inc. dated November, 25 2005 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated November, 25 2005.

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

Exhibit Number	Description of Document
10.18	Summary of Employment Agreement with James Barr III is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on 8-K dated March, 6, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Telephone and Data Systems, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated July 28, 2006, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is February  23, 2007, incorporated by reference in Item 8 of this Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 1 to the financial statement schedule, the Company restated its financial statement schedule for the years ended December 31, 2005 and 2004.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

July 28, 2006, except for Note 1 as to which the date is February 23, 2007

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description Column A	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
(Dollars in thousands)	Column B	Column C-1	Column C-2	Column D	Column E

For the Year Ended December 31, 2005
Deducted from deferred tax asset:
For unrealized net operating losses (As Restated)	$(36,654)	$2,513	$(9,536)	$—	$(43,677)
Deducted from accounts receivable:
For doubtful accounts	(17,487)	(46,427)	—	43,094	(20,820)
For the Year Ended December 31, 2004
Deducted from deferred tax asset:
For unrealized net operating losses (As Restated)	(27,811)	(13,202)	4,359	—	(36,654)
Deducted from accounts receivable:
For doubtful accounts	(24,055)	(56,372)	—	62,940	(17,487)
For the Year Ended December 31, 2003
Deducted from deferred tax asset:
For unrealized net operating losses (As Restated)	(21,934)	(12,351)	6,474	—	(27,811)
Deducted from accounts receivable:
For doubtful accounts	$(40,313)	$(62,353)	$—	$78,611	$(24,055)

Note 1—Restatement

As discussed under the heading “Restatement” in Note 1 to the Consolidated Financial Statements, TDS and its audit committee concluded on November 6, 2006, that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its consolidated financial statements and financial information for each of the three years in the period ended December 31, 2005, including quarterly information for 2005 and 2004, and certain selected financial data for 2002.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the consolidated financial statements and financial information included therewith.

The restatement included a correction to the valuation allowance related to state net operating loss carry forwards for which deferred tax liabilities related to marketable equity securities provide positive evidence supporting reductions to previously established valuation allowances.

The restatement also included corrections to certain cumulative temporary differences that had historically been incorrectly associated with operating license assets which, in this restatement, have been correctly classified as investments in partnership assets.  Deferred tax liabilities associated with operating licenses are not considered in determining an appropriate valuation allowance while deferred tax liabilities associated with investment in partnership assets are considered in determining an appropriate valuation allowance.  This change impacted certain state valuation allowances.  The impact of the restatement for the years ended December 31, 2005, 2004, and 2003 is as follows:

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)

For the Year Ended December 31, 2005
Deducted from deferred tax asset:
For unrealized net operating losses
As Previously Reported	$(55,305)	$466	$(9,535)	$—	$(64,374)
Adjustment	18,651	2,047	(1)	—	20,697
As Restated	(36,654)	2,513	(9,536)	—	(43,677)

For the Year Ended December 31, 2004
Deducted from deferred tax asset:
For unrealized net operating losses
As Previously Reported	(43,006)	(16,658)	4,359	—	(55,305)
Adjustment	15,195	3,456	—	—	18,651
As Restated	(27,811)	(13,202)	4,359	—	(36,654)

For the Year Ended December 31, 2003
Deducted from deferred tax asset:
For unrealized net operating losses
As Previously Reported	(34,635)	(14,845)	6,474	—	(43,006)
Adjustment	12,701	2,494	—	—	15,195
As Restated	$(21,934)	$(12,351)	$6,474	$—	$(27,811)

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

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands)

	General Partner	Limited Partners
				United States	Total
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	Cellular Corporation	Partners Capital
BALANCE—January 1, 2003	$590,290	$624,234	$180,038	$81,164	$1,475,726
Distributions	(211,461)	(223,620)	(64,495)	(29,076)	(528,652)
Net income	217,165	229,652	66,236	29,860	542,913
BALANCE—December 31, 2003	595,994	630,266	181,779	81,948	1,489,987
Distributions	(200,000)	(211,500)	(61,000)	(27,500)	(500,000)
Net income	303,763	321,228	92,647	41,769	759,407
BALANCE—December 31, 2004	699,757	739,994	213,426	96,217	1,749,394
Distributions	(280,000)	(296,100)	(85,400)	(38,500)	(700,000)
Net income	379,681	401,512	115,803	52,206	949,202
BALANCE—December 31, 2005	$799,438	$845,406	$243,829	$109,923	$1,998,596

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

*AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless).

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

FCC Licenses - The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas.  The FCC grants licenses for terms of up to ten years.  In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current terms of the Partnership’s FCC licenses expire in February 2006 (the application for renewal has been filed), January 2007, April 2007 and October 2014. The General Partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2005 and 2004.  There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

Valuation of Assets— Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Distributions – The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements   In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of SFAS No. 143.” This interpretation clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Partnership adopted the interpretation on December 31, 2005. The adoption of this interpretation did not have a material impact on the Partnership’s financial statements.

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

Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

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

Telephone and Data Systems, Inc.

By:	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.
President, (Chief Executive Officer)

By:	/s/ KENNETH R. MEYERS
Kenneth R. Meyers
Executive Vice President
(Chief Financial Officer)

By:	/s/ D. Michael Jack
D. Michael Jack
Senior Vice President and Controller
(Principal Accounting Officer)

Dated  February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 23, 2007
LeRoy T. Carlson, Jr.

/s/ LeRoy T. Carlson	Director	February 23, 2007
LeRoy T. Carlson

/s/ KENNETH R. MEYERS	Director	February 23, 2007
Kenneth R. Meyers

/s/ James Barr III	Director	February 23, 2007
James Barr III

/s/ Walter C.D. Carlson	Director	February 23, 2007
Walter C.D. Carlson

/s/ Letitia G.C. Carlson	Director	February 23, 2007
Letitia G.C. Carlson

/s/ Herbert S. Wander	Director	February 23, 2007
Herbert S. Wander

/s/ Donald C. Nebergall	Director	February 23, 2007
Donald C. Nebergall

/s/ George W. Off	Director	February 23, 2007
George W. Off

/s/ Martin L. Solomon	Director	February 23, 2007
Martin L. Solomon

/s/ Mitchell H. Saranow	Director	February 23, 2007
Mitchell H. Saranow

/s/ Christopher D. O’Leary	Director	February 23, 2007
Christopher D. O’Leary

INDEX TO EXHIBITS

Exhibit Number	Description of Document
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

Exhibit Number	Description of Document
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

4.7(d)

Form of Fourth Supplemental Indenture dated as of June 9, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $330,000,000 of U.S. Cellular’s 7.50% Senior Notes due 2032 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 9, 2004, filed June 10, 2004.

4.7(e)

Form of Fifth Supplemental Indenture dated as of June 21, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $100,000,000 of U.S. Cellular’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004, filed June 22, 2004.

9.1

Amendment and Restatement (dated as of April 22, 2005) of Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to Schedule 13D dated May 2, 2005 filed by the trustees of such voting trust with respect o TDS Common Shares.

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

10.3	TDS 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS’s Registration Statement on Form S-8 (Registration No. 33-57257).

10.4	TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated April 11, 2005.

Exhibit Number	Description of Document
10.5	Amended and Restated Supplemental Executive Retirement Plan is hereby incorporated by reference to Exhibit 10.7 to TDS’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6	TDS 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 10.2 of TDS’s Current Report on Form 8-K Dated April 11, 2005.

10.7	TDS Compensation Plan for Non-Employee Directors, as amended May 5, 2005 is hereby incorporated by reference to Exhibit 10.1 of TDS’s Current Report on Form 8-K dated May 4, 2005.

10.8

TDS 2006 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and TDS dated November 25, 2005 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated November, 25 2005.

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

10.20	Form of 2006 TDS Corporate Officer Long Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated March 7, 2006.

Exhibit Number	Description of Document
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

10. 28

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

11	Statement regarding computation of earnings per share (included in Footnote 3 to financial statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

13	Incorporated portions of 2005 Annual Report to Security Holders.

21	Subsidiaries of TDS (included in Original Form 10-K filing).

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1

Incorporated portions of certain sections as expected to be included in Notice of Annual Meeting of Shareholders and Proxy Statement for 2006 Annual Meeting of Shareholders (included in Original Form 10-K filing).

Telephone and Data Systems, Inc.

30 North LaSalle Street
Chicago, Illinois 60602
312/630-1900