Form 10-Q/A
period 2006-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2007-02-23
CIK 1051512

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

Explanatory Note

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 25, 2006 (“Original Form 10-Q”), to amend Part I Financial Information – Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and Item 4 “Controls and Procedures,” and Part II Other Information – Item 6 “Exhibits and Financial Statement Schedules.”

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

•                  Establishment of an Asset Retirement Obligation (“ARO”) - Upon initial implementation of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, TDS Telecom’s ILEC operations concluded that it was not necessary to record an ARO asset and corresponding regulatory liability of equal amount.  TDS Telecom’s ILECs have their rates regulated by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and therefore, reflect the effects of the rate-making actions of these regulatory bodies in their financial statements.  In 2002, the FCC notified carriers by Order that it would not be adopting SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC’s current accounting rules that require ILECs to accrue for asset retirement obligations through prescribed depreciation rates.  Upon adoption of SFAS No. 143, and pursuant to the FCC’s order and the provisions of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No.71”) the ILECs reclassified their existing remediation liabilities, previously recorded in accumulated depreciation, to an ARO liability and a separate regulatory liability.  Upon further review, TDS has concluded that upon adoption of SFAS No. 143, and in accordance with SFAS No. 71, it should have recognized an ARO asset and a corresponding ARO liability, rather than establish the ARO liability through a reclassification of its existing remediation liabilities.  The adjustment did not affect previously reported revenues, operating income or net income (loss).

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

•      Cash and interest income – In reviewing cash accounts, it was determined that cash and interest income were overstated in the three months ended March 31, 2006 and six months ended June 30, 2006.  In the restatement, TDS corrected the overstatement by reducing cash and interest income.

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

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as amended hereby, in its entirety.  However, this Form 10-Q/A amends and restates only Items 1, 2, 3, and 4 of Part I and Item 6 of Part II of the Original Form 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying consolidated financial statements, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events.  In particular, forward-looking statements included in the Form 10-Q/A represented management’s views as of the date of filing of the Original Form 10-Q for the quarterly period ended March 31, 2006 on August 25, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by TDS’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Telephone and Data Systems, Inc. and Subsidiaries

Quarterly Report on Form 10-Q/A

For the Period Ended March 31, 2006

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,059,077	$933,962

Operating Expenses
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	376,306	343,817
Selling, general and administrative expense	392,621	345,072
Depreciation, amortization and accretion expense	182,966	170,141
Total Operating Expenses	951,893	859,030

Operating Income	107,184	74,932

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	19,805	14,751
Interest and dividend income	11,483	8,118
Interest expense	(58,532)	(51,856)
Fair value adjustment of derivative instruments	30	335,400
Gain on investments	—	500
Other expense	(927)	(4,274)
Total Investment and Other Income (Expense)	(28,141)	302,639

Income Before Income Taxes and Minority Interest	79,043	377,571
Income tax expense	32,342	148,400
Income Before Minority Interest	46,701	229,171
Minority share of income	(10,704)	(5,610)
Net Income	35,997	223,561
Preferred dividend requirement	(51)	(50)
Net Income Available To Common	$35,946	$223,511

Basic Weighted Average Shares Outstanding (000s)	115,741	114,999
Basic Earnings Per Share (Note 6)	$0.31	$1.94

Diluted Weighted Average Shares Outstanding (000s)	116,327	115,795
Diluted Earnings Per Share (Note 6)	$0.31	$1.93

Dividends Per Share	$0.0925	$0.0875

The accompanying notes to consolidated financial statements are an integral part of these statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$35,997	$223,561
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	182,966	170,141
Bad debts expense	9,075	8,135
Stock-based compensation expense	8,638	1,171
Deferred income taxes	(15,228)	131,965
Equity earnings of unconsolidated entities	(19,805)	(14,751)
Distributions from unconsolidated entities	5,676	1,520
Minority share of income	10,704	5,610
Fair value adjustment of derivative instruments	(30)	(335,400)
Gain on investments	—	(500)
Noncash interest expense	5,480	5,029
Other noncash expense	1,504	2,467
Changes in assets and liabilities
Change in accounts receivable	9,164	10,707
Change in materials and supplies	7,546	7,482
Change in accounts payable	(53,405)	(64,763)
Change in customer deposits and deferred revenues	5,209	4,911
Change in accrued taxes	47,703	21,868
Change in accrued interest	4,567	3,971
Change in other assets and liabilities	(32,525)	(33,755)
	213,236	149,369

Cash Flows from Investing Activities
Additions to property, plant and equipment	(143,776)	(133,997)
Cash paid for acquisitions	—	(120,924)
Other investing activities	(1,467)	(564)
	(145,243)	(255,485)

Cash Flows from Financing Activities
Issuance of notes payable	55,000	165,000
Issuance of long-term debt	560	112,588
Repayment of notes payable	(105,000)	(60,000)
Repayment of long-term debt	(748)	(110,510)
Repayment of medium-term notes	(35,000)	(17,200)
TDS Common Shares and Special Common Shares issued for benefit plans	3,080	6,684
U.S. Cellular Common Shares issued for benefit plans	3,858	6,836
Capital (distributions) to minority partners	(4,146)	—
Dividends paid	(10,749)	(10,122)
Other financing activities	1,207	131
	(91,938)	93,407

Net Increase (Decrease) in Cash and Cash Equivalents	(23,945)	(12,709)

Cash and Cash Equivalents -
Beginning of period	1,095,791	1,171,105
End of period	$1,071,846	$1,158,396

The accompanying notes to consolidated financial statements are an integral part of these statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

Unaudited

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,071,846	$1,095,791
Accounts receivable
Due from customers, less allowance of $11,805 and $15,200, respectively	329,084	332,278
Other, principally connecting companies, less allowance of $6,806 and $5,620, respectively	141,944	157,182
Materials and supplies, at average cost	96,359	103,211
Prepaid expenses	49,363	41,746
Deferred income tax asset	13,434	13,438
Other current assets	32,874	34,774
	1,734,904	1,778,420

Investments
Marketable equity securities	2,559,507	2,531,690
Licenses	1,364,836	1,365,063
Goodwill	882,486	882,168
Customer lists, net of accumulated amortization of $50,313 and $44,616, respectively	41,952	47,649
Investments in unconsolidated entities	232,953	217,180
Other investments, less valuation allowance of $55,144 in both periods	12,044	12,274
	5,093,778	5,056,024

Property, Plant and Equipment
In service and under construction	7,252,589	7,131,977
Less accumulated depreciation	3,754,353	3,602,217
	3,498,236	3,529,760

Other Assets and Deferred Charges	55,259	55,830
	$10,382,177	$10,420,034

The accompanying notes to consolidated financial statements are an integral part of these statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

Unaudited

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$203,124	$237,948
Notes payable	85,000	135,000
Accounts payable	306,530	359,934
Customer deposits and deferred revenues	131,663	126,454
Accrued interest	33,513	28,946
Accrued taxes	80,380	46,061
Accrued compensation	45,866	67,443
Other current liabilities	73,676	63,539
	959,752	1,065,325

Deferred Liabilities and Credits
Net deferred income tax liability	1,330,258	1,337,716
Derivative liability	454,049	449,192
Asset retirement obligation	194,642	190,382
Other deferred liabilities and credits	113,669	107,924
	2,092,618	2,085,214

Long-Term Debt
Long-term debt, excluding current portion	1,633,268	1,633,519
Forward contracts	1,711,813	1,707,282
	3,345,081	3,340,801

Commitments and Contingencies

Minority Interest in Subsidiaries	555,559	546,833

Preferred Shares	3,863	3,863

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,502,000 and 56,481,000 shares, respectively	565	565
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares, issued 62,887,000 and 62,868,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,446,000 and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,834,516	1,828,634
Treasury Shares, at cost:
Common Shares, 5,071,000 and 5,105,000 shares, respectively	(207,524)	(208,156)
Special Common Shares 5,105,000 and 5,128,000 shares, respectively	(209,421)	(210,600)
Accumulated other comprehensive income	378,006	363,641
Retained earnings	1,628,469	1,603,221
	3,425,304	3,377,998
	$10,382,177	$10,420,034

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

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s Annual Report on Form 10-K/A for the year ended December 31, 2005 (“Form 10-K/A”).

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

Restatement

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

•                  Expense reclassifications - Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), previously reported in selling, general and administrative expense have been corrected to properly reflect the classification of the expenses in cost of service and products in the current period.  Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been adjusted to properly reflect the classification of the expenses in selling, general and administrative expense.  For the ILEC, cost of services and products decreased by $2.7 million and $1.7 million with a corresponding increase in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  For the CLEC, cost of services and products increased by $5.4 million and $5.8 million with a corresponding decrease in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  On a TDS consolidated basis, cost of services and products increased by $2.7 million and $4.1 million with a corresponding decrease in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  The adjustments did not affect previously reported revenues, operating income or net income.

•                  Establishment of an Asset Retirement Obligation (“ARO”) - Upon initial implementation of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, TDS Telecom’s ILEC operations concluded that it was not necessary to record an ARO asset and corresponding regulatory liability of equal amount.  TDS Telecom's ILECs have their rates regulated by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and therefore, reflect the effects of the rate-making actions of these regulatory bodies in their financial statements.  In 2002, the FCC notified carriers by Order that it would not be adopting SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require ILECs to accrue for asset retirement obligations through prescribed depreciation rates.  Upon adoption of SFAS No. 143, and pursuant to the FCC's order and the provisions of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No.71”) the ILECs reclassified their existing remediation liabilities, previously recorded in accumulated depreciation, to an ARO liability and a separate regulatory liability.  Upon further review, TDS has concluded that upon adoption of SFAS No. 143, and in accordance with SFAS No. 71, it should have recognized an ARO asset and a corresponding ARO liability, rather than establish the ARO liability through a reclassification of its existing remediation liabilities. The impact of establishing the ARO asset increased Property, Plant and Equipment and the corresponding ARO liability by $27.0 million and $27.3 million as of March 31, 2006 and December 31, 2005, respectively.  The adjustment did not affect previously reported revenues, operating income or net income (loss).

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

•      Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $1.5 million and $0.7 million in the three months ended March 31, 2006 and 2005, respectively.

•                  Income taxes – In the restatement, TDS adjusted its income tax expense, income taxes payable, goodwill, deferred income tax assets and liabilities and related disclosures for the years ended December 31, 2005, 2004, 2003 and 2002 for items identified based on its annual analysis reconciling its 2005 income tax expense and income tax balance sheet accounts as determined in its comparison of the 2005 year-end income tax provision to the 2005 federal and state income tax returns. These adjustments included corrections for certain accounts that had not previously been included in the financial reporting basis used in determining the cumulative temporary differences in computing deferred income tax assets and liabilities, as well as adjustments to certain cumulative temporary differences that had historically been incorrectly associated with operating license assets which, in this restatement, have been correctly classified as investments in partnership assets.  Accordingly, the company has adjusted the deferred tax liabilities related to these assets.  Goodwill was adjusted by $10.2 million to record the income tax effect of the difference between the financial reporting basis and the income tax basis of certain acquisitions made prior to 2004.

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

•      Cash and interest income – In reviewing cash accounts, it was determined that cash and interest income were overstated in the three months ended March 31, 2006 and six months ended June 30, 2006.  In the restatement, TDS corrected the overstatement by reducing cash and interest income.

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

•      Other items – In addition to the adjustments described above, TDS recorded a number of other adjustments to correct and record revenues, expenses and equity in earnings of unconsolidated entities in the periods in which such revenues, expenses and equity in earnings of unconsolidated entities were earned or incurred. Adjustments were also made to correct certain balance sheet amounts, including $2.1 million corrections to purchase price accounting for certain acquisitions prior to 2003.  These individual adjustments were not material.

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended March 31,
	2006	2005
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$86,093	$46,207
Forward contracts and related derivative instruments	(395)	335,447
Contracts with maintenance and support services	141	(197)
Interest income	(4,754)	—
Property, plant and equipment	1,600	(240)
Other items	(3,642)	(3,646)
Total adjustment	(7,050)	331,364
Income Before Income Taxes and Minority Interest, as restated	$79,043	$377,571

The table below summarizes the net income and diluted earnings per share impacts from the restatement.

	Three Months Ended March 31,
	2006		2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$39,875	$0.34	$23,049	$0.20
Forward contracts and related derivative instruments	(672)	(0.01)	201,920	1.75
Contracts with maintenance and support services	75	—	(84)	—
Income taxes	679	0.01	549	—
Interest income	(2,876)	(0.02)	—	—
Property, plant and equipment	754	0.01	(109)	—
Other items	(1,838)	(0.02)	(1,764)	(0.02)
Total adjustment	(3,878)	(0.03)	200,512	1.73
As restated	$35,997	$0.31	$223,561	$1.93

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2006		2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,060,312	$1,059,077	$935,787	$933,962
Operating Expenses
Cost of service and products
(exclusive of depreciation, amortization and accretion shown separately below)	375,139	376,306	338,624	343,817
Selling, general and administrative expense	393,421	392,621	348,571	345,072
Depreciation, amortization and accretion expense	182,667	182,966	169,748	170,141
Total Operating Expenses	951,227	951,893	856,943	859,030

Operating Income	109,085	107,184	78,844	74,932
Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	19,805	19,805	14,754	14,751
Interest and dividend income	16,237	11,483	8,286	8,118
Interest expense	(58,532)	(58,532)	(51,856)	(51,856)
Fair value adjustment of derivative instruments	425	30	(47)	335,400
Gain on investments	—	—	500	500
Other income (expense), net	(927)	(927)	(4,274)	(4,274)
Total Investment and Other Income (Expense)	(22,992)	(28,141)	(32,637)	302,639

Income before Income Taxes and Minority Interest	86,093	79,043	46,207	377,571
Income tax expense	35,968	32,342	17,395	148,400
Income before Minority Interest	50,125	46,701	28,812	229,171
Minority share of income	(10,250)	(10,704)	(5,763)	(5,610)
Net Income	39,875	35,997	23,049	223,561
Preferred dividend requirement	(51)	(51)	(50)	(50)
Net Income Available to Common	$39,824	$35,946	$22,999	$223,511

Basic Earnings per Share	$0.34	$0.31	$0.20	$1.94
Diluted Earnings per Share	$0.34	$0.31	$0.20	$1.93

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Three Months Ended March 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 39,875	$ 35,997	$ 23,049	$ 223,561
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	182,667	182,966	169,748	170,141
Bad debts expense	9,075	9,075	8,135	8,135
Stock-based compensation expense	7,023	8,638	1,171	1,171
Deferred income taxes	(11,602)	(15,228)	960	131,965
Equity in earnings of unconsolidated entities	(19,805)	(19,805)	(14,754)	(14,751)
Distributions from unconsolidated entities	5,676	5,676	1,520	1,520
Minority share of income	10,250	10,704	5,763	5,610
Fair value adjustment of derivative instruments	(425)	(30)	47	(335,400)
Gain on investments	—	—	(500)	(500)
Noncash interest expense	5,480	5,480	5,029	5,029
Other noncash expense	1,504	1,504	2,467	2,467
Changes in assets and liabilities
Change in accounts receivable	9,065	9,164	9,620	10,707
Change in materials and supplies	7,546	7,546	7,482	7,482
Change in accounts payable	(53,405)	(53,405)	(64,793)	(64,763)
Change in customer deposits and deferred revenues	4,349	5,209	3,844	4,911
Change in accrued taxes	47,703	47,703	21,868	21,868
Change in accrued interest	4,567	4,567	3,971	3,971
Change in other assets and liabilities	(28,967)	(32,525)	(34,468)	(33,755)
	220,576	213,236	150,159	149,369

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(146,362)	(143,776)	(134,787)	(133,997)
Cash paid for acquisitions	—	—	(120,924)	(120,924)
Other investing activities	(1,467)	(1,467)	(564)	(564)
	(147,829)	(145,243)	(256,275)	(255,485)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	55,000	55,000	165,000	165,000
Issuance of long-term debt	560	560	112,588	112,588
Repayment of notes payable	(105,000)	(105,000)	(60,000)	(60,000)
Repayment of long-term debt	(748)	(748)	(110,510)	(110,510)
Repayment of medium-term notes	(35,000)	(35,000)	(17,200)	(17,200)
TDS Common Shares and Special Common Shares issued for benefit plans	3,080	3,080	6,684	6,684
U.S. Cellular Common Shares issued for benefit plans	3,858	3,858	6,836	6,836
Capital (distributions) to minority partners	(4,146)	(4,146)	—	—
Dividends paid	(10,749)	(10,749)	(10,122)	(10,122)
Other financing activities	1,207	1,207	131	131
	(91,938)	(91,938)	93,407	93,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,191)	(23,945)	(12,709)	(12,709)

CASH AND CASH EQUIVALENTS
Beginning of period	1,095,791	1,095,791	1,171,105	1,171,105
End of period	$1,076,600	$1,071,846	$1,158,396	$1,158,396

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	March 31,		December 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,076,600	$1,071,846	$1,095,791	$1,095,791
Accounts receivable
Due from customers,	332,811	329,084	336,005	332,278
Other, principally connecting companies	145,437	141,944	160,577	157,182
Materials and supplies, at average cost	96,359	96,359	103,211	103,211
Prepaid expenses	47,889	49,363	40,704	41,746
Deferred income tax asset	13,434	13,434	13,438	13,438
Other current assets	31,723	32,874	29,243	34,774
	1,744,253	1,734,904	1,778,969	1,778,420

INVESTMENTS
Marketable equity securities	2,559,507	2,559,507	2,531,690	2,531,690
Licenses	1,364,836	1,364,836	1,365,063	1,365,063
Goodwill	870,110	882,486	869,792	882,168
Customer lists, net of accumulated amortization	46,286	41,952	49,318	47,649
Investments in unconsolidated entities	231,196	232,953	215,424	217,180
Other investments	12,044	12,044	12,274	12,274
	5,083,979	5,093,778	5,043,561	5,056,024

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	7,262,283	7,252,589	7,140,447	7,131,977
Less accumulated depreciation	3,768,618	3,754,353	3,614,242	3,602,217
	3,493,665	3,498,236	3,526,205	3,529,760

OTHER DEFERRED CHARGES	55,259	55,259	55,830	55,830

TOTAL ASSETS	$10,377,156	$10,382,177	$10,404,565	$10,420,034

	March 31,		December 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$203,124	$203,124	$237,948	$237,948
Notes payable	85,000	85,000	135,000	135,000
Accounts payable	303,869	306,530	357,273	359,934
Customer deposits and deferred revenues	125,577	131,663	121,228	126,454
Accrued interest	33,513	33,513	28,946	28,946
Accrued taxes	85,875	80,380	47,180	46,061
Accrued compensation	45,866	45,866	67,443	67,443
Other current liabilities	71,130	73,676	61,086	63,539
	953,954	959,752	1,056,104	1,065,325

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,378,914	1,330,258	1,383,031	1,337,716
Derivative liability	454,049	454,049	449,192	449,192
Asset retirement obligation	167,645	194,642	163,093	190,382
Other deferred liabilities and credits	112,328	113,669	104,984	107,924
	2,112,936	2,092,618	2,100,300	2,085,214

LONG-TERM DEBT
Long-term debt, excluding current portion	1,633,268	1,633,268	1,633,519	1,633,519
Forward contracts	1,711,813	1,711,813	1,707,282	1,707,282
	3,345,081	3,345,081	3,340,801	3,340,801

MINORITY INTEREST IN SUBSIDIARIES	561,711	555,559	552,884	546,833

PREFERRED SHARES	3,863	3,863	3,863	3,863

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share	565	565	565	565
Special Common Shares, par value $.01 per share	629	629	629	629
Series A Common Shares, par value $.01 per share	64	64	64	64
Additional paid-in capital	1,830,780	1,834,516	1,826,420	1,828,634
Treasury Shares, at cost:
Common Shares	(207,524)	(207,524)	(208,156)	(208,156)
Special Common Shares	(209,421)	(209,421)	(210,600)	(210,600)
Accumulated other comprehensive income	322,710	378,006	309,009	363,641
Retained earnings	1,661,808	1,628,469	1,632,682	1,603,221
	3,399,611	3,425,304	3,350,613	3,377,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,377,156	$10,382,177	$10,404,565	$10,420,034

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

On March 7, 2006, the TDS Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  TDS temporarily suspended issuances of shares under the 2004 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings.  As required under the provisions of SFAS 123(R), TDS evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed above, TDS further reviewed the accounting for the plan modification.  Upon such further review, TDS determined that it should have recognized stock-based compensation expense of $1.6 million in the three months ended March 31, 2006 as a result of this modification.  This expense has been reflected in the restatement of such period.

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

3.               Stock-Based Compensation

As a result of adopting SFAS 123(R) on January 1, 2006, TDS’s income before income taxes and net income for the three months ended March 31, 2006, are $5.1 million and $2.5 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 are $0.02 and $0.02 lower, respectively, than if TDS had continued to account for share-based compensation under APB 25.

Stock-Based Compensation Expense

For comparison, the following table illustrates the pro forma effect on net income and earnings per share had TDS applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three months ended March 31, 2005:

(Dollars in thousands, except per share amounts)	(As Restated)
Net income, as reported	$223,561
Add: Stock-based compensation expense included in reported net income, net of related tax effects and minority interest	619
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(2,881)
Pro forma net income	$221,299

Earnings per share:
Basic—as reported	$1.94
Basic—pro forma	$1.92
Diluted—as reported	$1.93
Diluted—pro forma	$1.91

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

The following table summarizes stock-based compensation expense recognized during the three months ended March 31, 2006:

(Amounts in thousands)
Compensation expense recognized for stock option awards	$5,127
Compensation expense recognized for restricted stock unit awards	2,751
Compensation expense recognized for deferred compensation matching stock unit awards	760
Compensation expense recognized for awards under employee stock purchase plans	0
Total stock-based compensation, before income taxes	8,638
Income tax benefit	(3,549)
Total stock-based compensation expense, net of income taxes	$5,089

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

A summary of TDS stock options (total and portion exercisable) at March 31, 2006 and changes during the three months then ended is presented in the table and narrative below:

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

On March 7, 2006, the U.S. Cellular Compensation Committee, approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  U.S. Cellular temporarily suspended issuances of shares under the 2005 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings.  As required under the provisions of SFAS 123(R), U.S. Cellular evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed above, U.S. Cellular further reviewed the accounting for the plan modification.  Upon such further review, U.S. Cellular determined that it should have recognized stock-based compensation expense of $1.5 million in the three months ended March 31, 2006 as a result of this modification.  This expense has been reflected in the restatement of such period.

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

A summary of U.S. Cellular stock options outstanding (total and portion exercisable) at March 31, 2006 and changes during the three months then ended is presented in the table that follows:

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

A summary of U.S. Cellular nonvested restricted stock units at March 31, 2006 and changes during the three months then ended is presented in the tables that follow:

Liability Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	181,000	$29.79
Granted	—	—
Vested	108,000	$23.73
Forfeited	1,000	$38.65
Nonvested at March 31, 2006	72,000	$38.65

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	201,000	$45.63
Granted	—	—
Vested	—	—
Forfeited	5,000	$45.63
Nonvested at March 31, 2006	196,000	$45.63

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
		FairValues
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

4.               Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2006 and 2005 was 40.9% and 39.3%, respectively. The effective tax rate for the 2006 period is higher than 2005 primarily due to the estimated foreign tax expense on the Deutsche Telekom dividend included in the annual operations effective tax rate for 2006.  In 2005 the estimated foreign tax expense on the Deutsche Telekom dividend was not included in the annual operations effective tax rate until the second quarter (the first time in three years that a dividend was declared).

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 – 2004 consolidated federal tax returns of TDS and subsidiaries. The audit is in its preliminary stages.

5.               Fair Value Adjustment of Derivative Instruments

Fair value adjustment of derivative instruments totaled a gain of $30,000 in the first quarter of 2006 and $335.4 million in the first quarter of 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the consolidated statement of operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated a $0.4 million gain in the first quarter of 2006 and a $0.1 million loss in the first quarter of 2005.

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

The net income amounts used in computing earnings per share and the effects on the weighted average number of common and Series A Common Shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$35,997	$223,561
Preferred dividend requirement	(51)	(50)
Net income available to common used in basic earnings per share	$35,946	$223,511

Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$35,946	$223,511
Minority income adjustment (1)	(211)	(137)
Preferred dividend adjustment (2)	12	50
Net income available to common used in diluted earnings per share	$35,747	$223,424

Weighted average number of shares of common stock used in basic earnings per share:
Common Shares	51,471	51,074
Special Common Shares	57,823	57,500
Series A Common Shares	6,447	6,425
Weighted average number of shares of common stock used in basic earnings per share	115,741	114,999
Effects of Dilutive Securities:
Effects of stock options (3)	532	647
Conversion of preferred shares (4)	54	149
Weighted average number of shares of common stock used in diluted earnings per share	116,327	115,795

Basic Earnings per Share	$0.31	$1.94

Diluted Earnings per Share	$0.31	$1.93

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

Information regarding TDS’s marketable equity securities is summarized as follows:

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Deutsche Telekom AG - 131,461,861 Ordinary Shares	$2,221,706	$2,191,469
Vodafone Group Plc – 12,945,915 American Depositary Receipts(1)	270,570	277,949
VeriSign, Inc. - 2,361,333 Common Shares	56,648	51,760
Rural Cellular Corporation - 719,396 equivalent Common Shares	10,582	10,511
Other	1	1
Aggregate fair value	2,559,507	2,531,690
Accounting cost basis	1,543,677	1,543,677
Gross holding gains	1,015,830	988,013
Gross realized holding gains	(29,588)	(24,700)
Gross unrealized holding gains	986,242	963,313
Equity method unrealized gains	543	543
Income tax (expense)	(387,056)	(377,845)
Minority share of unrealized holding gains	(7,088)	(7,738)
Unrealized holding gains, net of tax and minority share	592,641	578,273
Derivative instruments, net of tax and minority share	(214,635)	(214,632)
Accumulated other comprehensive income	$378,006	$363,641

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

TDS has entered into a number of forward contracts related to the marketable equity securities it holds.  The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis of the securities.

See Note 14 – Long-term Debt and Forward Contracts for additional information related to forward contracts.

See Note 21 – Subsequent Events for additional information related to the investment in Vodafone ADRs.

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

	U.S.	TDS Telecom
(Dollars in thousands)	Cellular	ILEC	CLEC	Other(1)	Total
	(As Restated)	(As Restated)			(As Restated)
Balance December 31, 2005	$481,235	$398,652	$—	$2,281	$882,168
Acquisitions	—	—	—	—	—
Other Adjustments	318	—	—	—	318
Balance March 31, 2006	$481,553	$398,652	$—	$2,281	$882,486

Balance December 31, 2004	$454,830	$398,652	$—	$2,281	$855,763
Acquisitions	—	—	—	—	—
Other	(10)	—	—	—	(10)
Balance March 31, 2005	$454,820	$398,652	$—	$2,281	$855,753

(1)          Other consists of goodwill related to Suttle Straus.

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

See Note 21 – Subsequent Events for additional information related to TDS’s investment in Midwest Wireless Communications, L.L.C..

10.         Customer Lists

Customer lists, which are intangible assets resulting from the acquisition of wireless markets, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life.  Amortization expense was $5.7 million and $2.9 million for the first quarter of 2006 and 2005, respectively.  Amortization expense for the remainder of 2006 and for the years 2007-2010 is expected to be $17.2 million, $9.3 million, $6.9 million, $5.1 million and $3.4 million, respectively.

11.         Property, Plant and Equipment

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

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on ratings watch negative

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

As disclosed in Note 1, TDS and its audit committee concluded on November 6, 2006, to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under the revolving credit agreements and one line of credit agreement.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB.  The ratings remain on credit watch with negative implications. The credit ratings by Moody’s Investors Service remain Baa3 – under review for possible further downgrade.  The credit ratings by Fitch remain BBB+ on ratings watch negative.

13.         Asset Retirement Obligations

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

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes. The amounts recorded for regulatory accounting purposes are in addition to the amount required to be recorded in accordance with SFAS No. 143 and FIN 47. These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers.  The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at March 31, 2006 was $37.0 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at March 31, 2006 was $61.5 million.

In accordance with the requirements of SFAS No. 143 and FIN 47, TDS Telecom’s competitive local exchange carrier has recorded an asset retirement obligation of $2.7 million at March 31, 2006.

The table below summarizes the changes in asset retirement obligations during the three months ended March 31, 2006.

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
		(As Restated)		(As Restated)
	(Dollars in thousands)

Beginning Balance – December 31, 2005	$90,224	$97,509	$2,649	$190,382
Additional liabilities accrued	1,529	1,116	—	2,645
Accretion expense	1,737	8	46	1,791
Costs of removal incurred in 2006	—	(176)	—	(176)
Ending Balance – March 31, 2006	$93,490	$98,457	$2,695	$194,642

14.         Long-Term Debt and Forward Contracts

The late filing of TDS’s and U.S. Cellular’s Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of such Forms 10-K and Forms 10-Q. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

As discussed in Note 1, TDS and its audit committee concluded on November 6, 2006, that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its financial statements and financial information for each of the three years in the period ended December 31, 2005.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the financial statements and financial information included therewith.  TDS and U.S. Cellular require additional time to complete their Forms 10-Q for the period ended September 30, 2006 to complete the restatements.  The late filing of TDS’s and U.S. Cellular’s Forms 10-Q for the quarterly period ended September 30, 2006 and the failure to deliver such Forms 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance will be cured upon the filing of their Forms 10-Q for the quarterly period ended September 30, 2006. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of March 31, 2006 with all covenants and other requirements set forth in its long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

TDS redeemed $35.0 million of medium-term notes in January and February of 2006 which carried interest rates of 10.00%.

TDS repaid $200.0 million plus accrued interest of unsecured 7% senior notes on August 1, 2006, using cash on-hand.

Forward Contracts

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. Subsidiaries of TDS have prepaid forward contracts with counterparties in connection with its Deutsche Telekom, Vodafone and VeriSign marketable equity securities. The principal amount of the prepaid forward contracts was accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. The prepaid forward contracts contain embedded collars that are bifurcated and receive separate accounting treatment in accordance with SFAS No. 133.

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

The Vodafone forward contracts mature in May and October 2007. The Vodafone forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.00% at March 31, 2006). See Note 21 – Subsequent Events for additional information related to the investment in Vodafone ADRs.

The VeriSign forward contract matures in May 2007 and is structured as a zero coupon obligation with an effective interest rate of 5.00% per year. TDS is not required to make interest payments during the contract period.

The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”). The downside limit is hedged at or above the accounting cost basis of the securities.

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

As disclosed in Note 1, TDS and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

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

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $144.8 million at March 31, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on March 31, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at March 31, 2006 is $32.1 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $112.7 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$578,273	$1,077,710
Add (deduct):
Unrealized gains (losses) on marketable equity securities	22,929	(345,205)
Income tax (expense) benefit	(9,212)	136,787
	13,717	(208,418)
Minority share of unrealized losses	651	862
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	14,368	(207,556)
Balance, end of period	$592,641	$870,154

Derivative Instruments
Balance, beginning of period	$(214,632)	$(213,760)
Add (deduct):
Unrealized gains (losses) on derivative instruments	—	—
Income tax (expense) benefit	—	(20)
	—	(20)
Minority share of unrealized losses	(3)	(5)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	(3)	(25)
Balance, end of period	$(214,635)	$(213,785)

Accumulated Other Comprehensive Income
Balance, beginning of period	$363,641	$863,950
Net change in marketable equity securities	14,368	(207,556)
Net change in derivative instruments	(3)	(25)
Net change in unrealized gains (losses) included in comprehensive income	14,365	(207,581)
Balance, end of period	$378,006	$656,369

19.         Business Segment Information

Financial data for TDS’s business segments for the three month period ended or at March 31, 2006 and 2005 are as follows.  TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at March 31, 2006 (As Restated)	U.S.	TDS Telecom (4)			Other Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Other (1)	Items(2)	Total
Operating revenues	$836,376	$161,026	$59,495	$7,583	$(5,403)	$1,059,077
Cost of services and products	296,634	46,079	29,074	5,272	(753)	376,306
Selling, general and administrative expense	327,704	44,047	22,716	1,907	(3,753)	392,621
Operating income before depreciation, amortization and accretion (3)	212,038	70,900	7,705	404	(897)	290,150
Depreciation, amortization and accretion expense	142,025	33,576	6,654	711	—	182,966
Operating income (loss)	70,013	37,324	1,051	(307)	(897)	107,184
Significant noncash items:
Equity in earning of unconsolidated entities	19,483	—	—	—	322	19,805
Fair value adjustment of derivative instruments	4,815	—	—	—	(4,785)	30
Marketable equity securities	219,584	—	—	—	2,339,923	2,559,507
Investment in unconsolidated entities	187,672	3,623	—	—	41,658	232,953
Total assets	5,393,567	1,698,711	149,762	27,664	3,112,473	10,382,177
Capital expenditures	$117,209	$17,109	$2,673	$1,873	$4,912	$143,776

Three Months Ended or at March 31, 2005 (As Restated)	U.S.	TDS Telecom(4)			Other Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Other (1)	Items(2)	Total
Operating revenues	$710,049	$161,843	$58,464	$7,808	$(4,202)	$933,962
Cost of services and products	266,790	42,080	29,905	5,549	(507)	343,817
Selling, general and administrative expense	278,953	44,917	23,481	1,416	(3,695)	345,072
Operating income before depreciation, amortization and accretion (3)	164,306	74,846	5,078	843	—	245,073
Depreciation, amortization and accretion expense	127,886	34,264	7,303	688	—	170,141
Operating income (loss)	36,420	40,582	(2,225)	155	—	74,932
Significant noncash items:
Equity in earning of unconsolidated entities	14,437	175	—	—	139	14,751
Fair value adjustment of derivative instruments	3,996	—	—	—	331,404	335,400
Gain (loss) on investments	551	(51)	—	—	—	500
Marketable equity securities	274,079	—	—	—	2,767,949	3,042,028
Investment in unconsolidated entities	176,006	19,896	—	—	24,290	220,192
Total assets	5,245,583	1,759,310	146,957	25,623	3,557,551	10,735,024
Capital expenditures	$111,985	$16,142	$4,214	$915	$741	$133,997

(1)  Represents Suttle Straus.

(2)  Consists of the TDS Corporate operations, intercompany and intracompany revenue and expense eliminations, TDS Corporate and TDS Telecom marketable equity securities and all other businesses not included in the U.S. Cellular, TDS Telecom or the Non-Reportable segments.

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

(4)  Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), reported in selling, general and administrative expense have been adjusted to properly reflect the classification of the expenses in cost of service and products in the current period.  Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been adjusted to properly reflect, in accordance with Company policy, the classification of the expenses in selling, general and administrative expense.  For the ILEC, cost of services and products decreased by $2.7 million and $1.7 million with a corresponding increase in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  For the CLEC, cost of services and products increased by $5.4 million and $5.8 million with a corresponding decrease in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  On a TDS consolidated basis, cost of services and products increased by $2.7 million and $4.1 million with a corresponding decrease in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  The adjustments did not affect previously reported revenues, operating income or net income.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Total operating income from reportable and other segments	$107,184	$74,932
Total investment and other income (expense)	(28,141)	302,639
Income before income taxes and minority interest	$79,043	$377,571

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

21.         Subsequent Events

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, L.L.C., which interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, holds FCC licenses and operates certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  On January 31, 2006, U.S. Cellular filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction.  That petition is pending.  Subject to the outcome of such petition, the satisfaction of certain conditions and the closing of the foregoing agreement, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.   In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $25.4 million at March 31, 2006.

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

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements included herein, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K/A (“Form 10-K/A”) for the year ended December 31, 2005.

Restatement

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

•                  Expense reclassifications - Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), previously reported in selling, general and administrative expense have been corrected to properly reflect the classification of the expenses in cost of service and products in the current period.  Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been adjusted to properly reflect the classification of the expenses in selling, general and administrative expense.  For the ILEC, cost of services and products decreased by $2.7 million and $1.7 million with a corresponding increase in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  For the CLEC, cost of services and products increased by $5.4 million and $5.8 million with a corresponding decrease in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  On a TDS consolidated basis, cost of services and products increased by $2.7 million and $4.1 million with a corresponding decrease in selling, general and administrative expenses in the three months ended March 31, 2006 and 2005, respectively.  The adjustments did not affect previously reported revenues, operating income or net income.

•                  Establishment of an Asset Retirement Obligation (“ARO”) - Upon initial implementation of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, TDS Telecom’s ILEC operations concluded that it was not necessary to record an ARO asset and corresponding regulatory liability of equal amount.  TDS Telecom’s ILECs have their rates regulated by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and therefore, reflect the effects of the rate-making actions of these regulatory bodies in their financial statements.  In 2002, the FCC notified carriers by Order that it would not be adopting SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC’s current accounting rules that require ILECs to accrue for asset retirement obligations through prescribed depreciation rates.  Upon adoption of SFAS No. 143, and pursuant to the FCC’s order and the provisions of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No.71”) the ILECs reclassified their existing remediation liabilities, previously recorded in accumulated depreciation, to an ARO liability and a separate regulatory liability.  Upon further review, TDS has concluded that upon adoption of SFAS No. 143, and in accordance with SFAS No. 71, it should have recognized an ARO asset and a corresponding ARO liability, rather than establish the ARO liability through a reclassification of its existing remediation liabilities. The impact of establishing the ARO asset increased Property, Plant and Equipment and the corresponding ARO liability by $27.0 million and $27.3 million as of March 31, 2006 and December 31, 2005, respectively.  The adjustment did not affect previously reported revenues, operating income or net income (loss).

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

•      Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset.  The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $1.5 million and $0.7 million in the three months ended March 31, 2006 and 2005, respectively.

•      Income taxes – In the restatement, TDS adjusted its income tax expense, income taxes payable, goodwill, deferred income tax assets and liabilities and related disclosures for the years ended December 31, 2005, 2004, 2003 and 2002 for items identified based on its annual analysis reconciling its 2005 income tax expense and income tax balance sheet accounts as determined in its comparison of the 2005 year-end income tax provision to the 2005 federal and state income tax returns. These adjustments included corrections for certain accounts that had not previously been included in the financial reporting basis used in determining the cumulative temporary differences in computing deferred income tax assets and liabilities, as well as adjustments to certain cumulative temporary differences that had historically been incorrectly associated with operating license assets which, in this restatement, have been correctly classified as investments in partnership assets.  Accordingly, the company has adjusted the deferred tax liabilities related to these assets.  Goodwill was adjusted by $10.2 million to record the income tax effect of the difference between the financial reporting basis and the income tax basis of certain acquisitions made prior to 2004.

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

•      Cash and interest income – In reviewing cash accounts, it was determined that cash and interest income were overstated in the three months ended March 31, 2006 and six months ended June 30, 2006.  In the restatement, TDS corrected the overstatement by reducing cash and interest income.

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

•      Other items – In addition to the adjustments described above, TDS recorded a number of other adjustments to correct and record revenues, expenses and equity in earnings of unconsolidated entities in the periods in which such revenues, expenses and equity in earnings of unconsolidated entities were earned or incurred. Adjustments were also made to correct certain balance sheet amounts, including $2.1 million corrections to purchase price accounting for certain acquisitions prior to 2003.

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended March 31,
	2006	2005
	(Increase (decrease), dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$86,093	$46,207
Forward contracts and related derivative instruments	(395)	335,447
Contracts with maintenance and support services	141	(197)
Interest income	(4,754)	—
Property, plant and equipment	1,600	(240)
Other items	(3,642)	(3,646)
Total adjustment	(7,050)	331,364
Income Before Income Taxes and Minority Interest, as restated	$79,043	$377,571

The table below summarizes the net income and diluted earnings per share impacts from the restatement.

	Three Months Ended March 31,
	2006		2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease), dollars in thousands, except per share amounts)
As previously reported	$39,875	$0.34	$23,049	$0.20
Forward contracts and related derivative instruments	(672)	(0.01)	201,920	1.75
Contracts with maintenance and support services	75	—	(84)	—
Income taxes	679	0.01	549	—
Interest income	(2,876)	(0.02)	—	—
Property, plant and equipment	754	0.01	(109)	—
Other items	(1,838)	(0.02)	(1,764)	(0.02)
Total adjustment	(3,878)	(0.03)	200,512	1.73
As restated	$35,997	$0.31	$223,561	$1.93

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

U.S. Cellular’s operating income in the three months ended March 31, 2006 increased $33.6 million, or 92%, to $70.0 million from $36.4 million in 2005.  The operating income margin (as a percent of service revenues) was 9.1% in 2006 and 5.4% in 2005.  Operating income and operating income margin are expected to improve slightly over the next few years, primarily due to anticipated increases in revenues generated by additional customers, data-related services and recently launched markets. Offsetting these increases are the anticipated effects of the following factors:

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

TDS Telecom’s operating income in the three months ended March 31, 2006 remained flat at $38.4 million in 2006 and 2005. The operating income margins were 17.5% for both 2006 and 2005. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines in 2006 primarily through the increase in penetration of existing markets by its competitive local exchange operations.

See “TDS Telecom Operations.”

Cash Flows and Investments

At March 31, 2006, TDS and its subsidiaries had cash and cash equivalents totaling $1,071.8 million, available borrowing capacity of $1,211.1 million under its revolving credit facilities and an additional $75 million of bank lines of credit. Also, during the quarter ended March 31, 2006, TDS generated cash flows from operating activities of $213.2 million. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures.  TDS continues to seek to maintain a strong balance sheet and an investment grade credit rating.

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

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating Revenues increased $125.1 million, or 13%, to $1,059.1 million during the three months ended March 31, 2006 from $934.0 million during the three months ended March 31, 2005, primarily as a result of an 8% increase in customers and equivalent access lines served.  U.S. Cellular’s operating revenues increased $126.4 million, or 18%, to $836.4 million in 2006 from $710.0 million in 2005 as customers served increased by 506,000, or 10%, since March 31, 2005, to 5,633,000. TDS Telecom’s operating revenues remained flat at $219.0 million for 2006 and 2005. Increased revenues from additional digital subscriber lines and long distance customers were offset by decreases in revenues generated from network access. Equivalent access lines grew 19,500 or 2%, since March 31, 2005, to 1,191,400.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $92.9 million, or 11%, to $951.9 million in 2006 from $859.0 million in 2005 primarily reflecting growth in operations. Operating expenses include a $7.5 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006. U.S. Cellular’s operating expenses increased $92.8 million, or 14%, to $766.4 million in 2006 from $673.6 million in 2005 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base.  TDS Telecom’s expenses decreased $0.1 million, or less than 1%, to $180.6 million in 2006 from $180.7 million in 2005 primarily reflecting a refund of charges due to a settlement with an inter-exchange carrier and decreased depreciation expenses.  These decreases were offset by increased cost of goods sold related to digital subscriber lines and long distance services.

Operating Income increased $32.3 million, or 43%, to $107.2 million in 2006 from $74.9 million in 2005.  The operating margin was 10.1% in 2006 and 8.0% in 2005 on a consolidated basis.  U.S. Cellular’s operating income increased $33.6 million, or 92%, to $70.0 million from $36.4 million in 2005 and its operating margin, as a percentage of service revenues, increased to 9.1% in 2006 from 5.4% in 2005.  TDS Telecom’s operating income remained flat at $38.4 million in 2006 and 2005 and its operating margin remained flat at 17.5% in 2006 and 2005.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments, fair value adjustment of derivative instruments and interest expense.  Investment and other income (expense) totaled $(28.1) million in 2006 and $302.6 million in 2005.

Equity in earnings of unconsolidated entities increased $5.0 million, or 34%, to $19.8 million in 2006 from $14.8 million in 2005.  Equity in earnings of unconsolidated entities represents TDS’s share of net income from markets in which it has a minority interest and that are accounted for by the equity method.  TDS’s investment in the Los Angeles SMSA Limited Partnership contributed $14.6 million and $12.0 million to equity in earnings of unconsolidated entities for the three months ended March 31, 2006 and 2005, respectively.

Interest and dividend income increased $3.4 million to $11.5 million in 2006 from $8.1 million in 2005 primarily due to higher average rates of interest earned on investments in 2006 than 2005.

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

Fair value adjustment of derivative instruments totaled a gain of $30,000 in 2006 and $335.4 million in 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the consolidated statement of operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated a $0.4 million gain in 2006 and a $0.1 million loss in 2005.

Gain on investments totaled a net gain of $0.5 million in 2005. The net gain reflects the working capital adjustment recorded in 2005 on the investment interests sold by U.S. Cellular and TDS Telecom to ALLTEL in November 2004. There were no gains or losses on investments recorded in 2006.

Other income (expense) totaled $(0.9) million in 2006 and $(4.3) million in 2005. Borrowing costs on the prepaid forward contracts decreased $0.6 million in 2006 compared to 2005.  In addition, in 2005 TDS Telecom recorded a $0.6 million expense prepayment penalty on the repayment of debt as well as a $0.1 million write off of unamortized debt issuance costs.

Income Tax Expense decreased $116.1 million to $32.3 million in 2006 from $148.4 million in 2005 primarily due to the decrease in pre-tax income.  The overall effective tax rates on income before income taxes and minority interest for the three months ended March 31, 2006 and 2005 were 40.9% and 39.3%, respectively. The effective tax rate for the 2006 period is higher than for 2005 primarily due to the estimated foreign tax expense on the Deutsche Telekom dividend included in the annual operations effective tax rate for 2006.  In 2005 the estimated foreign tax expense on the Deutsche Telekom dividend was not included in the annual operations effective tax rate until the second quarter (the first time in three years that a dividend was declared). For further analysis and discussion of TDS’s effective tax rates in 2006 and 2005, see Note 4 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(7,411)	$(3,685)
Minority Shareholders’ or Partners’	(3,193)	(1,899)
	(10,604)	(5,584)
Other	(100)	(26)
	$(10,704)	$(5,610)

Net Income Available to Common totaled $35.9 million, or $0.31 per diluted share, in 2006 and $223.5 million, or $1.93 per diluted share, in 2005.

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

(2)          U.S. Cellular owns rights to acquire controlling interests in 17 wireless licenses resulting from an exchange transaction with AT&T Wireless Services, Inc. (“AT&T Wireless”), now Cingular Wireless L.L.C. (“Cingular”), which closed in August 2003.  Pursuant to such exchange transaction, U.S. Cellular acquired rights to 21 licenses as of the closing date. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire the licenses. Pursuant to such exchange transaction, U.S. Cellular also has rights to acquire four additional licenses. However, those four licenses are in markets where U.S. Cellular currently owns spectrum. Therefore, the four licenses for which U.S. Cellular owns rights to acquire controlling interests are not included in the number of consolidated markets to be acquired.

(3)          Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method.

(4)          Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method.

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,
	2006	2005

As of March 31, (1a)
Total market population (2)	55,164,000	44,576,000
Customers (3)	5,633,000	5,127,000
Market penetration (4)	10.21%	11.50%
Total full-time equivalent employees	7,350	7,000
Cell sites in service	5,438	4,899
For the Three Months Ended March 31, (1b)
Net customer additions (5)	151,000	182,000
Net retail customer additions (5)	122,000	123,000
Average monthly service revenue per customer (As Restated) (6)	$46.17	$44.39
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (As Restated) (8)	$412	$395

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

(6)                Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Service Revenues per Statement of Operations	$769,222	$670,493
Divided by average customers during period (000s) *	5,554	5,035
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$46.17	$44.39

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

(8)                For a discussion of the components of this calculation, see “Operating expenses – Selling, general and administrative” expenses, below.

Operating revenues increased $126.4 million, or 18%, to $836.4 million in 2006 from $710.0 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$678,110	$591,021
Inbound roaming	35,344	29,875
Long-distance and other service revenues	55,768	49,597
Service Revenues	769,222	670,493
Equipment sales	67,154	39,556
	$836,376	$710,049

Service revenues increased $98.7 million, or 15%, to $769.2 million in 2006 from $670.5 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues in 2006 was primarily due to the growth in the number of retail customers, which increased 10% since March 31, 2005, and a 4% increase in monthly service revenue per customer, which averaged $46.17 in the first three months of 2006 and $44.39 in the first three months of 2005.  See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $87.1 million, or 15%, to $678.1 million in 2006 from $591.0 million in 2005. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services, were the primary reasons for the increase in retail service revenue. Average monthly retail service revenue per customer increased 4% to $40.70 in 2006 from $39.13 in 2005.

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

Equipment sales revenues increased $27.6 million, or 70%, to $67.2 million in 2006 from $39.6 million in 2005. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

Operating expenses increased $92.8 million, or 14%, to $766.4 million in 2006 from $673.6 million in 2005. The major components of operating expenses are shown in the table below.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$153,318	$139,542
Cost of equipment sold	143,316	127,248
Selling, general and administrative	327,704	278,953
Depreciation, amortization and accretion	142,025	127,886
	$766,363	$673,629

System operations expenses (excluding depreciation, amortization and accretion) increased $13.8 million, or 10%, to $153.3 million in 2006 from $139.5 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  Maintenance, utility and cell site expenses increased $9.2 million, or 18%, in 2006, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 5,438 and 4,899 as of March 31, 2006 and 2005, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations.

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

Selling, general and administrative expenses increased $48.7 million, or 17%, to $327.7 million in 2006 from $279.0 million in 2005. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2006 reflects higher employee-related and other expenses associated with acquiring, serving and retaining customers, primarily as a result of a 10% increase in U.S. Cellular’s customer base and a 5% increase in full-time equivalent employees. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $12.0 million increase in advertising expenses primarily due to the increase in marketing of the U.S. Cellular brand in newly acquired and recently launched markets as well as increases in specific sponsorships and direct and segment marketing programs;

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

•                  a $5.2 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 10% increase in the customer base;

•                  a $6.2 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006.

•                  a $5.7 million increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•                  a $1.7 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects.

Sales and marketing cost per gross customer addition increased 4% to $412 in 2006 from $395 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.

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

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$144,996	$120,552
Cost of equipment sold to new customers (2)	104,372	95,597
Less equipment sales revenue from new customers (3)	(70,437)	(47,706)
Total costs	$178,931	$168,443
Gross customer additions (000s) (4)	434	426
Sales and marketing cost per gross customer addition	$412	$395

(1)  Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$327,704	$278,953
Less expenses related to serving and retaining customers	(182,708)	(158,401)
Selling, general and administrative expenses related to the acquisition of new customers	$144,996	$120,552

(2)  Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$143,316	$127,248
Less cost of equipment sold related to the retention of existing customers	(38,944)	(31,651)
Cost of equipment sold to new customers	$104,372	$95,597

(3)  Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,
	2006	2005
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$67,154	$39,556
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(14,045)	(5,437)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	17,328	13,587
Equipment sales revenues from new customers	$70,437	$47,706

(4)  Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 3% to $13.50 in 2006 from $13.12 in 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that were focused on providing wireless 911-capable handsets to customers who did not previously have such handsets.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$327,704	$278,953
Less selling, general and administrative expenses related to the acquisition of new customers	(144,996)	(120,552)
Add cost of equipment sold related to the retention of existing customers	38,944	31,651
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(14,045)	(5,437)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	17,328	13,587
Net cost of serving and retaining customers	$224,935	$198,202
Divided by average customers during period (000s) (2)	5,554	5,035
Divided by three months in each period	3	3
Average monthly general and administrative expenses per customer	$13.50	$13.12

(1)  These components were previously identified in the table which calculates sales and marketing cost per customer activation and related footnotes.

(2)  Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data in “Results of Operations” above.

Depreciation, amortization and accretion expense increased $14.1 million, or 11%, to $142.0 million in 2006 from $127.9 million in 2005.

Depreciation expense increased $10.2 million, or 9%, to $126.7 million in 2006 from $116.5 million in 2005. The majority of the increase reflects a higher average fixed assets balance, which increased 13% for the period from January 1 through March 31, 2006 as compared to the same period in the prior year.  The increase in fixed assets in 2006 resulted from the following factors:

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

In 2006, depreciation expense included charges of $5.0 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2005, depreciation expense included charges of $7.3 million related to such disposals, trade-ins and write-offs.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Operating Income

Operating income increased $33.6 million, or 92%, to $70.0 million in 2006 from $36.4 million in 2005. The operating income margin (as a percent of service revenues) was 9.1% in 2006 and 5.4% in 2005.

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

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned and operated markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on July 28, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2006 Estimated Results	2005 Actual Results
(As Restated)
Service revenues	Approx. $3.2 billion	$2.83 billion
Depreciation, amortization and accretion expenses	$585 million	$510.5 million
Operating income (1)(2)	$250-300 million	$231.2 million
Net retail customer additions	370,000 - 400,000	411,000

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

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$161,026	$161,843
Operating Expenses	123,702	121,261
Operating Income	37,324	40,582

Competitive Local Exchange Carrier Operations
Operating Revenues	59,495	58,464
Operating Expenses	58,444	60,689
Operating Income (Loss)	1,051	(2,225)

Intercompany revenue elimination	(1,512)	(1,261)
Intercompany expense elimination	(1,512)	(1,261)

TDS Telecom Operating Income	$38,375	$38,357

TDS Telecom operating expenses include a $0.8 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share Based Payment”, as of January 1, 2006.

Operating income remained flat at $38.4 million in the three months ended March 31, 2006 and  2005.

The following estimates were updated by TDS Telecom on July 28, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS Telecom undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

	2006 Estimated Results		2005 Actual Results
(As Restated)
Incumbent Local Exchange Operations:
Revenues		$645-655 million	$669.7 million
Depreciation and amortization expenses		$135 million	$135.2 million
Operating income (1)		$145-155 million	$168.9 million

Competitive Local Exchange Operations:
Revenues		$230-240 million	$239.3 million
Depreciation and amortization expenses		$25 million	$30.4 million
Operating income (loss) (1)	$	approx. (5) million	$(8.2) million

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

Miscellaneous revenues decreased $0.9 million or 4%, to $21.2 million in 2006 from $22.1 million in 2005.  Revenues from digital subscriber lines increased 45%, but were offset by decreases in dial-up Internet, digital broadcast service, bundled services and other non-regulated services revenues.  Additionally, bundled service discounts increased in the first quarter of 2006 as compared to 2005.  As of March 31, 2006, TDS Telecom incumbent local exchange carrier operations were providing dial-up Internet service and digital subscriber line service to 90,800 and 75,300 customers, respectively, as compared to 98,200 dial-up Internet service customers and 49,300 digital subscriber line service customers as of March 31, 2005.

Operating expenses increased by $2.4 million, or 2%, to $123.7 million in 2006 from $121.3 million in 2005, primarily reflecting increased cost of services and products.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$46,079	$42,080
Selling, general and administrative expense	44,047	44,917
Depreciation and amortization	33,576	34,264
	$123,702	$121,261

Cost of services and products increased $4.0 million or 10%, to $46.1 million in 2006 from $42.1 million in 2005. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $1.9 million of expense increases. Growth in long distance customers combined with increased usage stimulated by call plans increased expense $1.1 million. The remainder of the increase was driven by increased labor and contractor charges.

Selling, general and administrative expenses decreased by $0.9 million or 2%, to $44.0 million from $44.9 million in 2005.

Depreciation and amortization expenses decreased $0.7 million, or 2%, to $33.6 million in 2006 from $34.3 million in 2005 primarily due to certain asset categories becoming fully depreciated.

Operating income decreased $3.3 million, or 8%, to $37.3 million in 2006 from $40.6 million in 2005 primarily as a result of the increase in cost of services and products discussed above.

Competitive Local Exchange Carrier Operations

Operating revenues (revenue from the provision of local and long distance telephone service and data services) increased $1.0 million, or 2%, to $59.5 million in the three months ended March 31, 2006 from $58.5 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Operating Revenues	$59,495	$58,464

Retail revenues increased $0.8 million, or 1% to $53.8 million in 2006 from $53.0 million in 2005, primarily due to customer growth partially offset by lower average revenue per customer due to competitive pressures on voice and data product pricing.

Wholesale revenues, which represent charges to other carriers, increased $0.2 million, or 4% to $5.7 million in 2006 from $5.5 million in 2005.

Operating expenses decreased $2.3 million, or 4%, to $58.4 million in 2006 from $60.7 million in 2005.

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$29,074	$29,905
Selling, general and administrative expense	22,716	23,481
Depreciation and amortization	6,654	7,303
	$58,444	$60,689

Cost of services and products decreased $0.8 million, or 3%, to $29.1 million in 2006 from $29.9 million in 2005.  In the first quarter of 2006, the CLEC recognized a $2.9 million settlement with an inter-exchange carrier related to pricing of certain services offered by the carrier.  The settlement reduced the cost of services for the first quarter of 2006.  This was partially offset by a $0.9 million increase in expense due to access line growth and a $1.2 million increase in other related expenses.

Selling, general and administrative expenses decreased $0.8 million, or 3%, to $22.7 million in 2006 from $23.5 million in 2005 primarily due to a decline in administrative expenses related to securing continued access to the unbundled network elements of incumbent carriers.

Depreciation and amortization expenses decreased $0.6 million, or 9%, to $6.7 million in 2006 from $7.3 million in 2005 as a result of decreases in certain assets as they become fully depreciated.

Operating income increased $3.3 million to $1.1 million in 2006 from a $2.2 million operating loss in 2005, reflecting the increase in operating revenues and decrease in operating expenses discussed above.

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

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$212,236	$149,369
Investing activities	(145,243)	(255,485)
Financing activities	(91,938)	93,407
Net increase (decrease) in cash and cash equivalents	$(23,945)	$(12,709)

Cash Flows from Operating Activities

TDS generated substantial cash flows from operating activities during the first quarters of 2006 and 2005. Such cash flows were $213.2 million and $149.4 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $225.0 million in 2006 and $198.9 million in 2005. Changes in assets and liabilities from operations required $11.7 million in 2006 and $49.6 million in 2005, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$35,997	$223,561
Adjustments to reconcile net income to net cash provided by operating activities	188,980	(24,613)
	224,977	198,948
Changes in assets and liabilities	(11,741)	(49,579)
	$213,236	$149,369

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks.  Cash flows used for investing activities required $145.2 million in the first three months of 2006 compared to $255.5 million 2005.

Cash used for property, plant and equipment and system development totaled $143.8 million in 2006 and $134.0 million in 2005. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $117.2 million in 2006 and $112.0 million in 2005 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $17.1 million in 2006 and $16.1 million in 2005 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities.  TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $2.7 million in 2006 and $4.2 million in 2005 for switching and other network facilities. Corporate and other capital expenditures totaled $6.8 million in 2006 and $1.7 million in 2005. The increase of $5 million represents construction and plant additions at both Corporate and Suttle Straus.

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

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, TDS generated cash flows from operating activities of $213.2 million and $149.4 million during the first quarters of 2006 and 2005, respectively.  At March 31, 2006, TDS had cash and cash equivalents of $1,071.8 million.  TDS believes that cash flows from operating activities, existing cash and cash equivalents and funds available from the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

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

Moody’s Investor Service	Baa3	– under review for possible further downgrade
Standard & Poor’s	A-	– on credit watch with negative implications
Fitch	BBB+	– on ratings watch negative

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

As disclosed in Restatement above, TDS and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under the revolving credit agreements and one line of credit agreement.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB.  The ratings remain on credit watch with negative implications.  The credit ratings by Moody’s Investors Service remain Baa3 – under review for possible further downgrade.  The credit ratings by Fitch remain BBB+ on ratings watch negative.

Long-term Financing

The late filing of TDS’s and U.S. Cellular’s Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of such Forms 10-K and Forms 10-Q. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

As discussed in Restatement above, TDS and its audit committee concluded on November 6, 2006, that TDS would amend its Annual Report on Form 10-K for the year ended December 31, 2005 to restate its financial statements and financial information for each of the three years in the period ended December 31, 2005.  TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the financial statements and financial information included therewith.  TDS and U.S. Cellular require additional time to complete their Forms 10-Q for the quarterly period ended September 30, 2006 to complete the restatements.  The late filing of TDS’s and U.S. Cellular’s Forms 10-Q for the quarterly period ended September 30, 2006 and the failure to deliver such Forms 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance will be cured upon the filing of their Forms 10-Q for the quarterly period ended September 30, 2006. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

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

TDS’s investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. See Note 21 – Subsequent Events for additional information related to the investment in Vodafone ADRs. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

Subsidiaries of TDS and U.S. Cellular have a number of forward contracts with counterparties related to the marketable equity securities that they hold.  The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets.  As of March 31, 2006, such deferred tax liabilities totaled $893.1 million.

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

As disclosed in Restatement above, TDS and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

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

U.S. Cellular owns approximately 14% of Midwest Wireless Communications, L.L.C., which interest is convertible into approximately an 11% interest in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controls Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, holds FCC licenses and operates certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  On January 31, 2006, U.S. Cellular filed a petition to deny the FCC license transfer of control applications filed by ALLTEL and Midwest Wireless Holdings seeking FCC consent to their transaction.  That petition is pending.  Subject to the outcome of such petition, the satisfaction of certain conditions and the closing of the foregoing agreement, U.S. Cellular will be entitled to receive approximately $102.7 million in cash in consideration with respect to its interest in Midwest Wireless Communications upon the closing of the acquisition of Midwest Wireless Holdings by ALLTEL.  In addition, U.S. Cellular owns 49% of an entity, accounted for under the equity method, which owns approximately 2.9% of Midwest Wireless Holdings.  If the transaction with ALLTEL occurs, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.4 million in cash.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $25.4 million at March 31, 2006.

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

Contractual and Other Obligations

There has been no material change to Contractual and Other Obligations included in the Management’s Discussion and Analysis of Results of Operations and Financial Condition included in TDS’s Form 10-K/A for the year ended December 31, 2005.

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

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest.  Such investments totaled $233.0 million as of March 31, 2006 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  TDS’s significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in TDS’s Form 10-K/A for the year ended December 31, 2005.

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

Licenses and Goodwill

As of March 31, 2006, TDS reported $1,364.8 million of licenses and $882.5 million of goodwill, as a result of the acquisitions of interests in wireless licenses and businesses, and the acquisition of operating telephone companies.  Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

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

Derivative Instruments

TDS utilizes derivative financial instruments to reduce marketable equity security market value risk. TDS does not hold or issue derivative financial instruments for trading purposes. TDS recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets and measures those instruments at fair value. Changes in fair value of those instruments are reported in the Consolidated Statements of Operations or classified as accumulated other comprehensive income, net of tax, in the Consolidated Balance Sheets depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depend on the derivative’s hedge designation and whether the hedge is anticipated to be highly effective in achieving offsetting changes in the fair value of the hedged item or cash flows of the asset hedged.

The VeriSign forward contract is designated as a fair value hedge, where effectiveness of the hedge is assessed based upon the intrinsic value of the underlying options. The intrinsic value of the forward contract is defined as the difference between the applicable option strike price and the market value of the contracted shares on the balance sheet date. Changes in the intrinsic value of the options are expected to be perfectly effective at offsetting changes in the fair value of the hedged item. Changes in the fair value of the options are recognized in the Statement of Operations along with the changes in the fair value of the underlying marketable equity securities.

TDS originally designated the embedded collars within its forward contracts as cash flow hedges of the Deutsche Telekom and Vodafone marketable equity securities.  Accordingly, all changes in the fair value of the embedded collars were recorded in other comprehensive income, net of income taxes. Subsequently, upon contractual modifications to the terms of the collars, the embedded collars no longer qualified for the hedge accounting treatment and all changes in fair value of the collars from the time of the contractual modification to the terms of the collars are included in the Consolidated Statements of Operations.

The accounting for the embedded collars as derivative instruments that do not qualify for cash flow hedge accounting and fair value hedges is expected to result in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom, Vodafone and VeriSign marketable equity securities will result in changes in the fair value of the embedded collars being recorded in the statement of operations.

The embedded collars are valued using the Black-Scholes valuation model.  The inputs in the model include the stock price, strike price (differs for call options and put options), risk-free interest rate, volatility of the underlying stock, dividend yield and the term of the contracts.  Different assumptions could create materially different results.  A one percent change in the risk free interest rate could change the fair value of the embedded collars by approximately $30 million.  Changing the volatility index by one unit could change the fair value of the embedded collar by approximately $10 million.

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

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes.  The amounts recorded for regulatory accounting purposes are in addition to the amount required to be recorded in accordance with SFAS No 143 and FIN 47.  These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers.  The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at March 31, 2006 was $37.0 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at March 31, 2006 was $61.5 million.

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

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
		(As Restated)		(As Restated)
		(Dollars in thousands)

Beginning Balance – December 31, 2005	$90,224	$97,509	$2,649	$190,382
Additional liabilities accrued	1,529	1,116	—	2,645
Accretion expense	1,737	8	46	1,791
Costs of removal incurred in 2006	—	(176)	—	(176)
Ending Balance – March 31, 2006	$93,490	$98,457	$2,695	$194,642

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

TDS’s noncurrent deferred tax assets and liabilities as of March 31, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

	March 31, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)

Deferred Tax Asset – noncurrent
Net operating loss carryforwards	$74,390	$71,981
Derivative instruments	187,924	185,707
Other	51,604	45,405
	313,918	303,093
Less valuation allowance	(46,111)	(43,677)
Total Deferred Tax Asset	267,807	259,416

Deferred Tax Liability – noncurrent
Marketable equity securities	893,050	890,081
Property, plant and equipment	359,399	366,400
Partnership investments	107,616	107,638
Licenses/Intangibles	238,000	233,013
Total Deferred Tax Liability	1,598,065	1,597,132
Net Deferred Income Tax Liability	$1,330,258	$1,337,716

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

The deferred income tax liability relating to marketable equity securities totaled $893.1 million, and $890.1 million, as of March 31, 2006 and December 31, 2005, respectively.  These amounts represent deferred income taxes calculated on the difference between the fair value and the tax basis of the marketable equity securities.  Income taxes will be payable when TDS disposes of the marketable equity securities.

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

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q/A (“Form 10-Q/A”), including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’s Form 10-K/A for the year ended December 31, 2005. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’s Form 10-K/A for the year ended December 31, 2005, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q/A to understand the material risks relating to TDS’s business.

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

Reference is made to the disclosure under Market Risk – Long-Term Debt in TDS’s Form 10-K/A for the year ended December 31, 2005, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

TDS redeemed $35.0 million of medium-term notes in January and February of 2006 which carried an interest rate of 10%.

TDS repaid $200.0 million plus accrued interest of unsecured 7% senior notes on August 1, 2006, using cash on-hand.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $2,559.5 million at March 31, 2006 and $2,531.7 million as of December 31, 2005, respectively.  TDS’s cumulative net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $592.6 million at March 31, 2006.

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

Deferred taxes have been provided for the difference between the fair value and the income tax basis of the marketable equity securities and are included in Net deferred tax liabilities in the Consolidated Balance Sheets.  Such deferred tax liabilities related to marketable equity securities totaled $893.1 million at March 31, 2006 and $890.1 million as of December 31, 2005, respectively. Such deferred tax assets related to derivatives totaled $187.9 million at March 31, 2006 and $185.7 million at December 31, 2005, respectively.

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

(2)          U.S. Cellular owned 10.2 million and TDS Telecom owns 2.7 million Vodafone American Depositary Receipts as of March 31. 2006. See “LIQUIDITY AND CAPITAL RESOURCES” above for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 25, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRs was reduced from 12,945,915 to 11,327,674.

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

	Valuation of investments assuming			March 31,	Valuation of investments assuming
	indicated decrease			2006	indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$1,791.7	$2,047.6	$2,303.6	$2,559.5	$2,815.5	$3,071.4	$3,327.4
Derivative Instruments (1)	$97.9	$(68.3)	$(247.0)	$(454.0)	$(672.6)	$(908.2)	$(1,149.4)

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

•                  Finance Leadership Team – In late 2005, the Finance Leadership Team, consisting of key finance leaders from each of TDS’s business units and Corporate headquarters, commenced a Financial Infrastructure initiative. This multi-year initiative is focused on longer-term improvements in key financial processes and support systems with an emphasis on simplification of the financial reporting structure, automation, preventive controls versus detective controls, and system-based controls versus manual controls.

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

Solely for purposes of updating the foregoing disclosure, the following information is provided. There were certain changes to TDS’s internal control over financial reporting subsequent to the quarter ended March 31, 2006.  These changes include the resignation of TDS’s Vice President and Assistant Controller in February 2007, and the reorganization of responsibilities as a result thereof.  Subject to such changes, TDS believes that the foregoing disclosures continue to be correct in all material respects.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q/A, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect TDS’s business, financial condition or future results. The risks described in this Form 10-Q/A and in our Annual Report on Form 10-K/A may not be the only risks facing TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’s business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q/A or that supplement the exhibits identified in TDS’s Form 10-K/A for the year ended December 31, 2005.  Reference is made to TDS’s Form 10-K/A for the year ended December 31, 2005 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date: February 23, 2007	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer

Date: February 23, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer

Date: February 23, 2007	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2006 First Quarter Form 10-Q/A