Form 10-Q/A
period 2006-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2007-02-23
CIK 1051512

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

Explanatory Note

Telephone and Data Systems, Inc. (“TDS”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 10, 2006 (“Original Form 10-Q”), to amend Part I Financial Information – Item 1 “Financial Statements,” Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and Item 4 “Controls and Procedures,” and Part II Other Information – Item 6 “Exhibits and Financial Statement Schedules.”

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

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q, as amended hereby, in its entirety.  However, this Form 10-Q/A amends and restates only Items 1, 2, 3, and 4 of Part I and Item 6 of Part II of the Original Form 10-Q, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying consolidated financial statements, and no other information in the Original Form 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q, or to modify or update those disclosures affected by other subsequent events.  In particular, forward-looking statements included in the Form 10-Q/A represented management’s views as of the date of filing of the Original Form 10-Q for the quarterly period ended June 30, 2006 on October 10, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by TDS’s principal executive officer and principal financial officer are being filed with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

TELEPHONE AND DATA SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED JUNE 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,068,687	$967,948	$2,127,764	$1,901,910

Operating Expenses
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	369,559	341,993	745,865	685,810
Selling, general and administrative expense	411,366	352,707	803,987	697,779
Depreciation, amortization and accretion expense	180,453	167,911	363,419	338,052
Total Operating Expenses	961,378	862,611	1,913,271	1,721,641

Operating Income	107,309	105,337	214,493	180,269

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	22,491	17,741	42,296	32,492
Interest and dividend income	146,545	119,192	158,028	127,310
Interest expense	(59,288)	(54,532)	(117,820)	(106,388)
Fair value adjustment of derivative instruments	(11,768)	164,323	(11,738)	499,723
Gain on investments	91,418	—	91,418	500
Other expense	(941)	(6,802)	(1,868)	(11,076)
Total Investment and Other Income	188,457	239,922	160,316	542,561

Income Before Income Taxes and Minority Interest	295,766	345,259	374,809	722,830
Income tax expense	117,186	140,090	149,528	288,490
Income Before Minority Interest	178,580	205,169	225,281	434,340
Minority share of income	(11,821)	(11,190)	(22,525)	(16,800)
Net Income	166,759	193,979	202,756	417,540
Preferred dividend requirement	(50)	(52)	(101)	(102)
Net Income Available To Common	$166,709	$193,927	$202,655	$417,438

Basic Weighted Average Shares Outstanding (000s)	115,768	115,224	115,754	115,112
Basic Earnings Per Share (Note 7)	$1.44	$1.68	$1.75	$3.63

Diluted Weighted Average Shares Outstanding (000s)	116,640	115,959	116,576	115,926
Diluted Earnings Per Share (Note 7)	$1.43	$1.67	$1.73	$3.60

Dividends Per Share	$0.0925	$0.0875	$0.185	$0.175

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$202,756	$417,540
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	363,419	338,052
Bad debts expense	26,465	17,764
Stock-based compensation expense	14,653	4,086
Deferred income taxes	(41,091)	195,198
Equity in earnings of unconsolidated entities	(42,296)	(32,492)
Distributions from unconsolidated entities	37,399	27,914
Minority share of income	22,525	16,800
Fair value adjustment of derivative instruments	11,738	(499,723)
(Gain) loss on investments	(91,418)	(500)
Noncash interest expense	10,705	10,129
Other noncash expense	3,631	5,558
Changes in assets and liabilities
Change in accounts receivable	(41,637)	(28,171)
Change in materials and supplies	10,503	22,020
Change in accounts payable	(47,956)	(46,303)
Change in customer deposits and deferred revenues	5,346	8,339
Change in accrued taxes	67,233	76,878
Change in other assets and liabilities	(32,485)	(17,759)
	479,490	515,330

Cash Flows from Investing Activities
Additions to property, plant and equipment	(330,294)	(304,383)
Cash received from divestitures	722	500
Cash paid for acquisitions	(18,546)	(126,033)
Sales of investments	102,549	—
Other investing activities	(2,887)	(1,271)
	(248,456)	(431,187)

Cash Flows from Financing Activities
Issuance of notes payable	195,000	310,000
Issuance of long-term debt	560	112,881
Repayment of notes payable	(225,000)	(290,000)
Repayment of long-term debt	(1,586)	(240,752)
Repayment of medium-term notes	(35,000)	(17,200)
TDS Common Shares and Special Common Shares issued for benefit plans	3,047	12,663
U.S. Cellular Common Shares issued for benefit plans	3,856	14,012
Capital (distributions) to minority partners	(7,613)	(810)
Dividends paid	(21,498)	(20,259)
Other financing activities	750	(6)
	(87,484)	(119,471)

Net Increase (Decrease) in Cash and Cash Equivalents	143,550	(35,328)

Cash and Cash Equivalents
Beginning of period	1,095,791	1,171,105
End of period	$1,239,341	$1,135,777

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	June 30, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,239,341	$1,095,791
Accounts receivable
Due from customers, less allowance of $14,033 and $15,200, respectively	339,627	332,278
Other, principally connecting companies, less allowance of $7,831 and $5,620, respectively	165,553	157,182
Marketable equity securities	272,938	—
Materials and supplies	93,922	103,211
Prepaid expenses	53,688	41,746
Deferred income tax asset	—	13,438
Other current assets	24,458	34,774
	2,189,527	1,778,420

Investments
Marketable equity securities	2,176,706	2,531,690
Licenses	1,370,369	1,365,063
Goodwill	886,476	882,168
Customer lists, net of accumulated amortization of $56,323 and $44,616, respectively	37,998	47,649
Investments in unconsolidated entities	222,187	217,180
Other investments, less valuation allowance of $55,144 in both periods	11,760	12,274
	4,705,496	5,056,024

Property, Plant and Equipment
In service and under construction	7,431,878	7,131,977
Less accumulated depreciation	3,907,694	3,602,217
	3,524,184	3,529,760

Other Assets and Deferred Charges	56,231	55,830
	$10,475,438	$10,420,034

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	June 30, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$203,091	$237,948
Forward contracts	179,832	—
Notes payable	105,000	135,000
Accounts payable	312,512	359,934
Customer deposits and deferred revenues	132,362	126,454
Accrued interest	29,212	28,946
Accrued taxes	112,663	46,061
Accrued compensation	54,495	67,443
Derivative liability	50,828	—
Deferred income tax liability	44,669	—
Other current liabilities	74,497	63,539
	1,299,161	1,065,325

Deferred Liabilities and Credits
Net deferred income tax liability	1,195,527	1,337,716
Derivative liability	413,054	449,192
Asset retirement obligation	200,529	190,382
Other deferred liabilities and credits	108,873	107,924
	1,917,983	2,085,214

Long-Term Debt
Long-term debt, excluding current portion	1,632,577	1,633,519
Forward contracts	1,536,563	1,707,282
	3,169,140	3,340,801

Commitments and Contingencies (See Note 21)

Minority Interest in Subsidiaries	566,881	546,833

Preferred Shares	3,863	3,863

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,503,000 and 56,481,000 shares, respectively	565	565
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares, issued 62,887,000 and 62,868,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,446,000 and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,837,354	1,828,634
Treasury Shares, at cost:
Common Shares, 5,071,000 and 5,105,000 shares, respectively	(207,524)	(208,156)
Special Common Shares 5,105,000 and 5,128,000 shares, respectively	(209,421)	(210,600)
Accumulated other comprehensive income	312,264	363,641
Retained earnings	1,784,479	1,603,221
	3,518,410	3,377,998
	$10,475,438	$10,420,034

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

•                  Establishment of an Asset Retirement Obligation (“ARO”) - Upon initial implementation of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, TDS Telecom’s ILEC operations concluded that it was not necessary to record an ARO asset and corresponding regulatory liability of equal amount.  TDS Telecom's ILECs have their rates regulated by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and therefore, reflect the effects of the rate-making actions of these regulatory bodies in their financial statements.  In 2002, the FCC notified carriers by Order that it would not be adopting SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require ILECs to accrue for asset retirement obligations through prescribed depreciation rates.  Upon adoption of SFAS No. 143, and pursuant to the FCC's order and the provisions of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No.71”) the ILECs reclassified their existing remediation liabilities, previously recorded in accumulated depreciation, to an ARO liability and a separate regulatory liability.  Upon further review, TDS has concluded that upon adoption of SFAS No. 143, and in accordance with SFAS No. 71, it should have recognized an ARO asset and a corresponding ARO liability, rather than establish the ARO liability through a reclassification of its existing remediation liabilities. The impact of establishing the ARO asset increased Property, Plant and Equipment and the corresponding ARO liability by $26.8 million and $27.3 million as of June 30, 2006 and December 31, 2005, respectively.  The adjustment did not affect previously reported revenues, operating income or net income (loss).

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

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $3.4 million and $2.3 million in the six months ended June 30, 2006 and 2005, respectively.

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

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$306,524	$183,171	$392,617	$229,378
Forward contracts and related derivative instruments	(12,169)	164,229	(12,564)	499,676
Contracts with maintenance and support services	198	(138)	339	(335)
Interest income	—	—	(4,754)	—
Property, plant and equipment	1,511	317	3,111	77
Other items	(298)	(2,320)	(3,940)	(5,966)
Total adjustment	(10,758)	162,088	(17,808)	493,452
Income Before Income Taxes and Minority Interest, as restated	$295,766	$345,259	$374,809	$722,830

The table below summarizes the net income and diluted earnings per share impacts from the restatement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$172,467	$1.48	$97,056	$0.83	$212,342	$1.82	$120,105	$1.03
Forward contracts and related derivative instruments	(7,274)	(0.07)	97,405	0.85	(7,946)	(0.07)	299,325	2.58
Contracts with maintenance and support services	101	—	(56)	—	176	—	(140)	—
Income taxes	679	0.01	549	—	1,358	0.01	1,098	0.01
Interest income	—	—	—	—	(2,876)	(0.02)	—	—
Property, plant and equipment	710	0.01	151	—	1,464	0.01	42	—
Other items	76	—	(1,126)	(0.01)	(1,762)	(0.02)	(2,890)	(0.02)
Total adjustment	(5,708)	(0.05)	96,923	0.84	(9,586)	(0.09)	297,435	2.57
As restated	$166,759	$1.43	$193,979	$1.67	$202,756	$1.73	$417,540	$3.60

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended
	June 30, 2006		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
Operating Revenues	$1,065,910	$1,068,687	$969,859	$967,948
Operating Expenses
Cost of service and products (exclusive of depreciation, amortization and accretion shown separately below)	369,559	369,559	341,830	341,993
Selling, general and administrative expense	410,468	411,366	352,127	352,707
Depreciation, amortization and accretion expense	179,985	180,453	168,575	167,911
Total Operating Expenses	960,012	961,378	862,532	862,611

Operating Income	105,898	107,309	107,327	105,337

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	22,491	22,491	18,188	17,741
Interest and dividend income	146,545	146,545	118,896	119,192
Interest expense	(59,288)	(59,288)	(54,532)	(54,532)
Fair value adjustment of derivative instruments	401	(11,768)	94	164,323
Gain on investments	91,418	91,418	—	—
Other income (expense), net	(941)	(941)	(6,802)	(6,802)
Total Investment and Other Income (Expense)	200,626	188,457	75,844	239,922

Income before Income Taxes and Minority Interest	306,524	295,766	183,171	345,259
Income tax expense	122,118	117,186	76,980	140,090
Income Before Minority Interest	184,406	178,580	106,191	205,169
Minority share of income	(11,939)	(11,821)	(9,135)	(11,190)
Net Income (Loss)	172,467	166,759	97,056	193,979
Preferred dividend requirement	(50)	(50)	(52)	(52)
Net Income Available to Common	$172,417	$166,709	$97,004	$193,927

Basic Earnings per Share	$1.49	$1.44	$0.84	$1.68
Diluted Earnings per Share	$1.48	$1.43	$0.83	$1.67

	Six Months Ended
	June 30, 2006		June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
Operating Revenues	$2,126,222	$2,127,764	$1,905,646	$1,901,910
Operating Expenses
Cost of service and products (exclusive of depreciation, amortization and accretion shown separately below)	747,402	745,865	684,576	685,810
Selling, general and administrative expense	801,185	803,987	696,576	697,779
Depreciation, amortization and accretion expense	362,652	363,419	338,323	338,052
Total Operating Expenses	1,911,239	1,913,271	1,719,475	1,721,641

Operating Income	214,983	214,493	186,171	180,269

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	42,296	42,296	32,942	32,492
Interest and dividend income	162,782	158,028	127,182	127,310
Interest expense	(117,820)	(117,820)	(106,388)	(106,388)
Fair value adjustment of derivative instruments	826	(11,738)	47	499,723
Gain on investments	91,418	91,418	500	500
Other income (expense), net	(1,868)	(1,868)	(11,076)	(11,076)
Total Investment and Other Income (Expense)	177,634	160,316	43,207	542,561

Income before Income Taxes and Minority Interest	392,617	374,809	229,378	722,830
Income tax expense	158,086	149,528	94,375	288,490

Income before Minority Interest	234,531	225,281	135,003	434,340
Minority share of income	(22,189)	(22,525)	(14,898)	(16,800)
Net Income	212,342	202,756	120,105	417,540
Preferred dividend requirement	(101)	(101)	(102)	(102)
Net Income Available to Common	$212,241	$202,655	$120,003	$417,438

Basic Earnings per Share	$1.83	$1.75	$1.04	$3.63
Diluted Earnings per Share	$1.82	$1.73	$1.03	$3.60

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Six Months Ended June 30,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212,342	$202,756	$120,105	$417,540
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	362,652	363,419	338,323	338,052
Bad debts expense	26,465	26,465	17,764	17,764
Stock-based compensation expense	13,022	14,653	4,086	4,086
Deferred income taxes	(32,531)	(41,091)	1,082	195,198
Equity in earnings of unconsolidated entities	(42,296)	(42,296)	(32,942)	(32,492)
Distributions from unconsolidated entities	37,399	37,399	28,210	27,914
Minority share of income	22,189	22,525	14,898	16,800
Fair value adjustment of derivative instruments	(826)	11,738	(47)	(499,723)
(Gain) loss on investments	(91,418)	(91,418)	(500)	(500)
Noncash interest expense	10,705	10,705	10,129	10,129
Other noncash expense	3,631	3,631	5,558	5,558
Changes in assets and liabilities
Change in accounts receivable	(39,668)	(41,637)	(29,158)	(28,171)
Change in materials and supplies	10,503	10,503	22,020	22,020
Change in accounts payable	(47,956)	(47,956)	(46,352)	(46,303)
Change in customer deposits and deferred revenues	4,919	5,346	5,261	8,339
Change in accrued taxes	67,233	67,233	76,878	76,878
Change in other assets and liabilities	(27,572)	(32,485)	(16,963)	(17,759)
	488,793	479,490	518,352	515,330

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(334,843)	(330,294)	(307,405)	(304,383)
Cash received from divestitures	722	722	500	500
Cash paid for acquisitions	(18,546)	(18,546)	(126,033)	(126,033)
Sales of investments	102,549	102,549	—	—
Other investing activities	(2,887)	(2,887)	(1,271)	(1,271)
	(253,005)	(248,456)	(434,209)	(431,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	195,000	195,000	310,000	310,000
Issuance of long-term debt	560	560	112,881	112,881
Repayment of notes payable	(225,000)	(225,000)	(290,000)	(290,000)
Repayment of long-term debt	(1,586)	(1,586)	(240,752)	(240,752)
Repayment of medium-term notes	(35,000)	(35,000)	(17,200)	(17,200)
TDS Common Shares and Special Common Shares issued for benefit plans	3,047	3,047	12,663	12,663
U.S. Cellular Common Shares issued for benefit plans	3,856	3,856	14,012	14,012
Capital (distributions) to minority partners	(7,613)	(7,613)	(810)	(810)
Dividends paid	(21,498)	(21,498)	(20,259)	(20,259)
Other financing activities	750	750	(6)	(6)
	(87,484)	(87,484)	(119,471)	(119,471)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	148,304	143,550	(35,328)	(35,328)

CASH AND CASH EQUIVALENTS
Beginning of period	1,095,791	1,095,791	1,171,105	1,171,105
End of period	$1,244,095	$1,239,341	$1,135,777	$1,135,777

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	June 30,		December 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,244,095	$1,239,341	$1,095,791	$1,095,791
Accounts receivable
Due from customers	343,353	339,627	336,005	332,278
Other, principally connecting companies	166,979	165,553	160,577	157,182
Marketable equity securities	272,938	272,938	—	—
Materials and supplies, at average cost	93,922	93,922	103,211	103,211
Prepaid expenses	52,747	53,688	40,704	41,746
Deferred income tax asset	—	—	13,438	13,438
Other current assets	24,458	24,458	29,243	34,774
	2,198,492	2,189,527	1,778,969	1,778,420

INVESTMENTS
Marketable equity securities	2,176,706	2,176,706	2,531,690	2,531,690
Licenses	1,370,369	1,370,369	1,365,063	1,365,063
Goodwill	874,100	886,476	869,792	882,168
Customer lists, net of accumulated amortization	45,117	37,998	49,318	47,649
Investments in unconsolidated entities	220,430	222,187	215,424	217,180
Other investments	11,760	11,760	12,274	12,274
	4,698,482	4,705,496	5,043,561	5,056,024

PROPERTY, PLANT AND EQUIPMENT, NET
In service and under construction	7,441,768	7,431,878	7,140,447	7,131,977
Less accumulated depreciation	3,924,149	3,907,694	3,614,242	3,602,217
	3,517,619	3,524,184	3,526,205	3,529,760

OTHER ASSETS AND DEFERRED CHARGES	56,231	56,231	55,830	55,830

TOTAL ASSETS	$10,470,824	$10,475,438	$10,404,565	$10,420,034

	June 30,		December 31,
	2006	2006	2005	2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$203,091	$203,091	$237,948	$237,948
Forward contracts	179,832	179,832	—	—
Notes payable	105,000	105,000	135,000	135,000
Accounts payable	309,851	312,512	357,273	359,934
Customer deposits and deferred revenues	126,709	132,362	121,228	126,454
Accrued interest	29,212	29,212	28,946	28,946
Accrued taxes	119,310	112,663	47,180	46,061
Accrued compensation	54,495	54,495	67,443	67,443
Derivative liability	50,828	50,828	—	—
Deferred income tax liability	44,669	44,669	—	—
Other current liabilities	71,936	74,497	61,086	63,539
	1,294,933	1,299,161	1,056,104	1,065,325

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,244,331	1,195,527	1,383,031	1,337,716
Derivative liability	413,054	413,054	449,192	449,192
Asset retirement obligation	173,779	200,529	163,093	190,382
Other deferred liabilities and credits	107,532	108,873	104,984	107,924
	1,938,696	1,917,983	2,100,300	2,085,214

LONG-TERM DEBT
Long-term debt, excluding current portion	1,632,577	1,632,577	1,633,519	1,633,519
Forward contracts	1,536,563	1,536,563	1,707,282	1,707,282
	3,169,140	3,169,140	3,340,801	3,340,801

MINORITY INTEREST IN SUBSIDIARIES	573,041	566,881	552,884	546,833

PREFERRED SHARES	3,863	3,863	3,863	3,863

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share	565	565	565	565
Special Common Shares, par value $.01 per share	629	629	629	629
Series A Common Shares, par value $.01 per share	64	64	64	64
Additional paid-in capital	1,833,617	1,837,354	1,826,420	1,828,634
Common Shares	(207,524)	(207,524)	(208,156)	(208,156)
Special Common Shares	(209,421)	(209,421)	(210,600)	(210,600)
Accumulated other comprehensive income	249,694	312,264	309,009	363,641
Retained earnings	1,823,527	1,784,479	1,632,682	1,603,221
	3,491,151	3,518,410	3,350,613	3,377,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,470,824	$10,475,438	$10,404,565	$10,420,034

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

On March 7, 2006, the TDS Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  TDS temporarily suspended issuances of shares under the 2004 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings.  As required under the provisions of SFAS 123(R), TDS evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed above, TDS further reviewed the accounting for the plan modification.  Upon such further review, TDS determined that it should have recognized stock-based compensation expense of $1.6 million in the three months ended March 31, 2006 as a result of this modification.  TDS recognized $0.0 million and $1.6 million in stock-based compensation expense in the three and six months ended June 30, 2006, respectively, as a result of this modification.

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

3.               Stock-Based Compensation

As a result of adopting SFAS 123(R) on January 1, 2006, TDS’s income before income taxes for the three and six months ended June 30, 2006, was $4.0 million and $9.2 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Similarly, as a result of adopting SFAS 123(R) on January 1, 2006, TDS’s net income for the three and six months ended June 30, 2006, was $2.0 million and $4.6 million lower, basic earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.04 lower, and diluted earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.04 lower, respectively, than if TDS had continued to account for stock-based compensation expense under APB 25.

Stock-Based Compensation Expense

For comparison, the following table illustrates the pro forma effect on net income and earnings per share had TDS applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three and six months ended June 30, 2005:

(Dollars in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005
	(As Restated)	(As Restated)
Net income, as reported	$193,979	$417,540
Add: Stock-based compensation expense included in reported net income, net of related tax effects and minority interest	1,450	2,046
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(6,886)	(9,663)
Pro forma net income	$188,543	$409,923

Earnings per share:
Basic—as reported	$1.68	$3.63
Basic—pro forma	1.64	3.56
Diluted—as reported	1.67	3.60
Diluted—pro forma	$1.62	$3.53

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

The following table summarizes stock-based compensation expense recognized during the three and six months ended June 30, 2006:

(Amounts in thousands)	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock option awards	$4,038	$9,166
Restricted stock unit awards	3,336	6,087
Deferred compensation matching stock unit awards	(1,361)	(602)
Employee stock purchase plans	—	—
Awards under non-employee director’s compensation plan	—	2
Total stock-based compensation, before income taxes	6,013	14,653
Income tax benefit	(2,457)	(5,996)
Total stock-based compensation expense, net of income taxes	$3,556	$8,657

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

A summary of TDS stock options (total and portion exercisable) at June 30, 2006 and changes during the six months then ended is presented in the table and narrative below:

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

A summary of TDS nonvested deferred compensation stock unit plans at June 30, 2006 and changes during the six months then ended is presented in the table that follows:

Tandem Deferred Compensation Stock Units

Weighted
	Number of	Average
	Tandem	Fair Values
	Stock Units(1)	of Stock Units
Nonvested at December 31, 2005	1,025	$75.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	1,025	$75.05

(1)          Upon exercise, each tandem deferred compensation stock unit outstanding at June 30, 2006 is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Deferred Compensation Stock Units

Weighted
	Number of	Average
	Special Common	Fair Values
	Stock Units(2)	of Stock Units
Nonvested at December 31, 2005	—	—
Granted	1,500	$38.30
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2006	1,500	$38.30

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

On March 7, 2006, the U.S. Cellular Compensation Committee, approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period.  U.S. Cellular temporarily suspended issuances of shares under the 2005 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings.  As required under the provisions of SFAS 123(R), U.S. Cellular evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed above, U.S. Cellular further reviewed the accounting for the plan modification.  Upon such further review, U.S. Cellular determined that it should have recognized Stock-Based compensation expense of $1.5 million in the three months ended March 31, 2006 as a result of this modification.  U.S. Cellular recognized $0.0 million and $1.5 million in stock-based compensation expense in the three and six months ended June 30, 2006, respectively, as a result of this modification.

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

A summary of U.S. Cellular stock options outstanding (total and portion exercisable) at June 30, 2006 and changes during the six months then ended is presented in the table below:

			Weighted
		Weighted	Average
		Remaining	Average
	Number of	Exercise	Contractual	Aggregate
	Options	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (877,000 exercisable)	2,701,000	$38.80	7.5 years	$58,871,000
Granted	551,000	59.46		629,000
Exercised	107,000	34.51		2,259,000
Forfeited	29,000	39.60		615,000
Expired	1,000	32.23		34,000
Outstanding at June 30, 2006 (1,528,000 exercisable)	3,115,000	$42.61	7.6 years	$56,044,000

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

4.               Income Taxes

The following table summarizes the effective income tax expense (benefit) rates in each of the periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Effective Income Tax (Benefit) Rate From:
Operations excluding gain on investments and fair value adjustment of derivative instruments	40.9%	41.8%	40.9%	40.8%
Gain on investments and fair value adjustment of derivative instruments(1)	36.3%	39.3%	36.1%	39.5%
Income before income taxes and minority interest	39.6%	40.6%	39.9%	39.9%

(1)          In the second quarter of 2006, TDS Telecom recorded gains of $91.4 million. See Note 5 – Gains on Investments. Also included in these amounts are fair value adjustment of derivative instruments. See Note 6 – Fair Value Adjustment of Derivative Instruments.

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

6.               Fair Value Adjustment of Derivative Instruments

Fair value adjustment of derivative instruments totaled a loss of $11.8 million and $11.7 million in the three and six months ended June 30, 2006, respectively and a gain of $164.3 million and $499.7 million in the three and six months ended June 30, 2005, respectively.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars, during cash flow hedge designation are recorded to other comprehensive income. When the collars are de-designated in cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statement of Operations, along with the related income tax effects. The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated an unrealized gain of $0.4 million and $0.8 million in the three and six months ended June 30, 2006, respectively, and an unrealized gain of $0.1 million and $0.1 million in the three and six months ended June 30, 2005, respectively.

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

The net income amounts used in computing earnings per share and the effects on the weighted average number of common and Series A Common Shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$166,759	$193,979	$202,756	$417,540
Preferred dividend requirement	(50)	(52)	(101)	(102)
Net income available to common used in basic earnings per share	$166,709	$193,927	$202,655	$417,438
Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$166,709	$193,927	$202,655	$417,438
Minority income adjustment (1)	(371)	(309)	(617)	(457)
Preferred dividend adjustment (2)	50	50	100	100
Net income available to common used in diluted earnings per share	$166,388	$193,668	$202,138	$417,081

Weighted average number of shares of common stock used in basic earnings per share:
Common Shares	51,485	51,182	51,478	51,128
Special Common Shares	57,836	57,612	57,829	57,556
Series A Common Shares	6,447	6,430	6,447	6,428
Weighted average number of shares of common stock used in basic earnings per share	115,768	115,224	115,754	115,112
Effects of Dilutive Securities:
Effects of stock options (3)	710	582	659	661
Conversion of preferred shares	162	153	163	153
Weighted average number of shares of common stock used in diluted earnings per share	116,640	115,959	116,576	115,926
Basic Earnings per Share	$1.44	$1.68	$1.75	$3.63

Diluted Earnings per Share	$1.43	$1.67	$1.73	$3.60

(1)	The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s dilutive securities were outstanding.

(2)	The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.

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

8.               Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding TDS’s marketable equity securities is summarized as follows:

	June 30, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Vodafone Group Plc – 10,245,370 and 0 American Depositary Receipts, respectively(1)	$218,226	$—
VeriSign, Inc. – 2,361,333 and 0 Common Shares, respectively	54,712	—
Aggregate fair value included in Current Assets	272,938	—

Marketable Equity Securities - Investments
Deutsche Telekom AG - 131,461,861 Ordinary Shares	2,111,277	2,191,469
Vodafone Group Plc – 2,700,545 and 12,945,915 American Depositary Receipts, respectively(1)	57,522	277,949
VeriSign, Inc. - 0 and 2,361,333 Common Shares	—	51,760
Rural Cellular Corporation - 719,396 equivalent Common Shares	7,906	10,511
Other	1	1
Aggregate fair value included in investments	2,176,706	2,531,690
Total aggregate fair value	2,449,644	2,531,690
Accounting cost basis	1,543,677	1,543,677
Gross holding gains	905,967	988,013
Gross realized holding gains	(27,651)	(24,700)
Gross unrealized holding gains	878,316	963,313
Equity method unrealized gains	352	543
Income tax (expense)	(344,359)	(377,845)
Minority share of unrealized holding gains	(7,410)	(7,738)
Unrealized holding gains, net of tax and minority share	526,899	578,273
Derivative instruments, net of tax and minority share	(214,635)	(214,632)
Accumulated other comprehensive income	$312,264	$363,641

(1)          See Note 22 – Subsequent Events for a discussion of the Share Consolidation and Special Distribution related to the Vodafone ADRs that was effected on July 28, 2006. As a result of the Share Consolidation, the aggregate number of ADRs was reduced from 12,945,915 to 11,327,674.

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

See Note 15 – Long-Term Debt and Forward Contracts for additional information related to forward contracts.

The forward contracts related to U.S. Cellular’s 10,245,370 Vodafone ADRs and TDS’s 2,361,333 VeriSign common shares mature in May 2007. Accordingly, the Vodafone ADRs and VeriSign common shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at June 30, 2006.

9.               Licenses and Goodwill

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

	U.S.	TDS Telecom
(Dollars in thousands)	Cellular	ILEC	CLEC	Other (1)	Total
	(As Restated)	(As Restated)			(As Restated)
Balance December 31, 2005	$481,235	$398,652	$—	$2,281	$882,168
Acquisitions	3,990	—	—	—	3,990
Other Adjustments	318	—	—	—	318
Balance June 30, 2006	$485,543	$398,652	$—	$2,281	$886,476

Balance December 31, 2004	$454,830	$398,652	$—	$2,281	$855,763
Acquisitions	150	—	—	—	150
Other	(10)	—	—	—	(10)
Balance June 30, 2005	$454,970	$398,652	$—	$2,281	$855,903

(1)          Other consists of goodwill related to Suttle Straus.

See Note 18 – Acquisitions, Divestitures and Exchanges below for additional information related to transactions which affected licenses and goodwill.

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

(1)          In addition, as of June 30, 2006, U.S. Cellular owned a 49% interest in an entity which owns an interest of approximately 2.9% in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C. See Note 22 – Subsequent Events, for information about the disposition of this interest.

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

See Note 22 – Subsequent Events for additional information related to TDS’s investment in Midwest Wireless Communications, L.L.C.

11.         Customer Lists

Customer lists acquired in connection with purchases and exchanges of wireless markets are being amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life.  The acquisition of certain minority interests in the six months ended June 30, 2006 and 2005 added $2.0 million and $0.6 million, respectively, to the gross balance of customer lists.  Customer list amortization expense was $6.0 million and $11.7 million for the three and six months ended June 30, 2006, respectively, and $2.3 and $5.2 million for the three and six months ended June 30, 2005, respectively.  Amortization expense for the remainder of 2006 and for the years 2007-2011 is expected to be $11.8 million, $9.8 million, $7.2 million, $5.4 million, $3.7 million and $0.1 million, respectively.

12.         Property, Plant and Equipment

In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, TDS reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. TDS did not record any impairment losses on property, plant and equipment in 2006 or 2005.

13.         Revolving Credit Facilities

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

14.         Asset Retirement Obligations

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

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes.  The amounts recorded for regulatory accounting purposes are in addition to the amounts required to be recorded in accordance with SFAS No 143 and FIN 47.  These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers.  The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at June 30, 2006 was $37.6 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at June 30, 2006 was $61.9 million.

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

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
		(As Restated)		(As Restated)
		(Dollars in thousands)

Beginning Balance – December 31, 2005	$90,224	$97,509	$2,649	$190,382
Additional liabilities accrued	3,414	2,349	—	5,763
Acquisition of assets	1,237	—	—	1,237
Disposition of assets	(37)	(406)	—	(443)
Accretion expense	3,481	17	92	3,590
Ending Balance – June 30, 2006	$98,319	$99,469	$2,741	$200,529

15.         Long-Term Debt and Forward Contracts

The late filing of TDS’s and U.S. Cellular’s Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 and the failure to deliver such Forms 10-K and 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of their Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

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

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of June 30, 2006 with all covenants and other requirements set forth in its long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

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

The Vodafone forward contracts mature in May and October 2007. The Vodafone forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.48% at June 30, 2006). See Note 22 - Subsequent Events for additional information related to the investment in Vodafone ADRs.

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

16.         Minority Interest in Subsidiaries

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

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $156.4 million at June 30, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on June 30, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the finite-lived partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at June 30, 2006 is $31.4 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $125.0 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

17.         Common Share Repurchase Programs

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

18.         Acquisitions, Divestitures and Exchanges

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

19.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and losses on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$578,273	$1,077,710
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(84,997)	(566,167)
Income tax (expense) benefit	33,486	223,686
	(51,511)	(342,481)
Unrealized gain (loss) of equity method companies	(190)	282
Minority share of unrealized losses	327	3,357
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(51,374)	(338,842)
Balance, end of period	$526,899	$738,868

Derivative Instruments
Balance, beginning of period	$(214,632)	$(213,760)
Add (deduct):
Unrealized gains (losses) on derivative instruments	—	—
Income tax (expense) benefit	—	(19)
	—	(19)
Minority share of unrealized gains	(3)	(13)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	(3)	(32)
Balance, end of period	$(214,635)	$(213,792)

Accumulated Other Comprehensive Income
Balance, beginning of period	$363,641	$863,950
Net change in marketable equity securities	(51,374)	(338,842)
Net change in derivative instruments	(3)	(32)
Net change in unrealized gains (losses) included in comprehensive income	(51,377)	(338,874)
Balance, end of period	$312,264	$525,076

20.         Business Segment Information

Financial data for TDS’s business segments for the three month period ended or at June 30, 2006 and 2005 are as follows.  TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2006 (As Restated)	Cellular	ILEC	CLEC	Segment(3)	Items(1)	Total
(Dollars in thousands)
Operating revenues	$846,137	$161,960	$57,734	$8,355	$(5,499)	$1,068,687
Cost of services and products	283,971	47,479	32,745	5,982	(618)	369,559
Selling, general and administrative expense	342,769	47,138	22,434	1,342	(2,317)	411,366
Operating income before depreciation, amortization and accretion (2)	219,397	67,343	2,555	1,031	(2,564)	287,762
Depreciation, amortization and accretion expense	140,486	33,252	6,005	710	—	180,453
Operating income (loss)	78,911	34,091	(3,450)	321	(2,564)	107,309
Other items:
Equity in earnings of unconsolidated entities	21,957	—	—	—	534	22,491
Fair value adjustment of derivative instruments	(922)	—	—	—	(10,846)	(11,768)
Gain on investments	—	91,418	—	—	—	91,418
Marketable equity securities	222,302	—	—	—	2,227,342	2,449,644
Investment in unconsolidated entities	176,653	3,623	—	—	41,911	222,187
Total assets	5,456,224	1,777,468	144,639	26,131	3,070,976	10,475,438
Capital expenditures	$151,398	$29,713	$4,351	$244	$812	$186,518

Three Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2005 (As Restated)	Cellular	ILEC(4)	CLEC(4)	Segment(3)	Items(1)	Total
(Dollars in thousands)
Operating revenues	$740,377	$164,379	$60,449	$7,455	$(4,712)	$967,948
Cost of services and products	264,212	41,210	32,306	4,938	(673)	341,993
Selling, general and administrative expense	284,789	46,448	24,079	1,430	(4,039)	352,707
Operating income before depreciation, amortization and accretion (2)	191,376	76,721	4,064	1,087	—	273,248
Depreciation, amortization and accretion expense	126,120	33,582	7,522	687	—	167,911
Operating income (loss)	65,256	43,139	(3,458)	400	—	105,337
Other items:
Equity in earnings of unconsolidated entities	17,378	175	—	—	188	17,741
Fair value adjustment of derivative instruments	20,183	—	—	—	144,140	164,323
Marketable equity securities	251,115	—	—	—	2,570,093	2,821,208
Investment in unconsolidated entities	167,460	20,071	—	—	24,630	212,161
Total assets	5,197,284	1,722,033	147,163	26,442	3,399,702	10,492,624
Capital expenditures	$141,550	$18,718	$7,322	$1,063	$1,733	$170,386

Six Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2006 (As Restated)	Cellular	ILEC	CLEC	Segment(3)	Items(1)	Total
(Dollars in thousands)
Operating revenues	$1,682,513	$322,986	$117,229	$15,938	$(10,902)	$2,127,764
Cost of services and products	580,605	93,558	61,819	11,254	(1,371)	745,865
Selling, general and administrative expense	670,473	91,185	45,150	3,249	(6,070)	803,987
Operating income before depreciation, amortization and accretion (2)	431,435	138,243	10,260	1,435	(3,461)	577,912
Depreciation, amortization and accretion expense	282,511	66,828	12,659	1,421	—	363,419
Operating income (loss)	148,924	71,415	(2,399)	14	(3,461)	214,493
Other items:
Equity in earnings of unconsolidated entities	41,440	—	—	—	856	42,296
Fair value adjustment of derivative instruments	3,893	—	—	—	(15,631)	(11,738)
Gain on investments	—	91,418	—	—	—	91,418
Marketable equity securities	222,302	—	—	—	2,227,342	2,449,644
Investment in unconsolidated entities	176,653	3,623	—	—	41,911	222,187
Total assets	5,456,224	1,777,468	144,639	26,131	3,070,976	10,475,438
Capital expenditures	$268,607	$46,822	$7,024	$2,117	$5,724	$330,294

Six Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2005 (As Restated)	Cellular	ILEC(4)	CLEC(4)	Segment(3)	Items(1)	Total
(Dollars in thousands)
Operating revenues	$1,450,426	$326,222	$118,913	$15,263	$(8,914)	$1,901,910
Cost of services and products	531,002	83,290	62,211	10,487	(1,180)	685,810
Selling, general and administrative expense	563,742	91,365	47,560	2,846	(7,734)	697,779
Operating income before depreciation, amortization and accretion (2)	355,682	151,567	9,142	1,930	—	518,321
Depreciation, amortization and accretion expense	254,006	67,846	14,825	1,375	—	338,052
Operating income (loss)	101,676	83,721	(5,683)	555	—	180,269
Other items:
Equity in earnings of unconsolidated entities	31,815	350	—	—	327	32,492
Fair value adjustment of derivative instruments	24,179	—	—	—	475,544	499,723
Gain (loss) on investments	551	(51)	—	—	—	500
Marketable equity securities	251,115	—	—	—	2,570,093	2,821,208
Investment in unconsolidated entities	167,460	20,071	—	—	24,630	212,161
Total assets	5,197,284	1,722,033	147,163	26,442	3,399,702	10,492,624
Capital expenditures	$253,535	$34,860	$11,536	$1,978	$2,474	$304,383

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

The following table reconciles Total operating income from reportable and other segments to Income before income taxes and minority interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands)
Total operating income from reportable and other segments	$107,309	$105,337	$214,493	$180,269
Total investment and other income	188,457	239,922	160,316	542,561
Income before income taxes and minority interest	$295,766	$345,259	$374,809	$722,830

21.         Commitments and Contingencies

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

22.         Subsequent Events

Midwest Wireless

As of June 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  These conditions were satisfied and the closing of this agreement occurred on October 3, 2006.  As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of June 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings.  As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $28.3 million at June 30, 2006.

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

•                  Establishment of an Asset Retirement Obligation (“ARO”) - Upon initial implementation of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, TDS Telecom’s ILEC operations concluded that it was not necessary to record an ARO asset and corresponding regulatory liability of equal amount.  TDS Telecom's ILECs have their rates regulated by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and therefore, reflect the effects of the rate-making actions of these regulatory bodies in their financial statements.  In 2002, the FCC notified carriers by Order that it would not be adopting SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require ILECs to accrue for asset retirement obligations through prescribed depreciation rates.  Upon adoption of SFAS No. 143, and pursuant to the FCC's order and the provisions of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No.71”) the ILECs reclassified their existing remediation liabilities, previously recorded in accumulated depreciation, to an ARO liability and a separate regulatory liability.  Upon further review, TDS has concluded that upon adoption of SFAS No. 143, and in accordance with SFAS No. 71, it should have recognized an ARO asset and a corresponding ARO liability, rather than establish the ARO liability through a reclassification of its existing remediation liabilities. The impact of establishing the ARO asset increased Property, Plant and Equipment and the corresponding ARO liability by $26.8 million and $27.3 million as of June 30, 2006 and December 31, 2005, respectively.  The adjustment did not affect previously reported revenues, operating income or net income (loss).

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

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $3.4 million and $2.3 million in the six months ended June 30, 2006 and 2005, respectively.

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

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Increase (decrease) dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$306,524	$183,171	$392,617	$229,378
Forward contracts and related derivative instruments	(12,169)	164,229	(12,564)	499,676
Contracts with maintenance and support services	198	(138)	339	(335)
Interest income	—	—	(4,754)	—
Property, plant and equipment	1,511	317	3,111	77
Other items	(298)	(2,320)	(3,940)	(5,966)
Total adjustment	(10,758)	162,088	(17,808)	493,452
Income Before Income Taxes and Minority Interest, as restated	$295,766	$345,259	$374,809	$722,830

The table below summarizes the net income and diluted earnings per share impacts from the restatement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease) dollars in thousands, except per share amounts)
As previously reported	$172,467	$1.48	$97,056	$0.83	$212,342	$1.82	$120,105	$1.03
Forward contracts and related derivative instruments	(7,274)	(0.07)	97,405	0.85	(7,946)	(0.07)	299,325	2.58
Contracts with maintenance and support services	101	—	(56)	—	176	—	(140)	—
Income taxes	679	0.01	549	—	1,358	0.01	1,098	0.01
Interest income	—	—	—	—	(2,876)	(0.02)	—	—
Property, plant and equipment	710	0.01	151	—	1,464	0.01	42	—
Other items	76	—	(1,126)	(0.01)	(1,762)	(0.02)	(2,890)	(0.02)
Total adjustment	(5,708)	(0.05)	96,923	0.84	(9,586)	(0.09)	297,435	2.57
As restated	$166,759	$1.43	$193,979	$1.67	$202,756	$1.73	$417,540	$3.60

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

U.S. Cellular delivered solid results for the six months ended June 30, 2006.  Highlights included the following:

•                  Total customers increased 9% year-over-year to 5,704,000 and average monthly service revenue per customer increased 4% to $46.38;

•                  The postpay churn rate was 1.5%, which compares favorably to the industry average;

•                  Total plant and equipment expenditures totaled $268.6 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development of U.S. Cellular’s office systems. Total cell sites in service increased 11% to 5,583; and

•                  On April 21, 2006, U.S. Cellular completed the purchase of the remaining majority interest in Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest for approximately $18.8 million in cash.

Service Revenues increased $200.7 million, or 15%, to $1,560.9 million in the six months ended June 30, 2006 from $1,360.2 million in 2005. Revenues from data products and services increased 52.7% to $91.2 million in the first six months of 2006 from $59.7 million in the first six months of 2005 as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as Speedtalk SM, a push-to-talk service, and Blackberry® handsets and service.

Operating income in the six months ended June 30, 2006 increased $47.2 million, or 46%, to $148.9 million from $101.7 million in 2005.  The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 9.5% in 2006 compared to 7.5% in 2005. Investment and Other Income (Expense) totaled $9.6 million in 2006 and $21.0 million in 2005.

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

TDS Telecom’s operating income in the six months ended June 30, 2006 decreased $9.0 million, or 12%, to $69.0 million from $78.0 million in 2005. The operating income margins were 15.8% in 2006 and 17.6% in 2005. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines by 2% primarily due to the growth of Digital Subscriber Lines (“DSL”) by over 40% from June 2005 to June 2006.

See “TDS Telecom Operations.”

Cash Flows and Investments

At June 30, 2006, TDS and its subsidiaries had cash and cash equivalents totaling $1,239.3 million, available borrowing capacity of $1,191.1 million under its revolving credit facilities and an additional $50 million of bank lines of credit. Also, during the six months ended June 30, 2006, TDS generated cash flows from operating activities of $479.5 million. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures.  TDS continues to seek to maintain a strong balance sheet and an investment grade credit rating.

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

See “Financial Resources” and “Liquidity and Capital Resources.” See Note 22 – Subsequent Events of Notes to Financial Statements included in Item 1 above for information related to cash proceeds from the sale of Midwest Wireless ( approximately $95.1 million) and the Vodafone Special Distribution (approximately $36.2 million).

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Operating Revenues increased $225.9 million, or 12%, to $2,127.8 million during the six months ended June 30, 2006 from $1,901.9 million during the six months ended June 30, 2005, primarily as a result of an 8% increase in customers and equivalent access lines served.  U.S. Cellular’s operating revenues increased $232.1 million, or 16%, to $1,682.5 million in 2006 from $1,450.4 million in 2005 as customers served increased by 477,000, or 9%, since June 30, 2005, to 5,704,000. TDS Telecom’s operating revenues decreased $5.1 million or 1% to $437.3 million in 2006 from $442.4 million in 2005, even though equivalent access lines increased by 21,300 or 2%, since June 30, 2005, to 1,198,400.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $191.7 million, or 11%, to $1,913.3 million in 2006 from $1,721.6 million in 2005 primarily reflecting growth in operations. Operating expenses include a $10.6 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment”, as of January 1, 2006. U.S. Cellular’s operating expenses increased $184.8 million, or 14%, to $1,533.6 million in 2006 from $1,348.8 million in 2005 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base.  TDS Telecom’s expenses increased $3.9 million, or 1%, to $368.3 million in 2006 from $364.4 million in 2005 primarily reflecting increased cost of services and products related to digital subscriber lines and long distance services.

Operating Income increased $34.2 million, or 19%, to $214.5 million in 2006 from $180.3 million in 2005.  The operating margin was 10.1% in 2006 and 9.5% in 2005 on a consolidated basis.  U.S. Cellular’s operating income increased $47.2 million, or 46%, to $148.9 million from $101.7 million in 2005 and its operating margin, as a percentage of service revenues, increased to 9.5% in 2006 from 7.5% in 2005.  TDS Telecom’s operating income decreased $9.0 million, or 12%, to $69.0 million in 2006 from $78.0 million in 2005 and its operating margin decreased to 15.8% in 2006 from 17.6% in 2005.

Investment and Other Income (Expense) primarily includes interest and dividend income, equity in earnings of unconsolidated entities, gains and losses on investments, fair value adjustment of derivative instruments and interest expense.  Investment and other income (expense) totaled $160.3 million in 2006 and $542.6 million in 2005.

Equity in earnings of unconsolidated entities increased $9.8 million, or 30%, to $42.3 million in 2006 from $32.5 million in 2005.  Equity in earnings of unconsolidated entities represents TDS’s share of net income from markets in which it has a minority interest and that are accounted for by the equity method.  TDS’s investment in the Los Angeles SMSA Limited Partnership contributed $30.4 million and $25.1 million to equity in earnings of unconsolidated entities for the six months ended June 30, 2006 and 2005, respectively.

Interest and dividend income increased $30.7 million or 24%, to $158.0 million in 2006 from $127.3 million in 2005 primarily due to increases in the dividends paid by Deutsche Telekom ($14.6 million) and Vodafone ($4.3 million) and higher average rates of interest earned on investments in 2006 than 2005.

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

Fair value adjustment of derivative instruments totaled a loss of $11.7 million in 2006 and a gain of $499.7 million in 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars, during cash flow hedge designation are recorded to other comprehensive income. When the collars are de-designated in cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statement of Operations, along with the related income tax effects. The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated an unrealized gain of $0.8 million in 2006 and an unrealized gain of $0.1 million in 2005.

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

Other expense totaled $1.9 million in 2006 and $11.1 million in 2005. Borrowing costs on the prepaid forward contracts decreased $1.0 million in 2006 compared to 2005.  In addition, in 2005 TDS Telecom recorded prepayment penalties and unamortized debt issuance costs writeoffs of $2.2 million on the repayment of long-term debt in March and June. In 2005, TDS incurred $2.9 million of expenses from the Special Common Share Proposal and stock dividend.

Income Tax Expense decreased $139.0 million to $149.5 million in 2006 from $288.5 million in 2005 primarily due to the decrease in pre-tax income.  The overall effective tax rates on income before income taxes and minority interest for the six months ended June 30, 2006 and 2005 were 39.9% and 39.9%, respectively. For further analysis and discussion of TDS’s effective tax rates in 2006 and 2005, see Note 4 – Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

Minority Share of (Income) includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(16,843)	$(12,865)
Minority Shareholders’ or Partners’	(5,546)	(3,818)
	(22,389)	(16,683)
Other	(136)	(117)
	$(22,525)	$(16,800)

Net Income Available to Common totaled $202.7 million, or $1.73 per diluted share, in 2006 and $417.4 million, or $3.60 per diluted share, in 2005.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2006	2005
As of June 30, (1a)
Total market population (2)	55,543,000	44,690,000
Customers (3)	5,704,000	5,227,000
Market penetration (4)	10.30%	11.70%
Total full-time equivalent employees	7,458	7,000
Cell sites in service	5,583	5,034
For the Six Months Ended June 30, (1b)
Net customer additions (5)	199,000	276,000
Net retail customer additions (5)	172,000	204,000
Average monthly service revenue per customer (As Restated) (6)	$46.38	$44.42
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (As Restated) (8)	$453	$424

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

(6)                Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per unit basis. Variances in this measurement are monitored and compared to variances in expenses on a per unit basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)

Service Revenues per Consolidated Statements of Operations	$1,560,927	$1,360,227
Divided by average customers during period (000s) *	5,609	5,104
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$46.38	$44.42

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

(8)                For a discussion of the components of this calculation, see “Operating expenses – Selling, general and administrative expenses”, below.

Operating Revenues increased $232.1 million, or 16%, to $1,682.5 million in 2006 from $1,450.4 million in 2005.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$1,372,822	$1,201,168
Inbound roaming	74,089	65,188
Long-distance and other service revenues	114,016	93,871
Service Revenues	$1,560,927	$1,360,227
Equipment sales	121,586	90,199
	$1,682,513	$1,450,426

Service revenues increased $200.7 million, or 15%, to $1,560.9 million in 2006 from $1,360.2 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems.  The increase in service revenues was primarily due to growth in the customer base, which increased to 5,704,000 in 2006 from 5,227,000 in 2005, and higher monthly service revenue per customer, which averaged $46.38 in the first six months of 2006 and $44.42 in the first six months of 2005.  See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $171.6 million, or 14%, to $1,372.8 million in 2006 from $1,201.2 million in 2005. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenues.  Average monthly retail service revenue per customer increased 4% to $40.79 in 2006 from $39.23 in 2005, reflecting growth in average minutes of use per customer and higher revenues from data products and services.

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

Equipment sales revenues increased $31.4 million, or 35%, to $121.6 million in 2006 from $90.2 million in 2005.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

Operating Expenses increased $184.8 million, or 14%, to $1,533.6 million in 2006 from $1,348.8 million in 2005. The major components of operating income are shown in the table below.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$303,873	$286,943
Cost of equipment sold	276,732	244,059
Selling, general and administrative	670,473	563,742
Depreciation, amortization and accretion	282,511	254,006
	$1,533,589	$1,348,750

System operations expenses (excluding depreciation, amortization and accretion) increased $17.0 million, or 6%, to $303.9 million in 2006 from $286.9 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $18.4 million, or 18%, primarily due to a 14% increase in full-time engineering employee equivalents and an 11% increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites increased by 11% to 5,583 in 2006 from 5,034 in 2005, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets by launching operations in new markets and through acquisitions;

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

Selling, general and administrative expenses increased $106.8 million, or 19%, to $670.5 million in 2006 from $563.7 million in 2005.  Selling, general and administrative expenses primarily consist of salaries, commissions and other expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

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

•                  a $23.7 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  a $17.8 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 9% increase in the customer base;

•                  a $9.6 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  an $8.7 million increase in bad debt expense, reflecting both higher revenues and higher bad debts experience as a percent of revenues;

•                  a $4.6 million increase in expenses related to universal service fund contributions and other regulatory fees and taxes.  Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers; and

•                  a $6.9 million increase in stock-based compensation expense primarily due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment,” as of January 1, 2006.

Sales and marketing cost per gross customer addition increased 7% to $453 in 2006 from $424 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Management uses the sales and marketing cost per gross customer addition measurement to assess the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$294,236	$244,661
Cost of equipment sold to new customers (2)	196,124	183,959
Less equipment sales revenue from new customers (3)	(136,725)	(103,697)
Total costs	$353,635	$324,923
Gross customer additions (000s) (4)	781	766
Sales and marketing cost per gross customer addition	$453	$424

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$670,473	$563,742
Less expenses related to serving and retaining customers	(376,237)	(319,081)
Selling, general and administrative expenses related to the acquisition of new customers	$294,236	$244,661

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$276,732	$244,059
Less cost of equipment sold related to the retention of current customers	(80,608)	(60,100)
Cost of equipment sold to new customers	$196,124	$183,959

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,
	2006	2005
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$121,586	$90,199
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(26,868)	(12,103)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	42,007	25,601
Equipment sales revenues from new customers	$136,725	$103,697

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing current U.S. Cellular customers (“net customer retention costs”), increased 9% to $14.02 in 2006 from $12.82 in 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that are focused on providing wireless 911-capable handsets to customers who did not previously have such handsets.

U.S. Cellular uses this monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$670,473	$563,742
Less selling, general and administrative expenses related to the acquisition of new customers	(294,236)	(244,661)
Add cost of equipment sold related to the retention of current customers	80,608	60,100
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(26,868)	(12,103)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	42,007	25,601
Net cost of serving and retaining customers	$471,984	$392,679
Divided by average customers during period (000s) (2)	5,609	5,104
Divided by six months in each period	6	6

Average monthly general and administrative expenses per customer	$14.02	$12.82

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $28.5 million, or 11%, to $282.5 million in 2006 from $254.0 million in 2005. The majority of the increase reflects a higher depreciation expense of $20.0 million due to higher fixed assets; average fixed assets for the six months ended June 30, 2006, which increased 12% as compared to the same period in the prior year.  The increase in fixed assets in 2006 resulted from the following factors:

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

In 2006, depreciation expense included charges of $6.1 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2005, depreciation expense included charges of $11.1 million related to such disposals, trade-ins and write-offs.

Operating Income

Operating income increased $47.2 million, or 46%, to $148.9 million in 2006 from $101.7 million in 2005. The operating income margin (as a percent of service revenues) was 9.5% in 2006 and 7.5% in 2005. The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses, as a result of the factors which are described in detail in Operating Revenues and Operating Expenses above.

U.S. Cellular expects the above factors to continue to have an effect on operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other factors that might impact U.S. Cellular’s operating results, could cause operating income and operating income margin to fluctuate over the next several quarters.

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. Except for disclosed changes, such estimates are based on U.S. Cellular’s currently owned and operated markets because the effect of any possible future acquisition or disposition activity cannot be predicted with accuracy or certainty. The following estimates were updated by U.S. Cellular on October 10, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2006 Estimated Results	2005 Actual Results
(As Restated)
Service revenues	Approx. $3.2 billion	$2.83 billion
Depreciation, amortization and accretion expenses	Approx. $575 million	$510.5 million
Operating income (1)(2)	$275-325 million	$231.2 million
Net retail customer additions	330,000-360,000	411,000

(1)	2005 Actual Results includes a gain of $44.7 million resulting from sale of assets.
(2)	2006 Estimated Results reflect an estimate of stock-based compensation expense to be recorded pursuant to U.S. Cellular’s implementation of SFAS 123(R) effective January 1, 2006.

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

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$322,986	$326,222
Operating Expenses	251,571	242,501
Operating Income	71,415	83,721

Competitive Local Exchange Carrier Operations
Operating Revenues	117,229	118,913
Operating Expenses	119,628	124,596
Operating Income (Loss)	(2,399)	(5,683)

Intercompany revenue elimination	(2,922)	(2,738)
Intercompany expense elimination	(2,922)	(2,738)

TDS Telecom Operating Income	$69,016	$78,038

TDS Telecom operating expenses include a $1.8 million increase in stock-based compensation expense primarily due to the implementation of SFAS 123(R) as of January 1, 2006.

Operating Income decreased $9.0 million, or 12%, to $69.0 million in the six months ended June 30, 2006 from $78.0 million in 2005.

The following estimates were updated by TDS Telecom on October 10, 2006. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS Telecom undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

	2006 Estimated Results	2005 Actual Results
(As Restated)
Incumbent Local Exchange Operations:
Revenues	$645-655 million	$669.7 million
Depreciation and amortization expenses	$135 million	$135.2 million
Operating income	Approx. $145 million	$168.9 million

Competitive Local Exchange Operations:
Revenues	$230-240 million	$239.3 million
Depreciation and amortization expenses	$25 million	$30.4 million
Operating income (loss)	Approx. $(5) million	$(8.2) million

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

Network access and long distance revenues decreased $3.3 million, or 2%, to $178.0 million in 2006 from $181.3 million in 2005.  Revenues from long distance service increased $3.6 million in 2006 reflecting an increase in long distance customers. As of June 30, 2006, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 331,300 access lines compared to 310,000 access lines at June 30, 2005.  Revenue generated from network usage, including compensation from state and national revenue pools, decreased $6.9 million, primarily due to a 3% decrease in access minutes of use, an increase in revenue disputes with interexchange carriers and lower average access rates in 2006.

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

Operating Expenses increased by $9.1 million, or 4%, to $251.6 million in 2006 from $242.5 million in 2005, primarily reflecting increased cost of services and products.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cost of services and products (exclusive of Depreciation, amortization and accretion included below)	$93,558	$83,290
Selling, general and administrative expense	91,185	91,365
Depreciation, accretion and amortization	66,828	67,846
	$251,571	$242,501

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

Selling, general and administrative expenses decreased by $0.2 million or less than 1%, to $91.2 million from $91.4 million in 2005.

Depreciation, accretion and amortization expenses decreased $1.0 million, or 2%, to $66.8 million in 2006 from $67.8 million in 2005 primarily due to certain asset categories becoming fully depreciated.

Operating Income decreased $12.3 million, or 15%, to $71.4 million in 2006 from $83.7 million in 2005 primarily as a result of the increase in cost of services and products discussed above.

Competitive Local Exchange Carrier Operations

Operating Revenues (revenue from the provision of local and long distance telephone service and data services) decreased $1.7 million, or 1%, to $117.2 million in the six months ended June 30, 2006 from $118.9 million in 2005.

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Operating Revenues	$117,229	$118,913

Retail revenues increased $0.3 million to $107.7 million in 2006 from $107.4 million in 2005. A 2% growth in access lines increased revenues by $2.6 million. This increase was mostly offset by average lower revenue per customer resulting from competitive pressures on voice and data product pricing.

Wholesale revenues, which represent charges to other carriers, decreased $2.0 million to $9.5 million in 2006 from $11.5 million in 2005 primarily due to lower average access rates and an increase in revenue disputes with interexchange carriers.

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

Cost of services and products decreased $0.4 million, or less than 1%, to $61.8 million in 2006 from $62.2 million in 2005.  In the first quarter of 2006, the Competitive Local Exchange Carrier (“CLEC”) recognized a $2.9 million settlement from an inter-exchange carrier related to pricing of certain services offered by the carrier.  This was partially offset by a $1.9 million increase in expense due to access line growth and a $0.6 million increase in costs associated with unbundled network elements and other costs of services.

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

Operating Loss decreased $3.3 million to $2.4 million in 2006 from $5.7 million in 2005, reflecting the decrease in operating expenses discussed above.

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating Revenues increased $100.8 million, or 10%, to $1,068.7 million during the second quarter of 2006 from $967.9 million in 2005 for reasons generally the same as the first six months.

U.S. Cellular Operating Revenues

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Retail service	$694,712	$610,147
Inbound roaming	38,745	35,313
Long-distance and other service revenues	58,248	44,274
Service Revenues	$791,705	$689,734
Equipment sales	54,432	50,643
	$846,137	$740,377

Retail service revenues increased $84.6 million, or 14%, to $694.7 million in the second quarter of 2006 from $610.1 million in the second quarter of 2005, primarily due to growth in U.S. Cellular’s customer base (9%) and average monthly retail service revenues per customer (4%). Average monthly retail service revenue per customer increased to $40.84 in 2006 from $39.27 in 2005, reflecting an increase in monthly retail minutes of use per customer, to 719 in 2006 from 627 in 2005, offset by a decrease in average revenue per minute of use.

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

Equipment sales revenues increased $3.8 million, or 7%, to $54.4 million in the second quarter of 2006 from $50.6 million in the second quarter of 2005.  The increase in equipment sales revenues in 2006 was driven by an increase in the number of handsets sold to customers and agents, which was partially offset by a decrease in average revenue per handset.  The number of handsets sold increased 16% in 2006, partly due to sales of GPS-enabled handsets to existing customers to replace non-GPS enabled handsets.

TDS Telecom Operating Revenues

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$50,179	$50,096
Network access and long distance	88,721	91,217
Miscellaneous	23,060	23,066
	$161,960	$164,379
Competitive Local Exchange Carrier Operations	57,734	60,449
Intercompany revenue elimination	(1,410)	(1,477)
TDS Telecom Operating Revenues	$218,284	$223,351

TDS Telecom operating revenues decreased $5.1 million, or 2%, to $218.3 million during the second quarter of 2006 from $223.4 million in 2005. Incumbent local exchange carrier revenues decreased $2.4 million, or 1%, primarily due to lower average network access rates, an increase in revenue disputes with interexchange carriers, and a decline in dial-up Internet customers partially offset by an increase in digital subscriber lines and long distance customers.  Competitive local exchange carrier revenues decreased $2.7 million, or 4%, primarily due to lower average rates on retail and wholesale services and an increase in revenue disputes with interexchange carriers, partially offset by a growth in access lines.

Operating Expenses increased $98.8 million, or 11%, to $961.4 million during the second quarter of 2006 from $862.6 million in 2005 for reasons generally the same as the first six months.

U.S. Cellular Operating Expenses

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$150,555	$147,401
Cost of equipment sold	133,416	116,811
Selling, general and administrative	342,769	284,789
Depreciation, amortization and accretion	140,486	126,120
	$767,226	$675,121

System operations expenses (excluding depreciation, amortization and accretion) increased $3.2 million, or 2%, to $150.6 million in the second quarter of 2006 from $147.4 million in the second quarter of 2005.  Cost of usage on U.S. Cellular’s systems increased $4.1 million and maintenance of cell sites increased $9.4 million.  These factors were offset by a $10.3 million decline in net outbound roaming expense due to a reduction in roaming rates negotiated with other carriers and a roaming tax refund of $4.5 million related to claims filed in 2003 with respect to taxes paid in prior years.

Cost of equipment sold increased $16.6 million, or 14%, to $133.4 million in the second quarter of 2006 from $116.8 million in the second quarter of 2005. The increase was due primarily to an increase in the number of handsets sold (16%), as discussed above.

Selling, general and administrative expenses increased $58.0 million, or 20%, to $342.8 million in the second quarter of 2006 from $284.8 million in the second quarter of 2005.  The increase reflects higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base (9%). Key components of the increase in selling, general and administrative expenses were as follows:

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

•                  a $11.7 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  an $11.9 million increase in expenses related to the operations of U.S. Cellular’s corporate office and customer care centers, primarily due to the 9% increase in the customer base;

•                  a $8.5 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

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

Sales and marketing cost per gross customer addition increased to $503 in the second quarter of 2006 from $460 in the second quarter of 2005, primarily due to increased employee-related and agent-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets.  Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$149,240	$124,109
Cost of equipment sold to new customers (2)	91,752	88,362
Less equipment sales revenue from new customers (3)	(66,288)	(55,991)
Total costs	$174,704	$156,480
Gross customer additions (000s) (4)	347	340
Sales and marketing cost per gross customer addition	$503	$460

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$342,769	$284,789
Less expenses related to serving and retaining customers	(193,529)	(160,680)
Selling, general and administrative expenses related to the acquisition of new customers	$149,240	$124,109

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$133,416	$116,811
Less cost of equipment sold related to the retention of current customers	(41,664)	(28,449)
Cost of equipment sold to new customers	$91,752	$88,362

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,
	2006	2005
		(As Restated)
	(Dollars in thousands)

Equipment sales revenue as reported	$54,432	$50,643
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,823)	(6,666)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	24,679	12,014
Equipment sales revenues from new customers	$66,288	$55,991

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 16% to $14.52 in the second quarter of 2006 from $12.52 in the second quarter of 2005, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers.  Also, in the second quarter of 2006, U.S. Cellular continued to focus on retention activities related to providing GPS-enabled handsets to customers who did not previously have such handsets. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$342,769	$284,789
Less selling, general and administrative expenses related to the acquisition of new customers	(149,240)	(124,109)
Add cost of equipment sold related to the retention of current customers	41,664	28,449
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(12,823)	(6,666)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	24,679	12,014

Net cost of serving and retaining customers	$247,049	$194,477
Divided by average customers during period (000s) (2)	5,670	5,179
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$14.52	$12.52

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $14.4 million, or 11%, to $140.5 million in the second quarter of 2006 from $126.1 million in the second quarter of 2005.  The majority of the increase reflects higher fixed assets; average fixed asset balances for the second quarter of 2006 increased 12% compared to the same period in the prior year.  Such increased fixed assets balances resulted, to a large degree, from the addition of 549 cell sites to U.S. Cellular’s network since June 30, 2005.

TDS Telecom Operating Expenses

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations (ILEC)
Cost of services and products (exclusive of depreciation and amortization included below)	$47,479	$41,210
Selling, general and administrative expense	47,138	46,448
Depreciation, amortization and accretion	33,252	33,582
	127,869	121,240
Competitive Local Exchange Carrier Operations (CLEC)
Cost of services and products (exclusive of Depreciation, amortization and accretion included below)	32,745	32,306
Selling, general and administrative expense	22,434	24,079
Depreciation, amortization and accretion	6,005	7,522
	61,184	63,907
Intercompany expense elimination	(1,410)	(1,477)
TDS Telecom Operating Expenses	$187,643	$183,670

TDS Telecom operating expenses increased $3.9 million, or 2%, to $187.6 million in 2006 from $183.7 million in 2005.  ILEC operating expenses increased $6.7 million, primarily related to the cost of providing service to the increasing number of digital subscriber line customers as well as the growth in and increased usage by the incumbent local exchange carrier’s long distance customers. Expenses from CLEC operations decreased $2.7 million in 2006 primarily a result of changes in the mix of targeted customers and the consolidation of customer service and provisioning functions.  Additionally, lower depreciation due to certain assets becoming fully depreciated contributed to the lower CLEC operating expenses.

TDS Operating Income increased $2.0 million, or 2%, to $107.3 million in the three months ended June 30, 2006 from $105.3 million in 2005.  U.S. Cellular’s operating income increased $13.6 million while TDS Telecom’s operating income decreased $9.0 million.

Investment and Other Income (Expense) totaled $188.5 million in 2006 and $239.9 million in 2005.

Equity in earnings of unconsolidated entities increased $4.8 million, or 27%, to $22.5 million in 2006 from $17.7 million in 2005.  Equity in earnings of unconsolidated entities represents TDS’s share of income from markets in which it has a minority interest and that are accounted for by the equity method. TDS’s investment in the Los Angeles SMSA Limited Partnership contributed $15.8 million and $13.1 million to equity in earnings of unconsolidated entities for the three months ended June 30, 2006 and 2005, respectively.

Interest and dividend income increased $27.3 million, or 23%, to $146.5 million in 2006 from $119.2 million in 2005 primarily due to increases in the dividends from Deutsche Telekom ($14.6 million) and Vodafone ($4.3 million) and higher average rates of interest earned on investments in 2006 than 2005.

Fair value adjustment of derivative instruments totaled a loss of $11.8 million in 2006 and a gain of $164.3 million in 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars, during cash flow hedge designation are recorded to other comprehensive income. When the collars are de-designated in cash flow hedge, subsequent changes in fair value are recognized in the Consolidated Statement of Operations, along with the related income tax effects. The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated an unrealized gain of $0.4 million in 2006 and an unrealized gain of $0.1 million in 2005.

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

Other expense, net totaled $0.9 million in 2006 and $6.8 million in 2005. In June 2005, TDS Telecom recorded prepayment penalties of $1.2 million on the repayment of long-term debt as well as a $0.3 million write-off of unamortized debt issuance costs. In the second quarter of 2005, TDS incurred $2.9 million expenses from the Special Common Share Proposal and the stock dividend.

Income Tax Expense decreased $22.9 million to $117.2 million in 2006 from $140.1 million in 2005 primarily due to lower pretax income.  The effective tax rate was 39.6% in 2006 and 40.6% in 2005.  For further analysis and discussion of TDS’s effective income tax rates in the second quarters of 2006 and 2005, see Note 4 - Income Taxes of Notes of Consolidated Financial Statements included in Item 1 above.

Minority Share of (Income) totaled $(11.8) million in 2006 compared to $(11.2) million in the second quarter of 2005.

	Three Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(9,431)	$(9,179)
Minority Shareholders’ or Partners’	(2,354)	(1,920)
	(11,785)	(11,099)
Other	(36)	(91)
	$(11,821)	$(11,190)

Net Income Available to Common totaled $166.7 million, or $1.43 per diluted share, in 2006, compared to $193.9 million, or $1.67 per diluted share, in 2005.

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

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$479,490	$515,330
Investing activities	(248,456)	(431,187)
Financing activities	(87,484)	(119,471)
Net increase (decrease) in cash and cash equivalents	$143,550	$(35,328)

Cash Flows from Operating Activities

TDS generated substantial cash flows from operating activities during the first six months of 2006 and 2005. Such cash flows were $479.5 million and $515.3 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $518.5 million in 2006 and $500.3 million in 2005. Changes in assets and liabilities from operations required $39.0 million in 2006 and provided $15.0 million in 2005, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,
	2006	2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$202,756	$417,540
Adjustments to reconcile net income to net cash provided by operating activities	315,730	82,786
	$518,486	$500,326
Changes in assets and liabilities	(38,996)	15,004
	$479,490	$515,330

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks.  Cash flows for investing activities required $248.5 million in the first six months of 2006 compared to $431.2 million 2005.

Cash used for property, plant and equipment and system development totaled $330.3 million in 2006 and $304.4 million in 2005. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $268.6 million in 2006 and $253.5 million in 2005 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular office systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $46.8 million in 2006 and $34.9 million in 2005 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities.  TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $7.0 million in 2006 and $11.5 million in 2005 for switching and other network facilities. Corporate and other capital expenditures totaled $7.8 million in 2006 and $4.4 million in 2005. The increase of $3.4 million represents construction and plant additions at both Corporate and Suttle Straus.

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

Acquisitions required $18.5 million in 2006 and $126.0 million in 2005 and divestitures provided $0.7 million in 2006 and $0.5 million in 2005. During the second quarter of 2006, U.S. Cellular acquired, for approximately $18.8 million in cash, the remaining ownership interest in a wireless property in Tennessee in which the Company previously owned a 16.7% interest. In 2005, Carroll Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, paid $120.9 million to the FCC to complete the payment for the licenses in which it was the winning bidder in the FCC’s Auction 58.  See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section below for more information on these transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, TDS generated cash flows from operating activities of $479.5 million and $515.3 million during the first six months of 2006 and 2005, respectively.  At June 30, 2006, TDS had cash and cash equivalents of $1,239.3 million.  TDS believes that cash flows from operating activities, existing cash and cash equivalents and funds available from the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

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

TDS also has $50 million of direct bank lines of credit at June 30, 2006, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate (the prime rate was 8.25% at June 30, 2006). Direct bank lines of credit totaling $25 million expired on June 23, 2006 and were renewed subsequent to June 30, 2006.

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

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB.  The ratings remain on credit watch with negative implications.  The credits rating by Moody’s Investors Service remain Baa3 – under review for possible further downgrade.  The credit ratings by Fitch remain BBB+ on ratings watch negative.

Long-term Debt

The late filing of TDS’s and U.S. Cellular’s Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, and the failure to deliver such Forms 10-K and 10-Q to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of their Forms 10-K for the year ended December 31, 2005 and Forms 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

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

TDS’s investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. (See Note 22 – Subsequent Events of Notes to Consolidated Financial Statements included in Item 1 above for additional information related to TDS’s investment in Vodafone ADRs.) The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

Subsidiaries of TDS and U.S. Cellular have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold.  The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. Currently, TDS and U.S. Cellular intend to settle the forward contracts by delivering shares of the respective securities. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by their subsidiaries when due. If shares are delivered in the settlement of a forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity.  Deferred income taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets.  As of June 30, 2006, such deferred income tax liabilities related to current and noncurrent marketable equity securities totaled $77.0 million and $757.7 million, respectively. In the second quarter of 2006, $77.0 million of deferred income tax liability related to marketable equity securities was reclassified from noncurrent to current and $19.0 million of the deferred income tax asset related to derivatives was reclassified from noncurrent to current.

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

As of June 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications.  Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin.  On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings.  These conditions were satisfied and the closing of this agreement occurred on October 2, 2006.  As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of June 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings.  As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings.  Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments.  The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $28.3 million at June 30, 2006.

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

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest.  Such investments totaled $222.2 million as of June 30, 2006 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

Licenses and Goodwill

As of June 30, 2006, TDS reported $1,370.4 million of licenses and $886.5 million of goodwill, as a result of acquisitions of interests in wireless licenses and businesses, and the acquisition of operating telephone companies.  Licenses include those won by Carroll Wireless in the FCC auction completed in February 2005 and license rights related to licenses that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

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

U.S. Cellular and TDS Telecom performed impairment tests of property, plant and equipment during the second quarter of 2006 and 2005.  Such impairment tests indicated that there was no impairment of property, plant and equipment in either year.

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

The embedded collars are valued using the Black-Scholes valuation model.  The inputs in the model include the stock price, strike price (differs for call options and put options), risk-free interest rate, volatility of the underlying stock, dividend yield and the term of the contracts.  Different assumptions could create materially different results.  A one percent change in the risk free interest rate could change the fair value of the embedded collars by approximately $25 million.  Changing the volatility index by one unit could change the fair value of the embedded collar by approximately $10 million.

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

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes.  The amounts recorded for regulatory accounting purposes are in addition to the amounts required to be recorded in accordance with SFAS No 143 and FIN 47.  These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers.  The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at June 30, 2006 was $37.6 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at June 30, 2006 was $61.9 million.

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

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
		(As Restated)		(As Restated)
		(Dollars in thousands)

Beginning Balance – December 31, 2005	$90,224	$97,509	$2,649	$190,382
Additional liabilities accrued	3,414	2,349	—	5,763
Acquisition of assets	1,237	—	—	1,237
Disposition of assets	(37)	(406)	—	(443)
Accretion expense	3,481	17	92	3,590
Ending Balance – June 30, 2006	$98,319	$99,469	$2,741	$200,529

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

TDS’s noncurrent deferred income tax assets and liabilities as of June 30, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

	June 30, 2006	December 31, 2005
	(As Restated)	(As Restated)
	(Dollars in thousands)
Deferred Tax Asset – noncurrent
Net operating loss carryforwards	$77,393	$71,981
Derivative instruments	172,946	185,707
Other	59,004	45,405
	$309,343	$303,093
Less valuation allowance	(49,073)	(43,677)
Total Deferred Tax Asset	$260,270	$259,416

Deferred Tax Liability – noncurrent
Marketable equity securities	$757,748	$890,081
Property, plant and equipment	348,323	366,400
Partnership investments	102,370	107,638
Licenses/Intangibles	247,356	233,013
Total Deferred Tax Liability	$1,455,797	$1,597,132
Net Deferred Income Tax Liability	$1,195,527	$1,337,716

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

The deferred income tax liability relating to the current and noncurrent portions of marketable equity securities totaled $77.0 million and $757.7 million, respectively, as of June 30, 2006. The deferred income tax liability related to noncurrent marketable equity securities totaled $890.1 million as of December 31, 2005. The December 31, 2005 balance of deferred income tax liability related wholly to noncurrent marketable equity securities. In the second quarter of 2006, $77.0 million of deferred income tax liability related to marketable equity securities was reclassified from noncurrent to current and $19.0 million of the deferred income tax asset related to derivatives was reclassified from noncurrent to current. The foregoing amounts represent deferred income taxes calculated on the difference between the fair value and the tax basis of the marketable equity securities and derivatives.  Income taxes will be payable when TDS disposes of the marketable equity securities.

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

OTHER MATTERS

The SEC Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In September 2006, TDS received a comment letter from the staff of the SEC regarding its review of the TDS 2005 annual report on Form 10-K and quarterly report on Form 10-Q for the quarterly period ended March 31, 2006. The comments principally ask TDS to provide additional information to the SEC and to make additional disclosures in its Forms 10-K and 10-Q on a prospective basis. TDS intends to respond to the SEC’s comment letter as soon as practicable. There can be no assurance that the SEC will not have further comments or make additional requests for information or changes.

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

Reference is made to the disclosure under Market Risk – Long-Term Debt in TDS’s Form 10-K/A for the year ended December 31, 2005, for additional information related to required principal payments, average interest rates, and the estimated fair values of long-term debt.

In January and February of 2006, TDS redeemed $35.0 million of medium-term notes which carried an interest rate of 10%.

TDS repaid $200.0 million plus accrued interest on its 7% unsecured senior notes on August 1, 2006, using cash on-hand.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $2,449.6 million at June 30, 2006 and $2,531.7 million as of December 31, 2005, respectively.  TDS’s cumulative net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $526.9 million at June 30, 2006.

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

Deferred income taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and derivatives.  The deferred income tax liability related to the current and noncurrent portions of marketable equity securities totaled $77.0 million and $757.7 million, respectively as of June 30, 2006. The deferred income tax liability, related entirely to noncurrent marketable equity securities, totaled $890.1 million as of December 31, 2005. At June 30, 2006, the deferred income tax asset related to current and noncurrent derivatives totaled $19.0 million and $172.9 million, respectively. At December 31, 2005, the deferred tax asset related to derivatives, included in noncurrent assets, totaled $185.7 million.

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

•                  Property, plant and equipment — TDS has begun implementation of a new fixed assets management system.  This system and supporting processes and procedures, including a cycle count program covering cell sites and switches, will improve controls related to accounting and reporting for property, plant and equipment, including controls related to disposals and transfers of decommissioned assets.

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

Solely for purposes of updating the foregoing disclosure, the following information is provided. There were certain changes to TDS’s internal control over financial reporting subsequent to the quarter ended June 30, 2006.  These changes include the resignation of TDS’s Vice President and Assistant Controller in February 2007, and the reorganization of responsibilities as a result thereof.  Subject to such changes, TDS believes that the foregoing disclosures continue to be correct in all material respects.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q/A, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005, which could materially affect TDS’s business, financial condition or future results of operations. The risks described in this Form 10-Q/A and in our Annual Report on Form 10-K/A may not be the only risks facing TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’s business, financial condition or results of operations. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’s Form 10-K/A for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included because there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS common shares during the quarter covered by this Form 10-Q/A.

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

Item 6.  Exhibits

Exhibit 11 – Computation of earnings per common share is included herein as Note 7 to the financial statements.

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

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date	February 23, 2007	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer

Date	February 23, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers
Executive Vice President and Chief Financial Officer

Date	February 23, 2007	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2006 Second Quarter Form 10-Q/A