Form 10-Q
period 2006-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2007-02-23
CIK 1051512

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐       No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Shares, $.01 par value	51,433,050 Shares
Special Common Shares, $.01 par value	57,782,076 Shares
Series A Common Shares, $.01 par value	6,444,764 Shares

TELEPHONE AND DATA SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2006	(As Restated)	2006	(As Restated)
	(Dollars in thousands, except per share amounts)
Operating Revenues	$1,112,070	$1,027,947	$3,239,834	$2,929,857

Operating Expenses
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	390,182	373,967	1,136,047	1,059,777
Selling, general and administrative expense	424,234	380,252	1,228,221	1,078,031
Depreciation, amortization and accretion expense	187,279	169,243	550,698	507,295
Total Operating Expenses	1,001,695	923,462	2,914,966	2,645,103

Operating Income	110,375	104,485	324,868	284,754

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	24,080	17,737	66,376	50,229
Interest and dividend income	16,323	14,204	174,351	141,514
Interest expense	(59,365)	(53,852)	(177,185)	(160,240)
Fair value adjustment of derivative instruments	34,619	(4,429)	22,881	495,294
Gain on investments	—	—	91,418	500
Other expense	(4,319)	(3,204)	(6,187)	(14,280)
Total Investment and Other Income	11,338	(29,544)	171,654	513,017

Income Before Income Taxes and Minority Interest	121,713	74,941	496,522	797,771
Income tax expense	35,718	29,492	185,246	317,982
Income Before Minority Interest	85,995	45,449	311,276	479,789
Minority share of income	(10,756)	(7,174)	(33,281)	(23,974)
Income From Continuing Operations	75,239	38,275	277,995	455,815
Discontinued Operations, Net of Tax	—	340	—	340
Net Income	75,239	38,615	277,995	456,155
Preferred dividend requirement	(51)	(50)	(152)	(152)
Net Income Available To Common	$75,188	$38,565	$277,843	$456,003

Basic Weighted Average Shares Outstanding (000s)	115,768	115,423	115,759	115,217
Basic Earnings Per Share (Note 6)	$0.65	$0.33	$2.40	$3.96

Diluted Weighted Average Shares Outstanding (000s)	116,862	116,103	116,623	116,063
Diluted Earnings Per Share (Note 6)	$0.64	$0.33	$2.38	$3.92

Dividends Per Share	$0.0925	$0.0875	$0.2775	$0.2625

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$277,995	$456,155
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	550,698	507,295
Bad debts expense	49,748	30,862
Stock-based compensation expense	27,650	6,978
Deferred income taxes	(67,956)	179,141
Equity in earnings of unconsolidated entities	(66,376)	(50,229)
Distributions from unconsolidated entities	39,692	31,192
Minority share of income	33,281	23,974
Fair value adjustment of derivative instruments	(22,881)	(495,294)
(Gain) loss on investments	(91,418)	(500)
Discontinued operations	—	(340)
Noncash interest expense	15,981	15,242
Other noncash expense	5,821	7,318
Other operating activities	3,162	—
Changes in assets and liabilities
Change in accounts receivable	(67,149)	(46,438)
Change in materials and supplies	15,431	22,154
Change in accounts payable	(62,792)	(49,362)
Change in customer deposits and deferred revenues	9,923	5,355
Change in accrued taxes	24,505	38,664
Change in accrued interest	6,971	4,766
Change in other assets and liabilities	(11,286)	(10,785)
	671,000	676,148

Cash Flows from Investing Activities
Additions to property, plant and equipment	(516,610)	(464,958)
Cash received from divestitures	722	500
Cash paid for acquisitions	(98,353)	(126,160)
Sales of investments	102,549	—
Return of investment	36,202	—
Other investing activities	(6,168)	(4,660)
	(481,658)	(595,278)

Cash Flows from Financing Activities
Issuance of notes payable	390,000	350,000
Issuance of long-term debt	560	112,835
Repayment of notes payable	(375,000)	(380,000)
Repayment of long-term debt	(202,371)	(241,447)
Repayment of medium-term notes	(35,000)	(17,200)
TDS Common Shares and Special Common Shares issued for benefit plans	3,047	18,150
U.S. Cellular Common Shares issued for benefit plans	3,856	22,228
Capital (distributions) to minority partners	(10,085)	(1,581)
Dividends paid	(32,247)	(30,415)
Other financing activities	1,863	(5)
	(255,377)	(167,435)

Net Increase (Decrease) in Cash and Cash Equivalents	(66,035)	(86,565)

Cash and Cash Equivalents
Beginning of period	1,095,791	1,171,105
End of period	$1,029,756	$1,084,540

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

ASSETS

Unaudited

	September 30, 2006	December 31, 2005 (As Restated)
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,029,756	$1,095,791
Accounts receivable
Due from customers, less allowance of $17,273 and $15,200, respectively	346,868	332,278
Other, principally connecting companies, less allowance of $7,490 and $5,620, respectively	160,541	157,182
Marketable equity securities	975,957	—
Materials and supplies	89,269	103,211
Prepaid expenses	45,916	41,746
Deferred income tax asset	—	13,438
Other current assets	27,800	34,774
	2,676,107	1,778,420

Investments
Marketable equity securities	1,427,864	2,531,690
Licenses	1,450,369	1,365,063
Goodwill	886,418	882,168
Customer lists, net of accumulated amortization of $62,259 and $44,616, respectively	32,048	47,649
Investments in unconsolidated entities	243,849	217,180
Other investments, less valuation allowance of $55,144 in both periods	11,528	12,274
	4,052,076	5,056,024

Property, Plant and Equipment
In service and under construction	7,568,197	7,131,977
Less accumulated depreciation	4,021,844	3,602,217
	3,546,353	3,529,760

Other Assets and Deferred Charges	55,913	55,830
	$10,330,449	$10,420,034

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Unaudited

	September 30, 2006	December 31, 2005 (As Restated)
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$3,091	$237,948
Forward contracts	696,973	—
Notes payable	150,000	135,000
Accounts payable	297,640	359,934
Customer deposits and deferred revenues	136,940	126,454
Accrued interest	35,917	28,946
Accrued taxes	58,023	46,061
Accrued compensation	66,891	67,443
Derivative liability	188,171	—
Deferred income tax liability	226,435	—
Other current liabilities	75,669	63,539
	1,935,750	1,065,325

Deferred Liabilities and Credits
Net deferred income tax liability	995,808	1,337,716
Derivative liability	234,079	449,192
Asset retirement obligation	219,546	190,382
Other deferred liabilities and credits	116,939	107,924
	1,566,372	2,085,214

Long-Term Debt
Long-term debt, excluding current portion	1,631,905	1,633,519
Forward contracts	1,024,053	1,707,282
	2,655,958	3,340,801

Commitments and Contingencies (See Note 22)

Minority Interest in Subsidiaries	577,175	546,833

Preferred Shares	3,863	3,863

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,504,000 and 56,481,000 shares, respectively	565	565
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares, issued 62,887,000 and 62,868,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,445,000 and 6,440,000 shares; respectively	64	64
Capital in excess of par value	1,848,698	1,828,634
Treasury Shares, at cost:
Common Shares, 5,071,000 and 5,105,000 shares, respectively	(207,524)	(208,156)
Special Common Shares 5,105,000 and 5,128,000 shares, respectively	(209,391)	(210,600)
Accumulated other comprehensive income	309,321	363,641
Retained earnings	1,848,969	1,603,221
	3,591,331	3,377,998
	$10,330,449	$10,420,034

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 and 2005 and the cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

•                  Expense reclassifications - Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), previously reported in selling, general and administrative expense have been corrected to properly reflect the classification of the expenses in cost of service and products for the nine months ended September 30, 2005.  Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been adjusted to properly reflect the classification of the expenses in selling, general and administrative expense.  For the ILEC, cost of services and products decreased by $1.9 million and $5.2 million with a corresponding increase in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively.  For the CLEC, cost of services and products increased by $5.7 million and $17.4 million with a corresponding decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively.  On a TDS consolidated basis, cost of services and products increased by $3.8 million and $12.2 million with a corresponding decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively.  The adjustments did not affect previously reported revenues, operating income or net income.

•                  Establishment of an Asset Retirement Obligation (“ARO”) - Upon initial implementation of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, TDS Telecom’s ILEC operations concluded that it was not necessary to record an ARO asset and corresponding regulatory liability of equal amount.  TDS Telecom's ILECs have their rates regulated by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and therefore, reflect the effects of the rate-making actions of these regulatory bodies in their financial statements.  In 2002, the FCC notified carriers by Order that it would not be adopting SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require ILECs to accrue for asset retirement obligations through prescribed depreciation rates.  Upon adoption of SFAS No. 143, and pursuant to the FCC's order and the provisions of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No. 71”) the ILECs reclassified their existing remediation liabilities, previously recorded in accumulated depreciation, to an ARO liability and a separate regulatory liability.  Upon further review, TDS has concluded that upon adoption of SFAS No. 143, and in accordance with SFAS No. 71, it should have recognized an ARO asset and a corresponding ARO liability, rather than establish the ARO liability through a reclassification of its existing remediation liabilities. The impact of establishing the ARO asset increased Property, Plant and Equipment and the corresponding ARO liability by $26.6 million and $27.3 million as of September 30, 2006 and December 31, 2005, respectively.  The adjustment did not affect previously reported revenues, operating income or net income (loss).

•                  Contracts with maintenance and support services — U.S. Cellular entered into certain equipment and software contracts that included maintenance and support services.  In one case, U.S. Cellular did not properly allocate expenditures between equipment purchases and maintenance and support services.  In other cases, U.S. Cellular did not properly record fees for maintenance and support services over the specified term of the agreement.  The restatement adjustments properly record property, plant and equipment, related depreciation expense and fees for maintenance and support services in the correct periods.

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by  investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $4.7 million in the nine months ended September 30, 2005.

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

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Month Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Increase (decrease), dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$83,223	$312,601
Forward contracts and related derivative instruments	(4,665)	495,011
Contracts with maintenance and support services	(123)	(458)
Property, plant and equipment	(1,827)	(1,750)
Other items	(1,667)	(7,633)
Total adjustment	(8,282)	485,170
Income Before Income Taxes and Minority Interest, as restated	$74,941	$797,771

The table below summarizes the net income and diluted earnings per share impacts from the restatement.

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease), dollars in thousands, except per share amounts)
As previously reported	$41,566	$0.36	$161,671	$1.39
Forward contracts and related derivative instruments	(1,681)	(0.01)	297,644	2.56
Contracts with maintenance and support services	(48)	—	(188)	—
Income taxes	549	—	1,647	0.01
Property, plant and equipment	(916)	(0.01)	(874)	(0.01)
Other items	(855)	(0.01)	(3,745)	(0.03)
Total adjustment	(2,951)	(0.03)	294,484	2.53
As restated	$38,615	$0.33	$456,155	$3.92

The effect of the restatement on the previously reported Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
Operating Revenues	$1,028,751	$1,027,947	$2,934,397	$2,929,857
Operating Expenses
Cost of service and products (exclusive of depreciation, amortization and accretion shown separately below)	369,889	373,967	1,046,113	1,059,777
Selling, general and administrative expense	383,500	380,252	1,088,428	1,078,031
Depreciation, amortization and accretion expense	167,588	169,243	505,911	507,295
Total Operating Expenses	920,977	923,462	2,640,452	2,645,103

Operating Income	107,774	104,485	293,945	284,754
Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	18,065	17,737	51,007	50,229
Interest and dividend income	14,204	14,204	141,386	141,514
Interest expense	(53,852)	(53,852)	(160,240)	(160,240)
Fair value adjustment of derivative instruments	236	(4,429)	283	495,294
Gain (loss) on investments	—	—	500	500
Other income (expense), net	(3,204)	(3,204)	(14,280)	(14,280)
Total Investment and Other Income (Expense)	(24,551)	(29,544)	18,656	513,017

Income before Income Taxes and Minority Interest	83,223	74,941	312,601	797,771
Income tax expense	32,766	29,492	127,141	317,982
Income before Minority Interest	50,457	45,449	185,460	479,789
Minority share of income	(9,231)	(7,174)	(24,129)	(23,974)
Income From Continuing Operations	41,226	38,275	161,331	455,815
Discontinued Operations, Net of Tax	340	340	340	340
Net Income	41,566	38,615	161,671	456,155
Preferred dividend requirement	(50)	(50)	(152)	(152)
Net Income Available to Common	$41,516	$38,565	$161,519	$456,003

Basic Earnings per Share	$0.36	$0.33	$1.40	$3.96
Diluted Earnings per Share	$0.36	$0.33	$1.39	$3.92

The effect of the restatement on the previously reported Consolidated Statements of Cash Flows is as follows:

	Nine Months Ended September 30, 2005
	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$161,671	$456,155
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	505,911	507,295
Bad debts expense	30,862	30,862
Stock based compensation expense	6,978	6,978
Deferred income taxes	(11,701)	179,141
Equity in earnings of unconsolidated entities	(51,007)	(50,229)
Distributions from unconsolidated entities	31,488	31,192
Minority share of income	24,129	23,974
Fair value adjustment of derivative instruments	(283)	(495,294)
Gain on investments	(500)	(500)
Discontinued operations	(340)	(340)
Noncash interest expense	15,242	15,242
Other noncash expense	7,318	7,318
Changes in assets and liabilities
Change in accounts receivable	(47,729)	(46,438)
Change in materials and supplies	22,154	22,154
Change in accounts payable	(49,362)	(49,362)
Change in customer deposits and deferred revenues	1,778	5,355
Change in accrued taxes	38,664	38,664
Change in accrued interest	4,766	4,766
Change in other assets and liabilities	(8,135)	(10,785)
	681,904	676,148

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(470,714)	(464,958)
Cash received from divestitures	500	500
Cash paid for acquisitions	(126,160)	(126,160)
Other investing activities	(4,660)	(4,660)
	(601,034)	(595,278)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	350,000	350,000
Issuance of long-term debt	112,835	112,835
Repayment of notes payable	(380,000)	(380,000)
Repayment of long-term debt	(241,447)	(241,447)
Repayment of medium-term notes	(17,200)	(17,200)
TDS Common Shares and Special Common Shares issued for benefit plans	18,150	18,150
U.S. Cellular Common Shares issued for benefit plans	22,228	22,228
Capital (distributions) to minority partners	(1,581)	(1,581)
Dividends paid	(30,415)	(30,415)
Other financing activities	(5)	(5)
	(167,435)	(167,435)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,565)	(86,565)

CASH AND CASH EQUIVALENTS
Beginning of period	1,171,105	1,171,105
End of period	$1,084,540	$1,084,540

The effect of the restatement on the previously reported Consolidated Balance Sheets is as follows:

	December 31, 2005
	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1,095,791	$1,095,791
Accounts receivable
Due from customers	336,005	332,278
Other, principally connecting companies	160,577	157,182
Materials and supplies, at average cost	103,211	103,211
Prepaid expenses	40,704	41,746
Deferred income tax asset	13,438	13,438
Other current assets	29,243	34,774
	1,778,969	1,778,420

INVESTMENTS
Marketable equity securities	2,531,690	2,531,690
Licenses	1,365,063	1,365,063
Goodwill	869,792	882,168
Customer lists, net of accumulated amortization	49,318	47,649
Investments in unconsolidated entities	215,424	217,180
Other investments	12,274	12,274
	5,043,561	5,056,024

PROPERTY, PLANT AND EQUIPMENT
In service and under construction	7,140,447	7,131,977
Less accumulated depreciation	3,614,242	3,602,217
	3,526,205	3,529,760

OTHER DEFERRED CHARGES	55,830	55,830

TOTAL ASSETS	$10,404,565	$10,420,034

	December 31, 2005
	As Previously Reported	As Restated
	(Dollars in thousands)
CURRENT LIABILITIES
Current portion of long-term debt	$237,948	$237,948
Notes payable	135,000	135,000
Accounts payable	357,273	359,934
Customer deposits and deferred revenues	121,228	126,454
Accrued interest	28,946	28,946
Accrued taxes	47,180	46,061
Accrued compensation	67,443	67,443
Other current liabilities	61,086	63,539
	1,056,104	1,065,325

DEFERRED LIABILITIES AND CREDITS
Net deferred income tax liability	1,383,031	1,337,716
Derivative liability	449,192	449,192
Asset retirement obligation	163,093	190,382
Other deferred liabilities and credits	104,984	107,924
	2,100,300	2,085,214

LONG-TERM DEBT
Long-term debt, excluding current portion	1,633,519	1,633,519
Forward contracts	1,707,282	1,707,282
	3,340,801	3,340,801

MINORITY INTEREST IN SUBSIDIARIES	552,884	546,833

PREFERRED SHARES	3,863	3,863

COMMON STOCKHOLDERS’ EQUITY
Common Shares, par value $.01 per share	565	565
Special Common Shares, par value $.01 per share	629	629
Series A Common Shares, par value $.01 per share	64	64
Additional paid-in capital	1,826,420	1,828,634
Treasury Shares, at cost:
Common Shares	(208,156)	(208,156)
Special Common Shares	(210,600)	(210,600)
Accumulated other comprehensive income	309,009	363,641
Retained earnings	1,632,682	1,603,221
	3,350,613	3,377,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,404,565	$10,420,034

2.               Summary of Significant Accounting Policies

Change in Accounting Principle — Stock-Based Compensation

TDS has established long-term incentive plans, employee stock purchase plans, dividend reinvestment plans, and a non-employee director compensation plan which are described more fully in Note 3 — Stock-Based Compensation. Prior to January 1, 2006, TDS accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Total stock-based employee compensation cost recognized in the Consolidated Statements of Operations under APB 25 was $2.9 million and $7.0 million for the three and nine months ended September 30, 2005, primarily for restricted stock unit and deferred compensation stock unit awards. No compensation cost was recognized in the Consolidated Statements of Operations under APB 25 for stock option awards for the three and nine months ended September 30, 2005, because all outstanding options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The employee stock purchase plans and dividend reinvestment plans qualified as non-compensatory plans under APB 25; therefore, no compensation cost was recognized for these plans during the three and nine months ended September 30, 2005.

Effective January 1, 2006, TDS adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. In addition, TDS applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), issued by the SEC in March 2005 in its adoption of SFAS 123(R). Under the modified prospective transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Under SFAS 123(R), the long-term incentive plans are considered compensatory plans; therefore, recognition of compensation costs for grants made under these plans is required.

Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore, recognition of compensation costs for grants made under these plans is required. However, due to restrictions on activity under these plans that were in place during the nine months ended September 30, 2006, no compensation expense was recognized during this period.

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

Certain employees were eligible for retirement at the time that compensatory stock options and restricted stock units were granted to them. Under the terms of the TDS option agreements, options granted to these individuals do not vest upon retirement. Under the terms of the U.S. Cellular option and restricted stock unit agreements, options and restricted stock units granted to retirement-eligible employees will fully vest upon their retirement if the employees have reached the age of 65. Similarly, under the terms of TDS’s restricted stock unit agreements, restricted stock units vest upon retirement if the employee has reached the age of 66. Prior to the adoption of SFAS 123(R), TDS used the “nominal vesting method” to recognize the pro forma stock-based compensation cost related to options and restricted stock units awarded to retirement-eligible employees. This method does not take into account the effect of early vesting due to the retirement of eligible employees. Upon adoption of SFAS 123(R), TDS adopted the “non-substantive vesting method”, which requires accelerated recognition of the entire cost of options granted to retirement-eligible employees over the period of time from the date of grant to the date the employee reaches age 65. If the non-substantive vesting method had been applied in prior periods, the effect on previously disclosed pro forma stock-based compensation cost would not have been material.

On March 7, 2006, the TDS Compensation Committee approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a "suspension" if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period. TDS temporarily suspended issuances of shares under the 2004 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings. TDS became current with respect to its Form 10-K for the year then ended December 31, 2005 and other periodic SEC filings upon the filing of its Form 10-K for the year then ended December 31, 2005 and other periodic SEC filings upon the filing of its Form 10-Q for the quarter ended June 30, 2006, on October 10, 2006. As required under the provisions of SFAS 123(R), TDS evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed in Note 1 above, TDS further reviewed the accounting for the plan modification.  Upon such further review, TDS determined that it should have recognized stock-based compensation expense of $1.6 million in the three months ended March 31, 2006 as a result of this modification  TDS recognized $0.0 million and $1.6 million in stock-based compensation expense in the three and nine months ended September 30, 2006, respectively, as a result of this modification.

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $3.6 million and $11.5 million for the three and nine months ended September 30, 2006, respectively, and $3.3 million and $10.1 million for the three and nine months ended September 30, 2005, respectively.

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

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service Cost	$544	$553	$1,633	$1,659
Interest on accumulated benefit obligation	692	659	2,075	1,977
Expected return on plan assets	(648)	(558)	(1,945)	(1,673)
Amortization of:
Prior service cost	(208)	(279)	(623)	(838)
Net loss	292	288	876	865
Net postretirement cost	$672	$663	$2,016	$1,990

TDS contributed $5.3 million for its 2006 contribution to the postretirement plan assets.

Recent Accounting Pronouncements

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on one or the other method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for TDS’s opening balance sheet in 2007. TDS is currently evaluating the impact this Bulletin might have on its financial position or results of operations.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition, disclosure and measurement provisions of SFAS 158 are effective for TDS as of December 31, 2006 on a prospective basis. The Company anticipates that the after-tax effect on the December 31, 2006 financial statements will be to increase liabilities and reduce stockholder’s equity by approximately $11.4 million. This after-tax effect will be based on the plans’ projected valuations as of December 31, 2006. The actual effects will change based on refined analysis and actual measurement date assumptions as of December 31, 2006. The Company does not anticipate any other significant impact from the adoption of SFAS 158.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for TDS’s 2008 quarterly and annual financial statements; however, earlier application is encouraged. TDS is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

The FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109” (“FIN 48”) in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and changes how tax positions are recognized and measured and how uncertainties related to income tax positions are disclosed. It provides guidance on recognition, derecognition and measurement of uncertain tax positions in a period subsequent to that in which a position is taken; the accounting for interest and penalties; the classification and presentation of recorded amounts; and disclosure requirements. TDS will adopt the provisions of FIN 48 effective January 1, 2007. Under FIN 48, TDS will evaluate the tax uncertainty, assess the probability of the ultimate settlement with the applicable taxing authority and record an amount based on that assessment. TDS had previously set up tax accruals, as needed, to cover its potential liability for income tax uncertainties pursuant to FASB Statement No. 5 “Accounting for Contingencies”. The FASB has issued preliminary guidance regarding ultimate settlement of tax uncertainties. This guidance, in the form of a FASB Staff Position, is not yet finalized. TDS will use the finalized guidance to determine the amount of its cumulative effect adjustment to be recorded to opening retained earnings upon adoption of FIN 48 effective January 1, 2007. TDS is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations. The primary impact of FIN 48 on TDS’s existing tax accounting policies and practices will be the documentation of all tax positions rather than only tax positions that TDS considers probable of incurring a loss.

3.               Stock-Based Compensation

As a result of adopting SFAS 123(R) on January 1, 2006, TDS’s income before income taxes and minority interest for the three and nine months ended September 30, 2006, was $9.7 million and $18.9 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Similarly, as a result of adopting SFAS 123(R) on January 1, 2006, TDS’s net income for the three and nine months ended September 30, 2006, was $6.9 million and $10.5 million lower, basic earnings per share for the three and nine months ended September 30, 2006 was $0.06 and $0.09 lower, and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.06 and $0.09 lower, respectively, than if TDS had continued to account for stock-based compensation expense under APB 25.

Stock-Based Compensation Expense

For comparison, the following table illustrates the pro forma effect on net income and earnings per share had TDS applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation plans for the three and nine months ended September 30, 2005:

(Dollars in thousands, except per share amounts)	Three months ended September 30, 2005 (As Restated)	Nine months ended September 30, 2005 (As Restated)
Net income, as reported	$38,615	$456,155
Add: Stock-based compensation expense included in reported net income, net of related tax effects and minority interest	1,535	3,554
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects and minority interest	(8,062)	(17,588)
Pro forma net income	$32,088	$442,121

Earnings per share:
Basic—as reported	$0.33	$3.96
Basic—pro forma	0.28	3.84
Diluted—as reported	0.33	3.92
Diluted—pro forma	$0.27	$3.80

Prior to the adoption of SFAS 123(R), TDS presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statements of Cash Flows. For this purpose, the excess tax benefits are tax benefits related to teh difference between the total tax deduction associated witht eh exercise of stock options by employees and the amount of compensation cost recognized for those options. For the nine months ended September 30, 2006 excess tax benefits of $0.4million were included within Other Financing Activities of the Cash Flows from Financing Activitiespursuant to this requirement of SFAS 123(R).

The following table summarizes stock-based compensation expense recognized during the three and nine months ended September 30, 2006:

	(Amounts in thousands)
Stock option awards	$9,697	$18,863
Restricted stock unit awards	3,487	9,574
Deferred compensation matching stock unit awards	(187)	(789)
Employee stock purchase plans	—	—
Awards under non-employee director’s compensation plan	—	2
Total stock-based compensation, before income taxes	12,997	27,650
Income tax benefit	(3,202)	(10,289)
Total stock-based compensation expense, net of income taxes	$9,795	$17,361

At September 30, 2006, unrecognized compensation cost for all stock-based compensation awards was $28.4 million. The unrecognized compensation cost for stock-based compensation awards at September 30, 2006 is expected to be recognized over a weighted average period of 0.7 years.

For the three and nine month period ended September 30, 2006, $12.7 million and $27.4 million of stock-based compensation was recorded in Selling, general and administrative expense and $0.3 million was recorded in cost of services and products, respectively.

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

Under the TDS 2004 Long-Term Incentive Plan (and a predecessor plan), TDS may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. TDS had reserved 4,006,000 Common Shares and 11,893,000 Special Common Shares at September 30, 2006, for equity awards granted and to be granted under this plan. At September 30, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. At September 30, 2006, TDS also had reserved 174,000 Common Shares and 323,000 Special Common Shares for issuance under the Automatic Dividend Reinvestment and Stock Purchase Plan and 49,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan, and 185,000 Common Shares and 320,000 Special Common Shares under an employee stock purchase plan. The maximum number of TDS Common Shares, TDS Special Common Shares and TDS Series A Common Shares that may be issued to employees under all stock-based compensation plans in effect at September 30, 2006 was 4,365,000, 12,536,000 and 49,000 shares, respectively. TDS currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards. TDS has also created a Non-Employee Directors’ Plan under which it has reserved 33,000 Common Shares and 75,000 Special Common Shares of TDS stock for issuance as compensation to members of the board of directors who are not employees of TDS.

Stock Options—Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at September 30, 2006 expire between 2006 and 2016. However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement. Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of TDS common stock on the date of grant.

TDS did not grant any stock options during the three months ended September 30, 2006 and September 30, 2005, respectively. TDS granted 1,105,000 and 630,000 stock options during the nine months ended September 30, 2006 and September 30, 2005, respectively. TDS estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by TDS for purposes of its pro forma disclosures under SFAS 123. TDS used the assumptions shown in the table below in valuing the options granted in 2006:

Expected Life	4.9 Years
Expected Annual Volatility Rate	25.9%
Dividend Yield	1.0%
Risk-free Interest Rate	4.8%
Estimated Annual Forfeiture Rate	0.6%

All TDS options outstanding at March 31, 2006 were granted prior to the distribution of the TDS Special Common Share Dividend in 2005, more fully described in TDS’s 2005 Annual Report on Form 10-K/A. As a result of the Special Common Share Dividend, an employee will receive one Common Share and one Special Common Share per tandem option exercised. Each tandem option is exercisable at its original exercise price. TDS options granted after the distribution of the TDS Special Common Share Dividend will receive one Special Common Share per option exercised.

A summary of TDS stock options (total and portion exercisable) at September 30, 2006 and changes during the nine months then ended is presented in the table and narrative below:

Tandem Options		Weighted	Weighted Average
	Number	Average	Remaining
	of Tandem	Exercise	Contractual	Aggregate
	Options(1)	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (2,461,000 exercisable)	2,701,000	$73.85	6.5 Years	$41,552,000
Granted	—	—	—	—
Exercised	23,000	52.28	—	466,000
Forfeited	15,000	57.55	—	402,000
Expired	—	—	—	—
Outstanding at September 30, 2006 (2,599,000 exercisable)	2,663,000	$74.13	5.8 Years	$40,460,000

(1)         Upon exercise, each tandem option is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Share Options			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options(2)	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (0 exercisable)	—	—	—	—
Granted	1,105,000	$38.01	10.0 Years	$3,143,000
Exercised	—	—	—	—
Forfeited	6,000	38.00	—	16,000
Expired	—	—	—	—
Outstanding at September 30, 2006 (6,000 exercisable)	1,099,000	$38.01	9.7 Years	$3,127,000

(2)    Upon exercise, each Special Common share option is converted into one TDS Special Common Share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between TDS’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount will change in future periods based on the market price of TDS’s stock. TDS received $0.0 and $1.2 million in cash from the exercise of stock options during the three and nine months ended September 30, 2006.

A summary of TDS’s nonvested stock options at September 30, 2006 and changes during the nine months then ended is presented in the tables that follow:

Tandem Options		Weighted Average
	Number of	Fair Values of
	Stock Options(1)	Stock Options
Nonvested at December 31, 2005	240,000	$21.67
Granted	—	—
Vested	161,000	20.07
Forfeited	15,000	22.33
Nonvested at September 30, 2006	64,000	$25.55

(1)             Upon exercise, each tandem stock option is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Share Options		Weighted Average
	Number of	Fair Values of
	Stock Options(2)	Stock Options
Nonvested at December 31, 2005	—	—
Granted	1,105,000	$11.00
Vested	6,000	11.18
Forfeited	6,000	11.00
Nonvested at September 30, 2006	1,093,000	$11.00

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

A summary of TDS nonvested restricted stock units at September 30, 2006 and changes during the nine months then ended is presented in the table that follows:

Tandem Restricted Stock Units		Weighted Average Grant-Date
	Number	Fair Values of
	of Restricted	Restricted
	Stock Units(1)	Stock Units
Nonvested at December 31, 2005	90,000	$77.55
Granted	—	—
Vested	—	—
Forfeited	1,000	78.10
Nonvested at September 30, 2006	89,000	$77.55

(1)             Upon exercise, each tandem restricted stock unit is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Restricted Stock Units		Weighted Average Grant-Date
	Number	Fair Values of
	of Restricted	Restricted
	Stock Units(2)	Stock Units
Nonvested at December 31, 2005	—	—
Granted	105,000	$38.05
Vested	2,000	38.62
Forfeited	1,000	38.00
Nonvested at September 30, 2006	102,000	$38.04

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

A summary of TDS nonvested deferred compensation stock unit plans at September 30, 2006 and changes during the nine months then ended is presented in the table that follows:

Tandem Deferred Compensation Stock Units	Number of	Weighted Average Grant-Date
	Tandem	Fair Values
	Stock Units(1)	of Stock Units
Nonvested at December 31, 2005	1,025	$75.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2006	1,025	$75.05

(1)             Upon exercise, each tandem deferred compensation stock unit outstanding at September 30, 2006 is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Deferred Compensation Stock Units	Number of	Weighted Average Grant-Date
	Special Common	Fair Values
	Stock Units(2)	of Stock Units
Nonvested at December 31, 2005	—	—
Granted	1,500	$38.30
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2006	1,500	$38.30

(2)             Upon exercise, each Special Common deferred compensation stock unit is converted into one TDS Special Common Share.

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of TDS and its subsidiaries may purchase a limited number of shares of TDS common stock on a quarterly basis. Prior to 2006, such common stock consisted of TDS Common Shares. Beginning in 2006, such common stock consisted of TDS Special Common Shares. TDS had reserved 185,000 Common Shares and 320,000 Special Common Shares at September 30, 2006 for issuance under this plan. The plan became effective on April 1, 2003 and will terminate on December 31, 2008. The per share cost to each participant is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plan is considered a compensatory plan; therefore recognition of compensation costs for stock issued under this plan is required. Compensation cost is measured as the difference between the cost of the shares to the plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three and nine months ended September 30, 2006, no compensation expense was recognized during this period.

Compensation of Non-Employee Directors — TDS issued 0 and 2,600 shares under its Non-Employee Directors’ plan in the three and nine months ended September 30, 2006.

Dividend Reinvestment Plans—TDS had reserved 174,000 Common Shares and 323,000 Special Common Shares at September 30, 2006, for issuance under Automatic Dividend Reinvestment and Stock Purchase Plans and 49,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan. These plans enable holders of TDS’s Common Shares, Special Common Shares and Preferred Shares to reinvest cash dividends in Common Shares and Special Common Shares and holders of Series A Common Shares to reinvest cash dividends in Series A Common Shares. The purchase price of the shares is 95% of the market value, based on the average of the daily high and low sales prices for TDS’s Common Shares and Special Common Shares on the American Stock Exchange for the ten trading days preceding the date on which the purchase is made. Under SFAS 123(R) and SFAS 123, these plans are considered non-compensatory plans, therefore no compensation expense is recognized for stock issued under these plans.

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

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At September 30, 2006, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards.

At September 30, 2006, U.S. Cellular had reserved 5,403,000 Common Shares for equity awards granted and to be granted under this plan and had also reserved 110,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at September 30, 2006 was 5,513,000 shares. U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan, which was described previously.

U.S. Cellular has also created a Non-Employee Director Compensation Plan under which it has reserved 4,900 Common Shares of U.S. Cellular at September 30, 2006 for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular.

On March 7, 2006, the U.S. Cellular Compensation Committee, approved amendments to stock option award agreements. The amendments modify current and future options to extend the exercise period until 30 days following (i) the lifting of a “suspension” if options otherwise would expire or be forfeited during the suspension period and (ii) the lifting of a blackout if options otherwise would expire or be forfeited during a blackout period. U.S. Cellular temporarily suspended issuances of shares under the 2005 Long Term Incentive Plan between March 17, 2006 and October 10, 2006 as a consequence of late SEC filings. As required under the provisions of SFAS 123(R), U.S. Cellular evaluated the impact of this plan modification and originally determined that the adjustment to stock based compensation was not material.  However, in connection with the restatement discussed in Note 1 above, U.S. Cellular further reviewed the accounting for the plan modification.  Upon such further review, U.S. Cellular determined that it should have recognized Stock-Based compensation expense of $1.5 million in the three months ended March 31, 2006 as a result of this modification.  U.S. Cellular recognized $0.0 million and $1.5 million in stock-based compensation expense in the three and nine months ended September 30, 2006, respectively, as a result of this modification.

Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at September 30, 2006 expire between 2006 and 2016. However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement. Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of the option generally equals the market value of U.S. Cellular Common Shares on the date of grant.

U.S. Cellular did not grant any stock options during the three months ended September 30, 2006 and September 30, 2005, respectively. U.S. Cellular granted 551,000 and 757,000 stock options during the nine months ended September 30, 2006 and September 30, 2005, respectively. U.S. Cellular estimates the fair value of stock options granted using the Black-Scholes valuation model. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service period, which is generally the vesting period, for each separately vesting portion of the awards as if the awards were, in-substance, multiple awards, which is the same attribution method that was used by U.S. Cellular for purposes of its pro forma disclosures under SFAS 123. U.S. Cellular used the assumptions shown in the table below in valuing the options granted in 2006:

Expected Life	3.0 Years
Expected Annual Volatility Rate	25.2%
Dividend Yield	—
Risk-free Interest Rate	4.7%
Estimated Annual Forfeiture Rate	4.4%

A summary of U.S. Cellular stock options outstanding (total and portion exercisable) at September 30, 2006 and changes during the nine months then ended is presented in the table below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005 (877,000 exercisable)	2,701,000	$38.80	7.5 Years	$56,469,000
Granted	551,000	59.46		132,000
Exercised	107,000	34.51		2,259,000
Forfeited	37,000	38.65		809,000
Expired	1,000	32.23		33,000
Outstanding at September 30, 2006 (1,543,000 exercisable)	3,107,000	$42.62	7.1 Years	$53,083,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount will change in future periods based on the market price of U.S. Cellular’s stock. U.S. Cellular received $0 and $3.7 million in cash from the exercise of stock options during the three and nine months ended September 30, 2006.

A summary of U.S. Cellular nonvested stock options at September 30, 2006 and changes during the nine months then ended is presented in the table that follows:

		Weighted Average
	Number of	Fair Values of
	Stock Options	Stock Options
Nonvested at December 31, 2005	1,824,000	$14.19
Granted	551,000	14.06
Vested	777,000	14.49
Forfeited	34,000	14.49
Nonvested at September 30, 2006	1,564,000	$13.99

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

A summary of U.S. Cellular nonvested restricted stock units at September 30, 2006 and changes during the nine months then ended is presented in the tables that follow:

Liability Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	193,000	$30.71
Granted	3,000	59.43
Vested	108,000	23.73
Forfeited	7,000	37.34
Nonvested at September 30, 2006	81,000	$40.46

Equity Classified Awards

		Weighted Average
		Grant-Date
	Number of	Fair Values of
	Restricted	Restricted
	Stock Units	Stock Units
Nonvested at December 31, 2005	189,000	$45.63
Granted	125,000	59.43
Vested	—	—
Forfeited	24,000	47.76
Nonvested at September 30, 2006	290,000	$51.40

Long-Term Incentive Plan — Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units. Upon distribution of such stock units, participants will receive U.S. Cellular Common Shares. The amount of U.S. Cellular’s matching contribution depends on the portion of the annual bonus that is deferred. Participants receive a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus; such matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units. The matching contribution stock units vest ratably at a rate of one-third per year over three years. Upon vesting and distribution of such matching contribution stock units, participants will receive U.S. Cellular Common Shares.

U.S. Cellular estimates the fair value of deferred compensation matching contribution stock units based on the closing market price of U.S. Cellular Common Shares on the date of match. The fair value of such matching contribution stock units is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

A summary of U.S. Cellular nonvested deferred compensation stock units at September 30, 2006 and changes during the nine months then ended is presented in the table below:

Deferred Compensation Awards

		Weighted Average
	Number of	Fair Values of
	Stock Units	Stock Units
Nonvested at December 31, 2005	7,700	$41.08
Granted	1,700	56.71
Vested	3,900	42.16
Forfeited	—	—
Nonvested at September 30, 2006	5,500	$48.92

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. U.S. Cellular had reserved 110,000 Common Shares at September 30, 2006 for issuance under this plan. The plan became effective on April 1, 2003 and will terminate on December 31, 2008. U.S. Cellular employees are also eligible to participate in the TDS Employee Stock Purchase Plan, which was described previously. The per share cost to each participant in these plans is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date. Under SFAS 123(R), the employee stock purchase plans are considered compensatory plans; therefore recognition of compensation cost for stock issued under these plans is required. Compensation cost is measured as the difference between the cost of the shares to plan participants and the fair market value of the shares on the date of issuance. However, due to restrictions on activity under these plans in place during the three and nine months ended September 30, 2006, no compensation expense was recognized during these periods for either plan.

Compensation of Non-Employee Directors — U.S. Cellular issued 0 and 40 shares under its Non-Employee Director Compensation Plan in the three and nine months ended September 30, 2006.

Prior to the adoption of SFAS 123(R), U.S. Cellular presented all tax benefits resulting from tax deductions associated with the exercise of stock options by employees as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that “excess tax benefits” be classified as cash flows from financing activities in the Consolidated Statement of Cash Flows. For this purpose, the excess tax benefits are tax benefits related to the difference between the total tax deduction associated with the exercise of stock options by employees and the amount of compensation cost recognized for those options. For the nine months ended September 30, 2006, excess tax benefits of $0.3 million were included in cash flows from financing activities in the Consolidated Statements of Cash Flows pursuant to this requirement of SFAS 123(R).

4.               Income Taxes

The following table summarizes the effective income tax rates for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30
	2006	2005	2006	2005
Effective Income Tax (Benefit) Rate From:
Operations excluding gain on investments and fair value adjustment of derivative instruments	24.6%	38.7%	37.2%	40.2%
Gain on investments and fair value adjustment of derivative instruments (1)	41.2%	27.2%	37.6%	39.6%
Income before income taxes and minority interest	29.3%	39.4%	37.3%	39.9%

(1)          In the second quarter of 2006, TDS Telecom recorded gains on investments of $91.4 million. See Note 5 — Gains on Investments.  Also included in these amounts are fair value adjustments of derivative instruments.  See Note 6 — Fair Value Adjustment of Derivative Instruments.

The three- and nine-month effective tax rates are lower than 2005 as a result of favorable outcomes upon the completion of certain state income tax audits.

The loss of $4.7 million from the fair value adjustment of derivative instruments in the quarter ended September 30, 2005 included a loss on Vodafone derivative instruments, partially offset by a gain on Deutsche Telekom derivative instruments. The Vodafone derivative instruments have a lower effective tax rate than the Deutsche Telekom derivative instruments.

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 — 2004 consolidated federal tax returns of TDS and subsidiaries.  In October 2006, the Internal Revenue Service added the 2005 consolidated federal tax return to the audit cycle.  The audit is in its preliminary stages.

5.               Gain on Investment

The total gain on investment of $91.4 million primarily represents the gain associated with TDS Telecom’s gain on remittance of Rural Telephone Bank (“RTB”) stock. TDS Telecom has in the past obtained financing from the RTB. In connection with such financings, TDS Telecom purchased stock in the RTB. TDS Telecom has repaid all of its debt to the RTB, but continued to own the RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB. In order to effect the dissolution and liquidation, shareholders were asked to remit their shares to receive cash compensation for those shares. TDS Telecom remitted its shares and received $101.7 million from the RTB and recorded a gain of $90.3 million in the second quarter of 2006.

6.               Fair Value Adjustment of Derivative Instruments

Fair value adjustment of derivative instruments totaled a gain of $34.6 million and $22.9 million in the three and nine months ended September 30, 2006, respectively, and a gain (loss) of $(4.4) million and $495.3 million in the three and nine months ended September 30, 2005, respectively.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the consolidated statement of operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated an unrealized gain of $0.2 million and $1.0 million in the three and nine months ended September 30, 2006, respectively, and an unrealized gain of $0.2 million and $0.3 million in the three and nine months ended September 30, 2005, respectively.

7.               Discontinued Operations

TDS is a party to an indemnity agreement with T-Mobile USA, Inc. (“T-Mobile”) regarding certain contingent liabilities for Aerial Communications, Inc. (“Aerial”), a former subsidiary of TDS. TDS has recorded an accrual for expenses, primarily tax related, resulting from Aerial’s merger into VoiceStream Wireless Corporation (“VoiceStream”) in 2000.

In July 2005, TDS paid $7.1 million in settlement of items related to this indemnity agreement.

The net gain of $0.3 million ($0.5 million, net of $0.2 million of income tax expense), recorded in Discontinued Operations, Net of Tax, represents a reduction in the indemnity accrual due to a favorable outcome of a state tax audit which reduced the potential indemnity obligation.

8.               Earnings per Share

Basic earnings per share is computed by dividing net income available to common by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average number of common shares outstanding for the period adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options.

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

The net income amounts used in computing earnings per share and the effects on the weighted average number of common and Series A Common Shares and earnings per share of potentially dilutive stock options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (As Restated)	2006	2005 (As Restated)
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$75,239	$38,275	$277,995	$455,815
Preferred dividend requirement	(51)	(50)	(152)	(152)
Income from Continuing Operations Available to Common	75,188	38,225	277,843	455,663
Discontinued Operations	—	340	—	340
Net income available to common used in basic earnings per share	$75,188	$38,565	$277,843	$456,003

Diluted Earnings per Share:
Income from continuing operations Available to common used in basic earnings per share	$75,188	$38,225	$277,843	$455,663
Minority income adjustment (1)	(270)	(165)	(945)	(617)
Preferred dividend adjustment (2)	50	12	150	149
Income from Continuing Operations Available to Common	74,968	38,072	277,048	455,195
Discontinued Operations	—	340	—	340
Net income available to common used in diluted earnings per share	$74,968	$38,412	$277,048	$455,535

Weighted average number of shares of common stock used in basic earnings per share:
Common Shares	51,486	51,293	51,480	51,183
Special Common Shares	57,836	57,697	57,832	57,604
Series A Common Shares	6,446	6,433	6,447	6,430
Weighted average number of shares of common stock used in basic earnings per share	115,768	115,423	115,759	115,217
Effects of Dilutive Securities:
Effects of stock options (3)	935	630	705	687
Conversion of preferred shares (4)	159	50	159	159
Weighted average number of shares of common stock used in diluted earnings per share	116,862	116,103	116,623	116,063

Basic Earnings per Share
Continuing Operations	$0.65	$0.33	$2.40	$3.96
Discontinued Operations	—	—	—	—
	0.65	0.33	2.40	3.96
Diluted Earnings per Share
Continuing Operations	$0.64	$0.33	$2.38	$3.92
Discontinued Operations	—	—	—	—
	$0.64	$0.33	$2.38	$3.92

(1)            The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s dilutive securities were outstanding.

(2)            The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.

(3)            Stock options convertible into 669,061 Common Shares and 669,061 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended September 30, 2006, because their effects would have increased earnings per share. Stock options convertible into 1,293,284 Common Shares and 2,398,003 Special Common Shares were not included in computing Diluted Earnings per Share in the nine months ended September 30, 2006, because their effects would have increased earnings per share. Stock options convertible into 674,249 Common Shares and 674,249 Special Common Shares were not included in computing Diluted Earnings per Share in the three and nine months ended September 30, 2005 because their effects would have increased earnings per share.

(4)            Preferred shares convertible into 54,540 Common Shares and 54,540 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended September 30, 2005, because their effects would have increased earnings per share.

9.               Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding TDS’s marketable equity securities is summarized as follows:

	September 30, 2006	December 31, 2005 (As Restated)
	(Dollars in thousands)
Marketable Equity Securities — Current Assets
Deutsche Telekom AG — 45,492,172 and 0 Ordinary Shares, respectively	$723,326	$—
Vodafone Group Plc — 8,964,698 and 0 American Depositary Receipts, respectively	204,933	—
VeriSign, Inc. — 2,361,333 and 0 Common Shares, respectively	47,698	—
Aggregate fair value included in Current Assets	975,957	—

Marketable Equity Securities - Investments
Deutsche Telekom AG — 85,969,689 and 131,461,861 Ordinary Shares, respectively	1,366,918	2,191,469
Vodafone Group Plc — 2,362,976 and 12,945,915 American Depositary Receipts, respectively	54,018	277,949
VeriSign, Inc. - 0 and 2,361,333 Common Shares	—	51,760
Rural Cellular Corporation - 719,396 equivalent Common Shares	6,928	10,511
Other	—	1
Aggregate fair value included in investments	1,427,864	2,531,690
Total aggregate fair value	2,403,821	2,531,690
Accounting cost basis	1,507,476	1,543,677
Gross holding gains	896,345	988,013
Gross realized holding gains	(20,638)	(24,700)
Gross unrealized holding gains	875,707	963,313
Equity method unrealized gains	352	543
Income tax (expense)	(342,921)	(377,845)
Minority share of unrealized holding gains	(9,182)	(7,738)
Unrealized holding gains, net of tax and minority share	523,956	578,273
Derivative instruments, net of tax and minority share	(214,635)	(214,632)
Accumulated other comprehensive income	$309,321	$363,641

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

The forward contracts related to U.S. Cellular’s 8,964,698 Vodafone American Depositary Receipts (“ADRs”) and TDS’s 2,361,333 VeriSign common shares mature in May 2007. The forward contracts related to 45,492,172 Deutsche Telekom ordinary shares mature between July and September of 2007. Accordingly, the Vodafone ADRs, VeriSign common shares and Deutsche Telekom ordinary shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at September 30, 2006.

Vodafone Special Distribution and Share Consolidation

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per ADR) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular and TDS Telecom received approximately $28.6 million and $7.6 million, respectively, in cash; this amount, representing a return of capital for financial statement purposes, was recorded as a reduction in the accounting basis of the marketable equity securities. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs and TDS Telecom’s previous 2,700,545 Vodafone ADRs were consolidated into 2,362,976 ADRs.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted and substitution payments were made as a result of the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11. In the case of two forward contracts, subsidiaries of TDS made a dividend substitution payment in the amount of $3.2 million to the counterparties in lieu of further adjustments to the collars for such forward contracts.  The dividend substitution payments were recorded in Other expense in the Consolidated Statements of Operations.

See Note 16 — Long-Term Debt and Forward Contracts for additional information related to forward contracts.

10.         Licenses and Goodwill

TDS has substantial amounts of goodwill as a result of the acquisition of wireless markets, and the acquisition of operating telephone companies. The changes in licenses and goodwill result primarily from acquisitions, divestitures and impairments.

A summary of activity in licenses and goodwill for the nine months ended September 30, 2006 and 2005 is provided below. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” and its competitive local exchange carriers are designated as “CLEC”.

		TDS
	U.S.	Telecom
	Cellular	CLEC	Total
	(Dollars in thousands)
Licenses
Balance December 31, 2005	$1,362,263	$2,800	$1,365,063
Acquisitions	5,534	—	5,534
Other (1)	79,772	—	79,772
Balance September 30, 2006	$1,447,569	$2,800	$1,450,369

Balance December 31, 2004	$1,228,801	$—	$1,228,801
Acquisitions	133,633	—	133,633
Assets of Operations Held for Sale	(21,945)	—	(21,945)
Other	—	—	—
Balance September 30, 2005	$1,340,489	$—	$1,340,489

(1)          Includes $80 million representing deposits made to the FCC for Barat Wireless licenses with respect to which Barat Wireless was the high bidder in Auction 66. See Note 19 — Acquisitions, Divestitures and Exchanges for more information related to Barat Wireless.

	U.S.	TDS Telecom
	Cellular (1)	ILEC	CLEC	Other (2)	Total
Goodwill	(Dollars in thousands)
Balance December 31, 2005 (As Restated)	$481,235	$398,652	$—	$2,281	$882,168
Acquisitions	3,932	—	—	—	3,932
Other Adjustments	318	—	—	—	318
Balance September 30, 2006	$485,485	$398,652	$—	$2,281	$886,418

Balance December 31, 2004 (As Restated)	$454,830	$398,652	$—	$2,281	$855,763
Acquisitions	237	—	—	—	237
Assets of Operations Held for Sale	(2,741)	—	—	—	(2,741)
Other	(10)	—	—	—	(10)
Balance September 30, 2005 (As Restated)	$452,316	$398,652	$—	$2,281	$853,249

(1)          As a result of the exchange agreement entered into with ALLTEL during 2005, U.S. Cellular reclassified $2.7 million of goodwill to Assets of Operations Held for Sale as of September 30, 2005. The transaction closed in the fourth quarter of 2005.

(2)          Other consists of goodwill related to Suttle Straus.

See Note 19 — Acquisitions Divestitures and Exchanges for additional information related to transactions which affected licenses and goodwill.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS and U.S. Cellular perform the annual impairment review on licenses and goodwill during the second quarter of their fiscal year. Accordingly, the annual impairment tests for licenses and goodwill were performed in the second quarter of 2006 and 2005. Such impairment tests indicated that there was no impairment of licenses or goodwill in either year.

11.         Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

TDS’s significant investments in unconsolidated entities included the following:

	September 30, 2006	September 30, 2005
Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	14.2%	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, at September 30, 2006 and 2005 U.S. Cellular owned a 49% interest in an entity which owned an interest of approximately 2.9% in Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications, L.L.C. See Note 23 — Subsequent Events for information on the disposition of this interest.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Results of operations
Revenues	$1,082,000	$912,000	$3,100,000	$2,527,000
Operating expenses	744,000	631,000	2,135,000	1,754,000
Operating income	338,000	281,000	965,000	773,000
Other income, net (1)	10,000	1,000	32,000	15,000
Net Income	$348,000	$282,000	$997,000	$788,000

(1)          Includes income tax related to small corporations.

See Note 23 — Subsequent Events for additional information related to TDS’s investment in Midwest Wireless Communications, L.L.C.

12.         Customer Lists

Customer lists acquired in connection with purchases and exchanges of wireless markets are being amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life. The acquisition of certain minority interests in the nine months ended September 30, 2006 and 2005 added $2.0 million and $0.6 million, respectively, to the gross balance of customer lists. Customer list amortization expense was $5.9 million and $17.6 million for the three and nine months ended September 30, 2006, respectively, and $2.4 million and $7.6 million for the three and nine months ended September 30, 2005, respectively. Amortization expense for the remainder of 2006 and for the years 2007-2011 is expected to be $5.9 million, $9.8 million, $7.2 million, $5.4 million, $3.7 million and $0.1 million, respectively.

13.         Property, Plant and Equipment

In accordance with SFAS 144, U.S. Cellular and TDS Telecom review long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. U.S. Cellular performed impairment tests of property, plant and equipment during the second quarter of 2006 and 2005. Such impairment tests indicated that there was no impairment of property, plant and equipment in either year.

14.         Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At September 30, 2006, letters of credit outstanding were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. TDS may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2006, one-month LIBOR was 5.32% and the contractual spread was 60 basis points. If TDS provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points (the prime rate was 8.25% at September 30, 2006). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at September 30, 2006, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 8.25% at September 30, 2006).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2006, outstanding notes payable and letters of credit were $150.0 million and $0.5 million, respectively, leaving $549.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2006, the one-month LIBOR was 5.32% and the contractual spread was 60 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points (the prime rate was 8.25% at September 30, 2006). This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from either Standard & Poor’s Rating Service (“Standard & Poor’s”) or Moody’s Investor Service (“Moody’s”) were lowered. However, the credit facilities would not cease to be available or accelerate solely as a result of a decline in TDS’s or U.S. Cellular’s credit rating. A downgrade in TDS’s or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. TDS’s and U.S. Cellular’s credit ratings as of the dates indicated, are as follows:

Moody’s (Issued November 10, 2005)	Baa3	— under review for possible further downgrade
Standard & Poor’s (Issued February 13, 2007)	BBB-	— on credit watch with negative implications
Fitch Ratings (Issued November 10, 2005)	BBB+	— on ratings watch negative

TDS’s and U.S. Cellular’s credit ratings may be changed at any time and such ratings should not be assumed to be accurate as of any future date.

The maturity dates of borrowings under TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing.

On November 10, 2005, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the revolving credit facilities and one line of credit facility. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and did not fail to make any scheduled payments. TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit facilities, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarter ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarter ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarter ended March 31, 2006. On October 6, 2006, TDS and U.S. Cellular received amended waivers from the lenders associated with the revolving credit facilities which extended the date by which the financial statements of TDS and U.S. Cellular for the second quarter ended June 30, 2006 were required to be delivered to November 8, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006, the Form 10-Q for the quarter ended March 31, 2006 was filed on August 25, 2006, and the Form 10-Q for the quarter ended June 30, 2006 was filed on October 10, 2006.

In addition, TDS and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under the revolving credit agreements and one line of credit agreement.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB.  The ratings remain on credit watch with negative implications.  The credit ratings by Moody’s Investors Service remain Baa3 — under review for possible further downgrade.  The credit ratings by Fitch remain BBB+ on ratings watch negative.

15.         Asset Retirement Obligations

TDS accounts for its asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, TDS records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statement of Operations as a gain or loss.

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

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes. The amounts recorded for regulatory accounting purposes are in addition to the amounts required to be recorded in accordance with SFAS No 143 and FIN 47. These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at September 30, 2006 was $38.3 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at September 30, 2006 was $62.3 million.

In accordance with the requirements of SFAS No. 143 and FIN 47, TDS Telecom’s competitive local exchange carrier has calculated an asset retirement obligation of $3.0 million at September 30, 2006.

During the third quarter of 2006, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and, as a result of the review, revised certain of those assumptions. Estimated retirement obligations for cell sites were revised to reflect higher estimated costs for removal of radio and power equipment, and estimated retirement obligations for retail stores were revised to reflect a shift to larger stores and slightly higher estimated costs for removal of fixtures.  These changes are reflected in “Revision in estimated cash flows” below.  The table below also summarizes other changes in asset retirement obligations during the nine months ended September 30, 2006 and 2005.  TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
	(Dollars in thousands)

Beginning Balance — December 31, 2005 (As Restated)	$90,224	$97,509	$2,649	$190,382
Additional liabilities incurred	5,922	3,552	186	9,660
Revision in estimated cash flows	13,415	—	—	13,415
Acquisition of assets	1,237	—	—	1,237
Disposition of assets	(112)	(513)	—	(625)
Accretion expense	5,312	26	139	5,477
Ending Balance — September 30, 2006	$115,998	$100,574	$2,974	$219,546

16.         Long-Term Debt and Forward Contracts

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

In addition, the late filing of this Form 10-Q and the failure to deliver such Form 10-Q to the trustees of the TDS debt indentures on a timely basis also resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and TDS believes that such non-compliance was cured upon the filing of this Form 10-Q.   In addition, the late filing of the Form 10-Q for the quarterly period ended September 30, 2006 by U.S. Cellular and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indentures on a timely basis resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and U.S. Cellular believes that such non-compliance was cured upon the filing of this Form 10-Q.  Neither TDS nor U.S. Cellular has failed to make or expects to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of September 30, 2006 with all covenants and other requirements set forth in its long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

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

The Deutsche Telekom forward contracts mature from July 2007 to September 2008, of which the forward contracts related to 45,492,172 ordinary shares mature between July and September 2007. A majority of the contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.37% at September 30, 2006). The remaining contracts are structured as zero coupon obligations with a weighted average effective interest rate of 4.4% per year. No interest payments are required for the zero coupon obligations during the contract period.

The Vodafone forward contracts mature in May and October 2007. The Vodafone forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.37% at September 30, 2006).

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted and substitution payments were made as a result of the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11. In the case of two forward contracts, subsidiaries of TDS made a dividend substitution payment in the amount of $3.2 million to the counterparties in lieu of further adjustments to the collars for such forward contracts.  The dividend substitution payments were recorded in Other expense in the Consolidated Statements of Operations.

The VeriSign forward contract matures in May 2007 and is structured as a zero coupon obligation with an effective interest rate of 5.00% per year. TDS is not required to make interest payments during the contract period.

The TDS VeriSign forward contracts related to 2,361,333 common shares and the forward contracts related to U.S. Cellular’s 8,964,698 Vodafone ADRs mature in May 2007. The forward contracts related to 45,492,172 Deutsche Telekom ordinary shares mature between July and September 2007. Accordingly, such VeriSign common shares, Vodafone ADRs and Deutsche Telekom ordinary shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at September 30, 2006.

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

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. On November 10, 2005, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and late filings resulted in defaults under the forward contracts. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparties associated with the forward contracts, under which the counterparties agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarterly period ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarterly period ended March 31, 2006. On October 6, 2006, TDS and U.S. Cellular received amended waivers from the counterparties associated with the forward contracts which extended the date by which the financial statements of TDS and U.S. Cellular for the quarterly period ended June 30, 2006 were required to be delivered to November 8, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 was filed August 25, 2006, and the Form 10-Q for the quarterly period ended June 30, 2006 was filed on October 10, 2006.

In addition, TDS and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

17.         Minority Interest in Subsidiaries

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the Statement’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include such minority interests that meet the Statement’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and L.L.C. agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2103.

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $149.1 million at September 30, 2006. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on September 30, 2006, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the finite-lived partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at September 30, 2006 is $32.7 million, and is included in Minority Interest in Subsidiaries in the Consolidated Balance Sheets. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $116.4 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

18.         Common Share Repurchase Programs

In 2003, the Board of Directors of TDS authorized the repurchase of up to 3.0 million TDS Common Shares, but this authorization expired in February 2006 and a new authorization has not yet been put in place. No TDS Common Shares were repurchased in the first nine months of 2006 or 2005.

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first nine months of 2006 or 2005.

19.         Acquisitions, Divestitures and Exchanges

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

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 66. Barat Wireless was qualified to receive a 25% discount available to designated entities, which are small businesses that have a limited amount of assets. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount. The balance due from Barat Wireless at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder was approximately $47.1 million and was paid on October 18, 2006. Although the bidding in Auction 66 ended on September 18, 2006, the FCC has not yet awarded the licenses to Barat Wireless, nor is there any prescribed timeframe for the FCC to review the qualifications of Barat Wireless and award the licenses.

Barat Wireless is in the process of developing its long-term business and financing plans. As of October 31, 2006, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner totaling $127.2 million. For financial reporting purposes, U.S. Cellular will consolidate Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2006, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial reporting purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected respective gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through September 30, 2006.

In the first quarter of 2005, TDS adjusted the gain on investments related to its sale to ALLTEL Corporation (“ALLTEL”) of certain wireless properties on November 30, 2004. The adjustment of the gain, which resulted from a working capital adjustment that was finalized in the first quarter of 2005, increased the total gain on the sale by $0.5 million to $51.4 million.

In addition, in 2005, U.S. Cellular purchased one new wireless market and certain minority interests in other wireless markets in which it already owned a controlling interest for $6.9 million in cash.

20.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains and losses on securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$578,273	$1,077,710
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(87,605)	(572,701)
Income tax (expense) benefit	34,923	227,077
	(52,682)	(345,624)
Unrealized gain (loss) of equity method companies	(190)	282
Minority share of unrealized losses	(1,445)	921
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(54,317)	(344,421)
Balance, end of period	$523,956	$733,289

Derivative Instruments
Balance, beginning of period	$(214,632)	$(213,760)
Add (deduct):
Unrealized gain (loss) on derivative instruments	—	—
Income tax (expense) benefit	—	(19)
	—	(19)
Minority share of unrealized gains	(3)	(19)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	(3)	(38)
Balance, end of period	$(214,635)	$(213,798)

Accumulated Other Comprehensive Income
Balance, beginning of period	$363,641	$863,950
Net change in marketable equity securities	(54,317)	(344,421)
Net change in derivative instruments	(3)	(38)
Net change in unrealized gains (losses) included in comprehensive income	(54,320)	(344,459)
Balance, end of period	$309,321	$519,491

21.         Business Segment Information

Financial data for TDS’s business segments for the three and nine month period ended or at September 30, 2006 and 2005 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at
September 30, 2006		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	Non- Reportable Segment(3)	Other Reconciling Items(1)	Total
Operating revenues	$888,523	$162,242	$59,370	$7,434	$(5,499)	$1,112,070
Cost of services and products	305,864	48,275	31,662	5,463	(1,082)	390,182
Selling, general and administrative expense	358,392	46,251	21,855	1,321	(3,585)	424,234
Operating income before depreciation, amortization and accretion (2)	224,267	67,716	5,853	650	(832)	297,654
Depreciation, amortization and accretion expense	146,940	33,757	5,871	711	—	187,279
Operating income (loss)	77,327	33,959	(18)	(61)	(832)	110,375
Other items:
Equity in earnings of unconsolidated subsidiaries	23,483	—	—	—	597	24,080
Fair value adjustment of derivative instruments	(21,285)	—	—	—	55,904	34,619
Marketable equity securities	208,505	—	—	—	2,195,316	2,403,821
Investment in unconsolidated entities	197,817	3,623	—	—	42,409	243,849
Total assets	5,573,507	1,692,675	144,684	23,834	2,895,749	10,330,449
Capital expenditures	$152,771	$26,986	$4,552	$838	$1,169	$186,316

Three Months Ended or at
September 30, 2005 (As Restated)		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC(4)	CLEC(4)	Non- Reportable Segment(3)	Other Reconciling Items(1)	Total
Operating revenues	$795,100	$168,569	$60,299	$8,820	$(4,841)	$1,027,947
Cost of services and products	290,158	45,716	32,466	6,172	(545)	373,967
Selling, general and administrative expense	313,374	45,722	24,063	1,389	(4,296)	380,252
Operating income before depreciation, amortization and accretion (2)	191,568	77,131	3,770	1,259	—	273,728
Depreciation, amortization and accretion expense	128,238	33,319	6,998	688	—	169,243
Operating income (loss)	63,330	43,812	(3,228)	571	—	104,485
Other items:
Equity in earnings of unconsolidated subsidiaries	17,416	58	—	—	263	17,737
Fair value adjustment of derivative instruments	(14,241)	—	—	—	9,812	(4,429)
Marketable equity securities	270,582	—	—	—	2,526,642	2,797,224
Investment in unconsolidated entities	184,768	3,623	—	—	41,273	229,664
Total assets	5,231,457	1,691,710	150,961	27,245	3,327,256	10,428,629
Capital expenditures	$125,553	$25,105	$7,145	$1,226	$1,546	$160,575

Nine Months Ended or at
September 30, 2006		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC	CLEC	Non- Reportable Segment(3)	Other Reconciling Items(1)	Total
Operating revenues	$2,571,036	$485,228	$176,599	$23,372	$(16,401)	$3,239,834
Cost of services and products	886,469	141,833	93,481	16,717	(2,453)	1,136,047
Selling, general and administrative expense	1,028,865	137,436	67,005	4,570	(9,655)	1,228,221
Operating income before depreciation, amortization and accretion (2)	655,702	205,959	16,113	2,085	(4,293)	875,566
Depreciation, amortization and accretion expense	429,451	100,585	18,530	2,132	—	550,698
Operating income (loss)	226,251	105,374	(2,417)	(47)	(4,293)	324,868
Other items:
Equity in earnings of unconsolidated subsidiaries	64,923	—	—	—	1,453	66,376
Fair value adjustment of derivative instruments	(17,392)	—	—	—	40,273	22,881
Gain on investments	—	91,418	—	—	—	91,418
Marketable equity securities	208,505	—	—	—	2,195,316	2,403,821
Investment in unconsolidated entities	197,817	3,623	—	—	42,409	243,849
Total assets	5,573,507	1,692,675	144,684	23,834	2,895,749	10,330,449
Capital expenditures	$421,378	$73,808	$11,576	$2,955	$6,893	$516,610

Nine Months Ended or at
September 30, 2005 (As Restated)		TDS Telecom
(Dollars in thousands)	U.S. Cellular	ILEC(4)	CLEC(4)	Non- Reportable Segment(3)	Other Reconciling Items(1)	Total
Operating revenues	$2,245,526	$494,791	$179,212	$24,083	$(13,755)	$2,929,857
Cost of services and products	821,160	129,006	94,677	16,659	(1,725)	1,059,777
Selling, general and administrative expense	877,116	137,087	71,623	4,235	(12,030)	1,078,031
Operating income before depreciation, amortization and accretion (2)	547,250	228,698	12,912	3,189	—	792,049
Depreciation, amortization and accretion expense	382,244	101,165	21,823	2,063	—	507,295
Operating income (loss)	165,006	127,533	(8,911)	1,126	—	284,754
Other items:
Equity in earnings of unconsolidated subsidiaries	49,231	408	—	—	590	50,229
Fair value adjustment of derivative instruments	9,938	—	—	—	485,356	495,294
Gain (loss) on investments	551	(51)	—	—	—	500
Marketable equity securities	270,582	—	—	—	2,526,642	2,797,224
Investment in unconsolidated entities	184,768	3,623	—	—	41,273	229,664
Total assets	5,231,457	1,691,710	150,961	27,245	3,327,256	10,428,629
Capital expenditures	$379,088	$59,965	$18,681	$3,204	$4,020	$464,958

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

(3)          Represents Suttle Straus.

(4)          Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), reported in selling, general and administrative expense have been moved to cost of service and products in the current period to properly reflect the classification of the expenses. Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been moved to selling, general and administrative expense to properly reflect the classification of the expenses. For the ILEC, cost of services and products decreased by $1.9 million and $5.2 million with a corresponding increase in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively. For the CLEC, cost of services and products increased by $5.7 million and $17.4 million with a corresponding decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively. On a TDS consolidated basis, cost of services and products increased by $3.8 million and $12.2 million with a corresponding decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively. The adjustments did not affect previously reported revenues, operating income or net income.

The following table reconciles Total operating income from reportable and other segments to Income before income taxes and minority interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (As Restated)	2006	2005 (As Restated)
	(Dollars in thousands)
Total operating income from reportable and other segments	$110,375	$104,485	$324,868	$284,754
Total investment and other income	11,338	(29,544)	171,654	513,017
Income before income taxes and minority interest	$121,713	$74,941	$496,522	$797,771

22.         Commitments and Contingencies

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

TDS is party to an indemnity agreement with T-Mobile USA Inc., (“T-Mobile”) regarding certain contingent liabilities at Aerial Communications, Inc. (“Aerial”) for the period prior to Aerial’s merger into VoiceStream Wireless. As of September 30, 2006, TDS has recorded liabilities of $1.4 million relating to this indemnity, which represents its best estimate of its probable liability.

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

TDS Telecom records revenues from originating and terminating access for interexchange carriers based on contracts, tariffs or operational data. Such contracts, tariffs and operational data could be subject to dispute by interexchange carriers. In April 2006, an interexchange carrier for which TDS Telecom provides both originating and terminating access asserted a claim for refund, net of counterclaims, of up to $10 million for past billed amounts for certain types of traffic. TDS Telecom has contested this claim. Disputes with interexchange carriers may take significant time to resolve and may require adjustments in future periods to amounts invoiced, accrued or paid in prior periods.

Regulatory Environment

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

23.         Subsequent Events

Midwest Wireless

As of September 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications. Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin. On November 18, 2005, ALLTEL announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings. These conditions were satisfied and the closing of this agreement occurred on October 3, 2006. As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition, as of September 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings. As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings. Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments. The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $29.9 million at September 30, 2006.

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

•                  Expense reclassifications - Certain prior period amounts, primarily labor, maintenance, rent and utilities expenses at the competitive local exchange carriers (“CLEC”), previously reported in selling, general and administrative expense have been corrected to properly reflect the classification of the expenses in cost of service and products in the current period.  Certain expenses, primarily universal service costs, at both the incumbent local exchange carriers (“ILEC”) and the CLEC previously reported in cost of service and products have been adjusted to properly reflect the classification of the expenses in selling, general and administrative expense.  For the ILEC, cost of services and products decreased by $1.9 million and $5.2 million with a corresponding increase in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively.  For the CLEC, cost of services and products increased by $5.7 million and $17.4 million with a corresponding decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively.  On a TDS consolidated basis, cost of services and products increased by $3.8 million and $12.2 million with a corresponding decrease in selling, general and administrative expenses in the three and nine months ended September 30, 2005, respectively.  The adjustments did not affect previously reported revenues, operating income or net income.

•                  Establishment of an Asset Retirement Obligation (“ARO”) - Upon initial implementation of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) in 2003, TDS Telecom’s ILEC operations concluded that it was not necessary to record an ARO asset and corresponding regulatory liability of equal amount.  TDS Telecom's ILECs have their rates regulated by the respective state public utility commissions and the Federal Communications Commission (“FCC”), and therefore, reflect the effects of the rate-making actions of these regulatory bodies in their financial statements.  In 2002, the FCC notified carriers by Order that it would not be adopting SFAS No. 143 since the FCC concluded that SFAS No. 143 conflicted with the FCC's current accounting rules that require ILECs to accrue for asset retirement obligations through prescribed depreciation rates.  Upon adoption of SFAS No. 143, and pursuant to the FCC's order and the provisions of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation,” (“SFAS No.71”) the ILECs reclassified their existing remediation liabilities, previously recorded in accumulated depreciation, to an ARO liability and a separate regulatory liability.  Upon further review, TDS has concluded that upon adoption of SFAS No. 143, and in accordance with SFAS No. 71, it should have recognized an ARO asset and a corresponding ARO liability, rather than establish the ARO liability through a reclassification of its existing remediation liabilities. The impact of establishing the ARO asset increased Property, Plant and Equipment and the corresponding ARO liability by $26.6 million and $27.3 million as of September 30, 2006 and December 31, 2005, respectively.  The adjustment did not affect previously reported revenues, operating income or net income (loss).

•                  Contracts with maintenance and support services — U.S. Cellular entered into certain equipment and software contracts that included maintenance and support services.  In one case, U.S. Cellular did not properly allocate expenditures between equipment purchases and maintenance and support services.  In other cases, U.S. Cellular did not properly record fees for maintenance and support services over the specified term of the agreement.  The restatement adjustments properly record property, plant and equipment, related depreciation expense and fees for maintenance and support services in the correct periods.

•                  Classification of Asset Retirement Obligation on the Statement of Cash Flows – The additions to property, plant and equipment and other deferred liabilities representing additional asset retirement obligations (“ARO”) should be treated as non-cash items in the statement of cash flows.  From 2004 through the second quarter of 2006, U.S. Cellular included additional ARO liabilities as a change in other assets and liabilities in cash flows from operating activities and the increase in the ARO asset balance as a capital expenditure in cash flows from investing activities resulting in an overstatement of cash flows from operating activities and an overstatement of cash flows required by investing activities.  In the restatement, adjustments were recorded in the statement of cash flows to offset the change in ARO liabilities against the ARO asset. The reduction in the change in other assets and liabilities in cash flows from operating activities and the reduction in additions to property, plant and equipment in cash flows from investing activities totaled $4.7 million in the nine months ended September 30, 2005.

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

The table below summarizes the impacts of the restatement on income before income taxes and minority interest.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Increase (decrease), dollars in thousands)
Income Before Income Taxes and Minority Interest, as previously reported	$83,223	$312,601
Forward contracts and related derivative instruments	(4,665)	495,011
Contracts with maintenance and support services	(123)	(458)
Property, plant and equipment	(1,827)	(1,750)
Other items	(1,667)	(7,633)
Total adjustment	(8,282)	485,170
Income Before Income Taxes and Minority Interest, as restated	$74,941	$797,771

The table below summarizes the net income and diluted earnings per share impacts from the restatement.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(Increase (decrease), dollars in thousands, except per share amounts)
As previously reported	$41,566	$0.36	$161,671	$1.39
Forward contracts and related derivative instruments	(1,681)	(0.01)	297,644	2.56
Contracts with maintenance and support services	(48)	—	(188)	—
Income taxes	549	—	1,647	0.01
Property, plant and equipment	(916)	(0.01)	(874)	(0.01)
Other items	(855)	(0.01)	(3,745)	(0.03)
Total adjustment	(2,951)	(0.03)	294,484	2.53
As restated	$38,615	$0.33	$456,155	$3.92

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

U.S. Cellular delivered solid business results for the nine months ended September 30, 2006. Operating highlights included the following:

•                  Total customers increased 8% year-over-year to 5,729,000 and average monthly service revenue per customer increased 4% to $46.92;

•                  The postpay churn rate per month was 1.5%;

•                  Additions to property, plant and equipment totaled $421.4 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development of U.S. Cellular’s office systems. Total cell sites in service increased 11% year-over-year to 5,726; and

•                  In April 2006, U.S. Cellular completed the purchase of the remaining majority interest in the Tennessee RSA No. 3 Limited Partnership, a wireless market in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash.

Service Revenues increased $293.5 million, or 14%, to $2,382.7 million in the nine months ended September 30, 2006 from $2,089.2 million in 2005. Revenues from data products and services increased 60% to $147.8 million in the nine months ended September 2006 from $92.3 million in 2005 as customers continue to use U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Service (SMS), Speedtalk SM, a push-to-talk service, and Blackberry® handsets and service.

Operating Income in the nine months ended September 30, 2006 increased $61.3 million, or 37%, to $226.3 million from $165.0 million in 2005. The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 9.5% in the nine months ended September 30, 2006 compared to 7.9% in the same period of 2005.

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

TDS Telecom’s operating income in the nine months ended September 30, 2006 decreased $15.6 million, or 13% to $103.0 million from $118.6 million in 2005. The operating income margins were 15.7% in 2006 and 17.7% in 2005. Despite the challenges faced in the industry, TDS Telecom was able to increase equivalent access lines by 2% primarily due to the growth of Digital Subscriber Lines (“DSL”) by over 42% from September 2005 to September 2006.

See “TDS Telecom Operations.”

Cash Flows and Investments

At September 30, 2006, TDS and its subsidiaries had cash and cash equivalents totaling $1,029.8 million, available borrowing capacity of $1,146.1 million under its revolving credit facilities and an additional $75 million of bank lines of credit. Also, during the nine months ended September 30, 2006, TDS generated cash flows from operating activities of $671.0 million. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures. TDS continues to seek to maintain a strong balance sheet and an investment grade credit rating.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the Federal Communications Commission (“FCC”) as Auction 66. Barat Wireless was qualified to receive a 25% discount available to designated entities. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount. The balance due from Barat Wireless at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder was approximately $47.1 million and was paid on October 18, 2006. Although the bidding in Auction 66 ended on September 18, 2006, the FCC has not yet awarded any of the licenses to winning bidders, nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

Barat Wireless is in the process of developing its long-term business and financing plans. As of October 31, 2006, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner totaling $127.2 million. For financial reporting purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per American Depositary Receipt (“ADR”)) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular and TDS Telecom received approximately $28.6 million and $7.6 million in cash, respectively; the amounts, representing a return of capital, were recorded as a reduction in the net carrying value of marketable equity securities in the Consolidated Balance Sheets. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs and TDS Telecom’s previous 2,700,545 Vodafone ADRs were consolidated into 2,362,976 ADRs.

See “Financial Resources” and “Liquidity and Capital Resources” for additional information related to cash flows and investments. See Note 23 — Subsequent Events of Notes to Consolidated Financial Statements included in Item 1 above for information related to cash proceeds from the sale of Midwest Wireless (approximately $95.1 million).

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Operating Revenues increased $309.9 million, or 11%, to $3,239.8 million during the nine months ended September 30, 2006 from $2,929.9 million during the nine months ended September 30, 2005, primarily as a result of a 7% increase in customers and equivalent access lines served. U.S. Cellular’s operating revenues increased $325.5 million, or 14%, to $2,571.0 million in 2006 from $2,245.5 million in 2005 as customers served increased by 426,000, or 8%, since September 30, 2005, to 5,729,000. TDS Telecom’s operating revenues decreased $12.5 million, or 2%, to $657.6 million in 2006 and $670.1 million in 2005. Equivalent access lines increased by 24,600, or 2%, since September 30, 2005, to 1,205,000. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $269.9 million, or 10%, to $2,915.0 million in 2006 from $2,645.1 million in 2005 primarily reflecting growth in operations. Operating expenses include a $20.7 million increase in stock-based compensation expense primarily due to the implementation of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment”, as of January 1, 2006. U.S. Cellular’s operating expenses increased $264.3 million, or 13%, to $2,344.8 million in 2006 from $2,080.3 million in 2005 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base. TDS Telecom’s expenses increased $3.2 million, or 1%, to $554.7 million in 2006 from $551.5 million in 2005 primarily reflecting increased cost of services and products related to digital subscriber lines and long distance services and an increase in stock based compensation expense due mainly to the implementation of SFAS 123(R).

Operating Income increased $40.1 million, or 14%, to $324.9 million in 2006 from $284.8 million in 2005. The operating margin was 10.0% in 2006 and 9.7% in 2005 on a consolidated basis. U.S. Cellular’s operating income increased $61.3 million, or 37%, to $226.3 million from $165.0 million in 2005 and its operating margin, as a percentage of service revenues, increased to 9.5% in 2006 from 7.9% in 2005. TDS Telecom’s operating income decreased $15.6 million, or 13%, to $103.0 million in 2006 from $118.6 million in 2005 and its operating margin decreased to 15.7% in 2006 from 17.7% in 2005.

Investment and Other Income (Expense) primarily includes interest and dividend income, equity in earnings of unconsolidated entities, gains and losses on investments, fair value adjustment of derivative instruments and interest expense. Investment and other income (expense) totaled $171.7 million in 2006 and $513.0 million in 2005.

Equity in earnings of unconsolidated entities increased $16.2 million, or 32%, to $66.4 million in 2006 from $50.2 million in 2005. Equity in earnings of unconsolidated entities represents TDS’s share of net income from markets in which it has a minority interest and that are accounted for by the equity method. TDS’s investment in the Los Angeles SMSA Limited Partnership contributed $46.4 million and $37.8 million to equity in earnings of unconsolidated entities for the nine months ended September 30, 2006 and 2005, respectively.

Interest and dividend income increased $32.9 million or 23%, to $174.4 million in 2006 from $141.5 million in 2005 primarily due to increases in the dividends paid by Deutsche Telekom ($14.6 million) and Vodafone ($4.3 million), and higher average rates of interest earned on investments in 2006 than 2005.

Interest expense increased $17.0 million, or 11%, to $177.2 million in 2006 from $160.2 million in 2005. The increase in interest expense in the nine months ended September 30, 2006 was primarily due to an increase in interest paid on forward contracts related to interest rate increases ($19.4 million), the debt issuance of 6.625% senior notes in March 2005 of $116.25 million ($1.9 million) and the increase in interest rates on the revolving credit facilities ($5.0 million). The increase in interest expense was partially offset by the repayment of TDS Telecom subsidiary debt in March and June of 2005 ($5.2 million) the repayment of $200 million of 7% senior notes by TDS in August 2006 ($2.4 million) and the repayment of Medium-term Notes ($2.3 million).

Fair value adjustment of derivative instruments totaled a gain of $22.9 million in 2006 and a gain of $495.3 million in 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the consolidated statement of operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated an unrealized gain of $1.0 million in 2006 and an unrealized gain of $0.3 million in 2005.

Gain on investments totaled a net gain of $91.4 million in 2006 and $0.5 million in 2005. The net gain in 2006 includes a $90.3 million gain at TDS Telecom from its remittance of Rural Telephone Bank (“RTB”) shares. See Note 5 — Gain on Investment.

Other expense totaled $6.2 million in 2006 and $14.3 million in 2005. Borrowing costs on the prepaid forward contracts decreased $1.0 million in 2006 compared to 2005. In addition, in 2005 TDS Telecom recorded prepayment penalties and unamortized debt issuance costs writeoffs of $2.2 million on the repayment of long-term debt in March and June. In 2005, TDS incurred $2.9 million of expenses from the Special Common Share Proposal and stock dividend.

Income Tax Expense decreased $132.8 million to $185.2 million in 2006 from $318.0 million in 2005 primarily due to the decrease in pre-tax income. The overall effective tax rates on income before income taxes and minority interest for the nine months ended September 30, 2006 and 2005 were 37.3% and 39.9%, respectively. The effective tax rate is lower than 2005 as a result of the settlement of certain state income tax audits. For further analysis and discussion of TDS’s effective tax rates in 2006 and 2005, see Note 4 — Income Taxes of Notes to Consolidated Financial Statements included in Item 1 above.

Minority Share of (Income) includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(23,602)	$(17,245)
Minority Shareholders’ or Partners’	(9,552)	(6,544)
	(33,154)	(23,789)
Other	(127)	(185)
	$(33,281)	$(23,974)

Income from Continuing Operations totaled $278.0 million, or $2.38 per diluted share, in 2006 compared to $455.8 million, or $3.92 per diluted share, in 2005.

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

Net Income Available to Common totaled $277.8 million, or $2.38 per diluted share, in 2006 and $456.0 million, or $3.92 per diluted share, in 2005.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through U.S. Cellular, an 81.2%-owned subsidiary. U.S. Cellular owns, operates and invests in wireless markets throughout the United States. Growth in the customer base is the primary reason for the change in U.S. Cellular’s results of operations in 2006 and 2005. The number of customers increased 8% to 5,729,000 at September 30, 2006, from 5,303,000 at September 30, 2005, due to customer additions from its marketing channels and acquisition, divestitures and exchange activities.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, interests in 241 wireless markets at September 30, 2006. A summary of the number of markets U.S. Cellular owns or has rights to acquire as of September 30, 2006 follows:

Number of Markets
Consolidated markets (1)	201
Consolidated markets to be acquired pursuant to existing agreements (2)	17
Minority interests accounted for using equity method	18
Minority interests accounted for using cost method	5
Total markets to be owned after completion of pending transactions	241

(1)                    Includes majority interests in 190 markets and other interests in 11 licenses acquired through Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial reporting purposes, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2006	2005
As of September 30, (1a)
Total market population (2)(4)	55,543,000	44,690,000
Customers (3)	5,729,000	5,303,000
Market penetration (4)	10.3%	11.9%
Total full-time equivalent employees	7,571	7,375
Cell sites in service	5,726	5,149
For the Nine Months Ended September 30, (1b)
Net customer additions (5)	224,000	352,000
Net retail customer additions (5)	200,000	281,000
Average monthly service revenue per customer (As Restated) (6)	$46.92	$45.02
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (As Restated) (8)	$467	$445

(1a)          Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of September 30, 2006. Such markets include (i) the market acquired during April 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 which are incremental to U.S. Cellular’s currently owned or acquirable markets. Such markets exclude the two markets transferred to ALLTEL in the exchange transaction completed in December 2005. Amounts in 2005 include information related to all markets included in U.S. Cellular’s consolidated operations as of September 30, 2005. For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(1b)         Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through September 30, 2006. Such markets include (i) the market acquired during April 2006, (ii) the 15 markets acquired from ALLTEL in the exchange transaction completed in December 2005 for the period January 1 through September 30, 2006 and (iii) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through September 30, 2006. Such amounts exclude results from the two markets transferred to ALLTEL in the exchange transaction completed in December 2005. Amounts in 2005 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2005 through September 30, 2005. For further information on acquisitions, divestitures and exchanges, see “Summary of Holdings” above.

(2)                Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of September 30 of each respective year.

(3)                U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2006	2005
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	4,818,000	4,475,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	602,000	538,000
Total postpay customers	5,420,000	5,013,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	309,000	290,000
Total customers	5,729,000	5,303,000

*             Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers whom U.S. Cellular has acquired through this agreement are considered to be postpay customers.

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

(6)                Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2006	2005 (As Restated)

Service Revenues per Consolidated Statements of Operations	$2,382,747	$2,089,232
Divided by average customers during period (000s) *	5,642	5,156
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$46.92	$45.02

*           “Average customers during period” is calculated by adding the number of total customers, including reseller customers, at the beginning of the first month of the period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular included such markets during each period.

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

(8)                For a discussion of the components of this calculation, see “Operating expenses — Selling, general and administrative expenses”, below.

Operating Revenues increased $325.5 million, or 14%, to $2,571.0 million in 2006 from $2,245.5 million in 2005.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Retail service	$2,087,092	$1,836,279
Inbound roaming	117,895	107,842
Long-distance and other service revenues	177,760	145,111
Service Revenues	$2,382,747	$2,089,232
Equipment sales	188,289	156,294
	$2,571,036	$2,245,526

Service revenues increased $293.5 million, or 14%, to $2,382.7 million in 2006 from $2,089.2 million in 2005. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase in service revenues was primarily due to growth in the customer base, which increased to 5,729,000 in 2006 from 5,303,000 in 2005, and higher monthly service revenue per customer, which averaged $46.92 in the first nine months of 2006 compared to $45.02 in the first nine months of 2005. See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $250.8 million, or 14%, to $2,087.1 million in 2006 from $1,836.3 million in 2005. Growth in U.S. Cellular’s customer base and an increase in average monthly retail service revenue per customer were the primary reasons for the increase in retail service revenues. Average monthly retail service revenue per customer increased 4% to $41.10 in 2006 from $39.57 in 2005, reflecting growth in average minutes of use per customer and higher revenues from data products and services.

The number of customers increased 8% to 5,729,000 at September 30, 2006, from 5,303,000 at September 30, 2005. The increase in the average number of customers was primarily driven by the addition of approximately 349,000 net new customers that U.S. Cellular generated from its marketing (including reseller) channels over the last twelve months. U.S. Cellular anticipates that the percentage growth in its customer base will be lower in the future, primarily as a result of increased competition and higher penetration in its markets. However, as U.S. Cellular expands its operations in its recently acquired and launched markets in future years, it anticipates adding customers and revenues in those markets.

Monthly retail minutes of use per customer increased 12% to 691 in 2006 from 617 in 2005. The increase in monthly retail minutes of use was driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of the increase in average monthly retail minutes of use was offset in part by a decrease in average revenue per minute of use in 2006 compared to 2005. The decrease in average revenue per minute of use reflects the effects of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans. Additionally, the percentage of U.S. Cellular’s customer base represented by prepaid and reseller customers, which generate less revenue per customer on average than postpay customers, increased from 15.6% at September 30, 2005 to 15.9% at September, 30 2006. U.S. Cellular has seen stabilization in its average revenue per minute of use during 2006 but does anticipate that it could decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services increased to $147.8 million in 2006 from $92.3 million in 2005 as U.S. Cellular continued to enhance its easyedgeSM products and introduce new offerings such as Speedtalk SM, a push-to-talk service, and Blackberry® handsets and services.

Inbound roaming revenues increased $10.1 million, or 9%, to $117.9 million in 2006 from $107.8 million in 2005. The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers throughout the wireless industry. The decline in roaming revenue per minute of use was due primarily to the general downward trend in negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use might continue to grow over the next few years, reflecting continuing industry-wide growth in customers, but that the rate of growth will decline due to higher penetration of the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per roaming minute of use may be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $32.7 million, or 22%, to $177.8 million in 2006 from $145.1 million in 2005. The increase reflected an $8.8 million increase in long-distance revenues and a $23.9 million increase in other service revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other service revenues was primarily due to an increase of $6.5 million in tower rental revenues, driven by an increase in the number of tower space lease agreements in effect, and by an increase of $15.7 million in the amount of funds received from the federal Universal Service Fund (“USF”). In the first nine months of 2006 and 2005, U.S. Cellular was eligible to receive eligible telecommunication carrier funds in seven and five states, respectively.

Equipment sales revenues increased $32.0 million, or 20%, to $188.3 million in 2006 from $156.3 million in 2005. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2006 was driven by increases in both average revenue per handset sold and the number of handsets sold to customers and agents. Average revenue per handset sold increased 5% in 2006 primarily due to changes in both the mix of handsets sold and promotional discounts. The number of handsets sold increased 15% in 2006, partly due to sales of handsets to existing customers to replace non-GPS enabled handsets. The number of customers added to U.S. Cellular’s customer base through its marketing distribution channels (“gross customer additions”), which is a key driver of equipment sales revenues, increased 2% in 2006.

Operating Expenses increased $264.3 million, or 13%, to $2,344.8 million in 2006 from $2,080.5 million in 2005. The major components of operating expenses are shown in the table below.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$468,980	$446,278
Cost of equipment sold	417,489	374,882
Selling, general and administrative	1,028,865	877,116
Depreciation, amortization and accretion	429,451	382,244
	$2,344,785	$2,080,520

System operations expenses (excluding depreciation, amortization and accretion) increased $22.7 million, or 5%, to $469.0 million in 2006 from $446.3 million in 2005. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $27.3 million, or 17%, primarily due to a 10% increase in full-time engineering employee equivalents and an 11% increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites increased to 5,726 in 2006 from 5,149 in 2005, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets by acquisitions and by launching operations in new markets;

•                  the cost of network usage on U.S. Cellular’s systems increased $13.8 million, or 8%, as total minutes used on U.S. Cellular’s systems increased 28% in 2006 compared to 2005, offset by the ongoing reduction in the per-minute cost of usage on U.S. Cellular’s network; and

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $18.4 million, or 15%, primarily due to a reduction in roaming rates negotiated with other carriers and the elimination of roaming expenses incurred in previous periods when U.S. Cellular customers traveled into markets recently launched and now operated by U.S. Cellular.

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

Cost of equipment sold increased $42.6 million, or 11%, to $417.5 million in 2006 from $374.9 million in 2005. The increase was due primarily to an increase in the number of handsets sold (15%), as discussed above. The effect of the increase in the number of handsets sold was partially offset by a decrease in the average cost per handset sold (4%), which reflected changes in both the mix of handsets sold and vendor discounts.

Selling, general and administrative expenses increased $151.8 million, or 17%, to $1,028.9 million in 2006 from $877.1 million in 2005. Selling, general and administrative expenses primarily consist of salaries, commissions and other expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2006 is primarily due to higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the 8% increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $47.3 million increase in expenses related to sales employees and agents. The increase in sales employee-related expenses was driven by an 11% increase in full-time sales employee equivalents; new employees were added primarily in the newly acquired and recently launched markets. In addition, initiatives focused on providing wireless GPS enabled handsets to customers who did not previously have such handsets, contributed to higher sales employee-related and agent-related commissions;

•                  a $26.4 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  a $34.4 million increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices, primarily due to the 8% increase in the customer base;

•                  a $18.4 million increase in bad debt expense, reflecting both higher revenues and higher bad debts experience as a percent of revenues;

•                  a $9.5 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  an $10.4 million increase in stock-based compensation expense primarily due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment”, as of January 1, 2006; and

•                  a $5.4 million increase in expenses related to universal service fund contributions and other regulatory fees and taxes. Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers.

Sales and marketing cost per gross customer addition increased 5% to $467 in 2006 from $445 in 2005, primarily due to increased agent-related expenses, employee-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets. Management uses the sales and marketing cost per gross customer addition measurement to assess the cost of acquiring customers and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations. The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers(1)	$448,315	$388,863
Cost of equipment sold to new customers (2)	297,533	283,078
Less equipment sales revenues from new customers (3)	(211,167)	(172,822)
Total costs	$534,681	$499,119
Gross customer additions (000s) (4)	1,146	1,121
Sales and marketing cost per gross customer addition	$467	$445

(1)                      Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$1,028,865	$877,116
Less expenses related to serving and retaining customers	(580,550)	(488,253)
Selling, general and administrative expenses related to the acquisition of new customers	$448,315	$388,863

(2)                      Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$417,489	$374,882
Less cost of equipment sold related to the retention of current customers	(119,956)	(91,804)
Cost of equipment sold to new customers	$297,533	$283,078

(3)                      Equipment sales revenues from new customers is reconciled to equipment sales revenues as follows:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)

Equipment sales revenues as reported	$188,289	$156,294
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(40,398)	(21,272)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	63,276	37,800
Equipment sales revenues from new customers	$211,167	$172,822

(4)                      Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing current U.S. Cellular customers (“net customer retention costs”), increased 11% to $14.25 in 2006 from $12.86 in 2005, primarily due to the increase in employee-related expenses associated with serving and retaining customers. Also, in 2006, U.S. Cellular increased spending on retention activities that are focused on providing wireless GPS enabled handsets to customers who did not previously have such handsets.

U.S. Cellular uses this monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$1,028,865	$877,116
Less selling, general and administrative expenses related to the acquisition of new customers	(448,315)	(388,863)
Add cost of equipment sold related to the retention of current customers	119,956	91,804
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(40,398)	(21,272)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	63,276	37,800
Net cost of serving and retaining customers	$723,384	$596,585
Divided by average customers during period (000s) (2)	5,642	5,156
Divided by nine months in each period	9	9
Average monthly general and administrative expenses per customer	$14.25	$12.86

(1)                      These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)                      The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $47.3 million, or 12%, to $429.5 million in 2006 from $382.2 million in 2005. The majority of the increase reflects higher depreciation expense of $35.2 million due to higher fixed assets; average fixed assets for the nine months ended September 30, 2006 increased 13% as compared to the same period in the prior year. The increase in fixed assets in 2006 resulted from the following factors:

•                  the addition of 577 cell sites to U.S. Cellular’s network since September 30, 2005, including both those built to improve coverage and capacity in U.S. Cellular’s existing service areas and those built in areas where U.S. Cellular has recently launched service; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2006, depreciation expense included charges of $12.2 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale. In 2005, depreciation expense included charges of $16.8 million related to such disposals, trade-ins and write-offs.

Operating Income

Operating income increased $61.3 million, or 37%, to $226.3 million in 2006 from $165.0 million in 2005. The operating income margin (as a percent of service revenues) was 9.5% in 2006 and 7.9% in 2005. The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses, as a result of the factors which are described in detail in Operating Revenues and Operating Expenses above.

U.S. Cellular expects the above factors to continue to have an effect on operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other factors that might impact U.S. Cellular’s operating results, could cause operating income and operating income margin to fluctuate over the next several quarters.

The following are estimates of full-year 2006 service revenues; depreciation, amortization and accretion expenses; and operating income. Such estimates are based on U.S. Cellular’s currently owned and operated markets. The following estimates were updated by U.S. Cellular on November 6, 2006 and continue to represent U.S. Cellular’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

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

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 24,600 or 2%, since September 30, 2005 to 1,205,000. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 752,100 equivalent access lines at September 30, 2006, a 2% (17,300 equivalent access lines) increase from 734,800 equivalent access lines at September 30, 2005.

TDS Telecom’s competitive local exchange carrier subsidiary served 452,900 equivalent access lines at September 30, 2006, a 2% (7,300 equivalent access lines) increase from 445,600 equivalent access lines served at September 30, 2005.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$485,228	$494,791
Operating Expenses	379,854	367,258
Operating Income	105,374	127,533

Competitive Local Exchange Carrier Operations
Operating Revenues	176,599	179,212
Operating Expenses	179,016	188,123
Operating Income (Loss)	(2,417)	(8,911)

Intercompany revenue elimination	(4,186)	(3,864)
Intercompany expense elimination	(4,186)	(3,864)

TDS Telecom Operating Income	$102,957	$118,622

TDS Telecom operating expenses include a $5.7 million increase in stock-based compensation expense primarily due to the implementation of SFAS 123(R) as of January 1, 2006.

Operating Income decreased $15.6 million, or 13%, to $103.0 million in the nine months ended September 30, 2006 from $118.6 million in 2005.

The following estimates were updated by TDS Telecom on November 6, 2006 and continue to represent TDS Telecom’s views as of the date of filing this Form 10-Q based on current facts and circumstances. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS Telecom undertakes no legal duty to update such information whether as a result of new information, future events or otherwise.

	2006 Estimated Results	2005 Actual Results
Incumbent Local Exchange Operations:
Revenues	$645-655 million	$669.7 million
Depreciation and amortization expenses	$135 million	$135.2 million
Operating income	Approx. $135 million	$168.9 million

Competitive Local Exchange Operations:
Revenues	$230-240 million	$239.3 million
Depreciation and amortization expenses	$25 million	$30.4 million
Operating income (loss)	Approx. $(5) million	$(8.2) million

Incumbent Local Exchange Carrier Operations

Operating Revenues decreased $9.6 million, or 2%, to $485.2 million in the nine months ended September 30, 2006 from $494.8 million in 2005.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)

Local service	$151,058	$150,200
Network access and long distance	266,994	275,452
Miscellaneous	67,176	69,139
	$485,228	$494,791

Local service revenues increased $0.9 million, or less than 1%, to $151.1 million in 2006 from $150.2 million in 2005. Revenue increases from advanced calling services and interconnection more than offset the revenue decrease from physical access line losses. Physical access lines decreased 3%, from September 30, 2005 to September 30, 2006. Of this decline, 36% was from second line disconnections, which was significantly influenced by customers converting to digital subscriber line service.

Network access and long distance revenues decreased $8.5 million, or 3%, to $267.0 million in 2006 from $275.5 million in 2005. Revenues from long distance service increased $5.0 million in 2006 reflecting an increase in long distance customers. As of September 30, 2006, TDS Telecom incumbent local exchange carrier operations were providing long distance service to 335,100 access lines compared to 316,100 access lines at September 30, 2005. Revenue generated from network usage, including compensation from state and national revenue pools, decreased $13.5 million, primarily due to a 4% decrease in access minutes of use, a decrease in revenues resulting from revenue disputes with interchange carriers and lower average access rates in 2006.

Miscellaneous revenues from Internet, digital subscriber line and other non-regulated lines of business decreased $1.9 million or 3%, to $67.2 million in 2006 from $69.1 million in 2005. Digital subscriber line revenues increased 46%, but were offset by decreases in dial-up Internet, digital broadcast service, and other non-regulated services revenues. Additionally, bundled service discounts increased in the first nine months of 2006 as compared to 2005. As of September 30, 2006, TDS Telecom incumbent local exchange carrier operations were providing dial-up Internet service and digital subscriber line service to 82,200 and 94,100 customers, respectively, as compared to 89,700 Internet customers and 60,300 digital subscriber line service customers as of September 30, 2005.

Operating Expenses increased by $12.6 million, or 3%, to $379.9 million in 2006 from $367.3 million in 2005, primarily reflecting a $4.8 million increase in stock based compensation expense due mainly to the implementation of SFAS 123(R) as of January 1, 2006, and an increase in the cost of services and products.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation, amortization and accretion included below)	$141,833	$129,006
Selling, general and administrative expense	137,436	137,087
Depreciation, accretion and amortization	100,585	101,165
	$379,854	$367,258

Cost of services and products increased $12.8 million or 10%, to $141.8 million in 2006 from $129.0 million in 2005. Increases in line charges and circuit expense and other related cost of goods sold associated with growth in digital subscriber line customers resulted in $3.1 million of expense increases. Growth in long distance customers combined with increased usage stimulated by call plans increased expense $3.7 million. The remainder of the increase was driven by increased labor and contractor charges.

Selling, general and administrative expenses increased by $0.3 million or less than 1%, to $137.4 million from $137.1 million in 2005.  Stock based compensation expense increased $4.2 million primarily due to the implementation of SFAS 123(R) as of January 1, 2006 offset by decreases achieved through cost containment programs.

Depreciation, accretion and amortization expenses decreased $0.6 million, or less than 1%, to $100.6 million in 2006 from $101.2 million in 2005 primarily due to certain asset categories becoming fully depreciated.

Operating Income decreased $22.1 million, or 17%, to $105.4 million in 2006 from $127.5 million in 2005 primarily as a result of the decrease in network access revenues, the implementation of SFAS 123(R) as of January 1, 2006 and the increase in cost of services and products, all discussed above.

Competitive Local Exchange Carrier Operations

Operating Revenues (revenue from the provision of local and long distance telephone service and data services) decreased $2.6 million, or 1%, to $176.6 million from $179.2 million in 2005.

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Operating Revenues	$176,599	$179,212

Retail revenues decreased $0.7 million to $161.1 million in 2006 from $161.8 million in 2005. A 3% growth in access lines increased revenues by $5.4 million. This increase was more than offset by lower average revenue per customer resulting from competitive pressures on voice and data product pricing.

Wholesale revenues, which represent charges to other carriers, decreased $1.9 million to $15.5 million in 2006 from $17.4 million in 2005 primarily due to lower average access rates and an increase in revenue disputes with interexchange carriers.

Operating Expenses decreased $9.1 million, or 5%, to $179.0 million in 2006 from $188.1 million in 2005.

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$93,481	$94,677
Selling, general and administrative expense	67,005	71,623
Depreciation, amortization and accretion	18,530	21,823
	$179,016	$188,123

Cost of services and products decreased $1.2 million, or 1%, to $93.5 million in 2006 from $94.7 million in 2005. In the first quarter of 2006, the Competitive Local Exchange Carrier (“CLEC”) recognized a $2.9 million settlement from an inter-exchange carrier related to pricing of certain services offered by the carrier. This was partially offset by a $1.7 million increase in expense for the nine month period due to access line growth.

Selling, general and administrative expenses decreased $4.6 million, or 6%, to $67.0 million in 2006 from $71.6 million in 2005. Costs to sell and service the customer base have decreased as a result of changes in the mix of targeted customers and consolidation of customer service and provisioning functions.

Depreciation and amortization expenses decreased $3.3 million, or 15%, to $18.5 million in 2006 from $21.8 million in 2005 primarily due to certain assets becoming fully depreciated.

Operating Loss decreased $6.5 million to $2.4 million in 2006 from $8.9 million in 2005, reflecting the decrease in operating expenses discussed above.

Incumbent and competitive local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation, and new technologies such as Voice over Internet Protocol. Despite these challenges, TDS Telecom has successfully increased equivalent access line levels while maintaining excellent customer satisfaction.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Operating Revenues increased $84.2 million, or 8%, to $1,112.1 million during the third quarter of 2006 from $1,027.9 million in 2005 for reasons generally the same as the first nine months.

U.S. Cellular Operating Revenues

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Retail service	$714,270	$635,111
Inbound roaming	43,806	42,654
Long-distance and other service revenues	63,744	51,240
Service Revenues	$821,820	$729,005
Equipment sales	66,703	66,095
	$888,523	$795,100

Retail service revenues increased $79.2 million, or 12%, to 714.3 million in the third quarter of 2006 from $635.1 million in the third quarter of 2005, primarily due to growth in U.S. Cellular’s customer base (8%) and average monthly retail service revenues per customer (4%).  Revenues from data products and services increased 74% to $56.7 million in 2006 from $32.5 million in 2005.  Average monthly retail service revenue per customer increased to $41.65 in 2006 from $40.22 in 2005, reflecting an increase in monthly retail minutes of use per customer, to 725 in 2006 from 639 in 2005, offset by a decrease in average revenue per minute of use.

Inbound roaming revenues increased $1.1 million, or 3%, to $43.8 million in the third quarter of 2006 from $42.7 million in the third quarter of 2005. The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use.

Long-distance and other service revenues increased $12.5 million, or 24%, to $63.7 million in the third quarter of 2006 from $51.2 million in the third quarter of 2005. The increase primarily reflected a $2.4 million increase in long-distance revenues, a $2.2 million increase in rental revenues from other wireless carriers which lease space on U.S. Cellular’s towers and a $6.6 million increase in the amount of USF funds received.

Equipment sales revenues increased $0.6 million, or 1%, to $66.7 million in the third quarter of 2006 from $66.1 million in the third quarter of 2005. The increase in equipment sales revenues in 2006 was driven by an increase in the number of handsets sold to customers and agents, which was partially offset by a decrease in average revenue per handset. The number of handsets sold increased by 8% in 2006, partly due to sales of handsets to existing customers to replace non-GPS enabled handsets.

TDS Telecom Operating Revenues

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$50,327	$50,477
Network access and long distance	89,016	94,139
Miscellaneous	22,899	23,953
	$162,242	$168,569
Competitive Local Exchange Carrier Operations	59,370	60,299
Intercompany revenue elimination	(1,264)	(1,126)
TDS Telecom Operating Revenues	$220,348	$227,742

TDS Telecom operating revenues decreased $7.4 million, or 3%, to $220.3 million during the third quarter of 2006 from $227.7 million in 2005. Incumbent local exchange carrier revenues decreased $6.4 million, or 4%, primarily due to lower average network access rates and a decline in dial-up Internet customers, partially offset by an increase in digital subscriber lines and long distance customers. Competitive local exchange carrier revenues decreased $0.9 million primarily due to lower average rates on retail and wholesale services, partially offset by an increase in access lines.

Operating Expenses increased $78.2 million, or 8%, to $1,001.7 million during the third quarter of 2006 from $923.5 million in 2005 for reasons generally the same as the first nine months.

U.S. Cellular Operating Expenses

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
System operations (excluding depreciation,
amortization and accretion included below)	$165,107	$159,335
Cost of equipment sold	140,757	130,823
Selling, general and administrative	358,392	313,374
Depreciation, amortization and accretion	146,940	128,238
	$811,196	$731,770

System operations expenses (excluding depreciation, amortization and accretion) increased $5.8 million, or 4%, to $165.1 million in the third quarter of 2006 from $159.3 million in the third quarter of 2005. Cost of usage on U.S. Cellular’s systems increased $3.7 million and maintenance of cell sites increased $8.9 million. These factors were offset by a $6.8 million decline in net outbound roaming expense due to a reduction in roaming rates negotiated with other carriers.

Cost of equipment sold increased $10.0 million, or 8%, to $140.8 million in the third quarter of 2006 from $130.8 million in the third quarter of 2005. The increase was due primarily to an increase in the number of handsets sold (8%), as discussed above.

Selling, general and administrative expenses increased $45.0 million, or 14%, to $358.4 million in the third quarter of 2006 from $313.4 million in the third quarter of 2005. The increase reflects higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base (8%). Key components of the increase in selling, general and administrative expenses were as follows:

•                  an $11.8 million increase in expenses related to sales employees and agents. The increase in sales employee-related expenses reflected a 5% increase in full-time sales employee equivalents; new employees were added primarily in the newly acquired and recently launched markets. In addition, increased spending for customer retention activities, including initiatives focused on providing wireless GPS enabled handsets to customers who did not previously have such handsets, contributed to higher sales employee-related and agent-related costs;

•                  a $2.7 million increase in advertising expenses related to marketing of the U.S. Cellular brand in newly acquired and launched markets as well as increases in spending for specific direct marketing, segment marketing, product advertising and sponsorship programs;

•                  a $16.9 million increase in expenses related to the operations of U.S. Cellular’s regional support offices and customer care centers, primarily due to the 8% increase in the customer base;

•                  a $9.7 million increase in bad debt expense reflecting both higher revenues and higher bad debts experience as a percent of sales;

•                  a $3.4 million increase in stock-based compensation expense primarily due to the implementation of SFAS 123(R) as of January 1, 2006.

Sales and marketing cost per gross customer addition increased to $496 in the third quarter of 2006 from $491 in the same period of 2005, primarily due to increased employee-related and agent-related expenses and advertising expenses, partially offset by reduced losses on sales of handsets. Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$154,079	$144,202
Cost of equipment sold to new customers (2)	101,409	99,119
Less equipment sales revenues from new customers (3)	(74,442)	(69,125)
Total costs	$181,046	$174,196
Gross customer additions (000s) (4)	365	355
Sales and marketing cost per gross customer addition	$496	$491

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$358,392	$313,374
Less expenses related to serving and retaining customers	(204,313)	(169,172)
Selling, general and administrative expenses related to the acquisition of new customers	$154,079	$144,202

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)

Cost of equipment sold as reported	$140,757	$130,823
Less cost of equipment sold related to the retention of current customers	(39,348)	(31,704)
Cost of equipment sold to new customers	$101,409	$99,119

(3)          Equipment sales revenues from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)

Equipment sales revenues as reported	$66,703	$66,095
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(13,530)	(9,169)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	21,269	12,199
Equipment sales revenues from new customers	$74,442	$69,125

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 14% to $14.66 in the third quarter of 2006 from $12.91 in the third quarter of 2005, primarily due to the increase in employee-related expenses associated with serving and retaining customers. Also, in the third quarter of 2006, U.S. Cellular continued to focus on retention activities related to providing GPS-enabled handsets to customers who did not previously have such handsets. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$358,392	$313,374
Less selling, general and administrative expenses related to the acquisition of new customers	(154,079)	(144,202)
Add cost of equipment sold related to the retention of current customers	39,348	31,704
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(13,530)	(9,169)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	21,269	12,199

Net cost of serving and retaining customers	$251,400	$203,906
Divided by average customers during period (000s) (2)	5,716	5,264
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$14.66	$12.91

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $18.7 million, or 15%, to $146.9 million in the third quarter of 2006 from $128.2 million in the third quarter of 2005. The majority of the increase reflects higher fixed assets; average fixed asset balances for the third quarter of 2006 increased 13% compared to the same period in the prior year. Such increased fixed assets balances resulted, to a large degree, from the addition of 577 cell sites to U.S. Cellular’s network since September 30, 2005.

In the third quarter of 2006, depreciation expense included charges of $6.1 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale. In the third quarter of 2005, depreciation expense included charges of $5.7 million related to such disposals, trade-ins and write-offs.

TDS Telecom Operating Expenses

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations (ILEC)
Cost of services and products (exclusive of depreciation and amortization included below)	$48,275	$45,716
Selling, general and administrative expense	46,251	45,722
Depreciation, amortization and accretion	33,757	33,319
	128,283	124,757
Competitive Local Exchange Carrier Operations (CLEC)
Cost of services and products (exclusive of depreciation, amortization and accretion included below)	31,662	32,466
Selling, general and administrative expense	21,855	24,063
Depreciation, amortization and accretion	5,871	6,998
	59,388	63,527
Intercompany expense elimination	(1,264)	(1,126)
TDS Telecom Operating Expenses	$186,407	$187,158

TDS Telecom operating expenses decreased $0.8 million, or less than 1%, to $186.4 million in 2006 from $187.2 million in 2005. ILEC operating expenses increased $3.5 million, of which $3.2 million was due to the increase in stock based compensation expense primarily due to the implementation of SFAS 123(R) as of January 1, 2006. Expenses from CLEC operations decreased $4.1 million in 2006 primarily as a result of changes in the mix of targeted customers and the consolidation of customer service and provisioning functions. Additionally, lower depreciation due to certain assets becoming fully depreciated contributed to the lower CLEC operating expenses.

TDS Operating Income increased $5.9 million, or 6%, to $110.4 million in the three months ended September 30, 2006 from $104.5 million in 2005. U.S. Cellular’s operating income increased $14.0 million while TDS Telecom’s operating income decreased $6.6 million.

Investment and Other Income (Expense) totaled $11.3 million in 2006 and $(29.5) million in 2005.

Equity in earnings of unconsolidated entities increased $6.4 million, or 36%, to $24.1 million in 2006 from $17.7 million in 2005. Equity in earnings of unconsolidated entities represents TDS’s share of income from markets in which it has a minority interest and that are accounted for by the equity method. TDS’s investment in the Los Angeles SMSA Limited Partnership contributed $16.0 million and $12.7 million to equity in earnings of unconsolidated entities for the three months ended September 30, 2006 and 2005, respectively.

Interest and dividend income increased $2.1 million, or 15%, to $16.3 million in 2006 from $14.2 million in 2005 primarily due to higher average rates of interest earned on investments in 2006 than 2005.

Interest (expense) increased $5.5 million, or 10%, to $59.4 million in 2006 from $53.9 million in 2005 for reasons generally the same as for the first nine months.

Fair value adjustment of derivative instruments totaled a gain of $34.6 million in 2006 and a loss of $4.4 million in 2005.  Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The changes in fair value of the embedded collars during cash flow hedge designation are recorded to other comprehensive income. When the collars were de-designated in the cash flow hedge, subsequent changes in fair value are recognized in the consolidated statement of operations, along with the related income tax effects.  The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities will result in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated an unrealized gain of $0.2 million in 2006 and an unrealized gain of $0.2 million in 2005.

Other expense, net totaled $4.3 million in 2006 and $3.2 million in 2005. In the third quarter of 2005, TDS incurred $2.9 million of expenses from the Special Common Share Proposal and the stock dividend.

Income Tax Expense increased $6.2 million to $35.7 million in 2006 from $29.5 million in 2005 primarily due to higher pretax income partially offset by a lower effective tax rate. The effective tax rate was 29.3% in 2006 and 39.4% in 2005. For further analysis and discussion of TDS’s effective income tax rates in the third quarters of 2006 and 2005, see Note 4 - Income Taxes of Notes of Consolidated Financial Statements included in Item 1 above.

Minority Share of (Income) totaled $(10.8) million in 2006 compared to $(7.2) million in the third quarter of 2005.

	Three Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(6,742)	$(4,380)
Minority Shareholders’ or Partners’	(4,006)	(2,726)
	(10,748)	(7,106)
Other	(8)	(68)
	$(10,756)	$(7,174)

Income from Continuing Operations totaled $75.2 million, or $0.64 per diluted share, in 2006 compared to $38.3 million, or $0.33 per diluted share, in 2005.

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

Net Income Available to Common totaled $75.2 million, or $0.64 per diluted share, in 2006, compared to $38.6 million, or $0.33 per diluted share, in 2005.

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

In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition, disclosure and measurement provisions of SFAS 158 are effective for TDS as of December 31, 2006 on a prospective basis.

The Company anticipates that the after-tax effect on the December 31, 2006 financial statements will be to increase liabilities and reduce stockholder’s equity by approximately $11.4 million. The actual effects will change based on refined analysis and actual measurement date assumptions as of December 31, 2006. The Company does not anticipate any other significant impact from the adoption of SFAS 158.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
(“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for TDS’s 2008 quarterly and annual financial statements however, earlier application is encouraged. TDS is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

The FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109” (“FIN 48”) in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and changes how tax positions are recognized and measured and how uncertainties related to income tax positions are disclosed. It provides guidance on recognition, derecognition and measurement of uncertain tax positions in a period subsequent to that in which a position is taken; the accounting for interest and penalties; the classification and presentation of recorded amounts; and disclosure requirements. TDS will adopt the provisions of FIN 48 effective January 1, 2007. Under FIN 48, TDS will evaluate the tax uncertainty, assess the probability of the ultimate settlement with the applicable taxing authority and record an amount based on that assessment. TDS had previously set up tax accruals, as needed, to cover its potential liability for income tax uncertainties pursuant to FASB Statement No. 5 “Accounting for Contingencies”. The FASB has issued preliminary guidance regarding ultimate settlement of tax uncertainties. This guidance, in the form of a FASB Staff Position, is not yet finalized. TDS will use the finalized guidance to determine the amount of its cumulative effect adjustment to be recorded to opening retained earnings upon adoption of FIN 48 effective January 1, 2007. TDS is currently reviewing the requirements of FIN 48 to determine the impact on its financial position or results of operations. The primary impact of FIN 48 on TDS’s existing tax accounting policies and practices will be the documentation of all tax positions rather than only tax positions that TDS considers probable of incurring a loss.

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

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$671,000	$676,148
Investing activities	(481,658)	(595,278)
Financing activities	(255,377)	(167,435)
Net increase/(decrease) in cash and cash equivalents	$(66,035)	$(86,565)

Cash Flows from Operating Activities

TDS generated substantial cash flows from operating activities during the first nine months of 2006 and 2005. Such cash flows were $669.1 million and $671.0 million, respectively. Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $755.4 million in 2006 and $711.8 million in 2005. Changes in assets and liabilities from operations required $84.4 million in 2006 and required $35.6 million in 2005, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,
	2006	2005 (As Restated)
	(Dollars in thousands)
Net income	$277,995	$456,155
Adjustments to reconcile net income to net cash provided by operating activities	477,402	255,979
Discontinued operations	—	(340)
	$755,397	$711,794
Changes in assets and liabilities	(84,397)	(35,646)
	$671,000	$676,148

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks. Cash flows for investing activities required $481.7 million in the first nine months of 2006 compared to $595.3 million in the first nine months of 2005.

Cash used for property, plant and equipment and system development totaled $516.6 million in 2006 and $465.0 million in 2005. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $421.4 million in 2006 and $379.1 million in 2005 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of office systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $73.8 million in 2006 and $60.0 million in 2005 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities. TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $11.6 million in 2006 and $18.7 million in 2005 for switching and other network facilities. Corporate and other capital expenditures totaled $9.8 million in 2006 and $7.2 million in 2005.

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

Acquisitions required $98.4 million and $126.2 million and divestitures provided $0.7 million and $0.5 million in 2006 and 2005, respectively. During the second quarter of 2006, U.S. Cellular acquired, for approximately $18.8 million in cash, the remaining ownership interest in a wireless property in Tennessee in which the Company previously owned a 16.7% interest. As of September 30, 2006, U.S. Cellular made capital contributions and advances in Barat Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, and/or its general partner of $79.9 million to provide initial funding of Barat Wireless’s participation in the FCC’s Auction 66. On October 17, 2006, U.S. Cellular made additional capital contributions and advances of $47.3 million to Barat Wireless and/or its general partner, resulting in a total of $127.2 million of advances and contributions made to Barat Wireless and/or its general partner. In 2005, Carroll Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, paid $120.9 million to the FCC to complete the payment for the licenses in which it was the winning bidder in the FCC’s Auction 58. See Acquisitions, Exchanges and Divestitures in the Liquidity and Capital Resources section below for more information on these transactions.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per ADR) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular and TDS Telecom received approximately $28.6 million and $7.6 million, respectively, in cash; this amount, representing a return of capital, was recorded as a reduction in the net carrying value of marketable equity securities in the Consolidated Balance Sheet. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs and TDS Telecom’s previous 2,700,545 Vodafone ADRs were consolidated into 2,362,976 ADRs.

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

Cash flows from financing activities required $255.4 million in the nine months ended September 30, 2006, and required $167.4 million in the same period of 2005. Redemptions of medium-term notes required $35.0 million in 2006 and $17.2 million in 2005. Cash received from short term borrowings on revolving lines of credit provided $390.0 million in 2006 while repayments required $375.0 million in 2006. Cash received from short-term borrowings provided $350.0 million in 2005 while repayments required $380.0 million in 2005. Issuances of long-term debt, consisting of $116.25 million of 6.625% notes by TDS provided proceeds of $112.8 million in 2005 after underwriting discounts. Repayments of long-term debt, including $200.0 million of 7% unsecured senior notes plus accrued interest on August 1, 2006, required $202.4 million in 2006 while repayments of long-term debt, including Rural Utilities Service (“RUS”) debt, required $241.4 million in 2005. Proceeds from re-issuances of treasury shares in connection with employee benefit plans provided $6.9 million in 2006 and $40.4 million in 2005. Dividends paid on TDS Common Shares and Preferred Shares, required $32.2 million in 2006 and $30.4 million in 2005.  Distributions to minority partners totaled $10.1 million in 2006 and $1.6 million in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, TDS generated cash flows from operating activities of $671.0 million and $676.1 million during the first nine months of 2006 and 2005, respectively. At September 30, 2006, TDS had cash and cash equivalents of $1,029.8 million. TDS believes that cash flows from operating activities, existing cash and cash equivalents and funds available from the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

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

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per ADR) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular and TDS Telecom received approximately $28.6 million and $7.6 million, respectively, in cash; this amount, representing a return of capital, was recorded as a reduction in the net carrying value of marketable equity securities in the Consolidated Balance Sheet. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs and TDS Telecom’s previous 2,700,545 Vodafone ADRs were consolidated into 2,362,976 ADRs.

Pursuant to terms of the Vodafone forward contracts, the Vodafone contract collars were adjusted and substitution payments were made as a result of the Special Distribution and the Share Consolidation. After adjustment, the collars had downside limits (floor) ranging from $17.22 to $18.37 and upside potentials (ceiling) ranging from $17.22 to $19.11. In the case of two forward contracts, subsidiaries of TDS made a dividend substitution payment in the amount of $3.2 million to the counterparties in lieu of further adjustments to the collars for such forward contracts.  The dividend substitution payments were recorded in Other expense in the Consolidated Statements of Operations.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At September 30, 2006, letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. TDS may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2006, the one-month LIBOR was 5.32% and the contractual spread was 60 basis points. If TDS provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points (the prime rate was 8.25% at September 30, 2006). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at September 30, 2006, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate (the prime rate was 8.25% at September 30, 2006).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2006, outstanding notes payable and letters of credit were $150.0 million and $0.5 million, respectively, leaving $549.5 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) rate plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2006, the one-month LIBOR was 5.32% and the contractual spread was 60 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points (the prime rate was 8.25% at September 30, 2006). This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest costs on their revolving credit facilities would increase if their credit ratings from either Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investor Service (“Moody’s”) were lowered. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. A downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. TDS’s and U.S. Cellular’s credit ratings as of the dates indicated, are as follows:

Moody’s (Issued November 10, 2005)	Baa3	— under review for possible further downgrade
Standard & Poor’s (Issued February 13, 2007)	BBB-	— on credit watch with negative implications
Fitch Ratings (Issued November 10, 2005)	BBB+	— on ratings watch negative

TDS’s and U.S. Cellular’s credit ratings may be changed at any time and such ratings should not be assumed to be accurate as of any future date.

The maturity dates of borrowings under certain of TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing.

On November 10, 2005 TDS and U.S. Cellular announced that they would restate certain financial statements, which caused TDS and U.S. Cellular to be late in certain SEC filings. The restatements and the late filings resulted in defaults under the revolving credit facilities and one line of credit facility. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and TDS and U.S. Cellular did not fail to make any scheduled payments. TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit facilities, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarterly period ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarterly period ended March 31, 2006. On October 6, 2006, TDS and U.S. Cellular received amended waivers from the lenders associated with the revolving credit facilities which extended the date by which the financial statements of TDS and U.S. Cellular, for the quarterly period ended June 30, 2006, were required to be delivered to November 8, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 was filed on August 25, 2006 and the Form 10-Q for the quarterly period ended June 30, 2006 was filed on October 10, 2006.

In addition, TDS and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under the revolving credit agreements and one line of credit agreement.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

On October 26, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB+ from A-.  The outlook was stable.  On November 7, 2006, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB from BBB+.  The ratings were placed on credit watch with negative implications.  On February 13, 2007, Standard & Poor’s Rating Services lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB.  The ratings remain on credit watch with negative implications.  The credit ratings by Moody’s Investors Service remain Baa3 — under review for possible further downgrade.  The credit ratings by Fitch remain BBB+ on ratings watch negative.

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

In addition, the late filing of this Form 10-Q and the failure to deliver such Form 10-Q to the trustees of the TDS debt indentures on a timely basis also resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and TDS believes that such non-compliance was cured upon the filing of this Form 10-Q.   In addition, the late filing of the Form 10-Q for the quarterly period ended September 30, 2006 by U.S. Cellular and the failure to deliver such Form 10-Q to the trustees of the U.S. Cellular debt indentures on a timely basis resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and U.S. Cellular believes that such non-compliance was cured upon the filing of this Form 10-Q.   Neither TDS nor U.S. Cellular has failed to make or expects to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of September 30, 2006 with all covenants and other requirements set forth in their long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

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

TDS’s investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. (See Note 23 — Subsequent Events of Notes to Consolidated Financial Statements included in Item 1 above for additional information related to TDS’s investment in Vodafone ADRs.) The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

Subsidiaries of TDS and U.S. Cellular have entered into a number of forward contracts with counterparties related to the marketable equity securities that they hold. The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. Currently, TDS and U.S. Cellular intend to settle the forward contracts by delivering shares of the respective securities. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by their subsidiaries when due. If shares are delivered in the settlement of a forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred income taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. As of September 30, 2006, such deferred income tax liabilities related to current and noncurrent marketable equity securities totaled $318.3 million and $486.4 million, respectively

The TDS VeriSign forward contracts related to 2,361,333 common shares and the forward contracts related to U.S. Cellular’s 8,964,698 Vodafone ADRs mature in May 2007. The forward contracts related to 45,492,172 Deutsche Telekom ordinary shares mature between July and September 2007. Accordingly, such VeriSign common shares, Vodafone ADRs and Deutsche Telekom ordinary shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at September 30, 2006.  TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts.

On November 10, 2005 TDS and U.S. Cellular announced that they would restate certain financial statements which caused them to be late in certain SEC filings. The restatements and late filings resulted in defaults under certain of the forward contracts. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and TDS and U.S. Cellular did not fail to make any scheduled payments. TDS and U.S. Cellular received waivers from the counterparties associated with such forward contracts, under which the counterparties agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers required the Form 10-K for the year ended December 31, 2005 to be filed by August 31, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 to be filed within 30 days after the filing of the Form 10-K for the year ended December 31, 2005 and the Form 10-Q for the quarterly period ended June 30, 2006 to be filed within 45 days after the filing of the Form 10-Q for the quarterly period ended March 31, 2006. On October 6, 2006, TDS and U.S. Cellular received amended waivers from the counterparties associated with the forward contracts which extended the date by which the financial statements of TDS and U.S. Cellular for the quarterly period ended June 30, 2006 were required to be delivered to November 8, 2006. The Form 10-K for the year ended December 31, 2005 was filed on July 28, 2006, the Form 10-Q for the quarterly period ended March 31, 2006 was filed on August 25, 2006 and the Form 10-Q for the quarterly period ended June 30, 2006 was filed on October 10, 2006.

In addition, TDS and its audit committee concluded on November 6, 2006 to restate the Consolidated Financial Statements as of and for the three years ended December 31, 2005. TDS and its audit committee also concluded that TDS would amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to restate the Consolidated Financial Statements and financial information included therewith.  The restatement resulted in defaults under certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatement. The waivers require the Form 10-K/A for the year ended December 31, 2005, the Forms 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 and the Form 10-Q for the quarterly period ended September 30, 2006 to be filed by March 14, 2007.

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

TDS Telecom’s anticipated capital spending for 2006 is currently expected to range from $125 to $135 million. The incumbent local exchange carriers are expected to spend $105 to $115 million to provide upgrades to plant and equipment and to provide enhanced services. The competitive local exchange carrier is expected to spend approximately $20 million to build switching and other network facilities to meet the needs of a growing customer base. TDS Telecom plans to finance its construction program using primarily internally generated cash.

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

As of September 30, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications. Midwest Wireless Holdings, through subsidiaries, held FCC licenses and operated certain wireless markets in southern Minnesota, northern and eastern Iowa and western Wisconsin. On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the members of Midwest Wireless Holdings. These conditions were satisfied and the closing of this agreement occurred on October 3, 2006. As a result, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance is being held in reserve and in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In addition as of September 30, 2006, U.S. Cellular owned 49% of an entity, accounted for under the equity method, which owned approximately 2.9% of Midwest Wireless Holdings. As a result of the closing of the transaction, this entity will receive cash in consideration for its interest in Midwest Wireless Holdings. Following that, this entity will be dissolved and U.S. Cellular will be entitled to receive approximately $11.8 million in cash, subject to the previously referenced discussion regarding adjustments and installments. The net aggregate carrying value of U.S. Cellular’s investments in Midwest Wireless Communications and Midwest Wireless Holdings was approximately $29.9 million at September 30, 2006.

U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to designated entities which are small businesses that have a limited amount of assets. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its designated entity discount. The balance due from Barat Wireless at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder was approximately $47.1 million and was paid on October 18, 2006. Although the bidding in Auction 66 ended on September 18, 2006, the FCC has not yet awarded the licenses to Barat Wireless, nor is there any prescribed timeframe for the FCC to review the qualifications of Barat Wireless and award the licenses.

Barat Wireless is in the process of developing its long-term business and financing plans. As of October 31, 2006, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. For financial reporting purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2006, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial reporting purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through September 30, 2006.

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

Repurchase of Securities and Dividends

TDS does not have a share repurchase program as of September 30, 2006. No TDS common shares were repurchased in the first nine months ended September 30, 2006 or 2005.

U.S. Cellular has an ongoing authorization from its Board of Directors to repurchase a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. No U.S. Cellular Common Shares were repurchased in the first nine months of 2006 or 2005.

TDS paid total dividends on its Common Shares and Preferred Shares of $32.2 million in the first nine months of 2006 and $30.4 million in 2005. TDS paid quarterly dividends per share of $0.0925 in 2006 and $0.0875 in 2005.

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

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest. Such investments totaled $243.8 million as of September 30, 2006 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements. TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000. As of September 30, 2006, TDS has recorded liabilities of $1.4 million relating to this indemnity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TDS’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in TDS’s Form 10-K/A for the year ended December 31, 2005.

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

Licenses and Goodwill

As of September 30, 2006, TDS reported $1,450.4 million of licenses and $886.4 million of goodwill, as a result of acquisitions of interests in wireless licenses and businesses, and the acquisition of operating telephone companies. Licenses include those won by Barat Wireless in FCC Auction 66 completed in September 2006 and by Carroll Wireless in the FCC Auction 58 completed in February 2005, as well as license rights that will be received when the 2003 AT&T Wireless exchange transaction is fully completed.

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

The fair value of an asset or reporting unit is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. Other valuation techniques include present value analysis, multiples of earnings or revenues or similar performance measures. The use of these techniques involves assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs or valuation methodologies could create materially different results.

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a reporting unit. For purposes of impairment testing of goodwill in 2006 and 2005, U.S. Cellular identified five reporting units pursuant to paragraph 30 of SFAS 142. The five reporting units represent five geographic groupings of FCC licenses, constituting five geographic service areas. For purposes of impairment testing of licenses in 2006 and 2005, U.S. Cellular combined its FCC licenses into five units of accounting pursuant to FASB Emerging Issues Task Force Issue 02-7, “Units of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-7”), and SFAS 142, using the same geographic groupings as its reporting units. In addition, in 2006, U.S. Cellular identified six additional geographic groupings of licenses, which, because they are currently undeveloped and not expected to generate cash flows from operating activities in the foreseeable future, are considered separate units of accounting for purposes of impairment testing.

For purposes of impairment testing of goodwill, U.S. Cellular prepares valuations of each of the five reporting units for purposes of impairment testing of goodwill. A discounted cash flow approach is used to value each of the reporting units, using value drivers and risks specific to each individual geographic region. The cash flow estimates incorporate assumptions that market participants would use in their estimates of fair value. Key assumptions made in this process are the selection of a discount rate, estimated future cash flow levels, projected capital expenditures and selection of terminal value multiples. Similarly, for purposes of impairment testing of licenses, U.S. Cellular prepares valuations (of each of five units of accounting determined pursuant to EITF 02-7) using an excess earnings methodology. This excess earnings methodology estimates the fair value of the intangible assets (FCC license units of accounting) by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill. For undeveloped licenses, U.S. Cellular prepares estimates of fair value for each unit of accounting by reference to fair market values indicated by recent auctions and market transactions.

TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies. TDS Telecom has assigned goodwill to its incumbent local exchange carrier reporting unit. This goodwill is valued using a multiple of cash flow valuation technique for purposes of goodwill impairment testing.

U.S. Cellular and TDS Telecom performed the annual testing for impairment in the second quarter of 2006 and 2005. Based on that testing, there was no impairment of licenses or goodwill either year.

Property, Plant and Equipment

U.S. Cellular’s operations and TDS Telecom’s competitive local exchange carrier provide for depreciation using the straight-line method over the estimated useful lives of the assets. TDS Telecom’s incumbent local exchange carrier operations provide for depreciation on a group basis according to depreciable rates approved by state public utility commissions. Annually, U.S. Cellular and TDS Telecom review their property, plant and equipment lives to ensure that the estimated useful lives are appropriate. The estimated useful lives of property, plant and equipment are critical accounting estimates because changing the lives of assets can result in larger or smaller charges for depreciation expense. Factors used in determining useful lives include technology changes, regulatory requirements, obsolescence and type of use. U.S. Cellular and TDS Telecom did not change the useful lives of their property, plant and equipment in the nine months ended September 30, 2006 or 2005.

TDS reviews long-lived assets for impairment at least annually or more frequently if events or circumstances indicate that the assets might be impaired. The tangible asset impairment test is a two-step process. The first step compares the carrying value of the assets with the undiscounted cash flows over the remaining asset life. If the carrying value of the assets is greater than the undiscounted cash flows, then the second step of the test is performed to measure the amount of impairment loss. The second step compares the estimated fair value of the assets to the carrying value of the assets. If the estimated fair value of the assets is less than the carrying value of the assets, an impairment loss is recognized for the difference.

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

In accordance with SFAS 144, U.S. Cellular and TDS Telecom review long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. U.S. Cellular performed impairment tests of property, plant and equipment during the second quarter of 2006 and 2005. Such impairment tests indicated that there was no impairment of property, plant and equipment in either year.

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

The embedded collars are valued using the Black-Scholes valuation model.  The inputs in the model include the stock price, strike price (differs for call options and put options), risk-free interest rate, volatility of the underlying stock, dividend yield and the term of the contracts.  Different assumptions could create materially different results.  A one percent change in the risk free interest rate could change the fair value of the embedded collars by approximately $20 million.  Changing the volatility index by one unit could change the fair value of the embedded collar by approximately $10 million.

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

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS No. 143 and FIN 47, and a regulatory liability for the costs of removal that state public utility commissions have required to be recorded for regulatory accounting purposes. The amounts recorded for regulatory accounting purposes are in addition to the amounts required to be recorded in accordance with SFAS No 143 and FIN 47. These amounts combined make up the asset retirement obligation for the incumbent local exchange carriers. The asset retirement obligation calculated in accordance with the provisions of SFAS No. 143 and FIN 47 at September 30, 2006 was $38.3 million. The regulatory liability in excess of the amounts required to be recorded in accordance with SFAS No. 143 and FIN 47 at September 30, 2006 was $62.3 million.

During the third quarter of 2006, U.S. Cellular reviewed the assumptions related to its asset retirement obligations and, as a result of the review, revised certain of those assumptions. Estimated retirement obligations for cell sites were revised to reflect higher estimated costs for removal of radio and power equipment, and estimated retirement obligations for retail stores were revised to reflect a shift to larger stores and slightly higher estimated costs for removal of fixtures.  These changes are reflected in “Revision in estimated cash flows” below.  The table below also summarizes other changes in asset retirement obligations during the nine months ended September 30, 2006 and 2005.  TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
	(Dollars in thousands)
Beginning Balance — December 31, 2005 (As Restated)	$90,224	$97,509	$2,649	$190,382
Additional liabilities accrued	5,922	3,552	186	9,660
Revision in estimated cash flows	13,415	—	—	13,415
Acquisition of assets	1,237	—	—	1,237
Disposition of assets	(112)	(513)	—	(625)
Accretion expense	5,312	26	139	5,477
Ending Balance — September 30, 2006	$115,998	$100,574	$2,974	$219,546

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

TDS’s net current deferred income tax (liability) asset totaled $(226.4) million, at September 30, 2006 and $13.4 million at December 31, 2005. The net current deferred income tax liability at September 30, 2006 primarily represents deferred income taxes on the current portion of marketable equity securities. The net current deferred income tax asset (liability) at December 31, 2005 primarily represents the deferred income tax effects of the allowance for doubtful accounts on customer accounts receivable.

TDS’s noncurrent deferred income tax assets and liabilities as of September 30, 2006 and December 31, 2005 and the underlying temporary differences are as follows:

Deferred Tax Asset – noncurrent
Net operating loss carryforwards	$75,393	$71,981
Derivative instruments	96,170	185,707
Other	42,745	45,405
	$214,308	$303,093
Less valuation allowance	(46,922)	(43,677)
Total Deferred Tax Asset	$167,386	$259,416

Deferred Tax Liability – noncurrent
Marketable equity securities	$486,363	$890,081
Property, plant and equipment	330,583	366,400
Partnership investments	98,537	107,638
Licenses/Intangibles	247,711	233,013
Total Deferred Tax Liability	$1,163,194	$1,597,132
Net Deferred Income Tax Liability	$995,808	$1,337,716

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

The deferred income tax liability relating to the current and noncurrent portions of marketable equity securities totaled $318.3 million and $486.4 million, respectively, as of September 30, 2006. The deferred income tax liability related to marketable equity securities totaled $890.1 million as of December 31, 2005. The December 31, 2005 balance of deferred income tax liability related wholly to noncurrent marketable equity securities. In 2006, $318.3 million of deferred income tax liability related to marketable equity securities was classified as current and $78.2 million of the deferred income tax asset related to derivatives was classified as current. The current deferred income tax liability and current deferred income tax asset relate to certain forward contracts which mature before October 2007. The foregoing amounts represent deferred income taxes calculated on the difference between the fair value and the tax basis of the marketable equity securities. Income taxes will be payable when TDS disposes of the marketable equity securities.

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

In June of 2006, the Internal Revenue Service commenced its audit of the 2002 — 2004 consolidated federal tax returns of TDS and subsidiaries. The audit is in its preliminary stages.

Stock-based Compensation

As a result of the adoption of a new accounting pronouncement effective January 1, 2006, TDS’s accounting policy related to stock-based compensation has changed as described below and is now a critical accounting policy due to the significant assumptions and estimates involved.

As described in more detail in Notes 2 and 3 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 above, TDS has established long-term incentive plans, employee stock purchase plans and dividend reinvestment plans, all of which are stock-based compensation plans. Prior to the first quarter of 2006, TDS accounted for share-based payments in accordance with Accounting Principles Board No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations as allowed by SFAS 123. Accordingly, prior to the first quarter of 2006, compensation cost for share-based payments was measured using the intrinsic value method as prescribed by APB 25. Under the intrinsic value method, compensation cost is measured as the amount by which the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, TDS adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. In addition, TDS applied the provisions of Staff Accounting Bulletin No. 107 Share-Based Payments (“SAB 107”), issued by the Securities and Exchange Commission in March 2005, in its adoption of SFAS 123(R). Under the modified prospective transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Upon adoption of SFAS 123(R), TDS elected to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by TDS for purposes of preparing the pro forma disclosures under SFAS 123. The variables in the model include, but are not limited to, TDS’s and/or U.S. Cellular’s expected stock price volatility over the term of the awards, expected forfeitures, time of exercise, risk-free interest rate and expected dividends. Different assumptions could create materially different results. Under the provisions of SFAS 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that are expected to ultimately vest.

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

TDS Telecom records revenues from originating and terminating access for interexchange carriers based on contracts, tariffs or operational data. Such contracts, tariffs and operational data could be subject to dispute by interexchange carriers. In April 2006, an interexchange carrier for which TDS Telecom provides both originating and terminating access asserted a claim for refund, net of counterclaims, of up to $10 million for past billed amounts for certain types of traffic. TDS Telecom has contested this claim. Disputes with interexchange carriers may take significant time to resolve and may require adjustments in future periods to amounts invoiced, accrued or paid in prior periods.

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

OTHER MATTERS

The Securities and Exchange Commission (“SEC”) Division of Corporation Finance routinely sends public companies comment letters relating to their filings with the SEC. In September 2006, TDS received a comment letter from the staff of the SEC regarding its review of the TDS 2005 annual report on Form 10-K and quarterly report on Form 10-Q for the quarterly period ended March 31, 2006. The comments principally asked TDS to provide additional information to the SEC and to make additional disclosures in its Forms 10-K and 10-Q on a prospective basis. TDS responded to the SEC’s comment letter on October 13, 2006.  By letter dated November 15, 2006, the SEC informed TDS that the SEC had completed its review of the aforementioned Form 10-K and related filings. The requested additional disclosures have been included in this quarterly report on Form 10-Q and in the amendments to the annual report on Form 10-K/A for the year ended December 31, 2005 and the quarterly reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006.

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

•                  Changes in accounting standards or changes in TDS’s accounting policies, estimates or in the assumptions underlying the accounting estimates, including those described in Application of Critical Accounting Policies and Estimates above, could have an adverse effect on TDS’s financial condition or results of operations.

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

•                  An increase in TDS’s debt in the future could subject TDS to various restrictions and higher interest costs and decrease its cash flows and earnings.

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

•      A failure to successfully remediate existing material weaknesses in internal control over financial reporting in a timely manner or the identification of additional material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or inadequate disclosures or fail to prevent fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations.

•      The restatement of financial statements by TDS and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’s credit rating, liquidity, financing arrangements, capital resources and ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect TDS’s listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of TDS’s publicly traded equity and/or debt and/or on TDS’s business, financial condition or results of operations.

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

•                  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from TDS’s forward estimates by a material amount.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to market risks due to fluctuations in interest rates and equity markets. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of September 30, 2006, TDS had not entered into any financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk — Long-Term Debt in TDS’s Form 10-K for the year ended December 31, 2005, for additional information related to required principal payments, average interest rates, and the estimated fair values of long-term debt.

In January and February of 2006, TDS redeemed $35.0 million of medium-term notes which carried an interest rate of 10%.

TDS repaid $200.0 million plus accrued interest on its 7% unsecured senior notes on August 1, 2006, using cash on-hand.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which were obtained in connection with the sale of non-strategic investments. The market value of these investments aggregated $2,403.8 million at September 30, 2006 and $2,531.7 million as of December 31, 2005, respectively. TDS’s cumulative net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $524.0 million at September 30, 2006.

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

Deferred income taxes have been provided for the difference between the financial reporting basis and the income tax basis of the marketable equity securities and derivatives. The deferred income tax liability related to marketable equity securities totaled $804.7 million as of September 30, 2006; of this amount, $318.3 million was classified as current and $486.4 million was classified as noncurrent. The deferred income tax liability related to marketable equity securities totaled $890.1 million as of December 31, 2005; the entire amount was classified as noncurrent. The deferred income tax asset related to derivatives totaled $174.4 million as of September 30, 2006; of this amount, $78.2 million was classified as current and $96.2 million was classified as noncurrent. At December 31, 2005, the deferred income tax asset related to derivatives totaled $185.7 million; the entire amount was classified as noncurrent.

The TDS VeriSign forward contracts related to 2,361,333 common shares and the forward contracts related to U.S. Cellular’s 8,964,698 Vodafone ADRs mature in May 2007. The forward contracts related to 45,492,172 Deutsche Telekom ordinary shares mature between July and September 2007. Accordingly, such VeriSign common shares, Vodafone ADRs and Deutsche Telekom ordinary shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheets at September 30, 2006.

The following table summarizes certain details related to the contracted securities as of September 30, 2006.

		Collar(1)
		Downside	Upside	Loan
		Limit	Potential	Amount
Security	Shares	(Floor)	(Ceiling)	(000s)
VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone (2)	11,327,674	$17.22-$18.37	$17.22-$19.11	201,038
Deutsche Telekom	131,461,861	$10.74-$12.41	$13.04-$15.69	1,532,257
				1,754,114
Unamortized debt discount				33,087
				$1,721,027	(3)

(1)          The per share amounts represent the range of floor and ceiling prices of all securities monetized.

(2)          U.S. Cellular owned 10.2 million and TDS Telecom owned 2.7 million Vodafone American Depositary Receipts as of September 30, 2006. See “LIQUIDITY AND CAPITAL RESOURCES” above for a discussion of the Special Distribution and Share Consolidation related to the Vodafone ADRs that was effected on July 28, 2006. As a result of the Share Consolidation, the aggregate number of shares underlying ADRs was reduced from 12,945,915 to 11,327,674. The collars also were adjusted as a result of the Special Distribution and Share Consolidation.

(3)          A total of $697.0 million is included in current liabilities in the caption “Forward contracts” and $1,024.0 million is included in Long-Term Debt in the caption “Forward Contracts”.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at September 30, 2006, using the Black-Scholes model assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%. The table presents hypothetical information as required by SEC rules. Such information should not be inferred to suggest that TDS has any intention of selling any marketable equity securities or canceling any derivative instruments.

	Valuation of investments assuming			September 30,	Valuation of investments assuming
	indicated decrease			2006	indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
	(Dollars in millions)
Marketable Equity Securities	$1,682.7	$1,923.0	$2,163.4	$2,403.8	$2,644.2	$2,884.6	$3,124.9
Derivative Instruments (1)	$139.5	$(32.2)	$(232.9)	$(422.2)	$(636.1)	$(859.1)	$(1,088.7)

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that TDS’s disclosure controls and procedures were not effective as of September 30, 2006, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of September 30, 2006, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005, which continued to exist as of September 30, 2006:

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

3.               TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, TDS did not have effective controls designed and in place to accurately calculate income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006 as well as adjustments, including audit adjustments, to the 2006 and 2005 third quarter interim consolidated financial statements and the 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Prior to the identification of the material weaknesses described above, TDS had begun the following processes to enhance its internal control over financial reporting:

•                  Focus on Fundamentals

o                 This program, initiated in the second quarter 2004, was a self-assessment of TDS’s policies and processes surrounding reporting and financial analysis, internal controls, and implementation of new accounting pronouncements.

•                  Controller Review Committee

o                 The Controller Review Committee was formed in the fourth quarter of 2004 and consists of TDS’s Corporate Controller and Assistant Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Chief Financial Officer. The Committee meets regularly to discuss accounting treatment for current, unusual or nonrecurring matters. In addition, the Committee engaged external consultants to provide technical accounting training related to current accounting developments on a quarterly basis.

•                  Enhancements and additions to technical accounting personnel

o                 TDS — a Vice President and Assistant Corporate Controller was hired in the second quarter of 2005; a Manager, Accounting and Reporting was added in the second quarter of 2005 and a Manager, External Reporting was added in the third quarter of 2005.

o                 U.S. Cellular — a Vice President and Controller was hired in the second quarter of 2005 and was designated as U.S. Cellular’s principal accounting officer in the third quarter of 2005; a Director, Operations Accounting was hired in the second quarter of 2005 and a Manager, Accounting Policy was added in the first quarter of 2005.

TDS believes the above changes have improved its internal control over financial reporting.

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve and increase automation of financial reporting and other finance functions. Management will devote significant time and resources to the remediation effort. Management’s remediation plans include the following:

•                  Review of Existing Internal Control Over Financial Reporting — TDS has engaged external consultants to assist in reviewing its existing internal control over financial reporting with the intent of improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures as well as communication thereof. In addition, management has currently enhanced controls related to certain of the items that resulted in the restatement of TDS’s interim and annual consolidated financial statements as discussed above.

•                  Training — Management has engaged external consultants to assist TDS in developing and implementing a training program specific to the needs of accounting personnel.

•                  Recruiting — TDS is actively recruiting the necessary personnel to improve its internal control processes and enhance the overall level of expertise. Management is assessing both skill and resource levels in the finance organizations and is adding staffing as well as additional key director level positions to strengthen the organizations. In the second quarter of 2006, U.S. Cellular hired a new Director of Accounting Policy and Reporting. In the third quarter of 2006, TDS hired a Director of Accounting Policy and a Director of Internal Controls and Sarbanes-Oxley Compliance.

•                  Financial Infrastructure — In late 2005, the Finance Leadership Team, consisting of key finance leaders from each of TDS’s business units and Corporate headquarters, commenced a Financial Infrastructure initiative. This multi-year initiative is focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, preventive controls versus detective controls, and system-based controls versus manual controls.

•                  Income Tax Accounting — TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing a tax provisioning software which TDS believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis.

•                  Accounting for Contracts — TDS has enhanced controls related to monitoring, review and communication of contract activity. These controls include additional monitoring procedures, enhanced review processes and increased communication.

•                  Leases — In 2005, TDS began implementation of a new real estate management system. Implementation of additional system functionality and related supporting processes and procedures in 2006 will enhance controls related to the administration, accounting and reporting for leases, including controls related to the accuracy, completeness and disclosure of future minimum rental payments and the calculation of straight-line rent expense.

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

Changes in Internal Control Over Financial Reporting

Except for the addition of technical accounting personnel as discussed above, there were no changes in TDS’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting. However, as discussed immediately above, management is currently taking a number of steps to address each of the material weaknesses in internal control over financial reporting and is committed to remediating them.

Solely for purposes of updating the foregoing disclosure, the following information is provided. There were certain changes to TDS’s internal control over financial reporting subsequent to the quarter ended September 30, 2006.  These changes include the resignation of TDS’s Vice President and Assistant Controller in February 2007, and the reorganization of responsibilities as a result thereof.  Subject to such changes, TDS believes that the foregoing disclosures continue to be correct in all material respects.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005, which could materially affect TDS’s business, financial condition or future results of operations. The risks described in this Form 10-Q and in our Annual Report on Form 10-K/A may not be the only risks facing TDS. Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’s business, financial condition or results of operations. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’s Form 10-K/A for the year ended December 31, 2005, except as follows.

U.S. Cellular could be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset rules.

By an order issued in 2002, the FCC’s E-911 rules required that 100 percent of all new digital handsets sold or otherwise activated by wireless carriers, including U.S. Cellular, be Global Positioning System-capable by May 30, 2004.  The FCC’s E-911 rules also required that 95 percent of all handsets in use on U.S. Cellular’s network be GPS-capable by December 31, 2005; in December 2005, U.S. Cellular filed a request for a limited waiver of the FCC’s 95 percent requirement.  Since filing its initial waiver request, U.S. Cellular voluntarily submitted two different supplements to the waiver request that reported its progress toward meeting the 95 percent requirement.  The most recent supplement reported that as of September 30, 2006, U.S. Cellular’s overall GPS-capable handset penetration was 94.48 percent.

On January 5, 2007, the FCC released orders denying the 95 percent GPS-capable handset penetration waivers of nine wireless carriers, including U.S. Cellular (“FCC Order”).  The FCC Order denying U.S. Cellular’s handset penetration waiver imposed periodic reporting obligations on U.S. Cellular with respect to its (i) progress towards achieving the 95% penetration requirement, and (ii) receipt and disposition of phase two E-911 requests from local public safety agencies.  The FCC Order also referred this matter to the FCC’s Enforcement Bureau for possible further action, which could include the assessment of a monetary forfeiture. On January 19, 2007, as required by the FCC Order, U.S. Cellular filed a certification with the FCC confirming that its overall GPS-capable handset penetration exceeded 95 percent some time during the fourth quarter of 2006.  U.S. Cellular is currently evaluating its response to the FCC Order.  However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset penetration rule.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included because there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS common shares during the quarter covered by this Form 10-Q.

In addition, TDS did not have a share repurchase program during the quarter ended September 30, 2006.

Item 4.  Submission of Matters to a Vote of Security-Holders.

At the Annual Meeting of Shareholders of TDS, held on September 12, 2006, the following number of votes were cast for the matters indicated:

1.                  Election of Directors:

a.               For the election of eight Directors of the Company by the holders of Series A Common Shares and Preferred Shares:

Nominee	For	Withhold	Broker Non-vote
James Barr III	63,679,269	48,140	0
LeRoy T. Carlson	63,727,219	190	0
LeRoy T. Carlson, Jr.	63,727,219	190	0
Dr. Letitia G.C. Carlson	63,727,219	190	0
Walter C.D. Carlson	63,727,025	384	0
Sandra L. Helton	63,719,639	7,770	0
Donald C. Nebergall	63,727,219	190	0
George W. Off	63,727,219	190	0

b.                 For the election of four Directors of the Company by the holders of Common Shares:

Nominee	For	Withhold	Broker Non-vote
Christopher D. O’Leary	100,529,379	1,863,625	0
Mitchell H. Saranow	99,127,121	3,265,883	0
Martin L. Solomon	100,514,489	1,878,515	0
Herbert S. Wander	98,743,702	3,649,302	0

2.                  Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2006:

For	Against	Abstain	Broker Non-vote
109,732,705	1,488,261	35,512	0

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has borrowed $150 million under its Revolving Credit Facility as of September 30, 2006. The borrowings occurred throughout the first nine months of 2006. U.S. Cellular anticipates repaying such borrowings with future operating cash flows from operating activities or long-term debt financing. As of September 30, 2006, the notes range in maturity dates from 3 days to 18 days and all bear interest of 5.93%. The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread; the applicable spread is 60 basis points at September 30, 2006. The notes were used primarily to fund the general obligations of U.S. Cellular as well as funding for Barat Wireless in Auction 66.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 3.1 — Restated Bylaws, as amended as of December 4, 2006 effective January 1, 2007 are hereby incorporated by reference to Exhibit 99.5 to the TDS Form 8-K dated November 30, 2006.

Exhibit 10.0 – Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2005) is hereby incorporated by reference to Exhibit 99.1 to TDS’s Current Report on Form 8-K dated November 2, 2006.

Exhibit 10.1 — Retention Agreement between TDS and Kenneth R. Meyers dated December 4, 2006, is hereby incorporated by reference to Exhibit 99.3 to the TDS Form 8-K dated November 30, 2006.

Exhibit 10.2 — Employment Agreement and General Release between TDS and Sandra L. Helton dated November 30, 2006 and amendment thereto dated December 4, 2006 are hereby incorporated by reference to Exhibit 99.4 to the TDS Form 8-K dated November 30, 2006.

Exhibit 10.3 — TDS 2007 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and TDS dated December 5, 2006 is hereby incorporated by reference to Exhibit 10.2 to the TDS Form 8-K dated December 5, 2006.

Exhibit 10.4 — TDS 2007 Bonus Deferral Agreement between LeRoy T. Carlson and TDS dated November 10, 2006 is hereby incorporated by reference to Exhibit 10.2 to the TDS Form 8-K dated November 10, 2006.

Exhibit 10.5 – TDS 2007 Bonus Deferral Agreement between Kenneth R. Meyers and TDS dated December 6, 2006 is hereby incorporated by reference to Exhibit 99.2 to the TDS Form 8-K dated December 8, 2006.

Exhibit 10.6 — Executive Deferred Compensation Agreement — Phantom Stock Account for 2007 bonus year between John E. Rooney and U.S. Cellular dated December 13, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular Corporation’s Current Report on Form 8-K filed on December 13, 2006.

Exhibit 10.7 — Executive Deferred Compensation Agreement — Interest Account for 2007 between John E. Rooney and U.S. Cellular dated December 13, 2006 is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular Corporation’s Current Report on Form 8-K filed on December 13, 2006.

Exhibit 11 — Computation of earnings per common share is included herein as Note 8 of Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratios.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’s Form 10-K/A for the year ended December 31, 2005. Reference is made to TDS’s Form 10-K/A for the year ended December 31, 2005 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

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
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2006 Third Quarter Form 10-Q