Form 10-K
period 2006-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2007-06-19
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware.	36-2669023
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

30 North LaSalle Street, Chicago, Illinois	60602 .
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number: (312) 630-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	American Stock Exchange
Special Common Shares, $.01 par value	American Stock Exchange
7.60% Series A Notes due 2041	New York Stock Exchange
6.625% Senior Notes due 2045	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

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

As of June 30, 2006, the aggregate market values of the registrant’s Common Shares, Series A Common Shares, Special Common Shares and Preferred Shares held by non-affiliates were approximately $1.7 billion, $11.6 million, $1.0 billion and $5.4 million, respectively. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of TDS and U.S. Cellular is an affiliate. The June 30, 2006 closing price of the Common Shares was $41.40 and the Special Common Shares was $38.90, as reported by the American Stock Exchange. Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common Shares, (ii) each nonconvertible Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each convertible Preferred Share has a value equal to the value of the number of Common Shares (at $41.40 per share) and of Special Common Shares (at $38.90 per share) into which it was convertible on June 30, 2006.

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2007, is 51,937,620 Common Shares, $.01 par value, 58,402,073 Special Common Shares, $.01 par value and 6,444,364 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2006 Annual Report to Shareholders, filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2007 Annual Meeting of Shareholders filed as Exhibit 99.1 hereto, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

EXPLANATORY NOTE

TDS and its audit committee concluded on April 20, 2007, that TDS would restate its financial statements and financial information for the years ended December 31, 2005 and 2004, including quarterly information for 2006 and 2005, and certain selected financial data for 2003 and 2002.  The restatements are being reflected in this Annual Report on Form 10-K for the year ended December 31, 2006.  For a description of this restatement, see note 1, “Restatement” section of Summary of Significant Accounting Policies  in the audited consolidated financial statements included in this Annual Report on Form 10-K.

CROSS REFERENCE SHEET
AND
TABLE OF CONTENTS

		Page Number or Reference (1)
Part I
Item 1.	Business	3
Item 1A.	Risk Factors	47
Item 1B.	Unresolved Staff Comments	58
Item 2.	Properties	58
Item 3.	Legal Proceedings	58
Item 4.	Submission of Matters to a Vote of Security Holders	58
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	59	(2)
Item 6.	Selected Financial Data	59	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59	(5)
Item 8.	Financial Statements and Supplementary Data	59	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	60
Item 9B.	Other Information	64

Part III
Item 10.	Directors and Executive Officers of the Registrant	65	(7)
Item 11.	Executive Compensation	65	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65	(9)
Item 13.	Certain Relationships and Related Transactions	65	(10)
Item 14.	Principal Accountant Fees and Services	65	(11)

Part IV
Item 15.	Exhibits and Financial Statement Schedules	66

(1)                       Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2006 (“Annual Report”) and from Exhibit 99.1 hereto, which includes certain sections expected to be included in the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2007 Annual Meeting of Shareholders (“Proxy Statement”).

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

(7)                       Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

(8)                       Proxy Statement section entitled “Executive and Director Compensation.”

(9)                       Proxy Statement sections entitled “Security Ownership of Certain Beneficial Owners and Management “ and “Securities Authorized for Issuance under Equity Compensation Plans.”

(10)                 Proxy Statement sections entitled “Corporate Governance,” and “Certain Relationships and Related Transactions.”

(11)                 Proxy Statement section entitled “Fees Paid to Principal Accountants.”

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.  Business

Telephone and Data Systems, Inc. (“TDS”), is a diversified telecommunications service company with wireless telephone and wireline telephone operations. At December 31, 2006, TDS served approximately 7.0 million customers in 36 states, including 5,815,000 wireless telephone customers and 1,213,500 wireline telephone equivalent access lines. United States Cellular Corporation (“U.S. Cellular”) provided approximately 80% of TDS’s consolidated revenues and approximately 70% of consolidated operating income in 2006. TDS Telecom provided approximately 20% of consolidated revenues and approximately 30% of consolidated operating income in 2006. Suttle Straus provided less than 1% of consolidated revenues and operating income in 2006. TDS’s business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer focused telecommunications services.

TDS’s wireless operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular provides wireless telephone service to 5,815,000 customers through the operations of 201 majority-owned (“consolidated”) wireless licenses throughout the United States. Since 1985, when it began providing cellular service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover six market areas in 26 states as of December 31, 2006. Through a 2003 exchange transaction and Federal Communications Commission (“FCC”) Auction 58 (as discussed below), U.S. Cellular has rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market area, including its contiguous Midwest and Southwest market areas, which cover a total population of more than 38 million, and one other market area which covers a total population of more than nine million.

TDS conducts its wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). At December 31, 2006, TDS Telecom served 1,213,500 equivalent access lines in 30 states through its incumbent local exchange carrier and competitive local exchange carrier telephone companies. An equivalent access line is derived by converting a high capacity data line to an estimated equivalent, in terms of capacity, number of switched access lines. An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom’s strategy is to expand by offering additional lines of telecommunications products and services to existing customers and is exploring expansion of its geographic footprint by offering both existing and new products and services to new customers. TDS Telecom may also continue to make opportunistic acquisitions of operating telephone companies and related communications providers.  At December 31, 2006, TDS Telecom incumbent local exchange carriers served 757,300 equivalent access lines in 28 states.  TDS Telecom also offers services as a competitive local exchange carrier in certain mid-sized cities which are near existing TDS Telecom incumbent local exchange carrier markets. Competitive local exchange carrier is a term that depicts companies that enter the operating areas of incumbent local exchange telephone companies to offer local exchange and other telephone services. At December 31, 2006, TDS Telecom’s competitive local exchange carriers served 456,200 equivalent access lines in five states.

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

Available Information

TDS’s website is http://www.teldta.com. Anyone may access, free of charge, through the Investor Relations portion of the website the TDS annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials TDS files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330. The public may also view electronic filings of TDS by accessing SEC filings at http://www.sec.gov.

Possible U.S. Cellular Transaction

On a Current Report on Form 8-K dated February 17, 2005, TDS disclosed that it may possibly take action at some time in the future to offer and issue TDS Special Common Shares in exchange for all of the Common Shares of U.S. Cellular which are not owned by TDS (a “Possible U.S. Cellular Transaction”).

On March 5, 2007, TDS announced that it has terminated activity with respect to a Possible U.S. Cellular Transaction.

Although TDS has terminated activity with respect to a Possible U.S. Cellular Transaction at this time, TDS reserves the right to recommence activity with respect to a Possible U.S. Cellular Transaction at any time in the future. TDS may also acquire at any time in the future the Common Shares of U.S. Cellular through open market, private purchases or otherwise, or take other action to acquire some or all of the shares of U.S. Cellular not owned by TDS, although it has no present plans to do so.

U.S. Cellular Operations

TDS’s wireless operations are conducted through U.S. Cellular and its subsidiaries. U.S. Cellular provides wireless telephone service to approximately 5,815,000 customers through the operations of 201 majority-owned (“consolidated”) wireless licenses throughout the United States. Since 1985, when it began providing wireless service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover six market areas in 26 states as of December 31, 2006. Through a 2003 exchange transaction and Federal Communications Commission (“FCC”) Auction 58 (as discussed below), U.S. Cellular owns, directly and indirectly, rights to wireless licenses covering territories in two additional states and has the rights to commence service in those licensed areas in the future. The wireless licenses that U.S. Cellular currently includes in its consolidated operations cover a total population of more than one million in each market, and a total population of 55.5 million overall. The contiguous Midwest and Southwest market areas cover a total population of more than 38 million, and the Mid-Atlantic market area covers a total population of more than nine million.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering 159 cellular metropolitan statistical areas (as designated by the U.S. Office of Management and Budget and used by the Federal Communications Commission (“FCC”) in designating metropolitan cellular market areas) or rural service areas (as used by the FCC in designating non-metropolitan statistical area cellular market areas) (“cellular licenses”) and 60 personal communications service basic trading areas (designations used by the FCC in dividing the United States into personal communications service market areas). Of those interests, U.S. Cellular owns controlling interests in 141 cellular licenses and each of the 60 personal communications service basic trading areas. As of December 31, 2006, U.S. Cellular also owned rights to acquire controlling interests in 17 additional personal communications service licenses through an acquisition agreement with AT&T Wireless Services, Inc. (“AT&T Wireless”), now a subsidiary of Cingular Wireless LLC, which is now a subsidiary of AT&T Inc. (formerly SBC Communications, Inc.).

U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of these other two licensees. U.S. Cellular includes the operations of each of these two licenses in its consolidated results of operations. U.S. Cellular also manages the operations of three additional licenses in which it does not own a controlling interest, through an agreement with the controlling interest holder or holders. U.S. Cellular accounts for its interests in each of these three licenses using the equity method of accounting.

The following table summarizes the status of U.S. Cellular’s interests in wireless markets at December 31, 2006. Personal communications service markets are designated as “PCS.”

	Total	Cellular	PCS
Consolidated markets(1)	201	141	60
Consolidated markets to be acquired pursuant to existing agreements(2)	17	—	17
Minority interests accounted for using equity method(3)	12	12	—
Minority interests accounted for using cost method(4)	5	5	—
Total markets to be owned after completion of pending transactions(5)	235	158	77

(1)          U.S. Cellular owns a controlling interest in each of the 141 cellular markets and 49 personal communications service “PCS” markets it included in its consolidated markets at December 31, 2006. The remaining 11 consolidated PCS markets represent 11 licenses acquired through Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial statement purposes, pursuant to the guidelines of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities— an interpretation of ARB No. 51 (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses.

(2)          U.S. Cellular owns rights to acquire majority interests in 17 additional personal communications service licenses, resulting from an exchange transaction with AT&T Wireless which closed in August 2003. U.S. Cellular has up to five years from the transaction closing date to exercise its rights to acquire 21 licenses from AT&T Wireless. Four of the 21 licenses are in markets where U.S. Cellular currently owns personal communications service spectrum and, therefore, are not included in the number of consolidated markets to be acquired. Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets. The rights to acquire licenses from AT&T Wireless expire on August 1, 2008.

(3)          Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the equity method. U.S. Cellular’s investments in these licenses are included in Investment in unconsolidated entities in its Consolidated Balance Sheets and its proportionate share of the net income of these licenses is included in Equity in earnings of unconsolidated entities in its Consolidated Statements of Operations.

(4)          Represents cellular licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and which are accounted for using the cost method. U.S. Cellular’s investments in these licenses are included in Investment in unconsolidated entities in its Consolidated Balance Sheets.

(5)          Total markets to be owned after completion of pending transactions does not include the 17 licenses for which Barat Wireless was the successful bidder in Auction 66, which ended on September 18, 2006. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder. See “Wireless Systems Development — FCC Auctions” below for additional information related to Barat Wireless.

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

U.S. Cellular owns interests in consolidated wireless licenses which cover a total population of 55.5 million as of December 31, 2006. U.S. Cellular also owns investment interests in wireless licenses which represent 1.5 million population equivalents as of that date. “Population equivalents” represent the population of a wireless licensed area, based on 2005 Claritas estimates, multiplied by the percentage interest that U.S. Cellular owns in an entity licensed to operate such wireless license.

U.S. Cellular believes that it is the sixth largest wireless operating company in the United States at December 31, 2006, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs. From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests which are considered less essential to its operating strategy.

Wireless systems in U.S. Cellular’s consolidated markets served approximately 5,815,000 customers at December 31, 2006, and contained 5,925 cell sites. The average penetration rate in U.S. Cellular’s consolidated markets, as calculated by dividing the number of U.S. Cellular customers by the total population in such markets, was 10.5% at December 31, 2006, and the number of customers who discontinued service (the “churn rate”) in these markets averaged 1.8% per month for the twelve months ended December 31, 2006.

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

Wireless telephone systems divide each service area into smaller geographic areas or “cells.” Each cell is served by radio transmitters and receivers which operate on discrete radio frequencies licensed by the FCC. All of the cells in a system are connected to a computer-controlled mobile telephone switching office. Each mobile telephone switching office is connected to the landline telephone network and potentially other mobile telephone switching offices. Each conversation on a wireless phone involves a transmission over a specific set of radio frequencies from the wireless phone to a transmitter/receiver at a cell site. The transmission is forwarded from the cell site to the mobile telephone switching office and from there may be forwarded to the landline telephone network or to another wireless phone to complete the call. As the wireless telephone call moves from one cell to another, the mobile telephone switching office monitors radio signal strength and transfers the call from one cell to the next. This transfer is not noticeable to either party on the wireless telephone call.

The FCC currently grants two licenses to provide cellular telephone service in each cellular licensed area. Multiple licenses have been granted in each personal communications service licensed area, and these licensed areas overlap with cellular licensed areas. As a result, personal communications service license holders can and do compete with cellular license holders for customers. In addition, specialized mobile radio systems operators such as Sprint Nextel Corporation are providing wireless services similar to those offered by U.S. Cellular. Competition for customers also includes competing communications technologies, such as:

•                  conventional landline telephone,

•                  mobile satellite communications systems,

•                  radio paging, and

•                  high-speed wireless technologies, such as Wi-Fi and WiMAX.

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

There have been a number of technical developments in the wireless industry since its inception. Currently, while substantially all companies’ mobile telephone switching offices process information digitally, certain cellular systems utilize analog technology. Under FCC rules now in effect, the requirement to offer analog service will expire in February, 2008, provided that wireless carriers and their vendors can develop digital handsets compatible with certain types of hearing aids. During 2006, U.S. Cellular began providing hearing aid compatible handsets. All personal communications service systems utilize digital radio transmission.

Several years ago, certain digital transmission techniques were approved for implementation by the wireless industry in the United States. Time Division Multiple Access (“TDMA”) technology was selected as one industry standard by the wireless industry and has been deployed by many wireless operators, including U.S. Cellular in a substantial portion of its markets. Another digital technology, Code Division Multiple Access (“CDMA”), was deployed by U.S. Cellular in its remaining markets.

In 2002 through 2004, U.S. Cellular completed its deployment of CDMA 1XRTT technology, which improves capacity and allows for higher speed data transmission than basic CDMA, throughout all of its markets. Migration of U.S. Cellular’s customers who currently use TDMA or analog handsets to CDMA compatible handsets in all of its markets is substantially complete.

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

The main disadvantage of CDMA technology is that it is generally not used outside of the United States. A third digital technology, Global System for Mobile Communication (“GSM”), is the standard technology in Europe and most other areas outside the United States. GSM technology, which is used by certain wireless companies in the United States, has certain advantages over CDMA in that GSM phones can be used more widely outside of the United States and GSM has a larger installed worldwide customer base. Since CDMA technology is not compatible with GSM or TDMA technology, U.S. Cellular customers with CDMA-based handsets may not be able to use all of their handset features when traveling through GSM- and TDMA-based networks. Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States.

In 2006, U.S. Cellular and others in the wireless industry changed the type of handset identifier used to track specific handset units provided to customers. Similar to a vehicle identification number, each handset now has a 32-bit electronic serial number (ESN) “burned” into it for purposes of tracking service activation, billing, repair and fraud detection. The current supply of ESNs is dwindling and, over time, the current system will be replaced by a 56-bit mobile equipment identifier (MEID) system. Handset vendors began manufacturing 56-bit MEID handsets in 2006 and are expected to commence shipments of such handsets in 2007.

U.S. Cellular will continue to utilize TDMA technology for the next few years in markets in which such technology is in use today. This will enable U.S. Cellular to provide TDMA-based service to its customers who still choose to use TDMA-based handsets and to roamers from other wireless providers who have TDMA-based networks. Also, since the TDMA-based network equipment has analog capabilities embedded, U.S. Cellular will continue to operate its TDMA-based networks in order to meet the FCC mandate of retaining analog capability through February 2008.

U.S. Cellular continually reviews its long-term technology plans. In late 2006, U.S. Cellular introduced a limited trial of Evolution-Data Optimized (“EV-DO”) technology. This technology, which increases the speed of data transmissions on the wireless network, is being deployed by certain other wireless companies. U.S. Cellular will continue to further evaluate investment in EV-DO technology in light of the revenue opportunities afforded by the deployment of such technology.

U.S. Cellular’s Operations   U.S. Cellular anticipates that it will experience increases in customers served and revenues in 2007 primarily through internal growth, including growth from markets acquired or launched in 2004-2006 as these markets are more fully developed and integrated into its operations.

Expenses associated with increases in customers served and revenues will be substantial. The amount of such expenses, in combination with the gain on investments recorded in 2006, may reduce the percentage growth in operating income for 2007 on a year-over-year basis; however, U.S. Cellular anticipates that cash flows from operating activities will increase on a year-over-year basis. In addition, U.S. Cellular anticipates that the seasonality of revenue streams and operating expenses may cause U.S. Cellular’s operating income, net income and cash flows from operating activities to fluctuate from quarter to quarter.

Changes in any of several factors could impact U.S. Cellular’s operating income, net income and cash flows from operating activities, and the growth rates for such measures, over the next few years. These factors include but are not limited to:

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

•                  the growth in the use of U.S. Cellular’s easyedgesm brand and other brands of enhanced data services and products;

•                  declines in inbound roaming revenues; and

•                  continuing technological advances which may provide substitute or better wireless products/services and additional competitive alternatives to wireless service.

U.S. Cellular continues to build a larger presence in selected geographic areas throughout the United States where it can efficiently integrate and manage wireless telephone systems. Its wireless interests included six market areas as of December 31, 2006. See “U.S. Cellular’s Wireless Interests.”

Wireless Systems Development

Acquisitions, Divestitures and Exchanges.   U.S. Cellular assesses its wireless holdings on an ongoing basis in order to maximize the benefits derived from its operating markets.  U.S. Cellular also reviews attractive opportunities to acquire additional operating markets and wireless spectrum.  As part of this strategy, U.S. Cellular may from time-to-time be engaged in negotiations relating to the acquisition of companies, strategic properties or wireless spectrum. U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC. U.S. Cellular also has divested outright or included in exchanges for other wireless interests those markets that are not strategic to its long-term success and has redeployed capital to more strategically important parts of the business. As part of this strategy, U.S. Cellular may be engaged from time-to-time in negotiations relating to the disposition of other non-strategic properties.

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

FCC Auctions.   From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. The FCC is required to begin the auction of spectrum in the 700 MHz band no later than January 28, 2008. Although its participation is more likely than not, U.S. Cellular has not made a final determination as to whether it will participate in the auction. U.S. Cellular has participated in certain prior FCC auctions, as discussed below.

Auction 66.   A wholly-owned subsidiary of U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66, which concluded on September 18, 2006. At the conclusion of the auction, Barat Wireless was the high bidder with respect to 17 licenses and bid $127.1 million, net of its designated entity discount. Barat Wireless was qualified to receive a 25% discount available to “very small businesses”, which were defined as having annual gross revenues of less than $15 million. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder.

Barat Wireless is in the process of developing its long-term business and financing plans.  As of December 31, 2006, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million to provide funding of Barat Wireless’ participation in Auction 66; this amount is included in Licenses on the Consolidated Balance Sheet as of December 31, 2006.   U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, for financial statement purposes, pursuant to the guidelines of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), as U.S. Cellular anticipates absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

Auction 58.   A wholly-owned subsidiary of U.S. Cellular is a limited partner in Carroll Wireless, L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses”, -or spectrum that was available only to companies included in the FCC definition of “ entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to this restriction. With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million.  Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of December 31, 2006, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of $129.9 million; of this amount, $129.7 million is included in Licenses on the Consolidated Balance Sheet as of December 31, 2006. U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial statement purposes, pursuant to the guidelines of FIN 46R, as U.S. Cellular anticipates absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of up to $1.4 million, of which $0.1 million of funding has been provided to date, for Carroll Wireless and Carroll PCS.

Sales and Exchanges of Wireless Interests.   In 2006, U.S. Cellular purchased the remaining interest in one wireless market in which it already owned a controlling interest for approximately $19.0 million in cash, subject to a working capital adjustment.

Prior to October 3, 2006, U.S. Cellular owned approximately 14% of Midwest Wireless Communications, L.L.C., which interest was convertible into an interest of approximately 11% in Midwest Wireless Holdings, L.L.C., a privately-held wireless telecommunications company that controlled Midwest Wireless Communications. On November 18, 2005, ALLTEL Corporation (“ALLTEL”) announced that it had entered into a definitive agreement to acquire Midwest Wireless Holdings for $1.075 billion in cash, subject to certain conditions, including approval by the FCC, other governmental authorities and the holders of Midwest Wireless Holdings. These conditions were satisfied with the closing of this agreement on October 3, 2006. As a result of the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash in consideration with respect to its interest in Midwest Wireless Communications. Of this amount, $95.1 million was received on October 6, 2006; the remaining balance was held in escrow to secure true-up, indemnification and other adjustments and, subject to such adjustments, will be distributed in installments over a period of four to fifteen months following the closing. In the fourth quarter of 2006, U.S. Cellular recorded a gain of $70.4 million related to the sale of its interest in Midwest Wireless Communications. The gain recognized during the fourth quarter of 2006 includes $4.3 million received during the first four months of 2007 from the aforementioned escrow. In addition, U.S. Cellular owns 49% of an entity which, prior to October 3, 2006, owned approximately 2.9% of Midwest Wireless Holdings; U.S. Cellular accounts for that entity by the equity method. In the fourth quarter of 2006, U.S. Cellular recorded Equity in earnings of unconsolidated entities of $6.3 million and received a cash distribution of $6.5 million related to its ownership interest in that entity; such income and cash distribution were due primarily to the sale of the entity’s interest in Midwest Wireless Holdings to ALLTEL.

License Rights Related to Exchange of Markets with AT&T Wireless.   Pursuant to a transaction with AT&T Wireless which was completed on August 1, 2003, U.S. Cellular acquired rights to 21 licenses that have not yet been assigned to U.S. Cellular. These licenses, with a recorded value of $42.0 million, are accounted for in Licenses on the Consolidated Balance Sheets. The rights to acquire licenses from AT&T Wireless expire on August 1, 2008. All asset values related to the properties acquired or pending, including license values, were determined by U.S. Cellular.

Wireless Interests and Operating Market Areas

U.S. Cellular operates its adjacent wireless systems under an organization structure in which it groups its markets into geographic market areas to offer customers large local service areas which primarily utilize U.S. Cellular’s network. Customers may make outgoing calls and receive incoming calls within each market area without special roaming arrangements. In addition to the benefits it provides to customers, U.S. Cellular’s operating strategy also has provided U.S. Cellular certain economies in its capital and operating costs. These economies are made possible through the reduction of outbound roaming costs and increased sharing of facilities, personnel and other costs, enabling U.S. Cellular to reduce its per customer cost of service. The extent to which U.S. Cellular benefits from these revenue enhancements and economies of operation is dependent on market conditions, population size of each market area and network engineering considerations.

The following section details U.S. Cellular’s wireless interests, including those it owned or had the right to acquire as of December 31, 2006. The table presented therein lists the markets that U.S. Cellular includes in its consolidated operations, grouped according to operating market area. The operating market areas represent geographic areas in which U.S. Cellular is currently focusing its development efforts. These market areas have been devised with a long-term goal of allowing delivery of wireless service to areas of economic interest. The table also lists the markets in which U.S. Cellular owns an investment interest.

For consolidated markets, the table aggregates the total population within each operating market area, regardless of U.S. Cellular’s percentage ownership, or expected percentage ownership pursuant to definitive agreements, in the licenses included in such operating market areas. Those markets in which U.S. Cellular owns or has the rights to own less than 100% of the license show U.S. Cellular’s ownership percentage or expected ownership percentage; in all others, U.S. Cellular owns or has the rights to own 100% of the license. For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

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

U.S. CELLULAR’S WIRELESS INTERESTS

The table below sets forth certain information with respect to the interests in wireless markets which U.S. Cellular owned or had the right to acquire pursuant to definitive agreements as of December 31, 2006. Total markets owned or that U.S. Cellular had the right to acquire pursuant to definitive agreements does not include the 17 licenses for which Barat Wireless was the successful bidder in Auction 66, which ended on September 18, 2006. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder.

Some of the territory covered by the personal communications service licenses U.S. Cellular owns overlaps with territory covered by the cellular licenses it owns. For the purpose of tracking amounts in the “2005 Total Population” column in the table below, when U.S. Cellular acquires or agrees to acquire a licensed area that overlaps a licensed area it already owns, it does not duplicate the total population for any overlapping licensed area.

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest(1)	Population(2)

Markets Currently Consolidated or Which Are Expected To Be Consolidated

MIDWEST MARKET AREA:
Chicago Major Trading Area/Michigan
Chicago, IL-IN-MI-OH 20MHz B Block MTA # (3) (4)
Kalamazoo, MI 20MHz A Block # (5)
Battle Creek, MI 20MHz A Block # (5)
Jackson, MI 10MHz A Block # (5)
		13,119,000

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
		8,253,000

Illinois/Indiana
Indianapolis, IN 10MHz F Block # (5)
Peoria, IL
Rockford, IL
Jo Daviess (IL 1)
Bloomington-Bedford, IN 10MHz B Block # (5)
Terre Haute, IN-IL 20MHz B Block #
Carbondale-Marion, IL 10MHz A Block/10MHz D Block # (5)
Adams (IL 4) *
Mercer (IL 3)
Miami (IN 4) * (8)	85.71
Muncie, IN 10MHz B Block # (5)

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest(1)	Population(2)

Anderson, IN 10MHz B Block # (5)
Lafayette, IN 10MHz B Block #
Columbus, IN 10MHz B Block # (5)
Warren (IN 5) *	33.33
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
		5,262,000

Iowa/Illinois/Nebraska/South Dakota
Des Moines, IA
Davenport, IA-IL
Sioux City, IA-NE-SD 10MHz F Block # (5)
Cedar Rapids, IA	96.76
Humboldt (IA 10)
Iowa (IA 6)
Muscatine (IA 4)
Waterloo-Cedar Falls, IA	93.03
Iowa City, IA
Hardin (IA 11)
Jackson (IA 5)
Kossuth (IA 14)
Lyon (IA 16)
Dubuque, IA	97.55
Mitchell (IA 13)
Audubon (IA 7)
Union (IA 2)
Fort Dodge, IA 10MHz D Block # (5)
Burlington, IA-IL-MO 10MHz E Block #
Clinton, IA-IL 10MHz E Block #
Davenport, IA-IL 10MHz E Block #
Des Moines, IA 10MHz D Block #
Iowa City, IA 10MHz E Block #
Ottumwa, IA 10MHz E Block #
		2,743,000

Nebraska/Iowa
Omaha, NE-IA 10 MHz A Block #
Lincoln, NE 10MHz F Block #
Boone (NE 5)

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest(1)	Population(2)

Knox (NE 3)
Keith (NE 6)
Hall (NE 7)
Cass (NE 10)
Adams (NE 9)
Mills (IA 1)
Chase (NE 8)
Grant (NE 4)
Cherry (NE 2)
Omaha, NE-IA 10MHz E Block # (5) (7)
		1,839,000
TOTAL MIDWEST MARKET AREA		31,216,000

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
		5,924,000

Missouri/Illinois/Kansas/Arkansas
St. Louis, MO-IL 10MHz A Block #
Springfield, MO 20MHz A Block #
St. Joseph, MO-KS 10MHz E Block #
Cape Girardeau-Sikeston, MO-IL 10MHz A Block/10MHz D Block # (5)
Moniteau (MO 11)
Columbia, MO *
Poplar Bluff, MO-AR 10MHz A Block # (5)
Stone (MO 15)
Laclede (MO 16)
Rolla, MO 10MHz A Block #
Washington (MO 13)
Callaway (MO 6) *

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest(1)	Population(2)

Sedalia, MO 10MHz C Block #
Schuyler (MO 3)
Shannon (MO 17)
Linn (MO 5) (3)
Jefferson City, MO 10MHz A Block #
Columbia, MO 10MHz A Block #
Harrison (MO 2) (3)
West Plains, MO-AR 10MHz C Block # (6)	90.00
		4,850,000
TOTAL SOUTHWEST MARKET AREA		10,774,000

MID-ATLANTIC MARKET AREA:
Eastern North Carolina/South Carolina
Charlotte-Gastonia, NC-SC 10 MHz C Block # (6)	90.00
Harnett (NC 10)
Hickory-Lenoir-Morganton, NC 10 MHz C Block # (6)	90.00
Rockingham (NC 7)
Northampton (NC 8)
Greenville (NC 14)
Greene (NC 13)
Hoke (NC 11)
Wilmington, NC	98.82
Chesterfield (SC 4)
Chatham (NC 6)
Sampson (NC 12)
Jacksonville, NC	97.57
Camden (NC 9)
		5,345,000

Virginia/North Carolina
Greensboro, NC 10 MHz C Block # (6)	90.00
Roanoke, VA
Giles (VA 3)
Bedford (VA 4)
Ashe (NC 3)
Charlottesville, VA	95.37
Lynchburg, VA
Staunton-Waynesboro, VA 15 MHz C Block # (6)	90.00
Danville, VA-NC 10 MHz F Block # (6)	90.00
Buckingham (VA 7)
Tazewell (VA 2) (3)
Bath (VA 5)
		2,866,000

West Virginia/Maryland/Pennsylvania
Monongalia (WV 3) *
Raleigh (WV 7) *
Grant (WV 4) *
Hagerstown, MD *
Tucker (WV 5) *
Cumberland, MD *
Bedford (PA 10) * (3)
Garrett (MD 1) *
		1,180,000
TOTAL MID-ATLANTIC MARKET AREA		9,391,000

MAINE/NEW HAMPSHIRE/VERMONT MARKET AREA:
Portland-Brunswick, ME 10MHz A Block #
Burlington, VT 10MHz D Block #

	Current or
	Future
	Percentage	2005 Total
Market Area/Market	Interest(1)	Population(2)

Manchester-Nashua, NH	96.66
Carroll (NH 2)
Coos (NH 1) *
Kennebec (ME 3)
Bangor, ME	97.57
Somerset (ME 2)
Addison (VT 2) * (3)
Lewiston-Auburn, ME	88.45
Oxford (ME 1)
Washington (ME 4) *
Rutland-Bennington, VT 10MHz D Block #
Lebanon-Claremont, NH-VT 10MHz A Block # (5)
Burlington, VT 10MHz E Block # (5) (7)
Portland-Brunswick, ME 10MHz C Block # (6) (7)	90.00
TOTAL MAINE/NEW HAMPSHIRE/ VERMONT MARKET AREA		2,839,000

NORTHWEST MARKET AREA:
Oregon/California
Coos (OR 5)
Crook (OR 6) *
Del Norte (CA 1)
Medford, OR *
Mendocino (CA 9)
Modoc (CA 2)
		1,133,000

Washington/Oregon
Yakima, WA *	87.81
Richland-Kennewick-Pasco, WA *
Pacific (WA 6) *
Umatilla (OR 3) *
Okanogan (WA 4)
Kittitas (WA 5) * (3)	98.24
Hood River (OR 2) *
Skamania (WA 7) *
		1,123,000
TOTAL NORTHWEST MARKET AREA		2,256,000

EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA:
Knoxville, TN *
Asheville, NC *
Asheville-Hendersonville, NC 10MHz C Block # (6)	90.00
Henderson (NC 4) * (3)
Bledsoe (TN 7) * (3)
Hamblen (TN 4) * (3)
Macon (TN 3) *
Cleveland, TN 10MHz C Block #
Yancey (NC 2) * (3)
TOTAL EASTERN TENNESSEE/WESTERN NORTH CAROLINA MARKET AREA		2,134,000

Other Markets:
Jefferson (NY 1) *	60.00
Franklin (NY 2) *	57.14
Total Other Markets		487,000
Total Consolidated Markets		59,097,000

Market Area/Market	2005 Total Population(2)	Current Percentage Interest(1)	Current and Acquirable Population Equivalents(9)
Investment Markets:
Los Angeles/Oxnard, CA *	17,663,000	5.50%	971,000
Oklahoma City, OK *	1,102,000	14.60	161,000
Cherokee (NC 1) *	208,000	50.00	104,000
Others (Fewer than 100,000 population equivalents each)			303,000
Total Population Equivalents in Investment Markets			1,539,000

*                                         Designates wireline cellular licensed area.

#                                         Designates personal communications service licensed area.

(1)                                  Represents U.S. Cellular’s ownership percentage in these licensed areas as of December 31, 2006 or as of the completion of any related transactions pending as of December 31, 2006. U.S. Cellular owns or has the rights to own 100% of any licensed areas which do not indicate a percentage. The licensed areas included under the caption “Markets Currently Consolidated or Which Are Expected to Be Consolidated” represent those markets which are currently included in U.S. Cellular’s consolidated operating results, or are expected to be included in U.S. Cellular’s operating results when acquired. U.S. Cellular and its consolidated subsidiaries own rights to acquire controlling financial interests in certain licensed areas as a result of an exchange transaction with AT&T Wireless that was completed on August 1, 2003. See “Wireless Systems Development” for further information regarding these rights.

(2)                                  “2005 Total Population” represents the total population of the licensed area in which U.S. Cellular owns or has rights to own an interest, based on 2005 Claritas estimates (without duplication of the population counts of any overlapping licensed areas). In personal communications service licensed areas, this amount represents the portion of the personal communications service licensed areas owned that is not already served by a cellular licensed area in which U.S. Cellular owns a controlling interest. The “2005 Total Population” of those licensed areas included in “Markets Currently Consolidated or Which Are Expected to Be Consolidated” (as defined in Note 1 above) includes rights to acquire licensed areas with a total population of 3,554,000. Excluding the population of these licensed areas to be acquired, the total population of U.S. Cellular’s licensed areas was 55,543,000 at December 31, 2006.

(3)                                  These markets have been partitioned into more than one licensed area. The 2005 population, percentage ownership and number of population equivalents shown are for the licensed areas within the markets in which U.S. Cellular owns an interest.

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

(6)                                  These licensed areas are held by Carroll Wireless. See discussion in “Wireless Systems Development — Auction 58” above.

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

(9)                                  “Current and Acquirable Population Equivalents” are derived by multiplying the amount in the “2005 Total Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

System Design and Construction.   U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless telephones which are compatible with its network technology, based on market and engineering studies which relate to specific markets. Such engineering studies are performed by U.S. Cellular personnel or third party engineering firms. U.S. Cellular’s switching equipment is digital, which provides high-quality transmissions and is capable of interconnecting in a manner which minimizes costs of operation. Both analog and digital radio transmissions are made between cell sites and the wireless telephones. During 2006, over 99% of this traffic utilized digital radio transmissions. Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular’s network design. Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network failure.

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

Additionally, U.S. Cellular has developed and continues to expand a wide area data network to accommodate various business functions, including:

•                  order processing,

•                  over the air provisioning,

•                  automatic call delivery,

•                  intersystem handoff,

•                  credit validation,

•                  fraud prevention,

•                  call data record collection,

•                  network management,

•                  long-distance traffic, and

•                  interconnectivity of all of U.S. Cellular’s mobile telephone switching offices and cell sites.

In addition, the wide area network accommodates virtually all internal data communications between various U.S. Cellular office and retail locations to process customer activations. The wide area network is deployed in all of U.S. Cellular’s customer service centers (“Customer Care Centers”) for all customer service functions using U.S. Cellular’s billing and information system.

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice services over the next few years. High-speed data and video services may require the acquisition of additional licenses or spectrum to provide sufficient capacity in markets where U.S. Cellular offers these services.

Costs of System Construction and Financing

Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, microwave equipment, engineering and installation. Consistent with FCC control requirements, U.S. Cellular uses primarily its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests. U.S. Cellular expects to meet most of its future funding requirements with cash generated by operations and, on a temporary basis, borrowings under its revolving credit facility. U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs. U.S. Cellular estimates its capital expenditures in 2007 will total between $600 million and $615 million.

Marketing

U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services—built around customer needs—at fair prices, supported by outstanding customer service. U.S. Cellular increases customer awareness through the use of traditional media such as TV, radio, newspaper and direct mail advertising, and nontraditional media such as the Internet and sponsorships. U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service. U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, independent agents and direct sales, in the vast majority of its markets, plus the Internet and telesales for customers who wish to contact U.S. Cellular through those channels. U.S. Cellular maintains a low customer churn rate (relative to several other wireless carriers) by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs. The marketing plan stresses the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

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

Direct sales consultants market wireless service to mid- and large-size business customers. Retail sales associates work out of over 390 U.S. Cellular-operated retail stores and kiosks and market wireless service primarily to the consumer and small business segments. U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers and maximizing the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with agents, dealers and non-Company retailers to obtain customers, and at year-end 2006 had contracts with these businesses aggregating over 1,700 locations. Agents and dealers are independent business entities who obtain customers for U.S. Cellular on a commission basis. U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve. U.S. Cellular’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products. U.S. Cellular’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies such as Wal-Mart and RadioShack. Additionally, in support of its overall Internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the Internet. No single agent, dealer or other non-Company retailer accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular believes that, while strategy is set at the corporate level, day-to-day tactical operating decisions should be made close to the customer and, accordingly, it manages its operating market areas with a decentralized staff, including sales, marketing, network operations, engineering and finance personnel. U.S. Cellular currently operates five regional Customer Care Centers whose personnel are responsible for customer service and certain other functions, and two national financial services centers, whose personnel perform credit and other customer care functions.

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

U.S. Cellular continues to migrate customers in its cellular licensed areas from analog to digital service plans, and as of year-end 2006 over 99% of the minutes used were on U.S. Cellular’s digital network. Additionally, as of year-end 2006, U.S. Cellular was offering its easyedgesm brand of enhanced data services in all of its operating market areas, supporting that effort using a wide variety of media. These enhanced data services include downloading news/weather/sports information/games, ringtones and other consumer services as well as wireless modem capabilities to use with personal computers in some markets. In 2005, U.S. Cellular began offering SpeedTalkSM, its walkie-talkie service, and BlackBerry® handsets and the related services to its customers in all market areas. U.S. Cellular plans on further expansion of its easyedgesm and other enhanced services in 2007 and beyond. In November 2006, U.S. Cellular began trialing enhanced multimedia services including Digital Radio, Mobile TV and 3D Gaming over its EV-DO network in Milwaukee, Wisconsin.

The following table summarizes, by operating market area, the total population, U.S. Cellular’s customers and penetration for U.S. Cellular’s consolidated markets as of December 31, 2006.

Operating Market Areas	Population (1)	Customers	Penetration
Midwest Market Area	29,361,000	2,890,000	9.8%
Southwest Market Area	9,104,000	754,000	8.3%
Mid-Atlantic Market Area	9,391,000	933,000	9.9%
Maine/New Hampshire/Vermont Market Area	2,810,000	481,000	17.1%
Northwest Market Area	2,256,000	407,000	18.0%
Eastern Tennessee/Western North Carolina Market Area	2,134,000	219,000	10.3%
Other Markets	487,000	131,000	26.9%
	55,543,000	5,815,000	10.5%

(1)    Represents 100% of the population of the licensed areas in which U.S. Cellular has a controlling interest, based on 2005 Claritas population estimates. “Population” in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to “population equivalents,” as previously defined.

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

On average, the retail customers in U.S. Cellular’s consolidated markets used their wireless systems approximately 704 minutes per month and generated retail service revenue of $41.44 per month during 2006, compared to 625 minutes and $39.76 per month in 2005. Additional revenues generated by roamers using U.S. Cellular’s systems (“inbound roaming”) plus other service revenues, brought U.S. Cellular’s total average monthly service revenue per customer to $47.23 during 2006, an increase of 4.4% from $45.24 in 2005. In 2006, U.S. Cellular revamped its rate plans, bundling the most valuable features and introducing more attractive Family Plans and Small Business Plans. These new plans together with increased sales of enhanced services contributed to the increase in average retail service revenue per customer in 2006. U.S. Cellular anticipates that total service revenues will continue to grow for the foreseeable future and that both average monthly retail service revenue per customer and average monthly total service revenue per customer will increase slightly in the future.

U.S. Cellular’s main sources of revenues are from its own customers and from inbound roaming customers. The interconnectivity of wireless service enables a customer who is in a wireless service area other than the customer’s home service area (“a roamer”) to place or receive a call in that service area. U.S. Cellular has entered into roaming agreements with operators of other wireless systems covering virtually all systems with TDMA and CDMA technology in the United States, Canada and Mexico. Roaming agreements offer customers the opportunity to roam on these systems. These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems. Also, a customer of a participating system roaming  in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular’s system. The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then bills the customer. In some instances, based on competitive factors, many carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged to the carriers by other wireless carriers for roaming.

The following table summarizes certain information about customers and market penetration in U.S. Cellular’s consolidated operations.

	Year Ended or At December 31,
	2006	2005	2004	2003	2002
Majority-owned and managed markets:
Wireless markets included in consolidated operations (1)	201	189	175	182	178
Total population of markets included in consolidated operations (000s) (2)	55,543	45,244	44,391	46,267	41,048
Customers:
at beginning of period (3)	5,482,000	4,945,000	4,409,000	4,103,000	3,461,000
net acquired (divested) during period (4)	23,000	60,000	(91,000)	(141,000)	332,000
additions during period (3)	1,535,000	1,540,000	1,557,000	1,357,000	1,244,000
disconnects during period (3)	(1,225,000)	(1,063,000)	(930,000)	(910,000)	(934,000)
at end of period (3)	5,815,000	5,482,000	4,945,000	4,409,000	4,103,000
Market penetration at end of period (5)	10.5%	12.1%	11.1%	9.5%	10.0%

	Year Ended or At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Consolidated revenues	$3,473,155	$3,030,765	$2,806,418	$2,577,810	$2,196,142
Depreciation expense	516,637	465,097	454,654	376,931	313,215
Amortization and accretion expense	58,475	45,390	47,910	57,564	39,161
Operating income	289,896	231,197	162,583	106,532	275,217
Capital expenditures	579,785	576,525	636,097	630,864	732,376
Business segment assets	$5,680,616	$5,416,233	$5,171,213	$4,963,839	$4,802,297

(1)          Represents the number of licensed areas in which U.S. Cellular owned a controlling financial interest at the end of each year. The results of operations of these licensed areas are included in U.S. Cellular’s Consolidated Statements of Operations.

(2)          The decline in Total Population in 2004 reflects the divestitures of markets to AT&T Wireless and ALLTEL.

(3)          Represents the number of wireless customers served by U.S. Cellular in the licensed areas referred to in footnote (1). The revenues earned from services to such customers are included in the Consolidated Statements of Operations.

(4)          Represents the net number of wireless customers added to or subtracted from U.S. Cellular’s customer base during the period due to acquisitions and divestitures of wireless licenses.

(5)          Calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets in service as estimated by Claritas.

Products and Services

Wireless Telephones and Installation.  U.S. Cellular offers a wide range of digital wireless telephones for use by its customers. U.S. Cellular’s retail and agent locations no longer offer analog handsets, but its network continues to facilitate analog traffic and its customer service and repair centers continue to provide service to users of analog handsets. U.S. Cellular’s digital service offerings include additional features such as caller ID, short messaging services and data transmission, including camera features, downloading and wireless modem capabilities. A majority of new customers are selecting dual-mode or tri-mode wireless telephones to fully utilize these features. Certain dual-mode or tri-mode wireless telephones can be used on both analog and digital networks but, increasingly, such telephones are being manufactured with digital capability only. These dual-mode or tri-mode types of wireless telephones and associated features appeal to newer segments of the customer population, especially a younger demographic group which has become a fast-growing portion of the wireless user population. Dual-mode and tri-mode wireless telephones also enable customers to enjoy virtually seamless roaming in the United States, Canada and Mexico, regardless of their travel patterns. U.S. Cellular emphasizes these types of wireless telephones in its marketing efforts.

U.S. Cellular negotiates volume discounts with its wireless telephone suppliers. U.S. Cellular significantly increased its purchasing power in 2002 by implementing a distribution system that enables it to efficiently sell and distribute handsets to its agents, and has expanded its sales of handsets to agents since that time. U.S. Cellular frequently discounts wireless telephones sold to new and current customers and provides upgraded handsets to current customers to meet competition, stimulate sales or retain customers by reducing the cost of becoming or remaining a wireless customer. In most instances, where permitted by law, customers are generally required to sign a new service contract or extend their current service contract with U.S. Cellular at the time the handset sale takes place. U.S. Cellular also works with wireless equipment manufacturers in promoting specific equipment in its local advertising.

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

Wireless Services.  U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans which are designed to fit different usage patterns and customer needs. The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning. U.S. Cellular generally offers wide area and national consumer plans that can be tailored to a customer’s needs by the addition of features or feature packages. Many consumer plans enable small work groups or families to share the plan minutes, enabling the customer to get more value for their money. Business rate plans are offered to companies to meet their unique needs. Most U.S. Cellular national rate plans price all calls, regardless of where they are made or received, as local calls with no long distance or roaming charges. Additionally, U.S. Cellular offers a hybrid prepaid service plan, TalkTracker®, which includes packages of minutes for a monthly fee.

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

Effective February 14, 2005, the FCC also repealed the rule which prohibited any entity which controlled a cellular system in a rural service area from owning an interest in another cellular system in the same rural service area.  Acquisition of both cellular licenses in the same rural service area are now evaluated on a case by case basis.

The FCC originally allocated a total of 140 megahertz for broadband personal communications service, 20 megahertz to unlicensed operations and 120 megahertz to licensed operations, consisting of two 30 megahertz blocks in each of 51 major trading areas and one 30 megahertz block and three 10 megahertz blocks in each of 493 basic trading areas. Certain of the 30 megahertz basic trading area frequency blocks were split into 10 and 15 megahertz segments when the original licensees, unable to pay their installment payments in full to the FCC, returned part of their assigned spectrum to the FCC and it was subsequently reauctioned. Also ten megahertz of the 20 megahertz unlicensed block was redesignated for licensed advanced wireless service uses. Subject to some conditions, the FCC also permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis, or both, to a third party.

The FCC also has allocated 90 MHz of Advanced Wireless Service spectrum (AWS-1) licensed as a 20 MHz Block in each of 734 metropolitan statistical and rural service areas, a 20 MHz Block and a 10 MHz Block in each of 176 designated Economic Areas and a 20 MHz Block and two 10 MHz Blocks in each of the 12 Regional Economic Area Groupings. These licenses were auctioned in 2006 by the FCC in Auction 66.  The FCC also has allocated 10 megahertz of AWS spectrum under a nationwide license which license was granted to Nextel Communications, Inc. in 2005.

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

The completion of acquisitions involving the transfer of control of a wireless system requires prior FCC approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer. See “Other Recent FCC Developments” below for additional wireless service licensing actions.

Licensing—Facilities.  The FCC must be notified each time an additional cell site for a cellular system is constructed which enlarges the service area of a given cellular market. The height and power of base stations in wireless systems are regulated by FCC rules, as are the types of signals emitted by these stations. The FCC also imposes a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers which require prior Federal Aviation Administration (“FAA”) clearance. All new towers must be registered at the time of construction. All wireless towers of less than 10 meters in height, building-mounted antennas and wireless telephones must comply with radio frequency radiation guidelines. The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and Historic Preservation Act. In October, 2004, the FCC adopted a Nationwide Programmatic Agreement which exempts certain new towers from historic preservation review, but imposes additional notification and approval requirements on carriers with respect to state historic preservation officers and Native American tribes with an interest in the tower’s location. In addition to regulation by the FCC, wireless systems are subject to certain FAA regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements. U.S. Cellular believes that its facilities are in compliance with these requirements.

Licensing—Commercial Mobile Radio Service.  Pursuant to 1993 amendments to the Communications Act, cellular, personal communications and advanced wireless services are classified as commercial mobile radio service, in that they are services offered to the public for a fee and are interconnected to the public switched telephone network. The FCC has determined that it will not require such carriers to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

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

In a rulemaking proceeding concluded in July of 2004, the FCC amended its rules to add a substantial service option alternative for 30 megahertz block personal communications service licensees to the service specific construction benchmarks already available to these licensees.  These rules, which took effect on February 14, 2005, give carriers greater flexibility to provide service based on the needs of individual customers and their own unique business plans.

Cellular and personal communications service licenses are granted for ten-year periods. AWS-1 spectrum licenses granted before December 31, 2009 have a fifteen-year term. The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications. The FCC has (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process. The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided “substantial” performance, which is defined as “sound, favorable and substantially above a level of mediocre service just minimally justifying renewal;” and (ii) complied with FCC rules, policies and the Communications Act.  A majority of geographically licensed services, including personal communications services licensees also are afforded a similar renewal expectancy.  If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered. All of U.S. Cellular’s licenses which it applied to have renewed between 1995 and 2006 have been renewed.

All of U.S. Cellular’s approximately 1,100 FCC licenses for the microwave radio stations it used to link its cell sites with each other and with its mobile telephone switching offices were required to be renewed in 2001. All of those licenses were renewed for ten-year terms. All newly obtained microwave licenses receive ten-year terms as well. Over the next few years, due to the licensing of new satellite and other services in the relevant frequency bands, it is likely that certain of U.S. Cellular’s remaining microwave facilities will need to be shifted to other frequencies. It is anticipated that those changes will be made without affecting service to customers and that the cost of such changes will not be significant.

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

In addition, by an order issued in 2002, the FCC’s E-911 rules required that 100 percent of all new digital handsets sold or otherwise activated by wireless carriers, including U.S. Cellular, be Global Positioning System-capable by May 30, 2004.  The FCC’s E-911 rules also required that 95 percent of all handsets in use on U.S. Cellular’s network be GPS-capable by December 31, 2005; in December 2005, U.S. Cellular filed a request for a limited waiver of the FCC’s 95 percent requirement.  Since filing its initial waiver request, U.S. Cellular voluntarily submitted two different supplements to the waiver request that reported its progress toward meeting the 95 percent requirement.  The most recent supplement reported that, as of September 30, 2006, U.S. Cellular’s overall GPS-capable handset penetration was 94.48 percent.

On January 5, 2007, the FCC released orders denying the 95 percent GPS-capable handset penetration waivers of nine wireless carriers, including U.S. Cellular (“FCC Order”).  The FCC Order denying U.S. Cellular’s handset penetration waiver imposed periodic reporting obligations on U.S. Cellular with respect to its (i) progress towards achieving the 95 percent penetration requirement, and (ii) receipt and disposition of phase two E-911 requests from local public safety agencies.  The FCC Order also referred this matter to the FCC’s Enforcement Bureau for possible further action, which could include the assessment of monetary forfeitures.  On January 19, 2007, as required by the FCC Order, U.S. Cellular filed a certification with the FCC confirming that its overall GPS-capable handset penetration exceeded 95 percent some time during the fourth quarter of 2006.  In addition, on February 5, 2007, U.S. Cellular submitted a Petition for Reconsideration of the FCC Order.  However, there is no guarantee that U.S. Cellular will not be subject to sanctions, including monetary forfeitures, for failure to comply with the FCC’s E-911 handset penetration rule.

Communications Assistance to Law Enforcement Act.   Under a 1994 federal law, the Communications Assistance to Law Enforcement Act (“CALEA”), all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. U.S. Cellular is now substantially in compliance with the requirements of such act. In May 2006, the FCC issued an order reaffirming the applicability of CALEA’s packet data requirements to wireless carriers and applying all its CALEA requirements to Voice Over Internet Protocol (“VOIP”) and broadband Internet access providers. The deadline for wireless carriers’ compliance with the packet data requirements as well as for VOIP and facilities-based broadband compliance with CALEA is May 14, 2007. U.S. Cellular is making its best efforts to comply with this deadline but its ability to do so may be affected by availability of CALEA-compliant equipment and uncertain FCC interpretations of the relevant rules.

Pending Proceedings — Reciprocal Compensation.   Since 1996, FCC rules generally have required symmetrical and reciprocal compensation, that is, payment at the same rate, for interconnecting wireless and local exchange facilities.  Asymmetrical rates can be set if carrier costs justify such rates. In the absence of an order by a state public utilities commission establishing carrier interconnection costs, rates can be set in accordance with FCC default ”proxy” rates or carriers may agree not to compensate each other, a so called “bill and keep” arrangement. The states have jurisdiction over such interconnection proceedings. In February 2005, the FCC adopted an order finding that state ”wireless termination tariffs,” which certain local wireline carriers had sought to impose in the absence of interconnection agreements with wireless carriers, were unlawful. The order applied prospectively and required the negotiation of interconnection agreements to set rates. It also clarified that wireline carriers may request such agreements from wireless carriers, as well as vice versa, which had not been clear under the rules.

The FCC currently is considering changes to the entire system of intercarrier compensation, of which wireless-wireline interconnection is a part. It is not possible to predict with certainty the results of that proceeding but it is likely that the FCC will require increased emphasis on cost-based charges and, thus, that there would be fewer rate based subsidies for local exchange carriers, including those contained in interstate “access charges,” which wireless carriers also must pay on calls to wireline carriers deemed to be “interstate” under the FCC’s rules. Such a result would be favorable to wireless carriers.

Pending Proceedings — Automatic Roaming.   In November, 2005, comments were filed concerning whether the FCC should adopt a rule requiring wireless carriers to allow other wireless carriers’ customers to “roam” on their systems “automatically,” that is, by prior agreement between carriers.  It is argued that, without this protection, smaller and regional carriers will be at a competitive disadvantage relative to the national carriers.  An FCC decision is expected in 2007.

Pending Proceedings — Truth in Billing.   On March 18, 2005, the FCC released an Order and Notice of Proposed Rulemaking (“NPRM”) which adopted rules to regulate the wording of wireless carrier bills but did not adopt the more extensive rules requested by the National Association of State Utility Consumer Advocates (“NASUCA”). The order also preempted state regulation of wireless billing. The NPRM, upon which the FCC has not acted, will impose additional requirements on wireless billing. The order became effective on August 25, 2005, and has been the subject of an appeal by NASUCA and other parties. In July 2006, the U.S. Court of Appeals for the Eighth Circuit reversed the FCC and set aside its order in a decision later upheld by that court on reconsideration. It is likely that the FCC will seek Supreme Court review. If the Supreme Court does not grant review or it upholds the Eighth Circuit, overlapping and conflicting state regulation of wireless bills will be permitted, a result unfavorable to wireless carriers.

Pending Proceedings — Early Termination Fees.   On May 18, 2005, the FCC issued two public notices seeking comment on whether wireless “early termination fees” are to be considered a “rate” under Section 332 of the Act and, thus, exempt from state regulation and/or state consumer class action or other lawsuits.  FCC action is expected in 2007, and it would be in the interest of wireless carriers for the FCC to rule that such fees are, in fact, a wireless “rate.”

Pending Proceedings — Customer Proprietary Network Information (“CPNI”).   FCC rules require all carriers to safeguard the CPNI of their customers and prevent its disclosure to any person not authorized by the customer to possess such information. CPNI is information relating to a customer’s telephone usage, such as numbers called and numbers from which calls were received. Wireless carriers may themselves use CPNI to market additional wireless services to customers without their prior consent but must obtain such consent to market non-wireless services. The CPNI issue has become prominent recently in light of disclosures of unauthorized persons coming into possession, through fraudulent means, of the customer telephone records of certain wireless carriers and then selling such information. The FCC and United States Congress are now considering additional regulatory and legislative action to safeguard CPNI. In December 2006, the U.S. Congress enacted legislation making “pretexting,” that is, fraudulently obtaining CPNI without customer consent, a federal crime, punishable by up to 10 years imprisonment. On April 2, 2007, the FCC released new rules creating safeguards for CPNI, which will take effect six months following their publication in the Federal Register. U.S. Cellular has had procedures in place to protect customer CPNI from unauthorized disclosure in the past, but has updated those procedures to ensure compliance with all relevant CPNI requirements.

Pending Proceedings — Migratory Birds.   For some years, conservation groups have sought FCC action concerning the alleged harm done by FCC licensed towers to migratory birds. The FCC has not acted on these requests. On April 12, 2006, the FCC denied a request from those groups that it require the preparation of retroactive environmental assessments for thousands of towers previously constructed in the Gulf Coast region. In November 2006, the FCC released a Notice of Proposed Rulemaking seeking comments and reply comments, due in April and May of 2007, regarding possible new rules to prevent harm to birds from FCC-licensed towers. Efforts are underway to arrive at compromise rules. However, action by the FCC to restrict tower construction owing to concern over migratory birds would be unfavorable to U.S. Cellular and other wireless carriers.

Pending Proceedings — Universal Service.   The Telecommunications Act establishes principles and a process for implementing a modified “universal service” policy. This policy seeks nationwide, affordable service and access to advanced telecommunications and information services. It calls for reasonably comparable urban and rural rates and services. The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates. Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations. The FCC has implemented the mandate of the Telecommunications Act to create a universal service support mechanism “to ensure that all Americans have access to telecommunications services.” The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of landline and wireless telephone service in high cost areas is subsidized by support from the “universal service” fund, to which, as noted above, all carriers with interstate and international revenues must contribute. Such payments, which were based on a percentage of the total “billed revenue” of carriers for a given previous period of time, began in 1998.

Since February 2003, such payments have been based on estimates of future revenues. Previously, these payments were based on historical revenues. Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances if they provide specified services in “high cost” areas. U.S. Cellular has sought designation as an “eligible telecommunications carrier” qualified to receive universal service support in certain states, has been designated as such a carrier in the states of Washington, Iowa, Wisconsin, Oregon, Oklahoma, Maine, and Kansas and has received payments for services provided to high cost areas within those states.

In 2006, U.S. Cellular paid over $80 million in contributions into the fund and received $71.0 million in high cost support payments for its service to high cost areas in the states referred to above.  On May 1, 2007,  a Federal-State Joint Board considering universal service issues recommended to the FCC that it impose an “interim, emergency cap” on the total amount of high cost support that competitive eligible telecommunications carriers may receive for each state.  The cap would be based on the support such carriers were receiving at the end of 2006 in a given state.  If a state was not receiving any support for competitive eligible telecommunications carriers at the end of 2006, it could not receive any support during the time the cap was in place.  The Joint Board also recommended that the cap last for eighteen months while the FCC considered other measures for reforming high cost universal service support mechanisms and stated that it would make further policy recommendations to the FCC within six months.  The FCC has sought public comment on the interim cap proposal and on the additional recommendations the Joint Board is considering.  If adopted by the FCC, the cap would be detrimental to U.S. Cellular and other wireless carriers receiving high cost universal service support as it would diminish the amount of support they would have been otherwise eligible to receive had the cap not been imposed.

Pending Proceedings — Spectrum.   In January 2000, pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands. Subsequently, the FCC adopted service rules for the 688-746 megahertz band, portions of which were auctioned in 2002 and 2003. Those rules provided that a majority of the spectrum in these bands would be auctioned in large regional service areas, although there were portions available which cover individual metropolitan statistical area and rural service area markets. The FCC has conducted two auctions for such metropolitan statistical area and rural service area licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively. An additional auction to license the remaining unauctioned 700 megahertz spectrum could commence in the third quarter of 2007.

In April of 2006, Cyren Call Communications Corporation (“Cyren Call”) requested the FCC to initiate proceedings to reallocate 30 MHz of commercial 700 MHz spectrum proposed to be auctioned in 2007 to be used for a single, nationwide, broadband network with the authorization issued to a single licensee known as the Public Safety Broadband Trust (“Trust”). The Trust would be required to lease capacity on this 700 MHz spectrum to commercial operators who will fund network infrastructure deployment in exchange for the opportunity to serve commercial subscribers on the substantial amounts of network capacity not being used by public safety. In November of 2006, the FCC dismissed the Cyren Call Petition stating that the relief requested by Cyren Call is contrary to the terms of DTV Transition legislation adopted in February of 2006. Cyren Call has continued to mount regulatory and legislative challenges to this FCC dismissal.

In August of 2006, the FCC solicited public comment on changes in service area sizes and band plans in preparation for its upcoming 700 MHz spectrum auction. It also proposed modifications to the technical, performance, renewal and E911/Hearing Aid compatibility requirements which could apply to licenses in the 700 MHz and other CMRS bands. The FCC also proposed rules changes potentially applicable in CMRS bands relating to partition/disaggregation, spectrum leasing and competitive bidding rules to promote spectrum aggregation and new entry, to encourage new and expanded service in rural areas and to create new incentives for expanded services in Native American Tribal areas.

In September of 2006, the FCC initiated proceedings to consider changes in its service and technical rules for the 700 MHz band that may provide greater flexibility to incumbent commercial licensees in previously auctioned portions of such band. In December of 2006, it also commenced proceedings possibly to assign 12 megahertz of public safety spectrum in such band on a nationwide basis to a single national public safety broadband licensee which licensee will be permitted to provide preemptible access to such assigned spectrum to commercial service providers on a secondary basis, through leases or in the form of public/private partnerships.

Other Recent FCC Developments.   In October of 2006, the FCC confirmed that it intended to expand competition in the broadband sector by opening up underutilized television broadcast spectrum for new low power fixed and personal/portable uses. The FCC left open important issues to be addressed in rulemaking proceedings such as how low power devices might be used on TV channels without causing harmful interference to broadcast incumbents and whether such low power uses should be provided on an unlicensed or a licensed basis.

Telecommunications Act — General.   The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition. The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful. It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings. It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

In May 2003, the FCC adopted new spectrum leasing policies which permit licensees of cellular, personal communications service, and specialized mobile radio spectrum, among other bands, to lease to third parties any amount of spectrum in any geographic area encompassed by their licenses, and for any period of time not extending beyond the current term of the license. The FCC has also adopted streamlined processing rules for applications for assignment and transfer of control of telecommunications carrier licenses. These new rules and policies were expanded and clarified by the FCC in July of 2004 to permit spectrum leasing in additional wireless services, to streamline processing of spectrum leasing applications as well as traditional license transfers and assignments and to establish new categories of spectrum leasing arrangements.

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

On December 7, 2004, the United States Court of Appeals for the District of Columbia upheld in EMR Network v. FCC, the FCC’s current requirements regarding radio frequency emissions and held that the FCC was not obliged to commence inquiry into the non-thermal effects of radio frequency emissions.   The court also evaluated the studies relied upon by the plaintiffs and concluded they were insufficient.  The FCC however, is considering changes in its rules regarding human exposure to radio frequency magnetic fields in a separate proceeding.

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

Several other cases alleging injury are pending as are class action cases alleging that wireless telephones increase the risk of adverse health effects unless they are used with headsets.  In March 2005, the U.S. Court of Appeals for the Fourth Circuit reversed a lower court’s decision in the case of Pinney v. Nokia, et al., which had dismissed five class action lawsuits alleging that the wireless industry had endangered consumers by selling mobile phones without headsets.  The court found that the federal court did not have jurisdiction over the claims in four of the cases and held that the state law claims were not pre-empted by federal law in the fifth case. In October, 2005, the U.S. Supreme Court declined to review the Fourth Circuit decision.

Subsequently, four of the cases were remanded to state courts in New York, Pennsylvania, Maryland and Georgia where they were filed. Thereafter, plaintiffs amended their complaints in two of the cases to add new defendants and those defendants removed the cases to federal court under the provisions of the newly enacted Class Action Reform Act. Plaintiffs have voluntarily dismissed all but one of the putative class action cases. That case has been transferred from the federal district court in Philadelphia to the federal district court in Maryland where motions to dismiss are pending. Also following the Fourth Circuit’s decision in Pinney, the FCC was granted leave to participate as amicus curiae in a case alleging a brain injury from use of a wireless phone and has filed a brief indicating the agency’s disagreement with the preemption aspect of that decision.

There can be no assurance that the outcome of these or other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular. U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance would be sufficient, will continue to be available or will not be cost-prohibitive in the future.

Competition

U.S. Cellular competes directly with several wireless communication service providers in each of its markets. In general, there are between three and five competitors in each wireless market, excluding numerous mobile virtual network operators (which are types of resellers which purchase blocks of mobile telephone numbers from an operational system and then resell them to the public). U.S. Cellular generally competes against each of the near-nationwide wireless companies: Verizon Wireless, Sprint Nextel, AT&T and T-Mobile USA Inc. However, not all of these competitors operate in each market where U.S. Cellular does business. These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

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

In the Midwest, U.S. Cellular’s largest contiguous service area, U.S. Cellular can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network. U.S. Cellular also employs a customer satisfaction strategy throughout its markets which it believes has contributed to a relatively low churn rate and has had a positive impact on its cost to acquire and serve customers.

Some of U.S. Cellular’s competitors bundle other services, such as landline telephone service, internet access and television service with their wireless communications services, which U.S. Cellular either does not have the ability to offer or has chosen not to offer.

In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL (which acquired Western Wireless Corporation in 2005 and Midwest Wireless Holdings in 2006), Rural Cellular Corporation, and resellers of wireless services. Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition for customers among these systems in each market is principally on the basis of quality of service, price, size of area covered, services offered and responsiveness of customer service. ALLTEL’s acquisition of these two companies has likely increased this competitor’s access to financial, technical, marketing, sales, purchasing and distribution resources.

Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

The FCC’s rules require all operational wireless systems to provide, on a nondiscriminatory basis, wireless service to resellers. Certain of these resellers, mobile virtual network operators such as Virgin Mobile and Qwest Corporation, have grown substantial customer bases through the leveraging of existing brand names and have proven to be competitive with U.S. Cellular in certain of its operating markets. Others, such as Disney Corporation, use or plan to use their brand recognition and access to content to compete in the wireless arena. Most of these mobile virtual network operators utilize the near-nationwide wireless companies’ networks and roaming agreements to provide their service.

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

Continuing technological advances in the communications field make it difficult to predict the extent of additional future competition for wireless systems. For example, the FCC has allocated radio channels to mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. Such systems are designed primarily to serve the communications needs of remote locations, and mobile satellite systems could provide viable competition for land-based wireless systems in such areas. Some initial deployments have been made and service is now being provided in certain areas. It is also possible that the FCC may in the future assign additional frequencies to wireless telephone service or enhanced specialized mobile radio service to provide for more competitors in each market.

TDS Telecom Operations

Overview

TDS’s wireline telephone operations are conducted through TDS Telecom and its subsidiaries. TDS Telecom is a wholly owned subsidiary of TDS. TDS Telecom’s corporate headquarters are located in Madison, Wisconsin. TDS Telecom is a holding company that, through its affiliates, provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service, data services, and Internet access, to rural and suburban communities. TDS Telecom has 111 telephone company subsidiaries that are incumbent local exchange carriers. An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory. TDS Telecom served approximately 757,300 equivalent access lines in 28 states through its incumbent local exchange carrier subsidiaries at December 31, 2006.

TDS Telecom subsidiaries also provide telecommunications services as a competitive local exchange carrier in Illinois, Michigan, Minnesota (including Minneapolis/St. Paul), and Wisconsin (including Madison and Milwaukee) under the TDS Metrocom brand name. Competitive local exchange carrier is a term describing companies that enter the operating areas of incumbent local exchange carriers to offer local exchange and other telephone services. TDS Telecom served approximately 456,200 equivalent access lines through its competitive local exchange carrier subsidiaries at December 31, 2006, an increase from 448,600 at December 31, 2005.

The table below sets forth, as of December 31, 2006, the ten largest states of TDS Telecom’s operations based on the number of equivalent access lines and the total number of equivalent access lines operated by all of the telephone subsidiaries of TDS Telecom.

State	Number of Equivalent Access Lines at December 31, 2006	% of Total
Wisconsin	391,200	32.2%
Michigan	152,500	12.6%
Minnesota	118,900	9.8%
Tennessee	116,500	9.6%
Georgia	61,400	5.1%
New Hampshire	41,600	3.4%
Indiana	37,800	3.1%
Illinois	32,300	2.7%
Alabama	29,200	2.4%
Maine	28,700	2.4%

Total for 10 Largest States	1,010,100	83.3%
Other States	203,400	16.7%

Total	1,213,500	100.0%

Each TDS Telecom incumbent local exchange carrier provides consumers and businesses with landline local telephone service through its switching and intra-city network. Long distance or toll service is provided through connections with long distance carriers which purchase network access from the TDS Telecom incumbent local exchange carriers and by TDS Telecom’s own long distance unit that resells long distance service in its incumbent local exchange carrier markets. The long distance unit served 340,000 long distance access lines at December 31, 2006, and 321,500 at December 31, 2005.

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

The following table summarizes certain information regarding TDS Telecom’s incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) telephone and Internet operations:

	Year Ended or At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
ILEC Equivalent Access Lines (1)	757,300	735,300	730,400	722,200	711,200
% Residential	75.7%	75.4%	74.8%	74.6%	74.9%
% Business (nonresidential)	24.3%	24.6%	25.2%	25.4%	25.1%
CLEC Equivalent Access Lines (1)	456,200	448,600	426,800	364,800	291,400
% Residential	33.9%	36.0%	38.1%	37.2%	41.5%
% Business (nonresidential)	66.1%	64.0%	61.9%	62.8%	58.5%
Dial-up Internet Customers:
ILEC	77,100	90,700	101,300	112,900	117,600
CLEC	10,200	14,200	18,200	22,200	24,700
Digital Subscriber Line Customers:
ILEC	105,100	65,500	41,900	23,600	9,100
CLEC	42,100	36,400	29,000	20,100	11,800
ILEC Long Distance Customers (2)	340,000	321,500	295,000	230,500	197,500
Consolidated:
Total revenues	$875,918	$904,085	$880,145	$862,988	$801,530
Depreciation and amortization expense	159,612	165,616	170,014	163,399	159,291
Operating income	128,856	160,725	37,070	151,287	105,408
Construction expenditures	130,434	124,610	138,247	139,218	168,405
Business segment assets	$1,848,003	$1,864,835	$1,961,331	$2,076,948	$2,109,349
ILEC:
Total revenues	$645,525	$669,724	$658,330	$653,038	$626,865
Depreciation and amortization expense	135,370	135,178	131,665	130,036	130,232
Operating income	129,994	168,933	183,178	177,144	167,651
Construction expenditures	113,179	97,493	103,069	111,924	116,486
Business segment assets	$1,699,817	$1,703,443	$1,807,044	$1,838,818	$1,860,685
CLEC:
Total revenues	$235,804	$239,341	$226,259	$213,800	$177,166
Depreciation and amortization expense	24,242	30,438	38,349	33,363	29,059
Operating (loss)	(1,138)	(8,208)	(146,108)	(25,857)	(62,243)
Construction expenditures	17,255	27,117	35,178	27,294	51,919
Business segment assets	148,186	161,392	154,287	238,130	248,664
Intra-company Revenue Elimination	$(5,411)	$(4,980)	$(4,444)	$(3,850)	$(2,501)

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

Business Strategy

TDS Telecom seeks to produce revenue growth in its incumbent local exchange carrier markets by providing its customers with state-of-the-art telecommunications solutions, maintaining high quality service and selectively acquiring local telephone companies. Management believes that TDS Telecom has a number of advantages as an incumbent local exchange carrier, including a modern network substantially upgraded to provide a variety of advanced calling and data services, a strong local presence and an established brand name. However, the competitive environment in the telecommunications industry has changed significantly as a result of technological advances, changing customer requirements and regulatory activities. In response to this challenging competitive environment, TDS Telecom’s business plan is designed for a full-service telecommunications company, including both incumbent and competitive local exchange carrier operations. The business plan provides for TDS Telecom to meet these challenges in several areas:

•                  Create a balanced approach to its portfolio of markets from suburban to very rural;

•                  Fortify existing markets with an emphasis on being the preferred broadband provider;

•                  Aggressively advocate public policy that recognizes the importance of rural telephony and data services;

•                  Introduce new products and services to strengthen its customer relationships and enhance its revenue streams;

•                  Drive substantial productivity gains to help achieve profitable growth;

•                  Develop clusters of operations which expand its geographic footprint in areas where it can best leverage existing assets.

Both incumbent local exchange carriers and competitive local exchange carriers are faced with significant challenges, including the industry decline in use of second lines by customers, competition from wireless and other wireline providers, changes in regulation, new technologies such as Voice over Internet Protocol, and the uncertainty in the economy. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

Incumbent Local Exchange Carrier Segment

TDS Telecom's goal is to be the preferred broadband provider in our chosen markets. As of September 30, 2006, TDS Telecom was the sixth largest non-Bell local exchange telephone company in the United States. This ranking was based on the number of telephone access lines served. All of TDS Telecom's access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers. These services include call forwarding, conference calling, caller identification (with and without name identification), selective call ringing and call waiting.

As operating companies of one of the major independent local (non-Bell) exchange holding companies in the United States, TDS Telecom's incumbent local exchange carriers provide both local telephone service, access to the long distance network for customers in their respective service areas and broadband service in their chosen markets. The incumbent local exchange carriers also provide directory advertising through a contract with another company, and billing and collection services to interexchange carriers. Interexchange carriers are telephone companies that are allowed to provide long distance telephone service between local exchange areas. TDS Telecom provides centralized administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

Core Incumbent Local Exchange Carrier Business Objectives

TDS Telecom is focused on achieving three central strategic objectives: growth, market leadership, and profitability. Management believes that this strategy encompasses many components including: service and product, market and customer strategies; federal support revenues; acquisition plans; competitive environment; and construction and development. These facets of the business are all impacted by regulations imposed by the FCC and state regulatory authorities, as discussed below. Each component identified is discussed in detail below.

TDS Telecom's Incumbent Local Exchange Carrier Retail Services

TDS Telecom's Incumbent Local Exchange Carrier (ILEC) retail presence includes 111 companies in 28 states. These companies serve both residential and business customers.  Approximately 76% of TDS Telecom's equivalent access lines serve residential customers and approximately 24% serve business customers. Retail customers are composed primarily of residential customers and businesses, government and institutional telecommunications users.

The retail customer base is a mix of rural, small town and suburban customers, with concentrations in the Upper Midwest and the Southeast. Approximately 81% of TDS Telecom's ILEC retail customers are located in rural and small town areas, while the other 19% are located in more suburban markets. TDS Telecom's promotional and sales strategy for the retail customer consists of two major initiatives: building brand equity by creating awareness of the TDS Telecom brand name and using direct marketing to sell specific products and services. The more rural and diverse nature of TDS Telecom's markets has historically made direct marketing more effective than mass media such as radio and television. In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail. It has been more selective, though still active, in the use of other alternative marketing channels such as telemarketing as a means of generating sales. Newspaper advertising is used as well. TDS Telecom continues to explore new ways of marketing to its customers, in particular, finding ways to better take advantage of the marketing capabilities of the Internet. Uniform branding has made the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its media mix.

Most ILEC business customers could be described as small to medium sized businesses or small office/home office customers. TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, realty, hotels and motels, education and government. TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size and strategic importance. Different sales and distribution channels are targeted at each segment. Account executives focus on the most profitable customers by staying in contact with them on a regular basis. TDS Telecom employs a performance based compensation plan for its account executives targeted at profitable revenue and customer satisfaction results.

TDS Telecom's wholesale presence involves a diverse customer base. Wholesale market services have traditionally provided a majority of TDS Telecom's revenues. TDS Telecom receives a significant amount of its incumbent local exchange carrier revenue from the sale of traditional wholesale services, such as access services and billing and collections services to the interexchange carriers. As a result, TDS Telecom continues to provide a high level of service to traditional interexchange carrier wholesale customers such as AT&T, MCI, Sprint and the Regional Bell Operating Companies. Recent and proposed regulatory changes and mergers discussed below may affect the sources of TDS Telecom's independent local exchange carriers' wholesale revenues.

The wholesale market focus is on access revenues. TDS Telecom's operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate long distance traffic on their networks. Access services, billing and collection services and other primarily traditional wholesale offerings generated $314 million, or approximately 51% of TDS Telecom's incumbent local exchange carrier revenue for the year ended December 31, 2006, compared to $346 million or approximately 52% in 2005. The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return, (see “Incumbent Local Exchange Carrier Regulation” below).

The FCC's re-examination of all currently regulated forms of access and accompanying compensation is ongoing and the prospect for action is uncertain. The FCC is currently considering whether and how to reform the charges between carriers for use of each other's networks. See “Incumbent Local Exchange Carrier Regulation”.

Where applicable and subject to state regulatory approval, TDS Telecom's incumbent local exchange subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools. However, many intrastate toll revenue pooling arrangements, formerly sources of substantial revenues to TDS Telecom's incumbent local exchange companies, were replaced with access charge based arrangements designed to generate revenue flows similar to those previously realized in the pooling process. While several states where TDS Telecom operates are considering ways to lower intrastate access rates, most have decided to forestall proceedings pending an FCC decision on the Missoula Plan.

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

TDS Telecom’s Incumbent Local Exchange Carrier Market Strategy

TDS Telecom has three primary strategic goals to grow and protect its markets. The goals are to build customer loyalty, grow revenues and control costs. Management of TDS Telecom believes it can achieve these goals by offering new and updated products and services. This will be achieved by:

•                  Providing superior customer service to customers;

•                  Building brand equity in the TDS brand name; and

•                  Creating value added packages and bundles.

Customer Service.  TDS Telecom distinguishes itself by the way customer service is offered to its retail customers. TDS Telecom operates independent local exchange carrier companies in 28 states with professional service representatives and field representatives who both live and work in many of the communities they serve.  In 2007, TDS Telecom will be focused on creating specialized customer service teams to more effectively and efficiently serve the individual needs of its consumer customer segment. TDS Telecom believes that its strengths in two key areas—value proposition and customer service—provide a fundamental competitive advantage for TDS Telecom.

Brand Equity.  TDS Telecom continued to build on the branding process by increasing its Internet web presence. TDS Telecom’s web site offers product and service information, company information, product/service ordering capability, electronic payment options and account management. TDS Telecom continues to leverage its sales and marketing messages through cost-effective public relations activities. For example, TDS Telecom is in partnership with collegiate athletics at the University of Wisconsin-Madison and University of Minnesota for advertising and signage throughout the sports complexes and other high traffic areas, which increases awareness of the company brand with customers and potential customers. Management of TDS Telecom believes that branding will increase the loyalty of its customers and reduce expenses through more cost-effective marketing.

Value Added Product Bundles and Packages.  Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider. TDS Telecom has found that by offering and bundling a full complement of telecommunications and video services in customer friendly packages, it can build customer loyalty and reduce customer churn. TDS Telecom offers bundles which include local telephone services, Internet services, long distance services and DISH satellite TV. TDS Telecom also continued expansion of its digital subscriber line markets and is considered the preferred high-speed Internet vendor in its high-speed data markets based on customer surveys.

TDS Telecom continued to expand its presence in the business data market with virtual private networks and Internet co-location products. A virtual private network provides connectivity between two points using the public Internet as the transport mechanism. Co-location provides customer web server hosting at a TDS Telecom facility, providing space for computer equipment, Internet bandwidth, and environmental facilities.

TDS Telecom has continued to grow its long distance product line and is the number one long distance provider in its ILEC territory.

Incumbent Local Exchange Carrier Markets Technology

In 2006, TDS Telecom continued its program of enhancing and expanding its service-providing network. TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies such as:

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

During 2006, TDS Telecom continued to launch digital subscriber line service in its markets, bringing total markets served to 118 at December 31, 2006. At that date the Company was able to provide DSL service to 82% of its access lines served.

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

TDS Telecom’s expected incumbent local exchange carrier capital spending in 2007 is expected to be $95 million to $110 million, compared to actual capital expenditures of $113.2 million in 2006 and $97.5 million in 2005.

Incumbent Local Exchange Carrier Markets Competition

The Telecommunications Act of 1996 initiated a process of transformation in the telecommunications industry. Public policy has for some time embraced the dual objectives of universal service and competition for long distance services and, to a more limited extent, permitted some local service competition, for example, from wireless providers. The Telecommunications Act of 1996, however, established local competition as a national telecommunications policy. The Telecommunications Act of 1996 requires non-exempt incumbent local exchange carriers to provide “reasonable and non-discriminatory” interconnection services and access to unbundled network elements to any competitive local exchange carrier that seeks to enter the incumbent local exchange carrier’s market. The Telecommunications Act of 1996 also allows competitive local exchange carriers to collocate network equipment in incumbent local exchange carrier central offices and prevents incumbent local exchange carriers and competitive local exchange carriers from unduly restricting each other from the use of facilities or information that enable competition. The FCC has adopted rules implementing the Telecommunications Act of 1996 and establishing the pricing policies that incumbent carriers are able to use to charge for interconnection and providing elements of the network, and those rules and pricing policies have been upheld by the United States Supreme Court.  However, because all of the TDS Telecom incumbent local exchange carriers are rural telephone companies, they currently remain exempt from the most burdensome market opening requirements (except for Mid-Plains Telephone, LLC in Wisconsin, which no longer is subject to the general rural exemption). See the Incumbent Local Exchange Carrier Regulation section below for a discussion on rural exemptions. The exemption rules, coupled with the challenging economics of competing in lower population density markets and the high service quality TDS Telecom provides, have delayed wireline competitive local exchange carriers’ competitive entry into most of TDS Telecom’s incumbent local exchange markets. TDS Telecom, however, has experienced some reductions in physical access lines, due in part to removal of second lines and in part to competition from cable providers which offer voice telephone service on high-speed Internet service via cable modems (Voice over Internet Protocol), from wireless carriers which offer nationwide calling plans, and from other Voice over Internet Protocol providers. TDS Telecom continues to actively deploy its own high-speed Internet product offering (digital subscriber line service) in its markets to meet its customers’ broadband needs. The FCC recently reclassified digital subscriber line service as an information service, which gives TDS Telecom regulatory flexibility in providing this service. The FCC also classified cable modem service as an information service, and is currently considering a similar classification for wireless broadband service.

TDS Telecom expects competition in the telecommunications industry to continue to develop in the coming years. Wireless service providers will continue to compete in TDS Telecom’s markets, and it is anticipated they will continue to be classified as competitive eligible telecommunications carriers allowing them to receive universal service support based on the costs of an incumbent local carrier serving a market which receives high cost support. TDS Telecom also anticipates increased competition from cable providers in certain markets, which represents a significant change in the competitive landscape that may pose a serious challenge to TDS Telecom’s operations. TDS Telecom’s strategy for retaining and growing its incumbent local exchange carrier equivalent access line and customer base is to build customer loyalty by 1) providing superior service quality and customer care, 2) capitalizing on its local presence in the communities it serves, and 3) offering a suite of products and services bundled in response to customer preferences. There can be no assurance that TDS Telecom’s strategy will be successful.

Incumbent Local Exchange Carrier Regulation

TDS Telecom subsidiaries are primarily incumbent local exchange carriers, the traditional regulated local telephone companies in their communities. TDS Telecom’s incumbent local exchange subsidiaries are regulated by federal and state regulatory agencies and TDS Telecom seeks to maintain positive relationships with these regulators. Rates, including local rates and intrastate access charges, continue to be subject to state commission approval in many states. The regulators also establish and oversee implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, universal service obligations, promotion of competition, and the deployment of advanced services. The regulators enforce these provisions with orders and sometimes financial penalties.  TDS Telecom will continue to pursue desired changes in rate structures and regulation to attempt to maintain affordable rates and reasonable earnings.

TDS Telecom has also elected alternative forms of regulation for its subsidiaries in several states and will continue to pursue alternative regulation for the remaining subsidiaries. For those subsidiaries where alternative regulation is elected, TDS Telecom will need to ensure compliance within the constraints imposed, while taking advantage of the opportunities afforded under alternative regulation. The possibility exists, however, that regulators may re-regulate these subsidiaries under traditional rate-of-return regulation if they determine that it is no longer appropriate to regulate them under alternative regulation.  While subsidiaries in those states under alternative regulation will not face as much regulatory scrutiny of their earnings, the subsidiaries in the remaining states will continue to file rate cases and face earnings reviews by the state regulatory commissions. Over the next several years, TDS Telecom will continue to manage these planned traditional rate cases, as well as respond to commission initiated earnings reviews. Furthermore, other regulatory issues will need to be addressed, such as responding to the financial impacts of any universal service and access charge reform, regulation of new competitors (e.g. Voice over Internet Protocol and cable providers) and changes to other industry compensation mechanisms.

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

Most of the TDS Telecom incumbent local exchange companies participate in both the National Exchange Carrier Association interstate common line and traffic sensitive access charge tariffs. Many of TDS Telecom’s incumbent local exchange carriers also participate in the access revenue pools administered by the FCC-supervised National Exchange Carrier Association, which collects and distributes the revenues from interstate access charges. The FCC retains minimal regulatory oversight over interstate toll rates and other issues relating to interstate telephone service, but continues to regulate the interstate access system.

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

The FCC and the telecommunications industry were very involved in 2006 in reviewing intercarrier compensation issues, and action is possible but not certain in 2007.  More broadly, the FCC is currently considering how and whether to change the system of compensating carriers for use of each other’s networks. The most widely supported proposal (called the “Missoula Plan”) under consideration would establish a “unitary” rate for interstate and intrastate access charges for each rural company, which would have the effect of reducing revenues from the historically higher intrastate access rates. As part of the Missoula Plan, but potentially on a quicker track, the FCC is considering a proposal for an interim process that would resolve many of the so-called “phantom traffic” problems (traffic that is not billable) that could be implemented prior to establishing a more comprehensive process, which if adopted as proposed may allow TDS Telecom to bill for traffic that it could not have billed for in the past. The FCC is also considering whether to regulate Voice over Internet Protocol providers as telecommunications service providers and therefore make them subject to access charges for Voice over Internet Protocol traffic that terminates on the public switched network. If the FCC adopts changes in access charge regulations that reduce the revenues from interstate and/or potentially intrastate access charges, these changes could have a material adverse impact on TDS Telecom. TDS Telecom will attempt to replace lost access revenues through charges to customers or through government support payments.

On May 23, 2001, the FCC ordered the modification of its existing universal service support mechanism for rural local telephone companies by adopting an interim mechanism for a five-year period, beginning July 1, 2001. The FCC capped the growth of the high cost loop fund for rural telephone companies indexed for inflation and the change in number of rural telephone loops. This interim period was extended until the FCC adopts new high-cost support rules for rural carriers.

During 2006, the FCC and U.S. Congress continued reviewing the universal service fund and applicable rules to assess the sustainability of the fund and they continue in 2007 to examine the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the eligibility and portability of payments.  Despite interim adjustments to make the funding more sustainable, such as the FCC’s June 2006 decision to extend universal service contribution obligations to providers of interconnected VoIP and raise the safe harbor used to estimate interstate revenue for wireless providers, the FCC has indicated that additional changes are necessary to stabilize the fund. Given the overall growth in the fund, some FCC members and members of Congress have expressed concerns that the fee imposed on all telecommunications customers to finance the fund will soon reach politically unacceptable levels. The FCC also requested the Federal-State Joint Board, a body made up of FCC Commissioners and state regulatory officials, to evaluate the high-cost universal service support mechanisms for rural carriers, and to assess various changes, including the definition of a rural company, consolidation of study areas within a state, restricting support to a primary line, and the adoption of a forward looking cost mechanism. On May 1, 2007,  the Federal-State Joint Board recommended to the FCC that it impose an “interim, emergency cap” on the total amount of high cost support that competitive eligible telecommunications carriers may receive for each state.  The cap would be based on the support such carriers were receiving at the end of 2006 in a given state.  If a state was not receiving any support for competitive eligible telecommunications carriers at the end of 2006, it could not receive any support during the time the cap was in place.  The Joint Board also recommended that the cap last for eighteen months while the FCC considered other measures for reforming high cost universal service support mechanisms and stated that it would make further policy recommendations to the FCC within six months.  The FCC has sought public comment on the interim cap proposal and on the additional recommendations the Joint Board is considering.  The FCC has yet to take action on these proceedings. A cap on support available for eligible telecommunication carriers (i.e., specifically wireless carriers) is intended to enhance the sustainability of the fund. In August 2006, the Federal-State Joint Board on Universal Service also sought comment on using a competitive bidding process to distribute federal USF money, but action changing the distribution of funds in 2007 in uncertain. Changes in the universal service fund that reduce the size of the fund and payments to TDS Telecom could have a material adverse impact on the company’s financial position, results of operations, and cash flows.

All forms of federal support available to incumbent local exchange carriers are now “portable” to any local competitor that qualifies for support as an eligible telecommunications carrier. A number of wireless carriers have been classified as eligible telecommunications carriers and in 2006 one of the largest wireless carriers took significant steps to be so classified. Portable per-line support is currently based on the incumbent’s per line support and that could make it more attractive for wireless carriers and other companies to enter rural or suburban markets as a competitor in high-cost TDS Telecom incumbent local exchange service areas. To limit the growth of the universal service fund while making it more sustainable, the FCC adopted stricter criteria and reporting requirements when it certifies eligible providers to receive funds, but states are not required to adopt these standards when they certify a provider.

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

Because all TDS Telecom incumbent local exchange carriers are classified as “rural telephone companies”, the Telecommunications Act generally exempts them from the obligations outlined above until they receive a bona fide request for interconnection and the relevant state commission has determined that the rural exemption should be lifted. Mid-Plains Telephone, LLC, located in Middleton, Wisconsin, lost its rural exemption and is the only non-exempt subsidiary of TDS Telecom. To date, the interconnection requests received by TDS Telecom incumbent local exchange carriers have recognized their status as “rural telephone companies”, and have been limited in scope. TDS Telecom has also received interconnection requests in several states from a cable company for the purpose of network interconnection, transport and termination of local calling area traffic, and local number portability, which represents a significant change in the competitive landscape that may pose a serious competitive challenge to TDS Telecom’s operations.

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

Under a 1994 federal law, the Communications Assistance to Law Enforcement Act (“CALEA”), all telecommunications carriers, including TDS Telecom, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity. TDS Telecom is substantially in compliance with the requirements of such act.  However, issues exist as to the applicability of such act to transmissions of “packet data” and other “information services.”  In September 2005, the FCC held that the obligations of CALEA apply to facilities-based broadband Internet access providers and providers of interconnected (VoIP) service.  The U.S. Court of Appeals for the D.C. Circuit upheld that decision in June 2006.  TDS Telecom became substantially CALEA compliant for its facilities-based broadband Internet access by the deadline of May 14, 2007

The FCC continues to consider policies to encourage nationwide advanced broadband infrastructure development. TDS Telecom has invested significantly to deliver broadband services to its customers and supports policies that further the goal of bringing broadband services to all rural customers. However, TDS Telecom does not support proposals that advocate the complete deregulation of broadband services that may adversely affect economic support for high cost areas. State commissions have also been seeking to mandate the deployment of advanced services and enhancements to the infrastructure (e.g., higher modem speeds and digital subscriber lines), and those mandates will result in additional costs to condition the loops to provide the service. In 2005, the FCC changed the regulatory classification of digital subscriber line from Title II (common carrier regulation) to Title I (which governs information services and is mostly deregulated). Specifically, the FCC provided incumbent local exchange carriers the flexibility to offer the transmission component of digital subscriber lines service on a common carrier basis, a non-common carrier basis, or some combination of both to affiliated or unaffiliated Internet service providers, which will allow TDS Telecom to continue to receive existing levels of access and universal service fund support for digital subscriber line service. After thorough evaluation, TDS Telecom has selectively chosen the appropriate type of regulation for each of its companies that provision DSL. The federal telecommunications law preserves interstate toll rate averaging and imposes a nationwide policy that interstate and intrastate long distance rates of all long distance carriers should not be higher in rural areas than in urban areas they serve.

TDS Telecom continues to participate in state and federal regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high-cost rural service areas to keep TDS Telecom incumbent local exchange carriers’ rates affordable and allow for the continued development of rural infrastructure. The ongoing changes in public policy due to numerous court, regulatory and legislative proceedings and the introduction of competition may adversely affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

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

In connection with prior financings from the RTB, TDS Telecom purchased stock in the RTB.  Although TDS Telecom subsidiaries repaid all of their debt to the RTB, TDS Telecom subsidiaries continued to own RTB stock.  In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB. In 2006, TDS Telecom remitted its shares and received $101.7 million from the RTB.

Incumbent Local Exchange Carrier and Related Acquisitions and Divestitures

TDS and TDS Telecom may continue to make opportunistic acquisitions of operating telephone companies and related communications providers. Since January 1, 2002, TDS has acquired three telephone companies serving a total of 27,000 net equivalent access lines for an aggregate consideration totaling $78.2 million, all of which were transferred to TDS Telecom. The consideration paid by TDS consisted entirely of cash.

Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and by the FCC, and in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. The TDS acquisition strategy is to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom’s product and services growth strategy. While management believes that it will be successful in making additional targeted acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

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

On November 30, 2004, TDS completed the sale of certain wireless properties to ALLTEL. TDS Telecom sold a majority interest in one wireless market which has been operated by ALLTEL and an investment interest in one wireless market for a total of $62.7 million in cash.

Competitive Local Exchange Carrier Segment

Leverage Strengths Into Competitive Local Exchange Carrier Markets

The second component of TDS Telecom’s business strategy includes leveraging its ILEC existing strengths into operations as a competitive local exchange carrier. This strategy encompasses many components including the customers within the market, market strategy, competitive environment, and infrastructure deployment and development. Additionally, planning for ongoing competitive local exchange carrier operations must consider the regulatory environment in which they operate.

The TDS competitive local exchange carrier operation is primarily facilities-based, having deployed nine switching facilities, 113 collocations and multiple, primarily local, fiber networks across the service area. Currently, the operations depend on using Regional Bell Operating Company (“RBOC”) local loops to reach almost all customers. TDS Telecom’s competitive local exchange carrier strategy maintains a geographic focus and is designed to leverage TDS Telecom’s existing management and infrastructure to complement TDS Telecom’s incumbent local exchange carrier clustering strategy. TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities based entry as a competitive local exchange carrier. Because it can utilize the infrastructure (e.g. billing systems, network control center, operating systems, financial systems and control accounting, technology planning, etc.) built for the TDS Telecom incumbent local exchange carrier business, management believes that the TDS Telecom competitive local exchange carrier can be profitable in markets that may not support stand alone start-ups. Additionally, TDS Telecom believes that its competitive local exchange carriers can become profitable faster than stand alone start-ups at the higher end of its targeted range (over 200,000 population). TDS Telecom’s strategy is to be the leading alternative provider for customers’ telecommunications needs in its competitive local exchange carrier markets. To this end, TDS Telecom has deployed industry standard Class 5 time-division multiplexing switches as well as three new Softswitches, Internet protocol technologies and other network transport facilities in its targeted competitive local exchange carrier markets. TDS Telecom follows a “clustering” approach to building its competitive local exchange carriers which allows it to cost effectively aggregate and transport long distance traffic, share service and repair resources and realize marketing efficiencies. As in its incumbent local exchange carrier markets, TDS Telecom positions itself as an integrated wireline communications provider in its chosen competitive local exchange carrier markets by providing local, long distance, Internet and new Internet protocol content services through its own facilities-based networks. TDS Telecom provides competitive local exchange carrier telecommunications services through its TDS Metrocom subsidiary.

TDS Telecom began offering competitive local exchange carrier services in the fourth quarter of 1997. These services are offered in the Madison, greater Fox Valley, Milwaukee, Racine, Kenosha, Janesville and Beloit, Wisconsin markets; in the Rockford and Lake County, northern suburbs of Chicago, Illinois markets; in the greater Grand Rapids, Kalamazoo, Battle Creek, Holland, Grand Haven, Lansing, Jackson, Ann Arbor and the western suburbs of Detroit, Michigan markets; in the Minneapolis/St. Paul, Rochester, Duluth, St. Cloud and Brainerd, Minnesota markets; and in Fargo, North Dakota.  An exchange of markets with Integra Telecom in the second quarter of 2006, added approximately 2,100 lines to the TDS northern Minnesota markets.  As of December 31, 2006, TDS Telecom had 456,200 competitive local exchange carrier equivalent access lines, of which 93.0% were provisioned on-switch.

The competitive local exchange carrier operation is currently testing the deployment of last mile replacement loop technologies.  Launched in 2004 and expanded during 2006, a fixed wireless network was deployed in a portion of the greater Fox Valley market. Initially deployed as a consumer market test, the fixed wireless initiative was expanded to include commercial account applications in the fourth quarter of 2005.  The wireless method of delivery allows for somewhat greater bandwidth (faster speeds up to 8 megabytes) when compared to current digital subscriber line services. Customers located more than 10,000 feet from the central office are now able to receive high-speed data services, thus mitigating distance limitations inherent in copper telephony-based high-speed Internet services.  Wireless delivery also allows for greater control over the installation intervals (the time beginning when a customer orders service to when service is delivered) and the customer service experience that end users have once the service is implemented. Wireless delivery also facilitates provisioning high-speed Internet and/or voice services to customers using facilities that are 100% owned and operated by the competitive local exchange carrier, thus eliminating the need for incumbent local exchange carrier local loops and eliminating the risk of regulatory changes affecting the cost of delivering service.   As of December 31, 2006, the TDS trial operation has provisioned and put in service a total of 818 fixed wireless customers.

TDS Telecom’s deployment of fixed wireless infrastructure within the Fox Valley market will be also be used to test Voice over Internet Protocol (VoIP) services.  The Internet Protocol (IP) market tests will bundle high-speed Internet services with voice services over a network that decreases dependence on Regional Bell Operating Company local facilities.  While high speed data services were delivered to consumer and commercial customers in the first quarter of 2006, testing of Voice over Internet Protocol (VoIP) over wireless high speed data is expected to continue through the first half of 2007.

To grow and protect  its markets, TDS Telecom is expanding fixed wireless broadband in the Madison, Wisconsin market to cover geographic areas of the market that it cannot adequately service with leased, copper-based broadband technologies.  The initial deployment will deliver higher speed multi-megabyte Internet access service to both the consumer and commercial market sectors.  Throughout 2007, TDS Telecom plans to provision voice and high-speed data service bundles over the fixed wireless network. The Madison fixed wireless deployment includes equipment utilizing licensed spectrum. During 2007, TDS Telecom intends to augment its existing landline competitive network with the wireless broadband equipment operating on the 2.5GHz band licensed spectrum (see “Competitive Local Exchange Carrier and Related Acquisitions and Divestitures”).  Installation of fixed wireless equipment and testing for the two initial fixed wireless tower sites were completed during the first quarter of 2007. Nine additional Madison area fixed wireless tower sites are planned for operations by end of year 2007.  As part of the overall fixed wireless broadband strategy, TDS Telecom will evaluate licensed spectrum availability in other key markets and has urged the FCC to make additional licensed spectrum available in the 3.65GHz band

All of the currently deployed strategies recognize the changing telecommunications marketplace and the need to meet customer demands for greater bandwidth while decreasing dependence on Regional Bell Operating Companies for infrastructure elements, especially the local loops. Further efforts to test and deploy alternative last mile technologies are expected in the near future as well as efforts designed to maximize revenue opportunities with existing high-speed Internet customers. One such effort launched during 2005 is a bundled Internet content product set. This content bundle, offered initially to existing high-speed Internet customers, provides for special access to media and interactive content providers. Providing for the availability of a better Internet experience has generated new revenue through subscriptions to this bundle and will serve as another incentive to non-broadband users to upgrade to the faster broadband Internet services in the competitive local exchange operation portfolio of services.  During 2006, an average of 23% of all new consumer high-speed data sales included a content product set.

Competitive Local Exchange Carrier Market Strategy

The competitive local exchange carrier strategy places primary emphasis on small and medium sized commercial customers and residential customers. Medium sized commercial prospects are characterized by above average access line to employee ratios, heavier utilization of data services and a focus on using telecommunications for business improvement. Commercial accounts typically seek increased telephony capabilities at reduced costs. To combat growing Regional Bell Operating Company customer “Winback” programs that use a low price strategy, TDS Telecom pursues an application sales strategy. This commercial, consultative sales approach builds on customer preference for integrated communication services and the customer’s perception that some of the value of the product is in personalized service. Application sales techniques create user value by a process of discovery of customer needs focused on utilizing new and existing technologies to improve business performance and create greater efficiencies in the use of telecommunications services. Ongoing after-the-sale support consultants ensure that customers always have up-to-date information about new technologies and opportunities to frequently evaluate the configurations of their telecommunications services. The application sales approach also aids in maximizing the impact of integrated voice and data technologies as businesses increase their use of data as part of their business models.

An emphasis on product development has led to the introduction of several integrated voice and data solutions as well as the creation of small business bundled products targeting one-to-five-line business customers that make buying telecommunications and data services easier and increase the perceived value of these products. Offering cost effective voice/data solutions bundled with and provisioned on a single access line provides for direct cost savings to the customer, removes distance limitations commonly associated with digital subscriber line technology, and gives the customer greater flexibility to grow business telecommunications use.  As of December 31, 2006, the CLEC had sold and provisioned 9,756 integrated T1s within the commercial sector.

Additional commercial products/services/applications are under development to sell deeper into new and existing commercial accounts.  The TDS ILEC commercial customer premise equipment (CPE) services will be leveraged and expanded into the CLEC markets.  Expanded offerings for the commercial sector include traditional telephone systems, Internet Protocol (IP) enabled telephone systems and new technology service offerings, such as hosted Internet Protocol telephony services.  Tying CLEC service offerings to CPE products is intended to drive greater customer revenues while promoting a true “One Vendor” telecommunications provider experience for CPE, voice and data services.   Internet Protocol (IP) and managed services product sets are under development to provide additional customer valued system management applications tied to CPE and recurring service revenue streams.   Local area networks (LAN)/wide area networks (WAN) equipment management, virtual private networks (VPN), firewall services, internet intrusion protection services, and universal resource locater (URL) filtering will provide commercial customers with additional services, controls and network protection.

TDS Telecom’s competitive local exchange carrier operation focuses on gaining additional market share within established competitive local exchange carrier markets. TDS Telecom’s competitive local exchange carriers concentrate on increasing sales distribution channels, targeting new customer segments, and rolling out new service and product sets to existing customers and to the targeted market segments.

The consumer sales strategy focuses on bundling to create demand by the mass market. TDS Telecom seeks to take the features that customers value and combine them with calling plans attractive to a majority of high-value customers. To make its products even more attractive to the high-value consumer segment, TDS Telecom emphasizes its high-speed data solutions tied to traditional service bundles. Sales of high-speed data service bundles are emphasized to counter cellular “cut the cord” customer acquisition strategies. TDS Telecom offers digital subscriber line service to provide the customer with suitable bundles that compete directly with Regional Bell Operating Companies and cable providers.  Consumer high-speed data customer acquisition will be the priority for 2007.   Other IP based product applications will then be sold over the data “pipes” to provide additional value to customers.  For the consumer market, TDS Telecom has built its customer acquisition strategy around direct response programs that allow it to deliver a tightly targeted message to specific high-value customer segments. TDS Telecom employs a variety of channels to sell, including Web marketing, door-to-door sales, agent partnerships, and telemarketing.

While the competitive local exchange carrier operation is positioning itself as a high-quality telecommunications provider, it is experiencing price competition from the Regional Bell Operating Companies and other competitive local exchange carriers as it attempts to gain and retain customers.  In addition, the Regional Bell Operating Companies are actively seeking regulatory and technological barriers that could impede TDS Telecom’s access to facilities used to provide telecommunications services.  The competitive local exchange carrier operation continues to develop and maintain an efficient cost structure to ensure that it can match price-based initiatives from competitors. Wireless data, Internet protocol telephony, and packet switching networks are all being evaluated or deployed to increase high-speed data reach, to lower the cost of providing service, and to ensure continuing access to network facilities for service provision. To effectively compete in its chosen markets, TDS Telecom is continuing new service and product development to provide high-quality, leading edge services to its customers that can be leveraged by both its independent local exchange carrier and competitive local exchange carrier operations. As discussed below, the TDS Telecom competitive local exchange carrier operation is also actively advocating regulatory frameworks that would enable its competitive local exchange operations to grow profitably and continue to meet expectations for new and improved services of its customers.

Competitive Local Exchange Carrier Technology

During 2006, TDS Telecom continued fiber network upgrades to further expand its customer base. TDS Telecom’s competitive local exchange carrier operation continued to add capacity to its switches to accommodate expansion and improved redundancy in its overall network.

TDS Telecom’s expected capital spending in 2007 is $15 million to $20 million for competitive local exchange carrier markets, compared to actual capital expenditures of $17.3 million in 2006 and $27.1 million in 2005. Financing for capital additions will be provided by internally generated funds.

Competitive Local Exchange Carrier Market Competition

TDS Telecom’s competitive local exchange carrier operation faces a range of competition including the incumbent Regional Bell Operating Company, or one or more competitive local exchange carriers, cable providers, wireless carriers, Voice over Internet Protocol providers, and others.

TDS Telecom’s competitive local exchange carrier operation competes with the Regional Bell Operating Companies on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering, and customer service. The Regional Bell Operating Companies have long-standing relationships with their customers and are well established in their respective markets. Although the Regional Bell Operating Companies generally are subject to greater pricing and regulatory constraints than competitive local exchange carriers, Regional Bell Operating Companies are achieving increased pricing flexibility for their services and have implemented long-term customer contracts with high cancellation penalties for retention purposes. The Regional Bell Operating Companies continue to pursue aggressive “Winback” programs that have been somewhat effective in regaining lines lost to competitive local exchange carriers. Competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities; customer service; response to customer needs; service features; and price. It is not based on any proprietary technology. As a result of the technology used in its networks, TDS Telecom may have cost and service quality advantages over some currently available Regional Bell Operating Company networks. In addition, TDS Telecom believes that, in general, its competitive local exchange carrier operations provide more attention and responsiveness to their customers than do the Regional Bell Operating Company competitors to similar customers.

TDS Telecom also faces competition from other competitive local exchange carriers in almost all of the areas where it has competitive local exchange carrier operations. Although some competitive local exchange carriers may be weak financially, competition also comes from other entities. These entities include Regional Bell Operating Company resellers, cable television companies, Voice over Internet Protocol providers, cellular/wireless carriers, traditional Internet service providers, wireless Internet service providers (WISP) and private networks built by large end users. TDS Telecom’s competitive local exchange carrier market positioning against these carriers is based on regional focus, application oriented, results driven sales teams, personal customer care, simple and compelling offers, and consistent execution of processes—including the back office provisioning processes required to manage connections with RBOC provided facilities.

Competitive Local Exchange Carrier Markets Regulation

A number of federal and state regulatory proposals, policies and proceedings are important to TDS Telecom’s competitive local exchange carrier operations. TDS Telecom worked with a group of competitive carriers advocating that reasonable conditions be placed upon the merged company formed by the combination of SBC and AT&T.  In its order approving the SBC/AT&T merger, the FCC imposed two conditions that were directly favorable to TDS Telecom:  1) a two-year cap on the rates charged by AT&T (formerly SBC) for unbundled network elements; and 2) a recalculation of the wire centers where unbundled network elements will be available, to remove AT&T as a separate collocator for purposes of determining if the wire center meets the threshold for denying access to certain unbundled elements under the Triennial Review Remand Order.  The first condition will provide stability for a major driver of costs in TDS Telecom’s competitive operations.  The second will serve to make more geographic areas available for access to unbundled network elements.  During 2006, the new AT&T, in turn, acquired BellSouth.  As a condition approving the AT&T/BellSouth merger, the FCC extended the same restrictions on UNE rate increases for a period that will end three years after the closing of the AT&T/BellSouth merger.  In addition, additional conditions were required by the FCC that will streamline the process for negotiating and extending interconnection agreements with AT&T, which will be beneficial to TDS Telecom’s competitive operations going forward.

As noted above, unbundled loop rates should be stable in the AT&T (formerly SBC and BellSouth) region for the next three years.  Within the Qwest region, Qwest has filed a request to raise unbundled loop rates.  TDS Telecom is participating with a group of CLECs to oppose or limit any increase.  Any change in the rates would apply prospectively from the conclusion of the case, which will likely not occur until the end of 2007.

In 2007, issues related to intercarrier compensation will continue to become more prominent. The FCC is considering a proposal (called the “Missoula Plan”) to replace the current intercarrier compensation system with a “unitary” rate for interstate and intrastate access charges, which would have the effect of reducing revenues. In particular, intrastate access charges, which are part of CLEC operator’s revenue streams, may be reduced toward interstate levels. TDS Telecom will advocate for a system that adequately compensates carriers for the use of their facilities, replaces lost access revenues through charges to customers or through government support payments, and recognizes that different carrier cost structures may call for individualized rate structures. It is not yet known if the FCC will act in 2007 on the Missoula Plan as proposed, make changes, or act on only discrete parts of the intercarrier compensation system.

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

Competitive Local Exchange Carrier and Related Acquisitions and Divestitures

TDS Telecom may from time to time seek to improve competitive positioning by exiting certain geographic markets and consolidating operations in other markets. TDS Telecom may also trade properties with other competitive local telephone service providers to improve its geographic footprint and to improve its position within existing footprints. In addition, there may be reasons to divest selected customer segments across markets if and when competitive and regulatory conditions change.

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

To further develop its fixed wireless capabilities, TDS Telecom purchased wireless spectrum assets from SkyCable TV of Madison, LLC, a former Madison, Wisconsin-based wireless cable provider, during the fourth quarter of 2005. TDS Telecom plans to use the assets for broadband wireless use.  The purchase enables local wireless broadband services in Madison similar to those in the company’s wireless broadband trial in Wisconsin’s Fox Valley area.

New and Developing Technologies

An important component of TDS Telecom’s business strategy is to develop high-growth services, particularly in the data area. Data communications is one of the fastest growing portions of the telecommunications services industry. In light of the growth of Internet use and rapid introduction of new telecommunications technology, TDS Telecom intends to offer a suite of data services in all of its markets, thereby positioning itself as a full-service broadband services provider. TDS Telecom currently provides dial-up and digital subscriber line Internet access to its incumbent local exchange carrier and competitive local exchange carrier customers. At December 31, 2006, TDS Telecom’s incumbent local exchange carrier provided dial-up Internet service to approximately 77,100 customers and digital subscriber line service to approximately 105,100 customers, while the competitive local exchange carrier provided dial-up Internet services to approximately 10,200 customers and digital subscriber line service to approximately 42,100 customers.

TDS Telecom continued to grow its services in the data communications market at both its incumbent local exchange carrier and its competitive local exchange carrier, including further deployment of digital subscriber line technology. TDS Telecom’s penetration of broadband access exceeded that of dial-up Internet services in 2006. Digital subscriber line technology will continue to be a key technology for the provision of broadband Internet access. TDS Telecom will continue to deploy digital subscriber line services as an important element of high-speed Internet access and as a complementary service to web hosting, messaging, and collocation services. During 2006, TDS Telecom introduced new digital subscriber line services and offered a broader range of speed options to meet the varied needs of its customers, offering up to six-megabits-per-second residential digital subscriber line service in selected markets.

For the future, a number of services utilizing a broadband connection are in various stages of research and development such as content applications, Voice over Internet Protocol, Internet call waiting and video services. TDS Telecom management believes that demand for “Triple Play” (voice, data and video) services is currently being clearly demonstrated in the marketplace. TDS Telecom currently has two Internet Protocol television (“IPTV”) over fiber to the premises trials underway in its incumbent local exchange carrier operation. TDS Telecom continues to make progress with these terrestrial video trials. In addition to these terrestrial video trials, our direct broadcast satellite partnership positions us to compete for Triple Play customers across virtually all of our markets. TDS Telecom is encouraged by early signs of emergence of a substantial market for on-demand TV, that the very high speed DSL Internet protocol networks would be well positioned to offer.

Investments

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile share prices. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets. The investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests. The tax basis of each investment is significantly below its current market value; therefore, disposition of the investments would result in significant taxable gains.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per ADR) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution which was paid on August 18, 2006, U.S. Cellular and TDS Telecom received approximately $28.6 million and $7.6 million, respectively, in cash; these amounts, representing returns of capital for financial statement purposes, were recorded as a reduction in the accounting basis of the marketable equity securities. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs and TDS Telecom’s previous 2,700,545 Vodafone ADRs were consolidated into 2,362,976 ADRs.

The investments in marketable equity securities are classified as available-for-sale for financial statement purposes. The market value of these investments aggregated $2,790.6 million at December 31, 2006, and $2,531.7 million at December 31, 2005. The net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets, was $750.0 million at December 31, 2006 and $578.3 million at December 31, 2005.

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

Under the terms of the forward contracts, subsidiaries of TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars typically are adjusted contractually for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential typically is reduced. If the dividend decreases, the collar’s upside potential typically is increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

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

The following table summarizes certain facts surrounding the contracted securities as of December 31, 2006.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone Group Plc (2)	11,327,674	$17.22-$18.37	$17.22-$19.11	201,038
Deutsche Telekom	131,461,861	$10.74-$12.41	$13.04-$15.69	1,532,257
				1,754,114
Unamortized debt discount (3)				28,405
				$1,725,709

(1)          The per share amounts represent the range of floor and ceiling prices of all the securities monetized.

(2)          See above for a discussion of the Special Distribution and Share Consolidation related to the Vodafone ADRs that was effected on July 28, 2006.

(3)          Certain forward contracts are structured as zero coupon obligations. The debt discount is being amortized over the lives of the contracts.

The forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular matured in May 2007.  TDS elected to deliver VeriSign common shares in settlement of the forward contracts, and to dispose of all remaining VeriSign common shares in connection therewith.  U.S. Cellular elected to deliver Vodafone ADRs in settlement of the related forward contracts and to dispose of all remaining Vodafone ADRs held by U.S. Cellular in connection therewith.  Following such transactions in May 2007, TDS continues to hold 2,362,976 Vodafone ADRs and is subject to related forward contracts that mature in October 2007.

Deferred income taxes have been provided for the difference between the financial reporting bases and the income tax bases of the marketable equity securities and derivatives. The deferred income tax liability related to marketable equity securities totaled $943.5 million as of December 31, 2006; of this amount, $395.9 million was classified as current and $547.6 million was classified as noncurrent. The deferred income tax liability related to marketable equity securities totaled $890.1 million as of December 31, 2005; the entire amount was classified as noncurrent. The deferred income tax asset related to derivatives totaled $302.6 million as of December 31, 2006; of this amount, $143.6 million was classified as current and $159.0 million was classified as noncurrent. At December 31, 2005, the deferred income tax asset related to derivatives totaled $185.7 million; the entire amount was classified as noncurrent.

Employees

TDS enjoys satisfactory employee relations. As of December 31, 2006, approximately 11,800 persons were employed by TDS, 90 of whom are represented by unions.

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

Competition in the telecommunications industry is intense.  TDS’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  TDS anticipates that competition may cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future.  Some of TDS’s competitors are national or global telecommunications companies that are larger than TDS, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer.  In addition, TDS may face competition from technologies that may be introduced in the future or from new entrants into the industry.  There can be no assurance that TDS will be able to compete successfully in this environment or that new technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS will not be developed.

Sources of competition to TDS’s wireless business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable television companies and resellers (including mobile virtual network operators) and providers of other alternate telecommunications services. Many of TDS’s wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.

Sources of competition to TDS’s wireline incumbent local exchange carrier business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission service providers, wireless communications providers, cable television companies, competitive access service providers, competitive local exchange carriers, Voice over Internet Protocol (VoIP) providers and providers using other emerging technologies. In the future, TDS expects the number of its wireline physical access lines served to continue to be adversely affected by wireless and broadband substitution and by cable company competition.

Sources of competition to TDS’s wireline competitive local exchange carrier business include the sources identified in the prior paragraph as well as the incumbent local exchange carrier in each market, which enjoys competitive advantages, including its wireline connection to virtually all of the customers and potential customers of TDS’s competitive local exchange carrier, its established brand name and its substantial financial resources.  TDS’s competitive local exchange carrier is typically required to discount services to win potential customers.  These factors result in lower operating margins for TDS’s competitive local exchange carrier, and make it vulnerable to any discount pricing policies that the incumbent local exchange carrier may adopt to exploit its lower-cost structure and greater financial resources.

These factors are not in TDS’s control.  Changes in such competitive factors could result in product, service, pricing or cost disadvantages and could have an adverse effect on TDS’s business, financial condition or results of operations.

Consolidation in the telecommunications industry could adversely affect TDS’s revenues and increase its costs of doing business.

There has been a recent trend in the telecommunications and related industries towards consolidation of service providers through joint ventures, reorganizations and acquisitions.  TDS expects this trend towards consolidation to continue, leading to larger competitors over time. TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution  resources or that offer more services than TDS, which could adversely affect TDS’s revenues and costs of doing business.  In addition, consolidation of long distance carriers could result in TDS having to pay more for long distance services, which could increase TDS’s costs of doing business.

Advances or changes in telecommunications technology, such as Voice over Internet Protocol or WiMAX, could render certain technologies used by TDS obsolete, could reduce TDS’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products and enhancements and changes in end-user requirements and preferences.  Technological advances and industry changes, such as the implementation by other carriers of third generation (“3G”) technology or wideband technologies such as “WiFi” and “WiMAX” which do not necessarily rely on FCC-licensed spectrum, could cause the technology used on TDS’s wireless networks to become less competitive or obsolete.  In addition, Voice over Internet Protocol, also known as VoIP, is an emerging technological trend that could cause a decrease in demand for TDS’s telephone services.  TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If TDS cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

Changes in the regulatory environment or a failure by TDS to timely or fully comply with any regulatory requirements  could adversely affect TDS’s financial condition, results of operations or ability to do business.

TDS’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Adverse decisions or increased regulation by these regulatory bodies could negatively impact TDS’s operations by, among other things, increasing TDS’s costs of doing business, permitting greater competition or limiting TDS’s ability to engage in certain sales or marketing activities. For instance, on April 2, 2007, the FCC issued an order establishing new rules for the safeguarding of “customer proprietary network information.” TDS will incur additional operating costs as it conforms its procedures to these rules.

TDS’s wireless business requires licenses granted by the FCC to provide wireless telecommunications services.  Typically, such licenses are issued for initial 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal applications. Failure to comply with FCC requirements in a given service area could result in the revocation of TDS’s license for that area or in the imposition of fines.  Court decisions and rulemakings could have a substantial impact on TDS’s wireless operations, including rulemakings on intercarrier access compensation and universal service. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’s ability to respond to new regulations. TDS is unable to predict the future actions of the various regulatory bodies that govern TDS, but such actions could have material adverse effects on TDS’s wireless business.

For instance, on May 1, 2007,  a Federal-State Joint Board considering universal service issues recommended to the FCC that it impose an “interim, emergency cap” on the total amount of high cost support that competitive eligible telecommunications carriers may receive for each state.  The cap would be based on the support such carriers were receiving at the end of 2006 in a given state.  If a state was not receiving any support for competitive eligible telecommunications carriers at the end of 2006, it could not receive any support during the time the cap was in place.  The Joint Board also recommended that the cap last for eighteen months while the FCC considered other measures for reforming high cost universal service support mechanisms and stated that it would make further policy recommendations to the FCC within six months.  The FCC has sought public comment on the interim cap proposal and on the additional recommendations the Joint Board is considering. A cap on support available for eligible telecommunication carriers (i.e., specifically wireless carriers) is intended to enhance the sustainability of the Fund. If adopted by the FCC, the cap would be detrimental to U.S. Cellular and other wireless carriers receiving high cost universal service support as it would diminish the amount of support they would have been otherwise eligible to receive had the cap not been imposed.

TDS’s wireline operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Adverse decisions or increased regulation by these regulatory bodies could negatively impact TDS’s operations by, among other things, increasing TDS’s costs of doing business, permitting greater competition or limiting TDS’s ability to engage in certain sales or marketing activities. TDS is unable to predict the future actions of the various regulatory bodies that govern TDS, but such actions could have material adverse effects on TDS’s wireline business.

TDS’s incumbent local exchange carriers have been granted permission to operate by each of the states in which TDS operates. TDS is subject to regulation from the regulatory commissions in each of these states as well as from the FCC. State regulatory commissions have primary jurisdiction over local and intrastate rates that TDS charges customers, including, without limitation, other telecommunications companies, and service quality standards. The FCC has primary jurisdiction over the interstate access rates that TDS charges other telecommunications companies that use TDS’s network and issues related to interstate service.  TDS receives a substantial amount of its incumbent local exchange carrier revenue from other interexchange carriers for providing access to its network and compensation from the Universal Service Fund and other support funds.  The FCC is re-examining all currently regulated forms of access charges and the prospect for continued access charges is uncertain.  Furthermore, the FCC is reviewing the Universal Service Fund and applicable rules to assess the sustainability of the fund and is examining the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the eligibility and portability of payments. Changes in access charges and the Universal Service Fund that reduce the size of the fund and/or payments to TDS could have a material adverse impact on this source of revenues.  Future revenues, costs, and capital investment in TDS’s wireline business could be adversely affected by material changes to these regulations including but not limited to changes in intercarrier compensation, state and federal universal service support, unbundled network element platform (UNE-P) or loop (UNE-L) pricing and requirements, and VoIP regulation.

Although TDS’s competitive local exchange carriers do not have regulatory review in the same way as the incumbent local exchange carriers, the viability of their business model depends on FCC and state regulations.  Court decisions and regulatory developments relating to UNE-P, UNE-L and access and transport options could negatively affect the competitive local exchange carrier’s ability to obtain access to certain local networks or provide broadband services to end users and/or increase the cost of providing some services.  As a result of certain recent court decisions and regulatory developments, TDS is phasing-out most of its competitive local exchange carrier operations that rely on an unbundled network element platform (UNE-P) provided by incumbent carriers.  Moreover, the loss of some access and transport options as a result of such developments is and would be unfavorable for TDS’s competitive local exchange carrier operations and could negatively affect their ability to provide broadband services to end users.

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

The assessment of legal proceedings is a highly subjective process that requires judgments about future events.  The amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements.  In addition, litigation or similar proceedings could impose restraints on TDS’s current or future manner of doing business. Such potential outcomes could have an adverse effect on TDS’s financial condition, results of operations or ability to do business

Costs, integration problems or other factors associated with acquisitions/divestitures of properties or licenses and/or expansion of TDS’s business could have an adverse effect on TDS’s business, financial condition or results of operations.

As part of TDS’s operating strategy, TDS may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment.  The acquisition of additional businesses will depend on TDS’s ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions.  TDS also will be subject to competition for suitable acquisition candidates.  Any acquisitions, if made, could divert the resources and management time of TDS and would require integration with TDS’s existing business operations and services.  As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to TDS or would be successfully integrated into TDS’s operations.  These transactions commonly involve a number of risks, including :

•                  entering markets in which TDS has limited or no direct prior experience and competitors have stronger positions;

•                  uncertain revenues and expenses, with the result that TDS may not realize  the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;

•                  difficulty of integrating the technologies, services, products, operations and personnel of the acquired businesses;

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

If TDS expands into new telecommunications businesses or markets, it may incur significant expenditures, a substantial portion of which must be made before any revenues will be realized.  Such expenditures may increase as a result of the accelerated pace of regulatory and technological changes.  Such expenditures, together with the associated high initial costs of providing service in new markets, may result in reduced cash flow until an adequate revenue base is established.  There can be no assurance that an adequate revenue base will be established in any new technology or market which TDS pursues.

If TDS expands into new telecommunications businesses or markets, it will incur certain additional risks in connection with such expansion, including increased legal and regulatory risks, and possible adverse reaction by some of its current customers.  Such telecommunications businesses and markets are highly competitive and, as a new entrant, TDS may be disadvantaged.  The success of TDS’s entry into new telecommunications businesses or markets will be dependent upon, among other things, TDS’s ability to select new equipment and software and to integrate the new equipment and software into its operations, to hire and train qualified personnel and to enhance its existing administrative, financial and information systems to accommodate the new businesses or markets.  No assurance can be given that TDS will be successful with respect to these efforts.

If TDS is not successful with respect to its expansion initiatives, its business, financial condition  or results of operations could be adversely affected.

Changes in various business factors could have an adverse effect on TDS’s business, financial condition or results of operations.

Changes in any of several factors could have an adverse effect on TDS’s business, financial condition or results of operations.  These factors include, but are not limited to:

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

TDS has relationships with agents, dealers and other third-party retailers to obtain customers.   Agents and dealers are independent business people who obtain customers for TDS on a commission basis.  TDS’s agents are generally in the business of selling wireless telephones, wireless service packages and other related products. TDS’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies.   Additionally, in support of its overall Internet initiatives, TDS has recruited agents which provide services exclusively through the Internet.

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

TDS is making investments in various new technologies and service and product offerings.  These investments include technologies for enhanced data services offerings. TDS expects new services, products and solutions based on these new technologies to contribute to future growth in its revenues.  However, the markets for some of these services, products and solutions are still emerging and the overall potential for these markets remains uncertain and unproven.  If customer demand for these new services, products and solutions does not develop as expected, TDS’s financial conditions or results of operations could be adversely affected.

An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to TDS could have an adverse effect on TDS’s business, financial condition or results of operations.

TDS’s customers can access another carrier’s analog cellular or digital system automatically only if the other carrier allows TDS’s customers to roam on its network. TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of TDS’s network footprint.  Although TDS currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. Some competitors may be able to obtain lower roaming rates than TDS because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service TDS provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and TDS’s customers may not be able to use some of the advanced features, such as voicemail notification, or data applications that the customers enjoy when making calls within TDS’s network.   In addition, TDS’s wireless “CDMA” and “CDMA 1XRTT” technology is not compatible with certain other technologies used by certain other carriers, such as GSM and GPRS, limiting the ability of TDS to enter into roaming agreements with such other carriers.  TDS’s roaming partners could switch their business to new operators or, over time, to their own networks. Changes in roaming usage patterns, rates per roaming minute of use and relationships with carriers whose customers generate roaming minutes of use on TDS’s network could have an adverse effect on TDS’s revenues and revenue growth.

If TDS is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to TDS, and that satisfy TDS’s quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

Changes in access to content for data or video services or access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on TDS’s business, financial condition or results of operations.

TDS’s businesses increasingly depend on access to content for data or video services and access to new handsets being developed by vendors.  TDS’s ability to obtain such access depends in part on other parties.  If TDS is unable to obtain access to content for data, music or video services or prompt access to new handsets being developed by vendors on a timely basis, its business, financial condition or results of operations could be adversely affected.

Operation of TDS’s supply chain and management of its inventory balances requires accurate forecasting of customer growth and demand, which has become increasingly challenging.  If overall demand for handsets or the mix of demand for handsets is significantly different than TDS’s expectations, TDS could face inadequate or excess supplies of particular models of handsets.  This could result in lost sales opportunities or a buildup of inventory that could not be sold easily.  Either of these situations could adversely affect TDS’s revenues, costs of doing business, results of operations or financial condition.

A failure by TDS’s service offerings to meet customer expectations could limit TDS’s ability to attract and retain customers and could have an adverse effect on TDS’s operations.

Customer acceptance of the services that TDS offers is and will continue to be affected by technology and range of service- based differences from competition and by the operational performance, quality, reliability, and coverage of TDS’s networks.  TDS may have difficulty attracting and retaining customers if it is unable to meet customer expectations for a range of services, or if it is otherwise unable to resolve quality issues relating to, its networks, billing systems, or customer care or if any of those issues limit TDS’s ability to expand its network capacity or customer base, or otherwise place TDS at a competitive disadvantage to other service providers in its markets. The level of customer demand for TDS’s next-generation services and products is uncertain. Customer demand could be impacted by differences in the types of services offered, service content, technology, footprint and service areas, network quality, customer perceptions, customer care levels and rate plans.

A failure by TDS to complete significant network build-out and system implementation as part of its plans to improve the quality, coverage, capabilities and capacity of its network could have an adverse effect on its operations.

TDS’s business plan includes significant build-out activities and enhancements to its network.  As TDS deploys, expands, and enhances its network, it may need to acquire additional spectrum. Also, as TDS continues to build out and enhance its network, TDS must, among other things, continue to:

•                  lease, acquire or otherwise obtain rights to a large number of cell and switch sites;

•                  obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

•                  complete and update the radio frequency design, including cell site design, frequency planning and network optimization, for each of TDS’s markets; and

•                  improve, expand and maintain customer care, network management, billing and other financial and management systems.

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs in all markets.  Failure to successfully build out and enhance TDS’s network and necessary support facilities and systems in a cost effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on TDS’s business, business prospects, financial condition or results of operations.

A failure by TDS’s wireless business to acquire adequate radio spectrum could have an adverse effect on TDS’s business and operations.

TDS’s wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC. TDS could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the potential expanded demands for existing services in critical markets, and to enable deployment of next-generation services. Such a failure could have a material adverse impact on the quality of TDS’s services or TDS’s ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services. TDS may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions. As required by law, the FCC periodically conducts auctions for licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC. The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses. Even if the FCC determines to conduct further auctions in the future, TDS may not be successful in those future auctions in obtaining the spectrum that TDS believes is necessary to implement its business and technology strategies. In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum. TDS also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees or otherwise, including by purchases of other licensees outright. However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.

Financial difficulties of TDS’s key suppliers or vendors, or termination or impairment of TDS’s relationship with such suppliers or vendors, could result in a delay or termination of TDS’s receipt of equipment, services or content which could adversely affect TDS’s business and results of operations.

TDS depends upon certain vendors to provide it with equipment, services or content that TDS needs to continue TDS’s network build-out and upgrade and to operate its business.  TDS does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties and are unable to provide equipment, services or content to TDS on a timely basis or cease to provide such equipment, services or content or if such key suppliers otherwise fail to honor their obligations to TDS, TDS may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, TDS’s business, financial condition or results of operations could be adversely affected.

An increase of TDS’s debt in the future could subject TDS to various restrictions and higher interest costs and decrease its cash flows and earnings.

TDS may increase its debt in the future for acquisitions or other purposes. For example, TDS may require substantial additional financing to fund capital expenditures, license purchases, operating costs and expenses, domestic or international investments, or other growth initiatives. TDS currently relies on its committed revolving credit facilities to meet any additional short-term financing needs.  Other sources of financing may include public or private debt.  The agreements governing any indebtedness may contain financial and other covenants that could impair TDS’s flexibility and restrict TDS’s ability to pursue growth opportunities.  In addition, increased debt levels could result in higher interest costs and lower net cash flows and earnings.

An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on TDS’s business, financial condition or results of operations.

Due to competition for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain qualified personnel necessary for the development of its business. The loss of the services of existing personnel as well as the failure to recruit additional qualified personnel in a timely manner would be detrimental to TDS’s growth and activities requiring expertise. The failure to attract and/or retain such personnel could have an adverse effect on TDS’s business, financial condition or results of operations.

TDS has significant investments in entities that it does not control.  Losses in the value of such investments could have an adverse effect on TDS’s results of operations or financial condition.

TDS has significant investments in entities that it does not control, including investments in Deutsche Telekom AG and Vodafone Group Plc and a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”).  TDS cannot provide assurance that these entities will operate in a manner that will increase the value of TDS’s investments, that TDS’s proportionate share of income from the LA Partnership will continue at the current level in the future or that TDS will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect TDS’s financial condition or results of operations.

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

TDS and its subsidiaries operate capital-intensive businesses.  TDS has used internally-generated funds and has also obtained substantial funds from external sources to finance the build-out and enhancement of markets, to fund acquisitions and for general corporate purposes.  TDS also may require substantial additional capital for, among other uses, acquisitions of providers of wireless or wireline telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.  In the long term, reduction of TDS’s construction, development and acquisition programs likely would have a negative impact on TDS’s consolidated revenues, income and cash flows.

Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments could have an adverse effect on TDS’s financial condition or results of operations.

TDS does not have control over changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments.  Income taxes and other federal or state taxes represent significant expenses for TDS.  Accordingly, changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments could have an adverse effect on TDS’s financial condition or results of operations.

War, conflicts, hostilities and/or terrorist attacks or equipment failure, power outages, natural disasters or breaches of network or information technology security could have an adverse effect on TDS’s business, financial condition or results of operations.

Wars, conflicts, hostilities, terrorist attacks, major equipment failures, power outages, natural disasters, breaches of network or information technology security or similar disasters or failures that affect TDS’s mobile or wireline telephone switching offices, information systems, microwave links, third-party owned local and long distance networks on which TDS relies, TDS’s cell sites or other equipment or the networks of other providers which TDS customers use or on which they roam could have a material adverse effect on TDS’s operations. Although TDS has certain back-up and similar arrangements, TDS has not established a formal, comprehensive business continuity or emergency response plan at this time. As a result, under certain circumstances, TDS may not be prepared to continue its operations, respond to emergencies or recover from disasters or other similar events. TDS’s inability to operate its telecommunications system or access or operate its information systems even for a limited time period, or the loss or disclosure of customer data, may result in a loss of customers or impair TDS’s ability to serve customers or attract new customers, which could have an adverse effect on TDS’s business, financial condition or results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, TDS is required to furnish a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of its Form 10-K filed with the SEC. TDS management is also required to report on the effectiveness of TDS’s disclosure controls and procedures. The independent auditors of TDS are required to attest to, and report on, management’s assessment and the effectiveness of internal control over financial reporting.  As disclosed in this Form 10-K, TDS management has identified material weaknesses in internal control over financial reporting and, accordingly, has determined that internal control over financial reporting was not effective at December 31, 2006.  Reference is made to Item 9A of this Form 10-K for a description of such material weaknesses in internal control over financial reporting.  Such material weaknesses could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on TDS’s business, financial condition or results of operations.  Further, if TDS does not successfully remediate any known material weaknesses in a timely manner, it could be subject to sanctions by regulatory authorities such as the SEC, it could fail to timely meet its regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on TDS’s business, financial condition or results of operations.

The restatement of financial statements by TDS and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’s credit rating, liquidity, financing arrangements, capital resources and ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect TDS’s listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of TDS’s publicly traded equity and/or debt and/or TDS’s business, financial condition or results of operations.

TDS and its audit committee concluded that TDS would restate its financial statements in November 2005, November 2006 and April 2007, which resulted in delays in the filing of periodic reports with the SEC.  This resulted in downgrades of TDS’s credit ratings, defaults under TDS’s revolving credit agreement and certain forward contracts, non-compliance under TDS’s debt indenture, non-compliance under the requirements of the American Stock Exchange with respect to the listing of the TDS Common Shares and the TDS Special Common Shares and non-compliance with the requirements of the New York Stock Exchange with respect to the listing of certain series of TDS debt thereon.  These restatements and delays, or any subsequent delays in filing reports with the SEC, could have adverse consequences, including the following:  TDS’s credit ratings could be further downgraded, which would result in an increase in its borrowing costs and could make it more difficult for TDS to borrow funds on satisfactory terms.  The lenders on TDS’s revolving credit agreement and/or the counterparty on the forward contracts could refuse to waive or extend a waiver of defaults, impose restrictive covenants or conditions or require increased payments and fees.   The holders of debt under TDS’s indenture could attempt to assert a default and, if this is successful and TDS does not cure the default in a timely manner, accelerate such debt.  The American Stock Exchange could begin delisting proceedings with respect to the TDS Common Shares and TDS Special Common Shares.  The New York Stock Exchange could begin delisting proceedings with respect to TDS debt that is listed thereon.   TDS may not be able to file shelf registration statements on Form S-3 for an extended period of time, which may limit TDS’s ability to access the capital markets.  TDS may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse affect on TDS’s ability to attract and retain employees. TDS also could face shareholder litigation or SEC enforcement action.

The pending SEC investigation regarding the restatement of TDS’s financial statements could result in substantial expenses, and could result in monetary or other penalties.

The staff of the SEC is conducting an informal inquiry regarding TDS’s accounting practices in response to the restatements that were announced in November 2005 and November 2006.  TDS is cooperating fully with the SEC staff.  However, depending upon the scope and duration of the SEC’s review, substantial expenses and diversion of management’s attention and resources for the foreseeable future could be required.  Also, if TDS is unsuccessful in defending against this or other investigations or proceedings, TDS could incur monetary or other penalties that could have an adverse effect on its business, financial condition or results of operations.

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

Numerous state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles. These laws or, other laws if passed, prohibiting or restricting the use of wireless phones while driving, could have the effect of reducing customer usage, which could cause an adverse effect on TDS’s business, financial condition, or results of operations.

TDS’s assets are concentrated in the U.S. telecommunications industry.  As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

TDS’s assets are concentrated in the U.S. telecommunications industry and, in particular in the Midwestern portion of the United States.  TDS’s focus on  the U.S. telecommunications industry, with concentrations of assets and operations in the Midwest, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.

The market price of TDS’s Common Shares and Special Common Shares is subject to fluctuations due to a variety of factors.

Prices of TDS stocks are subject to fluctuations from time to time due to a variety of factors such as:

•                  general economic conditions;

•                  wireless and telecommunications industry conditions;

•                  fluctuations in TDS’s quarterly customer activations, churn rate, revenues, results of operations or cash flows;

•                  variations between TDS’s actual financial and operating results and those expected by analysts and investors; and

•                  announcements by TDS’s competitors.

Any of these or other factors could adversely affect the future market prices of TDS stocks, or cause the future market prices of the stocks to fluctuate from time to time.

Certain matters, such as control by the TDS Voting Trust and provisions in the TDS restated certificate of incorporation, as amended, may serve to discourage or make more difficult a change in control of TDS.

The TDS restated certificate of incorporation, as amended, and the TDS bylaws contain provisions which may serve to discourage or make more difficult a change in control of TDS without the support of the TDS board of directors or without meeting various other conditions.

The TDS restated certificate of incorporation, as amended, authorizes the issuance of different series of common stock, which have different voting rights.  The TDS Series A Common Shares have the power to elect approximately 75% (less one) of the directors and have ten votes per share in matters other than the election of directors.  The TDS Common Shares (with one vote per share) and TDS Special Common Shares (with one vote per share) vote as a separate group only with respect to the election of 25% (plus one) of the directors.  In matters other than the election of such directors, the TDS Common Shares have one vote per share and the TDS Special Common Shares have no votes except as required by law.  As a result, the TDS Special Common Shares would generally not have any vote in connection with any change of control transaction involving TDS.

A substantial majority of the outstanding TDS Series A Common Shares are held in the TDS Voting Trust which expires on June 30, 2035.  The TDS Voting Trust was created to facilitate the long-standing relationships among the trustees’ certificate holders.  By virtue of the number of shares held by them, the voting trustees have the power to elect eight directors based on the current TDS Board of Directors size of twelve directors, and control a majority of the voting power of TDS with respect to matters other than the election of directors.

The existence of the TDS Voting Trust is likely to deter any potential unsolicited or hostile takeover attempts or other efforts to obtain control of TDS and may make it more difficult for shareholders to sell shares of TDS at higher than market prices.  The trustees of the TDS Voting Trust have advised TDS that they intend to maintain the ability to keep or dispose of voting control of TDS.  TDS is not aware of any current intention of the TDS Voting Trust to dispose of any significant amount of TDS Series A Common Shares or TDS Special Common Shares or of any existing or planned effort on the part of any party to accumulate material amounts of TDS common stock or to acquire control of TDS by means of a merger, tender offer, solicitation in opposition to management or otherwise, or to change TDS’s management.

The TDS restated certificate of incorporation, as amended, also authorizes the TDS board of directors to designate and issue TDS Undesignated Shares in one or more classes or series of preferred or common stock from time to time.  Generally, no further action or authorization by the shareholders is necessary prior to the designation or issuance of the additional TDS Undesignated Shares authorized pursuant to the TDS restated certificate of incorporation, as amended, unless applicable laws or regulations would require such approval in a given instance.  Such TDS Undesignated Shares could be issued in circumstances that would serve to preserve control of TDS’s then existing management.

In addition, the TDS restated certificate of incorporation, as amended, includes a provision which authorizes the TDS board of directors to consider various factors, including effects on customers, taxes, and the long-term and short-term interests of TDS, in the context of a proposal or offer to acquire or merge the corporation, or to sell its assets, and to reject such offer if the TDS Board of Directors determines that the proposal is not in the best interests of the corporation based on such factors.

The provisions of the TDS restated certificate of incorporation, as amended, and the TDS bylaws and the existence of various classes of capital stock could prevent shareholders from profiting from an increase in the market value of their shares as a result of a change in control of TDS by delaying or preventing such change in control.

Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from TDS’s forward-looking estimates by a material amount.

TDS may from time-to-time provide forward-looking information, including estimates of future operating income; depreciation, amortization and accretion expenses; service revenues; net retail customer activations; and/or capital expenditures.  Any such forward-looking information includes consideration of known or anticipated changes to the extent disclosed, but unknown or unanticipated events, including the risks discussed above, could cause such estimates to differ materially from the actual amounts.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The property of TDS consists principally of switching and cell site equipment related to wireless telephone operations; and telephone lines, central office equipment, and related equipment, and land and buildings related to land-line telephone operations. As of December 31, 2006, TDS’s property, plant and equipment, net of accumulated depreciation, totaled $3,581.4 million; $2,628.8 million at U.S. Cellular, $920.4 million at TDS Telecom and $32.2 million at Corporate and Suttle Straus.

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

Item 3.  Legal Proceedings

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of probable loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure.  The adverse ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements and could have a material effect on the results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The table required by this item is not included because there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS common shares during the quarter ended December 31, 2006. In addition, TDS did not have a share repurchase program during the quarter ended December 31, 2006.

However, after December 31, 2006, on March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million in aggregate purchase price of TDS Special Common Shares from time to time pursuant to open market purchases and/or block purchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise. This authorization will expire on March 2, 2010.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13, Annual Report sections entitled “Consolidated Statements of Operations,” “Consolidated Statements of Cash Flows,” “Consolidated Balance Sheets,” “Consolidated Statements of Common Stockholders’ Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Controls Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm “.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, TDS’s Chief Executive Officer and Chief Financial Officer concluded that TDS’s disclosure controls and procedures were not effective as of December 31, 2006, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of December 31, 2006, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. TDS’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. TDS’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of TDS’s management, including its Chief Executive Officer and Chief Financial Officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006:

1.               TDS did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of TDS’s operations and transactions. Further, TDS did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with GAAP.  This control deficiency contributed to the material weaknesses discussed in the items below and the restatement of TDS’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

2.               TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, TDS did not have effective controls designed and in place to accurately calculate income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

3.               TDS did not maintain effective controls over accounting for prepaid forward contracts and related bifurcated embedded derivative instruments.  Specifically, effective controls were not designed and in place to de-designate, re-designate and assess hedge effectiveness of the bifurcated embedded collars within the forward contracts as cash flow hedges of marketable equity securities when the embedded collars were contractually modified for differences between the actual and expected dividend rates on the underlying securities.  This control deficiency affected other comprehensive income on the consolidated balance sheet and fair value adjustments of derivative instruments and income tax expense on the consolidated statement of operations.  This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

4.               TDS did not maintain effective controls over its accounting for property, plant and equipment.  Specifically, effective controls were not designed and in place to ensure accurate recording of transfers and disposals of equipment.  This control deficiency affected depreciation expense, property, plant and equipment and accumulated depreciation.  This control deficiency resulted in the restatement of TDS’s annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses identified, management has determined that TDS did not maintain effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of TDS’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve its technical accounting expertise, documentation from policies through detailed procedures and automation of accounting and financial reporting. Management is devoting significant time and resources to the remediation effort. Management’s remediation activities include the following:

•                  Controller Review Committee — The Controller Review Committee was formed in the fourth quarter of 2004 and currently consists of TDS’s Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Chief Financial Officer.  The Committee oversees the accounting treatment for current, unusual or nonrecurring matters. The Committee has retained external financial accounting experts to advise the Committee on technical accounting matters and, in addition, to provide technical accounting training to financial personnel related to current accounting developments on a quarterly basis.

•                  Accounting Policies and Processes — TDS has engaged external consultants to assist an internal team in performing a comprehensive review of key accounting policies and processes with the intent of eliminating the identified material weaknesses in internal control over financial reporting and improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures, including policies and procedures for new accounting pronouncements, as well as communication and training related to the policies and procedures.  Upon remediation of the material weaknesses, a similar team will be focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, and the implementation of preventive and system-based controls.

•                  Training — Management has engaged external consultants to assist TDS in developing and implementing a training program specific to the needs of accounting personnel.  Training sessions were conducted in both the fourth quarter of 2006 and the first quarter of 2007, and additional classes will be conducted throughout 2007.  In connection with these training efforts, management plans to develop internal subject matter experts with respect to selected areas of accounting topics.

•                  Recruiting — TDS has added and is actively recruiting the necessary personnel to improve its internal control processes and enhance the overall level of expertise. Management is assessing both skill and resource levels in the finance organizations and is adding staffing as well as additional key director level positions to strengthen the organizations.

•                  TDS — a Manager, Accounting and Reporting was added in the second quarter of 2005; a Manager, External Reporting was added in the third quarter of 2005; a Director of Accounting Policy and a Director, Internal Controls and SOX Compliance were added in the third quarter of 2006; and a Manager of Accounting Policy was added in the first quarter of 2007.

•                  U.S. Cellular — a Vice President and Controller was added in the second quarter of 2005 and promoted to Executive Vice President — Finance and Chief Financial Officer in the first quarter of 2007; a Director, Accounting Policy and Reporting was added in the second quarter of 2006; a Manager, Accounting Policy was added in the fourth quarter of 2006; and a new Vice President and Controller was added in the first quarter of 2007.

•                  Income Tax Accounting — TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing a tax provisioning software which TDS believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis.  TDS added an interim consultant in the first quarter of 2007 as the Director of Tax Accounting, a new position.

•                  Forward contracts and related derivative instruments — TDS has enhanced controls related to derivative instrument transactions and changed its accounting for derivatives. TDS has engaged external financial reporting advisors to provide expertise related to forward contracts, derivative instruments and hedge accounting on an ongoing basis.  The financial reporting advisors provided training designed to ensure that all relevant personnel involved in derivative instrument transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities.    Further, TDS has implemented controls to timely and appropriately identify and communicate any change in the derivative instruments that could affect the instruments, hedging effectiveness and underlying security valuation. Although management has evaluated the design of these new controls, placed them in operation and subjected them to testing, the controls have not been in operation for a sufficient period of time to conclude that such controls are operating effectively as of December 31, 2006.

•                  Property, plant and equipment —TDS began implementation of a new fixed assets management system in 2005.  Enhancements to this system and supporting processes and procedures, including a cycle count program covering cell sites and switches, will improve controls related to accounting and reporting for property, plant and equipment, including controls related to disposals and transfers of decommissioned assets.

Changes in Internal Control Over Financial Reporting

The following were changes in TDS’s internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting.

Accounting for Contracts — TDS has enhanced controls related to monitoring, review and communication of contract activity. Management has improved internal communications to ensure that the Controller’s department receives timely and accurate information to fairly reflect the impact of contracts in the financial statements at the end of each quarter.  In addition, management has implemented lower thresholds to review and approve contracts that could impact the financial statements. The increased level of review has enabled management to closely monitor contract activity and the new contracts entered during the year. Management implemented and designed the new controls to ensure that contract activity is recorded and disclosed in the financial statements with appropriate accuracy, completeness and validity. Management has concluded that the material weakness associated with the recording and disclosure of vendor contracts has been remediated as of December 31, 2006.

Leases — TDS has designed and implemented controls surrounding the recording and processing of lease information and the disclosure of future lease commitments in TDS’s financial statements. Actions taken include expanded utilization of an existing real estate management system to record, track and administer lease information including lease terms, renewal option periods, and future lease commitments.  TDS conducted a thorough review to ensure that all lease agreements were properly and accurately included in the real estate management system.  In addition, TDS implemented new controls related to the approval and recording of lease transactions (including additions, amendments and terminations) and the determination of rent expense and future lease commitments on an ongoing basis.  As a result of these changes in internal control, management has concluded that the material weakness associated with leases has been remediated as of December 31, 2006.

On November 30, 2006, Sandra L. Helton resigned from the position of Executive Vice President and Chief Financial Officer of TDS effective as of the end of the day on December 31, 2006.

On December 4, 2006, Kenneth R. Meyers was appointed Executive Vice President and Chief Financial Officer of TDS effective January 1, 2007, and in such capacity will serve as principal financial officer of TDS. Mr. Meyers was also appointed a director of TDS effective January 1, 2007. Mr. Meyers ceased to be U.S. Cellular’s Executive Vice President — Finance, Chief Financial Officer and Treasurer and U.S. Cellular’s principal financial officer on December 31, 2006. Mr. Meyers was appointed Chief Accounting Officer of U.S. Cellular and TDS Telecom effective January 1, 2007, and in such capacity will serve as principal accounting officer of U.S. Cellular and TDS Telecom.

On December 4, 2006, Steven T. Campbell was appointed Executive Vice President — Finance, Chief Financial Officer and Treasurer of U.S. Cellular effective January 1, 2007, and in such capacity will serve as principal financial officer of U.S. Cellular.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement section entitled “Executive and Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Exhibit 99.1 to this Form 10-K, Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a)             The following documents are filed as a part of this report:

(1) Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders’ Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Management’s Report on Internal Controls Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm— PricewaterhouseCoopers LLP	Annual Report*

*                 Incorporated by reference from Exhibit 13.

(2) Financial Statement Schedules

Location
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule—PricewaterhouseCoopers LLP	page S-1

II. Valuation and Qualifying Accounts	page S-2
Los Angeles SMSA Limited Partnership Financial Statements	page S-3
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	page S-4
Balance Sheets	page S-5
Statements of Operations	page S-6
Statements of Changes in Partners’ Capital	page S-7
Statements of Cash Flows	page S-8
Notes to Financial Statements	page S-9

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

10.3	TDS 1994 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 99.1 to TDS’s Registration Statement on Form S-8 (Registration No. 33-57257).

10.4	TDS Amended and Restated 2004 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.1 of TDS’s Current Report on Form 8-K dated April 11, 2005.

10.5

TDS Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2005) is hereby incorporated by reference to Exhibit 99.1 to TDS’s Current Report on Form 8-K dated November 2, 2006.

10.6	TDS 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 10.2 of TDS’s Current Report on Form 8-K dated April 11, 2005.

10.7	TDS Compensation Plan for Non-Employee Directors, as amended May 10, 2007.

10.8

TDS 2007 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and TDS dated December 5, 2006 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated December 5, 2006.

10.9

TDS 2007 Bonus Deferral Agreement between LeRoy T. Carlson and TDS dated November 10, 2006 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated November 10, 2006.

10.10(a)

U.S. Cellular Executive Officer Annual Incentive Plan Effective January 1, 2005, as amended, is hereby incorporated by reference to Exhibit 10.6 to the United States Cellular Corporation’s Quarterly Report on Form 10-Q/A dated June 30, 2005.

10.10(b)

U.S. Cellular 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

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

10.13

Executive Deferred Compensation Agreement — Phantom Stock Account for 2007 bonus year between John E. Rooney and U.S. Cellular dated December 13, 2006, is hereby incorporated by reference to Exhibit 10.1 to U. S. Cellular Corporation’s Current Report on Form 8-K dated December 13, 2006.

Exhibit Number	Description of Document
10.14

Executive Deferred Compensation Agreement — Interest Account for 2007 between John E. Rooney and U.S. Cellular dated December 13, 2006, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 13, 2006.

10.15	Form of U.S. Cellular’s 2006 Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.16

Form of U.S. Cellular’s 2006 Restricted Stock Unit Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.17

Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.18	Summary of Employment Agreement with James Barr III is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated March, 6, 2006.

10.19

Form of 2006 James Barr III TDS Telecom Director/Officer Long Term Incentive Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.20	Form of 2006 TDS Corporate Officer Long Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.21	Retention Agreement between TDS and Kenneth R. Meyers dated December 4, 2006, is hereby incorporated by reference to Exhibit 99.3 to TDS’s Current Report on Form 8-K dated November 30, 2006.

10.22

Employment Agreement and General Release between TDS and Sandra L. Helton dated November 30, 2006 and amendment thereto dated December 4, 2006, are hereby incorporated by reference to Exhibit 99.4 to TDS’s Current Report on Form 8-K dated November 30, 206.

10.23

TDS 2007 Bonus Deferral Agreement between Kenneth R. Meyers and TDS dated December 6, 2006, is hereby incorporated by reference to Exhibit 99.2 to TDS’s Current Report on Form 8-K dated December 8, 2006.

10.24

TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers dated December 26, 2006, is hereby incorporated by reference to Exhibit 99.1 to TDS’s Current Report on Form 8-K dated January 1, 2007.

10.25

Form of 2006 TDS Corporate Officer Long Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.26

Terms of Letter Agreement between U.S. Cellular and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Telephone and Data Systems, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting of Telephone and Data Systems, Inc. referred to in our report dated June 19, 2007, which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

June 19, 2007

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)

For the Year Ended December 31, 2006
Deducted from deferred tax asset:
For unrealized net operating losses	$(43,677)	$(5,829)	$—	$—	$(49,506)
Deducted from accounts receivable:
For doubtful accounts	(20,820)	(70,366)	—	65,803	(25,383)
For the Year Ended December 31, 2005
Deducted from deferred tax asset:
For unrealized net operating losses	(36,654)	2,513	(9,536)	—	(43,677)
Deducted from accounts receivable:
For doubtful accounts	(17,487)	(46,427)	—	43,094	(20,820)
For the Year Ended December 31, 2004
Deducted from deferred tax asset:
For unrealized net operating losses	(27,811)	(13,202)	4,359	—	(36,654)
Deducted from accounts receivable:
For doubtful accounts	$(24,055)	$(56,372)	$—	$62,940	$(17,487)

LOS ANGELES SMSA LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

TDS’s investment in Los Angeles SMSA Limited Partnership is accounted for by the equity method. Pursuant to Rule 3-09 of Regulation S-X, TDS is required to include audited financial statements of such investment in this Form 10-K filing. The partnership’s financial statements were obtained by TDS as a limited partner. Through U.S. Cellular (an 80.7% subsidiary of TDS), TDS’s ownership percentage of Los Angeles SMSA Limited Partnership is 5.5%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 23, 2007

LOS ANGELES SMSA LIMITED PARTNERSHIP

BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Accounts receivable, net of allowances of $12,028 and $9,274	$255,131	$225,927
Unbilled revenue	26,485	24,203
Due from General Partner	386,206	446,576
Prepaid expenses and other current assets	3,192	2,830
Total current assets	671,014	699,536
PROPERTY, PLANT AND EQUIPMENT—Net	1,552,071	1,452,368
WIRELESS LICENSES	79,543	79,543
OTHER ASSETS	608	547
TOTAL ASSETS	$2,303,236	$2,231,994

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$104,929	$80,285
Advance billings and customer deposits	91,140	75,083
Deferred gain on lease transaction	4,923	4,923
Total current liabilities	200,992	160,291
LONG TERM LIABILITIES:
Deferred gain on lease transaction	63,511	68,024
Other long term liabilities	8,621	5,083
Total long term liabilities	72,132	73,107
Total liabilities	273,124	233,398
COMMITMENTS AND CONTINGENCIES (see Notes 6 and 7)
PARTNERS’ CAPITAL	2,030,112	1,998,596
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,303,236	$2,231,994

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
OPERATING REVENUES (see Note 5 for Transactions with Affiliates and Relate Parties):
Service revenues	$2,926,169	$2,447,848	$2,074,845
Equipment and other revenues	401,584	301,724	225,632
Total operating revenues	3,327,753	2,749,572	2,300,477
OPERATING COSTS AND EXPENSES (see Note 5 for Transactions with Affiliates and Relate Parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	483,552	356,119	266,299
Cost of equipment	553,986	408,579	325,093
Selling, general and administrative	938,591	828,533	764,425
Depreciation and amortization	264,400	237,233	216,317
(Gain) loss on disposal of property, plant and equipment	(23)	(104)	1,558
Total operating costs and expenses	2,240,506	1,830,360	1,573,692
OPERATING INCOME	1,087,247	919,212	726,785
OTHER INCOME:
Interest income, net	38,052	25,067	27,699
Other, net	6,217	4,923	4,923
Total other income	44,269	29,990	32,622
NET INCOME	$1,131,516	$949,202	$759,407
Allocation of Net Income:
Limited partners	$678,909	$569,521	$455,644
General partner	$452,607	$379,681	$303,763

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners’ Capital
BALANCE—January 1, 2004	$595,994	$630,266	$181,779	$81,948	$1,489,987
Distributions	(200,000)	(211,500)	(61,000)	(27,500)	(500,000)
Net income	303,763	321,228	92,647	41,769	759,407
BALANCE—December 31, 2004	699,757	739,994	213,426	96,217	1,749,394
Distributions	(280,000)	(296,100)	(85,400)	(38,500)	(700,000)
Net income	379,681	401,512	115,803	52,206	949,202
BALANCE—December 31, 2005	799,438	845,406	243,829	109,923	1,998,596
Distributions	(440,000)	(465,300)	(134,200)	(60,500)	(1,100,000)
Net income	452,607	478,631	138,045	62,233	1,131,516
BALANCE—December 31, 2006	$812,045	$858,737	$247,674	$111,656	$2,030,112

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,131,516	$949,202	$759,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,400	237,233	216,317
Net (gain) loss on disposal of property, plant and equipment	(23)	(104)	1,558
Provision for losses on accounts receivable	25,088	16,578	15,609
Amortization of gain on lease transaction	(4,513)	(4,923)	(4,923)
Changes in certain assets and liabilities:
Accounts receivable	(54,292)	(48,595)	(48,999)
Unbilled revenue	(2,282)	(2,083)	(4,948)
Prepaid expenses and other current assets	(362)	8	(869)
Accounts payable and accrued liabilities	(1,007)	(28,508)	20,749
Advance billings and customer deposits	16,057	9,232	10,042
Other long term liabilities	3,538	5,083	—
Net cash provided by operating activities	1,378,120	1,133,123	963,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates, net	(338,490)	(391,777)	(314,441)
Change in due from General Partner, net	60,370	(41,346)	(149,502)
Net cash used in investing activities	(278,120)	(433,123)	(463,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,100,000)	(700,000)	(500,000)
Net cash used in financing activities	(1,100,000)	(700,000)	(500,000)
CHANGE IN CASH	—	—	—
CASH—Beginning of year	—	—	—
CASH—End of year	$—	$—	$—
NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES:
Accruals for Capital Expenditures	$10,959	$4,979	$23,234

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

The partners and their respective ownership percentages as of December 31, 2006, 2005 and 2004 are as follows:

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

Property, Plant and Equipment—Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

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

FCC Licenses - The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas.  The FCC grants licenses for terms of up to ten years.  In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current terms of the Partnership’s FCC licenses expire in April 2007, October 2014 and February 2016. The General Partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2006 and 2005.  There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

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

The FCC licenses, on the books of Cellco and the Partnership, are treated as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant.  All of the licenses in Cellco’s nationwide footprint are tested in the aggregate for impairment under SFAS No. 142.  When testing the carrying value of the wireless licenses in 2004 for impairment, Cellco determined the fair value of the aggregated wireless licenses by subtracting from enterprise discounted cash flows (net of debt) the fair value of all of the other net tangible and intangible assets of Cellco, including previously unrecognized intangible assets. This approach is generally referred to as the residual method.  In addition, the fair value of the aggregated wireless licenses was then subjected to a reasonableness analysis using public information of comparable wireless carriers. If the fair value of the aggregated wireless licenses as determined above was less than the aggregated carrying amount of the licenses, an impairment would have been recognized by Cellco and then may have been allocated to the Partnership. During 2004, tests for impairment were performed with no impairment recognized.

On September 29, 2004, the SEC issued a Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.  This Staff Announcement requires SEC registrants to adopt a direct value method of assigning value to intangible assets, including wireless licenses, acquired in a business combination under SFAS No. 141, Business Combinations, effective for all business combinations completed after September 29, 2004.  Further, all intangible assets, including wireless licenses, valued under the residual method prior to this adoption are required to be tested for impairment using a direct value method no later than the beginning of 2005. Any impairment of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle.  Under this Staff Announcement, the reclassification of recorded balances from wireless licenses to goodwill prior to the adoption of this Staff Announcement is prohibited.

Cellco evaluated its wireless licenses for potential impairment using a direct value methodology as of December 15, 2006 and December 15, 2005 in accordance with SEC Staff Announcement No. D-108. The valuation and analyses prepared in connection with the adoption of a direct value method and subsequent revaluation resulted in no adjustment to the carrying value of either Cellco’s or the Partnership’s wireless licenses and, accordingly, had no effect on its financial statements.  Future tests for impairment will be performed at least annually and more often if events or circumstances warrant.

Cellco does not charge the Partnership for the use of any FCC license recorded on its books.  However, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.4%, 4.8% and 5.9% for the years ended December 31, 2006, 2005 and 2004, respectively. Included in net interest income is interest income of $38,286, $25,354 and $27,943 for the years ended December 31, 2006, 2005 and 2004, respectively, related to the due from General Partner.

Distributions — The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157).  SFAS No. 157 defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles, and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Partnership is required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis. The Partnership is currently evaluating the impact this new standard will have on its financial statements.

3.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2006 and 2005:

	Useful Lives	2006	2005
Land		$8,380	$8,380
Buildings and improvements	10-40 years	352,758	334,619
Cellular plant equipment	3-15 years	2,339,005	2,100,803
Furniture, fixtures and equipment	2-5 years	65,882	87,955
Leasehold improvements	5 years	153,934	126,427
		2,919,959	2,658,184

Less accumulated depreciation and amortization		1,367,888	1,205,816

Property, plant and equipment, net		$1,552,071	$1,452,368

Capitalized network engineering costs of $14,214 and $14,834 were recorded during the years ended December 31, 2006 and 2005, respectively.  Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $141,047 and $59,361 at December 31, 2006 and 2005, respectively.  Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $264,400, $237,233 and $216,317, respectively.

Tower Transactions—Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2006 and 2005, the Partnership has $68,434 and $72,947, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $9,718, $8,816 and $8,239 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in cost of service in the accompanying Statements of Operations.  The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.                   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2006	2005
Accounts payable	$51,891	$26,990
Non-income based taxes and regulatory fees	37,490	35,650
Accrued commission	15,548	17,645

Accounts payable and accrued liabilities	$104,929	$80,285

5.                   TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Service revenues (a)	$215,812	$152,079	$118,492
Equipment and other revenues (b)	(33,911)	(9,704)	(23,196)
Cost of service (c)	439,658	294,055	233,945
Cost of equipment (d)	52,927	39,234	39,422
Selling, general and administrative (e)	623,738	562,740	515,905

(a)             Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, data and allocated contra-revenues including revenue concessions.

(b)            Equipment and other revenues include switch revenue, sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

(c)             Cost of service includes roaming costs relating to customers roaming in other affiliated markets and allocated cost of telecom, long distance, and handset applications.

(d)            Cost of equipment includes handsets, accessories, and upgrades and allocated warehousing, and freight.

(e)             Selling, general and administrative expenses include salaries, commissions and billing, and allocated office telecom, customer care, salaries, sales and marketing, advertising, and commissions.

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

The Partnership had net purchases involving plant, property, and equipment with affiliates of $225,547, $247,165 and $203,940 in 2006, 2005 and 2004, respectively.

6.                      COMMITMENTS

The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations.  Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments.  Rent expense is recorded on a straight-line basis.  The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured.  Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term.  For the years ended December 31, 2006, 2005 and 2004, the Partnership recognized a total of $53,502, $49,606 and $38,414, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount
2007	$37,263
2008	31,619
2009	26,001
2010	15,712
2011	7,646
2012 and thereafter	11,987

Total minimum payments	$130,228

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2006 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.                   RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year
Accounts Receivable Allowances:
2006	$9,274	$25,088	$(22,334)	$12,028
2005	11,853	16,578	(19,157)	9,274
2004	20,191	15,609	(23,947)	11,853

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

By:	/s/ LEROY T. CARLSON, JR.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KENNETH R. MEYERS
Kenneth R. Meyers Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ D. MICHAEL JACK
D. Michael Jack Senior Vice President and Controller (Principal Accounting Officer)

Dated  June 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEROY T. CARLSON, JR.	Director	June 19, 2007
LeRoy T. Carlson, Jr.

/s/ LEROY T. CARLSON	Director	June 19, 2007
LeRoy T. Carlson

/s/ KENNETH R. MEYERS	Director	June 19, 2007
Kenneth R. Meyers

/s/ JAMES BARR III	Director	June 19, 2007
James Barr III

/s/ WALTER C.D. CARLSON	Director	June 19, 2007
Walter C.D. Carlson

/s/ LETITIA G.C. CARLSON	Director	June 19, 2007
Letitia G.C. Carlson

/s/ HERBERT S. WANDER	Director	June 19, 2007
Herbert S. Wander

/s/ DONALD C. NEBERGALL	Director	June 19, 2007
Donald C. Nebergall

/s/ GEORGE W. OFF	Director	June 19, 2007
George W. Off

/s/ CHRISTOPHER D. O’LEARY	Director	June 19, 2007
Christopher D. O’Leary

/s/ MARTIN L. SOLOMON	Director	June 19, 2007
Martin L. Solomon

/s/ MITCHELL H. SARANOW	Director	June 19, 2007
Mitchell H. Saranow

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(a)	TDS Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to TDS’s Report on Form 8-A/A filed on July 10, 1998.

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 to TDS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.1(c)

Certificate of Amendment dated April 11, 2005 to TDS’s Restated Certificate of Incorporation, as amended, is hereby incorporated by reference from Exhibit 3 to TDS’s Report on Form 8-A filed on April 11, 2005.

3.2	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 99.5 to TDS’s Current Report on Form 8-K dated November 30, 2006.

4.1(a)	TDS Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to TDS’s Report on Form 8-A/A filed on July 10, 1998.

4.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 to TDS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

4.1(c)

Certificate of Amendment dated April 11, 2005 to TDS’s Restated Certificate of Incorporation, as amended is herby incorporated by reference from Exhibit 3 to TDS’s Report on Form 8-A filed on April 11, 2005.

4.2	TDS Restated By-laws as amended, are hereby incorporated by reference to Exhibit 99.5 to TDS’s Current Report on Form 8-K dated November 30, 2006.

4.3(a)

Indenture between TDS and BNY Midwest Trust Company, dated November 1, 2001, is hereby incorporated by reference to Exhibit 4 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.3(b)

First Supplemental Indenture dated November 28, 2001, between TDS and BNY Midwest Trust Company, establishing TDS’s 7.60% Series A Notes, is hereby incorporated by reference to Exhibit 1 to TDS’s Report on Form 8-A, filed on November 29, 2001.

4.3(c)

Second Supplemental Indenture dated May 31, 2002, by and between TDS and BNY Midwest Trust Company, making changes to the First Supplemental Indenture, is hereby incorporated by reference to Exhibit 4.8 to TDS’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.3(d)

Third Supplemental Indenture dated March 31, 2005, by and between TDS and BNY Midwest Trust Company, establishing TDS’s 6.625% Senior Notes due 2045, is hereby incorporated by reference to TDS Current Report on Form 8-K dated March 23, 2005.

Exhibit Number	Description of Document
4.4

Amended and Restated Revolving Credit Agreement dated December 9, 2004 among TDS and the lenders named therein, Bank of America, N.A., as administrative agent, TD Securities (USA) LLC, as syndication agent, Wachovia Bank, National Association, LaSalle Bank National Association and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch, each as documentation agents, is hereby incorporated by reference to Exhibit 4.1 to TDS’s Current Report on Form 8-K dated December 9, 2004.

4.5

Amended and Restated Revolving Credit Agreement dated December 9, 2004 among U.S. Cellular the lenders named therein, Toronto Dominion (Texas) LLC, as administrative agent, Wachovia Capital Markets, as syndication agent, and Citibank, N.A. and LaSalle Bank National Association as co-documentation agents is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004.

4.6(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York, is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-98921).

4.6(b)

Form of Second Supplemental Indenture dated as of October 31, 2002 between U.S. Cellular and BNY Midwest Trust Company, relating to $130,000,000 of United States Cellular Corporation’s 8.75% Senior Notes due 2032 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated October 31, 2002.

4.6(c)

Form of Third Supplemental Indenture dated as of December 3, 2003 between U.S. Cellular and BNY Midwest Trust Company, relating to $444,000,000 of U.S. Cellular’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to United States Cellular Corporation’s Current Report on Form 8-K dated December 3, 2003.

4.6(d)

Form of Fourth Supplemental Indenture dated as of June 9, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $330,000,000 of U.S. Cellular’s 7.50% Senior Notes due 2032 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 9, 2004.

4.6(e)

Form of Fifth Supplemental Indenture dated as of June 21, 2004 between U.S. Cellular and BNY Midwest Trust Company, relating to $100,000,000 of U.S. Cellular’s 6.70% Senior Notes due 2033 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004.

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
10.5

TDS Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2005) is hereby incorporated by reference to Exhibit 99.1 to TDS’s Current Report on Form 8-K dated November 2, 2006.

10.6	TDS 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 10.2 of TDS’s Current Report on Form 8-K dated April 11, 2005.

10.7	TDS Compensation Plan for Non-Employee Directors, as amended May 10, 2007.

10.8

TDS 2006 Bonus Deferral Agreement between LeRoy T. Carlson, Jr. and TDS dated December 5, 2006 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated December 5, 2006.

10.9

TDS 2006 Bonus Deferral Agreement between LeRoy T. Carlson and TDS dated November 10, 2006 is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated November 10, 2006.

10.10(a)

U.S. Cellular Executive Officer Annual Incentive Plan Effective January 1, 2005, as amended, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Quarterly Report on Form 10-Q/A dated June 30, 2005.

10.10(b)

U.S. Cellular 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

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

10.13

Executive Deferred Compensation Agreement — Phantom Stock Account for 2007 bonus year between John E. Rooney and U.S. Cellular dated December 13, 2006, is hereby incorporated by reference to Exhibit 10.1 to U. S. Cellular’s Current Report on Form 8-K dated December 13, 2006.

10.14

Executive Deferred Compensation Agreement — Interest Account for 2007 between John E. Rooney and U.S. Cellular dated December 13, 2006, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 13, 2006.

10.15	Form of U.S. Cellular’s 2006 Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.16

Form of U.S. Cellular’s 2006 Restricted Stock Unit Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

10.17

Executive Deferred Compensation Agreement for James Barr III dated January 1, 1998 is hereby incorporated by reference to Exhibit 10.15 to TDS’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.18	Summary of Employment Agreement with James Barr III is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated March 6, 2006.

Exhibit Number	Description of Document
10.19

Form of 2006 James Barr III TDS Telecom Director/Officer Long Term Incentive Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.20	Form of 2006 TDS Corporate Officer Long Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.21	Retention Agreement between TDS and Kenneth R. Meyers dated December 4, 2006, is hereby incorporated by reference to Exhibit 99.3 to TDS’s Current Report on Form 8-K dated November 30, 2006.

10.22

Employment Agreement and General Release between TDS and Sandra L. Helton dated November 30, 2006 and amendment thereto dated December 4, 2006 are hereby incorporated by reference to Exhibit 99.4 to TDS’s Current Report on Form 8-K dated November 30, 2006.

10.23

TDS 2007 Bonus Deferral Agreement between Kenneth R. Meyers and TDS dated December 6, 2006 is hereby incorporated by reference to Exhibit 99.2 to TDS’s Current Report on Form 8-K dated December 8, 2006.

10.24

TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers dated December 26, 2006, is hereby incorporated by reference to Exhibit 99.1 to TDS’s Current Report on Form 8-K dated January 1, 2007.

10.25

Form of 2006 TDS Corporate Officer Long Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to TDS’s Current Report on Form 8-K dated March 7, 2006.

10.26

Terms of Letter Agreement between U.S. Cellular and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

10.27

Amended and Restated CDMA Master Supply Agreement between U.S. Cellular and Nortel Networks Inc., is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.28

Guarantee dated as of July 29, 2002, by TDS in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.1 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.29

Guarantee dated as of July 31, 2002, by TDS in favor of Credit Suisse First Boston International relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.2 to TDS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.30

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

10.35

Guarantee, dated November 6, 2002, by TDS in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.22 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.36

Guarantee, dated November 12, 2002, by TDS in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.23 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description of Document
10.37

Guaranty, dated December 5, 2002, by TDS in favor of West LB AG relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.24 to TDS’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.38

Guaranty Agreement, dated as of May 14, 2002, by U.S. Cellular in favor of Citibank N.A. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.39

Guarantee Agreement, dated as of May 10, 2002, by U.S. Cellular in favor of Credit Suisse First Boston International relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.40

Guaranty Agreement, dated as of May 15, 2002, by U.S. Cellular in favor of Toronto Dominion (New York) Inc. relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.41

Guaranty Agreement, dated as of May 15, 2002, by U.S. Cellular in favor of Wachovia Bank, National Association relating to monetization of Vodafone Group American Depositary Receipts is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

11	Statement regarding computation of earnings per share (included in Footnote 4 to financial statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

13	Incorporated portions of 2006 Annual Report to Shareholders.

21	Subsidiaries of TDS.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1	Incorporated portions of certain sections as expected to be included in Notice of Annual Meeting of Shareholders and Proxy Statement for 2007 Annual Meeting of Shareholders

Telephone and Data Systems, Inc.

30 North LaSalle Street

Chicago, Illinois 60602

312/630-1900