Form 10-Q
period 2007-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2007-06-19
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Shares, $.01 par value	51,937,620 Shares
Special Common Shares, $.01 par value	58,402,073 Shares
Series A Common Shares, $.01 par value	6,444,364 Shares

Telephone and Data Systems, Inc. and Subsidiaries

Quarterly Report on Form 10-Q
For the Period Ended March 31, 2007

Part I. Financial Information

Item 1. Financial Statements

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,156,557	$1,059,077

Operating Expenses
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	405,968	376,306
Selling, general and administrative expense	416,482	392,621
Depreciation, amortization and accretion expense	191,310	182,966
Total Operating Expenses	1,013,760	951,893

Operating Income	142,797	107,184

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	23,696	19,805
Interest and dividend income	16,196	11,483
Interest expense	(57,801)	(58,532)
Fair value adjustment of derivative instruments	255,870	30
Other expense	(2,224)	(927)
Total Investment and Other Income (Expense)	235,737	(28,141)

Income Before Income Taxes and Minority Interest	378,534	79,043
Income tax expense	141,238	32,342
Income Before Minority Interest	237,296	46,701
Minority share of income	(17,971)	(10,704)
Net Income	219,325	35,997
Preferred dividend requirement	(13)	(51)
Net Income Available To Common	$219,312	$35,946

Basic Weighted Average Shares Outstanding (000s)	116,837	115,741
Basic Earnings Per Share (Note 6)	$1.88	$0.31

Diluted Weighted Average Shares Outstanding (000s)	118,383	116,327
Diluted Earnings Per Share (Note 6)	$1.85	$0.31

Dividends Per Share	$0.0975	$0.0925

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$219,325	$35,997
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	191,310	182,966
Bad debts expense	12,255	9,075
Stock-based compensation expense	4,651	8,638
Fair value adjustment of derivative instruments	(255,870)	(30)
Deferred income taxes	81,841	(15,228)
Equity earnings of unconsolidated entities	(23,696)	(19,805)
Distributions from unconsolidated entities	2,321	5,676
Minority share of income	17,971	10,704
Noncash interest expense	5,378	5,480
Other noncash expense	336	1,504
Changes in assets and liabilities
Change in accounts receivable	20,262	9,164
Change in materials and supplies	15,698	7,546
Change in accounts payable	(27,048)	(53,405)
Change in customer deposits and deferred revenues	12,648	5,209
Change in accrued taxes	54,241	47,703
Change in accrued interest	5,403	4,567
Change in other assets and liabilities	(49,901)	(32,525)
	287,125	213,236

Cash Flows from Investing Activities
Additions to property, plant and equipment	(130,966)	(143,776)
Cash paid for acquisitions	(18,237)	—
Cash received from divestitures	279	—
Other investing activities	2,246	(1,467)
	(146,678)	(145,243)

Cash Flows from Financing Activities
Issuance of notes payable	25,000	55,000
Issuance of long-term debt	454	560
Repayment of notes payable	—	(105,000)
Repayment of long-term debt	(848)	(748)
Repayment of medium-term notes	—	(35,000)
TDS Common Shares and Special Common Shares issued for benefit plans	7,040	3,080
U.S. Cellular Common Shares issued for benefit plans	5,558	3,858
Distributions to minority partners	(2,519)	(4,146)
Dividends paid	(11,399)	(10,749)
Other financing activities	(655)	1,207
	22,631	(91,938)

Net Increase (Decrease) in Cash and Cash Equivalents	163,078	(23,945)

Cash and Cash Equivalents -
Beginning of period	1,013,325	1,095,791
End of period	$1,176,403	$1,071,846

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

Unaudited

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,176,403	$1,013,325
Accounts receivable
Due from customers, less allowance of $12,932 and $15,807, respectively	341,331	357,279
Other, principally connecting companies, less allowance of $8,332 and $9,576, respectively	146,418	162,888
Marketable equity securities	1,611,464	1,205,344
Inventory	113,477	128,981
Prepaid expenses	53,937	43,529
Other current assets	21,071	61,738
	3,464,101	2,973,084

Investments
Marketable equity securities	933,791	1,585,286
Licenses	1,528,307	1,520,407
Goodwill	653,671	647,853
Customer lists, net of accumulated amortization of $71,883 and $68,110, respectively	23,983	26,196
Investments in unconsolidated entities	218,874	197,636
Other investments, less valuation allowance of $55,144 in both periods	10,928	11,073
	3,369,554	3,988,451

Property, Plant and Equipment
In service and under construction	7,786,558	7,700,746
Less accumulated depreciation	4,254,252	4,119,360
	3,532,306	3,581,386

Other Assets and Deferred Charges	53,978	56,593
	$10,419,939	$10,599,514

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

Unaudited

	March 31, 2007	December 31, 2006
	(Dollars in thousands)

Current Liabilities
Current portion of long-term debt	$2,967	$2,917
Forward contracts	1,079,627	738,408
Notes payable	60,000	35,000
Accounts payable	267,883	294,932
Customer deposits and deferred revenues	153,979	141,164
Accrued interest	32,132	26,729
Accrued taxes	46,937	38,324
Accrued compensation	48,951	72,804
Derivative liability	358,193	359,970
Deferred income tax liability	345,548	236,397
Other current liabilities	125,710	138,086
	2,521,927	2,084,731

Deferred Liabilities and Credits
Net deferred income tax liability	811,127	950,348
Derivative liability	142,209	393,776
Asset retirement obligation	237,171	232,312
Other deferred liabilities and credits	152,365	136,733
	1,342,872	1,713,169

Long-Term Debt
Long-term debt, excluding current portion	1,632,977	1,633,308
Forward contracts	650,816	987,301
	2,283,793	2,620,609

Commitment and Contingencies

Minority Interest in Subsidiaries	631,372	609,722

Preferred Shares	860	863

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,559,000 and 56,558,000 shares, respectively	566	566
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 62,941,000 and 62,941,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,444,000 and 6,445,000 shares, respectively	64	64
Capital in excess of par value	1,993,730	1,992,597
Treasury Shares at cost:
Common Shares, 4,621,000 and 4,676,000 shares, respectively	(183,677)	(187,103)
Special Common Shares 4,539,000 and 4,676,000 shares, respectively	(179,118)	(187,016)
Accumulated other comprehensive income	386,748	522,113
Retained earnings	1,620,173	1,428,570
	3,639,115	3,570,420
	$10,419,939	$10,599,514

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 80.6%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’s 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’s 80%-owned printing and distribution company, Suttle Straus, Inc. In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses, or both. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2007 financial statement presentation.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2007, and the results of operations for the three months ended March 31, 2007 and 2006 and the cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.               Summary of Significant Accounting Policies

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently. Pension costs were $3.6 million and $3.5 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

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

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Service Cost	$609	$544
Interest on accumulated benefit obligation	858	692
Expected return on plan assets	(821)	(648)
Amortization of:
Prior service cost	(207)	(208)
Net loss	340	292
Net postretirement cost	$779	$672

TDS contributed $7.0 million to the postretirement plan assets during the second quarter of 2007.

Amounts Collected from Customers and Remitted to Governmental Authorities

The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), requires disclosure of TDS’s policy related to the presentation of such items. TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority. If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in revenues and amounts remitted to governmental authorities are recorded in expenses. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $30.8 million and $21.5 million for the three months ended March 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

The FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) in July 2006. See Note 5 — Income Taxes for information related to TDS’s adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for TDS’s 2008 financial statements; however, earlier application is encouraged. TDS is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for TDS’s 2008 financial statements. TDS is currently reviewing the requirements of EITF 06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”), was issued in February 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for TDS’s 2008 financial statements. TDS is currently reviewing the requirements of SFAS 159 and has not yet determined the impact, if any, on its financial position or results of operations.

3.               Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional operating markets, telecommunications companies and wireless spectrum. In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success.

In the first quarter of 2007, U.S. Cellular received $0.3 million from escrow that was set up in the fourth quarter of 2006 in conjunction with the sale of Midwest Wireless Communications to ALLTEL Corporation. U.S. Cellular had owned an interest in Midwest Wireless Communications prior to the purchase by ALLTEL.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission (“FCC’) cellular license to provide wireless service in Iowa Rural Service Area (“RSA”) 15 for approximately $18.2 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.8 million and $1.6 million, respectively. The $5.8 million of goodwill is deductible for income tax purposes.

4.               Fair Value Adjustment of Derivative Instruments

Fair value adjustment of derivative instruments resulted in gains of $255.9 million in the first quarter of 2007 and $0.03 million in the first quarter of 2006. Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The accounting for the embedded collars as derivative instruments not designated as a hedge results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations. Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated a $0.4 million gain in both the first quarter of 2007 and the first quarter of 2006.

5.               Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2007 and 2006 was 37.3% and 40.9%, respectively. The effective tax rate for the 2007 period is lower than 2006 primarily due to the impact of state taxes.

Effective January 1, 2007, TDS adopted FIN 48. In accordance with FIN 48, TDS recognized a cumulative-effect adjustment of $4.4 million, decreasing its liability for unrecognized tax benefits, interest, and penalties and increasing the January 1, 2007 balance of Common Stockholders’ Equity.  Of this amount, $20.7 million increases accumulated other comprehensive income and $16.3 million is a cumulative reduction of beginning retained earnings.

At January 1, 2007, TDS had $28.4 million in unrecognized tax benefits. Approximately $20.1 million of the total amount of unrecognized tax benefits relates to tax benefits that would, if recognized in the financial statements, reduce TDS’s effective tax rate in future periods. Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months.

TDS recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $1.5 million for the quarter ended March 31, 2007. Accrued interest and penalties were $1.3 million and $2.8 million as of January 1, 2007 and March 31, 2007, respectively.

TDS and its subsidiaries file federal and state income tax returns. With few exceptions, TDS is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002. In June of 2006, the IRS commenced its audit of TDS’s 2002 — 2004 consolidated federal income tax returns. After TDS filed its 2005 consolidated federal tax return in September 2006, the IRS added 2005 to the audit cycle. The audit of 2002 — 2005 is in its preliminary stages.

6.               Earnings per Share

Basic earnings per share is computed by dividing net income (loss) available to common by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options, the vesting of restricted stock units and the potential conversion of preferred stock to Common and Special Common shares.

The amounts used in computing earnings per share and the effect of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income	$219,325	$35,997
Preferred dividend requirement	(13)	(51)
Net income available to common used in basic earnings per share	$219,312	$35,946

Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$219,312	$35,946
Minority income adjustment (1)	(529)	(211)
Preferred dividend adjustment (2)	12	12
Net income available to common used in diluted earnings per share	$218,795	$35,747

Weighted average number of shares of common stock used in basic earnings per share:
Common Shares	51,975	51,471
Special Common Shares	58,417	57,823
Series A Common Shares	6,445	6,447
Weighted average number of shares of common stock used in basic earnings per share	116,837	115,741
Effects of Dilutive Securities:
Effects of stock options and restricted stock units (3)	1,502	532
Conversion of preferred shares (4)	44	54
Weighted average number of shares of common stock used in diluted earnings per share	118,383	116,327

Basic Earnings per Share	$1.88	$0.31

Diluted Earnings per Share	$1.85	$0.31

(1)             The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)             The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.

(3)             Stock options convertible into 224,722 Common Shares and 224,722 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2007, because their effects were antidilutive. Stock options convertible into 1,294,004 Common Shares and 1,294,004 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2006 because their effects were antidilutive.

(4)             Preferred shares convertible into 54,540 Common Shares and 54,540 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended March 31, 2006, because their effects were antidilutive.

7.               Licenses and Goodwill

Changes in TDS’s licenses and goodwill are primarily the result of acquisitions, divestitures and impairment of its licenses, wireless markets and telephone companies. See Note 3 — Acquisitions, Divestitures and Exchanges for information regarding purchase and sale transactions which affected licenses and goodwill during the period.

The TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

(Dollars in thousands)	U.S. Cellular(1)	TDS Telecom CLEC	Total
Licenses
Balance December 31, 2006	$1,517,607	$2,800	$1,520,407
Acquisitions	7,900	—	7,900
Balance March 31, 2007	$1,525,507	$2,800	$1,528,307

Balance December 31, 2005	$1,385,543	$2,800	$1,388,343
Other	(227)	—	(227)
Balance March 31, 2006	$1,385,316	$2,800	$1,388,116

(1)          U.S. Cellular’s beginning and ending balances include $23.3 million of licenses allocated from TDS.

(Dollars in thousands)	U.S. Cellular(1)	TDS Telecom ILEC	Other (2)	Total
Goodwill
Balance December 31, 2006	$246,920	$398,652	$2,281	$647,853
Acquisitions	5,818	—	—	5,818
Balance March 31, 2007	$252,738	$398,652	$2,281	$653,671

Balance December 31, 2005	$242,703	$398,652	$2,281	$643,636
Other	318	—	—	318
Balance March 31, 2006	$243,021	$398,652	$2,281	$643,954

(1)          U.S. Cellular’s balances in each period include $(238.5) million of goodwill allocated from TDS.

(2)          Other consists of goodwill related to Suttle Straus.

8.               Customer Lists

Customer lists, which are intangible assets resulting from the acquisition of wireless markets, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to the straight-line method over the remaining estimated life. Amortization expense was $3.8 million and $5.7 million for the first quarter of 2007 and 2006, respectively. Amortization expense for the remainder of 2007 and for the years 2008-2012 is expected to be $6.6 million, $7.5 million, $5.6 million, $3.9 million, $0.3 million and $0.1 million, respectively.

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

Information regarding TDS’s marketable equity securities is summarized as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Marketable Equity Securities — Current Assets
Deutsche Telekom AG - 75,492,172 and 45,492,172 Ordinary Shares, respectively	$1,247,886	$833,872
Vodafone Group Plc — 11,327,674 and 11,327,674 American Depositary Receipts, respectively	304,261	314,683
VeriSign, Inc. - 2,361,333 and 2,361,333 Common Shares, respectively	59,317	56,789
Aggregate fair value included in Current Assets	1,611,464	1,205,344

Marketable Equity Securities — Investments
Deutsche Telekom AG - 55,969,689 and 85,969,689 Ordinary Shares, respectively	925,179	1,575,824
Rural Cellular Corporation — 719,396 equivalent Common Shares	8,604	9,453
Other	8	9
Aggregate fair value included in investments	933,791	1,585,286
Total aggregate fair value	2,545,255	2,790,630
Accounting cost basis	1,507,477	1,507,477
Gross holding gains	1,037,778	1,283,153
Gross realized holding gains	(32,256)	(29,729)
Gross unrealized holding gains	1,005,522	1,253,424
Equity method unrealized gains	352	352
Income tax (expense)	(367,738)	(488,817)
Minority share of unrealized holding gains	(14,018)	(14,981)
Unrealized holding gains, net of tax and minority share	624,118	749,978
Derivative instruments, net of tax and minority share	(224,709)	(215,122)
Retirement plans, net of tax	(12,661)	(12,743)
Accumulated other comprehensive income	$386,748	$522,113

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

The forward contracts related to TDS’s 2,361,333 VeriSign common shares and the forward contracts related to U.S. Cellular’s 8,964,698 Vodafone ADRs matured in May 2007. TDS elected to deliver the VeriSign common shares in settlement of the forward contracts, and to dispose of all remaining VeriSign common shares in connection therewith. U.S. Cellular elected to deliver the Vodafone ADRs in settlement of the forward contracts, and to dispose of all remaining Vodafone ADRs in connection therewith. After these forward contracts were settled in May 2007, TDS no longer owns any VeriSign common shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under the related forward contracts. TDS expects to record a pre-tax gain of approximately $138 million in the second quarter of 2007 on the settlement of such forward contracts and the disposition of such remaining VeriSign common shares and such remaining U.S. Cellular owned Vodafone ADRs.

The forward contracts related to TDS’s 45,492,172 Deutsche Telekom ordinary shares mature between July and September 2007. The forward contracts related to TDS’s 30,000,000 Deutsche Telekom ordinary shares mature between January and February 2008. The forward contracts related to TDS Telecom’s 2,362,976 Vodafone ADR’s mature in October 2007.

See Note 12 — Long-term Debt and Forward Contracts for additional information related to forward contracts.

10.         Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS and its subsidiaries holds a minority interest. These investments are accounted for using either the equity or cost method.

TDS and its subsidiaries’ significant investments in unconsolidated entities include the following:

	March 31, 2007	March 31, 2006

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	—	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, U.S. Cellular owns a 49% interest in an entity, which owned an approximately 2.9% of Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications L.L.C. The investment in Midwest Wireless Communications, L.L.C. was disposed of in the fourth quarter of 2006.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Results of operations
Revenues	$1,097,000	$993,000
Operating expenses	730,000	688,000
Operating income	367,000	305,000
Other income (expense), net	7,000	8,000
Net Income	$374,000	$313,000

11.         Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At March 31, 2007, letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. At March 31, 2007, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at March 31, 2007). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 8.25% at March 31, 2007). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at March 31, 2007, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 8.25% at March 31, 2007).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2007, outstanding notes payable and letters of credit were $60.0 million and $0.4 million, respectively, leaving $639.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on U.S. Cellular’s credit rating. At March 31, 2007, the contractual spread was 75 basis points. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at March 31, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at March 31, 2007). This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from Moody’s Investor Service (“Moody’s”) were lowered. However, the credit facilities would not cease to be available or accelerate solely as a result of a decline in TDS’s or U.S. Cellular’s credit rating. A downgrade in TDS’s or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. TDS’s and U.S. Cellular’s credit ratings as of the date of this filing are as follows:

Moody’s (Issued November 10, 2005)	Baa3 — under review for possible further downgrade
Standard & Poor’s (Issued April 23, 2007)	BB+ — on credit watch with negative implications
Fitch (Issued November 10, 2005)	BBB+ — on ratings watch negative

On February 13, 2007, Standard & Poor’s lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB. The ratings remained on credit watch with negative implications. On April 23, 2007, Standard & Poor’s lowered its credit rating on TDS and U.S. Cellular to BB+ from BBB-. The ratings remain on credit watch with negative implications.

The maturity dates of borrowings under TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 6, 2006, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’s SEC filings. The restatements and late filings resulted in defaults under the revolving credit agreements and one line of credit agreement. TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements. TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers, as amended, require the Form 10-K for the year ended December 31, 2006 to be filed by June 30, 2007 and the Form 10-Q for the quarter ended March 31, 2007 to filed within 45 days after the filing of the Form 10-K for the year ended December 31, 2006. U.S. Cellular’s Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the quarter ended March 31, 2007 were filed on April 23, 2007 and May 15, 2007, respectively. TDS’s Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007 were filed on June 19, 2007.

12.         Long-Term Debt and Forward Contracts

The late filing of TDS’s and U.S. Cellular’s Forms 10-Q for the quarterly period ended September 30, 2006 and Forms 10-K for the year ended December 31, 2006 and the failure to deliver such Forms 10-Q and 10-K to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default. TDS and U.S. Cellular believe that non-compliance was cured upon the filing of such Forms 10-Q and 10-K. In addition, the late filing of TDS’s Form 10-Q for the quarterly period ended March 31, 2007 and the failure to deliver such Form 10-Q to the trustee of the TDS debt indenture on a timely basis resulted in further non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. TDS believes that such non-compliance was cured upon the filing of this Form 10-Q. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of March 31, 2007 with all covenants and other requirements set forth in its long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

TDS redeemed $35.0 million of medium-term notes in January and February of 2006 which carried an interest rate of 10.0%.

Forward Contracts

TDS and its subsidiaries maintain a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. Subsidiaries of TDS have prepaid forward contracts with counterparties in connection with its Deutsche Telekom, Vodafone and VeriSign marketable equity securities. The principal amount of the prepaid forward contracts was accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. The prepaid forward contracts contain embedded collars that are bifurcated and receive separate accounting treatment in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities.

The Deutsche Telekom forward contracts mature from July 2007 to September 2008. A majority of the contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.35% at March 31, 2007). The remaining contracts are structured as zero coupon obligations with a weighted average effective interest rate of 4.4% per year. No interest payments are required for the zero coupon obligations during the contract period.

U.S. Cellular’s Vodafone forward contracts matured in May and TDS Telecom’s Vodafone contracts mature in October 2007. The Vodafone forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.35% at March 31, 2007).

The VeriSign forward contract matured in May 2007 and was structured as a zero coupon obligation with an effective interest rate of 5.00% per year. TDS was not required to make interest payments during the contract period.

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

Under the terms of the forward contracts, subsidiaries of TDS and U.S. Cellular will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively reduce downside risk and upside potential on the contracted shares. The collars are typically contractually adjusted for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS and U.S. Cellular elect to settle in shares, they will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS and U.S. Cellular elect to settle in cash, they will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its consolidated subsidiaries upon settlement of the contracts.

The forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular matured in May 2007. TDS elected to deliver the VeriSign common shares in settlement of the forward contracts, and to dispose of all remaining VeriSign common shares in connection therewith. U.S. Cellular elected to deliver the Vodafone ADRs in settlement of the forward contracts, and to dispose of all remaining Vodafone ADRs in connection therewith. After these forward contracts were settled in May 2007, TDS no longer owns any VeriSign common shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under the related forward contracts.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. On November 6, 2005, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’s SEC filings. The restatements and late filings resulted in defaults under the forward contracts. TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers, as amended, require the Form 10-K for the year ended December 31, 2006 to be filed by June 30, 2007 and the Form 10-Q for the quarter ended March 31, 2007 to filed within 45 days after the filing of the Form 10-K for the year ended December 31, 2006. U.S. Cellular’s Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the quarter ended march 31, 2007 were filed on April 23, 2007 and May 15, 2007, respectively. TDS’s Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007 were filed on June 19, 2007.

13.         Commitments and Contingencies

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

TDS is party to an indemnity agreement with T-Mobile USA Inc., (“T-Mobile”) regarding certain contingent liabilities at Aerial Communications, Inc. (“Aerial”) for the period prior to Aerial’s merger into VoiceStream Wireless. As of March 31, 2007, TDS has recorded liabilities of $0.9 million relating to this indemnity, which represents its best estimate of its probable liability.

Legal Proceedings

TDS is involved in a number of legal proceedings before the FCC and various state and federal courts. In accordance with SFAS No. 5, if TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

Regulatory Environment

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

14.         Minority Interest in Subsidiaries

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and L.L.C. agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2105.

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $158.9 million at March 31, 2007. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on March 31, 2007, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at March 31, 2007 is $33.3 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $125.6 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.         Common Share Repurchase Programs

On March 2, 2007, the Board of Directors of TDS authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. The authorization will expire March 2, 2010.

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular common shares on a quarterly basis, primarily for use in employee benefit plans. This authorization does not have an expiration date. No U.S. Cellular common shares were repurchased in the first quarter of 2007 or 2006.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods. This authorization will expire on March 6, 2010. This authorization is in addition to U.S. Cellular’s existing limited share repurchase authorization discussed above. See Note 19 — Subsequent Events for additional information related to this share repurchase authorization.

16.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$749,978	$578,273
Add (deduct):
Unrealized gains (losses) on marketable equity securities	(247,902)	22,929
Income tax (expense) benefit	90,774	(9,212)
	(157,128)	13,717
Minority share of unrealized losses	962	651
Net change in unrealized gains (losses) on marketable equity securities in comprehensive income	(156,166)	14,368

Application of FIN 48	30,306	—
Balance, end of period	$624,118	$592,641

Derivative Instruments
Balance, beginning of period	$(215,122)	$(214,632)
Add (deduct):
Minority share of unrealized losses	(4)	(3)
Net change in unrealized gains (losses) on derivative instruments included in comprehensive income	(4)	(3)

Application of FIN 48	(9,583)	—
Balance, end of period	$(224,709)	$(214,635)

Retirement Plans
Balance, beginning of period	$(12,743)	$—
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost, net of taxes	(127)	—
Amortization of unrecognized net loss, net of taxes	209	—
Net change in retirement plans included in comprehensive income	82	—
Balance, end of year	$(12,661)	$—

Accumulated Other Comprehensive Income
Balance, beginning of period	$522,113	$363,641
Net change in marketable equity securities	(156,166)	14,368
Net change in derivative instruments	(4)	(3)
Net change due to retirement plans	82	—
Net change in unrealized gains (losses) included in comprehensive income	(156,088)	14,365
Application of FIN 48	20,723	—
Balance, end of period	$386,748	$378,006

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Comprehensive Income
Net income	$219,325	$35,997
Net change in unrealized gains (losses) included in comprehensive income	(156,088)	14,365
	$63,237	$50,362

17.         Stock-Based Compensation

At March 31, 2007, unrecognized compensation cost for all stock-based compensation awards was $15.4 million. The unrecognized compensation cost for stock-based compensation awards at March 31, 2007 is expected to be recognized over a weighted average period of 0.8 years.

For the three months ended March 31, 2007 and 2006, $4.7 million and $8.6 million of stock-based compensation expense was recorded. For the three months ended March 31, 2007, $0.4 million of stock-based compensation expense was recorded in cost of services and $4.3 million was recorded in Selling, general and administrative expenses. For the three months ended March 31, 2006, all stock-based compensation expense was recorded in Selling, general and administrative expense.

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

Under the TDS 2004 Long-Term Incentive Plan (and a predecessor plan), TDS may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. TDS had reserved 3,194,000 Common Shares and 11,325,000 Special Common Shares at March 31, 2007, for equity awards granted and to be granted under this plan. At March 31, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. As of March 31, 2007 TDS had also reserved 313,000 Special Common Shares under an employee stock purchase plan. The maximum number of TDS Common Shares, TDS Special Common Shares and TDS Series A Common Shares that may be issued to employees under all stock-based compensation plans in effect at March 31, 2007 was 3,194,000, 11,638,000 and 0 shares, respectively. TDS has also created a Non-Employee Directors’ Plan under which it has reserved 67,000 Special Common Shares of TDS stock for issuance as compensation to members of the board of directors who are not employees of TDS. TDS currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Stock Options—Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at March 31, 2007 expire between 2007 and 2016. TDS estimates the fair value of stock options granted using the Black-Scholes valuation model. TDS did not grant stock options during the three months ended March 31, 2007 and March 31, 2006.

A summary of outstanding and exercisable stock options as of March 31, 2007 is presented below:

Tandem Options (1)

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$33.87-$49.99	276,000	2.2	$42.05	276,000	N/A	$42.05
$50.00-$74.99	758,000	5.9	61.92	698,000	N/A	61.57
$75.00-$99.99	675,000	6.2	82.19	675,000	N/A	82.19
$100.00-$127.00	485,000	3.1	111.74	485,000	N/A	111.74
	2,194,000	4.9	$76.66	2,134,000	4.9	$76.96

Special Common Options

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$38.00-$39.99	979,000	8.1	$38.00	979,000	N/A	$38.00
$40.00-$49.99	343,000	9.6	46.76	343,000	N/A	46.76
	1,322,000	8.5	$40.27	1,322,000	8.5	$40.27

(1)                        Upon exercise, each tandem option is converted into one TDS Common Share and one TDS Special Common Share. All TDS tandem stock options outstanding were granted prior to the distribution of the TDS Special Common Share Dividend in 2005.

The aggregate intrinsic value of Tandem Options outstanding and Special Common Options outstanding was $86.1 million and $20.7 million at March 31, 2007. The aggregate intrinsic value of Tandem Options exercisable and Special Common Options exercisable was $83.2 million and $20.6 million at March 31, 2007. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between TDS’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount will change in future periods based on the market price of TDS’s stock.

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

U.S. Cellular

Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS. 123(R), using the modified prospective transition method. Upon adoption of SFAS 123(R), U.S. Cellular elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used by U.S. Cellular for purposes of preparing the pro forma disclosures under SFAS 123.

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan, and a non-employee director compensation plan.

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At March 31, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock awards, restricted stock unit awards, and deferred compensation stock unit awards.

At March 31, 2007, U.S. Cellular had reserved 4,734,000 Common Shares for equity awards granted and to be granted under the long-term incentive plan, and also had reserved 106,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at March 31, 2007 was 4,840,000 shares. U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Long-Term Incentive Plan — Stock Options— Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at March 31, 2007 expire between 2007 and 2016.

U.S. Cellular did not grant any options during the three months ended March 31, 2007 and 2006. U.S. Cellular estimates the fair value of stock options granted using the Black-Scholes valuation model.

A summary of outstanding and exercisable stock options as of March 31, 2007 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$15.00-$36.99	569,000	6.0	$25.83	558,000	N/A	$25.73
$37.00-$49.99	1,119,000	7.1	$42.94	805,000	N/A	$42.55
$50.00-$75.00	716,000	7.6	$61.21	321,000	N/A	$63.29
	2,404,000	7.0	$44.33	1,684,000	6.4	$40.93

The aggregate intrinsic values of options outstanding and exercisable at March 31, 2007 were $70.0 million and $54.8 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount will change in future periods based on the market price of U.S. Cellular’s stock.

Long-Term Incentive Plan — Restricted Stock Units—U.S. Cellular grants restricted stock unit awards, which generally vest after three years, to key employees. U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant.

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

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. The per share cost to each participant is 85% of the market value of the Common Shares as of the issuance date. U.S. Cellular employees are also eligible to participate in the TDS employee stock purchase plan. The effective dates and per share costs in the TDS plan are the same as those for the U.S. Cellular plan. Under SFAS 123(R), both of these employee stock purchase plans are considered compensatory plans; therefore recognition of compensation costs for stock issued under these plans is required.

18.         Business Segment Information

Financial data for TDS’s business segments for the three month period ended or at March 31, 2007 and 2006 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at March 31, 2007

	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Segment (1)	Items(2)	Total
Operating revenues	$934,674	$157,592	$61,350	$9,323	$(6,382)	$1,156,557
Cost of services and products	321,963	49,097	28,957	7,298	(1,347)	405,968
Selling, general and administrative expense	354,931	41,859	21,603	1,466	(3,377)	416,482
Operating income before depreciation, amortization and accretion (3)	257,780	66,636	10,790	559	(1,658)	334,107
Depreciation, amortization and accretion expense	149,257	34,046	5,859	632	1,516	191,310
Operating income (loss)	108,523	32,590	4,931	(73)	(3,174)	142,797
Significant noncash items:
Equity in earning of unconsolidated entities	23,098	—	—	—	598	23,696
Fair value adjustment of derivative instruments	12,461	—	—	—	243,409	255,870
Marketable equity securities	245,228	—	—	—	2,300,027	2,545,255
Investment in unconsolidated entities	171,040	3,623	—	—	44,211	218,874
Total assets	5,798,194	1,663,824	155,870	25,001	2,777,050	10,419,939
Capital expenditures	$109,729	$16,055	$2,583	$1,306	$1,293	$130,966

Three Months Ended or at March 31, 2006

	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Segment (1)	Items(2)	Total
Operating revenues	$836,376	$161,026	$59,495	$7,583	$(5,403)	$1,059,077
Cost of services and products	296,634	46,079	29,074	5,272	(753)	376,306
Selling, general and administrative expense	327,704	44,047	22,716	1,907	(3,753)	392,621
Operating income before depreciation, amortization and accretion (3)	212,038	70,900	7,705	404	(897)	290,150
Depreciation, amortization and accretion expense	142,025	33,576	6,654	711	—	182,966
Operating income (loss)	70,013	37,324	1,051	(307)	(897)	107,184
Significant noncash items:
Equity in earning of unconsolidated entities	19,483	—	—	—	322	19,805
Fair value adjustment of derivative instruments	4,815	—	—	—	(4,785)	30
Marketable equity securities	219,584	—	—	—	2,339,923	2,559,507
Investment in unconsolidated entities	187,672	3,623	—	—	41,658	232,953
Total assets	5,393,567	1,698,711	149,762	27,664	2,897,221	10,166,925
Capital expenditures	$117,209	$17,109	$2,673	$1,873	$4,912	$143,776

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

Other companies in the telecommunications industry may define operating cash flow in a different manner or present other varying financial measures, and, accordingly, TDS’s presentation may not be comparable to other similarly titled measures of other companies.

Operating cash flow should not be construed as an alternative to operating income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. TDS believes operating cash flow is useful to investors as a means to evaluate TDS’s operating performance prior to non-cash depreciation and amortization expense, and certain other non-cash charges. Although operating cash flow may be defined differently by other companies in the telecommunications industry, TDS believes that operating cash flow provides some commonality of measurement in analyzing operating performance of companies in the telecommunications industry.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Total operating income from reportable and other segments	$142,797	$107,184
Total investment and other income (expense)	235,737	(28,141)
Income before income taxes and minority interest	$378,534	$79,043

19.         Subsequent Events

Barat Wireless, L.P.

A wholly-owned subsidiary of U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having annual gross revenues of less than $15 million. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its discount. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder.

Common Stock Repurchase Program

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

In connection with the ASR, the investment bank will purchase an equivalent number of shares in the open-market over time. The program must be completed within two years. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period. The purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

TDS’s ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular common shares as step acquisitions using purchase accounting. In addition, the subsequent ASR purchase price adjustment may result in additional amounts being allocated to licenses and goodwill at TDS.

Deutsche Telekom Dividend

Deutsche Telekom paid a dividend of EUR 0.72 per share in May 2007. Using a weighted-average exchange rate of $1.36 per EUR, TDS will record dividend income of $128.5 million, before taxes, in the second quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS and TDS.S) is a diversified telecommunications company providing high-quality telecommunications services to approximately 7.2 million wireless telephone customers and wireline telephone equivalent access lines. TDS conducts substantially all of its wireless telephone operations through its 80.6%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and its printing and distribution operations through its 80%-owned subsidiary, Suttle Straus, Inc.

The following discussion and analysis should be read in conjunction with TDS’s interim consolidated financial statements included herein, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2006.

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

Results of Operations

U.S. Cellular — U.S. Cellular differentiates itself from its competitors through a customer satisfaction strategy, reflecting broad product distribution, a customer service focus and a high-quality wireless network. U.S. Cellular’s business development strategy is to acquire, develop and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies.

Operating highlights in the first quarter of 2007 included the following:

•            Total customers increased 6% year-over-year to 5,973,000 and average monthly service revenue per customer increased 5% to $48.69;

•            The postpay churn rate per month was 1.5%;

•            Additions to property, plant and equipment totaled $109.7 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s support systems. Total cell sites in service increased 10% year-over-year to 6,004; and

•            In February 2007, U.S. Cellular completed an acquisition of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission (“FCC”) cellular license to provide wireless service in Iowa RSA 15 for approximately $18.2 million in cash, subject to completion of working capital adjustments.

Service Revenues increased $91.4 million, or 12%, to $860.6 million in 2007 from $769.2 million in 2006. Revenues from data products and services increased 71% to $77.6 million in 2007 from $45.5 million in 2006 as customers continue to increase usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Service (SMS) and Blackberry® handsets and service.

Operating Income increased $38.5 million, or 55%, to $108.5 million in 2007 from $70.0 million in 2006. The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 12.6% in 2007 compared to 9.1% in 2006.

Although operating income margin improved in 2007, U.S. Cellular anticipates that there will be continued pressure on its operating income and operating income margin in the next few years related to the following factors:

•                  costs of customer acquisition and retention;

•                  effects of competition;

•                  providing service in recently launched areas;

•                  potential increases in prepaid and reseller customers as a percentage of U.S. Cellular’s customer base; and

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

TDS Telecom increased its total equivalent access lines served by 28,100, or 2%, since March 31, 2006, ending the quarter with 1,219,600 equivalent access lines served. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating revenues decreased $1.4 million, or 0.6%, to $217.6 million in the three months ended March 31, 2007 from $219.0 million in 2006, reflecting lower ILEC revenues partially offset by higher CLEC revenues.

Operating income decreased $0.9 million, or 2%, to $37.5 million in 2007 from $38.4 million in 2006, primarily as a result of the decrease in revenues.

Incumbent and competitive local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation and new technologies such as Voice over Internet Protocol. Despite these challenges, TDS Telecom has successfully increased equivalent access line levels while maintaining excellent customer satisfaction.

See “TDS Telecom Operations.”

Cash Flows and Investments

At March 31, 2007, TDS and its subsidiaries had cash and cash equivalents totaling $1,176.4 million, available borrowing capacity of $1,236.2 million under its revolving credit facilities and an additional $75 million of bank lines of credit. Also, during the quarter ended March 31, 2007, TDS generated cash flows from operating activities of $287.1 million. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures. TDS continues to seek to maintain a strong balance sheet and an investment grade credit rating.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operating Revenues increased $97.5 million, or 9%, to $1,156.6 million during the three months ended March 31, 2007 from $1,059.1 million during the three months ended March 31, 2006. U.S. Cellular’s operating revenues increased $98.3 million, or 12%, to $934.7 million in 2007 from $836.4 million in 2006 as customers served increased by 340,000, or 6%, since March 31, 2006, to 5,973,000. TDS Telecom’s operating revenues decreased $1.4 million, or 0.6%, to $217.6 million in 2007 from $219.0 million in 2006. Decreases in revenues generated from network access were partially offset by increased revenues from additional digital subscriber lines and long distance customers. Equivalent access lines grew 28,100 or 2%, since March 31, 2006, to 1,219,600. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating Expenses increased $61.9 million, or 6%, to $1,013.8 million in 2007 from $951.9 million in 2006 primarily reflecting growth in operations. U.S. Cellular’s operating expenses increased $59.8 million, or 8%, to $826.2 million in 2007 from $766.4 million in 2006 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base. TDS Telecom’s expenses remained relatively constant at $180.1 million for 2007 and $180.6 million for 2006.

Operating Income increased $35.6 million, or 33%, to $142.8 million in 2007 from $107.2 million in 2006. The operating margin was 12.3% in 2007 and 10.1% in 2006 on a consolidated basis. U.S. Cellular’s operating income increased $38.5 million, or 55%, to $108.5 million from $70.0 million in 2006 and its operating margin, as a percentage of service revenues, increased to 12.6% in 2007 from 9.1% in 2006. TDS Telecom’s operating income decreased $0.9 million, or 2%, to $37.5 million from $38.4 million in 2006 and its operating margin declined to 17.2% from 17.5% in 2006.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments, fair value adjustment of derivative instruments and interest expense. Investment and other income (expense) totaled $235.7 million in 2007 and $(28.1) million in 2006.

Equity in earnings of unconsolidated entities increased $3.9 million, or 20%, to $23.7 million in 2007 from $19.8 million in 2006. Equity in earnings of unconsolidated entities represents TDS’s share of net income from markets in which it or U.S. Cellular has a minority interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $18.0 million and $14.6 million to equity in earnings of unconsolidated entities for the three months ended March 31, 2007 and 2006, respectively.

Interest and dividend income increased $4.7 million to $16.2 million in 2007 from $11.5 million in 2006 primarily due to higher average rates of interest earned on investments in 2007 than 2006.

Interest expense decreased $0.7 million, or 1%, to $57.8 million in 2007 from $58.5 million in 2006. The decrease in interest expense in the three months ended March 31, 2007 was primarily due to a decrease in interest related to TDS’s 7.0% senior notes that were paid off in the third quarter of 2006 ($3.5 million) offset by an increase in interest paid on forward contracts related to interest rate increases ($2.9 million).

Fair value adjustment of derivative instruments totaled a gain of $255.9 million in 2007 and $0.03 million in 2006. Fair value adjustment of derivative instruments reflects the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. The accounting for the embedded collars as derivative instruments not designated in a hedging relationship results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the consolidated statement of operations. Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge which aggregated a $0.4 million gain in both 2007 and 2006.

Other income (expense) totaled $(2.2) million in 2007 and $(0.9) million in 2006. Borrowing costs on the prepaid forward contracts increased $0.4 million in 2007 compared to 2006.

Income Tax Expense increased $108.9 million to $141.2 million in 2007 from $32.3 million in 2006 primarily due to the increase in pre-tax income. The overall effective tax rates on income before income taxes and minority interest for the three months ended March 31, 2007 and 2006 were 37.3% and 40.9%, respectively. The effective tax rate for the 2007 period is lower than for 2006 primarily due to the impact of state taxes. For further analysis and discussion of TDS’s effective tax rates in 2007 and 2006, see Note 5 — Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(14,466)	$(7,411)
Minority Shareholders’ or Partners’	(3,511)	(3,193)
	(17,977)	(10,604)
Other	6	(100)
	$(17,971)	$(10,704)

Net Income Available to Common totaled $219.3 million, or $1.85 per diluted share, in 2007 and $35.9 million, or $0.31 per diluted share, in 2006.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 80.6%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. Growth in the customer base is the primary reason for the change in U.S. Cellular’s results of operations in 2007 and 2006. The number of customers increased 6% to 5,973,000 at March 31, 2007, from 5,633,000 at March 31, 2006, due to customer additions from its marketing channels and acquisition, divestitures and exchange activities.

SUMMARY OF HOLDINGS

U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, either majority or minority interests in 236 wireless markets at March 31, 2007. A summary of the number of markets U.S. Cellular owned or had rights to acquire as of March 31, 2007 follows:

Number of Markets
Consolidated markets (1)	202
Consolidated markets acquirable pursuant to existing agreements (2)	17
Minority interests accounted for using equity method	12
Minority interests accounted for using cost method	5
Total markets to be owned after completion of pending transactions(3)	236

(1)             Includes majority interests in 191 markets and other interests in 11 licenses acquired through Carroll Wireless, L.P. (“Carroll Wireless”). U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, for financial statement purposes, pursuant to the guidelines of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities— an interpretation of ARB No. 51 (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses.

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

(2)             U.S. Cellular owns rights to acquire majority interests in 17 wireless licenses resulting from an exchange transaction which closed in August 2003 with AT&T Wireless Services, Inc. (“AT&T Wireless”), a subsidiary of Cingular Wireless LLC, which is now a subsidiary of AT&T Inc. (formerly SBC Communications, Inc.). Pursuant to the exchange transaction, U.S. Cellular also has rights to acquire 4 additional licenses. However, those 4 additional licenses are in markets where U.S. Cellular currently owns spectrum. Only licenses which add incremental territory to U.S. Cellular’s consolidated operating markets are included in the number of consolidated markets so as to avoid duplicate reporting of overlapping markets. The rights to acquire licenses from AT&T Wireless expire on August 1, 2008.

(3)             Total markets to be owned after completion of pending transactions does not include the 17 licenses for which Barat Wireless, L.P. (“Barat Wireless”) was the successful bidder in Auction 66, which ended on September 18, 2006. The FCC awarded the licenses to Barat Wireless on April 30, 2007.

RESULTS OF OPERATIONS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	Three Months Ended or At March 31,
	2007	2006
As of March 31, (1a)
Total market population (2) (4)	56,048,000	55,164,000
Customers (3)	5,973,000	5,633,000
Market penetration (4)	10.7%	10.2%
Total full-time equivalent employees	7,484	7,350
Cell sites in service	6,004	5,438
For the Three Months Ended March 31, (1b)
Net customer additions (5)	152,000	151,000
Net retail customer additions (5)	146,000	122,000
Average monthly service revenue per customer (6)	$48.69	$46.17
Postpay churn rate per month (7)	1.5%	1.5%
Sales and marketing cost per gross customer addition (8)	$426	$412

(1a)       Amounts in 2007 include information related to all markets included in U.S. Cellular’s consolidated operations as of March 31, 2007. Such markets include the market acquired during February 2007 from February 1 through March 31.

(1b)      Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through March 31, 2006. The 11 markets granted to Carroll Wireless by the FCC in January 2006 are included for the period January 6 through March 31, 2006.

(2)             Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of March 31 of each respective year.

(3)             U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2007	2006
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,048,000	4,707,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	596,000	604,000
Total postpay customer base	5,644,000	5,311,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	329,000	322,000
Total customers	5,973,000	5,633,000

*                   Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)             Calculated using 2006 and 2005 Claritas population estimates for 2007 and 2006, respectively. “Total market population” is used only for the purposes of calculating market penetration, which is calculated by dividing customers by the total market population, including unbuilt licenses (without duplication of population in overlapping markets).

(5)             “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base, excluding net reseller customers added to its reseller customer base, through its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. See “Operating Income” below for information related to U.S. Cellular’s estimate of net retail customer additions for the full year 2007.

(6)             Management uses this measurement to assess the amount of service revenue U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Service Revenues per Consolidated Statements of Operations	$860,583	$769,222
Divided by average customers during period (000s) *	5,892	5,554
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$48.69	$46.17

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

(7)             Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month, including both postpay customers and reseller customers. Reseller customers can disconnect service without the associated account number being disconnected from U.S. Cellular’s network if the reseller elects to reuse the customer telephone number. Only those reseller customer numbers that are disconnected from U.S. Cellular’s network are counted in the number of postpay disconnects. The calculation is performed by first dividing the total number of postpay and reseller customers who disconnect service during the period by the number of months in such period, and then dividing that quotient by the average monthly postpay customer base, which includes both postpay and reseller customers, for such period.

(8)             For a discussion of the components of this calculation, see “Operating expenses — Selling, general and administrative expenses” below.

Operating revenues increased $98.3 million, or 12%, to $934.7 million in 2007 from $836.4 million in 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Retail service	$754,515	$679,256
Inbound roaming	41,268	35,344
Long-distance and other service revenues	64,800	54,622
Service Revenues	860,583	769,222
Equipment sales	74,091	67,154
	$934,674	$836,376

Service revenues increased $91.4 million, or 12%, to $860.6 million in 2007 from $769.2 million in 2006. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); and (iii) charges for long-distance calls made on U.S. Cellular’s systems. The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  a 5% increase in monthly service revenue per customer, which averaged $48.69 in the first three months of 2007 and $46.17 in the first three months of 2006.

See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $75.2 million, or 11%, to $754.5 million in 2007 from $679.3 million in 2006. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services, were the primary reasons for the increase in retail service revenue. Average monthly retail service revenue per customer increased 5% to $42.69 in 2007 from $40.77 in 2006.

U.S. Cellular’s average customer base increased 6% in 2007, primarily driven by the 311,000 net new customer additions that U.S. Cellular generated from its marketing (including reseller) distribution channels over the past twelve months. The average number of customers was also affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that net additions to its customer base will increase during 2007 as a result of its continuing focus on customer satisfaction; attractively priced service plans, a broader line of handsets and other products, and improvements in distribution; and growth in customers in newer markets. However, the level of growth in the customer base for 2007 will depend upon U.S Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See Operating Income, below, for U.S. Cellular’s estimate of net retail customer additions for the full year.

Monthly retail minutes of use per customer increased to 783 in 2007 from 658 in 2006, primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenue of the increases in average monthly minutes of use was offset by decreases in average revenue per minute of use in both years. The decreases in average revenue per minute of use reflect the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $77.6 million in 2007 from $45.5 million in 2006. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ increasing acceptance and usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Services (“SMS”) and BlackBerry® handsets and service.

Inbound roaming revenues increased $6.0 million, or 17%, to $41.3 million in 2007 from $35.3 million in 2006. The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in revenue per roaming minute of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers throughout the wireless industry and traffic from other wireless carriers. The decline in revenue per minute of use is due primarily to the general downward trend in negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use might continue to grow over the next few years, reflecting continuing industry-wide growth in customers and increased usage of data services while roaming, but that the rate of growth will decline due to higher penetration and slower growth in the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per roaming minute of use may be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $10.2 million, or 19%, to $64.8 million in 2007 from $54.6 million in 2006. The increase primarily reflected a $3.7 million increase in long-distance revenues and a $6.5 million increase in other revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed both to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other revenues was primarily due to an increase in the amount of funds received from the federal Universal Service Fund (“USF”). As of March 31, 2007 and March 31, 2006, U.S. Cellular was eligible to receive eligible telecommunication carrier (“ETC”) funds in seven states. The increase in funds received from USF was due to both an increase in U.S. Cellular’s customer base and an increase due to U.S. Cellular receiving ETC eligibility in the seventh state during February 2006.

Equipment sales revenues increased $6.9 million, or 10%, to $74.1 million in 2007 from $67.2 million in 2006. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2007 was driven by an increase in average revenue per handset sold. Average revenue per handset sold increased 10% in 2007, primarily reflecting a shift to more expensive handsets sold with expanded capabilities. The number of handsets sold was flat year-over-year.

Operating expenses increased $59.8 million, or 8%, to $826.2 million in 2007 from $766.4 million in 2006. The major components of operating expenses are shown in the table below.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
System operations (exclusive of depreciation, amortization and accretion included below)	$167,284	$153,318
Cost of equipment sold	154,679	143,316
Selling, general and administrative	354,931	327,704
Depreciation, amortization and accretion	149,257	142,025
	$826,151	$766,363

System operations expenses (excluding depreciation, amortization and accretion) increased $14.0 million, or 9%, to $167.3 million in 2007 from $153.3 million in 2006. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $5.6 million, or 9%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,004 and 5,438 as of March 31, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  the cost of network usage for U.S. Cellular’s systems increased $6.0 million, or 10%, as total minutes used on U.S. Cellular’s systems increased 24% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network; and

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $2.5 million, or 7%, due to an increase in roaming minutes of use partially offset by the reduction in cost per minute which resulted from the reduction in negotiated roaming rates.

In total, management expects system operations expenses to increase over the next few years, driven by the following factors:

•                  increases in the number of cell sites within U.S. Cellular’s systems as it continues to add capacity and enhance quality in most markets and continues development activities in recently launched markets; and

•                  increases in minutes of use, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks.

Cost of equipment sold increased $11.4 million, or 8%, to $154.7 million in 2007 from $143.3 million in 2006. The increase was due to the change in mix of handsets being sold, as discussed above.

Selling, general and administrative expenses increased $27.2 million, or 8%, to $354.9 million in 2007 from $327.7 million in 2006. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2007 is primarily due to higher expenses associated with acquiring, serving and retaining customers, primarily as a result of an increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $15.0 million increase in expenses related to agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  an $8.6 million increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes. Most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers;

•                  a $4.4 million increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and

•                  a $3.7 million increase in bad debts expense, reflecting both higher revenues and slightly higher bad debts experience as a percentage of revenues.

The above increases were offset by a $5.4 million decrease in advertising expenses.

Sales and marketing cost per gross customer addition increased 3% to $426 in 2007 from $412 in 2006, primarily due to increased agent-related and sales employee-related expenses, as well as higher losses on sales of handsets. Management uses the sales and marketing cost per gross customer addition measurement to assess both the cost of acquiring customers on a per gross customer addition basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations. The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similarly titled measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$154,655	$144,996
Cost of equipment sold to new customers (2)	116,946	104,372
Less equipment sales revenue from new customers (3)	(76,127)	(70,437)
Total costs	$195,474	$178,931
Gross customer additions (000s) (4)	459	434
Sales and marketing cost per gross customer addition	$426	$412

(1)             Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Selling, general and administrative expenses, as reported	$354,931	$327,704
Less expenses related to serving and retaining customers	(200,276)	(182,708)
Selling, general and administrative expenses related to the acquisition of new customers	$154,655	$144,996

(2)             Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cost of equipment sold as reported	$154,679	$143,316
Less cost of equipment sold related to the retention of existing customers	(37,733)	(38,944)
Cost of equipment sold to new customers	$116,946	$104,372

(3)             Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Equipment sales revenue as reported	$74,091	$67,154
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(11,887)	(14,045)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	13,923	17,328
Equipment sales revenues from new customers	$76,127	$70,437

(4)             Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels, including customers added through third party resellers, during the respective periods presented.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 1% to $13.58 in 2007 from $13.50 in 2006, primarily due to the increase in employee-related expenses associated with acquiring, serving and retaining customers.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended March 31,
	2007	2006
Components of cost (1)	(Dollars in thousands, except per customer amounts)
Selling, general and administrative expenses as reported	$354,931	$327,704
Less selling, general and administrative expenses related to the acquisition of new customers	(154,655)	(144,996)
Add cost of equipment sold related to the retention of existing customers	37,733	38,944
Less equipment sales revenues related to the retention of existing customers, excluding agent rebates	(11,887)	(14,045)
Add agent rebate reductions of equipment sales revenues related to the retention of existing customers	13,923	17,328
Net cost of serving and retaining customers	$240,045	$224,935
Divided by average customers during period (000s) (2)	5,892	5,554
Divided by three months in each period	3	3
Average monthly general and administrative expenses per customer	$13.58	$13.50

(1)          These components were previously identified in the table which calculates sales and marketing cost per customer addition and related footnotes.

(2)          Average customers for the three month periods were previously defined in footnote 6 to the table of summarized operating data in “Results of Operations” above.

Depreciation, amortization and accretion expense increased $7.3 million, or 5%, to $149.3 million in 2007 from $142.0 million in 2006.

Depreciation expense increased $12.5 million, or 10%, to $139.2 million in 2007 from $126.7 million in 2006. The majority of the increase reflects a higher average fixed assets balance, which increased 11% for the period from January 1 through March 31, 2007 as compared to the same period in the prior year. The increase in fixed assets in 2007 resulted from the following factors:

•                  the addition of 566 cell sites to U.S. Cellular’s network since March 31, 2006; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

In 2007, depreciation expense included charges of $3.3 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale. In 2006, depreciation expense included charges of $5.0 million related to such disposals, trade-ins and write-offs.

Operating Income

Operating income increased $38.5 million, or 55%, to $108.5 million in 2007 from $70.0 million in 2006. Operating income margin (as a percent of service revenues) was 12.6% in 2007 and 9.1% in 2006.

The increases in operating income and operating income margin were due to the fact that operating revenues increased more, in both dollar and percentage terms, than operating expenses, as a result of the factors which are described in detail in Operating Revenues and Operating Expenses above.

U.S. Cellular expects the above factors, to continue to have an effect on operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause operating income and operating income margin to fluctuate over the next several quarters.

The following are U.S. Cellular’s estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. The following estimates were affirmed by U.S. Cellular on June 19, 2007, and continue to represent U.S. Cellular’s estimates as of the date of the filing of this Form 10-Q . Such forward-looking information should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Service revenues	Approx. $3.5 billion	$3.2 billion
Depreciation, amortization and accretion expenses	Approx. $615 million	$575.1 million
Operating income	$375 - $425 million	$289.9 million
Net retail customer additions	375,000 – 425,000	297,000

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 28,100 or 2%, since March 31, 2006 to 1,219,600. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 763,400 equivalent access lines at March 31, 2007, a 3% (21,100 equivalent access lines) increase from 742,300 equivalent access lines at March 31, 2006.

TDS Telecom’s competitive local exchange carrier subsidiary served 456,200 equivalent access lines at March 31, 2007, a 2% (7,000 equivalent access lines) increase from 449,200 equivalent access lines served at March 31, 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$157,592	$161,026
Operating Expenses	125,002	123,702
Operating Income	32,590	37,324

Competitive Local Exchange Carrier Operations
Operating Revenues	61,350	59,495
Operating Expenses	56,419	58,444
Operating Income (Loss)	4,931	1,051

Intercompany revenue elimination	(1,320)	(1,512)
Intercompany expense elimination	(1,320)	(1,512)

TDS Telecom Operating Income	$37,521	$38,375

Operating income decreased $0.9 million, or 2%, to $37.5 million in 2007 from $38.4 million in 2006.

The following are estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses and operating income. The following estimates were affirmed by TDS Telecom on June 19, 2007 and continue to represent TDS Telecom’s views as of the filing of this Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS Telecom undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Incumbent Local Exchange Carrier and Competitive Local Exchange Carrier Operations
Operating revenues	$850 - $900 million	$875.9 million
Operating income	$130 - $150 million	$128.9 million
Depreciation and amortization expenses	$155 million	$159.6 million

Incumbent Local Exchange Carrier Operations

Operating revenues decreased $3.4 million, or 2%, to $157.6 million in the three months ended March 31, 2007 from $161.0 million in 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Local service	$49,642	$50,552
Network access and long distance	85,258	89,257
Miscellaneous	22,692	21,217
	$157,592	$161,026

Local service revenues decreased $1.0 million, or 2%, to $49.6 million in 2007 from $50.6 million in 2006. Voice service revenue decreases from access line losses outpaced increases in advanced calling services and interconnection revenues. Physical access lines decreased 4%, of which 28% was due to the loss of second lines significantly affected by digital subscriber line substitution.

Network access and long distance revenues decreased $4.0 million, or 4%, to $85.3 million in 2007 from $89.3 million in 2006. Revenues from long distance service increased $1.2 million in 2007 reflecting an increased number of long distance customers as well as an increase in monthly average revenue per customer. As of March 31, 2007, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 343,800 customers compared to 327,100 customers at March 31, 2006. Revenues generated from network usage, including compensation from state and national revenue pools, decreased $5.6 million, primarily due to an 11.4% decrease in access minutes of use from the first quarter of last year.

Miscellaneous revenues increased $1.5 million, or 7%, to $22.7 million in 2007 from $21.2 million in 2006. Revenues from digital subscriber lines increased 32%, but were offset by decreases in dial-up Internet, bundled services and other non-regulated services revenues. Business systems sales and digital broadcast service revenues increased from 2006. As of March 31, 2007, TDS Telecom incumbent local exchange carrier operations were providing digital subscriber line service and dial-up Internet service to 118,000 and 71,100 customers, respectively, as compared to 75,300 digital subscriber line service customers and 90,800 dial-up Internet service customers as of March 31, 2006.

Operating expenses increased by $1.3 million, or 1%, to $125.0 million in 2007 from $123.7 million in 2006, primarily reflecting increased cost of services and products.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$49,097	$46,079
Selling, general and administrative expense	41,859	44,047
Depreciation and amortization	34,046	33,576
	$125,002	$123,702

Cost of services and products increased $3.0 million or 7%, to $49.1 million in 2007 from $46.1 million in 2006. Increases in cost of goods sold associated with voice messaging resulted in $1.2 million of expense increases. Costs of providing DSL service have slowed, increasing $0.4 million from the previous year. The remainder of the increase was driven primarily by increased labor charges.

Selling, general and administrative expenses decreased $2.1 million, or 5%, to $41.9 million in 2007 from $44.0 million in 2006. Customer operations payroll related expenses decreased due to cost savings associated with corporate realignment.

Depreciation and amortization expenses increased $0.4 million, or 1%, to $34.0 million in 2007 from $33.6 million in 2006.

Operating income decreased $4.7 million, or 13%, to $32.6 million in 2007 from $37.3 million in 2006 primarily as a result of the decrease in revenues as well as increased expense incurred to strengthen market position.

Competitive Local Exchange Carrier Operations

Operating revenues increased $1.9 million, or 3%, to $61.4 million in the three months ended March 31, 2007 from $59.5 million in 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Operating Revenues	$61,350	$59,495

Retail revenues increased $0.5 million, or 1% to $54.3 million in 2007 from $53.8 million in 2006, primarily due to commercial customer growth partially offset by declining residential customer base. Average revenue per customer has stabilized relative to last year due to less discounting on product pricing.

Wholesale revenues, which represent charges to other carriers, increased $1.4 million, or 24% to $7.1 million in 2007 from $5.7 million in 2006 primarily due to settlements received from inter-exchange carriers.

Operating expenses decreased $2.0 million, or 3%, to $56.4 million in 2007 from $58.4 million in 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization included below)	$28,957	$29,074
Selling, general and administrative expense	21,603	22,716
Depreciation and amortization	5,859	6,654
	$56,419	$58,444

Cost of services and products decreased $0.1 million to $29.0 million in 2007 from $29.1 million in 2006. In the first quarter of 2006, the competitive local exchange carrier operations recognized a $2.9 million settlement with an inter-exchange carrier related to pricing of certain services offered by the carrier. The settlement reduced the cost of services for the first quarter of 2006.

Selling, general and administrative expenses decreased $1.1 million, or 5%, to $21.6 million in 2007 from $22.7 million in 2006 primarily due to a 15% decrease in number of employees partially offset by wage increases. Customer bad debt expense was reduced by $0.6 million compared to 2006.

Depreciation and amortization expenses decreased $0.8 million, or 12%, to $5.9 million in 2007 from $6.7 million in 2006 as a result of decreases in certain assets that have become fully depreciated.

Operating income increased $3.8 million to $4.9 million in 2007 from $1.1 million in 2006, reflecting the increase in operating revenues and decrease in operating expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109 (“FIN 48”) in July 2006. See Note 5 — Income Taxes for information related to TDS’s adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for TDS’s 2008 financial statements; however, earlier application is encouraged. TDS is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for TDS’s 2008 financial statements. TDS is currently reviewing the requirements of EITF-06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”), was issued in February 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for TDS’s 2008 financial statements. TDS is currently reviewing the requirements of SFAS 159 and has not yet determined the impact, if any, on its financial position or results of operations.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. In recent years, TDS has generated cash from its operating activities, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs and operating expenses. TDS anticipates further increases in customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, market startups and other factors. The following table provides a summary of TDS’s cash flow activities for the periods shown:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$287,125	$213,236
Investing activities	(146,678)	(145,243)
Financing activities	22,631	(91,938)
Net increase (decrease) in cash and cash equivalents	$163,078	$(23,945)

Cash Flows from Operating Activities

TDS generated substantial cash flows from operating activities during the first quarters of 2007 and 2006. Such cash flows were $287.1 million and $213.2 million, respectively. Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $255.8 million in 2007 and $225.0 million in 2006. Changes in assets and liabilities from operations generated $31.3 million in 2007 and required $11.7 million in 2006, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net income	$219,325	$35,997
Adjustments to reconcile net income to net cash provided by operating activities	36,497	188,980
	255,822	224,977
Changes in assets and liabilities	31,303	(11,741)
	$287,125	$213,236

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks. Cash flows used for investing activities required $146.7 million in the first three months of 2007 compared to $145.2 million 2006.

Cash used for property, plant and equipment and system development totaled $131.0 million in 2007 and $143.8 million in 2006. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $109.7 million in 2007 and $117.2 million in 2006 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $16.1 million in 2007 and $17.1 million in 2006 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities. TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $2.6 million in 2007 and $2.7 million in 2006 for switching and other network facilities. Corporate and other capital expenditures totaled $2.6 million in 2007 and $6.8 million in 2006.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa RSA 15, for approximately $18.2 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.8 million and $1.6 million, respectively.

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

Cash flows from financing activities generated $22.6 million in the three months ended March 31, 2007 and required $91.9 million in the same period of 2006. Cash received from short term borrowings on revolving lines of credit provided $25.0 million in 2007 and $55.0 million in 2006 while there were no repayments in 2007 and $105.0 million in 2006. Redemptions of medium-term notes required $35.0 million in 2006. Proceeds from re-issuances of treasury shares in connection with employee benefit plans provided $12.6 million in 2007 and $6.9 million in 2006. Dividends paid on TDS common shares and Preferred Shares, required $11.4 million in 2007 and $10.7 million in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, TDS generated cash flows from operating activities of $287.1 million and $213.2 million during the first quarters of 2007 and 2006, respectively. At March 31, 2007, TDS had cash and cash equivalents of $1,176.4 million. TDS believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

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

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At March 31, 2007, letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating. At March 31, 2007, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at March 31, 2007). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 8.25% at March 31, 2007). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at March 31, 2007, all of which were unused. The terms of the direct lines of credit provide for borrowings at negotiated rates up to the prime rate (the prime rate was 8.25% at March 31, 2007).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2007, outstanding notes payable and letters of credit were $60.0 million and $0.4 million, respectively, leaving $639.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) rate plus a contractual spread based on U.S. Cellular’s credit rating. At March 31, 2007, the contractual spread was 75 basis points. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at March 31, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points. This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest costs on their revolving credit facilities would increase if their credit ratings from Moody’s were lowered. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. A downgrade in TDS’s or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. At the date of this filing, TDS’s and U.S. Cellular’s credit ratings are as follows:

Moody’s (Issued November 10, 2005)	Baa3	— under review for possible further downgrade
Standard & Poor’s (Issued April 23, 2007)	BB+	— on credit watch with negative implications
Fitch (Issued November 10, 2005)	BBB+	— on ratings watch negative

On February 13, 2007, Standard & Poor’s lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB. The ratings remained on credit watch with negative implications. On April 23, 2007, Standard & Poor’s lowered its credit rating on TDS and U.S. Cellular to BB+ from BBB-. The ratings remain on credit watch with negative implications.

The maturity dates of certain of TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control. The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 6, 2006, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late in certain SEC filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’s SEC filings. The restatements and the late filings resulted in defaults under the revolving credit facilities and one line of credit facility. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and TDS and U.S. Cellular did not fail to make any scheduled payments. TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit facilities, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The waivers, as amended, require the Form 10-K for the year ended December 31, 2006 to be filed by June 30, 2007 and the Form 10-Q for the quarter ended March 31, 2007 to filed within 45 days after the filing of the Form 10-K for the year ended December 31, 2006. U.S. Cellular’s Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the quarter ended March 31, 2007 were filed on April 23, 2007 and May 15, 2007, respectively. TDS’s Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007 were filed on June 19, 2007.

Long-term Financing

The late filing of TDS’s and U.S. Cellular’s Forms 10-Q for the quarterly period ended September 30, 2006, and Forms 10-K for the year ended December 31, 2006, and the failure to deliver such Forms 10-Q and 10-K to the trustees of the TDS and U.S. Cellular debt indentures on a timely basis, resulted in non-compliance under such debt indentures. However, this non-compliance did not result in an event of default or a default and TDS and U.S. Cellular believe that such non-compliance was cured upon the filing of such Forms 10-Q and 10-K. In addition, the late filing of TDS’s Form 10-Q for the quarterly period ended March 31, 2007 and the failure to deliver such Form 10-Q to the trustee of the TDS debt indenture on a timely basis, resulted in further non-compliance under such debt indenture. However, this non-compliance did not result in an event of default or a default. TDS believes that such non-compliance will be cured upon the filing of this Form 10-Q. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

Except as noted above, TDS believes that it and its subsidiaries were in compliance as of March 31, 2007 with all covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.

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

Subsidiaries of TDS and U.S. Cellular have a number of forward contracts with counterparties related to the marketable equity securities that they hold. The forward contracts mature from May 2007 to September 2008 and, at TDS’s and U.S. Cellular’s option, may be settled in shares of the respective securities or cash. TDS and U.S. Cellular have provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of the forward contract, TDS and U.S. Cellular would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. As of March 31, 2007, such deferred tax liabilities totaled $802.9 million.

TDS and U.S. Cellular are required to comply with certain covenants under the forward contracts. On November 6, 2006, TDS and U.S. Cellular announced that they would restate certain financial statements, which caused them to be late in certain SEC filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’s SEC filings. The restatements and late filings resulted in defaults under certain of the forward contracts. TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios. TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. The current waivers require the Form 10-K for the year ended December 31, 2006 to be filed by June 30, 2007 and the Form 10-Q for the quarter ended March 31, 2007 to be filed within 45 days after the filing of the Form 10-K for the year ended December 31, 2006. U.S. Cellular’s Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the quarter ended March 31, 2007 were filed on April 23, 2007 and May 15, 2007, respectively. TDS’s Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007 were filed on June 19, 2007.

The forward contracts related to TDS’s 2,361,333 VeriSign common shares and the forward contracts related to U.S. Cellular’s 8,964,698 Vodafone ADRs matured in May 2007. TDS elected to deliver the VeriSign common shares in settlement of the forward contracts, and to dispose of all remaining VeriSign common shares in connection therewith. U.S. Cellular elected to deliver the Vodafone ADRs in settlement of the forward contracts, and to dispose of all remaining Vodafone ADRs in connection therewith. After these forward contracts were settled in May 2007, TDS no longer owns any VeriSign common shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under the related forward contracts. TDS expects to record a pre-tax gain of approximately $138 million related to the settlement of such forward contracts and the disposition of such remaining VeriSign common shares and such remaining U.S. Cellular owned Vodafone ADRs.

The forward contracts related to TDS’s 45,492,172 Deutsche Telekom ordinary shares mature between July and September 2007. The forward contracts related to TDS’s 30,000,000 Deutsche Telekom ordinary shares mature between January and February 2008. The forward contracts related to TDS Telecom’s 2,362,976 Vodafone ADR’s mature in October 2007.

Based on the delivery of VeriSign common shares and Vodafone ADRs in May 2007 and assuming the delivery of shares upon settlement of all of the other forward contracts and based on the fair market value of the marketable equity securities and the related derivative liabilities as of March 31, 2007, TDS would be required to pay federal and state income taxes of approximately $610 million; $45 million related to settlements in the second quarter of 2007; $190 million related to settlements in the third quarter of 2007; $10 million related to settlements in the fourth quarter of 2007; and $365 million related to settlements in 2008. These cash outflows will be offset somewhat by the net after-tax proceeds from the sale of the remaining shares for cash. The amount of income taxes payable will change upon settlement of the forward contracts as the marketable equity securities and the related derivative liabilities will be valued as of the settlement date, not March 31, 2007.

Deutsche Telekom paid a dividend of EUR 0.72 per share in May 2007. Using a weighted-average exchange rate of $1.36 per EUR, TDS will record dividend income of $128.5 million, before taxes, in the second quarter of 2007.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2007 primarily reflect plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term financing. U.S. Cellular’s estimated capital spending for 2007 is currently expected to range from $600 million to $615 million. These expenditures primarily address the following needs:

•      Expand and enhance U.S. Cellular’s coverage in its service areas.

•      Provide additional capacity to accommodate increased network usage by current customers.

•      Enhance U.S. Cellular’s retail store network and office systems.

TDS Telecom’s anticipated capital spending for 2007 is currently expected to range from $110 to $130 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services.

Acquisitions, Exchanges and Divestitures

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional operating markets, telecommunications companies and wireless spectrum. In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success. TDS may from time-to-time be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In addition, TDS may participate as a bidder, or member of a bidding group, in auctions administered by the FCC from time to time.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. The FCC is required to begin the auction of spectrum in the 700 MHz band no later than January 28, 2008. Although its participation is more likely than not, TDS has not made a final determination as to whether it will participate in the auction. TDS has participated in certain prior FCC auctions, as discussed below.

In the first quarter of 2007, U.S. Cellular received $0.3 million from escrow that was set up in the fourth quarter of 2006 in conjunction with the sale of Midwest Wireless Communications to ALLTEL Corporation. U.S. Cellular had owned an interest in Midwest Wireless Communications prior to the purchase by ALLTEL.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa RSA 15, for approximately $18.2 million in cash, subject to a working capital adjustment. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.8 million and $1.6 million, respectively.

A wholly-owned subsidiary of U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having annual gross revenues of less than $15 million. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its discount. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder.

Barat Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. Barat Wireless used the funding to pay the FCC an initial deposit of $80.0 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.1 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

A wholly-owned subsidiary of U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses”-spectrum that was available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction. With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 licensed areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 licensed areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through March 31, 2007.

Repurchase of Securities and Dividends

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. This authorization will expire on March 2, 2010. No TDS Common Shares or Special Common Shares were repurchased in the first quarter ended March 31, 2007 or 2006.

The Board of Directors of U.S. Cellular has authorized the repurchase of a limited amount of U.S. Cellular Common Shares on a quarterly basis, primarily for use in employee benefit plans. This authorization does not have an expiration date. No U.S. Cellular Common Shares were repurchased in the first quarter of 2007 or 2006.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods. This authorization will expire on March 6, 2010. This authorization is in addition to U.S. Cellular’s existing ongoing limited share repurchase authorization discussed above.

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

In connection with the ASR, the investment bank will purchase an equivalent number of shares in the open-market over time. The program must be completed within two years. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

TDS’s ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular common shares as step acquisitions using purchase accounting. In addition, the subsequent ASR purchase price adjustment may result in additional amounts being allocated to licenses and goodwill at TDS.

TDS paid total dividends on its Common Shares and preferred shares of $11.4 million in the first three months of 2007 and $10.7 million in 2006. TDS paid quarterly dividends per share of $0.0975 in 2007 and $0.0925 in 2006.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’s Form 10-K for the year ended December 31, 2006 (“Contractual and Other Obligations”), did not include any liabilities related to unrecognized tax benefits under FIN 48. Because TDS is unable to reasonably predict the ultimate amount or timing of settlement of such FIN 48 liabilities, the Contractual and Other Obligations table has not been updated to include such liabilities. Subject to the foregoing, there has been no material change to Contractual and Other Obligations or FIN 48 liabilities since December 31, 2006.

Sale of Certain Accounts Receivable

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable written off in previous periods for $5.8 million. The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer. The sale is subject to a 180 day period in which the buyer may request a refund for any unenforceable accounts. The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The full amount of the gain of $5.8 million, net of any refunds approved by U.S. Cellular, will be recognized during the second quarter of 2007, at the expiration of the 180 day recourse period. All expenses related to the transaction were expensed in the period incurred.

Off-Balance Sheet Arrangements

TDS has no transactions, agreements or contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, cash flows from operating activities, liquidity, capital resources or financial flexibility.

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest. Such investments totaled $218.9 million as of March 31, 2007 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements. TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000. As of March 31, 2007, TDS has recorded liabilities of $0.9 million relating to this indemnity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TDS’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and TDS’s Application of Critical Accounting Policies and Estimates is discussed in detail in the Management Discussion and Analysis of Financial Condition and Results of Operations, included in TDS’s Form 10-K for the year ended December 31, 2006. Except for the change in accounting for uncertain tax positions resulting from the adoption of a new accounting standard as discussed below, there were no material changes to TDS’s significant accounting policies or application of critical accounting policies during the first quarter of 2007.

Income Taxes

Effective January 1, 2007, TDS adopted FIN 48. In accordance with FIN 48, TDS recognized a cumulative-effect adjustment of $4.4 million, decreasing its liability for unrecognized tax benefits, interest, and penalties and increasing the January 1, 2007 balance of Common Stockholders’ Equity. Of this amount, $20.7 million increases accumulated other comprehensive income and $16.3 million is a cumulative reduction of beginning retained earnings.

At January 1, 2007, TDS had $28.4 million in unrecognized tax benefits. Approximately $20.1 million of the total amount of unrecognized tax benefits relates to tax benefits that would, if recognized in the financial statements, reduce TDS’s effective tax rate in future periods. Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months.

TDS recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $1.5 million for the quarter ended March 31, 2007. Accrued interest and penalties were $1.3 million and $2.8 million as of January 1, 2007 and March 31, 2007, respectively.

TDS and its subsidiaries file federal and state income tax returns. With few exceptions, TDS is no longer subject to Federal, state and local income tax examinations by tax authorities for years prior to 2002. In June of 2006, the IRS commenced its audit of TDS’s 2002 — 2004 consolidated federal income tax returns. After TDS filed its 2005 consolidated federal tax return in September 2006, the IRS added 2005 to the audit cycle. The audit of 2002 — 2005 is in its preliminary stages.

Contingencies, Indemnities and Commitments

Contingent obligations, including indemnities, litigation and other possible commitments are accounted for in accordance with FASB SFAS No. 5, “Accounting for Contingencies,” which requires that an estimated loss be recorded if it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accordingly, those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been or will be incurred, even if the amount is not estimable. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosures. The ultimate outcome of contingencies could materially impact the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin LLP, the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecommunications Corporation and an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries. TDS, U.S. Cellular and their subsidiaries had legal costs from Sidley Austin of $3.3 million in the three months ended March 31, 2007 and $2.6 million in the same period of 2006. The Audit Committee of the Board of Directors is responsible for the review and oversight of all related party transactions as such term is defined by the rules of the American Stock Exchange.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q (“Form 10-Q”), including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’s Form 10-K for the year ended December 31, 2006. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’s Form 10-K for the year ended December 31, 2006, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’s business.

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

•                  Changes in access to content for data or video services or access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on TDS’s business, financial condition or results of operations.

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

•                  Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, could have an adverse effect on TDS’s business, financial condition or results of operations.

•                  Changes in various business factors could have an adverse effect on TDS’s business, financial condition or results of operations. These business factors may include but are not limited to demand, usage, pricing, growth, penetration, churn, expenses, customer acquisition and retention, roaming rates, minutes of use, mix of products and services and costs.

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

•                  Costs, integration problems or other factors associated with acquisitions/divestitures of properties or licenses and/or expansion of TDS’s business could have an adverse effect on TDS’s business, financial condition or results of operations.

•                  A significant portion of TDS’s revenues is derived from customers who buy services through independent agents and dealers who market TDS’s services on a commission basis. If TDS’s relationships with these agents and dealers are seriously harmed, its wireless revenues could be adversely affected.

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

•                  Financial difficulties of TDS’s key suppliers or vendors, or termination or impairment of TDS’s relationships with such suppliers or vendors, could result in a delay or termination of TDS’s receipt of equipment, content or services which could adversely affect TDS’s business and results of operations.

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

•                  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from TDS’s forward looking estimates by a material amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to risks due to fluctuations in interest rates. The majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of March 31, 2007, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Reference is made to the disclosure under Market Risk — Long-Term Debt in TDS’s Form 10-K for the year ended December 31, 2006, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which were obtained in connection with the sale of non-strategic investments. The market value of these investments aggregated $2,545.3 million at March 31, 2007 and $2,790.6 million as of December 31, 2006, respectively. TDS’s cumulative net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $624.1 million at March 31, 2007.

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

Deferred income taxes have been provided for the difference between the fair value and the income tax basis of the marketable equity securities and derivatives. The deferred income tax liability related to marketable equity securities totaled $802.9 million at March 31, 2007. Of this amount, $504.5 million was classified as current and $298.4 million was classified as noncurrent. The deferred income tax liability related to marketable equity securities totaled $943.5 million as of December 31, 2006; of this amount, $395.9 million was classified as current and $547.6 million was classified as noncurrent. The deferred income tax assets related to derivatives totaled $191.4 million at March 31, 2007. Of this amount, $138.5 million was current and $52.9 million was noncurrent. The deferred income tax asset related to derivatives totaled $302.6 million as of December 31, 2006; of this amount, $143.6 million was classified as current and $159.0 million was classified as noncurrent.

The following table summarizes certain details surrounding the contracted securities as of March 31, 2007.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s) (2)

VeriSign	2,361,333	$8.82	$11.46	$20,819
Vodafone	11,327,674	$17.22-$18.37	$17.47-$19.08	201,038
Deutsche Telekom	131,461,861	$10.74-$12.41	$13.04-$15.69	1,532,257
				1,754,114
Unamortized debt discount				(23,671)
				$1,730,443

(1)          The per share amounts represent the range of floor and ceiling prices of all securities monetized.

(2)          A total of $1,079.6 million is included in current liabilities in the caption “Forward Contracts” and $650.8 million is included in Long-Term Debt in the caption “Forward Contracts”.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at March 31, 2007, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

(Dollars in millions)	Valuation of investments assuming indicated decrease			March 31, 2007	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	$1,781.7	$2,036.2	$2,290.8	$2,545.3	$2,799.8	$3,054.4	$3,308.9
Derivative Instruments (1)	$82.2	$(93.9)	$(286.6)	$(500.4)	$(733.7)	$(975.7)	$(1,222.9)

(1)                      Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

The above table presents hypothetical information as required by SEC rules. As noted in “LIQUIDITY AND CAPITAL RESOURCES-Marketable Equity Securities and Forward Contracts” above, the forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular matured in May 2007. TDS elected to deliver VeriSign common shares and to dispose of all remaining VeriSign common shares in connection therewith. U.S. Cellular elected to deliver Vodafone ADRs in settlement of the related forward contracts and to dispose of all remaining Vodafone ADRs held by U.S. Cellular in connection therewith. TDS continues to hold 2,362,976 Vodafone ADRs and is subject to related forward contracts that mature in October 2007.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that TDS’s disclosure controls and procedures were not effective as of March 31, 2007, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of March 31, 2007, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006, which continued to exist at March 31, 2007:

1.               TDS did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements and the complexity of TDS’s operations and transactions. Further, TDS did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with GAAP. This control deficiency contributed to the material weaknesses discussed in items 2 and 3 below and the restatement of TDS’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

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

•                  Training — Management has engaged external consultants to assist TDS in developing and implementing a training program specific to the needs of accounting personnel. Training sessions were conducted in both the fourth quarter of 2006 and the first quarter of 2007, and additional classes will be conducted throughout 2007. In connection with these training efforts, management plans to develop internal subject matter experts with respect to selected areas of accounting.

•                  Recruiting — TDS has added and is actively recruiting the necessary personnel to improve its internal control processes and enhance the overall level of expertise. Management is assessing both skill and resource levels in the finance organizations and is adding staffing as well as additional key director level positions to strengthen the organizations.

o                 TDS — a Manager, Accounting and Reporting was added in the second quarter of 2005; a Manager, External Reporting was added in the third quarter of 2005; a Director of Accounting Policy and a Director, Internal Controls and SOX Compliance were added in the third quarter of 2006; and a Manager of Accounting Policy was added in the first quarter of 2007.

o                 U.S. Cellular — a Vice President and Controller was added in the second quarter of 2005 and promoted to Executive Vice President — Finance and Chief Financial Officer in the first quarter of 2007; a Director, Accounting Policy and Reporting was added in the second quarter of 2006; a Manager, Accounting Policy was added in the fourth quarter of 2006; and a new Vice President and Controller was added in the first quarter of 2007.

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

Changes in Internal Control Over Financial Reporting

The following are changes in TDS’s internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting.

Forward contracts and related derivative instruments — TDS enhanced controls related to derivative instrument transactions and changed its accounting for such transactions. TDS engaged external financial reporting advisors to provide expertise related to forward contracts, derivative instruments and hedge accounting on an ongoing basis. The financial reporting advisors provided training designed to ensure that all relevant personnel involved in derivative instrument transactions understand and apply hedge accounting in compliance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The financial reporting advisors are consulted regarding any forward contracts and derivative instrument transactions. Further, TDS has implemented controls to timely and appropriately identify and communicate any change in the derivative instruments that could affect the instruments, hedging effectiveness and underlying security valuation. Management has evaluated the design of these new controls, placed them in operation for a sufficient period of time, and subjected them to appropriate tests, in order to conclude that they are operating effectively. As a result of these changes in internal control, management has concluded that the material weakness associated with forward contracts and related derivative instruments has been remediated as of March 31, 2007.

Additionally, on December 4, 2006, Kenneth R. Meyers was appointed Executive Vice President and Chief Financial Officer of TDS effective January 1, 2007, and in such capacity will serve as principal financial officer of TDS. Mr. Meyers was also appointed a director of TDS effective January 1, 2007. Mr. Meyers ceased to be U.S. Cellular’s Executive Vice President — Finance, Chief Financial Officer and Treasurer and U.S. Cellular’s principal financial officer on December 31, 2006. Mr. Meyers was appointed Chief Accounting Officer of U.S. Cellular and of TDS Telecom effective January 1, 2007, and in such capacity will serve as principal accounting officer of U.S. Cellular and TDS Telecom.

Steven T. Campbell was appointed Executive Vice President — Finance, Chief Financial Officer and Treasurer of U.S. Cellular effective January 1, 2007, and in such capacity will serve as principal financial officer of U.S. Cellular.

Nadine A. Heidrich was appointed Vice President and Controller of U.S. Cellular effective March 6, 2007.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect TDS’s business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K may not be the only risks facing TDS. Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’s business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included with respect to TDS Common Shares because TDS does not have a share repurchase authorization with respect to its Common Shares and there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS Common Shares during the quarter ended March 31, 2007.

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

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Special Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF SPECIAL COMMON SHARES

Period	(a) Total Number of Special Common Shares Purchased	(b) Average Price Paid per Special Common Share	(c) Total Number of Special Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Special Common Shares that may yet be Purchased Under the Plans or Programs
January 1 — 31, 2007	—	$—	—	$—
February 1 — 28, 2007	—	—	—	—
March 1 — 31, 2007	—	—	—	250,000,000
Total for or as of end of the quarter ended March 31, 2007	—	$—	—	$250,000,000

The following is additional information with respect to the Special Common Shares authorization:

I.                 The date the program was announced was March 5, 2007 by Form 8-K.

II.             The amount originally approved was up to $250 million in aggregate purchase price of TDS Special Common Shares.

III.         The original expiration date for the program is March 2, 2010.

IV.         The Special Common Shares authorization did not expire during the first quarter of 2007.

V.             TDS has not determined to terminate the foregoing Special Common Shares repurchase program prior to expiration, or to cease making further purchases thereunder, during the first quarter of 2007.

Item 5. Other Information.

1.                                      The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has borrowed $60.0 million under its Revolving Credit Facility as of March 31, 2007. The borrowings occurred throughout the first quarter of 2007. U.S. Cellular anticipates repaying the amounts with future operating cash flows from operating activities or long-term debt financing. As of March 31, 2007, the notes range in maturity dates from 20 days to 26 days and bear an interest rate of 6.07%. The notes can be renewed when they come due based on the London InterBank Offered Rate (“LIBOR”) plus a contractual spread — 75 basis points at March 31, 2007. The notes were used primarily to fund the general obligations of U.S. Cellular.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

2.                                      The following information is being disclosed herein in lieu of filing a Form 8-K under paragraph (e) of Item 5.02 — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On June 4, 2007, TDS established guidelines and procedures for awarding officer bonuses.  Starting with the 2007 performance year, 70% of each officer’s 2007 bonus will be determined by his/her assessed performance.  The remaining 30% will be based on the business units’ financial results, as determined by their performance on meeting the targets contained in their approved senior management bonus programs for the performance year.

This brief summary is qualified by reference to the summary of the guidelines and procedures attached hereto as Exhibit 10.1.

Item 6. Exhibits

Exhibit 10.1 — Guidelines and Procedures for TDS Officer Bonuses for 2007 Performance Year.

Exhibit 11 — Computation of Earnings per share is included herein as Note 6 to the financial statements.

Exhibit 12 — Statement regarding computation of ratios.

Exhibit 23.1 — Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’s Form 10-K for the year ended December 31, 2006. Reference is made to TDS’s Form 10-K for the year ended December 31, 2006 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date: June 19, 2007	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 19, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: June 19, 2007	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2007 First Quarter Form 10-Q