Form 10-Q
period 2007-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2007-08-07
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Shares, $.01 par value	52,600,228 Shares
Special Common Shares, $.01 par value	59,329,405 Shares
Series A Common Shares, $.01 par value	6,443,109 Shares

TELEPHONE AND DATA SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,192,834	$1,068,687	$2,349,391	$2,127,764

Operating Expenses
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	415,281	369,559	821,249	745,865
Selling, general and administrative expense	433,070	411,366	849,552	803,987
Depreciation, amortization and accretion expense	190,528	180,453	381,838	363,419
Total Operating Expenses	1,038,879	961,378	2,052,639	1,913,271

Operating Income	153,955	107,309	296,752	214,493

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	23,875	22,491	47,571	42,296
Interest and dividend income	147,768	146,545	163,964	158,028
Interest expense	(55,245)	(59,288)	(113,046)	(117,820)
Fair value adjustment of derivative instruments	(358,119)	(11,768)	(102,249)	(11,738)
Gain on investments	137,920	91,418	137,920	91,418
Other expense	(1,868)	(941)	(4,092)	(1,868)
Total Investment and Other Income (Expense)	(105,669)	188,457	130,068	160,316

Income Before Income Taxes and Minority Interest	48,286	295,766	426,820	374,809
Income tax expense	26,700	117,186	167,938	149,528
Income Before Minority Interest	21,586	178,580	258,882	225,281
Minority share of income	(30,213)	(11,821)	(48,184)	(22,525)
Net Income (Loss)	(8,627)	166,759	210,698	202,756
Preferred dividend requirement	(13)	(50)	(26)	(101)
Net Income (Loss) Available To Common	$(8,640)	$166,709	$210,672	$202,655

Basic Weighted Average Shares Outstanding (000s)	117,031	115,768	116,935	115,754
Basic Earnings (Loss) Per Share (Note 6)	$(0.07)	$1.44	$1.80	$1.75

Diluted Weighted Average Shares Outstanding (000s)	117,031	116,640	118,432	116,576
Diluted Earnings (Loss)Per Share (Note 6)	$(0.08)	$1.43	$1.76	$1.73

Dividends Per Share	$0.0975	$0.0925	$0.195	$0.185

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$210,698	$202,756
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	381,838	363,419
Bad debts expense	26,991	26,465
Stock-based compensation expense	10,879	14,653
Fair value adjustment of derivative instruments	102,249	11,738
Deferred income taxes	(61,814)	(41,091)
Equity in earnings of unconsolidated entities	(47,571)	(42,296)
Distributions from unconsolidated entities	43,435	37,399
Minority share of income	48,184	22,525
Gain on sale of assets	(5,000)	—
Gain on investments	(137,920)	(91,418)
Noncash interest expense	10,635	10,705
Other noncash expense	2,176	3,631
Changes in assets and liabilities:
Change in accounts receivable	(43,884)	(41,637)
Change in materials and supplies	(731)	10,503
Change in accounts payable	(5,792)	(47,956)
Change in customer deposits and deferred revenues	19,469	5,346
Change in accrued taxes	111,074	67,233
Change in accrued interest	(712)	266
Change in other assets and liabilities	(49,077)	(32,751)
	615,127	479,490

Cash Flows from Investing Activities
Additions to property, plant and equipment	(305,429)	(330,294)
Cash paid for acquisitions	(20,569)	(18,546)
Cash received from divestitures	4,277	722
Proceeds from sales of investments	10,547	102,549
Other investing activities	(242)	(2,887)
	(311,416)	(248,456)

Cash Flows from Financing Activities
Issuance of notes payable	25,000	195,000
Issuance of long-term debt	2,857	560
Repayment of notes payable	(60,000)	(225,000)
Repayment of long-term debt	(1,679)	(1,586)
Repayment of medium-term notes	—	(35,000)
TDS Common Shares and Special Common Shares issued for benefit plans	74,339	3,047
Excess tax benefit from exercise of stock awards	17,598	407
U.S. Cellular Common Shares issued for benefit plans	13,516	3,856
Repurchase of TDS Special Common Shares	(7,036)	—
Repurchase of U.S. Cellular Common Shares	(49,057)	—
Capital distributions to minority partners	(4,676)	(7,613)
Dividends paid	(22,798)	(21,498)
Other financing activities	(1,869)	343
	(13,805)	(87,484)

Net Increase in Cash and Cash Equivalents	289,906	143,550

Cash and Cash Equivalents
Beginning of period	1,013,325	1,095,791
End of period	$1,303,231	$1,239,341

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,303,231	$1,013,325
Accounts receivable
Due from customers, less allowance of $13,444 and $15,807, respectively	368,619	357,279
Other, principally connecting companies, less allowance of $8,386 and $9,576, respectively	164,548	162,888
Marketable equity securities	2,175,667	1,205,344
Inventory	130,973	128,981
Prepaid expenses	57,252	43,529
Other current assets	19,808	61,738
	4,220,098	2,973,084

Investments
Marketable equity securities	363,426	1,585,286
Licenses	1,530,635	1,520,407
Goodwill	667,822	647,853
Customer lists, net of accumulated amortization of $75,491 and $68,110, respectively	29,759	26,196
Investments in unconsolidated entities	204,180	197,636
Other investments, less valuation allowance of $55,144 in both periods	11,077	11,073
	2,806,899	3,988,451

Property, Plant and Equipment
In service and under construction	7,937,533	7,700,746
Less accumulated depreciation	4,409,179	4,119,360
	3,528,354	3,581,386

Other Assets and Deferred Charges	53,348	56,593
	$10,608,699	$10,599,514

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$2,967	$2,917
Forward contracts	1,342,807	738,408
Notes payable	—	35,000
Accounts payable	294,709	294,932
Customer deposits and deferred revenues	160,935	141,164
Accrued interest	26,017	26,729
Accrued taxes	102,472	38,324
Accrued compensation	58,922	72,804
Derivative liability	653,334	359,970
Deferred income tax liability	439,070	236,397
Other current liabilities	121,725	138,086
	3,202,958	2,084,731

Deferred Liabilities and Credits
Net deferred income tax liability	640,789	950,348
Derivative liability	78,707	393,776
Asset retirement obligation	243,561	232,312
Other deferred liabilities and credits	138,734	136,733
	1,101,791	1,713,169

Long-Term Debt
Long-term debt, excluding current portion	1,634,765	1,633,308
Forward contracts	211,575	987,301
	1,846,340	2,620,609

Commitments and Contingencies

Minority Interest in Subsidiaries	640,542	609,722

Preferred Shares	860	863

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,560,000 and 56,558,000 shares, respectively	566	566
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares, issued 62,941,000 and 62,941,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,443,000 and 6,445,000 shares; respectively	64	64
Capital in excess of par value	2,018,601	1,992,597
Treasury Shares, at cost:
Common Shares, 3,960,000 and 4,676,000 shares, respectively	(149,463)	(187,103)
Special Common Shares 3,612,000 and 4,676,000 shares, respectively	(135,778)	(187,016)
Accumulated other comprehensive income	508,668	522,113
Retained earnings	1,572,921	1,428,570
	3,816,208	3,570,420
	$10,608,699	$10,599,514

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’s 80.7%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’s 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’s 80%-owned printing and distribution company, Suttle Straus, Inc.  In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2007 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2007, and the results of operations for the three and six months ended June 30, 2007 and 2006 and the cash flows for the six months ended June 30, 2007 and 2006.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.               Summary of Significant Accounting Policies

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $3.6 million and $7.1 million for the three and six months ended June 30, 2007, respectively, and $4.4 million and $7.9 million for the three and six months ended June 30, 2006, respectively.

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

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service Cost	$609	$545	$1,218	$1,089
Interest on accumulated benefit obligation	858	691	1,716	1,383
Expected return on plan assets	(821)	(649)	(1,642)	(1,297)
Amortization of:
Prior service cost	(207)	(207)	(415)	(415)
Net loss	340	292	681	584
Net postretirement cost	$779	$672	$1,558	$1,344

TDS contributed $7.0 million to the postretirement plan assets during the second quarter of 2007.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in revenues and amounts remitted to governmental authorities are recorded in expenses. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $38.0 million and $68.9 million for the three and six months ended June 30, 2007, respectively, and $23.0 million and $44.6 million for the three and six months ended June 30, 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in U.S. GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for TDS’s 2008 financial statements. TDS is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

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

In the first six months of 2007, U.S. Cellular received $4.3 million from an escrow that was set up in the fourth quarter of 2006 in conjunction with the sale of Midwest Wireless Communications to ALLTEL Corporation. U.S. Cellular had owned an interest in Midwest Wireless Communications prior to the purchase by ALLTEL.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission (“FCC”) cellular license to provide wireless service in Iowa Rural Service Area (“RSA”) 15 for approximately $18.2 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.9 million and $1.6 million, respectively.  Goodwill of $5.9 million is deductible for income tax purposes.

In addition, during the first six months of 2007, TDS Telecom and Suttle Straus each acquired a company for cash, which purchases aggregated $2.3 million. These acquisitions increased goodwill by $1.8 million of which $1.0 million is deductible for income tax purposes.

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

Barat Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. Barat Wireless used the funding to pay the FCC an initial deposit of $79.9 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.1 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively. The $4.0 million of goodwill is not deductible for income tax purposes.

A wholly-owned subsidiary of U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses”-spectrum that was available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 license areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 license areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through June 30, 2007.

4.               Fair Value Adjustments of Derivative Instruments

Fair value adjustments of derivative instruments resulted in a loss of $358.1 million and $102.2 million in the three and six months ended June 30, 2007, respectively, and a loss of $11.8 million and $11.7 million in the three and six months ended June 30, 2006, respectively.  Fair value adjustments of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge.  Accounting for the embedded collars as derivative instruments not designated as a hedge results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statements of Operations.  Also included in the fair value adjustment of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge.

5.               Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three and six months ended June 30, 2007 was 55.3% and 39.3%, respectively, and 39.6% and 39.9% for the three and six months ended June 30, 2006, respectively. The effective tax rate for the three months ended June 30, 2007 is substantially higher than the three months ended June 30, 2006 due to the impact of discrete items, primarily relating to the fair market adjustments of derivative instruments.

Effective January 1, 2007, TDS adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. In accordance with FIN 48, TDS recognized a cumulative-effect adjustment of $4.4 million, decreasing its liability for unrecognized tax benefits, interest, and penalties and increasing the January 1, 2007 balance of Common Stockholders’ Equity. Of this amount, $20.7 million increases accumulated other comprehensive income and $16.3 million represents the cumulative reduction of beginning retained earnings.

At January 1, 2007, TDS had $28.4 million in unrecognized tax benefits which, if recognized, would reduce income tax expense by $16.9 million ($14.3 million, net of the federal benefit from state income taxes). Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months. At June 30, 2007 TDS had $30.9 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $16.2 million, net of the federal benefit from state income taxes.

TDS recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $0.6 million and $2.2 million for the three and six months ended June 30, 2007, respectively. Accrued interest and penalties were $1.3 million and $3.5 million as of January 1, 2007 and June 30, 2007, respectively.

TDS and its subsidiaries file federal and state income tax returns. With few exceptions, TDS is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002. TDS’s consolidated federal income tax returns for the years 2002 – 2005 are currently under examination by the Internal Revenue Service.  TDS and its subsidiaries are also under examination by various state taxing authorities.

6.               Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using net income (loss) available to common and weighted average common shares adjusted to include the effect of potentially dilutive securities.

The amounts used in computing earnings per share and the effect of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income (loss)	$(8,627)	$166,759	$210,698	$202,756
Preferred dividend requirement	(13)	(50)	(26)	(101)
Net income (loss) available to common used in basic earnings per share	$(8,640)	$166,709	$210,672	$202,655

Diluted Earnings per Share:
Net income (loss) available to common used in basic earnings per share	$(8,640)	$166,709	$210,672	$202,655
Minority income adjustment (1)	(1,095)	(371)	(1,767)	(617)
Preferred dividend adjustment (2)	—	50	25	100
Net income (loss) available to common used in diluted earnings per share	$(9,735)	$166,388	$208,930	$202,138

Weighted average number of shares of common stock used in basic earnings per share:
Common Shares	52,048	51,485	52,011	51,478
Special Common Shares	58,539	57,836	58,479	57,829
Series A Common Shares	6,444	6,447	6,445	6,447
Weighted average number of shares of common stock used in basic earnings per share	117,031	115,768	116,935	115,754
Effects of Dilutive Securities:
Effects of stock options (3)	—	708	1,360	659
Effects of Restricted Stock Units(4)	—	2	86	—
Conversion of preferred shares (5)	—	162	51	163
Weighted average number of shares of common stock used in diluted earnings per share	117,031	116,640	118,432	116,576

Basic Earnings (Loss) per Share	$(0.07)	$1.44	$1.80	$1.75

Diluted Earnings (Loss) per Share	$(0.08)	$1.43	$1.76	$1.73

(1)          The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)          The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.

(3)          Stock options convertible into 1,522,000 Common Shares and 2,359,000 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended June 30, 2007, because their effects were antidilutive.  Stock options convertible into 214,000 Common Shares and 214,000 Special Common Shares were not included in computing Diluted Earnings per Share in the six months ended June 30, 2007 because their effects were antidilutive. Stock options convertible into 896,000 Common Shares and 2,001,000 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended June 30, 2006, because their effects were antidilutive.  Stock options convertible into 1,293,000 Common Shares and 2,398,000 Special Common Shares were not included in computing Diluted Earnings per Share in the six months ended June 30, 2006 because their effects were antidilutive.

(4)          Restricted stock units convertible into 80,000 Common Shares and 203,000 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended June 30, 2007, because their effects were antidilutive.

(5)          Preferred shares redeemable for 51,000 Common Shares were not included in computing Diluted Earnings per Share in the three months ended June 30, 2007, because their effects were antidilutive.

7.               Licenses and Goodwill

Changes in TDS’s licenses and goodwill are primarily the result of acquisitions, divestitures and impairment of its licenses, wireless markets and telephone companies. See Note 3 — Acquisitions, Divestitures and Exchanges for information regarding purchase and sale transactions which affected licenses and goodwill during the period.

TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the tables and its competitive local exchange carriers are designated as “CLEC”.

(Dollars in thousands)	U.S.	TDS Telecom
Licenses	Cellular (1)	CLEC	Total

Balance December 31, 2006	$1,517,607	$2,800	$1,520,407
Acquisitions	7,900	—	7,900
Impairment	(2,136)	—	(2,136)
Step acquisition allocation adjustment (2)	4,464	—	4,464
Balance June 30, 2007	$1,527,835	$2,800	$1,530,635

Balance December 31, 2005	$1,385,543	$2,800	$1,388,343
Acquisitions	5,534	—	5,534
Other	(228)	—	(228)
Balance June 30, 2006	$1,390,849	$2,800	$1,393,649

(1)          U.S. Cellular’s beginning and ending balances include $23.3 million of licenses allocated from TDS.

(2)          The step acquisition allocation adjustment is the allocation of value related to U.S. Cellular’s share buyback program. See Note 15 - Common Share Repurchase Programs below for a discussion of U.S. Cellular’s purchase of 670,000 of its Common Shares from an investment banking firm in a private transaction pursuant to an accelerated share repurchase (“ASR”) agreement.

(Dollars in thousands)	U.S.	TDS Telecom
Goodwill	Cellular (1)	ILEC	Other (2)	Total

Balance December 31, 2006	$246,920	$398,652	$2,281	$647,853
Acquisitions	5,864	259	1,521	7,644
Step acquisition allocation adjustment (3)	12,325	—	—	12,325
Balance June 30, 2007	$265,109	$398,911	$3,802	$667,822

Balance December 31, 2005	$242,703	$398,652	$2,281	$643,636
Acquisitions	3,990	—	—	3,990
Other	318	—	—	318
Balance June 30, 2006	$247,011	$398,652	$2,281	$647,944

(1)          U.S. Cellular’s balances in each period include $(238.5) million of goodwill allocated from TDS.

(2)          Consists of goodwill related to Suttle Straus.

(3)          The step acquisition allocation adjustment is the allocation of value related to U.S. Cellular’s share buyback program. See Note 15 - Common Share Repurchase Programs below for a discussion of U.S. Cellular’s purchase of 670,000 of its Common Shares from an investment banking firm in a private transaction pursuant to the ASR agreement.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. Accordingly, the annual impairment tests for licenses and goodwill for 2007 and 2006 were performed in the second quarter of 2007 and 2006. Such impairment tests indicated that there was an impairment of licenses at U.S. Cellular totaling $2.1 million in 2007; the loss is included in Depreciation, amortization and accretion expense on the Consolidated Statements of Operations. There was no impairment of licenses in 2006, and no impairment of goodwill in either 2007 or 2006.

U.S. Cellular’s license impairments in 2007 were related to two of its six units of accounting in which operations have not yet begun. The carrying values of licenses associated with these six units of accounting are tested separately from those associated with U.S. Cellular’s operating licenses. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting.

8.               Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets or allocation of value related to U.S. Cellular’s share buyback program, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life. The changes in the customer lists for the six months ended June 30, 2007 and 2006 were as follows:

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Customer Lists
Balance, beginning of period	$26,196	$47,649
Acquisitions	1,560	2,056
Amortization	(7,381)	(11,707)
Step acquisition allocation adjustment (1)	9,384	—
Balance, end of period	$29,759	$37,998

(1)          The step acquisition allocation adjustment is the allocation of value related to U.S. Cellular’s share buyback program. See Note 15 - Common Share Repurchase Programs below for a discussion of U.S. Cellular’s purchase of 670,000 of its Common Shares from an investment banking firm in a private transaction pursuant to an ASR agreement.

Amortization expense for the remainder of 2007 and for the years 2008 - 2012 is expected to be $6.0 million, $9.6 million, $7.1 million, $5.4 million, $1.6 million and $0.1 million, respectively.

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

Information regarding TDS’s marketable equity securities is summarized as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Deutsche Telekom AG – 113,492,172 and 45,492,172 Ordinary Shares, respectively	$2,096,200	$833,872
Vodafone Group Plc – 2,362,976 and 11,327,674 American Depositary Receipts, respectively	79,467	314,683
VeriSign, Inc. – 0 and 2,361,333 Common Shares, respectively	—	56,789
Aggregate fair value included in Current Assets	2,175,667	1,205,344

Marketable Equity Securities - Investments
Deutsche Telekom AG – 17,969,689 and 85,969,689 Ordinary Shares, respectively	331,900	1,575,824
Rural Cellular Corporation - 719,396 equivalent Common Shares	31,517	9,453
Other	9	9
Aggregate fair value included in investments	363,426	1,585,286
Total aggregate fair value	2,539,093	2,790,630
Accounting cost basis	1,355,472	1,507,477
Gross holding gains	1,183,621	1,283,153
Gross realized holding gains	—	(29,729)
Gross unrealized holding gains	1,183,621	1,253,424
Equity method unrealized gains	387	352
Income tax expense	(433,814)	(488,817)
Minority share of unrealized holding gains	(1,949)	(14,981)
Unrealized holding gains, net of tax and minority share	748,245	749,978
Derivative instruments, net of tax and minority share	(226,997)	(215,122)
Retirement plans, net of tax	(12,580)	(12,743)
Accumulated other comprehensive income	$508,668	$522,113

The investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communication services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to, or settlements with, AirTouch Communications Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunication entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

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

The forward contracts related to TDS’s 2,361,333 VeriSign common shares and the forward contracts related to U.S. Cellular’s 8,964,698 Vodafone ADRs matured in May 2007. TDS elected to deliver the VeriSign common shares in settlement of the forward contracts, and to dispose of all remaining VeriSign common shares in connection therewith.  U.S. Cellular elected to deliver the Vodafone ADRs in settlement of the forward contracts, and to dispose of all of its remaining Vodafone ADRs in connection therewith. As a result of the settlement of these forward contracts in May 2007, TDS no longer owns any VeriSign common shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under the related forward contracts. TDS recorded a pre-tax gain of $137.9 million in the second quarter of 2007 on the settlement of such forward contracts and the disposition of such remaining VeriSign common shares and such remaining U.S. Cellular-owned Vodafone ADRs.

See Note 12 – Long-term Debt and Forward Contracts for additional information related to forward contracts.

10.         Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS and its subsidiaries hold a minority interest.  These investments are accounted for using either the equity or cost method.

TDS’s and its subsidiaries’ significant investments in unconsolidated entities include the following:

	June 30, 2007	June 30, 2006

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	—	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)          In addition, U.S. Cellular owns a 49% interest in an entity, which owned an interest of approximately 2.9% of Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications L.L.C. The entity’s investment in Midwest Wireless Holdings, L.L.C. was disposed of in the fourth quarter of 2006.

Based primarily on data furnished to TDS by third parties, the following summarizes the combined results of operations of all wireless and wireline entities in which TDS’s investments are accounted for by the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Results of operations
Revenues	$1,109,000	$1,025,000	$2,206,000	$2,018,000
Operating expenses	737,000	703,000	1,467,000	1,391,000
Operating income	372,000	322,000	739,000	627,000
Other income (expense), net	8,000	14,000	15,000	22,000
Net Income	$380,000	$336,000	$754,000	$649,000

11.         Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes.  At June 30, 2007, TDS had no outstanding notes payable and $3.4 million letters of credit were outstanding, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating.  At June 30, 2007, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at June 30, 2007). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2007). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at June 30, 2007, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 8.25% at June 30, 2007).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2007, U.S. Cellular had no outstanding notes payable and $0.2 million letters of credit were outstanding, leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating.  At June 30, 2007, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at June 30, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2007).  This credit facility expires in December 2009.

TDS’s and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from Moody’s Investor Service (“Moody’s”) were lowered. However, the credit facilities would not cease to be available or accelerate solely as a result of a decline in TDS’s or U.S. Cellular’s credit rating. A downgrade in TDS’s or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new credit facilities in the future. TDS’s and U.S. Cellular’s credit ratings are as follows:

Moody’s (Issued November 10, 2005)	Baa3	– under review for possible further downgrade
Standard & Poor’s (Issued June 21, 2007)	BB+	– with developing outlook
Fitch (Issued November 10, 2005)	BBB+	– on ratings watch negative

On February 13, 2007, Standard & Poor’s lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB. The ratings remained on credit watch with negative implications.  On April 23, 2007, Standard & Poor’s lowered its credit rating on TDS and U.S. Cellular to BB+ from BBB-. The ratings remained on credit watch with negative implications. On June 21, 2007, Standard & Poor’s affirmed the BB+ rating, and removed TDS and U.S. Cellular from Credit Watch. The outlook is developing.

The maturity dates of borrowings under TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 6, 2006, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late with certain filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’s SEC filings. The restatements and late filings resulted in defaults under the revolving credit agreements and one line of credit agreement.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements.  TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. TDS and U.S. Cellular believe they were in compliance as of June 30, 2007 with all covenants and other requirements set forth in the revolving credit facilities.

12.         Long-Term Debt and Forward Contracts

TDS’s long-term debt does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect TDS’s ability to obtain long-term debt financing in the future. TDS believes it was in compliance as of June 30, 2007 with all covenants and other requirements set forth in its long-term debt indenture.

TDS redeemed $35.0 million of medium-term notes in January and February of 2006 which carried an interest rate of 10.0%.

Forward Contracts

TDS and its subsidiaries maintain a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. Subsidiaries of TDS have prepaid forward contracts with counterparties in connection with its Deutsche Telekom, and Vodafone marketable equity securities and until May 2007 TDS had such contracts in connection with its VeriSign marketable equity securities and U.S. Cellular had such contracts in connection with its Vodafone marketable equity securities. The principal amount of the prepaid forward contracts was accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. The prepaid forward contracts contain embedded collars that are bifurcated and receive separate accounting treatment in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities.

The Deutsche Telekom forward contracts mature from July 2007 to September 2008. A majority of the contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.36% at June 30, 2007). The remaining contracts are structured as zero coupon obligations with a weighted average effective interest rate of 4.4% per year. No interest payments are required for the zero coupon obligations during the contract period.

U.S. Cellular’s Vodafone forward contracts matured in May 2007 and TDS Telecom’s Vodafone contracts mature in October 2007. The Vodafone forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.36% at June 30, 2007).

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

Under the terms of the remaining forward contracts related to Deutsche Telekom and Vodafone marketable equity securities, subsidiaries of TDS will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts, at TDS’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively reduce downside risk and upside potential on the contracted shares. The collars are typically contractually adjusted for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery. If TDS elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. TDS provides and U.S. Cellular provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its consolidated subsidiaries upon settlement of the contracts.

The forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular matured in May 2007. The loan amounts associated with the forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular were $20.8 million and $159.9 million, respectively. TDS elected to deliver the VeriSign common shares in settlement of the forward contracts, and to dispose of all of its remaining VeriSign common shares in connection therewith. U.S. Cellular elected to deliver the Vodafone ADRs in settlement of the forward contracts, and to dispose of all of its remaining Vodafone ADRs in connection therewith.   TDS recognized a pre-tax gain of $137.9 million at the time of the delivery of the VeriSign common shares and Vodafone ADRs. Since shares were delivered in the settlement of the forward contract, TDS incurred a current tax liability in the amount of $43.4 million at the time of the delivery. After these forward contracts were settled in May 2007, TDS no longer owns any VeriSign common shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under such forward contracts.

The following table details the outstanding forward contracts, related marketable equity securities, and maturity dates of the contracts as of June 30, 2007, all of which relate to TDS:

Marketable Equity Security	Shares	Loan Amounts (000’s)	Maturity Date

Deutsche Telekom AG	45,492,172	$516,891	Third Quarter 2007
Vodafone Group Plc	2,362,976	41,183	Fourth Quarter 2007
Deutsche Telekom AG	30,000,000	340,963	First Quarter 2008

Deutsche Telekom AG	38,000,000	452,104	Second Quarter 2008
Unamortized Discount		(8,334)
		443,770

Deutsche Telekom AG	17,969,689	222,298	Third Quarter 2008
Unamortized Discount		(10,723)
		211,575
		$1,554,382

TDS has elected to deliver a substantial majority of the 45,492,172 Deutsche Telekom ordinary shares in settlement of the forward contracts relating to such Deutsche Telekom ordinary shares, with a loan value of $516.9 million, maturing in the third quarter of 2007, and to dispose of the remaining Deutsche Telekom ordinary shares in connection with such forward contracts. As a result, following such settlement and disposition, TDS will no longer own 45,492,172 of the Deutsche Telekom ordinary shares.  As previously disclosed, TDS had forecasted that it will deliver shares upon settlement of its forward contracts.  TDS will determine whether to settle the remaining forward contracts in shares or in cash at a time closer to the maturity dates.

TDS is and until May 2007 U.S. Cellular was required to comply with certain covenants under the forward contracts. On November 6, 2005, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late with certain SEC filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’s SEC filings. The restatements and late filings resulted in defaults under the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts.  TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. TDS believes that it was in compliance as of June 30, 2007 with all covenants and other requirements set forth in its forward contracts.  U.S. Cellular did not have any forward contracts as of June 30, 2007.

13.         Commitments and Contingencies

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

TDS is party to an indemnity agreement with T-Mobile USA Inc., (“T-Mobile”) regarding certain contingent liabilities at Aerial Communications, Inc. (“Aerial”) for the period prior to Aerial’s merger into VoiceStream Wireless.  As of June 30, 2007, TDS has recorded liabilities of $0.9 million relating to this indemnity, which represents its best estimate of its probable liability.

Legal Proceedings

TDS is involved in a number of legal proceedings before the FCC, other regulatory authorities, and various state and federal courts. In accordance with SFAS No. 5, Accounting for Contingencies, if TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

Regulatory Environment

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

14.         Minority Interest in Subsidiaries

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’s consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and L.L.C. agreements. The termination dates of TDS’s mandatorily redeemable minority interests range from 2042 to 2105.

The settlement value of TDS’s mandatorily redeemable minority interests is estimated to be $194.9 million at June 30, 2007. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on June 30, 2007, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at June 30, 2007 is $34.9 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $160.0 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor TDS’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.         Common Share Repurchase Programs

On March 2, 2007, the Board of Directors of TDS authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise.  The authorization will expire March 2, 2010. As of June 30, 2007, TDS repurchased 217,280 Special Common Shares for $12.6 million, or $57.80 per share pursuant to this authorization. TDS did not repurchase any common shares in 2006.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates on a quarterly basis, primarily for use in employee benefit plans (the “Limited Authorization”).  This authorization does not have an expiration date.

On March 6, 2007, in addition to U.S. Cellular’s existing Limited Authorization discussed above, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods.  This authorization was scheduled to expire on March 6, 2010.  However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This amount represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization, both as described above.  Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.  Investments in licenses, goodwill and customer lists increased by $4.5 million, $12.3 million and $9.4 million, respectively, as a result of U.S. Cellular entering into the ASR.

In addition, on July 10, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment bank, the shares were repurchased for approximately $16.1 million or $96.10 per share. The repurchased shares are being held as treasury shares.

In connection with each ASR, the investment bank will purchase an equivalent number of shares in the open-market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period, less a negotiated discount. The purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

As of June 30, 2007, the investment bank has purchased 87,700 shares at an average price of $75.26 per share under the April 4, 2007 ASR. The purchase price adjustment totals approximately $0.2 million owed by U.S. Cellular to the investment bank as of June 30, 2007 based on the difference between the price paid by U.S. Cellular of $73.22 per share in connection with the ASR, and the average price paid by the investment bank of $75.26 per share. U.S. Cellular could elect to settle the amount owed by issuing approximately 2,000 U.S. Cellular Common Shares to the investment bank.  U.S. Cellular would owe the investment bank an additional $10.1 million or approximately 111,700 U.S. Cellular Common Shares if the investment bank repurchased the remaining 582,300 shares at the June 30, 2007 closing market price of $90.60.  The amount owed would increase or decrease by $582,300 for each $1 increase or decrease in the stock price. Any amount owed will be settled at the conclusion of the program.

TDS’s ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. In addition, the subsequent ASR purchase price adjustment may result in additional amounts being allocated to licenses, goodwill and customer lists at TDS.

16.         Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on marketable equity securities and derivative instruments and related income tax effects included in Accumulated other comprehensive income are as follows.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$749,978	$578,273
Add (deduct):
Unrealized gains (losses) on marketable equity securities	63,639	(84,997)
Income tax (expense) benefit	(24,117)	33,486
	39,522	(51,511)
Unrealized gain (loss) of equity method companies	35	(190)
Minority share of unrealized (gains) losses	(2,554)	327
Net change in unrealized gains (losses) on marketable equity	37,003	(51,374)

Recognized gain on sale of marketable equity securities	(133,442)	—
Income tax expense	48,814	—
	(84,628)	—
Minority share of income	15,586	—
Net recognized gain on sale of marketable equity securities	(69,042)	—
Net change in marketable equity securities	(32,039)	(51,374)
Application of FIN 48	30,306	—
Balance, end of period	$748,245	$526,899

Derivative Instruments
Balance, beginning of period	$(215,122)	$(214,632)
Add (deduct):
Minority share of unrealized gains	—	(3)
Net change in unrealized losses on derivative instruments	—	(3)

Recognized gain on settlement of derivative instruments	(4,480)	—
Income tax expense	1,639	—
	(2,841)	—
Minority share of income	549	—
Net recognized gain on settlement of derivatives	(2,292)	—
Net change in derivative instruments	(2,292)	(3)
Application of FIN 48	(9,583)	—
Balance, end of period	$(226,997)	$(214,635)

Retirement Plans
Balance, beginning of period	$(12,743)	$—
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost, net of taxes	(254)	—
Amortization of unrecognized net loss, net of taxes	417	—
Net change in retirement plans included in comprehensive income	163	—
Balance, end of year	$(12,580)	$—

Accumulated Other Comprehensive Income
Balance, beginning of period	$522,113	$363,641
Net change in marketable equity securities	(32,039)	(51,374)
Net change in derivative instruments	(2,292)	(3)
Net change in retirement plans	163	—
Net change in unrealized gains included in comprehensive income	(34,168)	(51,377)
Application of FIN 48	20,723	—
Balance, end of period	$508,668	$312,264

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Comprehensive Income
Net income	$210,698	$202,756
Net change in unrealized losses included in comprehensive income	(34,168)	(51,377)
	$176,530	$151,379

17.         Stock-Based Compensation

Stock-based compensation expense recorded for the three and six months ended June 30, 2007, was $6.2 million and $10.9 million, respectively. Stock-based compensation expense recorded for the three and six months ended June 30, 2006, was $6.0 million and $14.7 million, respectively.  Stock-based compensation expense is primarily recorded in Selling, general and administrative expense.

At June 30, 2007, TDS’s unrecognized compensation cost for all stock-based compensation awards was $23.4 million. The unrecognized compensation cost for stock-based compensation awards at June 30, 2007 is expected to be recognized over a weighted average period of one year.

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

Effective January 1, 2006, TDS adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Upon adoption of SFAS 123(R), TDS elected to continue to value its share-based payment transactions using the Black-Scholes valuation model, which was previously used by TDS for purposes of preparing the pro forma disclosures under SFAS 123.

Under the TDS 2004 Long-Term Incentive Plan (and a predecessor plan), TDS may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees.  TDS had reserved 2,533,000 Common Shares and 10,183,000 Special Common Shares at June 30, 2007, for equity awards granted and to be granted under this plan. At June 30, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. As of June 30, 2007 TDS had also reserved 313,000 Special Common Shares under an employee stock purchase plan. The maximum number of TDS Common Shares, TDS Special Common Shares and TDS Series A Common Shares that may be issued to employees under all stock-based compensation plans in effect at June 30, 2007 was 2,533,000, 10,496,000 and 0 shares, respectively.  TDS has also created a Non-Employee Directors’ Plan under which it has reserved 66,000 Special Common Shares of TDS stock for issuance as compensation to members of the board of directors who are not employees of TDS. TDS currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Stock Options—Non qualified stock options granted to key employees are exercisable over a specified period not in excess of ten years.  Stock options generally vest over periods up to four years from the date of grant.  Stock options outstanding at June 30, 2007 expire between 2007 and 2016.  TDS estimates the fair value of stock options granted using the Black-Scholes valuation model. TDS did not grant any stock options during the three and six months ended June 30, 2007. TDS granted 1,105,000 stock options during the three and six months ended June 30, 2006.

A summary of outstanding and exercisable stock options as of June 30, 2007 is presented below:

Tandem Options (1)

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable at June 30, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$33.87-$49.99	207,000	1.8	$41.50	207,000	N/A	$41.50
$50.00-$74.99	565,000	5.7	61.39	565,000	N/A	61.39
$75.00-$99.99	392,000	6.3	82.26	392,000	N/A	82.26
$100.00-$127.00	358,000	3.0	113.75	358,000	N/A	113.75
	1,522,000	4.7	$76.29	1,522,000	4.7	$76.29

Special Common Options

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable at June 30, 2007	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$38.00-$39.99	526,000	8.6	$38.00	525,000	N/A	$38.00
$40.00-$49.99	312,000	9.4	47.33	312,000	N/A	47.33
	838,000	8.9	$41.48	837,000	8.9	$41.48

(1)     Upon exercise, each tandem option is converted into one TDS Common Share and one TDS Special Common Share. All TDS tandem stock options outstanding were granted prior to the distribution of the TDS Special Common Share Dividend in 2005.

The aggregate intrinsic value of Tandem Options outstanding and Special Common Options outstanding was $66.8 million and $13.5 million at June 30, 2007, respectively. The aggregate intrinsic value of Tandem Options exercisable and Special Common Options exercisable was $66.8 million and $13.5 million at June 30, 2006, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (the difference between TDS’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount will change in future periods based on the market price of TDS’s stock.

Restricted Stock Units—Beginning in April 2005, TDS granted restricted stock unit awards to key employees. These awards generally vest after three years. TDS estimates the fair value of restricted stock units based on the closing market price of TDS shares on the date of grant.

Deferred Compensation Stock Units—Certain TDS employees may elect to defer receipt of all or a portion of their annual bonuses and to receive stock unit matches on the amount deferred up to $400,000 per bonus. TDS match amounts depend on the amount of annual bonus that is deferred into stock units. The matched stock units vest ratably at a rate of one-third per year over three years. TDS estimates the fair value of deferred compensation matching stock units based on the closing market price of TDS shares on the date of grant.

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of TDS and its subsidiaries may purchase a limited number of shares of TDS common stock on a quarterly basis. The per share cost to each participant is 85% of the market value of the Common Shares or Special Common Shares as of the issuance date.  TDS issued 0 and 9,500 shares during the six months ended June 30, 2007 and 2006, respectively.

U.S. Cellular

Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method.   Upon adoption of SFAS 123(R), U.S. Cellular elected to continue to value its share-based payment transactions using the Black-Scholes valuation model, which was previously used by U.S. Cellular for purposes of preparing the pro forma disclosures under SFAS 123.

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan and a non-employee director compensation plan.

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units and deferred compensation stock unit awards to key employees. At June 30, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards and deferred compensation stock unit awards.

At June 30, 2007, U.S. Cellular had reserved 4,188,000 Common Shares for equity awards granted and to be granted under the long-term incentive plan, and also had reserved 104,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at June 30, 2007 was 4,292,000 shares. U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Long-Term Incentive Plan — Stock Options— Non-qualified stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at June 30, 2007 expire between 2007 and 2017. U.S. Cellular granted 470,000 and 551,000 stock options during the six months ended June 30, 2007 and 2006, respectively. U.S. Cellular used the assumptions shown in the table below in valuing options granted in 2007.

Expected Life	3.1 years
Expected Annual Volatility Rate	22.8%-23.2%
Dividend Yield	—
Risk Free Interest Rate	4.4%-4.6%
Estimated Annual Forfeiture Rate	9.6%

A summary of U.S. Cellular stock options outstanding and exercisable as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,571,000	$44.07	7.2	$119,651,000
(1,430,000 exercisable)		42.15	6.4	69,288,000
Granted	470,000	73.92		7,834,000
Exercised	1,084,000	41.44		39,136,000
Forfeited	64,000	54.08		2,342,000
Expired	10,000	37.83		509,000
Outstanding at June 30, 2007	1,883,000	52.71	7.9	71,359,000
(851,000 exercisable)		$42.10	6.7	$41,257,000

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount will change in future periods based on the market price of U.S. Cellular’s stock.

Long-Term Incentive Plan – Restricted Stock Units—U.S. Cellular grants restricted stock unit awards, which generally vest after three years, to key employees.  U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant. U.S. Cellular granted 137,000 and 128,000 restricted stock units during the six months ended June 30, 2007 and 2006, respectively.

A summary of U.S. Cellular nonvested restricted stock units at June 30, 2007 and changes during the six months then ended is presented in the tables that follow:

Liability Classified Awards

Weighted Average Grant-Date
	Number of	Fair Values of
	Restricted Stock Units	Restricted Stock Units
Nonvested at December 31, 2006	57,000	$38.65
Granted	—	—
Vested	57,000	38.65
Forfeited	—	—
Nonvested at June 30, 2007	—	$—

Equity Classified Awards

		Weighted Average Grant-Date
	Number of	Fair Values of
	Restricted Stock Units	Restricted Stock Units
Nonvested at December 31, 2006	288,000	$51.54
Granted	137,000	74.09
Vested	—	—
Forfeited	22,000	54.11
Nonvested at June 30, 2007	403,000	$59.01

Long-Term Incentive Plan – Deferred Compensation Stock Units—Certain U.S. Cellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in U.S. Cellular Common Share stock units. The matching contributions also are deemed to be invested in U.S. Cellular Common Share stock units, with the number of such units determined based on the dollar amount of the matching contribution and the closing market price of U.S. Cellular Common Shares on the date of the match.

A summary of U.S. Cellular nonvested deferred compensation stock units at June 30, 2007 and changes during the six months then ended is presented in the table below:

	Number of Stock Units	Weighted Average Grant-Date Fair Values of Stock Options
Nonvested at December 31, 2006	2,400	$51.39
Granted	2,600	70.55
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2007	5,000	$61.35

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. The per share cost to each participant is 85% of the market value of the Common Shares as of the issuance date. U.S. Cellular employees are also eligible to participate in the TDS employee stock purchase plan. The per share costs in the TDS plan are the same as those for the U.S. Cellular plan. U.S. Cellular issued 2,300 shares during the six months ended June 30, 2007. No shares were issued during the six months ended June 30, 2006.

Non-Employee Director Compensation Plan - Under the Non-Employee Director Compensation Plan, U.S. Cellular has reserved 3,100 Common Shares of U.S. Cellular for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular or TDS. U.S. Cellular issued 663 shares during the six months ended June 30, 2007 and 40 shares during the six months ended June 30, 2006.

During the three and six months ended June 30, 2007 and 2006, U.S. Cellular recognized stock-based compensation costs of $5.2 million and $8.2 million and $3.1 million and $10.5 million, respectively. At June 30, 2007, unrecognized compensation cost for all U.S. Cellular stock-based compensation awards was $20.1 million. The unrecognized compensation cost for stock-based compensation awards at June 30, 2007 is expected to be recognized over a weighted average period of one year.

18.         Business Segment Information

Financial data for TDS’s business segments for the three and six month periods ended or at June 30, 2007 and 2006 are as follows.  TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2007	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
(Dollars in thousands)
Operating revenues	$971,646	$159,103	$58,767	$11,940	$(8,622)	$1,192,834
Cost of services and products	327,424	50,717	30,192	9,163	(2,215)	415,281
Selling, general and administrative expense	371,894	44,060	21,405	1,832	(6,121)	433,070
Operating income before depreciation, amortization and accretion (3)	272,328	64,326	7,170	945	(286)	344,483
Depreciation, amortization and accretion expense	148,856	32,224	6,220	656	2,572	190,528
Operating income (loss)	123,472	32,102	950	289	(2,858)	153,955
Other items:
Equity in earnings of unconsolidated entities	22,980	—	—	—	895	23,875
Fair value adjustment of derivative instruments	(17,849)	—	—	—	(340,270)	(358,119)
Gain on investments	131,686	—	—	—	6,234	137,920
Marketable equity securities	16,248	—	—	—	2,522,845	2,539,093
Investment in unconsolidated entities	155,514	3,671	—	—	44,995	204,180
Total assets	5,557,411	1,745,077	145,626	27,647	3,132,938	10,608,699
Capital expenditures	$137,061	$30,863	$4,757	$648	$1,134	$174,463

Three Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2006	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
(Dollars in thousands)
Operating revenues	$846,137	$161,960	$57,734	$8,355	$(5,499)	$1,068,687
Cost of services and products	283,971	47,479	32,745	5,982	(618)	369,559
Selling, general and administrative expense	342,769	47,138	22,434	1,342	(2,317)	411,366
Operating income before depreciation, amortization and accretion (3)	219,397	67,343	2,555	1,031	(2,564)	287,762
Depreciation, amortization and accretion expense	140,486	33,252	6,005	710	—	180,453
Operating income (loss)	78,911	34,091	(3,450)	321	(2,564)	107,309
Other items:
Equity in earnings of unconsolidated entities	21,957	—	—	—	534	22,491
Fair value adjustment of derivative instruments	(922)	—	—	—	(10,846)	(11,768)
Gain on investments	—	91,418	—	—	—	91,418
Marketable equity securities	222,302	—	—	—	2,227,342	2,449,644
Investment in unconsolidated entities	176,653	3,623	—	—	41,911	222,187
Total assets	5,456,224	1,777,468	144,639	26,131	2,855,724	10,260,186
Capital expenditures	$151,398	$29,713	$4,351	$244	$812	$186,518

Six Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2007	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
(Dollars in thousands)
Operating revenues	$1,906,320	$316,695	$120,117	$21,263	$(15,004)	$2,349,391
Cost of services and products	649,387	99,814	59,149	16,461	(3,562)	821,249
Selling, general and administrative expense	726,825	85,919	43,008	3,298	(9,498)	849,552
Operating income before depreciation, amortization and accretion (3)	530,108	130,962	17,960	1,504	(1,944)	678,590
Depreciation, amortization and accretion expense	298,113	66,270	12,079	1,288	4,088	381,838
Operating income (loss)	231,995	64,692	5,881	216	(6,032)	296,752
Other items:
Equity in earnings of unconsolidated entities	46,078	—	—	—	1,493	47,571
Fair value adjustment of derivative instruments	(5,388)	—	—	—	(96,861)	(102,249)
Gain on investments	131,686	—	—	—	6,234	137,920
Marketable equity securities	16,248	—	—	—	2,522,845	2,539,093
Investment in unconsolidated entities	155,514	3,671	—	—	44,995	204,180
Total assets	5,557,411	1,745,077	145,626	27,647	3,132,938	10,608,699
Capital expenditures	$246,790	$46,918	$7,340	$1,954	$2,427	$305,429

Six Months Ended or at	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
June 30, 2006	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
(Dollars in thousands)
Operating revenues	$1,682,513	$322,986	$117,229	$15,938	$(10,902)	$2,127,764
Cost of services and products	580,605	93,558	61,819	11,254	(1,371)	745,865
Selling, general and administrative expense	670,473	91,185	45,150	3,249	(6,070)	803,987
Operating income before depreciation, amortization and accretion (3)	431,435	138,243	10,260	1,435	(3,461)	577,912
Depreciation, amortization and accretion expense	282,511	66,828	12,659	1,421	—	363,419
Operating income (loss)	148,924	71,415	(2,399)	14	(3,461)	214,493
Other items:
Equity in earnings of unconsolidated entities	41,440	—	—	—	856	42,296
Fair value adjustment of derivative instruments	3,893	—	—	—	(15,631)	(11,738)
Gain on investments	—	91,418	—	—	—	91,418
Marketable equity securities	222,302	—	—	—	2,227,342	2,449,644
Investment in unconsolidated entities	176,653	3,623	—	—	41,911	222,187
Total assets	5,456,224	1,777,468	144,639	26,131	2,855,724	10,260,186
Capital expenditures	$268,607	$46,822	$7,024	$2,117	$5,724	$330,294

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Total operating income from reportable and other segments	$153,955	$107,309	$296,752	$214,493
Total investment and other income	(105,669)	188,457	130,068	160,316
Income before income taxes and minority interest	$48,286	$295,766	$426,820	$374,809

19.         Gain on Sale of Assets

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable previously written off for $5.9 million.  The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer.  The sale was subject to a 180-day period in which the buyer may request a refund for unenforceable accounts.  The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the gain deferred until expiration of the recourse period.  During the second quarter 2007, U.S. Cellular recognized a gain of $5.0 million, net of refunds for unenforceable accounts. The gain is included in the Selling, general and administrative expense on the Consolidated Statements of Operations. All expenses related to the transaction were recognized in the period incurred.

20.         Gain on Investments

TDS recorded a gain of $137.9 million in the second quarter of 2007 on the settlement of forward contracts and the disposition of remaining VeriSign common shares and U.S. Cellular owned Vodafone ADRs. See Note 12 – Long-Term Debt and Forward Contracts for additional information related to forward contracts.  In the second quarter of 2006 Gain on investments totaled $91.4 million primarily resulting from TDS Telecom’s remittance of its Rural Telephone Bank (“RTB”) shares to the RTB which resulted in a gain of $90.3 million.

21.         Supplemental Cash Flow Disclosures – Non-Cash Financing Activities

During the second quarter of 2007, TDS delivered 2,123,310 VeriSign common shares with a fair market value of $55.7 million to settle the $20.8 million principal amount of prepaid forward contracts and $34.9 million of related derivative liability.

During the second quarter of 2007, U.S. Cellular delivered 8,815,475 Vodafone ADRs with a fair market value of $254.1 million to settle the $159.9 million principal amount of prepaid forward contracts and $94.2 million of related derivative liabilities.

22.         Subsequent Events

Common Stock Repurchase Program

On July 10, 2007, pursuant to its Limited Authorization, U.S. Cellular entered into an agreement to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction in connection with an ASR. See Note 15 – Common Share Repurchase Program for additional information.

Sale of Rural Cellular Corporation

TDS and its subsidiaries own 719,396 shares of Rural Cellular Corporation (“RCCC”).  On July 30, 2007, RCCC announced that Verizon Wireless has agreed to purchase the outstanding shares of RCCC for $45 per share in cash.  The acquisition is expected to close in the first half of 2008.  If the transaction closes, TDS will receive approximately $32.4 million in cash, recognize a $31.7 million pre-tax gain and cease to own any interest in RCCC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS and TDS.S) is a diversified telecommunications company providing high-quality telecommunications services to an aggregate of approximately 7.2 million wireless telephone customers and wireline telephone equivalent access lines.  TDS conducts substantially all of its wireless telephone operations through its 80.7%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and its printing and distribution operations through its 80%-owned subsidiary, Suttle Straus, Inc.

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

Results of Operations

U.S. Cellular - U.S. Cellular differentiates itself from its competitors through a customer satisfaction strategy, reflecting a customer service focus, a high-quality wireless network and broad product distribution. U.S. Cellular’s business development strategy is to acquire, develop and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular’s operating strategy is to strengthen the geographic areas where it can continue to build long-term operating synergies and to exit those areas where it does not have opportunities to build such synergies.

U.S. Cellular offers wireless telephone service to approximately 6 million customers covering six market areas in 26 states as of June 30, 2007. U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. During the second quarter of 2007, Barat Wireless was awarded the 17 licenses for which it was the successful bidder in Auction 66. U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, interests in 253 wireless markets at June 30, 2007.

Operating highlights for U.S. Cellular in the first six months of 2007 included the following:

•            Total customers increased 5% year-over-year to 6,010,000 and average monthly service revenue per customer increased 7% to $49.60;

•            The retail postpay churn rate per month was 1.3%.  The total postpay churn rate per month, including reseller customers, was 1.7%;

•            During the second quarter of 2007, U.S. Cellular paid off all outstanding balances under its revolving credit facility and, at June 30, 2007, had cash and cash equivalents totaling $146.1 million; and

•            Additions to property, plant and equipment totaled $246.8 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s office systems. Total cell sites in service increased 10% year-over-year to 6,140.

Service Revenues increased $205.9 million, or 13%, to $1,766.8 million in the six months ended June 30, 2007 from $1,560.9 million in 2006.  Revenues from data products and services increased 74% to $163.0 million in the six months ended June 30, 2007 from $93.7 million in 2006 as customers continue to increase usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Service (SMS) and BlackBerry® handsets and service.

Operating Income increased $83.1 million, or 56%, to $232.0 million in the six months ended June 30, 2007 from $148.9 million in 2006. The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 13.1% in the six months ended June 30, 2007 compared to 9.5% in 2006.  During the second quarter of 2007, U.S. Cellular recognized a Gain on sale of assets of $5.0 million related to an agreement entered into during December 2006 to sell accounts receivable amounts written off during previous years.

Although operating income margin improved in 2007 on a year-over-year basis, U.S. Cellular anticipates that there will be continued pressure on its operating income and operating income margin in the next few years related to the following factors:

•                  costs of customer acquisition and retention;

•                  effects of competition;

•                  providing service in recently launched areas;

•                  potential increases in prepaid and reseller customers as a percentage of U.S. Cellular’s customer base;

•                  costs of developing and introducing new products and services; and

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

TDS Telecom increased its total equivalent access lines served by 11,200, or 1%, since June 30, 2006, ending the quarter with 1,209,600 equivalent access lines served. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating revenues decreased $3.4 million, or 1%, to $433.9 million in the six months ended June 30, 2007 from $437.3 million in 2006, reflecting lower incumbent local exchange carriers (“ILEC”) revenues partially offset by higher competitive local exchange carriers (“CLEC”) revenues.

Operating income increased $1.6 million, or 2%, to $70.6 million in 2007 from $69.0 million in 2006, primarily as a result of a decrease in CLEC expenses.

Incumbent and competitive local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation and new technologies such as Voice over Internet Protocol. Despite these challenges, TDS Telecom has successfully increased equivalent access line levels while maintaining excellent customer satisfaction.

See “TDS Telecom Operations.”

Cash Flows and Investments

At June 30, 2007, TDS and its subsidiaries had cash and cash equivalents totaling $1,303.2 million, available borrowing capacity of $1,296.4 million under its revolving credit facilities and an additional $75.0 million of bank lines of credit. Also, during the six months ended June 30, 2007, TDS generated cash flows from operating activities of $615.1 million. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures.  TDS continues to seek to maintain a strong balance sheet and an investment grade credit rating.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Operating Revenues increased $221.6 million, or 10%, to $2,349.4 million during the six months ended June 30, 2007 from $2,127.8 million during the six months ended June 30, 2006.  U.S. Cellular’s operating revenues increased $223.8 million, or 13%, to $1,906.3 million in 2007 from $1,682.5 million in 2006 as customers served increased by 306,000, or 5%, since June 30, 2006, to 6,010,000. TDS Telecom’s operating revenues decreased $3.4 million, or 1%, to $433.9 million in 2007 from $437.3 million in 2006 reflecting lower ILEC revenues partially offset by higher CLEC revenues  Equivalent access lines increased by 11,200 or 1%, since June 30, 2006, to 1,209,600.

Operating Expenses increased $139.3 million, or 7%, to $2,052.6 million in 2007 from $1,913.3 million in 2006 primarily reflecting growth in operations. U.S. Cellular’s operating expenses increased $140.7 million, or 9%, to $1,674.3 million in 2007 from $1,533.6 million in 2006 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base.  TDS Telecom’s expenses decreased $4.9 million, or 1%, to $363.4 million in 2007 and from $368.3 million in 2006.

Operating Income increased $82.3 million, or 38%, to $296.8 million in 2007 from $214.5 million in 2006.  The operating margin was 12.6% in 2007 and 10.1% in 2006 on a consolidated basis.  U.S. Cellular’s operating income increased $83.1 million, or 56%, to $232.0 million from $148.9 million in 2006 and its operating margin, as a percentage of service revenues, increased to 13.1% in 2007 from 9.5% in 2006.  TDS Telecom’s operating income increased $1.6 million, or 2%, to $70.6 million from $69.0 million in 2006 and its operating margin increased to 16.3% from 15.8% in 2006.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments, fair value adjustment of derivative instruments and interest expense.  Investment and other income (expense) totaled $130.1 million in 2007 and $160.3 million in 2006.

Equity in earnings of unconsolidated entities increased $5.3 million, or 12%, to $47.6 million in 2007 from $42.3 million in 2006.  Equity in earnings of unconsolidated entities represents TDS’s share of net income from markets in which it or U.S. Cellular has a minority interest and that are accounted for by the equity method.  U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $36.4 million and $30.4 million to equity in earnings of unconsolidated entities for the six months ended June 30, 2007 and 2006, respectively.

Interest and dividend income increased $6.0 million to $164.0 million in 2007 from $158.0 million in 2006 primarily due to the $8.2 million increase in dividend income from Deutsche Telekom.

Interest expense decreased $4.8 million, or 4%, to $113.0 million in 2007 from $117.8 million in 2006. The decrease in interest expense in the six months ended June 30, 2007 was primarily due to a decrease in interest related to TDS’s 7.0% senior notes that were paid off in the third quarter of 2006 ($7.0 million) offset by an increase in interest paid on forward contracts related to interest rate increases ($3.1 million).

Fair value adjustments of derivative instruments totaled a loss of $102.2 million in 2007 and $11.7 million in 2006. Fair value adjustments of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. Accounting for the embedded collars as derivative instruments not designated as a hedge results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statement of Operations.  Also included in the fair value adjustments of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge.

Gain on investments totaled a gain of $137.9 million in 2007 and $91.4 million in 2006. The gain in 2007 consists of the $137.9 million gain recorded on the delivery of the Vodafone ADRs and VeriSign common shares to settle the related prepaid forward contracts and the sale of the remaining Vodafone ADRs and VeriSign common shares.  The gain in 2006 was primarily due to the $90.3 million gain at TDS Telecom from its remittance of Rural Telephone Bank (“RTB”) shares.  See Note 20 – Gain on Sale of Investment.

Other expense totaled $4.1 million in 2007 and $1.9 million in 2006.

Income Tax Expense increased $18.4 million to $167.9 million in 2007 from $149.5 million in 2006 primarily due to the increase in pre-tax income.  The overall effective tax rates on income before income taxes and minority interest for the six months ended June 30, 2007 and 2006 were 39.3% and 39.9%, respectively. For further analysis and discussion of TDS’s effective tax rates in 2007 and 2006, see Note 5 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$ (42,757)	$ (16,843)
Minority Shareholders’ or Partners’	(5,402)	(5,546)
	(48,159)	(22,389)
Other	(25)	(136)
	$ (48,184)	$ (22,525)

Net Income Available to Common totaled $210.7 million, or $1.76 per diluted share, in 2007 and $202.7 million, or $1.73 per diluted share, in 2006.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 80.7%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.  Growth in the customer base is the primary reason for the change in U.S. Cellular’s results of operations in 2007 and 2006. The number of customers increased 5% to 6,010,000 at June 30, 2007, from 5,704,000 at June 30, 2006, due to customer additions from its marketing channels and acquisition, divestiture and exchange activities.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2007	2006
As of June 30, (1a)
Total market population (2)	81,581,000	55,543,000
Customers (3)	6,010,000	5,704,000
Market penetration (4)	7.4%	10.3%
Total full-time equivalent employees	7,516	7,458
Cell sites in service	6,140	5,583
For the Six Months Ended June 30, (1b)
Net customer additions (5)	189,000	199,000
Net retail customer additions (5)	217,000	172,000
Average monthly service revenue per customer (6)	$ 49.60	$ 46.38
Retail postpay churn rate per month (7)	1.3%	1.5%
Total postpay churn rate per month (7)	1.7%	1.5%
Sales and marketing cost per gross customer addition (8)	$ 451	$ 453

(1a)          Amounts in 2007 include information related to all markets included in U.S. Cellular’s consolidated operations as of
June 30, 2007.  Such markets include; (i) the market acquired during February 2007 from February 1 through June 30, 2007; and (ii) the markets related to the 17 licenses granted to Barat Wireless by the FCC in April 2007 which are incremental to U.S. Cellular’s currently owned or acquirable markets from April 30, 2007 through June 30, 2007. Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of June 30, 2006. Such markets include: (i) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through June 30, 2006; and (ii) the additional market interest acquired during April 2006 for the period April 1, 2006 through June 30, 2006.

(1b)         Amounts in 2007 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2007 through June 30, 2007.  The market acquired in February 2007 is included for the period February 1, 2007 through June 30, 2007.  Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through June 30, 2006. The 11 markets granted to Carroll Wireless by the FCC in January 2006 are included for the period January 6 through June 30, 2006. The additional market interest acquired during April 2006 is included for the period April 1, 2006 through June 30, 2006.

(2)                Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of June 30 of each respective year.

(3)                U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2007	2006
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,126,000	4,779,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	562,000	605,000
Total postpay customers	5,688,000	5,384,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	322,000	320,000
Total customers	6,010,000	5,704,000

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

(6)                Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,
	2007	2006

Service Revenues per Consolidated Statements of Operations	$ 1,766,801	$ 1,560,927

Divided by average customers during period (000s) *	5,937	5,609

Divided by number of months in each period	6	6

Average monthly service revenue per customer	$ 49.60	$ 46.38

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

(7)                Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month. Total postpay churn rate includes both retail postpay customers and reseller customers.  Retail postpay churn rate includes only retail postpay customers. Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports reseller customer disconnects as postpay disconnects in the period in which the reseller customers are disconnected by the reseller.  Previously, only those reseller customer numbers that were disconnected from U.S. Cellular’s network were counted in the number of postpay disconnects; this previous practice reflected the fact that reseller customers could disconnect service without the associated account numbers being disconnected from U.S. Cellular’s network if the reseller elected to reuse the customer telephone numbers.

Total reseller disconnects totaled 161,000 for the six months ended June 30, 2007.  On a comparable basis, total reseller disconnects for the six months ended June 30, 2006 were estimated to be 210,000, versus the previously reported total of 42,000.  The total postpay churn rate per month for the six months ended June 30, 2007 was 1.7%.  On a comparable basis, the total postpay churn rate per month for the six months ended June 30, 2006 was estimated to be 2.0%, versus the previously reported figure of 1.5%.

(8)                Sales and marketing cost per gross addition for 2007 and for 2006 is not comparable as a result of the change in operating practices with its reseller. For a discussion of the components of this calculation and the change in U.S. Cellular’s operating practices with its reseller, see “Operating expenses – Selling, general and administrative expenses”, below.  Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $531 compared to $497 in 2006.

Operating Revenues increased $223.8 million, or 13%, to $1,906.3 million in 2007 from $1,682.5 million in 2006.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Retail service	$ 1,543,050	$ 1,375,335
Inbound roaming	89,352	74,089
Long-distance and other service revenues	134,399	111,503
Service Revenues	1,766,801	1,560,927
Equipment sales	139,519	121,586
	$ 1,906,320	$ 1,682,513

Service revenues increased $205.9 million, or 13%, to $1,766.8 million in 2007 from $1,560.9 million in 2006. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on U.S. Cellular’s systems; and (iv) amounts received from the Federal Universal Service Fund (“USF”).  The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  a 7% increase in monthly service revenue per customer, which averaged $49.60 in the first six months of 2007 and $46.38 in the first six months of 2006.

See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $167.7 million, or 12%, to $1,543.0 million in 2007 from $1,375.3 million in 2006. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services, were the primary reasons for the increase in retail service revenue.  Average monthly retail service revenue per customer increased 6% to $43.32 in 2007 from $40.87 in 2006.

U.S. Cellular’s average customer base increased 6% in 2007, primarily driven by the 300,000 net new customer additions that U.S. Cellular generated from its marketing (including reseller) distribution channels over the past twelve months. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that net additions to its customer base will increase during 2007 as a result of its continuing focus on customer satisfaction; attractively priced service plans, a broader line of handsets and other products, improvements in distribution and growth in customers in newer markets.  However, the level of growth in the customer base for 2007 will depend upon U.S. Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See Operating Income, below, for U.S. Cellular’s estimate of net retail customer additions for the full year.

Monthly retail minutes of use per customer increased to 821 in 2007 from 691 in 2006, primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increases in average monthly minutes of use was offset by decreases in average revenue per minute of use in both years. The decreases in average revenue per minute of use reflect the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited incoming call minutes in certain pricing plans.  U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $163.0 million in 2007 from $93.7 million in 2006. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ continued increasing acceptance and usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Services (“SMS”) and BlackBerry® handsets and service.

Inbound roaming revenues increased $15.3 million, or 21%, to $89.4 million in 2007 from $74.1 million in 2006.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in revenue per roaming minute of use.  The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry and an increase in inbound traffic from other wireless carriers. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates, and the changing mix of traffic from various carriers with different negotiated rates.

U.S. Cellular anticipates that inbound roaming minutes of use might continue to grow over the next few years, reflecting continuing industry-wide growth in customers and retail minutes of use per customer and increased usage of data services while roaming, but that the rate of growth will decline due to higher penetration and slower overall growth in the consumer wireless market. In addition, U.S. Cellular anticipates that the rate of decline in average inbound roaming revenue per roaming minute of use may be lower over the next few years, reflecting the wireless industry trend toward longer term negotiated rates.

Long-distance and other service revenues increased $22.9 million, or 21%, to $134.4 million in 2007 from $111.5 million in 2006.  The increase primarily reflected a $10.6 million increase in long-distance revenues and a $12.3 million increase in other revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed both to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other revenues was due primarily to an increase in eligible telecommunications carrier (“ETC”) funds that are received from the USF.  U.S. Cellular was designated as an ETC in Kansas during February 2006, thereby increasing to seven the number of states in which U.S. Cellular was eligible to receive ETC funds as of June 30, 2006.  In May 2007, U.S. Cellular received notification that it was designated as an ETC in the state of Nebraska; however, no USF funds related to this new designation were received during the first six months of 2007.

Equipment sales revenues increased $17.9 million, or 15%, to $139.5 million in 2007 from $121.6 million in 2006.  Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2007 was driven by an increase in average revenue per handset sold. Average revenue per handset sold increased 13% in 2007, primarily reflecting a continued shift to sale of more expensive handsets with expanded capabilities.  The number of handsets sold increased 2% year-over-year.

Operating Expenses increased $140.7 million, or 9%, to $1,674.3 million in 2007 from $1,533.6 million in 2006. The major components of operating expenses are shown in the table below.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$ 343,693	$ 303,873
Cost of equipment sold	305,694	276,732
Selling, general and administrative	726,825	670,473
Depreciation, amortization and accretion	298,113	282,511
	$ 1,674,325	$ 1,533,589

System operations expenses (excluding depreciation, amortization and accretion) increased $39.8 million, or 13%, to $343.7 million in 2007 from $303.9 million in 2006. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $14.7 million, or 12%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,140 and 5,583 as of June 30, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  the cost of network usage for U.S. Cellular’s systems increased $13.0 million, or 11%, as total minutes used on U.S. Cellular’s systems increased 26% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network; and

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $12.1 million, or 19%, due to an increase in roaming minutes of use partially offset by a reduction in cost per minute which resulted from a reduction in negotiated roaming rates.

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

Cost of equipment sold increased $29.0 million, or 10%, to $305.7 million in 2007 from $276.7 million in 2006. The increase was due primarily to the change in mix of handsets being sold, as discussed above.

Selling, general and administrative expenses increased $56.3 million, or 8%, to $726.8 million in 2007 from $670.5 million in 2006. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2007 is primarily due to higher expenses associated with acquiring, serving and retaining customers, primarily as a result of an increase in U.S. Cellular’s customer base.  Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $23.2 million, or 12%, increase in expenses related to agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  a $25.5 million, or 64%, increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes (most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers) due to both an increase in the contribution rate and an increase in service revenues;

•                  a $6.9 million, or 3%, increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices; and

•                  a $6.4 million, or 23%, increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects.

The above increases were offset by a $3.9 million, or 4%, decrease in advertising expenses primarily due to the timing of advertising expenditures during 2007 compared to 2006. In addition, Gain on sale of assets totaled $5.0 million in 2007, related to an agreement entered into during December 2006 to sell accounts receivable written off during previous years. See “Liquidity and Capital Resources” for additional information regarding the sale.

Sales and marketing cost per gross customer addition in 2007 was $451.  As discussed in footnotes (4) and (5) in the table below, there was a change in the reporting of reseller gross customer additions during 2007.  Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $531 compared to $497 in 2006.  The increase was primarily due to increased agent-related and sales employee-related expenses, as well as higher losses on sales of handsets. Management uses the sales and marketing cost per gross customer addition measurement to assess both the cost of acquiring customers on a per gross customer addition basis and the efficiency of its marketing efforts. Sales and marketing cost per gross customer addition is not calculable using financial information derived directly from the Consolidated Statements of Operations.  The definition of sales and marketing cost per gross customer addition that U.S. Cellular uses as a measure of the cost to acquire additional customers through its marketing distribution channels may not be comparable to similar measures that are reported by other companies.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$ 312,898	$ 294,236
Cost of equipment sold to new customers (2)	230,076	196,124
Less equipment sales revenue from new customers (3)	(147,639)	(136,725)
Total costs	395,335	$ 353,635
Gross customer additions (000s) (4)	877	781
Sales and marketing cost per gross customer addition (5)	$ 451	$ 453

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$ 726,825	$ 670,473
Less expenses related to serving and retaining customers	(413,927)	(376,237)
Selling, general and administrative expenses related to the acquisition of new customers	$ 312,898	$ 294,236

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$ 305,694	$ 276,732
Less cost of equipment sold related to the retention of current customers	(75,618)	(80,608)
Cost of equipment sold to new customers	$ 230,076	$ 196,124

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$ 139,519	$ 121,586
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(21,379)	(26,868)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	29,499	42,007
Equipment sales revenues from new customers	$ 147,639	$ 136,725

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented, including customers added through a third party reseller.  Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports all reseller customer activations as gross additions in the period in which such reseller customer activations occur. Previously, only net customer activations as reported by the reseller were counted in the number of gross additions; this previous practice reflected the fact that certain reseller customer activations involved the reseller’s reuse of telephone numbers that had not been disconnected from U.S. Cellular’s network at the time of an earlier reseller customer disconnect.  Reseller gross customer additions for the six months ended June 30, 2007 totaled 133,000.  On a comparable basis, reseller gross customer additions for the six months ended June 30, 2006 were estimated to be 238,000, versus the previously reported total of 70,000.

(5)          Sales and marketing cost per gross customer addition for 2007 and for 2006 is not comparable as a result of the change in operating practices with its reseller, see footnote (4) above.  Excluding the impact of reseller gross customer additions, sales and marketing costs per gross customer addition for 2007 was $531 compared to $497 for 2006.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased less than 1% to $13.97 in 2007 from $14.02 in 2006, primarily due to gain on sale of receivables recorded in the second quarter of 2007, which was partially offset by the increase in employee-related expenses associated with serving and retaining customers and an increase in expense related to the federal universal service fund contributions and other regulatory fees and taxes.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses, as reported	$ 726,825	$ 670,473
Less selling, general and administrative expenses related to the acquisition of new customers	(312,898)	(294,236)
Add cost of equipment sold related to the retention of current customers	75,618	80,608
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(21,379)	(26,868)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	29,499	42,007

Net cost of serving and retaining customers	$ 497,665	$ 471,984
Divided by average customers during period (000s) (2)	5,937	5,609
Divided by six months in each period	6	6

Average monthly general and administrative expenses per customer	$ 13.97	$ 14.02

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $15.6 million, or 6%, to $298.1 million in 2007 from $282.5 million in 2006.

Depreciation expense increased $26.2 million, or 10%, to $277.4 million in 2007 from $251.2 million in 2006. The majority of the increase reflects a higher average fixed assets balance, which increased 10% for the period from January 1 through June 30, 2007 as compared to the same period in the prior year.  The increase in fixed assets in 2007 resulted from the following factors:

•                  the addition of 557 cell sites to U.S. Cellular’s network since June 30, 2006; and

•                  the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further information regarding capital expenditures.

In 2007, depreciation expense included charges of $6.1 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale.  In 2006, depreciation expense included charges of $6.1 million related to such disposals, trade-ins and write-offs.

Amortization and accretion expense decreased $12.8 million in 2007 primarily due to the billing system becoming fully depreciated in 2006 and a decrease in customer list amortization expense.

Loss on impairment of intangible assets totaled $2.1 million in 2007.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” U.S. Cellular performed the annual impairment test for its investment in licenses in the second quarter of 2007.  In accordance with SFAS 142, the Company performs the annual impairment tests of licenses at the unit of accounting level.  U.S. Cellular’s license impairments in 2007 were related to two of its six units of accounting in which operations have not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting.  The 2006 annual testing resulted in no impairments.

Operating Income

Operating income increased $83.1 million, or 56%, to $232.0 million in 2007 from $148.9 million in 2006. Operating income margin (as a percent of service revenues) was 13.1% in 2007 and 9.5% in 2006.

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

The following are U.S. Cellular’s estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. The following estimates were updated by U.S. Cellular on August 7, 2007, and continue to represent U.S. Cellular’s estimates as of the date of the filing of this Form 10-Q . Such forward-looking information should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Service revenues	Approx. $3.6 billion	$3.2 billion
Depreciation, amortization and accretion expenses	Approx. $615 million	$575.1 million
Operating income	$395-$445 million	$289.9 million
Net retail customer additions	375,000-425,000	297,000

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecom, a wholly owned subsidiary.  Total equivalent access lines served by TDS Telecom increased by 11,200 or 1%, since June 30, 2006 to 1,209,600.  An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 761,200 equivalent access lines at June 30, 2007, a 2% (13,700 equivalent access lines) increase from 747,500 equivalent access lines at June 30, 2006.

TDS Telecom’s competitive local exchange carrier subsidiary served 448,400 equivalent access lines at June 30, 2007, a 1% (2,500 equivalent access lines) decrease from 450,900 equivalent access lines served at June 30, 2006.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating Revenues	$ 316,695	$ 322,986
Operating Expenses	252,003	251,571
Operating Income	64,692	71,415

Competitive Local Exchange Carrier Operations
Operating Revenues	120,117	117,229
Operating Expenses	114,236	119,628
Operating Income (Loss)	5,881	(2,399)

Intercompany revenue elimination	(2,889)	(2,922)
Intercompany expense elimination	(2,889)	(2,922)

TDS Telecom Operating Income	$ 70,573	$ 69,016

Operating income increased $1.6 million, or 2%, to $70.6 million in 2007 from $69.0 million in 2006.

The following are estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses and operating income. The following estimates were updated by TDS Telecom on August 7, 2007 and continue to represent TDS Telecom’s views as of the filing of this Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS Telecom undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Incumbent Local Exchange Carrier and Competitive Local Exchange Carrier Operations:
Operating revenues	$850 - $880 million	$875.9 million
Operating income	$130 - $150 million	$128.9 million
Depreciation, amortization and accretion expenses	$155 million	$159.6 million

Incumbent Local Exchange Carrier Operations

Operating revenues decreased $6.3 million, or 2%, to $316.7 million in the six months ended June 30, 2007 from $323.0 million in 2006.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Local service	$ 98,383	$ 100,731
Network access and long distance	170,758	177,978
Miscellaneous	47,554	44,277
	$ 316,695	$ 322,986

Local service revenues decreased $2.3 million, or 2%, to $98.4 million in 2007 from $100.7 million in 2006.  Voice service revenue decreases from access line losses outpaced increases in advanced calling services and interconnection revenues.  Physical access lines decreased 4.3%, of which 22.8% was due to the loss of second lines, significantly affected by digital subscriber line substitution.

Network access and long distance revenues decreased $7.2 million, or 4%, to $170.8 million in 2007 from $178.0 million in 2006.  Revenues from long distance service increased $1.4 million in 2007 primarily due to an increased number of long distance customers. As of June 30, 2007, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 346,500 customers compared to 331,300 customers at June 30, 2006.  Revenues generated from network usage, including compensation from state and national revenue pools, decreased $9.3 million, primarily due to a 12.1% decrease in access minutes of use from the first six months of last year and a lower rate of return from the national revenue pools.

Miscellaneous revenues increased $3.3 million, or 7%, to $47.6 million in 2007 from $44.3 million in 2006.  Revenues from digital subscriber lines increased $5.3 million, but were offset by decreases in dial-up Internet and other non-regulated services revenues.  As of June 30, 2007, TDS Telecom incumbent local exchange carrier operations were providing digital subscriber line service and dial-up Internet service to 127,400 and 65,800 customers, respectively, as compared to 84,000 digital subscriber line service customers and 86,800 dial-up Internet service customers as of June 30, 2006.

Operating expenses increased by $0.4 million, or less than 1%, to $252.0 million in 2007 from $251.6 million in 2006, primarily reflecting increased cost of services and products.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation, amortization and accretion included below)	$ 99,814	$ 93,558
Selling, general and administrative expense	85,919	91,185
Depreciation, amortization and accretion	66,270	66,828
	$ 252,003	$ 251,571

Cost of services and products increased $6.2 million or 7%, to $99.8 million in 2007 from $93.6 million in 2006. Costs of providing DSL service increased $3.3 million from the previous year.  The remainder of the increase was driven primarily by increased labor charges.

Selling, general and administrative expenses decreased $5.3 million, or 6%, to $85.9 million in 2007 from $91.2 million in 2006 primarily due to cost savings associated with corporate realignment.

Depreciation, amortization and accretion expenses decreased $0.5 million, or 1%, to $66.3 million in 2007 from $66.8 million in 2006.

Operating income decreased $6.7 million, or 9%, to $64.7 million in 2007 from $71.4 million in 2006 primarily as a result of the decrease in revenues as well as the increased expense incurred to strengthen market position.

Competitive Local Exchange Carrier Operations

Operating revenues increased $2.9 million, or 2%, to $120.1 million in the six months ended June 30, 2007 from $117.2 million in 2006.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Operating Revenues	$ 120,117	$ 117,229

Retail revenues increased $0.8 million, or 1% to $108.5 million in 2007 from $107.7 million in 2006, primarily due to commercial customer growth partially offset by a declining residential customer base.  Average revenue per customer has increased relative to last year due to less discounting on residential products and growth in higher value commercial products.

Wholesale revenues, which represent charges to other carriers, increased $2.1 million, or 22% to $11.6 million in 2007 from $9.5 million in 2006 primarily due to a decrease in revenue disputes with interexchange carriers in 2007.

Operating expenses decreased $5.4 million, or 5%, to $114.2 million in 2007 from $119.6 million in 2006.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cost of services and products (exclusive of Depreciation, amortization and accretion included below)	$ 59,149	$ 61,819
Selling, general and administrative expense	43,008	45,150
Depreciation, amortization and accretion	12,079	12,659
	$ 114,236	$ 119,628

Cost of services and products decreased $2.7 million, or 4%, to $59.1 million in 2007 from $61.8 million in 2006.

Selling, general and administrative expenses decreased $2.2 million, or 5%, to $43.0 million in 2007 from $45.2 million in 2006 primarily due to a 16% decrease in number of employees, partially offset by wage increases, and a decrease in advertising expense, which reduced marketing costs to residential customers.

Depreciation, amortization and accretion expenses decreased $0.6 million, or 5%, to $12.1 million in 2007 from $12.7 million in 2006 as a result of decreases in certain assets that have become fully depreciated.

Operating income increased $8.3 million to income of $5.9 million in 2007 from a loss of $2.4 million in 2006, reflecting the increase in operating revenues and the decrease in operating expenses.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating Revenues increased $124.1 million, or 12%, to $1,192.8 million during the second quarter of 2007 from $1,068.7 million in 2006.

U.S. Cellular Operating Revenues

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Retail service	$ 788,535	$ 696,079
Inbound roaming	48,084	38,745
Long-distance and other service revenues	69,599	56,881
Service Revenues	906,218	791,705
Equipment sales	65,428	54,432
	$ 971,646	$ 846,137

Service revenues increased $114.5 million, or 14%, to $906.2 million in 2007 from $791.7 million in 2006.  The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  a 5% increase in monthly service revenue per customer, which averaged $50.42 in the second quarter of 2007 and $46.54 in the second quarter of 2006.

See footnote 6 to the table of summarized operating data in “Results of Operations” above for the calculation of average monthly service revenue per customer.

Retail service revenues increased $92.4 million, or 13%, to $788.5 million in the second quarter of 2007 from $696.1 million in the second quarter of 2006, primarily due to growth in U.S. Cellular’s customer base (6%) and average monthly retail service revenue per customer (7%). Average monthly retail service revenue per customer increased to $43.87 in 2007 from $40.92 in 2006, reflecting an increase in monthly retail minutes of use per customer, to 858 in 2007 from 719 in 2006, partially offset by a decrease in average revenue per minute of use.

Inbound roaming revenues increased $9.4 million, or 24%, to $48.1 million in the second quarter of 2007 from $38.7 million in the second quarter of 2006.  The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in average inbound roaming revenue per roaming minute of use.

Long-distance and other service revenues increased $12.7 million, or 22%, to $69.6 million in the second quarter of 2007 from $56.9 million in the second quarter of 2006. The increase primarily reflected a $6.9 million increase in long-distance revenues and a $5.2 million increase in the amount of USF funds received.

Equipment sales revenues increased $11.0 million, or 20%, to $65.4 million in the second quarter of 2007 from $54.4 million in the second quarter of 2006.  The increase in equipment sales revenues in 2007 was driven primarily by an increase in average revenue per handset sold. Average revenue per handset sold increased 16% in 2007, reflecting a continued shift to sale of more expensive handsets with expanded capabilities. The number of handsets sold increased 4% year-over-year.

TDS Telecom Operating Revenues

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$ 48,741	$ 50,179
Network access and long distance	85,501	88,721
Miscellaneous	24,861	23,060
	$ 159,103	$ 161,960
Competitive Local Exchange Carrier Operations	58,767	57,734
Intercompany revenue elimination	(1,569)	(1,410)
TDS Telecom Operating Revenues	$ 216,301	$ 218,284

TDS Telecom operating revenues decreased $2.0 million, or 1%, to $216.3 million during the second quarter of 2007 from $218.3 million in 2006. Incumbent local exchange carrier revenues decreased $2.9 million, or 2%, primarily due to lower average network access rates and a decline in dial-up Internet customers, partially offset by an increase in digital subscriber lines and long distance customers. Competitive local exchange carrier revenues increased $1.1 million due to growth in wholesale revenues related to a decrease in billing disputes with inter-exchange carriers and growth in commercial revenue per customer, partially offset by a decline in residential revenues related to a declining residential customer base.

Operating Expenses increased $77.5 million, or 8%, to $1,038.9 million during the second quarter of 2007 from $961.4 million in 2006 for reasons generally the same as the first six months.

U.S. Cellular Operating Expenses

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$ 176,409	$ 150,555
Cost of equipment sold	151,015	133,416
Selling, general and administrative	371,894	342,769
Depreciation, amortization and accretion	148,856	140,486
	$ 848,174	$ 767,226

System operations expenses (excluding depreciation, amortization and accretion) increased $25.8 million, or 17%, to $176.4 million in the second quarter of 2007 from $150.6 million in the second quarter of 2006.

Key components of the increase in total system operations expenses were as follows:

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $9.7 million, or 32%, due to an increase in roaming minutes of use partially offset by the reduction in cost per minute which resulted from the reduction in negotiated roaming rates;

•                  maintenance, utility and cell site expenses increased $9.1 million, or 15%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,140 and 5,583 as of June 30, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations; and

•                  the cost of network usage for U.S. Cellular’s systems increased $7.1 million, or 12%, as total minutes used on U.S. Cellular’s systems increased 28% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network.

Cost of equipment sold increased $17.6 million, or 13%, to $151.0 million in the second quarter of 2007 from $133.4 million in the second quarter of 2006. The increase was due to increases in the cost per handset sold (9%), reflecting a change in mix, and in the number of handsets sold (4%), as discussed above.

Selling, general and administrative expenses increased $29.1 million, or 8%, to $371.9 million in the second quarter of 2007 from $342.8 million in the second quarter of 2006.  The increase reflects higher expenses associated with acquiring, serving and retaining customers, primarily as a result of the increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $17.0 million, or 89%, increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes (most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers) due to both an increase in the contribution rate and an increase in service revenues;

•                  an $8.2 million, or 8%, increase in expenses related to agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  a $6.8 million, or 5%, increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices;

•                  a $2.0 million, or 12%, increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and

•                  a $2.0 million, or 28%, increase in non-income tax expenses primarily due to an increase in property taxes due to the increase in the number of cell sites.

The above increases were partially offset by a $2.8 million, or 18%, decrease in bad debts expense and a $5.0 million gain on the sales of assets related to an agreement entered into during December 2006 to sell accounts receivable written off in previous years. See “Liquidity and Capital Resources” for additional information regarding the sale.

Sales and marketing cost per gross customer addition in the second quarter of 2007 was $478.  As discussed in footnotes (4) and (5) in the table below, there was a change in the reporting of reseller gross customer additions during 2007.  Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $576 compared to $526 in 2006.  The increase was primarily due to increased agent-related and sales employee-related expenses, as well as higher losses on sales of handsets. Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$ 158,243	$ 149,240
Cost of equipment sold to new customers (2)	113,130	91,752
Less equipment sales revenue from new customers (3)	(71,512)	(66,288)
Total costs	$ 199,861	$ 174,704
Gross customer additions (000s) (4)	418	347
Sales and marketing cost per gross customer addition (5)	$ 478	$ 503

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general  and administrative expenses as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$ 371,894	$ 342,769
Less expenses related to serving and retaining customers	(213,651)	(193,529)
Selling, general and administrative expenses related to the acquisition of new customers	$ 158,243	$ 149,240

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$151,015	$133,416
Less cost of equipment sold related to the retention of current customers	(37,885)	(41,664)
Cost of equipment sold to new customers	$113,130	$91,752

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$65,428	$54,432
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(9,492)	(12,823)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	15,576	24,679
Equipment sales revenues from new customers	$71,512	$66,288

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented, including customers added through a third party reseller.  Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports all reseller customer activations as gross additions in the period in which such reseller customer activations occur. Previously, only net customer activations as reported by the reseller were counted in the number of gross additions; this previous practice reflected the fact that certain reseller customer activations involved the reseller’s reuse of telephone numbers that had not been disconnected from U.S. Cellular’s network at the time of an earlier reseller customer disconnect.  Reseller gross customer additions for the three months ended June 30, 2007 totaled 71,000.  On a comparable basis, reseller gross customer additions for the three months ended June 30, 2006 were estimated to be 133,000, versus the previously reported total of 15,000.

(5)          Sales and marketing cost per gross customer addition for the second quarter of 2007 and for the second quarter of 2006 is not comparable as a result of the change in operating practices with its reseller, see footnote (4) above.  Excluding the impact of reseller gross customer additions, sales and marketing costs per gross customer addition for the second quarter of 2007 was $576 compared to $526 for the second quarter of 2006.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), decreased 1% to $14.33 in the second quarter of 2007 from $14.52 in the second quarter of 2006, primarily due to gain on sale of receivables recorded in the second quarter of 2007, which was partially offset by increase in expenses related to the federal universal service fund contributions and other regulatory fees and taxes and the increase in employee-related expenses associated with serving and retaining customers.  This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$371,894	$342,769
Less selling, general and administrative expenses related to the acquisition of new customers	(158,243)	(149,240)
Add cost of equipment sold related to the retention of current customers	37,885	41,664
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(9,492)	(12,823)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	15,576	24,679

Net cost of serving and retaining customers	$257,620	$247,049
Divided by average customers during period (000s) (2)	5,991	5,670
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$14.33	$14.52

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $8.4 million, or 6%, to $148.9 million in the second quarter of 2007 from $140.5 million in the second quarter of 2006.  The majority of the increase reflects higher fixed assets; average fixed asset balances for the second quarter of 2007 increased 10% compared to the same period in the prior year.  Such increased fixed assets balances resulted, to a large degree, from the addition of 557 cell sites to U.S. Cellular’s network since June 30, 2006.

In 2007, amortization and accretion expense decreased $7.5 million primarily due to the billing system becoming fully depreciated in 2006 and a decrease in customer list amortization.

Loss on impairment of intangible assets totaled $2.1 million in 2007.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” U.S. Cellular performed the annual impairment test for its investment in licenses in the second quarter of 2007.  In accordance with SFAS 142, the Company performs the annual impairment tests of licenses at the unit of accounting level.  U.S. Cellular’s license impairments in 2007 were related to two of its six units of accounting in which operations have not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting.  The 2006 annual testing resulted in no impairments.

TDS Telecom Operating Expenses

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations (ILEC)
Cost of services and products (exclusive of Depreciation, amortization, and accretion included below)	$50,717	$47,479
Selling, general and administrative expense	44,060	47,138
Depreciation, amortization and accretion	32,224	33,252
	127,001	127,869
Competitive Local Exchange Carrier Operations (CLEC)
Cost of services and products (exclusive of Depreciation, amortization and accretion included below)	30,192	32,745
Selling, general and administrative expense	21,405	22,434
Depreciation, amortization and accretion	6,220	6,005
	57,817	61,184
Intercompany expense elimination	(1,569)	(1,410)
TDS Telecom Operating Expenses	$183,249	$187,643

TDS Telecom operating expenses decreased $4.4 million, or 2%, to $183.2 million in 2007 from $187.6 million in 2006. ILEC operating expenses decreased $0.9 million. Expenses from CLEC operations decreased $3.3 million in 2007 primarily as a result of changes in the mix of targeted customers, decreases in number of employees and reduced advertising expense. Additionally, lower depreciation due to certain assets becoming fully depreciated contributed to the lower CLEC operating expenses.

TDS Operating Income increased $46.7 million, or 43%, to $154.0 million in the three months ended June 30, 2007 from $107.3 million in 2006. U.S. Cellular’s operating income increased $44.6 million and TDS Telecom’s operating income increased $2.5 million.

Investment and Other Income (Expense) totaled $(105.7) million in 2007 and $188.5 million in 2006.

Equity in earnings of unconsolidated entities increased $1.4 million, or 6%, to $23.9 million in 2007 from $22.5 million in 2006. Equity in earnings of unconsolidated entities represents TDS’s share of income from markets in which it has a minority interest and that are accounted for by the equity method. TDS’s investment in the Los Angeles SMSA Limited Partnership contributed $18.4 million and $15.8 million to equity in earnings of unconsolidated entities for the three months ended June 30, 2007 and 2006, respectively.

Interest and dividend income increased $1.2 million, or less than 1%, to $147.8 million in 2007 from $146.5 million in 2006.

Fair value adjustments of derivative instruments totaled a loss of $358.1 million in 2007 and $11.8 million in 2006.  Fair value adjustments of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. Accounting for the embedded collars as derivative instruments not designated as a hedge results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities will result in changes in the fair value of the embedded collars being recorded in the Consolidated Statement of Operations.  Also included in the fair value adjustments of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge.

Gain  on investments totaled a gain of $137.9 million and $91.4 million in 2007 and 2006, respectively.  The gain in 2007 is primarily due to the gain recorded at U.S. Cellular and TDS on the delivery of the monetized Vodafone ADRs and VeriSign common shares, respectively, to the various banks involved in the transactions and the sale of the remaining Vodafone ADRs and VeriSign common shares.  The net gain in 2006 includes a $90.3 million gain at TDS Telecom from its remittance of RTB shares. See Note 21 - Gain on Investment.

Interest expense decreased $4.1 million, or 7%, to $55.2 million in 2007 from $59.3 million in 2006 for reasons generally the same as for the first six months.

Other expense, net totaled $1.9 million in 2007 and $0.9 million in 2006.

Income Tax Expense decreased $90.5 million to $26.7 million in 2007 from $117.2 million in 2006. The effective tax rate was 55.6% in 2007 and 39.6% in 2006. For further analysis and discussion of TDS’s effective income tax rates in the second quarters of 2007 and 2006, see Note 5 - Income Taxes of Notes of Consolidated Financial Statements included in Item 1 above.

Minority Share of (Income) totaled $(30.2) million in 2007 compared to $(11.8) million in the second quarter of 2006.

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(28,291)	$(9,431)
Minority Shareholders’ or Partners’	(1,892)	(2,354)
	(30,183)	(11,785)
Other	(30)	(36)
	$(30,213)	$(11,821)

Net Income (Loss) Available to Common totaled $(8.6) million, or $(0.08) per diluted share, in 2007, compared to $166.7 million, or $1.43 per diluted share, in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in U.S. GAAP. The Statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. The Statement is effective for TDS’s 2008 financial statements. TDS is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

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

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$615,127	$479,490
Investing activities	(311,416)	(248,456)
Financing activities	(13,805)	(87,484)
Net increase in cash and cash equivalents	$289,906	$143,550

Cash Flows from Operating Activities

TDS generated substantial cash flows from operating activities during the six months of 2007 and 2006. Such cash flows were $615.1 million and $479.5 million, respectively.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $584.8 million in 2007 and $518.5 million in 2006. Changes in assets and liabilities from operations generated $30.3 million in 2007 and required $39.0 million in 2006, reflecting higher net working capital balances required to support higher levels of business activity as well as differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Net income	$210,698	$202,756
Adjustments to reconcile net income to net cash provided by operating activities	374,082	315,730
	$584,780	$518,486
Changes in assets and liabilities	30,347	(38,996)
	$615,127	$479,490

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’s networks.  Cash flows used for investing activities required $311.4 million in the first six months of 2007 compared to $248.5 million 2006.

Cash used for property, plant and equipment and system development totaled $305.4 million in 2007 and $330.3 million in 2006. The primary purpose of TDS’s construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $246.8 million in 2007 and $268.6 million in 2006 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $46.9 million in 2007 and $46.8 million in 2006 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities.  TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $7.3 million in 2007 and $7.0 million in 2006 for switching and other network facilities. Corporate and other capital expenditures totaled $4.4 million in 2007 and $7.8 million in 2006.

In connection with the settlement of the forward contracts related to TDS’s VeriSign Inc. common shares and U.S. Cellular’s Vodafone ADRs, the remaining shares were sold with proceeds totaling $10.5 million.  See Marketable Equity Securities and Forward Contracts section in Liquidity and Capital resources for further details.

TDS Telecom in the past obtained financing from the Rural Telephone Bank (“RTB”). In connection with such financings, TDS Telecom purchased stock in the RTB. TDS Telecom has repaid all of its debt to the RTB, but continued to own the RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB. In order to effect the dissolution and liquidation, shareholders were asked to remit their shares to receive cash compensation for those shares.  TDS Telecom remitted its shares and received $101.7 million from the RTB in the second quarter of 2006.

Acquisitions required $20.6 million in 2007 and $18.5 million in 2006 and divestitures provided $4.3 million in 2007 and $0.7 million in 2006. On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa RSA 15, for $18.2 million in cash.  In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash.

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

Cash flows from financing activities required $13.8 million in the six months ended June 30, 2007 and required $87.4 million in the same period of 2006.  Cash received from short term borrowings on revolving lines of credit provided $25.0 million in 2007 and $195.0 million in 2006 while repayments required $60.0 million in 2007 and $225.0 million in 2006.  Redemptions of medium-term notes required $35.0 million in 2006. Proceeds received from the re-issuances of treasury shares in connection with employee benefit plans at TDS provided $74.3 million in 2007 and $3.0 million in 2006.  Proceeds received from the re-issuances of treasury shares in connection with employee benefit plans at U.S. Cellular provided $13.5 million in 2007 and $3.9 million in 2006.  Dividends paid on TDS common shares and Preferred Shares, required $22.8 million in 2007 and $21.5 million in 2006.

During the six months ended June 30, 2007, TDS repurchased 217,280 Special Common Shares for $12.6 million, or $57.80 per share.  A total of $7.0 million was paid in cash before June 30, 2007 and $5.6 million was paid in July.  TDS did not repurchase any common shares in 2006.  During the six months ended June 30, 2007, U.S. Cellular paid $49.1 million, or $73.22 per share, to an investment bank in connection with an accelerated share repurchase program with respect to 670,000 U.S. Cellular Common Shares. See Repurchase of Securities and Dividends section in Liquidity and Capital Resources for further details. U.S. Cellular did not repurchase any of its Common Shares in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, TDS generated cash flows from operating activities of $615.1 million and $479.5 million during the first six months of 2007 and 2006, respectively.  At June 30, 2007, TDS had cash and cash equivalents of $1,303.2 million.  TDS believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

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

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes.  At June 30, 2007, TDS had no outstanding notes payable and $3.4 million letters of credit were outstanding, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’s credit rating.  At June 30, 2007, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at June 30, 2007). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2007). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at June 30, 2007, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 8.25% at June 30, 2007).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2007, U.S. Cellular had no outstanding notes payable and $0.2 million letters of credit were outstanding, leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating.  At June 30, 2007, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.32% at June 30, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 8.25% at June 30, 2007).  This credit facility expires in December 2009.

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

Moody’s (Issued November 10, 2005)	Baa3	– under review for possible further downgrade
Standard & Poor’s (Issued June 21, 2007)	BB+	– with developing outlook
Fitch (Issued November 10, 2005)	BBB+	– on ratings watch negative

On February 13, 2007, Standard & Poor’s lowered its credit ratings on TDS and U.S. Cellular to BBB- from BBB.  The ratings remained on credit watch with negative implications.  On April 23, 2007, Standard & Poor’s lowered its credit rating on TDS and U.S. Cellular to BB+ from BBB-. The ratings remained on credit watch with negative implications.  On June 21, 2007, Standard & Poor’s affirmed the BB+ rating, and removed the company from Credit Watch.  The outlook is developing.

The maturity dates of certain of TDS’s and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 6, 2006, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late with certain SEC filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’s SEC filings. The restatements and the late filings resulted in defaults under the revolving credit facilities and one line of credit facility. However, TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios and TDS and U.S. Cellular did not fail to make any scheduled payments.  TDS and U.S. Cellular received waivers from the lenders associated with the revolving credit facilities, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. TDS and U.S. Cellular believe they were in compliance as of June 30, 2007 with all covenants and other requirements set forth in the revolving credit facilities.

Long-term Financing

TDS’s long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’s credit rating. However, a downgrade in TDS’s credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it was in compliance as of June 30, 2007 with all covenants and other requirements set forth in its long-term debt indenture.

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

TDS’s investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’s disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to, or settlements with, AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts (“ADRs”) representing Vodafone stock. The investment in VeriSign, Inc. (“VeriSign”) is the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

Subsidiaries of TDS have a number of forward contracts with counterparties related to the marketable equity securities that they hold.  The forward contracts mature from July 2007 to September 2008 and, at TDS’s option, may be settled in shares of the respective securities or cash. TDS has and until May 2007 U.S. Cellular had provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery.  Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets.  As of June 30, 2007, such deferred tax liabilities totaled $822.1 million.

TDS is and until May 2007 U.S. Cellular was required to comply with certain covenants under the forward contracts.  On November 6, 2006, TDS and U.S. Cellular announced that they would restate certain financial statements, which caused them to be late in certain SEC filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’s SEC filings. The restatements and late filings resulted in defaults under certain of the forward contracts.  TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios.  TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts.  TDS and U.S. Cellular received waivers from the counterparty to such forward contracts, under which the counterparty agreed to waive any defaults that may have occurred as a result of the restatements and late filings. TDS believes that it was in compliance as of June 30, 2007 with all covenants and other requirements set forth in its forward contracts.  U.S. Cellular did not have any forward contracts as of June 30, 2007.

Forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular matured in May 2007. The loan amounts associated with the forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular were $20.8 million and $159.9 million, respectively. TDS elected to deliver the VeriSign common shares in settlement of the forward contracts, and to dispose of all remaining VeriSign common shares in connection therewith. U.S. Cellular elected to deliver Vodafone ADRs in settlement of the forward contracts, and to dispose of all of its remaining Vodafone ADRs in connection therewith. After these forward contracts were settled in May 2007, TDS no longer owns any VeriSign common shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under such forward contracts. TDS recognized a pre-tax gain of $137.9 million at the time of the delivery of the VeriSign common shares and Vodafone ADRs. Since shares were delivered in the settlement of the forward contracts, TDS incurred a current tax liability in the amount of $43.4 million at the time of the delivery.

The following table details the outstanding forward contracts, related marketable equity securities, and maturity dates of the contracts as of June 30, 2007, all of which relate to TDS.

Marketable Equity Security	Shares	Loan Amounts (000’s)	Maturity Date

Deutsche Telekom AG	45,492,172	$516,891	Third Quarter 2007
Vodafone Group Plc	2,362,976	41,183	Fourth Quarter 2007
Deutsche Telekom AG	30,000,000	340,963	First Quarter 2008

Deutsche Telekom AG	38,000,000	452,104	Second Quarter 2008
Unamortized Discount		(8,334)
		443,770

Deutsche Telekom AG	17,969,689	222,298	Third Quarter 2008
Unamortized Discount		(10,723)
		211,575
		$1,554,382

TDS has elected to deliver the substantial majority of the 45,592,172 Deutsche Telekom ordinary shares in settlement of the forward contracts relating to such Deutsche Telekom ordinary shares, with a loan value of $516.9 million, maturing in the third quarter of 2007, and to dispose of the remaining Deutsche Telekom ordinary shares in connection with such forward contracts. As a result, following such settlement and disposition, TDS will no longer own 45,492,172 of the Deutsche Telekom ordinary shares.  As previously disclosed, TDS anticipates that it will deliver shares upon settlement of its forward contracts.  TDS will determine whether to settle the remaining forward contracts in shares or in cash at a time closer to the maturity dates.

Based on the delivery of VeriSign common shares and Vodafone ADRs in May 2007 and assuming the delivery of shares upon settlement of all of the other forward contracts and based on the fair market value of the marketable equity securities and the related derivative liabilities as of June 30, 2007, TDS would be required to pay federal and state income taxes of approximately $576.7 million; $43.4 million related to settlements in the second quarter of 2007; $175.9 million related to settlements in the third quarter of 2007; $11.1 million related to settlements in the fourth quarter of 2007; and $346.3 million related to settlements in 2008.  These cash outflows will be offset somewhat by the net after-tax proceeds from the sale of the remaining shares for cash. The amount of income taxes payable will change upon settlement of the forward contracts as the marketable equity securities and the related derivative liabilities will be valued as of the settlement date, not June 30, 2007.

Deutsche Telekom paid a dividend of EUR 0.72 per share in May 2007. Using a weighted-average exchange rate of $1.36 per EUR, TDS recorded dividend income of $128.5 million, before taxes, in the second quarter of 2007.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2007 primarily reflect plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term financing. U.S. Cellular’s estimated capital spending for 2007 is currently expected to range from $600 million to $615 million. These expenditures primarily address the following needs:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas;

•                  Provide additional capacity to accommodate increased network usage by current customers; and

•                  Enhance U.S. Cellular’s retail store network and office systems.

TDS Telecom’s anticipated capital spending for 2007 is currently expected to range from $120 to $140 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services.

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

In the first six months of 2007, U.S. Cellular received $4.3 million from an escrow that was set up in the fourth quarter of 2006 in conjunction with the sale of Midwest Wireless Communications to ALLTEL Corporation. U.S. Cellular had owned an interest in Midwest Wireless Communications prior to the purchase by ALLTEL.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz FCC cellular license to provide wireless service in Iowa RSA 15, for $18.2 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.9 million and $1.6 million, respectively.

In addition, during the first six months of 2007, TDS Telecom and Suttle Straus each acquired a company for cash, which purchases aggregated $2.3 million.

A wholly-owned subsidiary of U.S. Cellular is a limited partner in Barat Wireless, L.P. (“Barat Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% discount available to “very small businesses” which are defined as having annual gross revenues of less than $15 million. At the conclusion of the auction on September 18, 2006, Barat Wireless was the high bidder with respect to 17 licenses and had bid $127.1 million, net of its discount. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the winning bidder.

Barat Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. Barat Wireless used the funding to pay the FCC an initial deposit of $79.9 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.1 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively.

A wholly-owned subsidiary of U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses”-spectrum that was available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 license areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 license areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

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

Carroll Wireless is in the process of developing its long-term business and financing plans. As of June 30, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through June 30, 2007.

Repurchase of Securities and Dividends

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. This authorization will expire on March 2, 2010.  As of June 30, 2007, TDS repurchased 217,280 Special Common Shares for $12.6 million, or $57.80 per share pursuant to this authorization. TDS did not repurchase any common shares in 2006.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates on a quarterly basis, primarily for use in employee benefit plans (“Limited Authorization”).  This authorization does not have an expiration date.

In addition to U.S. Cellular’s existing Limited Authorization discussed above, on March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods.  This authorization was scheduled to expire on March 6, 2010.  However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This amount represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization, both discussed above.  Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares. Investments in licenses, goodwill and customer lists increased by $4.5 million, $12.3 million and $9.4 million, respectively, as a result of U.S. Cellular entering into the ASR.

In addition, on July 10, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment bank, the shares were repurchased for approximately $16.1 million or $96.10 per share. The repurchased shares are being held as treasury shares.

In connection with each ASRs, the investment bank will purchase an equivalent number of shares in the open market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period, less a negotiated discount. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

As of June 30, 2007 the investment bank has purchased 87,700 shares at an average price of $75.26 per share under the April 4, 2007 ASR. The purchase price adjustment totals approximately $0.2 million owed by U.S. Cellular to the investment bank as of June 30, 2007 based on the difference between the price paid by U.S. Cellular of $73.22 per share in connection with the ASR, and the average price paid by the investment bank of $75.26 per share. U.S. Cellular could elect to settle the amount owed by issuing approximately 2,000 U.S. Cellular Common Shares to the investment bank.  U.S. Cellular would owe the investment bank an additional $10.1 million or approximately 111,700 U.S. Cellular Common Shares if the investment bank repurchased the remaining 582,300 shares at the June 30, 2007 closing market price of $90.60.  The amount owed would increase or decrease by $582,300 for each $1 increase or decrease in the stock price. Any amount owed will be settled at the conclusion of the program.

TDS’s ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. In addition, subsequent ASR purchase price adjustment may result in additional amounts being allocated to licenses, goodwill and customer lists at TDS.

TDS paid total dividends on its Common Shares and preferred shares of $22.8 million in the first six months of 2007 and $21.5 million in 2006. TDS paid quarterly dividends per share of $0.0975 in 2007 and $0.0925 in 2006.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’s Form 10-K for the year ended December 31, 2006, did not include any liabilities related to unrecognized tax benefits under FIN 48.  Because TDS is unable to reasonably predict the ultimate amount or timing of settlement of such FIN 48 liabilities, the Contractual and Other Obligations table has not been updated to include such liabilities.  As of June 30, 2007, there has been no material change to Contractual and Other Obligations or FIN 48 liabilities included in TDS’s Form 10-K for the year-ended December 31, 2006.

Sale of Certain Accounts Receivable

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable previously written off for $5.9 million.  The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer.  The sale was subject to a 180-day period in which the buyer could request a refund for any unenforceable accounts.  The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the gain deferred until expiration of the recourse period.  During the second quarter 2007, U.S. Cellular recognized a gain of $5.0 million, net of refunds for unenforceable accounts. The gain is included in Selling, general and administrative expense on the Consolidated Statements of Operations. All expenses related to the transaction were recognized in the period incurred.

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

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest.  Such investments totaled $204.2 million as of June 30, 2007 and are accounted for using either the equity or cost method. TDS’s maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements.  TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements.  TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000.  As of June 30, 2007, TDS has recorded liabilities of $0.9 million relating to this indemnity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  TDS’s significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and TDS’s Application of Critical Accounting Policies and Estimates is discussed in detail in the Management Discussion and Analysis of Financial Condition and Results of Operations, both included in TDS’s Form 10-K for the year ended December 31, 2006. Except for the change in accounting for uncertain tax positions resulting from the adoption of a new accounting standard as discussed below, there were no material changes to TDS’s significant accounting policies or application of critical accounting policies during the first six months of 2007.

Income Taxes

Effective January 1, 2007, TDS adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. In accordance with FIN 48, TDS recognized a cumulative-effect adjustment of $4.4 million, decreasing its liability for unrecognized tax benefits, interest, and penalties and increasing the January 1, 2007 balance of Common Stockholders’ Equity. Of this amount, $20.7 million increases accumulated other comprehensive income and $16.3 million represents the cumulative reduction of beginning retained earnings.

At January 1, 2007, TDS had $28.4 million in unrecognized tax benefits which, if recognized, would reduce income tax expense by $16.9 million ($14.3 million, net of the federal benefit from state income taxes). Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months. At June 30, 2007 TDS had $30.9 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $16.2 million, net of the federal benefit from state income taxes.

TDS recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $0.6 million and $2.2 million for the three and six months ended June 30, 2007, respectively. Accrued interest and penalties were $1.3 million and $3.5 million as of January 1, 2007 and June 30, 2007, respectively.

TDS and its subsidiaries file federal and state income tax returns. With few exceptions, TDS is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002. TDS’s consolidated federal income tax returns for the years 2002 – 2005 are currently under examination by the Internal Revenue Service. TDS and its subsidiaries are also under examination by various state taxing authorities.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin LLP, the principal law firm of TDS and its subsidiaries:  Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecommunications Corporation  and an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries. TDS, U.S. Cellular and their subsidiaries had legal costs from Sidley Austin of $3.1 million and $6.4 million in the three and six months ended June 30, 2007, respectively, and $3.8 million and $6.4 million in the three and six months ended June 30, 2006, respectively. The Audit Committee of the Board of Directors is responsible for the review and oversight of all related party transactions as such term is defined by the rules of the American Stock Exchange.

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

•                  TDS’s system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

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

•                  Financial difficulties of TDS’s key suppliers or vendors, or termination or impairment of TDS’s relationships with such suppliers or vendors or interruption of or interference in the delivery of equipment from such suppliers or vendors, due to intellectual property disputes or other matters, could result in a delay or termination of TDS’s receipt of equipment, content or services which could adversely affect TDS’s business and results of operations.

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

•                  Restatements of financial statements by TDS and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’s credit rating, liquidity, financing arrangements, capital resources and ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect TDS’s listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of TDS’s publicly traded equity and/or debt and/or on TDS’s business, financial condition or results of operations.

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

•                  Changes in the regulatory environment or a failure by TDS to timely or fully comply with any regulatory requirements could adversely affect TDS’s financial condition, results of operations or ability to do business. For example, if adopted, the Federal-State Joint Board on Universal Service recommendation to impose an interim cap on high-cost support received by competitive eligible telecommunications carriers from the Universal Service Fund could impair TDS’s ability to offer service in many rural areas and could adversely affect its business, financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to risks due to fluctuations in interest rates. As of June 30, 2007, the majority of TDS’s debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of June 30, 2007, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Refer to the disclosure under Market Risk – Long-Term Debt in TDS’s Form 10-K for the year ended December 31, 2006, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $2,539.1 million at June 30, 2007 and $2,790.6 million as of December 31, 2006, respectively.  TDS’s cumulative net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $748.2 million at June 30, 2007.

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

Subsidiaries of TDS have a number of forward contracts with counterparties related to the marketable equity securities that they hold.  TDS has provided guarantees to the counterparties which provide assurance to the counterparties that all principal and interest amounts are paid by its subsidiaries when due.  The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis of the securities.

Under the terms of the forward contracts, TDS will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any.  The forward contracts mature from July 2007 to September 2008 and, at TDS’s option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares.  The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically contractually adjusted for any changes in dividends on the underlying shares.  If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula.  If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery.  If TDS elects to settle in cash it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.  See Note 12 – Long-Term Debt and Forward Contracts for additional information on the settlement of forward contracts.

The following table summarizes certain details related to the contracted securities as of June 30, 2007.

		Collar (1)
		Downside	Upside	Loan
		Limit	Potential	Amount
Security	Shares	(Floor)	(Ceiling)	(000s)(2)

Vodafone	2,362,976	$17.43-$17.43	$17.99-$17.99	$41,183
Deutsche Telekom	131,461,861	$10.74-$12.41	$12.40-$14.99	1,532,256
				1,573,439
Unamortized debt discount				(19,057)
				$1,554,382

(1)          The per share amounts represent the range of floor and ceiling prices of all securities monetized.

(2)          A total of $1,342.8 million is included in current liabilities in the caption “Forward Contracts” and $211.6 million is included in Long-Term Debt in the caption “Forward Contracts”.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at June 30, 2007, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

	Valuation of investments assuming indicated decrease			June 30, 2007	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	1,777.4	2,031.3	2,285.2	2,539.1	2,793.0	3,046.9	3,300.8
Derivative Instruments (1)	(59.9)	(251.9)	(475.9)	(732.0)	(959.7)	(1,207.6)	(1,457.1)

(1)          Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

Accelerated Stock Repurchases

On April 4, 2007, U.S. Cellular entered into an agreement to purchase 670,000 of its Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This amount represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization, both discussed under the caption “Repurchase of Securities and Dividends” in Liquidity and Capital Resources. Including a per share discount and commission payable to the investment bank, the shares were repurchased for approximately $49.1 million or $73.22 per share. The repurchased shares are being held as treasury shares.

In addition, on July 10, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment bank, the shares were repurchased for approximately $16.1 million or $96.10 per share. The repurchased shares are being held as treasury shares.

In connection with each ASR, the investment bank will purchase an equivalent number of shares in the open market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of the program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment bank pursuant to the ASR during the purchase period, less a negotiated discount. Generally, the purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

As of June 30, 2007 the investment bank has purchased 87,700 shares at an average price of $75.26 per share under the April 4, 2007 ASR. The purchase price adjustment totals approximately $0.2 million owed by U.S. Cellular to the investment bank as of June 30, 2007 based on the difference between the price paid by U.S. Cellular of $73.22 per share in connection with the ASR, and the average price paid by the investment bank of $75.26 per share. U.S. Cellular could elect to settle the amount owed by issuing approximately 2,000 U.S. Cellular Common Shares to the investment bank.  U.S. Cellular would owe the investment bank an additional $10.1 million or approximately 111,700 U.S. Cellular Common Shares if the investment bank repurchased the remaining 582,300 shares at the June 30, 2007 closing market price of $90.60.  The amount owed would increase or decrease by $582,300 for each $1 increase or decrease in the stock price. Any amount owed will be settled at the conclusion of the program.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, management concluded that TDS’s disclosure controls and procedures were not effective as of June 30, 2007, at the reasonable assurance level, because of the material weaknesses described below.  Notwithstanding the material weaknesses that existed as of June 30, 2007, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected.  Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006, which continued to exist at June 30, 2007:

1.               TDS did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the financial reporting requirements and the complexity of TDS’s operations and transactions. Further, TDS did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with GAAP.  This control deficiency contributed to the material weaknesses discussed in items 2 and 3 below and the restatement of TDS’s annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to TDS’s interim or annual consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve its technical accounting expertise, documentation from policies through detailed procedures and automation of accounting and financial reporting. Management is devoting significant time and resources to the remediation effort. Management’s remediation activities include the following:

•                  Controller Review Committee – The Controller Review Committee was formed in the fourth quarter of 2004 and currently consists of TDS’s Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Chief Financial Officer.  The Committee oversees the accounting treatment for current, unusual or nonrecurring matters. The Committee has retained external financial accounting experts to advise the Committee on technical accounting matters and, in addition, to provide technical accounting training related to current accounting developments on a quarterly basis.

•                  Accounting Policies and Processes – TDS has engaged external consultants to assist an internal team with a comprehensive review of key accounting policies and processes with the intent of eliminating the identified material weaknesses in internal control over financial reporting and improving the design and operating effectiveness of controls and processes. Such improvements will include the development and enhancement of written accounting policies and procedures, including policies and procedures for new accounting pronouncements, as well as communication and training related to the policies and procedures.  Upon remediation of the material weaknesses, a similar team will be focused on longer-term improvements in key financial processes and support systems, with an emphasis on simplification of the financial reporting structure, automation, and the implementation of preventive and system-based controls.

•                  Training – Management has engaged external consultants to assist TDS in developing and implementing a training program specific to the needs of accounting personnel.  Training sessions were conducted in both the fourth quarter of 2006 and the first quarter of 2007, and additional classes will be conducted throughout 2007.  In connection with these training efforts, management plans to develop greater expertise within each organization with respect to selected areas of accounting and to expand staffing in the accounting policy area to include training responsibilities.

•                  Recruiting – TDS has added, and is actively recruiting to fill, several new director, manager and staff level positions which will enhance the overall level of technical expertise and enable improvements in controls and processes.

•                  TDS – a Manager, Accounting and Reporting was added in the second quarter of 2005; a Manager, External Reporting was added in the third quarter of 2005; a Director of Accounting Policy and a Director, Internal Controls and SOX Compliance were added in the third quarter of 2006; a Manager of Accounting Policy was added in the first quarter of 2007; and a Director of Tax Accounting was added in July 2007.

•                  U.S. Cellular – a Vice President and Controller was added in the second quarter of 2005 and promoted to Executive Vice President – Finance and Chief Financial Officer in the first quarter of 2007; a Director, Accounting Policy and Reporting was added in the second quarter of 2006; a Manager, Accounting Policy was added in the fourth quarter of 2006; a new Vice President and Controller was added in the first quarter of 2007; and a Manager, Accounting Policy and Research, Director – Operations Accounting and Director – Remediation Projects were added in the second quarter of 2007.

•                  Income Tax Accounting – TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing tax provisioning software which TDS believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis.  TDS added a Director of Tax Accounting in July 2007.

•                  Property, plant and equipment –TDS began implementation of a new fixed assets management system in 2005.  Enhancements to this system and supporting processes and procedures, including a cycle count program covering cell sites and switches, will improve controls related to accounting and reporting for property, plant and equipment, including controls related to disposals and transfers of decommissioned assets.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’s internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect TDS’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included with respect to TDS Common Shares because TDS does not have a share repurchase authorization with respect to its Common Shares and there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS Common Shares during the quarter ended June 30, 2007.

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

TDS PURCHASES OF SPECIAL COMMON SHARES

Period	(a) Total Number of Special Common Shares Purchased	(b) Average Price Paid per Special Common Share	(c) Total Number of Special Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Special Common Shares that may yet be Purchased Under the Plans or Programs
April 1 – 31, 2007	—	$—	—	$250,000,000
May 1 – 31, 2007	—	—	—	250,000,000
June 1 – 30, 2007	217,280	57.80	217,280	237,440,860
Total for or as of end of the quarter ended June 30, 2007	217,280	$57.80	217,280	$237,440,860

The following is additional information with respect to the Special Common Shares authorization:

I.                 The date the program was announced was March 5, 2007 by Form 8-K.

II.             The amount originally approved was up to $250 million in aggregate purchase price of TDS Special Common Shares.

III.         The original expiration date for the program is March 2, 2010.

IV.         The Special Common Shares authorization did not expire during the second quarter of 2007.

V.             TDS has not determined to terminate the foregoing Special Common Shares repurchase program prior to expiration, or to cease making further purchases thereunder, during the second quarter of 2007.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has no borrowings under its Revolving Credit Facility as of June 30, 2007.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 11 – Computation of Earnings per share is included herein as Note 6 to the financial statements.

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

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date	August 7, 2007	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date	August 7, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date	August 7, 2007	/s/ D. Michael Jack
D. Michael Jack,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2007 Second Quarter Form 10-Q