Form 10-Q
period 2007-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2007-11-06
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Shares, $.01 par value	52,992,984 Shares
Special Common Shares, $.01 par value	58,637,510 Shares
Series A Common Shares, $.01 par value	6,444,661 Shares

TELEPHONE AND DATA SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)

Operating Revenues	$1,236,885	$1,112,070	$3,586,276	$3,239,834

Operating Expenses
Cost of services and products (exclusive of depreciation, amortization and accretion expense shown below)	436,630	390,182	1,257,879	1,136,047
Selling, general and administrative expense	474,071	424,234	1,323,623	1,228,221
Depreciation, amortization and accretion expense	191,695	187,279	573,533	550,698
Total Operating Expenses	1,102,396	1,001,695	3,155,035	2,914,966

Operating Income	134,489	110,375	431,241	324,868

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	23,823	24,080	71,394	66,376
Interest and dividend income	18,687	16,323	182,651	174,351
Interest expense	(49,730)	(59,365)	(162,776)	(177,185)
Fair value adjustment of derivative instruments	(54,824)	34,619	(157,073)	22,881
Gain on sale of investments	248,860	—	386,780	91,418
Other expense	(865)	(4,319)	(4,957)	(6,187)
Total Investment and Other Income (Expense)	185,951	11,338	316,019	171,654

Income Before Income Taxes, Minority Interest and Extraordinary Item	320,440	121,713	747,260	496,522
Income tax expense	115,907	35,718	283,845	185,246
Income Before Minority Interest and Extraordinary Item	204,533	85,995	463,415	311,276
Minority share of income	(15,623)	(10,756)	(63,807)	(33,281)
Income Before Extraordinary Item	188,910	75,239	399,608	277,995
Extraordinary item, net of taxes (Note 8)	42,827	—	42,827	—
Net Income	231,737	75,239	442,435	277,995
Preferred dividend requirement	(13)	(51)	(39)	(152)
Net Income Available To Common	$231,724	$75,188	$442,396	$277,843

Basic Weighted Average Shares Outstanding (000s)	118,705	115,768	117,526	115,759
Income before extraordinary item	$1.59	$0.65	3.40	$2.40
Extraordinary item	0.36	—	0.36	—
Basic Earnings Per Share (Note 9)	$1.95	$0.65	$3.76	$2.40

Diluted Weighted Average Shares Outstanding (000s)	119,950	116,862	119,164	116,623
Income before extraordinary item	$1.57	$0.64	3.33	$2.38
Extraordinary item	0.36	—	0.36	—
Diluted Earnings Per Share (Note 9)	$1.93	$0.64	$3.69	$2.38

Dividends Per Share	$0.0975	$0.0925	$0.2925	$0.2775

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$442,435	$277,995
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item, net of taxes	(42,827)	—
Depreciation, amortization and accretion	573,533	550,698
Bad debts expense	51,131	49,748
Stock-based compensation expense	22,946	27,650
Fair value adjustment of derivative instruments	157,073	(22,881)
Deferred income taxes	(195,108)	(67,956)
Equity in earnings of unconsolidated entities	(71,394)	(66,376)
Distributions from unconsolidated entities	47,871	39,692
Minority share of income	63,807	33,281
Gain on sale of assets	(5,000)	—
Gain on investments	(386,780)	(91,418)
Noncash interest expense	15,855	15,981
Other noncash expense	2,520	5,821
Other operating activities	—	3,162
Changes in assets and liabilities:
Change in accounts receivable	(79,571)	(67,149)
Change in inventory	4,262	15,431
Change in accounts payable	(2,439)	(51,436)
Change in customer deposits and deferred revenues	24,760	9,923
Change in accrued taxes	180,697	24,505
Change in accrued interest	4,295	6,971
Change in other assets and liabilities	(34,836)	(22,642)
	773,230	671,000

Cash Flows (Used in) Investing Activities
Additions to property, plant and equipment	(464,795)	(516,610)
Cash paid for acquisitions, net of cash acquired	(20,569)	(98,353)
Cash received from divestitures	4,277	722
Proceeds from sales of investments	91,740	102,549
Proceeds from return of investment	—	36,202
Other investing activities	(1,345)	(6,168)
	(390,692)	(481,658)

Cash Flows (Used in) Financing Activities
Issuance of notes payable	25,000	390,000
Issuance of long-term debt	2,857	560
Repayment of notes payable	(60,000)	(375,000)
Repayment of long-term debt	(2,460)	(202,371)
Repayment of medium-term notes	—	(35,000)
TDS Common Shares and Special Common Shares issued for benefit plans	111,089	3,047
Excess tax benefit from exercise of stock awards	24,530	—
U.S. Cellular Common Shares issued for benefit plans	16,474	3,856
Repurchase of TDS Special Common Shares	(85,584)	—
Repurchase of U.S. Cellular Common Shares	(65,202)	—
Capital distributions to minority partners	(6,258)	(10,085)
Dividends paid	(34,337)	(32,247)
Other financing activities	(1,994)	1,863
	(75,885)	(255,377)

Net Increase/(Decrease) in Cash and Cash Equivalents	306,653	(66,035)

Cash and Cash Equivalents
Beginning of period	1,013,325	1,095,791
End of period	$1,319,978	$1,029,756

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

UNAUDITED

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,319,978	$1,013,325
Accounts receivable
Due from customers, less allowance of $16,087 and $15,807, respectively	383,541	357,279
Other, principally connecting companies, less allowance of $6,939 and $9,576, respectively	161,173	162,888
Marketable equity securities	1,802,076	1,205,344
Inventory	126,333	128,981
Prepaid expenses	58,448	43,529
Other current assets	21,743	61,738
	3,873,292	2,973,084

Investments
Marketable equity securities	10	1,585,286
Licenses	1,532,165	1,520,407
Goodwill	673,628	647,853
Customer lists, net of accumulated amortization of $78,743 and $68,110, respectively	26,939	26,196
Investments in unconsolidated entities	225,268	197,636
Other investments, less valuation allowance of $55,144 in both periods	10,948	11,073
	2,468,958	3,988,451

Property, Plant and Equipment
In service and under construction	8,055,003	7,700,746
Less accumulated depreciation	4,559,975	4,119,360
	3,495,028	3,581,386

Other Assets and Deferred Charges	50,630	56,593
	$9,887,908	$10,599,514

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

UNAUDITED

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$2,967	$2,917
Forward contracts	1,042,067	738,408
Notes payable	—	35,000
Accounts payable	296,036	294,932
Customer deposits and deferred revenues	166,226	141,164
Accrued interest	31,024	26,729
Accrued taxes	158,707	38,324
Accrued compensation	76,434	72,804
Derivative liability	561,069	359,970
Net deferred income tax liability	348,749	236,397
Other current liabilities	117,875	138,086
	2,801,154	2,084,731

Deferred Liabilities and Credits
Net deferred income tax liability	563,405	950,348
Derivative liability	—	393,776
Asset retirement obligation	167,754	232,312
Other deferred liabilities and credits	154,148	136,733
	885,307	1,713,169

Long-Term Debt
Long-term debt, excluding current portion	1,634,098	1,633,308
Forward contracts	—	987,301
	1,634,098	2,620,609

Commitments and Contingencies

Minority Interest in Subsidiaries	652,371	609,722

Preferred Shares	860	863

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,570,000 and 56,558,000 shares, respectively	566	566
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares, issued 62,947,000 and 62,941,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,445,000 and 6,445,000 shares; respectively	64	64
Capital in excess of par value	2,040,242	1,992,597
Treasury Shares, at cost:
Common Shares, 3,577,000 and 4,676,000 shares, respectively	(128,701)	(187,103)
Special Common Shares 4,309,000 and 4,676,000 shares, respectively	(178,169)	(187,016)
Accumulated other comprehensive income	405,841	522,113
Retained earnings	1,773,646	1,428,570
	3,914,118	3,570,420
	$9,887,908	$10,599,514

The accompanying notes are an integral part of these consolidated financial statements.

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 80.7%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’ 80%-owned printing and distribution company, Suttle Straus, Inc.  In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2007 presentation.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2007, and the results of operations for the three and nine months ended September 30, 2007 and 2006 and the cash flows for the nine months ended September 30, 2007 and 2006.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.     Summary of Significant Accounting Policies

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $4.1 million and $11.2 million for the three and nine months ended September 30, 2007, respectively, and $3.6 million and $11.5 million for the three and nine months ended September 30, 2006, respectively.

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

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service Cost	$609	$544	$1,827	$1,633
Interest on accumulated benefit obligation	858	692	2,574	2,075
Expected return on plan assets	(821)	(648)	(2,463)	(1,945)
Amortization of:
Prior service cost	(207)	(208)	(622)	(623)
Net loss	340	292	1,021	876
Net postretirement cost	$779	$672	$2,337	$2,016

TDS contributed $7.0 million to the postretirement plan during the second quarter of 2007.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expense on the Consolidated Statements of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $39.5 million and $108.4 million for the three and nine months ended September 30, 2007, respectively, and $24.2 million and $68.8 million for the three and nine months ended September 30, 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to an entity’s own fair value assumptions as the lowest level. SFAS 157 is effective for TDS’ 2008 financial statements. TDS is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires that the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for TDS’ 2008 financial statements. TDS is currently reviewing the requirements of EITF 06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for TDS’ 2008 financial statements. TDS is currently reviewing the requirements of SFAS 159 and has not yet determined the impact, if any, on its financial position or results of operations.

3.     Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional operating markets, telecommunications companies and wireless spectrum.  In addition, TDS may seek to divest outright or include in exchanges for other interests those markets and interests that are not strategic to its long-term success.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission (“FCC”) cellular license to provide wireless service in Iowa Rural Service Area (“RSA”) 15 for approximately $18.2 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.9 million and $1.6 million, respectively. The goodwill of $5.9 million is deductible for income tax purposes.

In addition, during the first nine months of 2007, TDS Telecom and Suttle Straus each acquired a company for cash, which purchases aggregated to $2.3 million. These acquisitions increased goodwill by $1.8 million of which $1.0 million is deductible for income tax purposes.

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

Barat Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million, which are included in Licenses in the Consolidated Balance Sheets. Barat Wireless used the funding to pay the FCC an initial deposit of $79.9 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.2 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In October 2006, Midwest Wireless Communications, L.L.C. (“Midwest Wireless”) was sold to ALLTEL Corporation. In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash with respect to its interest in Midwest Wireless. Of this amount, $95.1 million was distributed upon closing and $10.9 million was held in escrow to secure certain true-up, indemnification and other possible adjustments; the funds held in escrow were to be distributed in installments over a period of four to fifteen months following the closing.  During the first nine months of 2007, U.S. Cellular received $4.3 million of funds that were distributed from the aforementioned escrow. At September 30, 2007, the amount which U.S. Cellular might be entitled to receive from the escrow in future periods was $6.6 million, excluding accrued interest income.

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

A wholly-owned subsidiary of U.S. Cellular is a limited partner in Carroll Wireless L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 license areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 license areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.  On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in 2006, Carroll Wireless received a full refund of the $0.2 million previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. U.S. Cellular has approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless as of September 30, 2007.

4.     Gain on Sale of Assets

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable written off in previous periods; the proceeds from the sale were $5.9 million.  The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer.  The sale was subject to a 180-day period in which the buyer was entitled to request a refund for unenforceable accounts.  The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the gain deferred until expiration of the recourse period.  During the second quarter 2007, U.S. Cellular recognized a gain of $5.0 million, net of refunds for unenforceable accounts. The gain is included in the Selling, general and administrative expense on the Consolidated Statements of Operations. All expenses related to the transaction were recognized in the period incurred.

5.     Fair Value Adjustments of Derivative Instruments

Fair value adjustments of derivative instruments resulted in a loss of $54.8 million and $157.1 million in the three and nine months ended September 30, 2007, respectively, and a gain of $34.6 million and $22.9 million in the three and nine months ended September 30, 2006, respectively.  Fair value adjustments of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge.  See Note 13 – Marketable Equity Securities and Forward Contracts and Note 17 – Long-Term Debt and Forward Contracts.

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

6.     Gain on Sale of Investments

TDS recorded a gain from the sale of investments of $386.8 million in 2007.  The gain consists of a $137.9 million gain on the settlement of forward contracts and the disposition of remaining VeriSign Common Shares and U.S. Cellular owned Vodafone ADRs recorded in the second quarter of 2007 and a $248.9 million gain on the settlement of a portion of the Deutsche Telekom forward contracts and the disposition of remaining Deutsche Telekom shares related to such forward contracts recorded in the third quarter of 2007. As a result of the Deutsche Telekom settlement, TDS now owns 85,969,689 of the Deutsche Telekom ordinary shares (131,461,861 shares owned as of December 31, 2006). See Note 17 – Long-Term Debt and Forward Contracts for additional information related to forward contracts.  In the second quarter of 2006, Gain on investments totaled $91.4 million primarily resulting from TDS Telecom’s remittance of its Rural Telephone Bank (“RTB”) shares to the RTB which resulted in a gain of $90.3 million.

7.     Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three and nine months ended September 30, 2007 was 36.2% and 38.0%, respectively, and 29.3% and 37.3% for the three and nine months ended September 30, 2006, respectively. The effective tax rate for the 2007 period is higher than 2006 primarily due to the favorable resolution of state audits in 2006.

Due to discontinuance of the application of SFAS 71 (see Note 8) Deferred tax liabilities increased by $27.0 million in the third quarter of 2007.

Effective January 1, 2007, TDS adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In accordance with FIN 48, TDS recognized a cumulative-effect adjustment of $4.4 million, decreasing its liability for unrecognized tax benefits, interest, and penalties and increasing the January 1, 2007 balance of Common Stockholders’ Equity. Of this amount, $20.7 million increases accumulated other comprehensive income and $16.3 million represents the cumulative reduction of beginning retained earnings.

At January 1, 2007, TDS had $28.4 million in unrecognized tax benefits which, if recognized, would reduce income tax expense by $14.3 million, net of the federal benefit from state income taxes. Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months. At September 30, 2007 TDS had $33.9 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $18.1 million, net of the federal benefit from state income taxes.

TDS recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $1.2 million and $3.4 million for the three and nine months ended September 30, 2007, respectively. Accrued interest and penalties were $1.3 million and $4.7 million as of January 1, 2007 and September 30, 2007, respectively.

TDS and its subsidiaries file federal and state income tax returns. With few exceptions, TDS is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002. TDS’ consolidated federal income tax returns for the years 2002 – 2005 are currently under examination by the Internal Revenue Service.  TDS and its subsidiaries are also under examination by various state taxing authorities.

8.     Extraordinary Item - Discontinuance of the Application of Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation

Historically, TDS Telecom’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by FASB Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the TDS Telecom ILEC operations.

TDS Telecom has regularly monitored the appropriateness of the application of SFAS 71.  Recent changes in TDS Telecom’s business environment have caused competitive forces to surpass regulatory forces such that TDS Telecom has concluded that it is no longer reasonable to assume that rates set at levels that will recover the enterprise’s cost can be charged to its customers.

TDS Telecom has experienced increasing access line losses due to increasing levels of competition across all of the ILEC service areas.  Competition has intensified in 2007 from cable and wireless operators who have extended their investment beyond major markets to enable a broader range of voice and data services that compete directly with TDS Telecom’s service offerings.  These alternative telecommunications providers have transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions. Consequently, TDS Telecom has had to alter its strategy to compete in its markets.  Specifically, in the third quarter of 2007, TDS Telecom initiated an aggressive program of service bundling and deep discounting and has made the decision to voluntarily exit certain revenue pools administered by the FCC-supervised National Exchange Carrier Association in order to achieve additional pricing flexibility to meet competitive pressures.

Based on these material factors impacting its operations, management determined in the third quarter of 2007 that it is no longer appropriate to continue the application of SFAS 71 for reporting its financial results.  Accordingly, TDS Telecom recorded a non-cash extraordinary gain of $42.8 million, net of taxes of $27.0 million, upon discontinuance of the provisions of SFAS 71, as required by the provisions of FASB Statement of Financial Accounting Standard No. 101, Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71.  The components of the non-cash extraordinary gain are as follows:

	Before Tax Effects	After Tax Effects
	(in thousands)
Write off of regulatory cost of removal	$70,107	$43,018
Write off of other net regulatory assets	(259)	(191)
Total	$69,848	$42,827

In conjunction with the discontinuance of SFAS 71, TDS Telecom has assessed the useful lives of fixed assets and determined that the impacts of any changes were not material.

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

The amounts used in computing earnings per share and the effect of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Income before extraordinary item	$188,910	$75,239	$399,608	$277,995
Preferred dividend requirement	(13)	(51)	(39)	(152)
Income before extraordinary item available to common	188,897	75,188	399,569	277,843
Extraordinary item, net of taxes	42,827	—	42,827	—
Net Income available to common used in basic earnings per share	$231,724	$75,188	$442,396	$277,843
Diluted Earnings per Share:
Income before extraordinary item available to common	$188,897	$75,188	$399,569	$277,843
Minority income adjustment (1)	(479)	(270)	(2,424)	(945)
Preferred dividend adjustment (2)	12	50	37	150
Income before extraordinary item available to common	188,430	74,968	397,182	277,048
Extraordinary item, net of taxes	42,827	—	42,827	—
Net Income available to common used in diluted earnings per share	$231,257	$74,968	$440,009	$277,048

Weighted average number of shares of common stock used in basic earnings per share:
Common Shares	52,953	51,486	52,323	51,480
Special Common Shares	59,309	57,836	58,758	57,832
Series A Common Shares	6,443	6,446	6,445	6,447
Weighted average number of shares of common stock used in basic earnings per share	118,705	115,768	117,526	115,759
Effects of Dilutive Securities:
Effects of stock options (3)	1,011	908	1,413	705
Effects of Restricted Stock Units(4)	181	27	173	—
Conversion of preferred shares	53	159	52	159
Weighted average number of shares of common stock used in diluted earnings per share	119,950	116,862	119,164	116,623

Basic Earnings per Share
Income before extraordinary item	$1.59	$0.65	$3.40	$2.40
Extraordinary item, net of taxes	0.36	—	0.36	—
	$1.95	$0.65	$3.76	$2.40

Diluted Earnings per Share
Income before extraordinary item	$1.57	$0.64	$3.33	$2.38
Extraordinary item, net of taxes	0.36	—	0.36	—
	$1.93	$0.64	$3.69	$2.38

(1)   The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)   The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.

(3)   Stock options convertible into 863,000 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended September 30, 2007, because their effects were antidilutive.  Stock options convertible into 112,000 Common Shares and 403,000 Special Common Shares were not included in computing Diluted Earnings per Share in the nine months ended September 30, 2007 because their effects were antidilutive. Stock options convertible into 670,000 Common Shares and 670,000 Special Common Shares were not included in computing Diluted Earnings per Share in the three months ended September 30, 2006, because their effects were antidilutive.  Stock options convertible into 1,293,000 Common Shares and 2,398,000 Special Common Shares were not included in computing Diluted Earnings per Share in the nine months ended September 30, 2006 because their effects were antidilutive.

(4)   Restricted stock units convertible into 31,000 Special Common Shares were not included in computing Diluted Earnings per Share in the nine months ended September 30, 2007, because their effects were antidilutive.

10.   Supplemental Cash Flow Disclosures – Non-Cash Financing Activities

TDS delivered 2,123,310 VeriSign common shares, and 41,008,930 Deutsche Telekom ordinary shares related to forward contracts that matured in May 2007 and July through September 2007, respectively, with an aggregate fair market value of $798.4 million to settle the $537.7 million principal amount of prepaid forward contracts (which included $4.6 million of accreted interest) and $260.7 million of the related derivative liability.

Upon settlement of these prepaid forward contracts and related derivative liability, TDS disposed of its remaining 238,023 VeriSign common shares and 4,483,242 Deutsche Telekom ordinary shares related to these forward contracts. TDS recorded a gain of $255.1 million in the nine months ended September 30, 2007 (of which $248.9 million was recorded in the third quarter) on the settlement of the prepaid forward contracts and the related derivative liability and the disposition of the remaining VeriSign and Deutsche Telekom shares.

In May 2007, U.S. Cellular delivered 8,815,475 American Depositary Receipts (“ADRs”) of Vodafone Group, Plc (“Vodafone”)  with a fair market value of $254.1 million to settle the $159.9 million principal amount of prepaid forward contracts and $94.2 million of related derivative liabilities.

Upon settlement of the prepaid forward contracts and related derivative liability, U.S. Cellular disposed of its remaining 149,223 Vodafone ADRs. U.S. Cellular recorded a gain of $131.7 million in the nine months ended September 30, 2007 (all in the second quarter) on the settlement of the prepaid forward contracts and the related derivative liability and the disposition of remaining Vodafone ADRs.

In the nine months ended September 30, 2007, U.S. Cellular withheld 544,000 Common Shares aggregating $43.5 million for the payment of the exercise price and income taxes from employees who exercised stock options or who received vested stock awards.

See Note 13 – Marketable Equity Securities and Forward Contracts and Note 17 – Long-Term Debt and Forward Contracts for additional information.

11.   Licenses and Goodwill

Changes in TDS’ licenses and goodwill are primarily the result of acquisitions, divestitures and impairment of its licenses, wireless markets and telephone companies.

TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the following tables and its competitive local exchange carriers are designated as “CLEC”.

	U.S.	TDS Telecom
Licenses	Cellular (1)	CLEC	Total
	(Dollars in thousands)
Balance December 31, 2006	$1,517,607	$2,800	$1,520,407
Acquisitions	7,900	—	7,900
Impairment	(2,136)	—	(2,136)
Step acquisition allocation adjustment (2)	5,994	—	5,994
Balance September 30, 2007	$1,529,365	$2,800	$1,532,165

Balance December 31, 2005	$1,385,543	$2,800	$1,388,343
Acquisitions	5,534	—	5,534
Other (3)	79,772	—	79,772
Balance September 30, 2006	$1,470,849	$2,800	$1,473,649

(1)   U.S. Cellular’s beginning and ending balances include $23.3 million of licenses allocated from TDS.

(2)   The step acquisition allocation adjustment is the allocation of value related to U.S. Cellular’s share buyback program. See Note 20 - Common Share Repurchase Programs below for a discussion of U.S. Cellular’s purchase of 838,000 of its Common Shares from an investment banking firm in a private transaction pursuant to the accelerated share repurchase (“ASR”) agreements.

(3)   Includes $79.9 million representing deposits made to the FCC for Barat Wireless licenses with respect to which Barat Wireless was the high bidder in Auction 66.

	U.S.	TDS Telecom
Goodwill	Cellular (1)	ILEC	Other (2)	Total
	(Dollars in thousands)
Balance December 31, 2006	$246,920	$398,652	$2,281	$647,853
Acquisitions	5,864	259	1,521	7,644
Step acquisition allocation adjustment (3)	18,131	—	—	18,131
Balance September 30, 2007	$270,915	$398,911	$3,802	$673,628

Balance December 31, 2005	$242,703	$398,652	$2,281	$643,636
Acquisitions	3,932	—	—	3,932
Other	318	—	—	318
Balance September 30, 2006	$246,953	$398,652	$2,281	$647,886

(1)   U.S. Cellular’s balances in each period were reduced by $(238.5) million of goodwill previously impaired at TDS.

(2)   Consists of goodwill related to Suttle Straus.

(3)   The step acquisition allocation adjustment is the allocation of value related to U.S. Cellular’s share buyback program. See Note 20 - Common Share Repurchase Programs below for a discussion of U.S. Cellular’s purchase of 838,000 of its Common Shares from an investment banking firm in a private transaction pursuant to the ASR agreements.

See Note 3 – Acquisitions, Divestitures and Exchanges for information regarding purchase and sale transactions which affected licenses and goodwill during the period.

Licenses and goodwill, which are indefinite-lived assets, must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. Accordingly, the annual impairment tests for licenses and goodwill for 2007 and 2006 were performed in the second quarter of 2007 and 2006. Such impairment tests indicated that there was an impairment of licenses at U.S. Cellular totaling $2.1 million in 2007; the loss is included in Depreciation, amortization and accretion expense on the Consolidated Statements of Operations. There was no impairment of licenses in 2006, and no impairment of goodwill in either 2007 or 2006.

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

12.   Customer Lists

Customer lists, which are intangible assets resulting from acquisitions of wireless markets or step acquisition allocation of value related to U.S. Cellular’s share buyback programs, are amortized based on average customer retention periods using the double declining balance method in the first year, switching to straight-line over the remaining estimated life. The changes in the customer lists for the nine months ended September 30, 2007 and 2006 were as follows:

Customer Lists	September 30, 2007	September 30, 2006
	(Dollars in thousands)

Balance, beginning of period	$26,196	$47,649
Acquisitions	1,560	2,042
Impairment	(1,947)	—
Amortization	(10,633)	(17,643)
Step acquisition allocation adjustment (1)	11,763	—
Balance, end of period	$26,939	$32,048

(1)   The step acquisition allocation adjustment is the allocation of value related to U.S. Cellular’s share buyback programs. See Note 20 - Common Share Repurchase Programs below for a discussion of U.S. Cellular’s purchase of 838,000 of its Common Shares from an investment banking firm in private transactions pursuant to the ASR agreements.

U.S. Cellular performs an annual impairment test of customer list balances in the third quarter of its fiscal year. During the third quarter of 2007, such test indicated that the carrying value of certain customer list balances exceeded their estimated fair values and an impairment loss of $1.9 million was recorded; the loss is included in Depreciation, amortization and accretion on the Consolidated Statements of Operations. Fair values were determined based upon a present value analysis of expected future cash flows. There was no impairment of customer lists in 2006.

Based on the customer list balance as of September 30, 2007, amortization expense for the fourth quarter of 2007 and for the years 2008 - 2012 is expected to be $3.3 million, $9.9 million, $6.6 million, $5.0 million, $2.0 million and $0.1 million, respectively.

13.   Marketable Equity Securities and Forward Contracts

TDS and its subsidiaries hold a substantial amount of marketable equity securities that are publicly traded and can have volatile movements in share prices. Any increase or decrease in the fair value of the underlying marketable equity securities is reflected in Accumulated other comprehensive income rather than as a non-operating gain or loss in the Consolidated Statements of Operations. TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.

Information regarding TDS’ marketable equity securities is summarized as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Marketable Equity Securities included in Current Assets
Deutsche Telekom AG – 85,969,689 and 45,492,172 Ordinary Shares, respectively	$1,685,006	$833,872
Vodafone Group Plc – 2,362,976 and 11,327,674 American Depositary Receipts, respectively	85,776	314,683
Rural Cellular Corporation – 719,396 equivalent Common Shares in 2007	31,294	—
VeriSign, Inc. –2,361,333 Common Shares in 2006	—	56,789
Aggregate fair value included in Current Assets	1,802,076	1,205,344

Marketable Equity Securities included in Investments
Deutsche Telekom AG –85,969,689 Ordinary Shares in 2006	—	1,575,824
Rural Cellular Corporation - 719,396 equivalent Common Shares in 2006	—	9,453
Other	10	9
Aggregate fair value included in Investments	10	1,585,286
Total aggregate fair value	1,802,086	2,790,630
Accounting cost basis	898,276	1,507,477
Gross holding gains	903,810	1,283,153
Gross realized holding gains	—	(29,729)
Gross unrealized holding gains	903,810	1,253,424
Equity method unrealized gains	387	352
Income tax expense	(331,653)	(488,817)
Minority share of unrealized holding gains	(1,932)	(14,981)
Unrealized holding gains, net of tax and minority share	570,612	749,978
Derivative instruments, net of tax and minority share	(152,273)	(215,122)
Retirement plans, net of tax	(12,498)	(12,743)
Amount included in Accumulated other comprehensive income	$405,841	$522,113

The investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’ disposition of its over 80%-owned personal communication services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone resulted from certain dispositions of non-strategic cellular investments to, or settlements with, AirTouch Communications Inc. (“AirTouch”), in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock. The investment in VeriSign, Inc. (“VeriSign”) resulted from the acquisition by VeriSign of Illuminet, Inc., a telecommunication entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) resulted from a consolidation of several cellular partnerships in which TDS subsidiaries held interests in Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

TDS entered into a number of forward contracts related to the marketable equity securities it holds.  The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities.  The downside risk is hedged at or above the accounting cost basis of the securities.

TDS delivered a substantial majority of the 45,492,172 Deutsche Telekom ordinary shares reflected in current assets as of December 31, 2006, in settlement of the forward contracts relating to such Deutsche Telekom ordinary shares, which matured in July through September 2007, and disposed of the remaining Deutsche Telekom ordinary shares related to such forward contracts. After these forward contracts were settled in July through September 2007, TDS now owns 85,969,689 Deutsche Telekom ordinary shares. TDS recorded a pre-tax gain of $248.9 million in the third quarter of 2007 on the settlement of such forward contracts and the disposition of such remaining shares.

The forward contracts related to TDS’ 2,361,333 VeriSign Common Shares and the forward contracts related to U.S. Cellular’s 8,964,698 Vodafone ADRs matured in May 2007. TDS elected to deliver a substantial majority of the 2,361,333 VeriSign Common Shares in settlement of the forward contracts, and to dispose of all remaining VeriSign Common Shares in connection therewith. U.S. Cellular elected to deliver a substantial majority of its 8,964,698 Vodafone ADRs in settlement of the forward contracts, and to dispose of all of its remaining Vodafone ADRs in connection therewith. As a result of the settlement of these forward contracts in May 2007, TDS no longer owns any VeriSign Common Shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under the related forward contracts. TDS recorded a pre-tax gain of $137.9 million in the second quarter of 2007 on the settlement of such forward contracts and the disposition of such remaining VeriSign Common Shares and such remaining U.S. Cellular-owned Vodafone ADRs.

See Note 17 – Long-term Debt and Forward Contracts for additional information related to forward contracts.

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

14.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS and its subsidiaries hold a minority interest. These investments are accounted for using either the equity or cost method.

TDS’ and its subsidiaries’ significant investments in unconsolidated entities include the following:

	September 30, 2007	September 30, 2006

Los Angeles SMSA Limited Partnership	5.5%	5.5%
Midwest Wireless Communications, L.L.C. (1)	—	14.2%
North Carolina RSA 1 Partnership	50.0%	50.0%
Oklahoma City SMSA Limited Partnership	14.6%	14.6%

(1)   In addition, U.S. Cellular owns a 49% interest in an entity, which owned an interest of approximately 2.9% of Midwest Wireless Holdings, L.L.C., the parent company of Midwest Wireless Communications L.L.C. The entity’s investment in Midwest Wireless Holdings, L.L.C. was disposed of in the fourth quarter of 2006.

Based primarily on data furnished to TDS by third parties, the following table summarizes the combined results of operations of all wireless and wireline entities in which TDS’ investments are accounted for under the equity method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Results of operations
Revenues	$1,152,000	$1,082,000	$3,358,000	$3,100,000
Operating expenses	793,000	744,000	2,260,000	2,135,000
Operating income	359,000	338,000	1,098,000	965,000
Other income (expense), net	7,000	10,000	22,000	32,000
Net Income	$366,000	$348,000	$1,120,000	$997,000

15.   Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At September 30, 2007, TDS had no outstanding notes payable and $3.4 million letters of credit were outstanding, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’ credit rating. At September 30, 2007, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.12% at September 30, 2007). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 7.75% at September 30, 2007). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at September 30, 2007, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 7.75% at September 30, 2007).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2007, U.S. Cellular had no outstanding notes payable and $0.2 million letters of credit were outstanding, leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating. At September 30, 2007, the contractual spread was 75 basis points. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.12% at September 30, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 7.75% at September 30, 2007). This credit facility expires in December 2009.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from Moody’s Investor Service (“Moody’s”) were lowered. However, the credit facilities would not cease to be available or accelerate solely as a result of a decline in TDS’ or U.S. Cellular’s credit rating. A downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new credit facilities in the future. TDS’ and U.S. Cellular’s credit ratings are as follows:

Moody’s (Issued September 20, 2007)	Baa3	– stable outlook
Standard & Poor’s (Issued June 21, 2007)	BB+	– with developing outlook
Fitch (Issued August 16, 2007)	BBB+	– stable outlook

On September 20, 2007, Moody’s changed its outlook on TDS and U.S. Cellular’s credit rating to stable from under review for possible further downgrade.

On August 16, 2007, Fitch changed its outlook on TDS and U.S. Cellular’s credit rating to stable from ratings watch negative.

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

The maturity dates of borrowings under TDS’ and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. On November 6, 2006, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late with certain filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’ SEC filings. Before TDS and U.S. Cellular filed the foregoing restatements and became current in their SEC filings on or prior to June 19, 2007, the restatements and late filings resulted in defaults under the revolving credit agreements and one line of credit agreement. TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios, and TDS and U.S. Cellular did not fail to make any scheduled payments under such credit agreements. TDS and U.S. Cellular received waivers from the lenders associated with the credit agreements, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. TDS and U.S. Cellular believe they were in compliance as of September 30, 2007 with all covenants and other requirements set forth in the revolving credit facilities.

16.   Asset Retirement Obligations

TDS accounts for its asset retirement obligations in accordance with FASB Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which require entities to record the fair value of a liability for legal obligations associated with an asset retirement in the period in which the obligations are incurred. At the time the liability is incurred, TDS records a liability equal to the net present value of the estimated cost of the asset retirement obligation and increases the carrying amount of the related long-lived asset by an equal amount. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the obligations, any difference between the cost to retire an asset and the recorded liability (including accretion of discount) is recognized in the Consolidated Statement of Operations as a gain or loss.

TDS Telecom’s incumbent local exchange carriers have recorded an asset retirement obligation in accordance with the requirements of SFAS 143 and FIN 47, and prior to the discontinuance of SFAS 71, a regulatory liability for the costs of removal that state public utility commissions required to be recorded for regulatory accounting purposes. The amounts recorded for regulatory accounting purposes were in addition to the amounts required to be recorded in accordance with SFAS 143 and FIN 47. As a result of the discontinuance of SFAS 71, the asset retirement obligation for incumbent local exchange carriers was reduced by $70.1 million in the third quarter of 2007. See Note 8 – Extraordinary Item - Discontinuance of the Application of Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation for additional details.

During the third quarter of 2007, U.S. Cellular performed its annual review of the assumptions and estimated costs related to its asset retirement obligations. As a result of the review, the liabilities were revised to reflect lower estimated cash flows as a result of lower estimates of removal and restoration costs, primarily related to cell sites, as determined through quoted market prices obtained from independent contractors. These changes are reflected in “Revisions in estimated cash flows” below.

The table below also summarizes other changes in asset retirement obligations during the nine months ended September 30, 2007. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

	U.S.	TDS Telecom		TDS
	Cellular	ILEC	CLEC	Consolidated
	(Dollars in thousands)

Beginning Balance – December 31, 2006	$127,639	$101,647	$3,026	$232,312
Additional liabilities incurred	4,194	9,888	—	14,082
Revision in estimated cash flows	(15,331)	—	—	(15,331)
Acquisition of assets	348	—	—	348
Disposition of assets	(493)	(352)	—	(845)
Accretion expense	7,109	28	158	7,295
Discontinuance of SFAS 71	—	(70,107)	—	(70,107)
Ending Balance – September 30, 2007	$123,466	$41,104	$3,184	$167,754

17.   Long-Term Debt and Forward Contracts

TDS’ long-term debt does not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect TDS’ ability to obtain long-term debt financing in the future. TDS believes it was in compliance as of September 30, 2007 with all covenants and other requirements set forth in its long-term debt indenture.

TDS redeemed $35.0 million of medium-term notes in January and February of 2006 which carried an interest rate of 10.0%.

TDS repaid $200.0 million plus accrued interest on its 7% unsecured senior notes on August 1, 2006, using cash on-hand.

Forward Contracts

TDS and its subsidiaries maintain a portfolio of available-for-sale marketable equity securities, the majority of which are the result of sales or trades of non-strategic assets. Subsidiaries of TDS have prepaid forward contracts with counterparties in connection with its Deutsche Telekom and Vodafone marketable equity securities and until May 2007 TDS had such contracts in connection with its VeriSign marketable equity securities and U.S. Cellular had such contracts in connection with its Vodafone marketable equity securities. The principal amount of the prepaid forward contracts was accounted for as a loan. The collar portions of the forward contracts are accounted for as derivative instruments. The prepaid forward contracts contain embedded collars that are bifurcated and receive separate accounting treatment in accordance with FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities.

A portion of the Deutsche Telekom forward contracts matured in the third quarter of 2007. The remaining Deutsche Telekom forward contracts mature from October 2007 to September 2008. A majority of the contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.23% at September 30, 2007). The remaining contracts are structured as zero coupon obligations with a weighted average effective interest rate of 4.4% per year. No interest payments are required for the zero coupon obligations during the contract period.

U.S. Cellular’s Vodafone forward contracts matured in May 2007 and TDS Telecom’s Vodafone contracts mature in October 2007. The Vodafone forward contracts require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 5.23% at September 30, 2007).

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

Under the terms of the remaining forward contracts related to Deutsche Telekom and Vodafone marketable equity securities, subsidiaries of TDS will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts, at TDS’ option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively reduce downside risk and upside potential on the contracted shares. The collars are typically contractually adjusted for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery. If TDS elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. TDS provides and U.S. Cellular provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its consolidated subsidiaries upon settlement of the contracts.

A portion of the forward contracts related to the Deutsche Telekom ordinary shares held by TDS matured in July through September 2007. The loan amounts associated with the forward contracts were $516.9 million. TDS elected to deliver a substantial majority of the 45,492,172 Deutsche Telekom ordinary shares in settlement of the forward contracts maturing in July through September 2007, and to dispose of the remaining Deutsche Telekom ordinary shares related to such forward contracts. TDS recognized a pre-tax gain of $248.9 million at the time of the delivery of the Deutsche Telekom ordinary shares. Since shares were delivered in the settlement of the forward contract, TDS incurred a current tax liability in the amount of $176.5 million at the time of the delivery. After these forward contracts were settled in July through September 2007, TDS owns 85,969,689 of the Deutsche Telekom ordinary shares and has a derivative liability of $516.6 million under the related forward contract. TDS will determine whether to settle the remaining forward contracts in shares or in cash at a time closer to the maturity dates.

The forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular matured in May 2007. The loan amounts associated with the forward contracts related to the VeriSign common shares held by TDS and the Vodafone ADRs held by U.S. Cellular were $20.8 million and $159.9 million, respectively. TDS elected to deliver a substantial majority of the 2,361,333 VeriSign common shares in settlement of the forward contracts, and to dispose of all of its remaining VeriSign common shares in connection therewith. U.S. Cellular elected to deliver a substantial majority of its 8,964,698 Vodafone ADRs in settlement of the forward contracts, and to dispose of all of its remaining Vodafone ADRs in connection therewith. TDS recognized a pre-tax gain of $137.9 million at the time of the delivery of the VeriSign common shares and Vodafone ADRs. Since shares were delivered in the settlement of the forward contracts, TDS incurred a current tax liability in the amount of $43.4 million at the time of the delivery. After these forward contracts were settled in May 2007, TDS no longer owns any VeriSign common shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under these forward contracts.

The following table details the outstanding forward contracts, related marketable equity securities, and maturity dates of the contracts as of September 30, 2007, all of which relate to TDS:

Marketable Equity Security	Shares	Loan Amounts	Maturity Date
		(Dollars in thousands)

Vodafone Group Plc	2,362,976	$41,183	Fourth Quarter 2007
Deutsche Telekom AG	30,000,000	340,963	First Quarter 2008

Deutsche Telekom AG	38,000,000	452,104	Second Quarter 2008
Unamortized Discount		(6,094)
		446,010

Deutsche Telekom AG	17,969,689	222,298	Third Quarter 2008
Unamortized Discount		(8,387)
		213,911
		$1,042,067

TDS is, and until May 2007 (when U.S. Cellular settled its forward contracts as discussed above) U.S. Cellular was, required to comply with certain covenants under the forward contracts. On November 6, 2005, TDS and U.S. Cellular announced that they would restate certain financial statements which caused TDS and U.S. Cellular to be late with certain SEC filings. In addition, on April 23, 2007, TDS announced another restatement that caused a further delay in TDS’ SEC filings. Before TDS and U.S. Cellular filed the foregoing restatements and became current in their SEC filings on or prior to June 19, 2007, the restatements and late filings resulted in defaults under the forward contracts. TDS and U.S. Cellular were not in violation of any covenants that require TDS and U.S. Cellular to maintain certain financial ratios, and TDS and U.S. Cellular did not fail to make any scheduled payments under such forward contracts. TDS and U.S. Cellular received waivers from the counterparty associated with the forward contracts, under which the lenders agreed to waive any defaults that may have occurred as a result of the restatements and late filings. TDS believes that it was in compliance as of September 30, 2007 with all covenants and other requirements set forth in its forward contracts.

18.   Commitments and Contingencies

Indemnity Agreements

TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These agreements include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however, these agreements may require TDS to indemnify the counterparty for costs and losses incurred from any litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements.

TDS is party to an indemnity agreement with T-Mobile USA Inc. (“T-Mobile”) regarding certain contingent liabilities at Aerial Communications, Inc. (“Aerial”) for the period prior to Aerial’s merger into VoiceStream Wireless. As of September 30, 2007, TDS has recorded liabilities of $0.9 million relating to this indemnity, which represents its best estimate of its probable liability.

Legal Proceedings

TDS is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and various state and federal courts. In accordance with FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, if TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

Regulatory Environment

Changes in the telecommunications regulatory environment, including the effects of potential changes in the rules governing universal service funding and potential changes in the amounts or methods of intercarrier compensation, could have a material adverse effect on TDS Telecom’s financial condition, results of operations and cash flows.

19.   Minority Interest in Subsidiaries

Under FASB Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’ consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“L.L.C.s”), where the terms of the underlying partnership or L.L.C. agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and L.L.C. agreements. The termination dates of TDS’ mandatorily redeemable minority interests range from 2042 to 2105.

The settlement value of TDS’ mandatorily redeemable minority interests is estimated to be $214.5 million at September 30, 2007. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and L.L.C.s on September 30, 2007, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or L.L.C.s prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and L.L.C.s at September 30, 2007 is $37.5 million, and is included in the Balance Sheet caption Minority interest in subsidiaries. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $177.0 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and L.L.C.s. Neither the minority interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

20.   Common Share Repurchase Programs

On March 2, 2007, the Board of Directors of TDS authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. The authorization will expire March 2, 2010. As of September 30, 2007, TDS repurchased 1,483,193 Special Common Shares for $89.1 million, or an average of $60.03 per share pursuant to this authorization. TDS did not repurchase any common shares in 2006.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates on a quarterly basis, primarily for use in employee benefit plans (the “Limited Authorization”). This authorization does not have an expiration date.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods. This authorization was in addition to U.S. Cellular’s existing Limited Authorization discussed above, and was scheduled to expire on March 6, 2010. However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

U.S. Cellular has entered into accelerated share repurchase (“ASR”) agreements to purchase its shares through an investment banking firm in private transactions. The repurchased shares are being held as treasury shares. In connection with each ASR, the investment banking firm will purchase an equivalent number of shares in the open-market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of each program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment banking firm pursuant to the ASR during the purchase period, less a negotiated discount. The purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

Activity related to U.S. Cellular’s repurchases of shares through ASR transactions on April 4 and July 10, 2007 and its obligations and potential obligations to the investment banking firm, are detailed in the table below.

(dollars in thousands, except per share amounts)	April 4, 2007	July 10, 2007	Totals
Number of Shares Repurchased by U.S. Cellular (1)	670,000	168,000	838,000
Weighted average price (2)	$73.22	$96.10
Initial purchase price to investment banking firm	$49,057	$16,145	$65,202

Number of Shares Purchased by Investment Banking Firm (As of September 30, 2007)	181,970	—	181,970
Average price of shares, net of discount, purchased by Investment banking firm	$78.51	—
Additional amount due to investment banking firm for shares purchased through September 30, 2007 (3)	$967	—	$967
Equivalent number of shares based on September 30, 2007 closing price (4)	9,847	—	9,847

Remaining Shares to be Purchased by Investment Banking Firm under ASR	488,030	168,000	656,030
Potential additional cost of remaining shares to be purchased(5)	$11,898	$202	$12,100
Potential additional shares to settle ASR based on September 30, 2007 closing price (6)	121,163	2,053	123,216

Total Potential Additional Cost to Settle ASR, Based on September 30, 2007 Closing Price
If settled in cash	$12,865	$202	$13,067
If settled in shares	131,010	2,053	133,063

(1)   The repurchased shares are being held as treasury shares.

(2)   Weighted average price includes any per share discount and commission paid to the investment banking firm.

(3)   Represents the purchase price adjustment owed by U.S. Cellular to the investment banking firm as of September 30, 2007 for the shares purchased through such date, based on the difference between the price paid per share by U.S. Cellular in connection with the ASR, and the average price paid per share by the investment banking firm.

(4)   Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the additional amount due described in footnote (3) with shares.

(5)   Represents the additional purchase price adjustment that would be potentially owed by U.S. Cellular to the investment banking firm as of September 30, 2007 based on the difference between the initial price paid per share by U.S. Cellular in connection with the ASR, and the closing price of U.S. Cellular Common Shares on September 30, 2007.

(6)   Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the potential additional amount due described in footnote (5) with shares.

At September 30, 2007, there were 656,030 shares remaining to be purchased by the investment banking firm pursuant to the ASRs. Thus, the amounts owed and potentially owed by U.S. Cellular to the investment banking firm as shown in the table above would increase or decrease by $656,030 for each $1 increase or decrease in the U.S. Cellular stock price of $98.20 as of September 30, 2007. Any amount owed will be settled at the conclusion of each program.

TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. In addition, the subsequent ASR purchase price adjustment may result in additional amounts being allocated to licenses, goodwill and customer lists at TDS.

21.   Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on marketable equity securities, derivative instruments and retirement plans and related income tax effects included in Accumulated other comprehensive income are as follows.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period	$749,978	$578,273
Add (deduct):
Unrealized gains (losses) on marketable equity securities	150,512	(87,605)
Income tax (expense) benefit	(56,091)	34,923
	94,421	(52,682)
Unrealized gain (loss) of equity method companies	35	(190)
Minority share of unrealized (gains) losses	(2,536)	(1,445)
Net change in unrealized gains (losses) on marketable equity securities	91,920	(54,317)

Recognized gain on sale of marketable equity securities	(500,126)	—
Income tax expense	182,948	—
	(317,178)
Minority share of income	15,586	—
Net recognized gain on sale of marketable equity securities	(301,592)	—
Net change in marketable equity securities	(209,672)	(54,317)
Application of FIN 48	30,306	—
Balance, end of period	$570,612	$523,956

Derivative Instruments
Balance, beginning of period	$(215,122)	$(214,632)
Add (deduct):
Minority share of unrealized gains	—	(3)
Net change in unrealized losses on derivative instruments	—	(3)

Recognized gain on settlement of derivative instruments	113,346	—
Income tax expense	(41,463)	—
	71,883
Minority share of income	549	—
Net recognized gain on settlement of derivatives	72,432	—
Net change in derivative instruments	72,432	(3)
Application of FIN 48	(9,583)	—
Balance, end of period	$(152,273)	$(214,635)

Retirement Plans
Balance, beginning of period	$(12,743)	$—
Add (deduct):
Amounts included in net periodic benefit cost for the period		—
Amortization of prior service cost, net of taxes	(381)	—
Amortization of unrecognized net loss, net of taxes	626	—
Net change in retirement plans included in comprehensive income	245	—
Balance, end of year	$(12,498)	$—

Accumulated Other Comprehensive Income
Balance, beginning of period	$522,113	$363,641
Net change in marketable equity securities	(209,672)	(54,317)
Net change in derivative instruments	72,432	(3)
Net change in retirement plans	245	—
Net change included in comprehensive income	(136,995)	(54,320)
Application of FIN 48	20,723	—
Balance, end of period	$405,841	$309,321

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Comprehensive Income
Net income	$442,435	$277,995
Net change in unrealized losses included in comprehensive income	(136,995)	(54,320)
	$305,440	$223,675

22.   Stock-Based Compensation

Stock-based compensation expense recorded for the three and nine months ended September 30, 2007, was $12.1 million and $22.9 million, respectively. Stock-based compensation expense recorded for the three and nine months ended September 30, 2006, was $13.0 million and $27.7 million, respectively. Stock-based compensation expense is primarily recorded in Selling, general and administrative expense.

At September 30, 2007, TDS’ unrecognized compensation cost for all stock-based compensation awards was $29.4 million. The unrecognized compensation cost for stock-based compensation awards at September 30, 2007 is expected to be recognized over a weighted average period of 0.8 years.

TDS

The information in this section relates to stock-based compensation plans utilizing the equity instruments of TDS. Participants in these plans are generally employees of TDS Corporate and TDS Telecom, although U.S. Cellular employees are eligible to participate in the TDS Employee Stock Purchase Plan. Information related to plans utilizing the equity instruments of U.S. Cellular are shown in the following U.S. Cellular section.

Effective January 1, 2006, TDS adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Upon adoption of SFAS 123(R), TDS elected to continue to value its share-based payment transactions using the Black-Scholes valuation model, which was previously used by TDS for purposes of preparing the pro forma disclosures under SFAS 123.

Under the TDS 2004 Long-Term Incentive Plan (and a predecessor plan), TDS may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. TDS has reserved 2,150,000 Common Shares and 9,584,000 Special Common Shares at September 30, 2007, for equity awards granted and to be granted under this plan. At September 30, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, and deferred compensation stock unit awards. As of September 30, 2007 TDS has also reserved 308,000 Special Common Shares under an employee stock purchase plan. The maximum number of TDS Common Shares and TDS Special Common Shares that may be issued to employees under all stock-based compensation plans in effect at September 30, 2007 was 2,150,000 and 9,892,000 shares, respectively. TDS has also created a Non-Employee Directors’ Plan under which it has reserved 66,000 Special Common Shares of TDS stock for issuance as compensation to members of the board of directors who are not employees of TDS. TDS currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Stock Options—Non qualified stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at September 30, 2007 expire between 2007 and 2017. TDS estimates the fair value of stock options granted using the Black-Scholes valuation model. TDS granted 873,000 stock options during the three and nine months ended September 30, 2007. TDS granted 1,105,000 stock options during the three and nine months ended September 30, 2006. TDS used the assumptions shown in the table below in valuing the options granted in 2007.

Expected Life	4.0 years
Expected Annual Volatility Rate	19.5%
Dividend Yield	0.7%
Risk Free Interest Rate	4.7%
Estimated Annual Forfeiture Rate	1.0%

A summary of TDS’ stock options outstanding and exercisable as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

Tandem Options (1)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,254,000	$76.59	5.4	$118,075,000
(2,193,000 exercisable)		76.89	5.3	114,208,000
Granted	—	—		—
Exercised	1,101,000	75.85		51,021,000
Forfeited	1,000	65.96		47,000
Expired	11,000	77.85		577,000
Outstanding at September 30, 2007	1,141,000	77.20	4.7	58,815,000
(1,141,000 exercisable)		$77.20	4.7	$58,815,000

Special Common Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,402,000	$40.15	9.6	$30,635,000
(1,400,000 exercisable)		40.15	9.6	30,578,000
Granted	873,000	59.45		2,226,000
Exercised	773,000	38.63		15,407,000
Forfeited	1,000	59.45		2,000
Expired	—	—		—
Outstanding at September 30, 2007	1,501,000	52.14	9.4	14,795,000
(628,000 exercisable)		$42.01	8.9	$12,556,000

(1)  Upon exercise, each tandem option is converted into one TDS Common Share and one TDS Special Common Share. All TDS tandem stock options outstanding were granted prior to the distribution of the TDS Special Common Share Dividend in 2005.

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between TDS’ closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount will change in future periods based on the market price of TDS’ stock.

Restricted Stock Units—Beginning in April 2005, TDS granted restricted stock unit awards to key employees. These awards generally vest in 30-32 months. TDS estimates the fair value of restricted stock units based on the closing market price of TDS shares on the date of grant.

A summary of TDS’ nonvested restricted stock units at September 30, 2007 and changes during the nine months then ended is presented in the tables that follow:

Tandem Restricted Stock Units

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Values of Restricted Stock Units
Nonvested at December 31, 2006	80,000	$77.57
Granted	—	—
Vested	8,000	77.36
Forfeited	2,000	77.49
Nonvested at September 30, 2007	70,000	$77.59

Special Common Restricted Stock Units

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Values of Restricted Stock Units
Nonvested at December 31, 2006	125,000	$40.04
Granted	93,000	59.45
Vested	19,000	38.12
Forfeited	4,000	39.45
Nonvested at September 30, 2007	195,000	$49.56

Deferred Compensation Stock Units—Certain TDS employees may elect to defer receipt of all or a portion of their annual bonuses and to receive stock unit matches on the amount deferred up to $400,000 per bonus. TDS match amounts depend on the amount of annual bonus that is deferred into stock units. The matched stock units vest ratably at a rate of one-third per year over three years. TDS estimates the fair value of deferred compensation matching stock units based on the closing market price of TDS shares on the date of grant. A summary of TDS deferred compensation stock units at September 30, 2007 and changes during the year is presented in the tables that follow:

Tandem Deferred Compensation Stock Units

	Number of Tandem Stock Units(1)	Weighted Average Grant-Date Fair Values of Stock Units
Nonvested at December 31, 2006	295	$81.53
Granted	—	—
Vested	60	76.84
Forfeited	—	—
Nonvested at September 30, 2007	235	$82.71

(1)   Upon exercise, each tandem deferred compensation stock unit outstanding at September 30, 2007 is converted into one TDS Common Share and one TDS Special Common Share.

Special Common Deferred Compensation Stock Units

	Number of Special Common Stock Units(2)	Weighted Average Grant-Date Fair Values of Stock Units
Nonvested at December 31, 2006	1,400	$41.37
Granted	1,700	52.58
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2007	3,100	$47.52

(2)          Upon exercise, each Special Common deferred compensation stock unit is converted into one TDS Special Common Share.

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of TDS and its subsidiaries may purchase a limited number of shares of TDS Special Common Shares on a quarterly basis. The per share cost to each participant is 85% of the market value of the Special Common Shares as of the issuance date. TDS issued 5,400 and 0 shares during the nine months ended September 30, 2007 and 2006, respectively.

U.S. Cellular

Effective January 1, 2006, U.S. Cellular adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective transition method. Upon adoption of SFAS 123(R), U.S. Cellular elected to continue to value its share-based payment transactions using the Black-Scholes valuation model, which was previously used by U.S. Cellular for purposes of preparing the pro forma disclosures under SFAS 123.

U.S. Cellular has established the following stock-based compensation plans: a long-term incentive plan, an employee stock purchase plan and a non-employee director compensation plan.

Under the U.S. Cellular 2005 Long-Term Incentive Plan, U.S. Cellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units and deferred compensation stock unit awards to key employees. At September 30, 2007, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards and deferred compensation stock unit awards.

At September 30, 2007, U.S. Cellular had reserved 4,067,000 Common Shares for equity awards granted and to be granted under the long-term incentive plan, and also had reserved 101,000 Common Shares for issuance to employees under an employee stock purchase plan. The maximum number of U.S. Cellular Common Shares that may be issued to employees under all stock-based compensation plans in effect at September 30, 2007 was 4,168,000 shares. U.S. Cellular currently utilizes treasury stock to satisfy stock option exercises, issuances under its employee stock purchase plan, restricted stock unit awards and deferred compensation stock unit awards.

Long-Term Incentive Plan – Stock Options—Non-qualified stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to four years from the date of grant. Stock options outstanding at September 30, 2007 expire between 2007 and 2017. U.S. Cellular granted 6,000 and 476,000 stock options during the three and nine months ended September 30, 2007 and 551,000 stock options during the nine months ended September 30, 2006. No stock options were granted during the three months ended September 30, 2006. U.S. Cellular used the assumptions shown in the table below in valuing options granted in 2007.

Expected Life	3.1 years
Expected Annual Volatility Rate	22.5%-25.7%
Dividend Yield	—
Risk Free Interest Rate	4.0%-4.8%
Estimated Annual Forfeiture Rate	9.6%

A summary of U.S. Cellular stock options outstanding and exercisable as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,571,000	$44.07	7.2	$139,206,000
(1,430,000 exercisable)				80,178,000
Granted	476,000	74.24		11,399,000
Exercised	1,316,000	42.38		49,537,000
Forfeited	94,000	55.18		4,065,000
Expired	4,000	34.09		225,000
Outstanding at September 30, 2007	1,633,000	53.60	7.7	72,818,000
(627,000 exercisable)		40.32	6.3	$36,310,000

The aggregate intrinsic value represents the total pretax intrinsic value (the difference between U.S. Cellular’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount will change in future periods based on the market price of U.S. Cellular’s stock.

Long-Term Incentive Plan – Restricted Stock Units—U.S. Cellular grants restricted stock unit awards, which generally vest after three years, to key employees. U.S. Cellular estimates the fair value of restricted stock units based on the closing market price of U.S. Cellular shares on the date of grant. U.S. Cellular granted 137,000 and 128,000 restricted stock units during the nine months ended September 30, 2007 and 2006, respectively.

A summary of U.S. Cellular nonvested restricted stock units at September 30, 2007 and changes during the nine months then ended is presented in the tables that follow:

Liability Classified Awards

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Values of Restricted Stock Units
Nonvested at December 31, 2006	57,000	$38.65
Granted	—	—
Vested	57,000	38.65
Forfeited	—	—
Nonvested at September 30, 2007	—	$—

Equity Classified Awards

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Values of Restricted Stock Units
Nonvested at December 31, 2006	288,000	$51.40
Granted	137,000	74.09
Vested	—	—
Forfeited	35,000	54.96
Nonvested at September 30, 2007	390,000	$59.09

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

A summary of U.S. Cellular nonvested deferred compensation stock units at September 30, 2007 and changes during the nine months then ended is presented in the table below:

	Number of Stock Units	Weighted Average Grant-Date Fair Values of Stock Options
Nonvested at December 31, 2006	2,400	$51.39
Granted	2,600	70.55
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2007	5,000	$61.35

Employee Stock Purchase Plan—Under the 2003 Employee Stock Purchase Plan, eligible employees of U.S. Cellular and its subsidiaries may purchase a limited number of U.S. Cellular Common Shares on a quarterly basis. The per share cost to each participant is 85% of the market value of the Common Shares as of the issuance date. U.S. Cellular employees are also eligible to participate in the TDS employee stock purchase plan. The per share costs in the TDS plan are the same as those for the U.S. Cellular plan. U.S. Cellular issued 5,400 shares during the nine months ended September 30, 2007. No shares were issued during the nine months ended September 30, 2006.

Non-Employee Director Compensation Plan - Under the Non-Employee Director Compensation Plan, U.S. Cellular has reserved 3,100 Common Shares of U.S. Cellular for issuance as compensation to members of the board of directors who are not employees of U.S. Cellular or TDS. U.S. Cellular issued 700 shares during the nine months ended September 30, 2007 and 40 shares during the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2007 and 2006, U.S. Cellular recognized stock-based compensation costs of $3.2 million and $11.4 million and $5.7 million and $16.1 million, respectively. At September 30, 2007, unrecognized compensation cost for all U.S. Cellular stock-based compensation awards was $17.0 million. The unrecognized compensation cost for stock-based compensation awards at September 30, 2007 is expected to be recognized over a weighted average period of one year.

23.         Business Segment Information

Financial data for TDS’ business segments for the three and nine month periods ended or at September 30, 2007 and 2006 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

As of and for the Three Months Ended September 30, 2007

	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$1,015,834	$157,240	$58,972	$11,281	$(6,442)	$1,236,885
Cost of services and products	350,141	49,069	29,252	9,783	(1,615)	436,630
Selling, general and administrative expense	414,978	43,703	19,679	176	(4,465)	474,071
Operating income before depreciation, amortization and accretion (3)	250,715	64,468	10,041	1,322	(362)	326,184
Depreciation, amortization and accretion expense	149,776	32,641	5,833	703	2,742	191,695
Operating income (loss)	100,939	31,827	4,208	619	(3,104)	134,489
Other items:
Equity in earnings of unconsolidated entities	23,782	—	—	—	41	23,823
Fair value adjustment of derivative instruments	—	—	—	—	(54,824)	(54,824)
Gain on sale of investments	—	—	—	—	248,860	248,860
Marketable equity securities	16,133	—	—	—	1,785,953	1,802,086
Investment in unconsolidated entities	176,557	3,673	—	—	45,038	225,268
Total assets	5,589,454	1,717,315	145,377	29,156	2,406,606	9,887,908
Capital expenditures	$130,609	$23,457	$3,426	$1,139	$735	$159,366

As of and for the Three Months Ended September 30, 2006

	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$888,523	$162,242	$59,370	$7,434	$(5,499)	$1,112,070
Cost of services and products	305,864	48,275	31,662	5,463	(1,082)	390,182
Selling, general and administrative expense	358,392	46,251	21,855	1,321	(3,585)	424,234
Operating income before depreciation, amortization and accretion (3)	224,267	67,716	5,853	650	(832)	297,654
Depreciation, amortization and accretion expense	146,940	33,757	5,871	711	—	187,279
Operating income (loss)	77,327	33,959	(18)	(61)	(832)	110,375
Other items:
Equity in earnings of unconsolidated entities	23,483	—	—	—	597	24,080
Fair value adjustment of derivative instruments	(21,285)	—	—	—	55,904	34,619
Marketable equity securities	208,505	—	—	—	2,195,316	2,403,821
Investment in unconsolidated entities	197,817	3,623	—	—	42,409	243,849
Total assets	5,573,507	1,692,675	144,684	23,834	2,895,749	10,330,449
Capital expenditures	$152,771	$26,986	$4,552	$838	$1,169	$186,316

As of and for the Nine Months Ended September 30, 2007

	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$2,922,154	$473,935	$179,089	$32,544	$(21,446)	$3,586,276
Cost of services and products	999,528	148,883	88,402	26,244	(5,178)	1,257,879
Selling, general and administrative expense	1,141,803	129,622	62,687	3,474	(13,963)	1,323,623
Operating income before depreciation, amortization and accretion (3)	780,823	195,430	28,000	2,826	(2,305)	1,004,774
Depreciation, amortization and accretion expense	447,889	98,912	17,911	1,991	6,830	573,533
Operating income (loss)	332,934	96,518	10,089	835	(9,135)	431,241
Other items:
Equity in earnings of unconsolidated entities	69,860	—	—	—	1,534	71,394
Fair value adjustment of derivative instruments	(5,388)	—	—	—	(151,685)	(157,073)
Gain on sale of investments	131,686	—	—	—	255,094	386,780
Marketable equity securities	16,133	—	—	—	1,785,953	1,802,086
Investment in unconsolidated entities	176,557	3,673	—	—	45,038	225,268
Total assets	5,589,454	1,717,315	145,377	29,156	2,406,606	9,887,908
Capital expenditures	$377,399	$70,375	$10,766	$3,093	$3,162	$464,795

As of and for the Nine Months Ended September 30, 2006

	U.S.	TDS Telecom		Non- Reportable	Other Reconciling
	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$2,571,036	$485,228	$176,599	$23,372	$(16,401)	$3,239,834
Cost of services and products	886,469	141,833	93,481	16,717	(2,453)	1,136,047
Selling, general and administrative expense	1,028,865	137,436	67,005	4,570	(9,655)	1,228,221
Operating income before depreciation, amortization and accretion (3)	655,702	205,959	16,113	2,085	(4,293)	875,566
Depreciation, amortization and accretion expense	429,451	100,585	18,530	2,132	—	550,698
Operating income (loss)	226,251	105,374	(2,417)	(47)	(4,293)	324,868
Other items:
Equity in earnings of unconsolidated entities	64,923	—	—	—	1,453	66,376
Fair value adjustment of derivative instruments	(17,392)	—	—	—	40,273	22,881
Gain on sale of investments	—	91,418	—	—	—	91,418
Marketable equity securities	208,505	—	—	—	2,195,316	2,403,821
Investment in unconsolidated entities	197,817	3,623	—	—	42,409	243,849
Total assets	5,573,507	1,692,675	144,684	23,834	2,895,749	10,330,449
Capital expenditures	$421,378	$73,808	$11,576	$2,955	$6,893	$516,610

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

Other companies in the telecommunications industry may define operating cash flow in a different manner or present other varying financial measures, and, accordingly, TDS’ presentation may not be comparable to other similarly titled measures of other companies.

Operating cash flow should not be construed as an alternative to operating income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. TDS believes operating cash flow is useful to investors as a means to evaluate TDS’ operating performance prior to non-cash depreciation and amortization expense, and certain other non-cash charges. Although operating cash flow may be defined differently by other companies in the telecommunications industry, TDS believes that operating cash flow provides some commonality of measurement in analyzing operating performance of companies in the telecommunications industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Total operating income from reportable and other segments	$134,489	$110,375	$431,241	$324,868
Total investment and other income	185,951	11,338	316,019	171,654
Income before income taxes, minority interest and extraordinary item	$320,440	$121,713	$747,260	$496,522

24.         Subsequent Events

On October 25, 2007, U.S. Cellular entered into a third ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment banking firm, the shares were repurchased for $16.2 million or $96.52 per share. TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. In addition, the subsequent ASR purchase price adjustment may result in additional amounts being allocated to licenses, goodwill and customer lists at TDS. See Note 20 – Common Share Repurchase Program for additional information.

On October 19, 2007, TDS elected to deliver a substantial majority of the 2,362,976 Vodafone ADRs in settlement of the forward contracts relating to such Vodafone ADRs, with a loan value of $41.2 million, and to dispose of the remaining Vodafone ADRs in connection with such forward contracts. TDS will recognize an estimated pre-tax gain of $39.9 million in the fourth quarter reflecting the delivery of the Vodafone ADRs. Since ADRs were delivered in the settlement of the forward contract, TDS will incur an estimated current tax liability in the amount of $10.9 million in the fourth quarter at the time of the delivery. As a result, following such settlement and disposition, TDS no longer owns any Vodafone ADRs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

Telephone and Data Systems, Inc. (“TDS”- AMEX symbol: TDS and TDS.S) is a diversified telecommunications company providing high-quality telecommunications services to an aggregate of approximately 7.3 million wireless telephone customers and wireline telephone equivalent access lines. TDS conducts substantially all of its wireless telephone operations through its 80.7%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), its incumbent local exchange carrier and competitive local exchange carrier wireline telephone operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), and its printing and distribution operations through its 80%-owned subsidiary, Suttle Straus, Inc.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements included herein, and with its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2006.

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

U.S. Cellular offers wireless telephone service to approximately 6 million customers covering six market areas in 26 states as of September 30, 2007. U.S. Cellular owned, or had the right to acquire pursuant to certain agreements, interests in 253 wireless markets at September 30, 2007.

Operating highlights for U.S. Cellular in the first nine months of 2007 include the following:

•            Total customers increased 6% year-over-year to 6,067,000; net retail customer additions were 269,000, up 35% from the prior year;

•            The retail postpay churn rate was 1.4% per month. The total postpay churn rate per month, including reseller customers, was 1.7%;

•            Average monthly service revenue per customer increased 8% year-over-year to $50.66;

•            Cash flows from operating activities were $617.4 million, an increase of 24% year-over-year. During the period, U.S. Cellular paid off all outstanding balances under its revolving credit facility and, at September 30, 2007, had cash and cash equivalents totaling $182.0 million; and

•            Additions to property, plant and equipment totaled $377.4 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s office systems. Total cell sites in service increased 9% year-over-year to 6,255.

Service Revenues increased $338.6 million, or 14%, to $2,721.3 million in the nine months ended September 30, 2007 from $2,382.7 million in 2006. Revenues from data products and services increased 71% to $260.1 million in the nine months ended September 30, 2007 from $152.0 million in 2006 as customers continue to increase usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Service (SMS) and BlackBerry® handsets and service.

Operating Income increased $106.6 million, or 47%, to $332.9 million in the nine months ended September 30, 2007 from $226.3 million in 2006. The increase in Operating Income reflected both higher operating revenues and a higher operating income margin (as a percent of service revenues), which was 12.2% in the nine months ended September 30, 2007 compared to 9.5% in 2006.

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

•                  continued enhancements to its wireless networks; and

•                  uncertainty in future eligible telecommunications carrier (“ETC”) funding.

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

TDS Telecom increased its total equivalent access lines served by 1,700, or less than 1%, since September 30, 2006, ending the quarter with 1,206,700 equivalent access lines served. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

Operating revenues decreased $9.0 million, or 1%, to $648.6 million in the nine months ended September 30, 2007 from $657.6 million in 2006, reflecting lower incumbent local exchange carriers (“ILEC”) revenues partially offset by higher competitive local exchange carriers (“CLEC”) revenues.

Operating income increased $3.6 million, or 4%, to $106.6 million in the nine months ended September 30, 2007 from $103.0 million in the same period of 2006, primarily as a result of a decrease in CLEC expenses.

Incumbent and competitive local exchange carriers are faced with significant challenges, including growing competition from wireless and other wireline providers, changes in regulation and new technologies such as Voice over Internet Protocol. Despite these challenges, TDS Telecom has successfully increased equivalent access line levels in the first nine months of 2007 while maintaining excellent customer satisfaction.

See “TDS Telecom Operations.”

Cash Flows and Investments

At September 30, 2007, TDS and its subsidiaries had cash and cash equivalents totaling $1,320.0 million, available borrowing capacity of $1,296.4 million under its revolving credit facilities and an additional $75.0 million of bank lines of credit. Also, during the nine months ended September 30, 2007, TDS generated cash flows from operating activities of $773.2 million. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures. TDS continues to seek to maintain a strong balance sheet and an investment grade credit rating.

See “Financial Resources” and “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Operating Revenues increased $346.5 million, or 11%, to $3,586.3 million during the nine months ended September 30, 2007 from $3,239.8 million during the nine months ended September 30, 2006. U.S. Cellular’s operating revenues increased $351.2 million, or 14%, to $2,922.2 million in 2007 from $2,571.0 million in 2006 as customers served increased by 338,000, or 6%, since September 30, 2006, to 6,067,000. TDS Telecom’s operating revenues decreased $9.0 million, or 1%, to $648.6 million in 2007 from $657.6 million in 2006 reflecting lower ILEC revenues partially offset by higher CLEC revenues Equivalent access lines increased by 1,700 or less than 1%, since September 30, 2006, to 1,206,700.

Operating Expenses increased $240.0 million, or 8%, to $3,155.0 million in 2007 from $2,915.0 million in 2006 primarily reflecting growth in operations. U.S. Cellular’s operating expenses increased $244.4 million, or 10%, to $2,589.2 million in 2007 from $2,344.8 million in 2006 primarily reflecting costs associated with acquiring customers and serving and retaining its expanding customer base. TDS Telecom’s expenses decreased $12.8 million, or 2%, to $541.9 million in 2007 and from $554.7 million in 2006.

Operating Income increased $106.3 million, or 33%, to $431.2 million in 2007 from $324.9 million in 2006. The operating margin was 12.0% in 2007 and 10.0% in 2006 on a consolidated basis. U.S. Cellular’s operating income increased $106.6 million, or 47%, to $332.9 million from $226.3 million in 2006 and its operating margin, as a percentage of service revenues, increased to 12.2% in 2007 from 9.5% in 2006. TDS Telecom’s operating income increased $3.6 million, or 4%, to $106.6 million from $103.0 million in 2006 and its operating margin increased to 16.4% from 15.7% in 2006.

Investment and Other Income (Expense) primarily includes interest and dividend income, investment income, gains and losses on investments, fair value adjustment of derivative instruments and interest expense. Investment and other income (expense) totaled $316.0 million in 2007 and $171.7 million in 2006.

Equity in earnings of unconsolidated entities increased $5.0 million, or 8%, to $71.4 million in 2007 from $66.4 million in 2006. Equity in earnings of unconsolidated entities represents TDS’ share of net income from markets in which TDS or U.S. Cellular has minority interests that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership contributed $54.3 million and $46.5 million to equity in earnings of unconsolidated entities for the nine months ended September 30, 2007 and 2006, respectively.

Interest and dividend income increased $8.3 million to $182.7 million in 2007 from $174.4 million in 2006 primarily due to an $8.2 million increase in dividend income from Deutsche Telekom.

Interest expense decreased $14.4 million, or 8%, to $162.8 million in 2007 from $177.2 million in 2006. The decrease in interest expense in the nine months ended September 30, 2007 was primarily due to a decrease in interest related to TDS’ 7.0% senior notes that were paid off in the third quarter of 2006 ($8.2 million), a decrease in interest paid on forward contracts related to the settlement of various prepaid forward contracts ($3.0 million) and a decrease in interest related to U.S. Cellular’s revolving credit facility ($2.6 million).

Fair value adjustments of derivative instruments totaled a loss of $157.1 million in 2007 and a gain of $22.9 million in 2006. Fair value adjustments of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. Accounting for the embedded collars as derivative instruments not designated as a hedge results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities results in changes in the fair value of the embedded collars being recorded in the Consolidated Statement of Operations. Also included in the fair value adjustments of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge, which totaled an immaterial amount for the comparable periods in 2007 and 2006.

Gain on sale of investments totaled a gain of $386.8 million in 2007 and $91.4 million in 2006. The gain in 2007 consists of the $386.8 million gain recorded on the delivery of the Vodafone ADRs, VeriSign Common Shares and a portion of the Deutsche Telekom ordinary shares to settle the related prepaid forward contracts and the sale of the remaining Vodafone ADRs, VeriSign Common Shares and Deutsche Telekom ordinary shares related to the settled forward contracts. The gain in 2006 was primarily due to the $90.3 million gain at TDS Telecom from its remittance of Rural Telephone Bank (“RTB”) shares. See Note 6 – Gain on Sale of Investments.

Income Tax Expense increased $98.6 million to $283.8 million in 2007 from $185.2 million in 2006 primarily due to the increase in pre-tax income. The overall effective tax rates on income before income taxes and minority interest for the nine months ended September 30, 2007 and 2006 were 38.0% and 37.3%, respectively. For further analysis and discussion of TDS’ effective tax rates in 2007 and 2006, see Note 7 – Income Taxes.

Minority Share of Income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of U.S. Cellular’s subsidiaries’ net income or loss and other minority interests.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(55,001)	$(23,602)
Minority Shareholders’ or Partners’	(8,731)	(9,552)
	(63,732)	(33,154)
Other	(75)	(127)
	$(63,807)	$(33,281)

Extraordinary item, representing a gain of $42.8 million, net of tax, was recorded in the third quarter of 2007. Historically, TDS Telecom’s ILEC operations followed the accounting for regulated enterprises prescribed by FASB Statements of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the TDS incumbent local exchange carriers.

TDS Telecom has regularly monitored the appropriateness of the application of SFAS 71. Recent changes in TDS Telecom’s business environment have caused competitive forces to surpass regulatory forces such that TDS Telecom has concluded that it is no longer reasonable to assume that rates set at levels that will recover the enterprise’s cost can be charged to its customers.

TDS Telecom has experienced increasing access line losses due to increasing levels of competition across all of the ILEC service areas. Competition has intensified in 2007 from cable and wireless operators who have extended their investment beyond major markets to enable a broader range of voice and data services that compete directly with TDS Telecom’s service offerings. These alternative telecommunications providers have transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions. Consequently, TDS Telecom has had to alter its strategy to compete in its markets. Specifically, in the third quarter of 2007, TDS Telecom initiated an aggressive program of service bundling and deep discounting and has made the decision to voluntarily exit certain revenue pools administered by the FCC-supervised National Exchange Carrier Association in order to achieve additional pricing flexibility to meet competitive pressures.

Based on these material factors impacting its operations, management determined in the third quarter of 2007 that it is no longer appropriate to continue the application of SFAS 71 for reporting its financial results. Accordingly, TDS Telecom recorded a non-cash extraordinary gain of $42.8 million, net of taxes of $27.0 million, upon discontinuance of the provisions of SFAS 71, as required by the provisions of FASB Statements of Financial Accounting Standard No. 101, Regulated Enterprises – Accounting for the Discontinuation of the Application of Financial Accounting Standards Board (“FASB”) Statement No. 71 (“SFAS 101”). TDS Telecom does not expect operating results in the future to be materially impacted by the decision to discontinue the application of SFAS 71.

In conjunction with the discontinuance of SFAS 71, TDS Telecom has assessed the useful lives of fixed assets and determined that the impact of any changes were not material.

Net Income Available to Common totaled $442.4 million, or $3.69 per diluted share, in 2007 and $277.8 million, or $2.38 per diluted share, in 2006.

U.S. CELLULAR OPERATIONS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 80.7%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States. Growth in the customer base is the primary reason for the change in U.S. Cellular’s results of operations in 2007 compared with 2006. The number of customers increased 6% to 6,067,000 at September 30, 2007, from 5,729,000 at September 30, 2006, due to customer additions from its marketing channels and acquisition, divestiture and exchange activities.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

	2007	2006
As of September 30, (1a)
Total market population (2)	81,841,000	55,543,000
Customers (3)	6,067,000	5,729,000
Market penetration (4)	7.41%	10.3%
Total full-time equivalent employees	7,634	7,571
Cell sites in service	6,255	5,726
For the Nine Months Ended September 30, (1b)
Net customer additions (5)	246,000	224,000
Net retail customer additions (5)	269,000	200,000
Average monthly service revenue per customer (6)	$50.66	$46.92
Retail postpay churn rate per month (7)	1.4%	1.6%
Total postpay churn rate per month (7)	1.7%	1.5%
Sales and marketing cost per gross customer addition (8)	$468	$467

(1a)   Amounts in 2007 include information related to all markets included in U.S. Cellular’s consolidated operations as of September 30, 2007. Such markets include; (i) the market acquired during February 2007 from February 1 through September 30, 2007; and (ii) the markets related to the 17 licenses granted to Barat Wireless by the FCC in April 2007 which are incremental to U.S. Cellular’s currently owned or acquirable markets from April 30, 2007 through September 30, 2007. Amounts in 2006 include information related to all markets included in U.S. Cellular’s consolidated operations as of September 30, 2006. Such markets include: (i) the 11 markets granted to Carroll Wireless by the FCC in January 2006 for the period January 6 through September 30, 2006; and (ii) the additional market interest acquired during April 2006 for the period April 1, 2006 through September 30, 2006.

(1b)   Amounts in 2007 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2007 through September 30, 2007. The market acquired in February 2007 is included for the period February 1, 2007 through September 30, 2007. Amounts in 2006 include results from all markets included in U.S. Cellular’s consolidated operations for the period January 1, 2006 through September 30, 2006. The 11 markets granted to Carroll Wireless by the FCC in January 2006 are included for the period January 6 through September 30, 2006. The additional market interest acquired during April 2006 is included for the period April 1, 2006 through September 30, 2006.

(2)     Represents 100% of the population of the markets in which U.S. Cellular had a controlling financial interest for financial reporting purposes as of September 30 of each respective year.

(3)     U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2007	2006
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,199,000	4,818,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”) *	567,000	602,000
Total postpay customers	5,766,000	5,420,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	301,000	309,000
Total customers	6,067,000	5,729,000

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

(6)     Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2007	2006

Service Revenues per Consolidated Statements of Operations	$2,721,341	$2,382,747

Divided by average customers during period (000s) *	5,969	5,642

Divided by number of months in each period	9	9

Average monthly service revenue per customer	$50.66	$46.92

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

Total reseller disconnects totaled 229,000 for the nine months ended September 30, 2007. On a comparable basis, total reseller disconnects for the nine months ended September 30, 2006 were estimated to be 305,000, versus the previously reported total of 57,000. The total postpay churn rate per month for the nine months ended September 30, 2007 was 1.7%. On a comparable basis, the total postpay churn rate per month for the nine months ended September 30, 2006 was estimated to be 2.0%, versus the previously reported figure of 1.5%.

(8)     Sales and marketing cost per gross customer addition for 2007 and for 2006 is not comparable as a result of the change in U.S. Cellular’s operating practices with the reseller as discussed in footnote (7) above. For a discussion of the components of this calculation, see “Operating expenses – Selling, general and administrative expenses”, below. Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $554 compared to $503 in 2006.

Operating Revenues increased $351.2 million, or 14%, to $2,922.2 million in 2007 from $2,571.0 million in 2006.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Retail service	$2,357,998	$2,091,231
Inbound roaming	150,195	117,895
Long-distance and other service revenues	213,148	173,621
Service Revenues	2,721,341	2,382,747
Equipment sales	200,813	188,289
	$2,922,154	$2,571,036

Service revenues increased $338.6 million, or 14%, to $2,721.3 million in 2007 from $2,382.7 million in 2006. Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on U.S. Cellular’s systems; and (iv) amounts received from the Federal Universal Service Fund (“USF”). The increase in service revenues in 2007 was primarily due to the following factors:

•      a 6% growth in the average customer base; and

•      an 8% increase in monthly service revenue per customer, which averaged $50.66 in the first nine months of 2007 and $46.92 in the first nine months of 2006.

Retail service revenues increased $266.8 million, or 13%, to $2,358.0 million in 2007 from $2,091.2 million in 2006. Growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer, driven by growth in revenues from data services and higher regulatory fees such as universal service fund contributions which are billed to customers, were the primary reasons for the increase in retail service revenue. Average monthly retail service revenue per customer increased 7% to $43.89 in 2007 from $41.18 in 2006.

U.S. Cellular’s average customer base increased 6% in 2007, primarily driven by the 332,000 net new customer additions that U.S. Cellular generated from its marketing (including reseller) distribution channels over the past twelve months. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that its customer base will increase during 2007 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broader line of handsets and other products, improvements in distribution and growth in customers in newer markets. However, the level of growth in the customer base for 2007 will depend upon U.S. Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See Operating Income, below, for U.S. Cellular’s estimate of net retail customer additions for the full year.

Monthly retail minutes of use per customer increased to 843 in 2007 from 691 in 2006, primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly minutes of use was offset by a decrease in average revenue per minute of use. The decrease in average revenue per minute of use reflects the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $260.1 million in 2007 compared to $152.0 million in 2006 and representing 10% of total service revenues, compared to 6% of total service revenues in the prior year. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ continued increasing acceptance and usage of U.S. Cellular’s easyedgeSM products and offerings such as Short Messaging Services (“SMS”) and BlackBerry® handsets and service.

Inbound roaming revenues increased $32.3 million, or 27%, to $150.2 million in 2007 from $117.9 million in 2006. The increase in revenues was related primarily to an increase in roaming minutes of use, partially offset by a decrease in revenue per roaming minute of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry and an increase in inbound traffic from other wireless carriers. The decline in revenue per minute of use is primarily due to the general downward trend in negotiated rates, and the changing mix of traffic from various carriers with different negotiated rates.

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

Long-distance and other service revenues increased $39.5 million, or 23%, to $213.1 million in 2007 from $173.6 million in 2006. The increase reflected a $15.9 million increase in long-distance revenues and a $23.6 million increase in other revenues. The increase in long-distance revenues was driven by an increase in the volume of long-distance calls billed both to U.S. Cellular’s customers and to other wireless carriers whose customers used U.S. Cellular’s systems to make long-distance calls. The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. At September 30, 2007 and 2006, U.S. Cellular was eligible to receive ETC funds in nine and seven states, respectively.

Equipment sales revenues increased $12.5 million, or 7%, to $200.8 million in 2007 from $188.3 million in 2006. Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets to agents. All equipment sales revenues are recorded net of anticipated rebates.

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

The increase in equipment sales revenues in 2007 was driven by increases in both the number of handsets sold and the average revenue per handset sold. The number of handsets sold increased 4% year-over-year, and the average revenue per handset sold increased 3% in 2007 primarily reflecting a continued shift to the sale of more expensive handsets with expanded capabilities.

Operating Expenses increased $244.4 million, or 10%, to $2,589.2 million in 2007 from $2,344.8 million in 2006. The major components of operating expenses are shown in the table below.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$529,172	$468,980
Cost of equipment sold	470,356	417,489
Selling, general and administrative	1,141,803	1,028,865
Depreciation, amortization and accretion	447,889	429,451
	$2,589,220	$2,344,785

System operations expenses (excluding depreciation, amortization and accretion) increased $60.2 million, or 13%, to $529.2 million in 2007 from $469.0 million in 2006. System operations expenses include charges from landline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the landline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers.

Key components of the increase in total system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $22.5 million, or 12%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,255 and 5,726 as of September 30, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $21.5 million, or 21%, due to an increase in roaming minutes of use partially offset by a reduction in cost per minute which resulted from a reduction in negotiated roaming rates; and

•                  the cost of network usage for U.S. Cellular’s systems increased $16.2 million, or 9%, as total minutes used on U.S. Cellular’s systems increased 28% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Management expects total system operations expenses to increase over the next few years, driven by the following factors:

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

Cost of equipment sold increased $52.9 million, or 13%, to $470.4 million in 2007 from $417.5 million in 2006. The increase was driven by an increase in the number of handsets sold and the change in mix of handsets being sold, as discussed above.

Selling, general and administrative expenses increased $112.9 million, or 11%, to $1,141.8 million in 2007 from $1,028.9 million in 2006. Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and offices; agent commissions and related expenses; corporate marketing, merchandise management and telesales department salaries and expenses; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2007 is primarily due to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $42.2 million, or 70%, increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes (most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers) due to both an increase in the contribution rate and an increase in service revenues;

•                  a $36.5 million, or 12%, increase in expenses related to compensation of agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  an $11.3 million, or 27%, increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects;

•                  a $9.3 million, or 2%, increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices;

•                  a $6.9 million, or 27%, increase in non-income tax expenses primarily due to both an increase in property taxes due to the increase in the number of cell sites and an increase in an accrual related to settling disputes with various municipalities and St. Louis County in Missouri over business license taxes imposed on “telephone” service. U.S. Cellular settled this matter in October 2007; and

•                  a $3.9 million, or 3%, increase in advertising expenses primarily due to an increase in media purchases.

The above increases were partially offset by a gain on sale of assets of $5.0 million in 2007, related to an agreement entered into during December 2006 to sell accounts receivable written off during previous years. See “Liquidity and Capital Resources” for additional information regarding the sale.

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

Sales and marketing cost per gross customer addition was $468 in 2007 compared to $467 in 2006. As discussed in footnotes (4) and (5) in the table below, there was a change in the reporting of reseller gross customer additions during 2007. Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $554 compared to $503 in 2006. The increase was primarily due to increased sales employee and agent expenses as discussed above as well as higher losses on sales of handsets.

Below is a summary of sales and marketing cost per gross customer addition for each period:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$487,769	$448,315
Cost of equipment sold to new customers (2)	351,451	297,533
Less equipment sales revenue from new customers (3)	(219,551)	(211,167)
Total costs	619,669	534,681
Gross customer additions (000s) (4)	1,324	1,146
Sales and marketing cost per gross customer addition (5)	$468	$467

(1)   Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$1,141,803	$1,028,865
Less expenses related to serving and retaining customers	(654,034)	(580,550)
Selling, general and administrative expenses related to the acquisition of new customers	$487,769	$448,315

(2)   Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$470,356	$417,489
Less cost of equipment sold related to the retention of current customers	(118,905)	(119,956)
Cost of equipment sold to new customers	$351,451	$297,533

(3)   Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$200,813	$188,289
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(31,897)	(40,398)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	50,635	63,276
Equipment sales revenues from new customers	$219,551	$211,167

(4)   Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented, including customers added through a third party reseller. Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports all reseller customer activations as gross additions in the period in which such reseller customer activations occur. Previously, only net customer activations as reported by the reseller were counted in the number of gross additions; this previous practice reflected the fact that certain reseller customer activations involved the reseller’s reuse of telephone numbers that had not been disconnected from U.S. Cellular’s network at the time of an earlier reseller customer disconnect. Reseller gross customer additions for the nine months ended September 30, 2007 totaled 206,000. On a comparable basis, reseller gross customer additions for the nine months ended September 30, 2006 were estimated to be 329,000, versus the previously reported total of 82,000.

(5)   Sales and marketing cost per gross customer addition for 2007 and for 2006 is not comparable as a result of the change in operating practices with the reseller (see footnote (4) above). Excluding the impact of reseller gross customer additions, sales and marketing costs per gross customer addition for 2007 was $554 compared to $503 for 2006.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased to $14.74 in 2007 from $14.25 in 2006, primarily due to the increase in employee-related expenses associated with serving and retaining customers and an increase in expense related to the federal universal service fund contributions and other regulatory fees and taxes.

Management uses the monthly general and administrative expenses per customer measurement to assess the cost of serving and retaining its customers on a per unit basis. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses, as reported	$1,141,803	$1,028,865
Less selling, general and administrative expenses related to the acquisition of new customers	(487,769)	(448,315)
Add cost of equipment sold related to the retention of current customers	118,905	119,956
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(31,897)	(40,398)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	50,635	63,276
Net cost of serving and retaining customers	$791,677	$723,384
Divided by average customers during period (000s) (2)	5,969	5,642
Divided by nine months in each period	9	9
Average monthly general and administrative expenses per customer	$14.74	$14.25

(1)   These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes above.

(2)   The calculation of “Average customers during the period” is set forth in footnote 6 of the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $18.4 million, or 4%, to $447.9 million in 2007 from $429.5 million in 2006.

Depreciation expense increased $34.2 million, or 9%, to $416.7 million in 2007 from $382.5 million in 2006. The majority of the increase reflects a higher average fixed assets balance, which increased 10% for the period from January 1 through September 30, 2007 as compared to the same period in the prior year. The increase in fixed assets in 2007 resulted from the following factors:

•      the addition of 529 cell sites to U.S. Cellular’s network since September 30, 2006; and

•      the addition of radio channels and switching capacity to U.S. Cellular’s network to accommodate increased usage.

See “Financial Resources” and “Liquidity and Capital Resources” for further information regarding capital expenditures.

In 2007, depreciation expense included charges of $7.8 million related to disposals of assets, trade-ins of older assets for replacement assets and write-offs of TDMA equipment upon disposal or consignment for future sale. In 2006, depreciation expense included charges of $12.2 million related to such disposals, trade-ins and write-offs.

Amortization and accretion expense decreased $19.9 million in 2007 primarily due to the billing system becoming fully amortized in 2006 and a decrease in customer list amortization.

Loss on impairment of intangible assets totaled $4.0 million in 2007. In accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), U.S. Cellular performed the annual impairment test for its investment in licenses in the second quarter of 2007. In accordance with SFAS 142, the Company performs the annual impairment tests of licenses at the unit of accounting level. U.S. Cellular’s license impairments in 2007 were $2.1 million and related to two of its six units of accounting in which operations have not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting. The 2006 annual testing resulted in no impairments.

U.S. Cellular performed an impairment test for its customer lists in the third quarter of 2007. Certain customer lists were identified as impaired, resulting in a $1.9 million charge. No customer lists were impaired in 2006.

Operating Income

Operating income increased $106.6 million, or 47%, to $332.9 million in 2007 from $226.3 million in 2006. Operating income margin (as a percent of service revenues) was 12.2% in 2007 and 9.5% in 2006.

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

The following are U.S. Cellular’s estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses; operating income; and net retail customer additions. The following estimates were updated by U.S. Cellular on November 6, 2007, and continue to represent U.S. Cellular’s estimates as of the date of the filing of this Form 10-Q . Such forward-looking information should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Service revenues	$3.6 - $3.7 billion	$3.2 billion
Depreciation, amortization and accretion expenses	Approx. $600 million	$575.1 million
Operating income	$410 - $460 million	$289.9 million
Net retail customer additions	375,000 – 425,000	297,000

TDS TELECOM OPERATIONS

TDS operates its wireline telephone operations through TDS Telecom, a wholly owned subsidiary. Total equivalent access lines served by TDS Telecom increased by 1,700 or less than 1%, since September 30, 2006 to 1,206,700. An equivalent access line is derived by converting a high-capacity data line to an estimated equivalent number, in terms of capacity, of switched access lines.

TDS Telecom’s incumbent local exchange carrier subsidiaries served 763,000 equivalent access lines at September 30, 2007, a 1% (10,900 equivalent access lines) increase from 752,100 equivalent access lines at September 30, 2006.

TDS Telecom’s competitive local exchange carrier subsidiary served 443,700 equivalent access lines at September 30, 2007, a 2% (9,200 equivalent access lines) decrease from 452,900 equivalent access lines served at September 30, 2006.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Operating revenues	$473,935	$485,228
Operating expenses	377,417	379,854
Operating income	96,518	105,374

Competitive Local Exchange Carrier Operations
Operating revenues	179,089	176,599
Operating expenses	169,000	179,016
Operating income (Loss)	10,089	(2,417)

Intercompany revenue elimination	(4,469)	(4,186)
Intercompany expense elimination	(4,469)	(4,186)

TDS Telecom Operating income	$106,607	$102,957

Operating Income increased $3.6 million, or 4%, to $106.6 million in 2007 from $103.0 million in 2006.

The following are estimates of full-year 2007 service revenues; depreciation, amortization and accretion expenses and operating income. The following estimates were updated by TDS Telecom on November 6, 2007 and continue to represent TDS Telecom’s views as of the filing of this Form 10-Q. Such forward-looking statements should not be assumed to be accurate as of any future date. TDS Telecom undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

	2007 Estimated Results	2006 Actual Results
Incumbent Local Exchange Carrier and Competitive Local Exchange Carrier Operations:
Operating revenues	$850 - $880 million	$875.9 million
Operating income	$130 - $150 million	$128.9 million
Depreciation, amortization and accretion expenses	Approx. $155 million	$159.6 million

Incumbent Local Exchange Carrier Operations

In the third quarter of 2007 TDS Telecom determined that it is no longer appropriate to continue the application of SFAS 71 for reporting its financial results. See Footnote 8 – Extraordinary Item – Discontinuance of the Application of Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation. TDS Telecom does not expect operating results in the future to be materially impacted by the decision to discontinue the application of SFAS 71.

Operating Revenues decreased $11.3 million, or 2%, to $473.9 million in the nine months ended September 30, 2007 from $485.2 million in 2006.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Local service	$147,259	$151,058
Network access and long distance	250,280	266,994
Miscellaneous	76,396	67,176
	$473,935	$485,228

Local service revenues decreased $3.8 million, or 3%, to $147.3 million in 2007 from $151.1 million in 2006. Voice service revenue decreases from access line losses outpaced increases in advanced calling services and interconnection revenues. Physical access lines decreased 4.4%, of which 21.0% was due to the loss of second lines, significantly affected by digital subscriber line (“DSL”) substitution.

Network access and long distance revenues decreased $16.7 million, or 6%, to $250.3 million in 2007 from $267.0 million in 2006. Revenues generated from network usage, including compensation from state and national revenue pools, decreased $17.3 million, primarily due to exiting the national revenue pool for DSL, a 13.3% decrease in access minutes of use from the first nine months of last year and a lower rate of return from the national revenue pools. Revenues from long distance service increased $0.6 million in 2007 primarily due to an increased number of long distance customers. As of September 30, 2007, TDS Telecom incumbent local exchange carrier operations were providing long-distance service to 346,400 customers compared to 335,100 customers at September 30, 2006.

Miscellaneous revenues increased $9.2 million, or 14%, to $76.4 million in 2007 from $67.2 million in 2006. Revenues from digital subscriber lines increased $10.2 million, but were offset by decreases in dial-up Internet and other non-regulated services revenues. As of September 30, 2007, TDS Telecom incumbent local exchange carrier operations were providing digital subscriber line service and dial-up Internet service to 135,500 and 61,300 customers, respectively, as compared to 94,100 digital subscriber line service customers and 82,200 dial-up Internet service customers as of September 30, 2006.

Operating Expenses decreased by $2.5 million, or less than 1%, to $377.4 million in 2007 from $379.9 million in 2006, reflecting declines in selling, general and administrative expenses as well as lower depreciation, amortization and accretion expenses. These decreases were partially offset by an increase in cost of services and products.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cost of services and products (excluding depreciation, amortization and accretion included below)	$148,883	$141,833
Selling, general and administrative expense	129,622	137,436
Depreciation, amortization and accretion	98,912	100,585
	$377,417	$379,854

Cost of services and products increased $7.1 million or 5%, to $148.9 million in 2007 from $141.8 million in 2006. The increase was driven in part by increased labor and benefit charges.

Selling, general and administrative expenses decreased $7.8 million, or 6%, to $129.6 million in 2007 from $137.4 million in 2006 primarily due to cost savings associated with a corporate realignment.

Depreciation, amortization and accretion expenses decreased $1.7 million, or 2%, to $98.9 million in 2007 from $100.6 million in 2006.

Operating Income decreased $8.9 million, or 8%, to $96.5 million in 2007 from $105.4 million in 2006 primarily as a result of the decrease in revenues which were partially offset by decreased expenses from cost containment initiatives.

Competitive Local Exchange Carrier Operations

Operating Revenues increased $2.5 million, or 1%, to $179.1 million in the nine months ended September 30, 2007 from $176.6 million in 2006.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Operating revenues	$179,089	$176,599

Retail revenues increased $1.2 million, or 1% to $162.3 million in 2007 from $161.1 million in 2006, primarily due to commercial customer growth partially offset by a declining residential customer base. Average revenue per customer has increased relative to last year due to the changing mix of commercial and residential customers and also due to less discounting on residential products and growth in higher value commercial products.

Wholesale revenues, which represent charges to other carriers, increased $1.3 million, or 8% to $16.8 million in 2007 from $15.5 million in 2006 primarily due to a decrease in revenue disputes with interexchange carriers in 2007.

Operating Expenses decreased $10.0 million, or 6%, to $169.0 million in 2007 from $179.0 million in 2006.

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cost of services and products (excluding depreciation, amortization and accretion included below)	$88,402	$93,481
Selling, general and administrative expense	62,687	67,005
Depreciation, amortization and accretion	17,911	18,530
	$169,000	$179,016

Cost of services and products decreased $5.1 million, or 5%, to $88.4 million in 2007 from $93.5 million in 2006 primarily due to change in mix of customers and products and more favorable pricing received on certain services purchased. These declines were partially offset by a settlement with an interexchange carrier, which reduced costs by $2.9 million in the first quarter of 2006.

Selling, general and administrative expenses decreased $4.3 million, or 6%, to $62.7 million in 2007 from $67.0 million in 2006 primarily due to a 10% decrease in number of employees, partially offset by wage increases. Expenses were also impacted by a decrease in advertising expense related to reduced marketing costs to residential customers and a decrease in retail and carrier bad debt expense.

Depreciation, amortization and accretion expenses decreased $0.6 million, or 3%, to $17.9 million in 2007 from $18.5 million in 2006 as a result of decreases in depreciation on certain assets that have become fully depreciated.

Operating Income increased $12.5 million to an operating income of $10.1 million in 2007 from an operating loss of $2.4 million in 2006, reflecting the increase in operating revenues and the decrease in operating expenses.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Operating Revenues increased $124.8 million, or 11%, to $1,236.9 million during the third quarter of 2007 from $1,112.1 million in 2006.

U.S. Cellular Operating Revenues

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Retail service	$814,948	$715,896
Inbound roaming	60,843	43,806
Long-distance and other service revenues	78,749	62,118
Service Revenues	954,540	821,820
Equipment sales	61,294	66,703
	$1,015,834	$888,523

Service revenues increased $132.7 million, or 16%, to $954.5 million in 2007 from $821.8 million in 2006. The increase in service revenues in 2007 was primarily due to the following factors:

•                  a 6% growth in the average customer base; and

•                  a 10% increase in monthly service revenue per customer, which averaged $52.71 in the third quarter of 2007 and $47.93 in the third quarter of 2006.

Retail service revenues increased $99.0 million, or 14%, to $814.9 million in the third quarter of 2007 from $715.9 million in the third quarter of 2006, primarily due to growth in U.S. Cellular’s customer base (6%) and average monthly retail service revenues per customer (8%). Average monthly retail service revenue per customer increased to $45.00 in 2007 from $41.75 in 2006, reflecting an increase in monthly retail minutes of use per customer, to 887 in 2007 from 725 in 2006, partially offset by a decrease in average revenue per minute of use. Other factors in the increase included higher revenues from data services and higher regulatory fees such as universal service fund contributions which are billed to customers.

Inbound roaming revenues increased $17.0 million, or 39%, to $60.8 million in the third quarter of 2007 from $43.8 million in the third quarter of 2006. The increase in revenues was related primarily to an increase in inbound roaming minutes of use.

Long-distance and other service revenues increased $16.6 million, or 27%, to $78.7 million in the third quarter of 2007 from $62.1 million in the third quarter of 2006. The increase primarily reflected a $5.3 million increase in long-distance revenues and a $10.8 million increase in the amount of ETC funds received from the USF.

Equipment sales revenues decreased $5.4 million, or 8%, to $61.3 million in the third quarter of 2007 from $66.7 million in the third quarter of 2006. The decrease in equipment sales revenues in 2007 was driven primarily by a decrease in average revenue per handset sold. Average revenue per handset sold decreased 16% in 2007 while the number of handsets sold increased 9% year-over-year.

TDS Telecom Operating Revenues

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations
Local service	$48,876	$50,327
Network access and long distance	79,522	89,016
Miscellaneous	28,842	22,899
	$157,240	$162,242
Competitive Local Exchange Carrier Operations	58,972	59,370
Intercompany revenue elimination	(1,580)	(1,264)
TDS Telecom Operating revenues	$214,632	$220,348

TDS Telecom operating revenues decreased $5.7 million, or 3%, to $214.6 million during the third quarter of 2007 from $220.3 million in 2006. Incumbent local exchange carrier revenues decreased $5.0 million, or 3%, primarily due to lower average network access rates and a decline in dial-up Internet customers, partially offset by an increase in digital subscriber lines and long distance customers. Competitive local exchange carrier revenues decreased $0.4 million, or less than 1%, due to a decline in residential revenues related to a declining residential customer base, partially offset by growth in wholesale revenues related to a decrease in billing disputes with interexchange carriers and growth in commercial revenue per customer.

Operating Expenses increased $100.7 million, or 10%, to $1,102.4 million during the third quarter of 2007 from $1,001.7 million in 2006 for reasons generally the same as the first nine months.

U.S. Cellular Operating Expenses

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
System operations (excluding depreciation, amortization and accretion included below)	$185,479	$165,107
Cost of equipment sold	164,662	140,757
Selling, general and administrative	414,978	358,392
Depreciation, amortization and accretion	149,776	146,940
	$914,895	$811,196

System operations expenses (excluding depreciation, amortization and accretion) increased $20.4 million, or 12%, to $185.5 million in the third quarter of 2007 from $165.1 million in the third quarter of 2006.

Key components of the increase in total system operations expenses were as follows:

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $9.3 million, or 25%, due to an increase in outbound roaming minutes of use;

•                  maintenance, utility and cell site expenses increased $7.9 million, or 12%, in 2007, primarily driven by increases in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 6,255 and 5,726 as of September 30, 2007 and 2006, respectively, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations; and

•                  the cost of network usage for U.S. Cellular’s systems increased $3.2 million, or 5%, as total minutes used on U.S. Cellular’s systems increased 30% in 2007 primarily driven by migration to pricing plans with a larger number of packaged minutes, largely offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Cost of equipment sold increased $23.9 million, or 17%, to $164.7 million in the third quarter of 2007 from $140.8 million in the third quarter of 2006. The increase was due to increases in the number of handsets sold (9%) and in the cost per handset sold (8%), reflecting a change in mix.

Selling, general and administrative expenses increased $56.6 million, or 16%, to $415.0 million in the third quarter of 2007 from $358.4 million in the third quarter of 2006. The increase reflects higher expenses associated with acquiring, serving and retaining customers, driven in part by the increase in U.S. Cellular’s customer base. Key components of the increase in selling, general and administrative expenses were as follows:

•                  a $16.7 million, or 81%, increase in expenses related to federal universal service fund contributions and other regulatory fees and taxes (most of the expenses related to universal service fund contributions are offset by increases in retail service revenues for amounts passed through to customers) due to both an increase in the contribution rate and an increase in service revenues;

•                  a $13.3 million, or 13%, increase in expenses related to agents and sales employees to support growth in customers and revenues in recently acquired and existing markets;

•                  a $7.4 million, or 5%, increase in expenses primarily related to the operations of U.S. Cellular’s regional support offices;

•                  a $7.8 million, or 14%, increase in advertising expenses due to an increase in media purchases;

•                  a $4.9 million, or 35%, increase in consulting and outsourcing costs as U.S. Cellular increased its use of third parties to perform certain functions and participate in certain projects; and

•                  a $4.7 million, or 56%, increase in non-income tax expenses primarily due to an increase in an accrual related to settling disputes with various municipalities and St. Louis County in Missouri over business license taxes imposed on “telephone” service. U.S. Cellular settled this matter in October 2007.

Sales and marketing cost per gross customer addition was $502 in the third quarter of 2007 compared to $496 in 2006. As discussed in footnotes (4) and (5) in the table below, there was a change in the reporting of reseller gross customer additions during 2007. Excluding the impact of reseller gross customer additions, sales and marketing cost per gross customer addition in 2007 was $601 compared to $514 in 2006. The increase was primarily due to increased sales employee and agent expenses as discussed above as well as higher losses on sales of handsets. Below is a summary of sales and marketing cost per gross customer addition for each period.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost:
Selling, general and administrative expenses related to the acquisition of new customers (1)	$174,871	$154,079
Cost of equipment sold to new customers (2)	121,375	101,409
Less equipment sales revenue from new customers (3)	(71,912)	(74,442)
Total costs	$224,334	$181,046
Gross customer additions (000s) (4)	447	365
Sales and marketing cost per gross customer addition (5)	$502	$496

(1)          Selling, general and administrative expenses related to the acquisition of new customers is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Selling, general and administrative expenses, as reported	$414,978	$358,392
Less expenses related to serving and retaining customers	(240,107)	(204,313)
Selling, general and administrative expenses related to the acquisition of new customers	$174,871	$154,079

(2)          Cost of equipment sold to new customers is reconciled to cost of equipment sold as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Cost of equipment sold as reported	$164,662	$140,757
Less cost of equipment sold related to the retention of current customers	(43,287)	(39,348)
Cost of equipment sold to new customers	$121,375	$101,409

(3)          Equipment sales revenue from new customers is reconciled to equipment sales revenues as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Equipment sales revenue as reported	$61,294	$66,703
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(10,518)	(13,530)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	21,136	21,269
Equipment sales revenues from new customers	$71,912	$74,442

(4)          Gross customer additions represent customers added to U.S. Cellular’s customer base through its marketing distribution channels during the respective periods presented, including customers added through a third party reseller. Effective for 2007, consistent with a change in U.S. Cellular’s operating practices with its reseller, U.S. Cellular reports all reseller customer activations as gross additions in the period in which such reseller customer activations occur. Previously, only net customer activations as reported by the reseller were counted in the number of gross additions; this previous practice reflected the fact that certain reseller customer activations involved the reseller’s reuse of telephone numbers that had not been disconnected from U.S. Cellular’s network at the time of an earlier reseller customer disconnect. Reseller gross customer additions for the three months ended September 30, 2007 totaled 73,000. On a comparable basis, reseller gross customer additions for the three months ended September 30, 2006 were estimated to be 92,000, versus the previously reported total of 12,000.

(5)          Sales and marketing cost per gross customer addition for the third quarter of 2007 and for the third quarter of 2006 is not comparable as a result of the change in operating practices with the reseller (see footnote (4) above). Excluding the impact of reseller gross customer additions, sales and marketing costs per gross customer addition for the third quarter of 2007 was $601 compared to $514 for the third quarter of 2006.

Monthly general and administrative expenses per customer, including the net costs related to the renewal or upgrade of service contracts of existing U.S. Cellular customers (“net customer retention costs”), increased 11% to $16.24 in the third quarter of 2007 from $14.66 primarily due to the increase in expenses related to the federal universal service fund contributions and other regulatory fees and taxes, an increase in consulting and outsourcing expenses, an increase in non-income taxes and the increase in employee-related expenses associated with serving and retaining customers. This measurement is reconciled to total selling, general and administrative expenses as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per customer amounts)
Components of cost (1)
Selling, general and administrative expenses as reported	$414,978	$358,392
Less selling, general and administrative expenses related to the acquisition of new customers	(174,871)	(154,079)
Add cost of equipment sold related to the retention of current customers	43,287	39,348
Less equipment sales revenues related to the retention of current customers, excluding agent rebates	(10,518)	(13,530)
Add agent rebate reductions of equipment sales revenues related to the retention of current customers	21,136	21,269

Net cost of serving and retaining customers	$294,012	$251,400
Divided by average customers during period (000s) (2)	6,036	5,716
Divided by three months in each period	3	3

Average monthly general and administrative expenses per customer	$16.24	$14.66

(1)          These components were previously identified in the summary of sales and marketing cost per customer addition and related footnotes.

(2)          The calculation of “Average customers during the period” is set forth in footnote 6 to the table of summarized operating data above.

Depreciation, amortization and accretion expense increased $2.9 million, or 2%, to $149.8 million in the third quarter of 2007 from $146.9 million in the third quarter of 2006.

Depreciation expense increased $8.0 million, or 6%, on a year-over-year basis. The majority of the increase reflects higher fixed assets; average fixed asset balances for the third quarter of 2007 increased 9% compared to the same period in the prior year. Such increased fixed assets balances resulted, to a large degree, from the addition of 529 cell sites to U.S. Cellular’s network since September 30, 2006.

In 2007, amortization and accretion expense decreased $7.1 million primarily due to the billing system becoming fully amortized in 2006 and a decrease in customer list amortization.

In addition, U.S. Cellular performed an impairment test of its customer lists balances in the third quarter of 2007. Certain customer lists were identified as impaired, resulting in a $1.9 million charge. No customer lists were impaired in 2006.

TDS Telecom Operating Expenses

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Incumbent Local Exchange Carrier Operations (ILEC)
Cost of services and products (excluding depreciation, amortization, and accretion included below)	$49,069	$48,275
Selling, general and administrative expense	43,703	46,251
Depreciation, amortization and accretion	32,641	33,757
	125,413	128,283
Competitive Local Exchange Carrier Operations (CLEC)
Cost of services and products (excluding depreciation, amortization and accretion included below)	29,252	31,662
Selling, general and administrative expense	19,679	21,855
Depreciation, amortization and accretion	5,833	5,871
	54,764	59,388
Intercompany expense elimination	(1,580)	(1,264)
TDS Telecom Operating expenses	$178,597	$186,407

TDS Telecom operating expenses decreased $7.8 million, or 4%, to $178.6 million in 2007 from $186.4 million in 2006. ILEC operating expenses decreased $2.9 million primarily due to savings realized in selling, general and administrative expenses associated with a corporate realignment. Expenses from CLEC operations decreased $4.6 million in 2007 primarily as a result of changes in the mix of targeted customers, decreases in number of employees and reduced advertising expense. Additionally, lower depreciation due to certain assets becoming fully depreciated contributed to the lower CLEC operating expenses.

TDS Operating Income increased $24.1 million, or 22%, to $134.5 million in the three months ended September 30, 2007 from $110.4 million in 2006. U.S. Cellular’s operating income increased $23.6 million and TDS Telecom’s operating income increased $2.1 million.

Investment and Other Income (Expense) totaled $186.0 million in 2007 and $11.3 million in 2006.

Equity in earnings of unconsolidated entities decreased $0.3 million, or 1%, to $23.8 million in 2007 from $24.1 million in 2006. Equity in earnings of unconsolidated entities represents TDS’ share of income from markets in which it has a minority interest and that are accounted for by the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership contributed $17.9 million and $16.0 million to equity in earnings of unconsolidated entities for the three months ended September 30, 2007 and 2006, respectively.

Interest and dividend income increased $2.4 million, or 14%, to $18.7 million in 2007 from $16.3 million in 2006.

Interest expense decreased $9.7 million, or 16%, to $49.7 million in 2007 from $59.4 million in 2006 for reasons generally the same as for the first nine months.

Fair value adjustments of derivative instruments totaled a loss of $54.8 million in 2007 and a gain of $34.6 million in 2006. Fair value adjustments of derivative instruments reflect the change in the fair value of the bifurcated embedded collars within the forward contracts related to the Deutsche Telekom and Vodafone marketable equity securities not designated as a hedge. Accounting for the embedded collars as derivative instruments not designated as a hedge results in increased volatility in the results of operations, as fluctuation in the market price of the underlying Deutsche Telekom and Vodafone marketable equity securities will result in changes in the fair value of the embedded collars being recorded in the Consolidated Statement of Operations. Also included in the fair value adjustments of derivative instruments are the gains and losses related to the ineffectiveness of the VeriSign fair value hedge.

Gain on sale of investments totaled a gain of $248.9 million in 2007. The gain in 2007 consists of the $248.9 million gain recorded on the delivery of a portion of the Deutsche Telekom ordinary shares to settle the related prepaid forward contracts and the sale of the remaining Deutsche Telekom ordinary shares related to the forward contracts that settled. See Note 6 – Gain on Sale of Investment.

Income Tax Expense increased $80.2 million to $115.9 million in 2007 from $35.7 million in 2006. The effective tax rate was 36.2% in 2007 and 29.3% in 2006. For further analysis and discussion of TDS’ effective income tax rates in the third quarters of 2007 and 2006, see Note 7 – Income Taxes of Notes of Consolidated Financial Statements included in Item 1 above.

Minority Share of (Income) totaled $(15.6) million in 2007 compared to $(10.8) million in the third quarter of 2006.

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(12,244)	$(6,742)
Minority Shareholders’ or Partners’	(3,329)	(4,006)
	(15,573)	(10,748)
Other	(50)	(8)
	$(15,623)	$(10,756)

Extraordinary item, representing a gain of $42.8 million, net of tax, was recorded in the third quarter of 2007. Historically, TDS Telecom’s ILEC operations followed the accounting for regulated enterprises prescribed by SFAS 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the TDS incumbent local exchange carriers.

TDS Telecom has regularly monitored the appropriateness of the application of SFAS 71. Recent changes in TDS Telecom’s business environment have caused competitive forces to surpass regulatory forces such that TDS Telecom has concluded that it is no longer reasonable to assume that rates set at levels that will recover the enterprise’s cost can be charged to its customers.

TDS Telecom has experienced increasing access line losses due to increasing levels of competition across all of the ILEC service areas. Competition has intensified in 2007 from cable and wireless operators who have extended their investment beyond major markets to enable a broader range of voice and data services that compete directly with TDS Telecom’s service offerings. These alternative telecommunications providers have transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions. Consequently, TDS Telecom has had to alter its strategy to compete in its markets. Specifically, in the third quarter of 2007, TDS Telecom initiated an aggressive program of service bundling and deep discounting and has made the decision to voluntarily exit certain revenue pools administered by the FCC-supervised National Exchange Carrier Association in order to achieve additional pricing flexibility to meet competitive pressures.

Based on these material factors impacting its operations, management determined in the third quarter of 2007 that it is no longer appropriate to continue the application of SFAS 71 for reporting its financial results. Accordingly, TDS Telecom recorded a non-cash extraordinary gain of $42.8 million, net of taxes of $27.0 million, upon discontinuance of the provisions of SFAS 71, as required by the provisions of SFAS 101, Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71.

In conjunction with the discontinuance of SFAS 71, TDS Telecom has assessed the useful lives of fixed assets and determined that the impact of any changes were not material.

Net Income (Loss) Available to Common totaled $231.7 million, or $1.93 per diluted share, in 2007, compared to $75.2 million, or $0.64 per diluted share, in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy, from observable market data as the highest level to an entity’s own fair value assumptions as the lowest level. SFAS 157 is effective for TDS’ 2008 financial statements. TDS is currently reviewing the requirements of SFAS 157 and has not determined the impact, if any, on its financial position or results of operations.

In September 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF 06-1”). This guidance requires the application of EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-9”), when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF 01-9 requires that the consideration given be recorded as a liability at the time of the sale of the equipment and also provides guidance for the classification of the expense. EITF 06-1 is effective for TDS’ 2008 financial statements. TDS is currently reviewing the requirements of EITF 06-1 and has not yet determined the impact, if any, on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for TDS’ 2008 financial statements. TDS is currently reviewing the requirements of SFAS 159 and has not yet determined the impact, if any, on its financial position or results of operations.

FINANCIAL RESOURCES

TDS operates in a capital- and marketing-intensive business. In recent years, TDS has generated cash from its operating activities, received cash proceeds from divestitures, used its short-term credit facilities and used long-term debt financing to fund its construction costs and operating expenses. TDS anticipates further increases in wireless customers, revenues, operating expenses, cash flows from operating activities and fixed asset additions in the future. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, market startups and other factors. The following table provides a summary of TDS’ cash flow activities for the periods shown:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$773,230	$671,000
Investing activities	(390,692)	(481,658)
Financing activities	(75,885)	(255,377)
Net increase in cash and cash equivalents	$306,653	$(66,035)

Cash Flows from Operating Activities

TDS generated substantial cash flows from operating activities during the nine months ended September 30, 2007 and 2006. Such cash flows were $773.2 million and $671.0 million, respectively. Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $676.1 million in 2007 and $755.4 million in 2006. Changes in assets and liabilities from operations generated $97.1 million in 2007 and required $84.4 million in 2006, reflecting higher net working capital balances required to support higher levels of business activity as well as higher taxes payable in 2007 related to the settlement of the forward contracts and differences in the timing of collections and payments.

The following table is a summary of the components of cash flows from operating activities:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Net income	$442,435	$277,995
Adjustments to reconcile net income to net cash provided by operating activities	233,627	477,402
	$676,062	$755,397
Changes in assets and liabilities	97,168	(84,397)
	$773,230	$671,000

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing upgrades to TDS’ networks. Cash flows used for investing activities required $390.7 million in the first nine months of 2007 compared to $481.7 million 2006.

Cash used for property, plant and equipment and system development totaled $464.8 million in 2007 and $516.6 million in 2006. The primary purpose of TDS’ construction and expansion expenditures is to provide for significant customer and usage growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $377.4 million in 2007 and $421.4 million in 2006 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. TDS Telecom’s capital expenditures for its incumbent local exchange carrier operations totaled $70.4 million in 2007 and $73.8 million in 2006 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new revenue opportunities. TDS Telecom’s capital expenditures for its competitive local exchange carrier operations totaled $10.7 million in 2007 and $11.6 million in 2006 for switching and other network facilities. Corporate and other capital expenditures totaled $6.3 million in 2007 and $9.8 million in 2006.

In connection with the settlement of the forward contracts related to TDS’ VeriSign Inc. Common Shares, a portion of TDS’ Deutsche Telekom ordinary shares, and U.S. Cellular’s Vodafone ADRs, the remaining shares were sold with proceeds totaling $91.7 million. See Marketable Equity Securities and Forward Contracts section in Liquidity and Capital resources for further details.

TDS Telecom in the past obtained financing from the Rural Telephone Bank (“RTB”). In connection with such financings, TDS Telecom purchased stock in the RTB. TDS Telecom had repaid all of its debt to the RTB, but continued to own the RTB stock. In August 2005, the board of directors of the RTB approved resolutions to liquidate and dissolve the RTB. In order to effect the dissolution and liquidation, shareholders were asked to remit their shares to receive cash compensation for those shares. TDS Telecom remitted its shares and received $101.7 million from the RTB in the second quarter of 2006.

At an Extraordinary General Meeting held on July 25, 2006, shareholders of Vodafone approved a Special Distribution of £0.15 per share (£1.50 per ADR) and a Share Consolidation under which every 8 ADRs of Vodafone were consolidated into 7 ADRs. As a result of the Special Distribution, which was paid on August 18, 2006, U.S. Cellular and TDS Telecom received approximately $28.6 million and $7.6 million, respectively, in cash; this amount, representing a return of capital for financial statement purposes, was recorded as a reduction in the accounting basis of the marketable equity securities. Also, as a result of the Share Consolidation which was effective on July 28, 2006, U.S. Cellular’s previous 10,245,370 Vodafone ADRs were consolidated into 8,964,698 Vodafone ADRs and TDS Telecom’s previous 2,700,545 Vodafone ADRs were consolidated into 2,362,976 ADRs.

Acquisitions required $20.6 million in 2007 and $98.4 million in 2006 and divestitures provided $4.3 million in 2007 and $0.7 million in 2006. On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz Federal Communications Commission cellular license to provide wireless service in Iowa RSA 15, for $18.2 million in cash. In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash. Also in 2006, U.S. Cellular made capital contributions and advances to Barat Wireless, which is consolidated with U.S. Cellular for financial reporting purposes, and/or its general partner, of $79.9 million to provide initial funding of Barat Wireless’s participation in the FCC’s Auction 66.

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

Cash flows from financing activities required $75.9 million in the nine months ended September 30, 2007 and required $255.4 million in the same period of 2006. Cash received from short term borrowings on revolving lines of credit provided $25.0 million in 2007 and $390.0 million in 2006 while repayments required $60.0 million in 2007 and $375.0 million in 2006. Redemptions of medium-term notes required $35.0 million and repayments of long-term debt, including $200.0 million of 7% unsecured senior notes plus accrued interest, required $202.4 million in 2006. Proceeds received from the re-issuances of treasury shares in connection with employee benefit plans at TDS provided $111.1 million in 2007 and $3.0 million in 2006. Proceeds received from the re-issuances of treasury shares in connection with employee benefit plans at U.S. Cellular provided $16.5 million in 2007 and $3.9 million in 2006. Dividends paid on TDS Common Shares and Preferred Shares, required $34.3 million in 2007 and $32.2 million in 2006.

During the nine months ended September 30, 2007, TDS repurchased 1,483,193 Special Common Shares for $89.1 million, or $60.45 per share. A total of $85.6 million was paid in cash before September 30, 2007 and $3.5 million was paid in October. TDS did not repurchase any common shares in 2006. During the nine months ended September 30, 2007, U.S. Cellular paid $65.2 million, to an investment bank in connection with accelerated share repurchase programs with respect to 838,000 U.S. Cellular Common Shares. See Repurchase of Securities and Dividends section in Liquidity and Capital Resources for further details. U.S. Cellular did not repurchase any of its Common Shares in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As indicated above, TDS generated cash flows from operating activities of $773.2 million and $671.0 million during the first nine months of 2007 and 2006, respectively. At September 30, 2007, TDS had cash and cash equivalents of $1,320.0 million. TDS believes that cash flows from operating activities, existing cash balances and funds available from the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

However, the availability of external financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in TDS’ control. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a materially adverse effect on its business and financial condition. TDS cannot provide assurances that circumstances that could materially adversely affect TDS’ liquidity or capital resources will not occur. Economic downturns, changes in financial markets or other factors could affect TDS’ liquidity and availability of capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At September 30, 2007, TDS had no outstanding notes payable and $3.4 million letters of credit were outstanding, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’ credit rating. At September 30, 2007, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.12% at September 30, 2007). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 7.75% at September 30, 2007). This credit facility expires in December 2009.

TDS also has $75 million of direct bank lines of credit at September 30, 2007, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate (the prime rate was 7.75% at September 30, 2007).

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At September 30, 2007, U.S. Cellular had no outstanding notes payable and $0.2 million letters of credit were outstanding, leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating. At September 30, 2007, the contractual spread was 75 basis points. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 5.12% at September 30, 2007). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 7.75% at September 30, 2007). This credit facility expires in December 2009.

TDS’ and U.S. Cellular’s interest costs on their revolving credit facilities would increase if their credit ratings from Moody’s were lowered. However, their credit facilities would not cease to be available solely as a result of a decline in their credit ratings. A downgrade in TDS’ or U.S. Cellular’s credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities in the future. TDS’ and U.S. Cellular’s credit ratings are as follows:

Moody’s (Issued September 20, 2007)	Baa3	– stable outlook
Standard & Poor’s (Issued June 21, 2007)	BB+	– with developing outlook
Fitch (Issued August 16, 2007)	BBB+	– stable outlook

On September 20, 2007, Moody’s changed its outlook on TDS and U.S. Cellular’s credit rating to stable from under review for possible further downgrade.

On August 16, 2007, Fitch changed its outlook on TDS and U.S. Cellular’s credit rating to stable from ratings watch negative.

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

The maturity dates of certain of TDS’ and U.S. Cellular’s revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and represent certain matters at the time of each borrowing. As noted in Note 15, TDS and U.S. Cellular were in default of the revolving credit facilities due to restatements and late SEC filings. TDS and U.S. Cellular received waivers of such defaults and subsequently made all required filings and ceased to be in default. TDS and U.S. Cellular believe they were in compliance as of September 30, 2007 with all covenants and other requirements set forth in the revolving credit facilities.

Long-term Debt

TDS’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it was in compliance as of September 30, 2007 with all covenants and other requirements set forth in its long-term debt indenture.

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

TDS’ investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’ disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock. The investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to, or settlements with, AirTouch Communications, Inc. (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts (“ADRs”) representing Vodafone stock. The investment in VeriSign, Inc. (“VeriSign”) resulted from the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests. The investment in Rural Cellular Corporation (“Rural Cellular”) resulted from a consolidation of several cellular partnerships in which TDS subsidiaries held interests into Rural Cellular, and the distribution of Rural Cellular stock in exchange for these interests.

Subsidiaries of TDS have a number of forward contracts with counterparties related to the marketable equity securities that they hold. The forward contracts mature from July 2007 to September 2008 and, at TDS’ option, may be settled in shares of the respective securities or cash. TDS has and until May 2007 U.S. Cellular had provided guarantees to the counterparties which provide assurance that all principal and interest amounts will be paid by its subsidiary when due. If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery. Deferred taxes have been provided for the difference between the book basis and the tax basis of the marketable equity securities and are included in deferred tax liabilities on the Consolidated Balance Sheets. As of September 30, 2007, such deferred tax liabilities totaled $582.8 million.

TDS is and until May 2007 U.S. Cellular was required to comply with certain covenants under the forward contracts. As noted in Note 17, TDS and U.S. Cellular were in default of certain forward contracts due to restatements and late SEC filings. TDS and U.S. Cellular received waivers of such defaults and subsequently made all required filings and ceased to be in default. TDS believes that it was in compliance as of September 30, 2007 with all covenants and other requirements set forth in its forward contracts. U.S. Cellular did not have any forward contracts as of September 30, 2007.

A portion of the forward contracts related to the Deutsche Telekom ordinary shares held by TDS matured in July through September 2007. The loan amounts associated with the forward contracts were $516.9 million. TDS elected to deliver a substantial majority of the 45,492,172 Deutsche Telekom ordinary shares in settlement of the forward contracts, and to dispose of all of its remaining Deutsche Telekom ordinary shares related to such forward contracts. TDS recognized a pre-tax gain of $248.9 million at the time of the delivery of the Deutsche Telekom ordinary shares. Since shares were delivered in the settlement of the forward contract, TDS incurred a current tax liability in the amount of $176.5 million at the time of the delivery. After these forward contracts were settled in July through September 2007, TDS owns 85,969,689 of the Deutsche Telekom ordinary shares and has a derivative liability of $516.6 million under the related forward contract. TDS will determine whether to settle the remaining forward contracts in shares or in cash at a time closer to the maturity dates.

Forward contracts related to the VeriSign Common Shares held by TDS and the Vodafone ADRs held by U.S. Cellular matured in May 2007. The loan amounts associated with the forward contracts related to the VeriSign Common Shares held by TDS and the Vodafone ADRs held by U.S. Cellular were $20.8 million and $159.9 million, respectively. TDS elected to deliver a substantial majority of the 2,361,333 VeriSign Common Shares in settlement of the forward contracts, and to dispose of all remaining VeriSign Common Shares in connection therewith. U.S. Cellular elected to deliver a substantial majority of its 8,964,698 Vodafone ADRs in settlement of the forward contracts, and to dispose of all of its remaining Vodafone ADRs in connection therewith. After these forward contracts were settled in May 2007, TDS no longer owns any VeriSign Common Shares, U.S. Cellular no longer owns any Vodafone ADRs and TDS and U.S. Cellular no longer have any liability or other obligations under such forward contracts. TDS recognized a pre-tax gain of $137.9 million at the time of the delivery of the VeriSign Common Shares and Vodafone ADRs. Since shares were delivered in the settlement of the forward contracts, TDS incurred a current tax liability in the amount of $43.4 million at the time of the delivery.

The following table details the outstanding forward contracts, related marketable equity securities, and maturity dates of the contracts as of September 30, 2007, all of which relate to TDS.

Marketable Equity Security	Shares	Loan Amounts	Maturity Date
		(Dollars in thousands)

Vodafone Group Plc	2,362,976	$41,183	Fourth Quarter 2007
Deutsche Telekom AG	30,000,000	340,963	First Quarter 2008

Deutsche Telekom AG	38,000,000	452,104	Second Quarter 2008
Unamortized Discount		(6,094)
		446,010

Deutsche Telekom AG	17,969,689	222,298	Third Quarter 2008
Unamortized Discount		(8,387)
		213,911
		$1,042,067

On October 19, 2007, TDS elected to deliver a substantial majority of the 2,362,976 Vodafone ADRs in settlement of the forward contracts relating to such Vodafone ADRs, with a loan value of $41.2 million, and to dispose of the remaining Vodafone ADRs in connection with such forward contracts. TDS will recognize a pre-tax gain of $39.9 million in the fourth quarter reflecting the delivery of the Vodafone ADRs. Since ADRs were delivered in the settlement of the forward contract, TDS will incur a current tax liability in the amount of $10.9 million in the fourth quarter at the time of the delivery. As a result, following such settlement and disposition, TDS no longer owns any Vodafone ADRs.

Based on the delivery of VeriSign Common Shares, a portion of the Deutsche Telekom shares, and Vodafone ADRs in 2007 and assuming the delivery of shares upon settlement of all of the other forward contracts and based on the fair market value of the marketable equity securities and the related derivative liabilities as of September 30, 2007, TDS would be required to pay federal and state income taxes of approximately $581.9 million; $219.9 million related to settlements in the second and third quarter of 2007; $10.9 million related to settlements in the fourth quarter of 2007; and $351.1 million related to settlements in 2008. These cash outflows will be offset somewhat by the net after-tax proceeds from the sale of the remaining shares for cash. The amount of income taxes payable will change upon settlement of the forward contracts as the marketable equity securities and the related derivative liabilities will be valued as of the settlement date, not September 30, 2007.

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

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2007 primarily reflect plans for construction, system expansion and the buildout of certain of its licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term financing. U.S. Cellular’s capital spending for 2007 is currently expected to be approximately $600 million. These expenditures primarily address the following needs:

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

Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional operating markets, telecommunications companies and wireless spectrum. In addition, TDS may seek to divest outright or include in exchanges for other interests those markets and interests that are not strategic to its long-term success. TDS may from time-to-time be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In addition, TDS may participate as a bidder, or member of a bidding group, in auctions administered by the FCC.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. The FCC has scheduled an auction of spectrum in the 700 MHz band, designated by the FCC as Auction 73, to begin on January 24, 2008. Although its participation is more likely than not, TDS has not made a final determination as to whether it will participate in the auction. TDS has participated in certain prior FCC auctions, as discussed below.

On February 1, 2007, U.S. Cellular purchased 100% of the membership interests of Iowa 15 Wireless, LLC (“Iowa 15”) and obtained the 25 megahertz FCC cellular license to provide wireless service in Iowa RSA 15, for $18.2 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $7.9 million, $5.9 million and $1.6 million, respectively.

In addition, during the first nine months of 2007, TDS Telecom and Suttle Straus each acquired a company for cash, which purchases aggregated $2.3 million. These acquisitions increased goodwill by $1.8 million of which $1.0 million is deductible for income tax purposes.

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

Barat Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2007, U.S. Cellular had made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million. Barat Wireless used the funding to pay the FCC an initial deposit of $79.9 million on July 14, 2006 to allow it to participate in Auction 66. On October 18, 2006, Barat Wireless paid the balance due at the conclusion of the auction for the licenses with respect to which Barat Wireless was the high bidder; such amount totaled $47.2 million. For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ expected gains or losses. Pending finalization of Barat Wireless’ permanent financing plan, and upon request by Barat Wireless, U.S. Cellular may agree to make additional capital contributions and advances to Barat Wireless and/or its general partner.

In October 2006, Midwest Wireless Communications, L.L.C. (“Midwest Wireless”) was sold to ALLTEL Corporation. In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash with respect to its interest in Midwest Wireless. Of this amount, $95.1 million was distributed upon closing and $10.9 million was held in escrow to secure certain true-up, indemnification and other possible adjustments; the funds held in escrow were to be distributed in installments over a period of four to fifteen months following the closing. During the first nine months of 2007, U.S. Cellular received $4.3 million of funds that were distributed from the aforementioned escrow. At September 30, 2007, the amount which U.S. Cellular might be entitled to receive from the escrow in future periods was $6.6 million, excluding accrued interest income.

In April 2006, U.S. Cellular purchased the remaining ownership interest in a Tennessee wireless market, in which it had previously owned a 16.7% interest, for approximately $18.8 million in cash. This acquisition increased investments in licenses, goodwill and customer lists by $5.5 million, $4.0 million and $2.0 million, respectively.

A wholly-owned subsidiary of U.S. Cellular is a limited partner in Carroll Wireless L.P. (“Carroll Wireless”), an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction. With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% discount available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 17 license areas in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the 17 licenses was $129.9 million, net of the discounts to which Carroll Wireless was entitled. These 17 license areas cover portions of 12 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.  On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to 16 of the 17 licenses for which it had been the successful bidder and dismissed one application, relating to Walla Walla, Washington. Following the completion of Auction 58, the FCC determined that a portion of the Walla Walla license was already licensed to another party and should not have been included in Auction 58. Accordingly, in 2006, Carroll Wireless received a full refund of the $0.2 million previously paid to the FCC with respect to the Walla Walla license.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of September 30, 2007, U.S. Cellular had made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; $129.7 million of this amount is included in Licenses in the Consolidated Balance Sheets. For financial statement purposes, U.S. Cellular consolidates Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ expected gains or losses. Pending finalization of Carroll Wireless’ permanent financing plan, and upon request by Carroll Wireless, U.S. Cellular may make additional capital contributions and advances to Carroll Wireless and/or its general partner. In November 2005, U.S. Cellular approved additional funding of $1.4 million of which $0.1 million was provided to Carroll Wireless through September 30, 2007.

Repurchase of Securities and Dividends

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. This authorization will expire on March 2, 2010. As of September 30, 2007, TDS repurchased 1,483,193 Special Common Shares for $89.1 million, or $60.03 per share pursuant to this authorization. TDS did not repurchase any common shares in 2006.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates on a quarterly basis, primarily for use in employee benefit plans (“Limited Authorization”). This authorization does not have an expiration date.

On March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular (the “Additional Authorization”) from time to time through open market purchases, block transactions, private transactions or other methods. This authorization was in addition to U.S. Cellular’s existing Limited Authorization discussed above, and was scheduled to expire on March 6, 2010. However, as discussed below, because this authorization was fully utilized, no further purchases are available under this authorization.

U.S. Cellular has entered into accelerated share repurchase (“ASR”) agreements to purchase its shares through an investment banking firm in private transactions. The repurchased shares are being held as treasury shares. In connection with each ASR, the investment banking firm will purchase an equivalent number of shares in the open-market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of each program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment banking firm pursuant to the ASR during the purchase period, less a negotiated discount. The purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

Activity related to U.S. Cellular’s repurchases of shares through ASR transactions on April 4 and July 10, 2007 and its obligations and potential obligations to the investment banking firm, are detailed in the table below.

(dollars in thousands, except per share amounts)	April 4, 2007	July 10, 2007	Totals
Number of Shares Repurchased by U.S. Cellular (1)	670,000	168,000	838,000
Weighted average price (2)	$73.22	$96.10
Initial purchase price to investment banking firm	$49,057	$16,145	$65,202

Number of Shares Purchased by Investment Banking Firm (As of September 30, 2007)	181,970	—	181,970
Average price of shares, net of discount, purchased by Investment banking firm	$78.51	—
Additional amount due to investment banking firm for shares purchased through September 30, 2007 (3)	$967	—	$967
Equivalent number of shares based on September 30, 2007 closing price (4)	9,847	—	9,847

Remaining Shares to be Purchased by Investment Banking Firm under ASR	488,030	168,000	656,030
Potential additional cost of remaining shares to be purchased(5)	$11,898	$202	$12,100
Potential additional shares to settle ASR based on September 30, 2007 closing price (6)	121,163	2,053	123,216

Total Potential Additional Cost to Settle ASR, Based on September 30, 2007 Closing Price
If settled in cash	$12,865	$202	$13,067
If settled in shares	131,010	2,053	133,063

(1)   The repurchased shares are being held as treasury shares.

(2)   Weighted average price includes any per share discount and commission paid to the investment banking firm.

(3)   Represents the purchase price adjustment owed by U.S. Cellular to the investment banking firm as of September 30, 2007 for the shares purchased through such date, based on the difference between the price paid per share by U.S. Cellular in connection with the ASR, and the average price paid per share by the investment banking firm.

(4)   Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the additional amount due described in footnote (3) with shares.

(5)   Represents the additional purchase price adjustment that would be potentially owed by U.S. Cellular to the investment banking firm as of September 30, 2007 based on the difference between the initial price paid per share by U.S. Cellular in connection with the ASR, and the closing price of U.S. Cellular Common Shares on September 30, 2007.

(6)   Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the potential additional amount due described in footnote (5) with shares.

At September 30, 2007, there were 656,030 shares remaining to be purchased by the investment banking firm pursuant to the ASRs. Thus, the amounts owed and potentially owed by U.S. Cellular to the investment banking firm as shown in the table above would increase or decrease by $656,030 for each $1 increase or decrease in the U.S. Cellular stock price of $98.20 as of September 30, 2007. Any amount owed will be settled at the conclusion of each program.

In addition, on October 25, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment banking firm, the shares were repurchased for $16.2 million or $96.52 per share.

TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. In addition, subsequent ASR purchase price adjustment may result in additional amounts being allocated to licenses, goodwill and customer lists at TDS. See Note 20 – Common Share Repurchase Program for more details on the amounts allocated to licenses, goodwill and customers lists at TDS as a result of the ASR transactions.

TDS paid total dividends on its Common Shares and preferred shares of $34.3 million in the first nine months of 2007 and $32.2 million in 2006. TDS paid quarterly dividends per share of $0.0975 in 2007 and $0.0925 in 2006.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2006, did not include any liabilities related to unrecognized tax benefits under FIN 48. Because TDS is unable to reasonably predict the ultimate amount or timing of settlement of such FIN 48 liabilities, the Contractual and Other Obligations table has not been updated to include such liabilities. As of September 30, 2007, there has been no material change to Contractual and Other Obligations or FIN 48 liabilities included in TDS’ Form 10-K for the year-ended December 31, 2006.

Sale of Certain Accounts Receivable

In December 2006, U.S. Cellular entered into an agreement to sell $226.0 million face amount of accounts receivable written off in previous periods; the proceeds from the sale were $5.9 million. The agreement transferred all rights, title, and interest in the account balances, along with the right to collect all amounts due, to the buyer. The sale was subject to a 180-day period in which the buyer could request a refund for any unenforceable accounts. The transaction was recognized as a sale during the fourth quarter of 2006 in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with the gain deferred until expiration of the recourse period. During the second quarter 2007, U.S. Cellular recognized a gain of $5.0 million, net of refunds for unenforceable accounts. The gain is included in Selling, general and administrative expense on the Consolidated Statements of Operations. All expenses related to the transaction were recognized in the period incurred.

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

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest. Such investments totaled $225.3 million as of September 30, 2007 and are accounted for using either the equity or cost method. TDS’ maximum loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

Indemnity Agreements. TDS enters into agreements in the normal course of business that provide for indemnification of counterparties. These include certain asset sales and financings with other parties. The terms of the indemnifications vary by agreement. The events or circumstances that would require TDS to perform under these indemnities are transaction specific; however these agreements may require TDS to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. TDS is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, TDS has not made any significant indemnification payments under such agreements. TDS is party to an indemnity agreement with T-Mobile regarding certain contingent liabilities at Aerial Communications for the period prior to Aerial’s merger into VoiceStream Wireless in 2000. As of September 30, 2007, TDS has recorded liabilities of $0.9 million relating to this indemnity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TDS’ significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in the Management Discussion and Analysis of Financial Condition and Results of Operations, both included in TDS’ Form 10-K for the year ended December 31, 2006. Except for the change in accounting for uncertain tax positions resulting from the adoption of a new accounting standard as discussed below, there were no material changes to TDS’ significant accounting policies or application of critical accounting policies during the first nine months of 2007.

Accounting for the Effects of Certain Types of Regulation

Historically, TDS Telecom’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by FASB Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the TDS Telecom ILEC operations.

TDS Telecom has regularly monitored the appropriateness of the application of SFAS 71. Recent changes in TDS Telecom’s business environment have caused competitive forces to surpass regulatory forces such that TDS Telecom has concluded that it is no longer reasonable to assume that rates set at levels that will recover the enterprise’s cost can be charged to its customers. TDS Telecom has experienced increasing access line losses due to increasing levels of competition across all of the ILEC service areas. Competition has intensified in 2007 from cable and wireless operators who have extended their investment beyond major markets to enable a broader range of voice and data services that compete directly with TDS Telecom’s service offerings. These alternative telecommunications providers have transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions. Consequently, TDS Telecom has had to alter its strategy to compete in its markets. Specifically, in the third quarter of 2007, TDS Telecom initiated an aggressive program of service bundling and deep discounting and has made the decision to voluntarily exit certain revenue pools administered by the FCC-supervised National Exchange Carrier Association in order to achieve additional pricing flexibility to meet competitive pressures.

Based on these material factors impacting its operations, management determined in the third quarter of 2007 that it is no longer appropriate to continue the application of SFAS 71 for reporting its financial results. Accordingly, TDS Telecom recorded a non-cash extraordinary gain of $42.8 million, net of taxes of $27.0 million, upon discontinuance of the provisions of SFAS 71, as required by the provisions of FASB Statement of Financial Accounting Standard No. 101, Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71. The components of the non-cash extraordinary gain are as follows:

	Before Tax Effects	After Tax Effects
	(in thousands)
Write off of regulatory cost of removal	$70,107	$43,018
Write off of other net regulatory assets	(259)	(191)
Total	$69,848	$42,827

In conjunction with the discontinuance of SFAS 71, TDS Telecom has assessed the useful lives of fixed assets and determined that the impact of any changes were not material.

Income Taxes

Effective January 1, 2007, TDS adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). In accordance with FIN 48, TDS recognized a cumulative-effect adjustment of $4.4 million, decreasing its liability for unrecognized tax benefits, interest, and penalties and increasing the January 1, 2007 balance of Common Stockholders’ Equity. Of this amount, $20.7 million increases accumulated other comprehensive income and $16.3 million represents the cumulative reduction of beginning retained earnings.

At January 1, 2007, TDS had $28.4 million in unrecognized tax benefits which, if recognized, would reduce income tax expense by $14.3 million, net of the federal benefit from state income taxes. Included in the balance of unrecognized tax benefits at January 1, 2007, is an immaterial amount related to tax positions for which it is possible that the total amounts could change during the next twelve months. At September 30, 2007 TDS had $33.9 million in unrecognized tax benefits, which, if recognized, would reduce income tax expense by $18.1 million, net of the federal benefit from state income taxes.

TDS recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. This amount totaled $1.2 million and $3.4 million for the three and nine months ended September 30, 2007, respectively. Accrued interest and penalties were $1.3 million and $4.7 million as of January 1, 2007 and September 30, 2007, respectively.

TDS and its subsidiaries file federal and state income tax returns. With few exceptions, TDS is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2002. TDS’ consolidated federal income tax returns for the years 2002 – 2005 are currently under examination by the Internal Revenue Service. TDS and its subsidiaries are also under examination by various state taxing authorities.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following persons are partners of Sidley Austin LLP, the principal law firm of TDS and its subsidiaries:  Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive chairman of the board and member of the board of directors of TDS and a director of U.S. Cellular, a subsidiary of TDS; William S. DeCarlo, the General Counsel of TDS and an Assistant Secretary of TDS and certain subsidiaries of TDS; and Stephen P. Fitzell, the General Counsel of U.S. Cellular and TDS Telecommunications Corporation and an Assistant Secretary of certain subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries. TDS, U.S. Cellular and their subsidiaries had legal costs from Sidley Austin of $2.7 million and $8.9 million in the three and nine months ended September 30, 2007, respectively, and $2.7 million and $9.1 million in the three and nine months ended September 30, 2006, respectively.

The Audit Committee of the Board of Directors is responsible for the review and oversight of all related party transactions as such term is defined by the rules of the American Stock Exchange.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q (“Form 10-Q”), including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2006. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2006, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

•      Intense competition in the markets in which TDS operates could adversely affect TDS’ revenues or increase its costs to compete.

•      A failure by TDS’ service offerings to meet customer expectations could limit TDS’ ability to attract and retain customers and could have an adverse effect on TDS’ operations.

•      TDS’ system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

•      An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to TDS could have an adverse effect on TDS’ business, financial condition or results of operations.

•      Changes in access to content for data or video services or access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on TDS’ business, financial condition or results of operations.

•      A failure by TDS to acquire adequate radio spectrum could have an adverse effect on TDS’ business and operations.

•      TDS is likely to participate in FCC auctions of additional spectrum in the future and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

•      An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on TDS’ business, financial condition or results of operations.

•      TDS’ assets are concentrated in the U.S. telecommunications industry. As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

•      Consolidation in the telecommunications industry could adversely affect TDS’ revenues and increase its costs of doing business.

•      Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, could have an adverse effect on TDS’ business, financial condition or results of operations.

•      Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations. These business factors may include but are not limited to demand, usage, pricing, growth, penetration, churn, expenses, customer acquisition and retention, roaming rates, minutes of use, mix of products and services and costs.

•      Advances or changes in telecommunications technology, such as Voice over Internet Protocol, WiMAX or LTE (Long-Term Evolution), could render certain technologies used by TDS obsolete, could reduce TDS’ revenues or could increase its costs of doing business.

•      Changes in TDS’ enterprise value, changes in the supply or demand of the market for wireless licenses or telephone company franchises, adverse developments in the business or the industry in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS’ license costs, goodwill and/or physical assets.

•      Costs, integration problems or other factors associated with acquisitions/divestitures of properties or licenses and/or expansion of TDS’ business could have an adverse effect on TDS’ business, financial condition or results of operations.

•      A significant portion of TDS’ revenues is derived from customers who buy services through independent agents and dealers who market TDS’ services on a commission basis. If TDS’ relationships with these agents and dealers are seriously harmed, its wireless revenues could be adversely affected.

•      TDS’ investments in technologies which are unproven or for which success has not yet been demonstrated may not produce the benefits that TDS expects.

•      A failure by TDS to complete significant network build-out and system implementation as part of its plans to improve the quality, coverage, capabilities and capacity of its network could have an adverse effect on its operations.

•      Financial difficulties of TDS’ key suppliers or vendors, or termination or impairment of TDS’ relationships with such suppliers or vendors or interruption of or interference in the delivery of equipment from such suppliers or vendors, due to intellectual property disputes or other matters, could result in a delay or termination of TDS’ receipt of equipment, content or services which could adversely affect TDS’ business and results of operations.

•      TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ results of operations or financial condition.

•      War, conflicts, hostilities and/or terrorist attacks or equipment failure, power outages, natural disasters or breaches of network or information technology security could have an adverse effect on TDS’ business, financial condition or results of operations.

•      The market prices of TDS’ Common Shares and Special Common Shares are subject to fluctuations due to a variety of factors.

•      Changes in guidance or interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

•      Restatements of financial statements by TDS and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’ credit rating, liquidity, financing arrangements, capital resources and ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect TDS’ listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of TDS’ publicly traded equity and/or debt and/or on TDS’ business, financial condition or results of operations.

•      The pending SEC investigation regarding the restatement of TDS’ financial statements could result in substantial expenses, and could result in monetary or other penalties.

•      Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities or otherwise, could require TDS to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on TDS’ financial condition or results of operations.

•      A failure to successfully remediate existing material weaknesses in internal control over financial reporting in a timely manner or the identification of additional material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on TDS’ business, financial condition or results of operations.

•      Early redemptions of debt or repurchases of debt, issuances of debt, changes in prepaid forward contracts, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’ Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

•      An increase of TDS’ debt in the future could subject TDS to various restrictions and higher interest costs and decrease its cash flows and earnings.

•      Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

•      Changes in the regulatory environment or a failure by TDS to timely or fully comply with any regulatory requirements could adversely affect TDS’ financial condition, results of operations or ability to do business. For example, if adopted, the Federal-State Joint Board on Universal Service recommendation to impose an interim cap on high-cost support received by competitive eligible telecommunications carriers from the Universal Service Fund could impair TDS’ ability to offer service in many rural areas and could adversely affect its business, financial condition or results of operations.

•      Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments could have an adverse effect on TDS’ financial condition or results of operations.

•      Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’ financial condition, results of operations or ability to do business.

•      The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from handsets, wireless data devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’ wireless business, financial condition or results of operations.

•      Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS.

•      Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward looking estimates by a material amount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Long-term Debt

TDS is subject to risks due to fluctuations in interest rates. As of September 30, 2007, the majority of TDS’ debt, excluding long-term debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The long-term debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of September 30, 2007, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Refer to the disclosure under Market Risk – Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2006, for additional information about the annual requirements of principal payments, the average interest rates, and the estimated fair values of long-term debt.

Marketable Equity Securities and Derivatives

TDS maintains a portfolio of available-for-sale marketable equity securities, the majority of which were obtained in connection with the sale of non-strategic investments. The market value of these investments aggregated $1,802.1 million at September 30, 2007 and $2,790.6 million as of December 31, 2006, respectively. TDS’ cumulative net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets totaled $570.6 million at September 30, 2007.

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

As noted in “LIQUIDITY AND CAPITAL RESOURCES - Marketable Equity Securities and Forward Contracts” above, the forward contracts related to the VeriSign Common Shares and a portion of the Deutsche Telekom shares held by TDS, and the Vodafone ADRs held by U.S. Cellular matured in the first nine months of 2007. TDS elected to deliver the VeriSign Common Shares and a portion of the Deutsche Telekom ordinary shares, and to dispose of all remaining VeriSign Common Shares and Deutsche Telekom ordinary shares in connection therewith. TDS continues to hold 85,969,689 Deutsch Telekom ordinary shares and is subject to related forward contracts that mature in the fourth quarter of 2007 and the first three quarters of 2008. U.S. Cellular elected to deliver Vodafone ADRs in settlement of the related forward contracts and to dispose of all remaining Vodafone ADRs held by U.S. Cellular in connection therewith. TDS settled the forward contracts related to the 2,362,976 Vodafone ADRs that matured in October 2007.

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

Under the terms of the forward contracts, TDS will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts mature from October 2007 through September 2008 and, at TDS’ option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars are typically contractually adjusted for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential is typically reduced. If the dividend decreases, the collar’s upside potential is typically increased. If TDS elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery. If TDS elects to settle in cash it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula. See Note 17 – Long-Term Debt and Forward Contracts for additional information on the settlement of forward contracts.

The following table summarizes certain details related to the contracted securities as of September 30, 2007.

		Collar (1)
		Downside	Upside	Loan
		Limit	Potential	Amount
Security	Shares	(Floor)	(Ceiling)	(000s)(2)

Vodafone	2,362,976	$17.43	$17.54	$41,183
Deutsche Telekom	85,969,689	$10.89-$12.41	$12.40-$14.99	1,015,364

Unamortized debt discount				(14,480)
				$1,042,067

(1)          The per share amounts represent the range of floor and ceiling prices of all securities monetized.

(2)          Total amount is included in current liabilities in the caption “Forward Contracts”.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at September 30, 2007, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

(Dollars in millions)	Valuation of investments assuming indicated decrease			September 30, 2007	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Marketable Equity Securities	1,261.5	1,441.7	1,621.9	1,802.1	1,982.3	2,165.5	2,342.7
Derivative Instruments (1)	(63.6)	(211.1)	(372.8)	(561.1)	(717.6)	(893.9)	(1,071.0)

(1)          Represents the fair value of the derivative instruments assuming the indicated increase or decrease in the underlying securities.

Accelerated Share Repurchases

U.S. Cellular has entered into accelerated share repurchase (“ASR”) agreements to purchase its shares through an investment banking firm in private transactions. The repurchased shares are being held as treasury shares. In connection with each ASR, the investment banking firm will purchase an equivalent number of shares in the open-market over time. Each program must be completed within two years of the trade date of the respective ASR. At the end of each program, U.S. Cellular will receive or pay a price adjustment based on the average price of shares acquired by the investment banking firm pursuant to the ASR during the purchase period, less a negotiated discount. The purchase price adjustment can be settled, at U.S. Cellular’s option, in cash or in U.S. Cellular Common Shares. The subsequent purchase price adjustment will change the cost basis of the U.S. Cellular treasury shares.

Activity related to U.S. Cellular’s repurchases of shares through ASR transactions on April 4 and July 10, 2007 and its obligations and potential obligations to the investment banking firm, are detailed in the table below.

(dollars in thousands, except per share amounts)	April 4, 2007	July 10, 2007	Totals
Number of Shares Repurchased by U.S. Cellular (1)	670,000	168,000	838,000
Weighted average price (2)	$73.22	$96.10
Initial purchase price to investment banking firm	$49,057	$16,145	$65,202

Number of Shares Purchased by Investment Banking Firm (As of September 30, 2007)	181,970	—	181,970
Average price of shares, net of discount, purchased by Investment banking firm	$78.51	—
Additional amount due to investment banking firm for shares purchased through September 30, 2007 (3)	$967	—	$967
Equivalent number of shares based on September 30, 2007 closing price (4)	9,847	—	9,847

Remaining Shares to be Purchased by Investment Banking Firm under ASR	488,030	168,000	656,030
Potential additional cost of remaining shares to be purchased(5)	$11,898	$202	$12,100
Potential additional shares to settle ASR based on September 30, 2007 closing price (6)	121,163	2,053	123,216

Total Potential Additional Cost to Settle ASR, Based on September 30, 2007 Closing Price
If settled in cash	$12,865	$202	$13,067
If settled in shares	131,010	2,053	133,063

(1)          The repurchased shares are being held as treasury shares.

(2)          Weighted average price includes any per share discount and commission paid to the investment banking firm.

(3)          Represents the purchase price adjustment owed by U.S. Cellular to the investment banking firm as of September 30, 2007 for the shares purchased through such date, based on the difference between the price paid per share by U.S. Cellular in connection with the ASR, and the average price paid per share by the investment banking firm.

(4)          Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the additional amount due described in footnote (3) with shares.

(5)          Represents the additional purchase price adjustment that would be potentially owed by U.S. Cellular to the investment banking firm as of September 30, 2007 based on the difference between the initial price paid per share by U.S. Cellular in connection with the ASR, and the closing price of U.S. Cellular Common Shares on September 30, 2007.

(6)          Represents the number of additional U.S. Cellular Common Shares that would need to be delivered to the investment banking firm based on the closing price of $98.20 on September 30, 2007, if U.S. Cellular settled the potential additional amount due described in footnote (5) with shares.

At September 30, 2007, there were 656,030 shares remaining to be purchased by the investment banking firm pursuant to the ASRs. Thus, the amounts owed and potentially owed by U.S. Cellular to the investment banking firm as shown in the table above would increase or decrease by $656,030 for each $1 increase or decrease in the U.S. Cellular stock price of $98.20 as of September 30, 2007. Any amount owed will be settled at the conclusion of each program.

In addition, on October 25, 2007, U.S. Cellular entered into another ASR to purchase 168,000 of its Common Shares from an investment banking firm in a private transaction under the Limited Authorization. Including a commission payable to the investment banking firm, the shares were repurchased for $16.2 million or $96.52 per share. The repurchased shares are being held as treasury shares.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

TDS maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to TDS’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that TDS’ disclosure controls and procedures were not effective as of September 30, 2007, at the reasonable assurance level, because of the material weaknesses described below. Notwithstanding the material weaknesses that existed as of September 30, 2007, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the interim or annual consolidated financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006, which continued to exist at September 30, 2007:

1.               TDS did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the financial reporting requirements and the complexity of TDS’ operations and transactions. Further, TDS did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with GAAP. This control deficiency contributed to the material weaknesses discussed in items 2 and 3 below and the restatement of TDS’ annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to TDS’ interim or annual consolidated financial statements that would not be prevented or detected.

2.               TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes, including the determination of income tax expense, income taxes payable, liabilities accrued for tax contingencies and deferred income tax assets and liabilities. Specifically, TDS did not have effective controls designed and in place to accurately calculate income tax expense and income tax payable, monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency resulted in the restatement of TDS’ annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’ interim or annual consolidated financial statements that would not be prevented or detected.

3.               TDS did not maintain effective controls over its accounting for property, plant and equipment. Specifically, effective controls were not designed and in place to ensure accurate recording of transfers and disposals of equipment. This control deficiency affected depreciation expense, property, plant and equipment and accumulated depreciation. This control deficiency resulted in the restatement of TDS’ annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’ interim or annual consolidated financial statements that would not be prevented or detected.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management has been and is currently addressing each of the material weaknesses in internal control over financial reporting and is committed to remediating them as expeditiously as possible. Further, management is undertaking a multi-year program to improve its technical accounting expertise, documentation from policies through detailed procedures and automation of accounting and financial reporting. Management is devoting significant time and resources to the remediation effort. Management’s remediation activities include the following:

•                  Controller Review Committee – The Controller Review Committee was formed in the fourth quarter of 2004 and currently consists of TDS’ Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Chief Financial Officer. The Committee oversees the accounting treatment for current, unusual or nonrecurring matters. The Committee has retained external financial accounting experts to advise the Committee on technical accounting matters and, in addition, to provide technical accounting training related to current accounting developments on a quarterly basis.

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

•                  Training – Management has engaged external consultants to assist TDS in developing and implementing a training program specific to the needs of accounting personnel. Training sessions were conducted in the fourth quarter of 2006 and the first and third quarters of 2007, and additional classes will be conducted in the future. In connection with these training efforts, management plans to develop greater expertise within each organization with respect to selected areas of accounting and to expand staffing in the accounting policy area to include training responsibilities.

•                  Recruiting – TDS has added, and is actively recruiting to fill, several new director, manager and staff level positions which will enhance the overall level of technical expertise and enable improvements in controls and processes.

•                  TDS – a Manager, Accounting and Reporting was added in the second quarter of 2005; a Manager, External Reporting was added in the third quarter of 2005; a Director of Accounting Policy and a Director, Internal Controls and SOX Compliance were added in the third quarter of 2006; a Manager of Accounting Policy was added in the first quarter of 2007; a Director of Tax Accounting was added in July 2007; and a Vice President and Controller of TDS Telecom was added in the fourth quarter of 2007. A new Senior Vice President and Corporate Controller was added in the third quarter of 2007 as a result of the retirement of the previous Senior Vice President and Corporate Controller.

•                  U.S. Cellular – a Vice President and Controller was added in the second quarter of 2005 and promoted to Executive Vice President – Finance and Chief Financial Officer in the first quarter of 2007; a Director, Accounting Policy and Reporting was added in the second quarter of 2006; a Manager, Accounting Policy was added in the fourth quarter of 2006; a new Vice President and Controller was added in the first quarter of 2007; and a Manager, Accounting Policy and Research, Director – Operations Accounting and a Director – Remediation Projects were added in the second quarter of 2007.

•                  Income Tax Accounting – TDS has engaged external tax advisors to assist in enhancing controls with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompasses controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular. In addition, TDS is in the process of implementing tax provisioning software which TDS believes will enhance its internal controls related to income taxes on a TDS enterprise-wide basis. As noted above, TDS added a Director of Tax Accounting in July 2007.

•                  Property, Plant and Equipment – TDS has engaged external consultants to assist in enhancing controls related to accounting and reporting for property, plant and equipment, including controls related to transfers and disposals of assets. The scope of this project includes improvements to the fixed assets management system and supporting processes and procedures, including a cycle count program covering cell sites and switches and improved financial system integration, which management believes will enhance its internal controls related to property, plant and equipment.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

There was a change in the person holding the title of Senior Vice President and Corporate Controller of TDS during the third quarter of 2007. However, this has not been reported as a material change because this position previously existed.

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

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in our Annual Report on Form 10-K may not be the only risks facing TDS. Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2006, except for the following:

TDS is likely to participate in FCC auctions of additional spectrum in the future and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. TDS has participated in such auctions in the past and is likely to participate in such auctions in the future. FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction. The FCC has scheduled an auction, referred to as Auction 73, to begin on January 24, 2008.  If certain reserve prices are not met, the FCC will follow Auction 73 with a contingent auction, referred to as Auction 76.  For purposes of applying its anti-collusion rules the FCC has determined that both auctions will be treated as a single auction, which means that, in the event that the contingent auction is needed, the anti-collusion rules would apply commencing on the application deadline for Auction 73, which is December 3, 2007, until the down payment deadline for Auction 76.  If TDS or one of its affiliates submits an application to participate in Auction 73, applicable FCC rules will place certain restrictions on business communications with other companies and on public disclosures relating to TDS’ participation. These anti-collusion rules may restrict the normal conduct of TDS’ business and/or disclosures by TDS relating to the auctions, which could last 3 to 6 months or more. The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included with respect to TDS Common Shares because TDS does not have a share repurchase authorization with respect to its Common Shares and there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS Common Shares during the quarter ended September 30, 2007.

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

TDS PURCHASES OF SPECIAL COMMON SHARES

Period	(a) Total Number of Special Common Shares Purchased	(b) Average Price Paid per Special Common Share	(c) Total Number of Special Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Special Common Shares that may yet be Purchased Under the Plans or Programs
July 1 – 31, 2007	120,692	$64.67	120,692	$229,635,177
August 1 – 31, 2007	708,546	58.82	708,546	187,958,759
September 1 – 30, 2007	436,675	61.93	436,675	160,917,604
Total for or as of end of the quarter ended September 30, 2007	1,265,913	$60.45	1,265,913	$160,917,604

The following is additional information with respect to the Special Common Shares authorization:

I.                 The date the program was announced was March 5, 2007 by Form 8-K.

II.             The amount originally approved was up to $250 million in aggregate purchase price of TDS Special Common Shares.

III.         The original expiration date for the program is March 2, 2010.

IV.         The Special Common Shares authorization did not expire during the third quarter of 2007.

V.             TDS has not determined to terminate the foregoing Special Common Shares repurchase program prior to expiration, or to cease making further purchases thereunder, during the third quarter of 2007.

Item 4. Submission of Matter to a Vote of Security-Holders.

At the Annual Meeting of Shareholders of TDS, held on July 26, 2007, the following number of votes were cast for the matters indicated:

1.                  Election of Directors:

a.               For the election of eight Directors of the Company by the holders of Series A Common Shares and Preferred Shares:

Nominee	For	Withhold	Broker Non-vote

James Barr III	61,223,731	9,459	0

LeRoy T. Carlson	61,232,191	1,000	0

LeRoy T. Carlson, Jr.	61,232,191	1,000	0

Dr. Letitia G.C. Carlson	61,232,191	1,000	0

Walter C.D. Carlson	61,232,191	1,000	0

Kenneth R. Meyers	61,232,191	1,000	0

Donald C. Nebergall	61,233,001	190	0

George W. Off	61,233,001	190	0

b.                 For the election of four Directors of the Company by the holders of Common Shares and Special Common Shares:

Nominee	For	Withhold	Broker Non-vote

Gregory P. Josefowicz	99,655,081	2,099,603	0

Christopher D. O’Leary	99,700,311	2,054,373	0

Mitchell H. Saranow	96,785,005	4,969,680	0

Herbert S. Wander	96,409,790	5,344,894	0

2.                  Proposal to Approve an Amended Non-Employee Director Compensation Plan by the holders of Series A Common Shares, Preferred Shares and Common Shares:

For	Against	Abstain	Broker Non-vote
104,564,308	719,722	63,316	3,063,474

3.                  Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2007 by the holders of Series A Common Shares, Preferred Shares and Common Shares:

For	Against	Abstain	Broker Non-vote
107,664,042	714,907	31,872	0

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular has no borrowings under its Revolving Credit Facility as of September 30, 2007.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 10.1 – Guidelines and Procedures for TDS Officer Bonuses for 2007 Performance Year, is hereby incorporated by reference from Exhibit 10.1 in TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2007.

Exhibit 10.2 – Employment Offer Letter Agreement from TDS dated August 16, 2007 and accepted on August 17, 2007 by Douglas D. Shuma Effective September 1, 2007, is hereby incorporated from Exhibit 10.1 of TDS’ Current Report on Form 8-K dated August 31, 2007.

Exhibit 10.3 – Deferred Compensation Agreement between TDS and Kenneth R. Meyers effective January 1, 2007, is hereby incorporated from Exhibit 99.1 of TDS’ Current Report on Form 8-K dated January 1, 2007.

Exhibit 11 – Computation of Earnings per share is included herein as Note 9 to the financial statements.

Exhibit 12 – Statement regarding computation of ratios.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2006. Reference is made to TDS’ Form 10-K for the year ended December 31, 2006 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date: November 6, 2007	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2007	/s/ Douglas D. Shuma
Douglas D. Shuma,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2007 Third Quarter Form 10-Q