Form 10-K
period 2007-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2008-02-29
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2007, the aggregate market values of the registrant’s Common Shares, Special Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $2.8 billion, $1.5 billion, $17.6 million and $0.9 million, respectively, based on market prices on June 29, 2007, the last trading day in June 2007.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of the voting power of TDS and U.S. Cellular is an affiliate.  The June 29, 2007 closing price of the Common Shares was $62.57 and the Special Common Shares was $57.55, as reported by the American Stock Exchange.  Because no market exists for the Series A Common Shares and Preferred Shares, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares were initially issued by the registrant in exchange for Common Shares on a one-for-one basis and are convertible on a share-for-share basis into Common, (ii) each nonredeemable Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each Preferred Share that is redeemable by the delivery of TDS Common Shares has a value equal to the value of the number of Common Shares (at $62.57 per share) on June 29, 2007 that would be required to be delivered upon redemption.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2008, is 53,164,552 Common Shares, $.01 par value, 58,031,761 Special Common Shares, $.01 par value and 6,442,108 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2007 Annual Report to Shareholders, filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2008 Annual Meeting of Shareholders scheduled to be held May 22, 2008, described in the cross reference sheet and table of contents attached hereto are incorporated by reference into Parts II and III of this report.

CROSS REFERENCE SHEET

AND

TABLE OF CONTENTS

		Page Number or Reference (1)
Part I
Item 1.	Business	3
Item 1A.	Risk Factors	42
Item 1B.	Unresolved Staff Comments	55
Item 2.	Properties	55
Item 3.	Legal Proceedings	55
Item 4.	Submission of Matters to a Vote of Security Holders	55

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	56	(2)
Item 6.	Selected Financial Data	56	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57	(5)
Item 8.	Financial Statements and Supplementary Data	57	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	60

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	61	(7)
Item 11.	Executive Compensation	61	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61	(9)
Item 13.	Certain Relationships, Related Transactions and Director Independence	61	(10)
Item 14.	Principal Accountant Fees and Services	61	(11)

Part IV
Item 15.	Exhibits and Financial Statement Schedules	62

(1)

Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2007 (“Annual Report”) and from the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2008 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 29, 2008.

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

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.  Business

Telephone and Data Systems, Inc. (“TDS”), is a diversified telecommunications service company with wireless operations provided by TDS’ 80.8% owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), and wireline operations provided by TDS’ wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).  TDS also conducts printing and distribution services through its 80%-owned subsidiary, Suttle Straus.  At December 31, 2007, TDS served approximately 7.3 million customers in 36 states, including 6,122,000 wireless customers and 1,197,700 wireline equivalent access lines.  U.S. Cellular provided approximately 82% of TDS’ consolidated revenues and approximately 75% of consolidated operating income in 2007.  TDS Telecom provided approximately 18% of consolidated revenues and approximately 25% of consolidated operating income in 2007.  Suttle Straus provided less than 1% of consolidated revenues and operating income in 2007.  TDS’ business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other telecommunications businesses that management believes will utilize TDS expertise in customer focused telecommunications services.

TDS’ wireless operations are conducted through U.S. Cellular and its subsidiaries.  At December 31, 2007, U.S. Cellular owned interests in 218 consolidated wireless markets which covered portions of 34 states and a total population of 82.4 million.  U.S. Cellular’s average penetration rate in its consolidated markets, calculated by dividing the number of U.S. Cellular customers by the total population in such markets, was 7.4%.  The 218 consolidated markets included 183 operating markets, or markets in which U.S. Cellular provides wireless services to customers, covering 26 states and a total population of 44.9 million.  U.S. Cellular’s average penetration rate in its consolidated operating markets was 13.6%.  U.S. Cellular also owned investment interests in 17 other wireless markets.  U.S. Cellular operated approximately 6,400 cell sites, had over 400 U.S. Cellular operated retail stores and had relationships with agents, dealers and non-Company retailers that aggregated over 1,300 locations.

TDS conducts its wireline operations through TDS Telecom.  At December 31, 2007, TDS Telecom served 1,197,700 equivalent access lines in 30 states through its incumbent local exchange carrier and competitive local exchange carrier wireline companies.  Equivalent access lines are the sum of the physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is the individual circuit connecting a customer to a telephone company’s central office facilities.  An incumbent local exchange carrier is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory.  A competitive local exchange carrier is a term that depicts companies that enter the operating areas of incumbent local exchange telephone companies to offer local exchange and other wireline services.  At December 31, 2007, TDS Telecom incumbent local exchange carriers served 762,700 equivalent access lines in 28 states.  TDS Telecom also offers services as a competitive local exchange carrier in certain mid-sized cities which are near existing TDS Telecom incumbent local exchange carrier markets.  At December 31, 2007, TDS Telecom’s competitive local exchange carriers served 435,000 equivalent access lines in five states.

TDS has three reportable segments:  (i) U.S. Cellular’s wireless operations; (ii) TDS Telecom’s incumbent local exchange carrier (“ILEC”) wireline operations and (iii) TDS Telecom’s competitive local exchange carrier (“CLEC”) wireline operations.  Information about each of these segments is disclosed below.  Additional information about TDS’ segments is incorporated herein by reference from Note 23 – Business Segment Information, in TDS’ Annual Report to Shareholders, filed as Exhibit 13 hereto.  TDS does not have any foreign operations.

TDS was incorporated in 1968 and changed its corporate domicile from Iowa to Delaware in 1998.  TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602.  Its telephone number is 312-630-1900.  The Common Shares of TDS are listed on the American Stock Exchange under the symbol “TDS.”  The Special Common Shares of TDS are listed on the American Stock Exchange under the symbol “TDS.S.”  TDS’ 7.60% Series A Notes are listed on the New York Stock Exchange under the symbol “TDA.”  TDS’ 6.625% Senior Notes are listed on the New York Stock Exchange under the symbol “TDI.”

The Common Shares of U.S. Cellular are listed on the American Stock Exchange under the symbol “USM.”  U.S. Cellular's 8.75% Senior Notes are listed on the New York Stock Exchange under the symbol “UZG.”  U.S. Cellular's 7.5% Senior Notes are listed on the New York Stock Exchange under the symbol “UZV.”  U.S. Cellular is a majority-owned subsidiary of TDS.  As of December 31, 2007, TDS owned 80.8% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 95.6% of the combined voting power of both classes of common stock.

On January 17, 2008, the American Stock Exchange announced that it had entered into an agreement to be acquired by the New York Stock Exchange, subject to regulatory approvals.  At this time, it is not known to what extent, if any, such an acquisition would affect TDS’ listing or listing requirements.

Available Information

TDS’ website is http://www.teldta.com.  TDS files with, or furnishes to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information.  Anyone may access, free of charge, through the Investor Relations portion of the website the TDS annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials TDS files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of TDS by accessing SEC filings at http://www.sec.gov.

U.S. Cellular Operations

General

United States Cellular Corporation (“U.S. Cellular”) was incorporated under the laws of the State of Delaware in 1983, and provided wireless service to approximately 6.1 million customers in five geographic market areas in 26 states as of December 31, 2007.  U.S. Cellular believes that it is the sixth largest wireless operating company in the United States at December 31, 2007, based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information.  U.S. Cellular operates in only one reportable segment, wireless operations, and does not provide wireless services in any foreign country.

At December 31, 2007, U.S. Cellular owned interests in 218 consolidated wireless markets which covered portions of 34 states and a total population of 82.4 million.  U.S. Cellular’s average penetration rate in its consolidated markets, calculated by dividing the number of U.S. Cellular customers by the total population in such markets, was 7.4%.  The 218 consolidated markets included 183 operating markets, or markets in which U.S. Cellular provides wireless services to customers, covering 26 states and a total population of 44.9 million.  U.S. Cellular’s average penetration rate in its consolidated operating markets was 13.6%.  U.S. Cellular also owned investment interests in 17 other wireless markets.  U.S. Cellular operated approximately 6,400 cell sites, had over 400 U.S. Cellular operated retail stores and had relationships with agents, dealers and non-Company retailers that aggregated over 1,300 locations.

U.S. Cellular has its principal executive offices at 8410 West Bryn Mawr, Chicago, Illinois 60631 (telephone number 773-399-8900).  The Common Shares of U.S. Cellular are listed on the American Stock Exchange under the symbol “USM.” U.S. Cellular’s 8.75% Senior Notes are listed on the New York Stock Exchange under the symbol “UZG.”  U.S. Cellular’s 7.5% Senior Notes are listed on the New York Stock Exchange under the symbol “UZV.”  U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (AMEX symbol “TDS”).  As of December 31, 2007, TDS owned 80.8% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 95.6% of the combined voting power of both classes of common stock.

U.S. Cellular’s website address is http://www.uscc.com.  U.S. Cellular files with, or furnishes to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information.  Investors may access, free of charge, through the About Us / Investor Relations portion of the website, U.S. Cellular’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is filed electronically with the SEC.  The public may read and copy any materials U.S. Cellular files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of U.S. Cellular by accessing SEC filings at http://www.sec.gov.

Wireless Interests and Operating Markets

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular operates its adjacent wireless systems under an organizational structure in which it groups its markets (geographic service areas as defined by the Federal Commissions Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover five geographic market areas in portions of 26 states as of December 31, 2007.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to customers in areas not covered by U.S. Cellular’s network.

U.S. Cellular is subject to regulation by the FCC as a provider of Commercial Mobile Radio Services (‘‘CMRS’’).  The FCC regulates the licensing, construction, and operation of CMRS and other wireless communications systems, as well as the provision of services over those systems.  The FCC currently grants two licenses to provide cellular communication service in each cellular licensed area.  Multiple licenses have been granted in each personal communications service (“PCS”) licensed area, and these licensed areas overlap with cellular licensed areas.  See “Regulation”, below, for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in cellular licenses covering metropolitan statistical areas (“MSA”) and rural service areas (“RSA”), PCS licenses, advanced wireless service licenses and 700 megahertz licenses, as designated by the FCC.  The following table summarizes U.S. Cellular’s interests in wireless markets at December 31, 2007.

Total
Consolidated markets in which U.S. Cellular has a controlling interest
Operating Markets	183
Non-Operating Markets	9
Subtotal	192
Consolidated markets in which U.S. Cellular has other interests (1)	26
Subtotal	218
Consolidated markets to be acquired pursuant to existing agreements (2)	25
Investment interests (3)	17
Total markets	260

(1)            Includes other interests in licenses acquired by Carroll Wireless, L.P. (“Carroll Wireless”) and Barat Wireless, L.P. (“Barat Wireless”).  U.S. Cellular consolidates Carroll Wireless and Barat Wireless for financial statement purposes, pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of Carroll Wireless’ and Barat Wireless’ expected gains or losses.

(2)            As of December 31, 2007, U.S. Cellular had rights to acquire majority interests in 17 additional licenses, resulting from an exchange transaction with AT&T Wireless that closed in August 2003.  At the time of the exchange transaction, U.S. Cellular obtained rights to acquire 21 licenses from AT&T Wireless. However, four of the 21 licenses are in markets where U.S. Cellular currently owns spectrum and, therefore, are not included in the number of consolidated markets to be acquired.  Only the incremental markets are included in the number of consolidated markets to be acquired to avoid duplicate reporting of overlapping markets.  During 2007, U.S. Cellular exercised its right to acquire two of the 21 licenses, which includes one of the 17 licenses reported above.  The closing of the acquisitions did not take place prior to December 31, 2007, and so the incremental license continues to be included in the above number as of such date.  The closing of the acquisitions is expected to occur in the first half of 2008.  The rights to acquire 18 of the remaining  licenses from AT&T Wireless expire on August 1, 2008, and the right to acquire one license does not have a stated expiration date.  On November 30, 2007, U.S. Cellular entered into an agreement to exchange licenses with Sprint Nextel.  All of the licenses that U.S. Cellular will transfer and all but two of the licenses that U.S. Cellular will receive overlap other existing U.S. Cellular licenses.  Accordingly, only the two incremental licenses to be acquired in the exchange are reflected in the consolidated markets to be acquired pursuant to existing agreements.  The exchange is expected to close in 2008.  On December 3, 2007, U.S. Cellular entered into an agreement to acquire six 12 megahertz C block lower 700 megahertz licenses in Maine.  This transaction is expected to close in 2008.

(3)            Represents licenses in which U.S. Cellular owns an interest that is not a controlling financial interest and is accounted for using either the equity or the cost method of accounting.

U.S. Cellular manages the operations of all but two of the licenses in which it owns a controlling interest; U.S. Cellular has contracted with another wireless operator to manage the operations of these two licensees.  U.S. Cellular also manages the operations of three additional licenses in which it does not own a controlling interest, through agreements with the controlling interest holder or holders.  U.S. Cellular accounts for its interests in each of these three licenses using the equity method of accounting.  U.S. Cellular does not manage the licenses that it consolidates pursuant to the guidelines of FIN 46(R); the controlling interest holder manages these licenses.

For purposes of tracking population counts in order to calculate market penetration, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the population counts for any overlapping licensed area.  Only incremental population counts are added to the reported amount of “total market population” in the case of an acquisition of a licensed area that overlaps a previously owned licensed area.  The incremental population counts that are added in such event are referred to throughout this Form 10-K as “incremental” population measurements.

The total market population and population equivalents measures are provided to enable comparison of the relative size of each geographic market area to U.S. Cellular’s total consolidated markets and to enable comparison of the relative size of U.S. Cellular’s consolidated markets to its investment interests, respectively.  The total population of U.S. Cellular’s consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.  Therefore, effective with this report, U.S. Cellular is expanding its reporting of total population to include the population of its total consolidated markets as well as the population of its consolidated operating markets – i.e., markets in which U.S. Cellular provides wireless service to customers – in order to reflect its market penetration more accurately.  Historically, total population has been reported only for total consolidated markets, regardless of whether U.S. Cellular was providing wireless services in those markets.  For comparison purposes, total market population and penetration calculations for both total consolidated markets and consolidated operating markets are shown below.

For both consolidated markets and consolidated operating markets, the tables below aggregate the total population within each geographic market area, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas.

Total Consolidated Markets

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central Market Area	65,096,000	3,846,000	5.9%	AL, AR, FL, GA, IA, IL, IN, KS, KY, LA, MI, MN, MO, MS, NE, OH, OK, SD, TX, WI
Mid-Atlantic Market Area	11,677,000	1,180,000	10.1%	MD, NC, PA, SC, TN, VA, WV
New England Market Area	2,830,000	518,000	18.3%	ME, NH, VT
Northwest Market Area	2,287,000	431,000	18.8%	CA, OR, WA
New York Market Area	481,000	147,000	30.6%	NY
Total	82,371,000	6,122,000	7.4%

(1)          Represents 100% of the population of the licensed areas which U.S. Cellular consolidates, based on 2006 Claritas population estimates.  “Population” in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below.

Consolidated Operating Markets

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central Market Area	32,497,000	3,846,000	11.8%	IA, IL, IN, KS, MI, MN, MO, NE, OH, OK, TX, WI
Mid-Atlantic Market Area	7,346,000	1,180,000	16.1%	MD, NC, PA, SC, TN, VA, WV
New England Market Area	2,344,000	518,000	22.1%	ME, NH, VT
Northwest Market Area	2,287,000	431,000	18.8%	CA, OR, WA
New York Market Area	481,000	147,000	30.6%	NY
Total	44,955,000	6,122,000	13.6%

(1)          Represents 100% of the population of the licensed areas in which U.S. Cellular operates, based on 2006 Claritas population estimates.  “Population” in this context includes only the areas covering such markets and is only used for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below.

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

Market Area/Market	2006 Total Population (1)	Current Percentage Interest (2)	Current Population Equivalents (3)
Los Angeles/Oxnard, CA	17,894,000	5.50%	984,000
Oklahoma City, OK	1,110,000	14.60%	162,000
Cherokee (NC RSA 1)	211,000	50.00%	106,000
Others (Fewer than 100,000 population equivalents each)			341,000
Total Population Equivalents in Investment Markets			1,593,000

(1)          2006 Total Population represents the total population of the licensed area in which U.S. Cellular owns an interest.

(2)          Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2007.

(3)          “Current Population Equivalents” are derived by multiplying the amount in the “2006 Total Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

Strategic Acquisitions, Divestitures and Exchanges of Wireless Interests Completed During the Past Five Years

U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges in markets that further strengthen its operating market areas and in other attractive markets.  U.S. Cellular also seeks to acquire minority interests in licenses in which it already owns the majority interest and/or operates the license.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that are considered less essential to its operating strategy.  As part of this strategy, U.S. Cellular from time-to-time may be engaged in negotiations relating to the acquisition or exchange of companies, strategic properties or wireless spectrum or the disposition of properties. In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC.

There can be no assurance that U.S. Cellular will be able to negotiate additional acquisitions or exchanges on terms acceptable to it or that regulatory approvals, where required, will be received.  U.S. Cellular plans to retain minority interests in certain wireless licenses that it believes will earn a favorable return on investment.  Other minority interests may be exchanged for interests in licenses that may enhance U.S. Cellular’s operations or may be sold for cash or other consideration.  U.S. Cellular also continues to evaluate the disposition of certain controlling interests in wireless licenses that are not essential to its corporate development strategy.

FCC Auctions.  From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  The FCC previously auctioned some spectrum in the 700 megahertz band. The FCC auction of additional spectrum in the 700-megahertz band, designated by the FCC as Auction 73, began on January 24, 2008.  As discussed below, U.S. Cellular is participating in Auction 73 indirectly through its interests in King Street Wireless, L.P. (“King Street Wireless”), which is participating in Auction 73.  U.S. Cellular has participated in certain prior FCC auctions, as discussed below.

FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  As noted above, Auction 73 began on January 24, 2008.  If certain reserve prices are not met, the FCC will follow Auction 73 with a contingent auction, referred to as Auction 76.  For purposes of applying its anti-collusion rules, the FCC has determined that both auctions will be treated as a single auction, which means that, in the event that the contingent auction is needed, the anti-collusion rules would last from the application deadline for Auction 73, which was December 3, 2007, until the deadline by which winning bidders in Auction 76 must make the required down payment.  The FCC anti-collusion rules place certain restrictions on business communications with other companies and on public disclosures relating to U.S. Cellular’s participation in an FCC auction.  For instance, these anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business and/or disclosures by U.S. Cellular relating to the auctions, which could last 3 to 6 months or more. As of the time of the filing of this report, Auction 73 was still in progress.

Auction 73.  A subsidiary of U.S. Cellular is a limited partner in King Street Wireless.  King Street Wireless intends to qualify as a “designated entity” and be eligible for bid credits with respect to spectrum purchased in Auction 73.

In January 2008, U.S. Cellular made capital contributions and advances to King Street Wireless and/or its general partner of $97 million to allow King Street Wireless to participate in Auction 73.  As of the time of the filing of this report, Auction 73 was still in progress.  King Street Wireless is in the process of developing its long-term business and financing plans. Pending finalization of King Street Wireless’ long-term financing plans, and upon request by King Street Wireless, U.S. Cellular may agree to make additional capital contributions and/or advances to King Street Wireless and/or its general partner.  U.S. Cellular will consolidate King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of King Street Wireless’ expected gains or losses.

There is no assurance that King Street Wireless will be successful in the auction or that acceptable spectrum will be available at acceptable prices in the auction.  If King Street Wireless is successful in Auction 73, it may be required to raise additional capital through additional debt or equity financing.  In such case, U.S. Cellular may agree to make additional capital contributions and/or advances to King Street Wireless and/or its general partner to provide additional funding of any licenses granted to King Street Wireless pursuant to Auction 73.  The possible amount of such additional capital contributions and/or advances is not known at this time but could be substantial.  In such case, U.S. Cellular may finance such amounts from cash on hand, from borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain such additional financing on commercially reasonable terms or at all.

Auction 66.  A wholly-owned subsidiary of U.S. Cellular is a limited partner in Barat Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66.  Barat Wireless was qualified to receive a 25% bid credit available to “very small businesses”, defined as businesses having annual gross revenues of less than $15 million.  At the conclusion of the auction on September 18, 2006, Barat Wireless was a successful bidder with respect to 17 licenses for which it had bid $127.1 million, net of its bid credit.  On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the successful bidder.  These 17 license areas cover portions of 20 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

Auction 58.  A wholly-owned subsidiary of U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58.  Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.  In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction.  With respect to these licenses, however, Carroll Wireless was qualified to receive a 25% bid credit available to very small businesses.  Carroll Wireless was a successful bidder for 16 license areas in Auction 58, which ended on February 15, 2005.  The aggregate amount paid to the FCC for the 16 licenses was $129.7 million, net of the bid credit to which Carroll Wireless was entitled.  On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to the 16 licenses for which it was the successful bidder.  These 16 license areas cover portions of 10 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

Barat Wireless and Carroll Wireless are in the process of developing long-term business and financing plans.  For financial statement purposes, U.S. Cellular consolidates Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless and Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Barat Wireless’ and Carroll Wireless’ expected gains or losses.

Acquisitions and Exchanges.  On December 3, 2007, U.S. Cellular entered into an agreement to acquire six 12 megahertz C block lower 700 megahertz licenses in Maine for $5.0 million in cash.  This transaction is expected to close in 2008.

On December 3, 2007, U.S. Cellular acquired a 12 megahertz C block lower 700 megahertz license in Kansas for $3.2 million in cash.

On November 30, 2007, U.S. Cellular entered into an exchange agreement with Sprint Nextel which calls for U.S. Cellular to receive from Sprint Nextel PCS spectrum in eight licenses covering portions of four states (Oklahoma, West Virginia, Maryland and Iowa) and, in exchange, for U.S. Cellular to deliver to Sprint Nextel PCS spectrum in eight licenses covering portions of Illinois.  Six of the licenses that U.S. Cellular will receive from Sprint Nextel will add spectrum in areas where U.S. Cellular currently provides service and two of the licenses will provide coverage in areas with incremental population of approximately 88,000.  No cash, customers, network assets or other assets or liabilities will be included in the properties transferred to or to be received from Sprint Nextel.  The eight licenses U.S. Cellular will transfer to Sprint Nextel are in areas where U.S. Cellular currently provides service and has what it considers an excess of spectrum (i.e., it has more spectrum than is expected to be needed to continue to provide high quality service).  The transaction is expected to be completed during the first half of 2008.  As a result of this exchange transaction, TDS recognized a pre-tax loss on exchange of assets of $20.8 million during 2007.

On February 1, 2007, U.S. Cellular acquired, for approximately $18.2 million in cash, 100% of the membership interests in one wireless market in Iowa and obtained the 25 megahertz cellular license, expanding its wireless service in Iowa.

On April 21, 2006, U.S. Cellular acquired, for approximately $18.9 million in cash, the remaining ownership interest in one wireless market in Tennessee, in which U.S. Cellular previously owned a 16.7% interest.

On December 19, 2005, U.S. Cellular completed an exchange of certain wireless markets in Kansas, Nebraska and Idaho with a subsidiary of ALLTEL.  Under the agreement, U.S. Cellular acquired fifteen Rural Service Area (“RSA”) markets in Kansas and Nebraska in exchange for two RSA markets in Idaho and $57.1 million in cash.

In 2004, U.S. Cellular purchased certain minority interests in several wireless markets in which it already owned a controlling interest for $40.8 million in cash.

Pursuant to a transaction with AT&T Wireless that was completed on August 1, 2003, U.S. Cellular acquired rights to acquire 21 licenses that have not yet been assigned to U.S. Cellular.  These rights, which have a recorded value of $42.0 million, are included in Licenses on U.S. Cellular’s Consolidated Balance Sheet.  Of the 21 licenses, only 17 would add incremental territory to U.S. Cellular’s consolidated markets; thus, only these 17 licenses are included in the number of consolidated markets to avoid duplicate reporting of overlapping markets.  During 2007, U.S. Cellular exercised its right to acquire two of the 21 licenses, which includes one of the 17 licenses reported above.  The closing of the acquisitions did not take place prior to December 31, 2007; therefore, the incremental license continues to be included as part of the 17 licenses as of such date.  The closings of the acquisitions are expected to occur in the first half of 2008.  The rights to acquire 18 of the remaining licenses from AT&T Wireless expire on August 1, 2008, and the right to acquire one license does not have a stated expiration date.  U.S. Cellular anticipates acquiring these licenses prior to the expiration of its rights.  All asset values related to the acquired or pending licenses were determined by U.S. Cellular.

Divestitures.  On November 30, 2007, U.S. Cellular entered into an agreement with Sprint Nextel to exchange certain licenses.  See discussion in Acquisitions and Exchanges above.

In October 2006, U.S. Cellular’s interest in Midwest Wireless Communications, L.L.C. (“Midwest Wireless”) was sold to ALLTEL Corporation.  In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash with respect to its interest in Midwest Wireless.  Of this amount, $95.1 million was distributed upon closing and $10.9 million was held in escrow to secure certain true-up, indemnification and other possible adjustments; the funds held in escrow were to be distributed in installments over a period of four to fifteen months following the closing.  During 2007, U.S. Cellular received $4.0 million of funds that were distributed from the escrow, plus interest of $0.3 million.  On January 8, 2008, U.S. Cellular received a final distribution from the escrow of $6.3 million, plus interest of $0.5 million.

On December 19, 2005, U.S. Cellular completed an exchange of certain wireless markets in Kansas, Nebraska and Idaho with a subsidiary of ALLTEL.  See discussion in Acquisitions and Exchanges above.

On December 20, 2004, U.S. Cellular completed the sale of its Daytona Beach, Florida 20 megahertz C block PCS license to MetroPCS California/Florida, Inc. (“MetroPCS”) for $8.5 million.  U.S. Cellular recorded impairment losses related to the Daytona license of $1.8 million in 2004 and a loss of $0.3 million associated with buying out the former partner of the Daytona investment.

On November 30, 2004, U.S. Cellular completed the sale to ALLTEL of certain wireless properties.  U.S. Cellular sold two consolidated markets and five minority interests to ALLTEL for $80.2 million in cash, including repayment of debt and working capital that was subject to adjustment.  U.S. Cellular recorded a gain of $38.0 million related to the sale.

On February 18, 2004, U.S. Cellular completed the sale of certain of its wireless properties in southern Texas to

AT&T Wireless for $96.5 million in cash, including a working capital adjustment.  The properties sold to AT&T Wireless included wireless assets and customers in six markets.  U.S. Cellular recorded a loss of $21.3 million related to the sale.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets.  In general, there are between three and five competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators (“MVNOs”).  U.S. Cellular generally competes against each of the national wireless companies: AT&T Mobility, Sprint Nextel, T-Mobile USA and Verizon Wireless.  However, not all of these competitors operate in each market where U.S. Cellular does business.  These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.  In addition, U.S. Cellular competes against both larger and smaller regional wireless companies in certain areas, including ALLTEL and Leap Wireless International, and resellers of wireless services.  Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of products and services, price, size of area covered, call quality, and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy throughout its markets that it believes has contributed to its overall success, including a relatively low churn rate.

Wireless service providers continue to introduce new handset devices to gain a competitive advantage, as almost everyone who wants and can afford a wireless handset already has one.  The wireless handset is more than just a means for communication.  Consumers’ attitudes have shifted, and continue to shift, and a wireless handset becomes more important year after year as it expands to become the primary communication link to the world as well as a personal entertainment center and source of information.  As penetration in the industry increases over the next few years, U.S. Cellular believes that customer growth will be achieved primarily by capturing persons switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the industry.

The use of national advertising and promotional programs by the national wireless service providers may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators may not provide direct service in a particular market.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to offer family and national calling plans.  U.S. Cellular provides wireless services comparable to the national competitors, but the other wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming and long-distance calling packages over a wider area on their own networks than U.S. Cellular can offer on its network.  If U.S. Cellular offers the same calling area as one of these competitors, U.S. Cellular will incur roaming charges for calls made in portions of the calling area, which are not part of its network, thereby increasing its cost of operations.  In the Central Market Area, U.S. Cellular’s largest contiguous service area, U.S. Cellular can offer larger regional service packages without incurring significant roaming charges than it is able to offer in other parts of its network.

U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network.  If U.S. Cellular is unable to maintain or renew these agreements, U.S. Cellular’s ability to continue to provide competitive nationwide wireless service to its customers could be impaired, which, in turn, would have an adverse effect on its wireless operations.

Bundled offerings, in the form of “triple plays” and “quadruple plays” (combination of cable or satellite television service, high-speed internet, wireline phone service, and wireless phone service), are becoming more common among some of U.S. Cellular’s competitors.  In addition, wireless carriers and others are beginning to roll out new or enhanced technologies to better meet the needs of the “anytime, anywhere” consumer.  Convergence is taking place on many levels, including dual-mode devices that act as wireline or mobile phones depending on location and the incorporation of wireless “hot spot” technology in mobile handsets for improved in-building coverage and for making internet access seamless regardless of location.  The path of future technology is uncertain as carriers decide between fourth generation technology paths, including LTE (Long Term Evolution) and WiMax.  Although less directly a substitute for other wireless services, wireless data services, such as Wi-Fi may be adequate for those who do not need full mobility wide-area roaming or full two-way voice services.  Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.  The FCC’s auction of 700 megahertz spectrum, which began in January 2008, is drawing interest not only from the existing wireless service providers but also from other companies such as Google, which may be looking to enter the wireless service industry.

U.S. Cellular’s approach in 2008 and future years will be to focus on the unique needs and attitudes of its selected target segments towards wireless service.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and differentiate itself through the customer experience and service quality.  U.S. Cellular’s ability to compete successfully in the future will depend upon its ability to anticipate and respond to changes related to new service offerings and customer preferences, competitors’ pricing strategies, technology, demographic trends and economic conditions.

Technology and System Design and Construction

Technology.  Wireless communication systems transmit voice, data, graphics and video through the transmission of signals over networks of radio towers using radio spectrum licensed by the FCC.  Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections.  Because wireless devices require no wireline connection, they allow for maximum mobility of the customer.

There have been a number of technological developments in the wireless industry since its inception.  The first generation of wireless technology was analog.  The second generation of wireless technologies is digital signal transmission technology, which allows wireless communication systems to provide voice service as well as wireless data applications.  The third generation of wireless technologies enables greater speeds of data transmission and is therefore capable of supporting more complex data applications.  In addition, other high-speed wireless technologies, such as Wi-Fi, are also being deployed and may offer mobile broadband capability.  Fourth generation wireless technologies, including LTE and WiMax, are currently under development.  The wireless standards bodies are working to standardize fourth generation wireless technologies to ensure consistent customer experiences.  Fourth generation wireless technologies are planned to be different from previous wireless technologies in that they provide several fold improvement in throughput and capacity, as well as reduced latency for data applications.  These improvements are focused to a large degree on bringing lower latency internet access to the mobile wireless experience.  Fourth generation technologies accomplish this improvement through use of advanced access methods such as OFDMA (orthogonal frequency division multiple access), advanced modulation techniques such as QAM (quadrature amplitude modulation), advanced spatial processing such as MIMO (multiple input multiple output), and IP (Internet Protocol) core architecture.

U.S. Cellular currently deploys code division multiple access (“CDMA”) 1XRTT digital technology throughout virtually all of its networks.  Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States.  U.S. Cellular believes that CDMA technology offers advantages compared to the other second generation digital technologies, including greater spectral efficiency as well as better call quality.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide.  Since CDMA technology is not compatible with GSM technology, U.S. Cellular customers with CDMA only based handsets may not be able to use their handsets when traveling through areas serviced only by GSM-based networks.

Previously, U.S. Cellular deployed Time Division Multiple Access (“TDMA”) technology in a substantial portion of its markets.  As of December 31, 2007, migration of U.S. Cellular’s networks to CDMA technology and migration of customers who used TDMA or analog handsets to CDMA compatible handsets is substantially complete in all of its markets.  However, since TDMA-based network equipment has analog capabilities embedded, U.S. Cellular will continue to operate its TDMA-based networks in order to meet the FCC mandate requiring retention of analog capability through February 2008.  In addition, U.S. Cellular will continue to provide TDMA-based service to its customers who continue to use TDMA-based handsets and to roamers from other wireless carriers who have TDMA-based networks, until it is no longer economical to do so.  U.S. Cellular intends to work with customers who have analog-only handsets in an effort to provide those customers with uninterrupted service prior to discontinuing operation of its TDMA-based networks.

A high quality network as well as continued prudent investments in the network will remain important factors for wireless companies to remain competitive.  U.S. Cellular continually reviews its long-term technology plans.  In late 2006, U.S. Cellular launched services based on Evolution-Data Optimized (“EV-DO”) technology, a third generation technology, on a limited basis.  This technology, which increases the speed of data transmissions on the wireless network, is deployed by certain other wireless companies.  U.S. Cellular will continue to evaluate additional investment in EV-DO technology in light of the demand for the deployment of such technology.

At this point in time, U.S. Cellular’s approach to fourth generation wireless technologies is to seek to ensure that such technologies are reasonably backwards compatible with U.S. Cellular’s current wireless technologies.  U.S. Cellular is seeking to accomplish this by actively participating in the various standards bodies governing the development of fourth generation wireless technologies.  Backward compatibility is intended to help ensure that U.S. Cellular and its customers have a clear and seamless path to new advanced services available on fourth generation networks if and when the adoption and demand for such new services and the competitive environment warrant the deployment of fourth generation wireless technology.

System Design and Construction.  U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of wireless handsets that are compatible with its network technology, based on engineering studies which relate to specific markets.  Such engineering studies are performed by U.S. Cellular personnel or third party engineering firms.  Network reliability is given careful consideration and extensive redundancy is employed in many aspects of U.S. Cellular’s network design.  Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network element failure.

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office.  U.S. Cellular’s wireless systems are designed to facilitate the installation of equipment that will permit microwave interconnection between the mobile telephone switching office and the cell sites.  U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates.  In other areas, U.S. Cellular’s systems rely upon wireline telephone connections to link cell sites with the mobile telephone switching office.  Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to reduce the current and future charges associated with leasing telephone lines from a wireline telephone company.

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

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice services over the next few years.  Increased demand for high-speed data and video services may require the acquisition of additional licenses or spectrum to provide sufficient capacity in markets where U.S. Cellular currently offers or may in the future offer these services.

Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, microwave equipment, engineering and installation.

U.S. Cellular uses primarily its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

The costs (exclusive of the costs to acquire licenses) to develop the systems in which U.S. Cellular owns a controlling interest have historically been financed primarily through proceeds from debt and equity offerings and, in recent years, with cash generated by operations and proceeds from the sales of wireless interests.  U.S. Cellular expects to meet most of its future funding requirements with cash generated by operations and, on a temporary basis, with borrowings under its revolving credit facility.  U.S. Cellular also may have access to public and private capital markets to help meet its long-term financing needs.

Products and Services

Wireless Handset Devices.  U.S. Cellular offers a wide range of wireless handset devices and laptop cards for use by its customers.  All of the wireless devices that U.S. Cellular offers are compatible with its CDMA 1XRTT network and all of the handsets U.S. Cellular currently offers are compliant with the FCC’s E-911 requirements. U.S. Cellular’s network also continues to facilitate analog traffic and its customer service and repair centers continue to provide service to users of analog handsets.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to customers, and U.S. Cellular sells wireless devices to agents and other third-party distributors for resale.

U.S. Cellular frequently discounts wireless handset devices sold to new and current customers and provides upgraded handsets to current customers in response to competition, to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  In most instances, where permitted by law, customers are generally required to sign a new service contract or extend their current service contract with U.S. Cellular at the time the handset sale takes place.

U.S. Cellular has established service facilities in many of its local markets to ensure quality service and repair of the wireless handset devices it sells.  These facilities allow U.S. Cellular to improve its handset repair service by promptly assisting customers who experience equipment problems.  Additionally, the following service repair programs are available to U.S. Cellular customers: over-the-counter exchange, Smart Phone advance exchange, loaner phones, express exchange and return, device recycling and returns of devices.  U.S. Cellular maintains a repair facility in Tulsa, Oklahoma, to handle complex repair issues.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, with the substantial majority of such purchases currently made from Motorola, LG InfoComm, Samsung, Kyocera, UTStarcom, Nokia and Research In Motion.  U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with CAT Logistics for substantially all of its handset and other product warehousing, distribution and direct customer fulfillment requirements.

Wireless Services.  U.S. Cellular’s customers are able to choose from a variety of packaged voice and data pricing plans that are designed to fit different usage patterns and customer needs.  The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning.  U.S. Cellular generally offers wide area and national consumer plans that can be tailored to a customer’s needs by the addition of features or feature packages.  Many plans enable small work groups or families to share the plan minutes, enabling customers to get more value for their money.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s national rate plans price all calls, regardless of where they are made or received in the United States, as local calls with no long distance or roaming charges.  Additionally, U.S. Cellular offers a hybrid prepaid service plan, which includes packages of minutes for a monthly fee.

U.S. Cellular’s easyedgesm brand of enhanced data services uses a binary runtime environment for wireless (“BREW”) technology, licensed from Qualcomm, and adds limited computer-like functionality to handsets, enabling applications to be downloaded over-the-air directly to the customer’s wireless device.  These enhanced data services include downloading news, weather, sports information, games, ring tones and other services.  Applications are added to U.S. Cellular’s easyedgesm catalog on an ongoing basis.  Two new significant categories that were launched in 2007 include (1) a new ring tone portal, ToneRoom, which simplifies the discovery of ring tones for customers both through their handsets and through U.S. Cellular’s new Web portal for ring tones, and (2) new Location Based Service offerings, such as Your Navigator, a Global Positioning System (“GPS”) based directions and points of interest application.  Further enhancing the customer’s ability to explore U.S. Cellular’s easyedgesm catalog, U.S. Cellular introduced its Out the Door Provisioning technology to ensure that each new customer is automatically provisioned with data services at the time of contract signing.  U.S. Cellular plans on further expansion of its easyedgesm and other enhanced services in 2008 and beyond.

During 2007, U.S. Cellular’s Smartphone category was expanded with the addition of its first Windows Mobile handset device, the Motorola Q, and with the launch of a more consumer friendly, multi-media BlackBerry® device, the BlackBerry® 8830 Smartphone.  Handset devices that are considered Smartphones use an identifiable operating system, often with the ability to add applications such as for enhanced data processing, connectivity or entertainment.  In addition, U.S. Cellular expanded its messaging product offering with the launch of Premium SMS for both those customers who like to participate in Interactive TV voting campaigns as well as for those who want to purchase messaging content via short code, and introduced a new mobile music offering which enables simplified handset side-loading of full track music through Napster-to-Go.  U.S. Cellular continues to offer SpeedTalk®, its push-to-talk service, to business customers through its Direct Sales channel but no longer offers this service to retail customers through its retail stores and agents.

In November 2006, U.S. Cellular launched certain enhanced multimedia services, including Digital Radio, Mobile TV and 3D Gaming, over its third generation EV-DO network in Milwaukee, Wisconsin.

Marketing

U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services—built around customer needs—at fair prices, supported by outstanding customer service.  U.S. Cellular operates under a unified brand name and logo, U.S. Cellular®, across all its markets.

U.S. Cellular increases customer awareness using traditional media such as television, radio, newspaper and direct mail advertising, and nontraditional media such as the internet and sponsorships. U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service.  U.S. Cellular’s advertising is directed at gaining and retaining customers, improving potential customers’ awareness of the U.S. Cellular brand, increasing existing customers’ usage of U.S. Cellular’s services and increasing the public awareness and understanding of the wireless services it offers.  U.S. Cellular attempts to select the advertising and promotion media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program.  This program combines nationally supported activities and unique local activities, events, and sponsorships to enhance public awareness of U.S. Cellular and its brand.  These programs are aimed at supporting the communities U.S. Cellular serves.  The programs range from loaning phones to public service operations in emergencies, to assisting victims of domestic abuse through U.S. Cellular’s Stop Abuse From Existing programs, to supporting safe driving programs.

U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, independent agents and direct sales, in the vast majority of its markets, plus the internet and telesales for customers who wish to contact U.S. Cellular through those channels.  U.S. Cellular maintains a low customer churn rate by focusing on customer satisfaction, development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.  The marketing plan stresses the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless telephone equipment which are designed to meet the needs of defined customer segments and their usage patterns.

Company retail store locations are designed to market wireless service to the consumer and small business segments in a setting familiar to these types of customers.  U.S. Cellular’s e-commerce site enables customers to activate service and purchase handsets online, and this site is continually evolving to address customers’ current needs.  Traffic on U.S. Cellular’s Web site is increasing as customers use the site for gathering information, purchasing handsets, signing up for service, exploring easyedgeSM applications and finding the locations of its stores and agents.

Direct sales consultants market wireless service to mid- and large-size business customers.  Retail sales associates work in over 400 U.S. Cellular-operated retail stores and kiosks and market wireless service primarily to the consumer and small business segments.  U.S. Cellular maintains an ongoing training program to improve the effectiveness of sales consultants and retail associates by focusing their efforts on obtaining customers by maximizing the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with agents, dealers and non-Company retailers to obtain customers, and at December 31, 2007 had contracts with these businesses aggregating over 1,300 locations.  Agents and dealers are independent business entities who obtain customers for U.S. Cellular on a commission basis.  U.S. Cellular has provided additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless handsets, wireless service packages and other related products.  U.S. Cellular’s dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies.  Additionally, in support of its overall internet initiatives, U.S. Cellular has recruited agents who provide services exclusively through the internet.  No single agent, dealer or other non-Company retailer accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepaid and postpay services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2007, U.S. Cellular had approximately 558,000 reseller customers.  For the year ended December 31, 2007, revenues from resale business were less than 1% of total service revenues.

U.S. Cellular believes that, while strategy is set at the corporate level, day-to-day tactical operating decisions should be made close to the customer and, accordingly, it manages its operating market areas with a decentralized staff, including sales, marketing, network operations, engineering, human resources and finance personnel.  Additionally, U.S. Cellular currently operates five regional Customer Care Centers whose personnel are responsible for customer service activities, and two national financial services centers, whose personnel perform other credit and customer payment activities.

Customers and System Usage

U.S. Cellular provides service to a broad range of customers from a wide spectrum of demographic segments. U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts.  U.S. Cellular focuses on both retail consumer and business customers, with its business customer focus being on small-to-mid-size businesses in vertical industries such as construction, retail, professional services and real estate.  These industries are primarily served through U.S. Cellular’s retail and direct sales channels.

On average, the customers in U.S. Cellular’s consolidated markets used their wireless systems approximately 859 minutes per month and generated retail service revenue of $44.27 per month during 2007, compared to 704 minutes and $41.44 per month in 2006.  Additional revenues generated by roamers using U.S. Cellular’s systems for voice and data services and higher regulatory fees such as universal service fund (“USF”) contributions which are billed to customers, brought U.S. Cellular’s total average monthly service revenue per customer to $51.13 during 2007, an increase of 8% from $47.23 in 2006.  U.S. Cellular anticipates that total service revenues will continue to grow for several years.

U.S. Cellular’s main sources of revenues are from its own customers and from inbound roaming customers.  The interconnectivity of wireless service enables a customer who is in a wireless service area other than the customer’s home service area (“a roamer”) to place or receive a call in that service area.  U.S. Cellular has entered into roaming agreements with operators of other wireless systems covering virtually all systems with TDMA and CDMA technology in the United States, Canada and Mexico.  Roaming agreements offer customers the opportunity to roam on these systems.  These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems.  In addition, a customer of a participating system roaming in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls on U.S. Cellular’s system.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then bills the customer.  In some instances, based on competitive factors, many carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged to the carriers by other wireless carriers for roaming.

U.S. Cellular’s customer bills typically show separate charges for custom usage features, airtime in excess of the packaged amount (such packages may include roaming and toll usage), roaming, toll calls and data usage. Custom usage features provided by U.S. Cellular include wide-area, national and mobile-to-mobile call delivery, caller id/blocking, call forwarding, voice mail, call waiting and three-way calling.  Custom data features provided by U.S. Cellular include email services, instant messaging, and text and picture messaging.

The following table summarizes certain information about customers and market penetration in U.S. Cellular’s consolidated operations.

	Year Ended or At December 31,
	2007	2006	2005	2004	2003
Total number of consolidated markets (1)	218	201	189	175	182
Total population of consolidated markets (000s) (2)	82,371	55,543	45,244	44,391	46,267
Total population of consolidated operating markets (000s)	44,955	44,043	43,362	39,893	39,549
Customers:
at beginning of period (3)	5,815,000	5,482,000	4,945,000	4,409,000	4,103,000
net acquired (divested) during period (4)	6,000	23,000	60,000	(91,000)	(141,000)
additions during period (3)	1,761,000	1,535,000	1,540,000	1,557,000	1,357,000
disconnects during period (3)	(1,460,000)	(1,225,000)	(1,063,000)	(930,000)	(910,000)
at end of period (3)	6,122,000	5,815,000	5,482,000	4,945,000	4,409,000
Market penetration at end of period:
Consolidated markets (5)	7.4%	10.5%	12.1%	11.1%	9.5%
Consolidated operating markets (5)	13.6%	13.2%	12.6%	12.4%	11.1%

(1)

Represents the number of licensed areas in which U.S. Cellular owned a majority interest or other interest at the end of each year. The results of operations of these licensed areas are included in U.S. Cellular’s Consolidated Statements of Operations.

(2)

The increase in Total Population in 2007 reflects the licenses awarded to Barat Wireless at the conclusion of Auction 66; the increase in Total Population in 2006 reflects the licenses awarded to Carroll Wireless at the conclusion of Auction 58; the decline in Total Population in 2004 reflects the divestitures of markets to AT&T Wireless and ALLTEL.

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
(5)

Calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.

Regulation

Regulatory Environment.  U.S. Cellular’s operations are subject to FCC and state regulation.  The wireless licenses U.S. Cellular holds are granted by the FCC for the use of radio frequencies in the 700 megahertz band, the 800 megahertz band (“cellular” licenses), the 1900 megahertz band (personal communications service or “PCS” licenses), and in the 1700/2100 megahertz band (Advanced Wireless Services (“AWS-1”)), and are an important component of the overall value of U.S. Cellular’s consolidated assets.  The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (“Communications Act”).  In 1996, Congress enacted the Telecommunications Act of 1996 (“Telecommunications Act”), which amended the Communications Act.  The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and streamline regulation of the telecommunications industry to remove regulatory burdens, as competition develops.  The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless service under the Communications Act, and is implementing the legislative objectives of the Telecommunications Act, as discussed below.

Licensing—Wireless Service.  For cellular telephone licensing purposes, the FCC has divided the United States into separate geographic markets (MSAs and RSAs).  In each market, the allocated cellular frequencies are divided into two equal blocks of 25 megahertz each.  The FCC originally allocated a total of 140 megahertz for broadband PCS.  The FCC has allocated 90 megahertz for AWS-1 spectrum.

Subject to some conditions, the FCC permits licensees to split their licenses and assign a portion, on either a geographic or frequency basis, or both, to a third party.  The completion of acquisitions involving the transfer of control of all or a portion of a wireless system requires prior FCC approval.  Acquisitions of minority interests generally do not require FCC approval.  Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.  See “Other Recent FCC Actions” below for additional wireless service licensing actions.

The FCC currently places no limit on the amount of spectrum that an entity may hold in a particular wireless market.  The FCC previously prohibited entities that controlled a cellular system in a given market from controlling the competing cellular system in that market.  In 2002, that rule was repealed for MSAs and in 2005 for RSAs.  In 2003, the FCC eliminated the wireless “spectrum cap,” which had prohibited any one entity from holding more than 55 megahertz of cellular, PCS, and Specialized Mobile Radio (“SMR”) spectrum in a given cellular or PCS market.  The FCC now determines whether an acquisition of wireless licenses is in the public interest on a case-by-case basis.  Under current guidelines, the FCC will assess the competitive situation resulting from the proposed acquisition when, as a result of the proposed transaction, any one entity will control more than 95 megahertz of cellular, PCS, SMR and 700 megahertz spectrum in a given market.  If the entity will control 95 megahertz of such spectrum or less, the FCC presumes that there are no competitive concerns.

Licensing—Facilities.  The FCC must be notified each time an additional cell site for a wireless system is constructed which enlarges the service area of a given cellular market.  The height and power of base stations in wireless systems are regulated by FCC rules, as are the types of signals emitted by these stations.  The FCC also imposes a requirement that all wireless licensees register and obtain FCC registration numbers for all of their antenna towers which require prior FAA clearance.  All new towers must be registered at the time of construction. All wireless towers of less than 10 meters in height, building-mounted antennas and wireless telephones must comply with radio frequency radiation guidelines.  The FCC also regulates tower construction in accordance with its regulations, which carry out its responsibilities under the National Environmental Policy Act and the Historic Preservation Act.  In October 2004, the FCC adopted a Nationwide Programmatic Agreement which exempts certain new towers from historic preservation review, but imposes additional notification and approval requirements on carriers with respect to state historic preservation officers and Native American tribes with an interest in the tower’s location.  In addition to regulation by the FCC, wireless systems are subject to certain Federal Aviation Administration (“FAA”) regulations with respect to the siting, construction, painting and lighting of wireless transmitter towers and antennas as well as local zoning requirements.  U.S. Cellular believes that its facilities are in compliance with these requirements.

Licensing—Commercial Mobile Radio Service.  Pursuant to 1993 amendments to the Communications Act, cellular, personal communications and advanced wireless services are classified as commercial mobile radio service, in that they are services offered to the public for a fee and are interconnected to the public switched telephone network.  The FCC has determined that it will not require carriers providing such services to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.

All commercial mobile radio service wireless licensees must satisfy specified coverage requirements.  Licensees which fail to meet the coverage requirements may be subject to forfeiture of their licenses.  Cellular licensees were required, during the five years following the initial grant of the respective license, to construct their systems to provide service (at a specified signal strength) to the territory encompassed by their service area. Failure to provide such coverage resulted in reduction of the relevant license area by the FCC.  All 30 megahertz block PCS licensees must construct facilities that provide coverage to one-third of the population of the service area within five years of the initial license grants and to two-thirds of the population within ten years.  All other personal communication service licensees and certain 10 and 15 megahertz block licensees must construct facilities that provide coverage to one-fourth of the population of the licensed area or “make a showing of substantial service in their license area” within five years of the original license grants.

In a rulemaking proceeding concluded in July of 2004, the FCC amended its rules to add a substantial service option alternative for 30 megahertz block PCS licensees to the service specific construction benchmarks already available to these licensees.  These rules, which took effect on February 14, 2005, give carriers greater flexibility to provide service based on the needs of individual customers and their own unique business plans.  AWS-1 licensees are also subject to a “substantial performance” standard during their license term.  The FCC is currently considering possible revisions to this performance standard, including a percentage of geographic or population coverage, in a proceeding which will likely conclude in 2008.

Cellular and PCS licenses are granted for ten-year periods.  As an exception to the general rule, AWS-1 spectrum licenses granted before December 31, 2009 have a fifteen-year term.  In April of 2007, the FCC amended its rules to establish initial license terms for 700 megahertz Commercial Services Band Licenses of ten years from February 17, 2009.

The FCC has established standards for conducting comparative renewal proceedings between a cellular licensee seeking renewal of its license and challengers filing competing applications.  The FCC has (i) established criteria for comparing the renewal applicant to challengers, including the standards under which a renewal expectancy will be granted to the applicant seeking license renewal; (ii) established basic qualifications standards for challengers; and (iii) provided procedures for preventing possible abuses in the comparative renewal process.  The FCC has concluded that it will award a renewal expectancy if the licensee has (i) provided “substantial” performance, which is defined as “sound, favorable and substantially above a level of mediocre service just minimally justifying renewal;” and (ii) complied with FCC rules, policies and the Communications Act.  A majority of geographically licensed services, including PCS licensees and AWS-1 licensees also are afforded similar renewal expectancy.  If renewal expectancy is awarded to an existing licensee, its license is renewed and competing applications are not considered.  All of U.S. Cellular’s licenses which it applied to have renewed between 1995 and 2007 have been renewed.

In April of 2007, the FCC established a separate renewal processing procedure for 700 megahertz Commercial Services Band licensees by eliminating the filing of competing applications to the renewal requests of 700 megahertz licensees.  Under these revised procedures, however, 700 megahertz renewal applicants will be required to make “substantial service” showings which may in some cases require demonstration of service coverage which exceeds the FCC’s buildout requirements for this service.

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

E-911.  There are certain ongoing regulatory proceedings before the FCC which are of particular importance to the wireless industry.  In one proceeding, the FCC has imposed enhanced wireless 911, or E-911, regulations on wireless carriers.  The rules require wireless carriers to provide different levels of detailed location information about E-911 callers depending on the capabilities of the local emergency call center, or Public Safety Answering Point (“PSAP”).  U.S. Cellular has implemented phase one E-911 in all its markets where the local PSAP has requested the service and can process the location information requested.  U.S. Cellular is also in compliance with the FCC’s requirement that 95 percent of all the handsets in use on its network have GPS-capabilities.

In 2007, the FCC issued an order that requires wireless carriers to provide increasingly more accurate location information about E-911 callers to local PSAPs.  The 2007 order requires carriers to transition from testing and confirming compliance with the FCC’s location accuracy requirements in a geographic area as large as a state to testing and confirming compliance with the FCC’s location accuracy requirements in the following smaller and smaller geographic areas: (i) each Department of Commerce Economic Area (currently 176 across U.S. country) the carrier operates in by September 11, 2008; (ii) each MSA (currently 305 in the U.S.) or RSA (currently 427 in the U.S.) the carrier operates in by September 11, 2010 and (iii) the geographic area of each PSAP (over 7500 PSAPs in FCC’s registry) in the carrier’s service area no later than September 11, 2012.  The 2007 order is controversial because many wireless carriers have argued that the technology does not currently exist to allow carriers to comply with these new accuracy requirements for every PSAP.  Compliance with these requirements will likely require a significant commitment of personnel and financial resources for new equipment, software and additional location accuracy testing.

Communications Assistance to Law Enforcement Act.  Under a 1994 federal law, the Communications Assistance to Law Enforcement Act (“CALEA”), all telecommunications carriers, including U.S. Cellular and other wireless licensees, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity.  U.S. Cellular timely purchased and installed CALEA-compliant equipment prior to the effective date of the FCC’s new CALEA rules.

Pending Proceedings – Reciprocal Compensation.  Since 1996, FCC rules generally have required symmetrical and reciprocal compensation, that is, payment at the same rate, for interconnecting wireless and local exchange facilities.  Asymmetrical rates can be set if carrier costs justify such rates.  In the absence of an order by a state public utilities commission establishing carrier interconnection costs, rates can be set in accordance with FCC default “proxy” rates or carriers may agree not to compensate each other, a so called “bill and keep” arrangement.  The states have jurisdiction over such interconnection proceedings.  In February 2005, the FCC adopted an order finding that state “wireless termination tariffs,” which certain local wireline carriers had sought to impose in the absence of interconnection agreements with wireless carriers, were unlawful.  The order applied prospectively and required the negotiation of interconnection agreements to set rates.  It also clarified that wireline carriers may request such agreements from wireless carriers, as well as vice versa, which had not been clear under the rules.

The FCC currently is considering changes to the entire system of intercarrier compensation, of which wireless-wireline interconnection is a part.  It is not possible to predict with certainty the results of that proceeding but it is likely that the FCC will require increased emphasis on cost-based charges and, thus, that there would be fewer rate based subsidies for local exchange carriers, including those contained in interstate “access charges,” which wireless carriers also must pay on calls to wireline carriers deemed to be “interstate” calls under the FCC’s rules.  Such a result would be favorable to wireless carriers.

Pending Proceedings – Automatic Roaming.  In 2007, the FCC issued an order which requires wireless carriers to allow other wireless carriers’ customers to “roam” on their systems “automatically,” that is, by prior agreement between carriers.  The FCC ruling applies only to “real-time, two way switched voice or data services that are interconnected with the public switched network” and text messaging services.  This ruling is generally favorable to smaller and regional carriers who may have been at a competitive disadvantage relative to the national carriers if they were unable to obtain roaming arrangements on reasonable terms and conditions.  The order, however, does not extend the obligation to markets in which the carrier seeking to roam holds an FCC license even if such carrier has yet to build out its network in such market.  The FCC has sought additional comment on the possibility of extending this requirement to data roaming which is not connected to the public switched network, such as wireless broadband internet access.  Action by the FCC on this data roaming issue is possible during 2008.

Pending Proceedings – Truth in Billing.  On March 18, 2005, the FCC released an Order and Notice of Proposed Rulemaking (“NPRM”) which adopted rules to regulate the wording of wireless carrier bills.  The order also preempted state regulation of wireless billing.  The NPRM, upon which the FCC has not acted, will impose additional requirements on wireless billing.  The order became effective on August 25, 2005, and has been the subject of an appeal.  In July 2006, the U.S. Court of Appeals for the Eighth Circuit reversed the FCC and set aside its order in a decision later upheld by that court on reconsideration.  On January 22, 2008, the U.S. Supreme Court decided not to review the decision.  Thus, conflicting state regulation of wireless bills will now be permitted, a result unfavorable to wireless carriers, unless the FCC finds another basis for pre-empting state regulation of wireless bills.

Pending Proceedings – Early Termination Fees.  On May 18, 2005, the FCC issued two public notices seeking comment on whether wireless “early termination fees” are to be considered a “rate” under Section 332 of the Act and, thus, exempt from state regulation and/or state consumer class action or other lawsuits.  FCC action is possible during 2008, and it would be in the interest of wireless carriers for the FCC to rule that such fees are, in fact, a wireless “rate.”  Legislation has also been introduced in Congress which would regulate wireless carriers’ ability to charge early termination fees to customers.

Pending Proceedings – Customer Proprietary Network Information (“CPNI”).  FCC rules require all carriers to safeguard the CPNI of their customers and prevent its disclosure to any person not authorized by the customer to possess such information.  CPNI is information relating to a customer’s telephone usage, such as numbers called and numbers from which calls were received.  Wireless carriers may themselves use CPNI to market additional wireless services to customers without their prior consent but must obtain such consent to market non-wireless services.  The CPNI issue has become prominent recently in light of disclosures of unauthorized persons coming into possession, through fraudulent means, of the customer telephone records of certain wireless carriers and then selling such information.  During 2007, the FCC issued an order which imposed additional obligations upon wireless carriers to safeguard customer data.  Those regulations became effective on December 8, 2007.  U.S. Cellular has implemented a series of new practices and procedures intended to comply with those regulations.

Pending Proceedings – Backup Power Requirements.  During 2007, the FCC issued an order which requires all wireless carriers to provide 24 hours of backup power to all switching sites and eight hours of backup power to each cell site (excluding sites where compliance is precluded by federal, state, tribal or local law, or by a risk to safety of life or health, or is prohibited by a legal obligation or agreement.)  Within six months of the effective date of the rules (expected in mid 2008), each wireless carrier will be required to file a report with the FCC detailing its state of compliance.  A carrier will then have an additional six months to file a compliance plan with the FCC with respect to those sites identified in the initial report for which the carrier is unable to provide the required amount of backup power.

Pending Proceedings – Universal Service.  The Telecommunications Act establishes principles and a process for implementing a modified “universal service” policy.  This policy seeks nationwide, affordable service and access to advanced telecommunications and information services.  It calls for reasonably comparable urban and rural rates and services.  The Telecommunications Act also requires universal service to schools, libraries and rural health facilities at discounted rates.  Wireless carriers must provide such discounted rates to such organizations in accordance with federal regulations.  The FCC has implemented the mandate of the Telecommunications Act to create a universal service support mechanism “to ensure that all Americans have access to telecommunications services.”  The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis.  At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the “universal service” fund, to which, as noted above, all carriers with interstate and international revenues must contribute.  Such payments, which were based on a percentage of the total “billed revenue” of carriers for a given previous period of time, began in 1998.

Since February 2003, such payments have been based on estimates of future revenues.  Previously, these payments were based on historical revenues.  Carriers are free to pass such charges on to their customers. Wireless carriers are also eligible to receive universal service support payments in certain circumstances if they provide specified services in “high cost” areas.  U.S. Cellular has sought designation as an eligible telecommunications carrier (“ETC”) qualified to receive universal service support in several states.  To date, U.S. Cellular has been designated as an ETC carrier in the states of Washington, Iowa, Wisconsin, Oregon, Oklahoma, Maine, Kansas, Nebraska and Missouri, and has received payments for services provided to high cost areas within those states.

In 2007, U.S. Cellular paid over $116 million in contributions into the universal service fund.  It also received $98 million in high cost support payments for its service to high cost areas in the states referred to above.  Currently before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service high cost fund in various ways.  These proposals include:  the creation of separate wireless, wireline, and broadband funds, with an overall “cap” on all funds, including the wireless fund; a separate cap on payments to wireless carriers; elimination of the “identical support” rule, thereby requiring wireless carriers to receive support based on their own costs rather than wireline “per line” costs; using “reverse auctions” (a form of competitive bidding) to determine the amount of support to be provided to ETCs, and limiting the number of carriers eligible to receive support for a given area.  The FCC will consider these proposals and others in 2008.  It is not certain which of them, if any, will be adopted.  Adoption by the FCC of any form of “cap”, of limits on the number of carriers eligible to receive support for a given area, or of its proposals related to identical support or reverse auctions would likely reduce the amount of support that wireless carriers would be eligible to receive.

700 Megahertz Spectrum Auction.  In January 2000, pursuant to a congressional directive, the FCC adopted service rules for licensing the commercial use of 30 megahertz of spectrum in the 747-762 megahertz and 777-792 megahertz spectrum bands.  Subsequently, the FCC adopted service rules for the 688-746 megahertz band, portions of which were auctioned in 2002 and 2003.  Those rules provided that a majority of the spectrum in these bands would be auctioned in large regional service areas, although there were portions available which cover individual MSA and RSA markets.  The FCC has conducted two auctions for such MSA and RSA licensed spectrum and certain other portions of the 688-746 megahertz spectrum which ended in September 2002 and June 2003, respectively. An additional auction to license the remaining unauctioned 62 megahertz of 700 megahertz spectrum, consisting of REAG, EA and CMA licenses, commenced on January 24, 2008.

Other Recent FCC Developments.  In October 2006, the FCC confirmed that it intended to expand competition in the broadband sector by opening up underutilized television broadcast spectrum for new low power fixed and personal/portable uses.  The FCC left open important issues to be addressed in rulemaking proceedings such as how low power devices might be used on TV channels without causing harmful interference to broadcast incumbents and whether such low power uses should be provided on an unlicensed or a licensed basis.

Telecommunications Act – General.  The primary purpose and effect of the Telecommunications Act is to open all telecommunications markets to competition.  The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful.  It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings.  It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

In May 2003, the FCC adopted new spectrum leasing policies which permit licensees of cellular, PCS, and SMR spectrum, among other bands, to lease to third parties any amount of spectrum in any geographic area encompassed by their licenses, and for any period of time not extending beyond the current term of the license.  The FCC has also adopted streamlined processing rules for applications for assignment and transfer of control of telecommunications carrier licenses.  These new rules and policies were expanded and clarified by the FCC in July of 2004 to permit spectrum leasing in additional wireless services, to streamline processing of spectrum leasing applications as well as traditional license transfers and assignments and to establish new categories of spectrum leasing arrangements.

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

In 2000, the FCC ruled that the preemption provisions of the Communications Act do not preclude the states from acting under state tort, contract, and consumer protection laws to regulate the practices of commercial mobile radio service carriers, even if such activities might have an incidental effect on wireless rates.  This ruling has led to more state regulation of commercial mobile radio service carriers, particularly from the standpoint of consumer protection.  U.S. Cellular intends to comply with state regulation and to seek reasonable regulation of its activities in this regard.

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

On December 7, 2004, the United States Court of Appeals for the District of Columbia upheld, in EMR Network v. FCC, the FCC’s current requirements regarding radio frequency emissions and held that the FCC was not obliged to commence inquiry into the non-thermal effects of radio frequency emissions.  The court also evaluated the studies relied upon by the plaintiffs and concluded they were insufficient.  The FCC however, is considering changes in its rules regarding human exposure to radio frequency magnetic fields in a separate proceeding.

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

Several other cases alleging injury were filed as were class action cases alleging that wireless telephones increase the risk of adverse health effects unless they are used with headsets.  In March 2005, the U.S. Court of Appeals for the Fourth Circuit reversed a lower court’s decision in the case of Pinney v. Nokia, et al., which had dismissed five class action lawsuits alleging that the wireless industry had endangered consumers by selling mobile phones without headsets.  The court found that the federal court did not have jurisdiction over the claims in four of the cases and held that the state law claims were not pre-empted by federal law in the fifth case.  In October 2005, the U.S. Supreme Court declined to review the Fourth Circuit decision.

Subsequently, four of the cases were remanded to state courts in New York, Pennsylvania, Maryland and Georgia where they were filed.  Thereafter, plaintiffs amended their complaints in two of the cases to add new defendants and those defendants removed the cases to federal court under the provisions of the newly enacted Class Action Reform Act.  Plaintiffs have voluntarily dismissed all but one of the putative class action cases. That case is currently pending in federal district court.  Also following the Fourth Circuit’s decision in Pinney, the FCC was granted leave to participate as amicus curiae in a case alleging a brain injury from use of a wireless phone and has filed a brief indicating the agency’s disagreement with the preemption aspect of that decision.

In August 2007, a judge in the Superior Court of the District of Columbia dismissed six pending “brain cancer” class action lawsuits, against Qualcomm, Nokia and other handset manufacturers on federal pre-emption grounds.

There can be no assurance that the outcome of these or other lawsuits will not have a material adverse effect on the wireless industry, including U.S. Cellular.  U.S. Cellular carries insurance with respect to such matters, but there is no assurance that such insurance would be sufficient, will continue to be available or will not be cost-prohibitive in the future.

TDS Telecom Operations

Overview

TDS’ wireline operations are conducted through TDS Telecommunications Corporation (“TDS Telecom”) and its subsidiaries.  TDS Telecom is a wholly owned subsidiary of TDS.  TDS Telecom’s corporate headquarters are located in Madison, Wisconsin.  TDS Telecom is a holding company that, through its affiliates, provides high-quality communication services, including full-service local and long-distance voice service, broadband services, including high-speed internet access, and video services, to rural and suburban communities.  TDS Telecom has 111 telephone company subsidiaries that are incumbent local exchange carriers.  An Incumbent Local Exchange Carrier (“ILEC”) is an independent local telephone company that, before the Telecommunications Act of 1996 (“Telecom Act”), in most instances had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory.  TDS Telecom served approximately 762,700 equivalent access lines in 28 states through its ILEC subsidiaries at December 31, 2007.  Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is the individual circuit connecting a customer to a telephone company’s central office facilities.

TDS Telecom subsidiaries also provide telecommunications services as a competitive local exchange carrier in Illinois, Michigan, Minnesota (including Minneapolis/St. Paul), North Dakota and Wisconsin (including Madison and Milwaukee) under the TDS Metrocom brand name.  Competitive Local Exchange Carriers (“CLEC”) enter the operating areas of ILECs to offer local exchange and other telephone services.  TDS Telecom served approximately 435,000 equivalent access lines through its CLEC subsidiaries at December 31, 2007.

The table below sets forth, as of December 31, 2007, the ten largest states of TDS Telecom’s operations based on the number of equivalent access lines and the percentage of the total number of equivalent access lines operated by all of the telephone subsidiaries of TDS Telecom.

State	Number of Equivalent Access Lines at December 31, 2007	Percent of Total
Wisconsin	382,500	31.9%
Michigan	148,300	12.4%
Tennessee	137,300	11.5%
Minnesota	113,800	9.5%
Georgia	62,300	5.2%
New Hampshire	41,300	3.5%
Indiana	37,300	3.1%
Illinois	30,500	2.5%
Alabama	29,800	2.5%
Maine	29,300	2.4%
Total for 10 Largest States	1,012,400	84.5%
Other States	185,300	15.5%
Total	1,197,700	100.0%

Each TDS Telecom ILEC provides wireline local telephone service to residential and business customers through its switching and intra-city network.  Long-distance or toll service is provided by TDS Telecom’s own long-distance unit that resells long-distance service in its ILEC markets and through connections with long-distance carriers which purchase network access from the TDS Telecom ILECs.  The long-distance unit served 345,200 ILEC access lines at December 31, 2007.

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

TDS Telecom is committed to offering a full complement of wireline telecommunications services to its customers using customer friendly bundling of those services to provide a single source tailored for its customers’ telecommunication needs.  TDS Telecom intends to provide its customers with expanded communications products and services covering their voice, broadband and video needs.

The following table summarizes certain information regarding TDS Telecom’s incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations:

	Year ended or at December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
ILEC Equivalent Access Lines (1)	762,700	757,300	735,300	730,400	722,200
% Residential	76.4%	75.7%	75.4%	74.8%	74.6%
% Business (nonresidential)	23.6%	24.3%	24.6%	25.2%	25.4%
CLEC Equivalent Access Lines (1)	435,000	456,200	448,600	426,800	364,800
% Residential	30.1%	33.9%	36.0%	38.1%	37.2%
% Business (nonresidential)	69.9%	66.1%	64.0%	61.9%	62.8%
Dial-up Internet Customers:
ILEC	56,300	77,100	90,700	101,300	112,900
CLEC	7,600	10,200	14,200	18,200	22,200
Digital Subscriber Line Customers:
ILEC	143,500	105,100	65,500	41,900	23,600
CLEC	43,300	42,100	36,400	29,000	20,100
ILEC Long-distance Customers (2)	345,200	340,000	321,500	295,000	230,500
Consolidated:
Total revenues	$860,211	$875,918	$904,085	$880,145	$862,988
Depreciation and amortization expense	157,462	159,612	165,616	170,014	163,399
Operating income	141,202	128,856	160,725	37,070	151,287
Construction expenditures	128,180	130,434	124,610	138,247	139,218
Business segment assets	$1,825,702	$1,848,003	$1,864,835	$1,961,331	$2,076,948
ILEC:
Total revenues	$629,983	$645,525	$669,724	$658,330	$653,038
Depreciation and amortization expense	133,440	135,370	135,178	131,665	130,036
Operating income	127,390	129,994	168,933	183,178	177,144
Construction expenditures	111,806	113,179	97,493	103,069	111,924
Business segment assets	$1,679,838	$1,699,817	$1,703,443	$1,807,044	$1,838,818
CLEC:
Total revenues	$236,529	$235,804	$239,341	$226,259	$213,800
Depreciation and amortization expense	24,022	24,242	30,438	38,349	33,363
Operating income (loss)	13,812	(1,138)	(8,208)	(146,108)	(25,857)
Construction expenditures	16,374	17,255	27,117	35,178	27,294
Business segment assets	145,864	148,186	161,392	154,287	238,130
Intra-company Revenue Elimination	$(6,301)	$(5,411)	$(4,980)	$(4,444)	$(3,850)

(1)        “Equivalent access lines” are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is the individual circuit connecting a customer to a telephone company’s central office facilities.

(2)        Beginning January 1, 2004, long-distance customers reflect the number of access lines used by customers that have chosen TDS Telecom as their primary interexchange carrier.  Prior to that, a count of customers was used.  Individual customers may have multiple access lines with TDS long distance service.  At December 31, 2003, the 230,500 customers represented 255,700 access lines.

Business Strategy

TDS Telecom’s strategy is to be the preferred provider of telecommunications services—including voice, broadband, and video services—in its chosen markets.  This strategy encompasses many components including: developing service and product, market and customer strategies; investing in networks and deploying advanced technologies; monitoring the competitive environment; advocating with respect to state and federal regulation for positions that support its ability to provide advanced telecommunications services to its customers; and exploring transactions to acquire or divest properties that would result in strengthening its operations.  Each of these components is discussed in more detail below.

TDS Telecom seeks to protect revenue streams in its ILEC operations by providing its customers with state-of-the-art telecommunications solutions, maintaining high quality service and selectively acquiring local telephone companies.  Management believes that TDS Telecom has a number of advantages as an ILEC, including a modern network substantially upgraded to provide a variety of advanced calling and broadband services, a strong local presence and an established brand name.  However, the competitive environment in the telecommunications industry has changed significantly as a result of technological advances, changing customer requirements and regulatory activities.  In response to this challenging competitive environment, TDS Telecom’s business plan is designed for a full-service telecommunications company, including both incumbent and competitive local exchange carrier operations.  The business plan provides for TDS Telecom to meet these challenges in several areas:

•                  Outperform market competitors by focusing on customer satisfaction and providing superior service;

•                  Fortify existing markets with an emphasis on providing a robust set of services, including advanced broadband services;

•                  Offer a full complement of services and offer the option of bundled packages of services to customers for their convenience and for cost savings;

•                  Introduce new products and services to strengthen customer relationships and enhance revenue streams;

•                  Intensify development of the network and transition to digital internet protocol technology;

•                  Provide video services through terrestrial deployment and resale through a satellite provider;

•                  Drive substantial productivity gains to help achieve profitable growth;

•                  Aggressively advocate public policy that recognizes the importance of rural Americans having access to state-of-the-art telecommunications services.

Both ILECs and CLECs are faced with significant challenges, including competition from cable television, wireless and other wireline providers, the industry decline in use of second lines by customers, decreases in network access rates, changes in regulation, and new technologies such as Voice over Internet Protocol (“VoIP”).  These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

Incumbent Local Exchange Carrier Segment

As of December 31, 2007, TDS Telecom was the eighth largest local exchange telephone company in the United States.  This ranking was based on the number of telephone access lines served.  All of TDS Telecom’s access lines are served by digital switching technology, which, in conjunction with other technologies, allows TDS Telecom to offer additional premium services to its customers.

TDS Telecom provides service to both retail and wholesale customers.  Retail customers are customers that reside within the ILEC service territories to whom TDS Telecom provides direct telecommunication services.  Retail customers are composed primarily of residential customers and businesses, and government and institutional users.  Wholesale customers are primarily interexchange carriers (companies that provide long-distance telephone service between local exchange areas) that compensate TDS Telecom for (i) providing services in connection with the use of its facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) for billing and collection services.

TDS Telecom’s ILEC retail operations provide local telephone service, access to the long-distance network for customers in their respective service areas, broadband service and video through a resale agreement with a satellite provider.  The ILECs also provide directory advertising through contracts with outside vendors.  TDS Telecom provides centralized services as well as administrative and support services to field operations from its corporate offices in Madison, Wisconsin.

The ILEC retail presence includes 111 companies in 28 states.  These companies serve both residential and business customers.  At December 31, 2007, approximately 76% of TDS Telecom’s ILEC equivalent access lines serve residential customers and approximately 24% serve business customers.

The retail customer base is a mix of rural, small town and suburban customers, with concentrations in the Upper Midwest and the Southeast.  At December 31, 2007, approximately 81% of TDS Telecom’s ILEC retail customers are located in rural and small town areas, while the other 19% are located in more suburban markets.  TDS Telecom’s promotional and sales strategy for the retail customer consists of two major initiatives: building brand equity by creating awareness of the TDS Telecom brand name and using direct marketing to sell specific products and services.  The more rural and diverse nature of TDS Telecom’s markets has historically made direct marketing more efficient and cost effective than mass media such as radio and television.  In addressing its consumer markets, TDS Telecom has made extensive and aggressive use of direct mail.  It has been more selective, though still active, in the use of other alternative marketing channels such as telemarketing as a means of generating sales.  Newspaper advertising is used as well.  TDS Telecom continues to explore new ways of marketing to its customers, in particular, finding ways to better take advantage of the marketing capabilities of the internet.  Uniform branding is making the use of mass media more attractive, and TDS Telecom has increasingly incorporated these elements into its media mix.

Most ILEC business customers could be described as small to medium sized businesses or small office/home office customers.  TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, real estate, hotels and motels, education and government.  TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to the commercial markets, which are segmented into tiers based on size (in terms of both lines and revenues) and strategic importance.  Different sales and distribution channels are targeted at each segment.

TDS Telecom’s wholesale presence involves a diverse customer base.  TDS Telecom receives a significant amount of its incumbent local exchange carrier revenue from the sale of traditional wholesale services, such as access services and billing and collection services to the interexchange carriers.  TDS Telecom continues to provide a high level of service to traditional interexchange carrier wholesale customers such as AT&T, MCI and Sprint.  Recent and proposed regulatory changes and mergers discussed below may affect the sources of TDS Telecom’s ILEC wholesale revenues.

The wholesale market focus is on access revenues.  TDS Telecom’s operating telephone subsidiaries receive access revenue as compensation for carrying interstate and intrastate  traffic on their networks.  Access services, billing and collection services and other primarily traditional wholesale offerings generated $288 million, or approximately 46% of TDS Telecom’s ILEC revenue for the year ended December 31, 2007, compared to $314 million or approximately 51% in 2006.  The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return, (see “Incumbent Local Exchange Carrier Regulation” below).

The FCC’s re-examination of all currently regulated forms of access and accompanying compensation is ongoing and the prospect for action is uncertain.  The FCC is currently considering whether and how to reform the charges between carriers for use of each other’s networks.  (See “Incumbent Local Exchange Carrier Regulation” below).

Where applicable and subject to state regulatory approval, TDS Telecom’s incumbent local exchange subsidiaries utilize intrastate access tariffs and participate in intrastate revenue pools.  However, many intrastate toll revenue pooling arrangements, formerly sources of substantial revenues to TDS Telecom’s incumbent local exchange companies, were replaced with access charge based arrangements designed to generate revenue flows similar to those previously realized in the pooling process.  While several states where TDS Telecom operates are considering ways to lower intrastate access rates, most have decided to forestall proceedings pending an FCC decision on access reform, but they may choose to continue their proceedings if an FCC decision is not forthcoming in the near future.

Most of the TDS Telecom incumbent local exchange companies participate in both the National Exchange Carrier Association (“NECA”) interstate common line and traffic sensitive access charge tariffs.  Many of TDS Telecom’s ILEC’s also participate in the access revenue pools administered by the FCC-supervised NECA, which collects and distributes the revenues from interstate access charges.  The FCC retains regulatory oversight over interstate toll (long distance) rates and other issues relating to interstate telephone service, and continues to regulate the interstate access system.

Given the above-mentioned uncertainties for both interstate and intrastate access revenues, there can be no assurance that TDS Telecom will be able to obtain favorable adjustments in other rates to replace any lost revenues.  If TDS Telecom is unable to replace lost access charge revenues with increased revenues in other areas, this could have a material adverse effect on its financial condition, results of operations and cash flows.

TDS Telecom’s Incumbent Local Exchange Carrier Market Strategy

Central to the ILEC market strategy is providing superior customer service, offering a full complement of services with value added bundles and packages, and building brand equity in TDS Telecom.

Customer Service.  TDS Telecom distinguishes itself by the way customer service is offered to its retail customers. TDS Telecom operates ILEC companies in 28 states with professional field service representatives who both live and work in many of the communities they serve.  In 2007, to better meet the changing needs of its customers, TDS Telecom created specialized customer service teams to more effectively and efficiently serve the individual needs of its consumer customer segment.

Value Added Product Bundles and Packages.  Management of TDS Telecom believes that its consumer and business customers have a strong preference to purchase all of their telecommunications services from a single provider.  TDS Telecom has found that by offering and bundling a full complement of telecommunications and video services in customer friendly packages, it can build customer loyalty and reduce customer churn.  TDS Telecom offers bundles which include local telephone services, internet services, long-distance services and video services offered through a sales agency relationship with a satellite provider.  TDS Telecom continues to expand its Digital Subscriber Line (“DSL”) service to more of its markets.

TDS Telecom continued to expand its presence in the business broadband market with virtual private networks, high-speed symmetrical dedicated broadband, and internet co-location products.  A virtual private network provides connectivity between two points using the public internet as the transport mechanism.  Co-location provides customer web server hosting at a TDS Telecom facility, providing space for computer equipment, internet bandwidth, and controlled environment facilities.

TDS Telecom has continued to grow its long-distance product line and is the number one long-distance provider in its ILEC territory.  Fifty four percent of all households (including households that do not subscribe to TDS Telecom local exchange service) in the ILEC territory subscribe to TDS long-distance service.

Brand Equity.  TDS Telecom continued to build on the branding process by increasing its internet web presence.  TDS Telecom’s web site offers product and service information, company information, product/service ordering capability, electronic payment options and account management.  TDS Telecom continues to leverage its sales and marketing messages through cost-effective public relations activities.  For example, TDS Telecom has entered into a sports marketing agreement with the University of Wisconsin for advertising and signage throughout the university sports complexes and other high traffic areas, which increases awareness of the TDS Telecom brand with current and potential customers.  Management of TDS Telecom believes that branding will increase the loyalty of its customers and reduce expenses through more cost-effective marketing.

Incumbent Local Exchange Carrier Market Technology

In 2007, TDS Telecom continued its program of transitioning to an Internet Protocol (“IP”) based broadband network.  TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of a full complement of advanced telecommunications technologies, including:

•                  Drive fiber deeper into the network.  TDS Telecom continues to extend fiber to its digital serving areas.  A digital serving area is a defined geographic area within an exchange that is served by a digital-loop carrier system.  The digital-loop carrier system extends the data capability of the central office to the defined geographic area.  Having fiber fed digital serving areas allows the expansion of services (such as higher broadband speeds) to more customers located at a greater distance from the central office equipment.

•                  Deploy a range of copper-based broadband technologies.  TDS Telecom continues to invest in technologies that leverage its existing copper plant.  These copper-based technologies include a range of DSL products that enable high-speed broadband access.  These technologies can be deployed over single or multiple copper loops to both residential and commercial customers.

•                  Deploy fiber to the premise opportunistically.  TDS Telecom deploys passive optical network technology, which enables significantly greater broadband speeds, to new residential subdivisions and to commercial customers when the investment is economically justified.

During 2007, TDS Telecom continued to invest in broadband services in its markets, bringing total markets served to 117 at December 31, 2007.  At that date TDS Telecom was able to provide broadband services to 86% of its access lines served.  At December 31, 2007, 71% of its broadband customers had 1.5 MB or faster service with 35% at speeds between 3 – 15 MB.

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

Incumbent Local Exchange Carrier Market Competition

The Telecom Act initiated a process of transformation in the telecommunications industry.  Public policy has for some time embraced the dual objectives of universal service and competition for long-distance services and, to a more limited extent, permitted some local service competition, for example, from wireless providers.  The Telecom Act, however, established local competition as a national telecommunications policy.  The Telecom Act requires non-exempt ILECs to provide interconnection services and access to unbundled network elements to any CLEC that seeks to enter the ILECs’ markets.  The Telecom Act also allows CLECs to collocate network equipment in ILEC central offices and prevents ILECs and CLECs from unduly restricting each other from the use of facilities or information that enable competition.  The FCC has adopted rules implementing the Telecom Act and establishing the pricing that incumbent carriers are able to charge for interconnection services and for providing elements of the network.  However, all except one of the TDS Telecom ILECs remain exempt from the most burdensome market opening requirements.  See the “Incumbent Local Exchange Carrier Regulation” section below for a discussion on rural exemptions.  The exemption rules, coupled with the challenging economics of competing in lower population density markets and the high service quality TDS Telecom provides, have historically delayed wireline competitive local exchange carriers’ entry into most of TDS Telecom’s incumbent local exchange markets.  TDS Telecom, however, has experienced physical access line losses, due in part to removal of second lines and in part to competition from cable providers offering voice (VoIP) and data services via cable modems, from wireless carriers offering local and nationwide calling plans, and competition from other VoIP providers.

Cable television companies have developed technological improvements that have allowed them to extend their competitive operations beyond major markets which enable them to provide a broader range of voice and data services over their cable networks, and several national cable companies have aggressively pursued this opportunity.  The cable companies capable of offering voice communication are bundling voice, data and video at a discounted price to attract customers from traditional telephone companies.  TDS Telecom estimates that 50% of its access lines currently face competition from cable providers that can either offer voice services now or in the near future as compared to 30% in 2006.  Also, wireless telephone service providers increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional wireline telephone services.  As a result, some customers have chosen to completely forego use of traditional wireline telephone service and instead rely solely on wireless service for voice services.  This trend is more pronounced among residential customers, which comprise approximately 76% of TDS Telecom’s ILEC access lines as of December 31, 2007. TDS Telecom anticipates this trend will continue, as wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services.  Substantially all of TDS Telecom’s customers are currently capable of receiving wireless services from a competitive service provider.  VoIP technology has also improved and has led cable, internet, broadband and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers.  VoIP providers route calls partially or wholly over the internet, without use of ILEC’s circuit switches and, in many cases, without use of ILEC’s networks to carry their communications traffic.  VoIP providers frequently use existing broadband networks to deliver flat-rate, all-distance calling plans that may also offer features that cannot readily be provided by traditional ILECs.  These plans may also be priced below the prices currently charged for traditional ILEC local and long-distance telephone services.

TDS Telecom continues to actively deploy its own high-speed internet product offering (DSL service) in its markets to meet its customers’ broadband needs.  The FCC recently changed the regulatory classification of DSL service to an information service, which provides TDS Telecom with increased pricing and provisioning flexibility.

Incumbent Local Exchange Carrier Regulation

TDS Telecom subsidiaries are primarily incumbent local exchange carriers, the traditional regulated local telephone companies in their communities.  TDS Telecom’s incumbent local exchange subsidiaries are regulated by federal and state regulatory agencies and TDS Telecom seeks to maintain positive relationships with these regulators.  Rates, including local rates and intrastate access charges, continue to be subject to state commission approval in many states.  The regulators also establish and oversee implementation of the provisions of the federal and state telecommunications laws, including interconnection requirements, universal service obligations, promotion of competition, and the deployment of advanced services.  The regulators enforce these provisions with orders and, sometimes, financial penalties.  TDS Telecom will continue to pursue desired changes in rate structures and regulation to attempt to maintain affordable rates and reasonable earnings.  However, due to increased competition TDS Telecom has had to move from a pricing structure historically based on costs to one primarily based on market conditions.

For the TDS Telecom incumbent local exchange companies, state regulators must generally approve rate adjustments, service areas, service standards and accounting methods, and are authorized to limit the return earned on capital based upon allowable levels.  In some states, construction plans, borrowing, depreciation rates, affiliated charge transactions and certain other financial transactions are also subject to regulatory approval.  States traditionally designated a single ILEC as the provider of last resort in a local market and then regulated the entry of additional competing providers into the same local market.  The Telecom Act, however, has largely pre-empted state authority over market entry.  While a state may not impose requirements that effectively function as barriers to entry, and the FCC is required to pre-empt state requirements if they impose such barriers to entry, a state still retains authority to regulate competitive entry in rural telephone company service areas.

TDS Telecom has also elected alternative forms of regulation for its subsidiaries in several states and will continue to pursue alternative regulation as appropriate for the remaining subsidiaries.  Alternative regulation may be desirable because it offers additional flexibility in setting prices and in bundling services.  For those subsidiaries where alternative regulation is permitted and elected, TDS Telecom will need to ensure compliance within the constraints imposed, while taking advantage of the opportunities afforded under alternative regulation.  The possibility exists, however, that regulators may re-regulate these subsidiaries under traditional rate-of-return regulation if they determine that it is no longer appropriate to regulate them under alternative regulation.  While subsidiaries in those states under alternative regulation will not face as much regulatory scrutiny of their earnings, the subsidiaries in the remaining states will continue to file rate cases and face earnings reviews by the state regulatory commissions.  Over the next several years, TDS Telecom will continue to manage these planned traditional rate cases, as well as respond to commission initiated earnings reviews.  Furthermore, other regulatory issues will need to be addressed, such as responding to the financial impacts of any universal service and access charge reform, regulation of new competitors (e.g., VoIP and cable providers) and changes to other intercarrier compensation mechanisms.

Most of the TDS Telecom incumbent local exchange companies participate in both the National Exchange Carrier Association (“NECA”) interstate common line and traffic sensitive access charge tariffs.  Many of TDS Telecom’s ILECs also participate in the access revenue pools administered by the FCC-supervised NECA, which collects and distributes the revenues from interstate access charges.  The FCC retains regulatory oversight over interstate toll (long distance) rates and other issues relating to interstate telephone service, and continues to regulate the interstate access system.

In 2001, the FCC issued an order that changed interstate access rates for rate-of-return regulated ILECs including the TDS Telecom ILECs.  The changes reduced per minute access charges paid by long-distance carriers and raised business and residential subscriber line charges.  To implement one of the provisions in the Telecom Act through this order, the FCC removed “implicit support” from the access charge system, implemented a new universal service fund and preserved the current 11.25% interstate rate of return.

The FCC was very involved in 2007 in reviewing intercarrier compensation issues, and action is possible but not certain in 2008.  More broadly, the FCC is currently considering how and whether to change the system of compensating carriers for use of each other’s networks but any changes will not likely occur until after there is reform of the universal service mechanisms.  The FCC is also considering whether to regulate all VoIP providers as telecommunications service providers.  However, regardless of that decision, the FCC has ruled that VoIP providers are subject to access charges for VoIP traffic that originates and terminates on the public switched network.  If the FCC adopts changes in access charge regulations that reduce the revenues from interstate and/or potentially intrastate access charges, these changes could have a material adverse impact on TDS Telecom.  TDS Telecom will attempt to replace lost access revenues through charges to customers or through alternative government support payments.

Also in 2001, the FCC ordered the modification of its existing universal service support mechanism for rural local telephone companies by adopting an interim mechanism for a five-year period.  The FCC capped the growth of the high cost loop fund for rural telephone companies, indexed for inflation and the change in the number of rural telephone loops.  This interim period was extended until the FCC adopts new high-cost support rules for rural carriers.

During 2007, the FCC continued reviewing the universal service fund and applicable rules to assess the sustainability of the fund.  The FCC will continue in 2008 to examine the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the eligibility and portability of payments.  Despite interim adjustments to make the funding more sustainable, such as the FCC’s June 2006 decision to extend universal service contribution obligations to providers of interconnected VoIP and raise the safe harbor level used to estimate interstate revenue for wireless providers, the FCC has indicated that additional changes are necessary to stabilize the fund.  Given the overall growth in the fund, some FCC members, and some members of Congress, have expressed concerns that the fee imposed on all telecommunications customers to finance the fund will soon reach politically unacceptable levels.  The FCC also requested the Federal-State Joint Board, a body made up of FCC Commissioners and state regulatory officials, to evaluate the high-cost universal service support mechanisms for rural carriers, and to assess various changes, including the definition of a rural company, consolidation of study areas within a state, restricting support to primary lines, and the adoption of a forward looking cost mechanism.   Currently before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service high cost fund in various ways.  These proposals include:  the creation of separate wireless, wireline, and broadband funds, with an overall “cap” on all funds, including the wireline and wireless funds; a separate cap on payments to wireless carriers; requiring wireless carriers to receive support based on their own costs rather than wireline “per line” costs; using “reverse auctions” (a form of competitive bidding) to determine the amount of support to be provided to eligible telecommunications carriers, and limiting the number of carriers eligible to receive support for a given area.  The FCC will consider these proposals and others in 2008.  It is not certain which, if any, of them will be adopted.  Adoption of any form of “cap”, limiting the number of carriers eligible to receive support in a given area, FCC “support based on wireless carrier cost” or reverse auction could reduce the size of the fund and payments to TDS Telecom and could have a material adverse impact on the company’s financial position, results of operations, and cash flows.

All forms of federal support available to ILECs are now “portable” to any local competitor that qualifies for support as an eligible telecommunications carrier.  A number of wireless carriers have been classified as eligible telecommunications carriers.  Portable per-line support is currently based on the incumbent wireline carrier’s per line support and that could make it more attractive for wireless carriers and other companies to enter rural or suburban markets as a competitor in high-cost TDS Telecom incumbent local exchange service areas.  To limit the growth of the universal service fund while making it more sustainable, the FCC adopted stricter criteria and reporting requirements when it is responsible for certifying eligible providers to receive funds, but states are not required to adopt these standards when they certify a provider.

The Telecom Act requires all telecommunications carriers to interconnect with other carriers.  ILECs and CLECs are required to permit resale, to provide number portability, dialing parity, and access to rights-of-way and to pay reciprocal compensation.  Unless exempted or granted a suspension or modification from these requirements, ILECs must also negotiate interconnection terms in good faith, not discriminate, unbundle elements of their network and service components, offer their retail services at wholesale rates to their competitors, and allow other carriers to place equipment necessary for interconnection or access on their premises.  The FCC also requires ILECs’ rates for interconnection and network components to be based on “total element long-run incremental costs.”

Because all but one of TDS Telecom ILECs are classified as “rural telephone companies,” the Telecom Act generally exempts them from the obligations outlined above until they receive a bona fide request for interconnection and the relevant state commission has determined that the rural exemption should be lifted.  Mid-Plains Telephone, LLC, located in Middleton, Wisconsin, lost its rural exemption and is the only non-exempt subsidiary of TDS Telecom.  To date, the interconnection requests received by TDS Telecom ILECs have recognized their status as “rural telephone companies,” and have been limited in scope.  TDS Telecom has also received interconnection requests in several states from a cable company for the purpose of network interconnection, transport and termination of local calling area traffic, and local number portability, which represents a significant change in the competitive landscape that may significantly increase the competitive challenge to TDS Telecom’s operations that overlap such cable operator.

The FCC and various provisions of federal law require carriers to comply with numerous regulatory requirements; compliance with these requirements may be costly and noncompliance may lead to financial penalties.  These requirements include letting subscribers change to competitors’ services without changing their telephone numbers, taking actions to preserve the available pool of telephone numbers, making telecommunications accessible for those with disabilities, monitoring and reporting network outages, proper handling and protection of customer proprietary network information and other requirements.  Under a 1994 federal law, the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including TDS Telecom, have been required to implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity.  TDS Telecom is in compliance with these requirements.

The FCC continues to consider policies to encourage nationwide advanced broadband infrastructure development. TDS Telecom has invested significantly to deliver broadband services to its customers and supports policies that further the goal of bringing broadband services to all rural customers.  State commissions have also been seeking to mandate the deployment of advanced services and enhancements to the infrastructure and those mandates may result in additional costs to condition loops to provide the service.

In 2005, the FCC changed the regulatory classification of DSL service from Title II (common carrier regulation) to Title I (which governs information services and is mostly deregulated).  Specifically, the FCC provided ILECs the flexibility to offer the transmission component of DSL service on a common carrier basis, a non-common carrier basis, or some combination of both to affiliated or unaffiliated internet service providers.  TDS Telecom elected to remain under a common carrier basis which allows its companies to continue to receive existing levels of access and universal service fund support for DSL service.  In addition, companies opting to provide the service under the common carrier basis were also provided the additional flexibility to continue to provide the service under tariff or elect to do so on a detariffed basis.  After thorough evaluation, TDS Telecom decided that effective June 30, 2007, it would no longer provide DSL service under the NECA tariff.  Instead, it will offer this service on a detariffed basis, which will offer increased pricing and provisioning flexibility.

TDS Telecom continues to participate in state and federal regulatory and legislative processes to urge that any telecommunications reform measures treat rural areas fairly and continue to provide sufficient contributions to high-cost rural service areas to keep TDS Telecom ILECs’ rates affordable and allow for the continued development of rural telecommunications infrastructure.  The ongoing changes in public policy due to numerous court, regulatory and legislative proceedings and the introduction of competition may adversely affect the earnings of the operating subsidiaries, and TDS Telecom is not able to predict the impact of these changes.

Incumbent Local Exchange Carrier and Related Acquisitions and Divestitures

TDS Telecom may make opportunistic acquisitions of operating telephone companies, customers, or related communications providers.  In the five year period from January 1, 2003 through December 31, 2007, TDS Telecom’s only acquisition was an internet content provider for $0.2 million.  In November 2007, TDS Telecom entered into an agreement to acquire a small telephone company serving 750 equivalent access lines that is contiguous to existing service areas, which will facilitate the integration of its operations.  This acquisition closed in February 2008.  The $6.6 million consideration paid by TDS consisted entirely of cash.

Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states and in some cases of the FCC and possibly of the Department of Justice, and in some cases, to the obtaining of federal waivers that may affect the form of regulation or amount of interstate cost recovery of the acquired telephone exchanges.  The TDS acquisition strategy is to focus on geographic clustering of telephone companies to achieve cost economies and to complement TDS Telecom’s product and services growth strategy.  While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

Historically, telephone company acquisition and investment decisions have assumed the ability to recover the costs of tangible assets and ongoing operations and a reasonable rate of return through local service, access, and support revenues.  As universal service and access are reformed, these revenue streams are becoming less certain.  In addition, local telephone companies are subject to competition from new technologies like VoIP and increased wireless usage and substitution.  Declines in access rates and revisions to universal service support, and competition from new technologies may lead to higher local rates and/or declining earnings and could affect TDS Telecom’s acquisition and acquisition integration strategy.

Competitive Local Exchange Carrier Segment

Leverage Strengths Into Competitive Local Exchange Carrier Markets

TDS Telecom leverages the existing strengths of its ILECs into operations as a competitive local exchange carrier. TDS Telecom’s CLEC operations offer competitively priced voice, broadband and related services primarily to commercial customers and certain residential customers in selected markets.

The TDS CLEC operation is primarily facilities-based, having deployed nine switching facilities, 113 collocations and multiple, primarily local, fiber networks across portions of the service area.  Currently, the operations depend on using Regional Bell Operating Company (“RBOC”) local loops to reach almost all customers.  TDS Telecom’s CLEC strategy maintains a geographic focus and is designed to leverage TDS Telecom’s existing management and infrastructure to complement TDS Telecom’s ILEC clustering strategy.  TDS Telecom has followed a strategy of controlled entry into certain targeted mid-size communities, regionally proximate to existing TDS Telecom facilities and service areas, with facilities based entry as a CLEC.  Utilizing the infrastructure (e.g., billing systems, network control center, operating systems, financial systems, accounting, technology planning, etc.) built for the TDS Telecom ILEC business has allowed the TDS Telecom CLEC to operate more efficiently.  TDS Telecom’s strategy is to be the leading alternative provider for commercial customers’ telecommunications needs in its CLEC markets.  To this end, TDS Telecom has deployed industry standard Class 5 time-division multiplexing switches as well as new generation softswitches and Internet Protocol technologies in its targeted CLEC markets.  TDS Telecom follows a “clustering” approach to building its CLECs which allows it to cost effectively aggregate and transport long-distance traffic, share service and repair resources and realize marketing efficiencies.  As in its ILEC markets, TDS Telecom positions itself as an integrated wireline communications provider in its chosen CLEC markets by providing local, long-distance, broadband, and some Internet Protocol-based services through its own facilities-based networks.  TDS Telecom provides competitive local exchange carrier telecommunications services through its TDS Metrocom subsidiary.

TDS Telecom began offering CLEC services in 1997.  These services are primarily offered in markets such as:  Madison, greater Fox Valley, Milwaukee, Racine, Kenosha, Janesville and Beloit, Wisconsin; Rockford and Lake County (northern suburbs of Chicago), Illinois; greater Grand Rapids, Kalamazoo, Battle Creek, Holland, Grand Haven, Lansing, Jackson, Ann Arbor and the western suburbs of Detroit, Michigan; Fargo and Grand Forks, North Dakota and Minneapolis/St. Paul, Rochester, Duluth, St. Cloud and Brainerd, Minnesota.  As of December 31, 2007, TDS Telecom had 435,000 CLEC equivalent access lines, of which 94% were provisioned on TDS Telecom owned switching facilities.

Competitive Local Exchange Carrier Market Strategy

The CLEC strategy places primary emphasis on small and medium-sized commercial customers and certain residential customers in selected markets.  Medium-sized commercial prospects are characterized by above average access line to employee ratios, heavier utilization of broadband services and a focus on using telecommunications for business improvement.  Commercial accounts typically seek increased telephony capabilities at reduced costs.  To combat growing RBOC customer “Winback” programs that use a low price strategy, TDS Telecom pursues an application sales strategy.  This commercial, consultative sales approach builds on customer preference for integrated communication services and the customer’s perception that some of the value of the product is in personalized service.  Application sales techniques create user value by a process of discovery of customer needs focused on utilizing new and existing technologies to improve business performance and create greater efficiencies in the use of telecommunications services.  Ongoing after-the-sale support consultants ensure that customers have up-to-date information about new technologies and opportunities to frequently evaluate the configurations of their telecommunications services.  The application sales approach also aids in maximizing the opportunities for integrated voice and data technologies as businesses increase their use of broadband as part of their business models.

An emphasis on product development has led to the introduction of several integrated voice and data solutions as well as the creation of small business bundled products targeting three line and greater business customers that make buying voice and broadband services easier and increase the value of these products.  Offering cost effective voice and broadband solutions bundled with and provisioned on a single access line provides for direct cost savings to the customer, removes distance limitations commonly associated with DSL technology, and gives the customer greater flexibility to grow business telecommunications use.  As of December 31, 2007, the CLEC had sold and provisioned 9,900 integrated T1s, which are high capacity lines, which provide such capabilities for the commercial sector.

Additional commercial products/services/applications are under development to sell deeper into new and existing commercial accounts.  The TDS ILEC commercial customer premise equipment (CPE) services are being leveraged and expanded into the CLEC markets.  Expanded offerings for the commercial sector include traditional telephone systems, Internet Protocol enabled telephone systems and new technology service offerings, such as hosted Internet Protocol telephony services.  Combining CLEC service offerings with CPE products is intended to drive greater customer revenues while promoting a “One Vendor” telecommunications provider experience for CPE, voice and broadband services.  Additional Internet Protocol and managed services product sets under development include firewall services, internet intrusion protection services, and universal resource locater (URL) filtering will provide commercial customers with additional services, controls and network protection.

TDS Telecom’s CLEC operation focuses on gaining additional commercial customer market share within established CLEC markets.  TDS Telecom’s CLEC concentrates on increasing sales by targeting new customer segments, and rolling out new service and product sets.

The residential sales strategy focuses on continuing to actively sell voice, broadband and video bundles in markets in which TDS Telecom’s CLEC operation has deployed fixed wireless last mile loop replacement capability.  These markets are currently Appleton and Madison, WI.  The CLEC will continue to provide quality service to current residential customers in the markets not served by fixed wireless technology, though the CLEC will not actively seek new residential customer growth in these markets.  For the residential market, TDS Telecom has built its customer acquisition strategy around marketing programs that allow it to deliver a tightly targeted message to specific high-value customer segments.  TDS Telecom employs a variety of channels to sell, including Web marketing, door-to-door sales, agent partnerships, and telemarketing.

While the CLEC operation positions itself as a high-quality telecommunications provider, it is experiencing price competition from the RBOCs and other CLECs as it attempts to gain and retain customers.  In addition, the RBOCs are actively seeking regulatory and technological barriers that could impede TDS Telecom’s access to facilities used to provide telecommunications services.  The CLEC operation continues to seek to develop and maintain an efficient cost structure to ensure that it can match price-based initiatives from competitors.  Wireless broadband, internet protocol telephony, and packet switching networks are all being evaluated or deployed to increase high-speed data reach, to lower the cost of providing service, and to ensure continuing network access to customers for service provisioning.  To effectively compete in its chosen markets, TDS Telecom is continuing new service and product development to provide high-quality, leading edge services to its customers that can be leveraged by both its ILEC and CLEC operations.  As discussed below, the TDS Telecom CLEC operation is also actively advocating regulatory frameworks that would enable its operations to grow profitably and continue to meet customer expectations for new and improved services.

Competitive Local Exchange Carrier Technology

TDS Telecom’s CLEC strategies recognize the changing telecommunications marketplace and the need to meet customer demands for greater bandwidth while decreasing dependence on RBOC local loops.  TDS Telecom intends to meet competition by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies including:

•                  Converged voice and data services over a local loop.  TDS Telecom has deployed the capability to provide converged voice and data services that can be dynamically allocated using a RBOC local loop and a channel bank at the commercial customer’s premise.  The advantage of having dynamic allocation is that a single loop can provide greater broadband speeds when the voice lines are not in use.

•                  Fixed wireless network to replace a local loop.  TDS Telecom’s CLEC is completing the testing of its initial deployments of fixed wireless last mile loop replacement technologies.  In 2004, TDS Telecom launched a fixed wireless network as a consumer market test using unlicensed spectrum.  The initiative was expanded to include commercial account applications in the fourth quarter of 2005.  In 2007, TDS Telecom deployed fixed wireless technology offering higher broadband speeds using 2.5Ghz licensed spectrum acquired in the Madison, WI market. Fixed wireless delivery facilitates provisioning broadband and/or voice services to customers using facilities that are owned and operated by TDS Telecom, thus eliminating the need for RBOC local loops and limiting the risk of regulatory changes affecting the cost of delivering service.

•                  Fiber to the premises.  TDS Telecom continues to expand its fiber network into additional commercial customer premises and upgrade its capacity to existing customers when economically justified.

Competitive Local Exchange Carrier Market Competition

TDS Telecom’s CLEC operation faces a range of competition including the RBOCs, competitive local exchange carriers, cable providers, wireless carriers, and VoIP providers.

TDS Telecom’s CLEC operation competes with the RBOCs on the basis of price, reliability, state-of-the-art technology, product offerings, route diversity, ease of ordering, and customer service.  The RBOCs have long-standing relationships with their customers and are well established in their respective markets.  Although the RBOCs generally are subject to greater pricing and regulatory constraints than competitive local exchange carriers, RBOCs are achieving increased pricing flexibility for their services and have implemented long-term customer contracts with high cancellation penalties for retention purposes.  The RBOCs continue to pursue aggressive “Winback” programs that have been somewhat effective in regaining lines lost to CLECs.  Competition for private line, special access and local exchange services is based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features, and price.  It is not based on any proprietary technology.  As a result of the technology currently used in its networks, TDS Telecom may have cost and service quality advantages over some currently available RBOC networks.  In addition, TDS Telecom believes that, in general, its CLEC operations provide more attention and responsiveness to its customers than do the RBOCs to similar customers in TDS Telecom’s CLEC markets.

TDS Telecom also faces competition from other telecommunications providers in almost all of the areas where it has CLEC operations.  These entities include RBOC resellers, cable television companies, VoIP providers, wireless carriers, traditional internet service providers, wireless internet service providers (WISP) and private networks built by large end users.  TDS Telecom’s CLEC market positioning against these carriers is based on regional focus, application orientation, results driven sales teams, intense customer care, simple and compelling offers, and consistent execution of processes—including the back office provisioning processes required to manage connections with RBOC provided facilities.

Competitive Local Exchange Carrier Market Regulation

TDS Telecom’s CLECs, including their rates and access charges, are regulated by state and federal regulatory agencies, including the FCC, similar to ILECs.  See “Incumbent Local Exchange Carrier Regulation” above.  However, CLECs are subject to significantly less regulation than ILECs.  The following discusses certain different aspects of regulation applicable to CLECs.

The FCC exercises regulatory jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate communications.  The FCC has established different levels of regulation for “dominant” carriers and “non-dominant” carriers.  For domestic interstate communications services, only the ILECs are classified as dominant carriers.  All other carriers are classified as non-dominant.  The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than those of non-dominant carriers.  As non-dominant carriers, CLECs may install and operate facilities for domestic interstate communications without prior FCC authorization.  CLECs are not required to maintain tariffs for domestic interstate long-distance services.  However, they are required to submit certain periodic reports to the FCC and to pay regulatory fees.

CLECs are also subject to regulation by state public service commissions.  Certain state public service commissions require CLECs to obtain operating authority prior to initiating intrastate services.  Certain states also require the filing of tariffs or price lists and/or customer specific contracts.  TDS Telecom’s CLEC operations are not currently subject to rate-of-return or price regulation.  However, CLECs are subject to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of these requirements is generally less than those applicable to ILECs.  In addition, local governments may require CLECs to obtain licenses or franchises which regulate the use of public rights-of-way necessary to install and operate their networks.

A number of federal and state regulatory proposals, policies and proceedings are important to TDS Telecom’s CLEC operations.

Most significantly, the FCC released two important decisions related to access to unbundled network elements (“UNE”) by CLECs.  The first is referred to as the Triennial Review Order.  This order was released in 2003.  The order was appealed, and significant portions overturned.  Relevant to TDS Telecom’s competitive operations, the court upheld certain aspects of the FCC’s Triennial Review Order that could limit the ability of competitive carriers to access fiber optic lines and lines that are a combination of fiber optics and copper.

The second important decision by the FCC is known as the Triennial Review Remand Order which was released in 2005.  The Triennial Review Remand Order significantly revised the rules related to access by CLECs to UNEs, addressing the issues overturned by the court of appeals in relation to the Triennial Review Order.  The Triennial Review Remand Order removed access to unbundled switching, and limited access to unbundled high capacity loops and transport to certain circumstances.  However, the rules related to access to unbundled high capacity loops and transport preserved access to the most common high-capacity loops and transport currently used by TDS Telecom.  The Triennial Review Remand Order has led to a phase-out of CLEC operations that relied on an UNE platform provided by incumbent carriers.  Moreover, the loss of some access and transport options as a result of the Triennial Review Remand Order was unfavorable for TDS Telecom CLECs and negatively affects the CLECs’ ability to provide broadband services to end users in new areas or to increase or expand services in existing areas.

TDS Telecom worked with a group of competitive carriers advocating that reasonable conditions be placed upon the merged company formed by the combination of SBC and AT&T.  In its order approving the SBC/AT&T merger, the FCC imposed two conditions that were favorable to TDS Telecom:  1) a two-year cap on the rates charged by AT&T (formerly SBC) for UNEs; and 2) a recalculation of the wire centers where UNEs will be available, to remove AT&T as a separate collocator for purposes of determining if the wire center meets the threshold for denying access to certain unbundled elements under the FCC’s Triennial Review Remand Order.  The first condition will provide temporary stability for a major driver of costs in TDS Telecom’s competitive operations.  The second will serve to make more geographic areas available for access to unbundled network elements.  During 2006, the new AT&T, in turn, acquired BellSouth.  As a condition approving the AT&T/BellSouth merger, the FCC extended the same restrictions on UNE rate increases for a period that will end December 2009, three years after the closing of the AT&T/BellSouth merger.  Additional conditions were also required by the FCC that will streamline the process for negotiating and extending interconnection agreements with AT&T, which will be beneficial to TDS Telecom’s competitive operations.

As noted above, unbundled loop rates should be stable for AT&T (formerly SBC and BellSouth) for the next two years.  Within the Qwest region, Qwest has filed a request to raise non-recurring charges on unbundled network elements. TDS Telecom is participating with a group of CLECs to oppose or limit any increase.  Any change in the rates would apply prospectively from the conclusion of the case, which will likely not occur before the second half of 2008.  Verizon and Qwest have also filed requests for forbearance from unbundling requirements in certain markets.  The Verizon requests were denied in December 2007.  By law, the FCC will have to rule on the remaining requests in 2008.

The FCC was very involved in 2007 in reviewing intercarrier compensation issues, and action is possible but not certain in 2008.  More broadly, the FCC is currently considering how and whether to change the system of compensating carriers for use of each other’s networks but any changes will not likely occur until after there is reform of the universal service mechanisms.  In the absence of FCC action on access reform, it is possible that actions could begin on the state level to address intrastate access charges, involving similar issues, particularly due to pressure from RBOCs to reduce CLEC intrastate access rates toward interstate rates.

Competitive Local Exchange Carrier and Related Acquisitions and Divestitures

TDS Telecom may from time to time seek to optimize its operations by exiting certain geographic markets and consolidating operations in other markets.  TDS Telecom may also trade properties with other competitive local telephone service providers to improve its geographic footprint and to improve its position within existing footprints.  In addition, there may be reasons to divest selected customer segments across markets if and when competitive and regulatory conditions change.

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

To further develop its fixed wireless capabilities, TDS Telecom purchased wireless spectrum assets from SkyCable TV of Madison, LLC, a former Madison, Wisconsin-based wireless cable provider, during 2005.  TDS Telecom is using the assets for broadband wireless use.  The purchase enables local wireless broadband services in Madison similar to those in TDS Telecom’s wireless broadband trial in Wisconsin’s Fox Valley area.

New and Developing Technologies

An important component of TDS Telecom’s business strategy is to develop high-growth services, particularly IP-based, broadband services.  Broadband services are one of the fastest growing portions of the telecommunications services industry.  In light of the growth of internet use and rapid introduction of new applications, TDS Telecom intends to ultimately offer a suite of IP-based, broadband services in all of its markets, thereby positioning itself as a full-service broadband services provider to both residential and commercial customers.  A number of services utilizing a broadband connection are in various stages of research and development including:

•                  Voice over Internet Protocol (“VoIP”) services.  In 2007, TDS Telecom introduced its first suite of VoIP services for its commercial customers in the Madison, WI area.  This suite allows customers to integrate their voice mail and e-mail messaging platforms, self provision advanced calling features, and integrate their telephone sets with their personal computers.  These services are provided over a broadband connection to a hosted VoIP environment provided by TDS Telecom.

•                  Video services.  TDS Telecom believes that demand for “Triple Play” (voice, broadband and video) services is clearly demonstrated in the marketplace.  TDS Telecom currently has an Internet Protocol television (“IPTV”) trial underway in two ILEC markets.  In addition to this terrestrial video trial, an agreement with a direct broadcast satellite provider positions TDS Telecom to compete for Triple Play customers across virtually all of its markets. TDS Telecom is also encouraged by early signs of emergence of a substantial market for on-demand TV, that TDS Telecom’s high speed broadband networks will be well positioned to offer.

TDS – Other  Items

Investments

TDS and its subsidiaries hold marketable equity securities that are publicly traded and can have volatile share prices.  TDS and its subsidiaries do not make direct investments in publicly traded companies and all of these interests were acquired as a result of sales, trades or reorganizations of other assets.  The investment in Deutsche Telekom AG (“Deutsche Telekom”) resulted from TDS’ disposition of its over 80%-owned personal communications services operating subsidiary, Aerial Communications, Inc., to VoiceStream Wireless Corporation (“VoiceStream”) in exchange for stock of VoiceStream, which was then acquired by Deutsche Telekom in exchange for Deutsche Telekom stock.  The investment in Rural Cellular Corporation (“RCCC”) is the result of a consolidation of several cellular partnerships in which TDS subsidiaries held interests in RCCC, and the distribution of RCCC stock in exchange for these interests.  The former investment in Vodafone Group Plc (“Vodafone”) resulted from certain dispositions of non-strategic cellular investments to or settlements with AirTouch Communications, Inc.  (“AirTouch”) in exchange for stock of AirTouch, which was then acquired by Vodafone whereby TDS and its subsidiaries received American Depositary Receipts representing Vodafone stock.  The former investment in VeriSign, Inc.  (“VeriSign”) was the result of the acquisition by VeriSign of Illuminet, Inc., a telecommunications entity in which several TDS subsidiaries held interests.  The tax basis of each investment is significantly below its current market value; therefore, disposition of the investments would result in significant taxable gains.

TDS and its subsidiaries own 719,396 common shares of RCCC.  On July 30, 2007, RCCC announced that Verizon Wireless had agreed to purchase the outstanding common shares of RCCC for $45 per share in cash.  The acquisition is expected to close in the first half of 2008.  If the transaction closes, TDS will receive approximately $32.4 million in cash, recognize a $31.7 million pre-tax gain and cease to own any interest in RCCC.

The investments in marketable equity securities are classified as available-for-sale for financial statement purposes.  The market value of these investments aggregated $1,917.9 million at December 31, 2007, and $2,790.6 million at December 31, 2006.  The net unrealized holding gain, net of tax and minority interest, included in Accumulated other comprehensive income in the Consolidated Balance Sheets, was $665.4 million at December 31, 2007 and $750.0 million at December 31, 2006.

Subsidiaries of TDS have entered into a number of variable prepaid forward contracts (“forward contracts”) with counterparties related to the marketable equity securities that they hold.  TDS has provided guarantees to the counterparties which provide assurance that all principal and interest amounts are paid upon settlement of the contracts by such subsidiaries.  The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities (“downside limit”) while retaining a share of gains from increases in the market prices of such securities (“upside potential”).  The downside limit is hedged at or above the cost basis of the securities.

Under the terms of the forward contracts, subsidiaries of TDS will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any.  The forward contracts mature from January 2008 through September 2008 and, at TDS’ option, may be settled in shares of the respective security or in cash, pursuant to formulas that “collar” the price of the shares.  The collars effectively limit downside risk and upside potential on the contracted shares.  The collars are typically contractually adjusted for any changes in dividends on the underlying shares.  If the dividend increases, the collar’s upside potential is typically reduced.  If the dividend decreases, the collar’s upside potential is typically increased.  If TDS elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula.  If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery.  If TDS elects to settle in cash it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

The forward contracts related to the VeriSign common shares, Vodafone ADRs and a portion of the Deutsche Telekom ordinary shares held by TDS, and the Vodafone ADRs held by TDS’ subsidiaries, matured in 2007.  TDS elected to deliver the VeriSign common shares, Vodafone ADRs and a portion of the Deutsche Telekom ordinary shares, and to dispose of the remaining VeriSign common shares, Vodafone ADRs and Deutsche Telekom ordinary shares in connection therewith.  TDS continues to hold 85,969,689 Deutsche Telekom ordinary shares and is subject to related forward contracts that mature in the first three quarters of 2008.  TDS’ subsidiaries elected to deliver Vodafone ADRs in settlement of the related forward contracts and to dispose of all remaining Vodafone ADRs held by in connection therewith.

The following table summarizes certain facts surrounding the contracted securities as of December 31, 2007.

		Collar (1)
Security	Shares	Downside Limit (Floor)	Upside Potential (Ceiling)	Loan Amount (000s)
Deutsche Telekom	85,969,689	$10.89 - $12.41	$12.40 -$14.99	$1,015,365

Unamortized debt discount (2)				(9,853)
				1,005,512

(1)           The per share amounts represent the range of floor and ceiling prices of all the securities monetized.

(2)           Certain forward contracts are structured as zero coupon obligations. The debt discount is being amortized over the lives of the contracts.

Employees

TDS enjoys satisfactory employee relations.  As of December 31, 2007, approximately 11,800 persons were employed by TDS, less than 1% of whom are represented by unions.

Item 1A.  Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K (“Form 10-K”), including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this   Form 10-K.  However, the factors described under “Risk Factors” are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to TDS’ business.

RISK FACTORS

Intense competition in the markets in which TDS operates could adversely affect TDS’ revenues or increase its costs to compete.

Competition in the telecommunications industry is intense.  TDS’ ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  TDS anticipates that competition may cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future.  Most of TDS’ competitors are national or global telecommunications companies that are larger than TDS, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer.  In addition, TDS may face competition from technologies that may be introduced in the future or from new entrants into the industry.  There can be no assurance that TDS will be able to compete successfully in this environment.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed.

Sources of competition to TDS’ wireless business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable television companies, resellers (including mobile virtual network operators), and providers of other alternate telecommunications services.  Many of TDS’ wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.

Sources of competition to TDS’ wireline incumbent local exchange carrier business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission service providers, wireless communications providers, cable television companies, competitive access service providers, competitive local exchange carriers, Voice over Internet Protocol (VoIP) providers and providers using other emerging technologies. In the future, TDS expects the number of its wireline physical access lines served to continue to be adversely affected by wireless and broadband substitution and by cable company competition.

Sources of competition to TDS’ wireline CLEC business include the sources identified in the prior paragraph as well as the ILEC in each market, which enjoys competitive advantages, including its wireline connection to virtually all of the customers and potential customers of TDS’ CLEC, its established brand name and its substantial financial resources.  TDS’ CLEC is typically required to discount services to win potential customers.  These factors result in lower operating margins for TDS’ CLEC, and make it vulnerable to any discount pricing policies that the ILEC may adopt to exploit its lower-cost structure and greater financial resources.

These factors are not in TDS’ control.  Changes in such competitive factors could result in product, service, pricing or cost disadvantages and could have an adverse effect on TDS’ business, financial condition or results of operations.

A failure by TDS’ service offerings to meet customer expectations could limit TDS’ ability to attract and retain customers and could have an adverse effect on TDS’ operations.

Customer acceptance of the services that TDS offers is and will continue to be affected by technology and range of service- based differences from competition and by the operational performance, quality, reliability, and coverage of TDS’ networks.  TDS may have difficulty attracting and retaining customers if it is unable to meet customer expectations for a range of services, or if it is otherwise unable to resolve quality issues relating to, its networks, billing systems, or customer care or if any of those issues limit TDS’ ability to expand its network capacity or customer base, or otherwise place TDS at a competitive disadvantage to other service providers in its markets. The level of customer demand for any TDS next-generation service or product is uncertain. Customer demand could be impacted by differences in the types of services offered, service content, technology, footprint and service areas, network quality, customer perceptions, customer care levels and rate plans.

TDS’ system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

The telecommunications industry is experiencing significant changes in technologies and services expected by customers.  Future technological changes or advancements may enable other technologies to equal or exceed our current levels of service and render our system infrastructure obsolete.  New technologies or services often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable.  TDS’ system infrastructure may not be capable of supporting changes in technologies and services expected by customers.  If TDS is unable to meet future advances in or changes in competing technologies on a timely basis, or at an acceptable cost, it may not be able to compete effectively with other carriers, which could result in lost customers and revenues.  This could have an adverse effect on TDS’ business, financial condition or results of operations.

An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to TDS could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ customers can access another carrier’s digital system automatically only if the other carrier allows TDS’ customers to roam on its network. TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of TDS’ network footprint.  Such agreements cover traditional voice services as well as data services, which are an area of strong growth for TDS and other carriers.  Although TDS currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained.  Some competitors may be able to obtain lower roaming rates than TDS because they have larger call volumes or because of their affiliations with, or ownership of, wireless carriers, or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service TDS provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and TDS’ customers may not be able to use some of the advanced features, such as voicemail notification, or data applications that the customers enjoy when making calls within TDS’ network.  TDS’ rate of adoption of new technologies, such as those enabling high-speed data services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, TDS’ wireless “CDMA” and “CDMA 1XRTT” technology is not compatible with certain other technologies used by certain other carriers, such as GSM-based technologies, limiting the ability of TDS to enter into roaming agreements with such other carriers.  TDS’ roaming partners could switch their business to new operators or, over time, to their own networks. Changes in roaming usage patterns, rates per roaming minute of use and relationships with carriers whose customers generate roaming minutes of use on TDS’ network could have an adverse effect on TDS’ revenues and revenue growth.

If TDS is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to TDS, and that satisfy TDS’ quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

Changes in access to content for data or video services or access to new handsets being developed by vendors, or an inability to manage its supply chain or inventory successfully, could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ businesses increasingly depend on access to content for data or video services and access to new handsets being developed by vendors.  TDS’ ability to obtain such access depends in part on other parties.  If TDS is unable to obtain access to content for data, music or video services or prompt access to new handsets being developed by vendors on a timely basis, its business, financial condition or results of operations could be adversely affected.

Operation of TDS’ supply chain and management of its inventory balances requires accurate forecasting of customer growth and demand, which has become increasingly challenging.  If overall demand for handsets or the mix of demand for handsets is significantly different than TDS’ expectations, TDS could face inadequate or excess supplies of particular models of handsets.  This could result in lost sales opportunities or a buildup of inventory that could not be sold easily.  Either of these situations could adversely affect TDS’ revenues, costs of doing business, results of operations or financial condition.

A failure by TDS to acquire adequate radio spectrum could have an adverse effect on TDS’ business and operations.

TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC. TDS could fail to obtain sufficient spectrum capacity in new and existing markets, whether through FCC auctions or other transactions, in order to meet the potential expanded demands for existing services in critical markets, and to enable deployment of next-generation services.  Such a failure could have a material adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services.  TDS may acquire more spectrum through a combination of alternatives, including participation in spectrum auctions.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are provided for by laws administered by the FCC.  The FCC may not allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses.  TDS may not be successful in FCC auctions in obtaining the spectrum that TDS believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  TDS also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees or otherwise, including by purchases of other licensees outright.  However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.

TDS is currently participating and, to the extent conducted by the FCC, likely to participate in FCC auctions of additional spectrum in the future and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  TDS has participated in such auctions in the past, is currently participating in an auction and is likely to participate in other auctions conducted by the FCC in the future.  FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  The FCC auction of spectrum in the 700 megahertz band, referred to as Auction 73, began on January 24, 2008.  If certain reserve prices are not met, the FCC will follow Auction 73 with a contingent auction, referred to as Auction 76.  For purposes of applying its anti-collusion rules the FCC has determined that both auctions will be treated as a single auction, which means that, in the event that the contingent auction is needed, the anti-collusion rules would last from the application deadline for Auction 73, which was December 3, 2007, until the down payment deadline for Auction 76.  Applicable FCC rules place certain restrictions on business communications with other companies and on public disclosures relating to TDS’ participation in the auction.  These anti-collusion rules may restrict the normal conduct of TDS’ business and/or disclosures by TDS relating to the auctions, which could last 3 to 6 months or more.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

An inability to attract and/or retain management, technical, sales and other personnel could have an adverse effect on TDS’ business, financial condition or results of operations.

Due to competition for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain qualified personnel necessary for the development of its business.  The loss of the services of existing personnel as well as the failure to recruit additional qualified personnel in a timely manner would be detrimental to TDS’ growth and activities requiring expertise.  The failure to attract and/or retain such personnel could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ assets are concentrated in the U.S. telecommunications industry.  As a result, its results of operations may fluctuate based on factors related entirely to conditions in this industry.

TDS’ assets are concentrated in the U.S. telecommunications industry and, in particular in the Midwestern portion of the United States.  TDS’ focus on the U.S. telecommunications industry, with concentrations of assets and operations in the Midwest, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.

Consolidation in the telecommunications industry could adversely affect TDS’ revenues and increase its costs of doing business.

There has been a recent trend in the telecommunications and related industries towards consolidation of service providers through joint ventures, reorganizations and acquisitions.  TDS expects this trend towards consolidation to continue, leading to larger competitors over time.  TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than TDS, which could adversely affect TDS’ revenues and costs of doing business.

Changes in general economic and business conditions, both nationally and in the markets in which TDS operates could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ operating results may be subject to factors which are outside of TDS’ control, including changes in general economic and business conditions, both nationally and in the markets in which TDS operates.  Such factors could have a material adverse effect on TDS’ business, financial condition or results of operations.

Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations.

Changes in any of several factors could have an adverse effect on TDS’ business, financial condition or results of operations.  These factors include, but are not limited to:

•                demand for or usage of services,

•                the pricing of services,

•                the overall size and growth rate of TDS’ customer base,

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

Advances or changes in telecommunications technology, such as Voice over Internet Protocol, WiMAX, or Long-Term Evolution (LTE) could render certain technologies used by TDS obsolete, could reduce TDS’ revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products and enhancements and changes in end-user requirements and preferences.  Technological advances and industry changes, such as the implementation by other carriers of third generation (“3G”) technology, wideband technologies such as “Wi-Fi” and “WiMAX” which do not necessarily rely on FCC-licensed spectrum or the development of fourth generation technology (“4G”) such as LTE, could cause the technology used on TDS’ wireless networks to become less competitive or obsolete.  In addition, Voice over Internet Protocol, also known as VoIP, is an emerging technological trend that could cause a decrease in demand for TDS’ telephone services.  TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If TDS cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

Changes in TDS’ enterprise value, changes in the supply or demand of the market for wireless licenses or telephone company franchises, adverse developments in the business or the industry in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of TDS’ license costs, goodwill, customer lists and/or physical assets.

A large portion of TDS’ assets consists of intangible assets in the form of licenses and goodwill.  TDS also has substantial investments in long-lived assets such as property, plant and equipment.  Licenses, goodwill and other long-lived assets must be reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS reviews its licenses, goodwill and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment charges could be significant and could have a material adverse effect on TDS’ reported financial results for the period in which the charge is taken.  The estimation of fair values requires assumptions by management about factors that are highly uncertain including future cash flows, the appropriate discount rate, and other factors.  Different assumptions for these factors or valuation methodologies could create materially different results.

Costs, integration problems or other factors associated with acquisitions/divestitures of properties or licenses and/or expansion of TDS’ business could have an adverse effect on TDS’ business, financial condition or results of operations.

As part of TDS’ operating strategy, TDS may expand the markets in which it operates through the acquisition of other telecommunications service providers, the acquisition of selected licenses or operating markets from such providers or through direct investment.  The acquisition of additional businesses will depend on TDS’ ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance any such acquisitions.  TDS also will be subject to competition for suitable acquisition candidates.  Any acquisitions, if made, could divert the resources and management time of TDS and would require integration with TDS’ existing business operations and services.  As a result, there can be no assurance that any such acquisitions will occur or that any such acquisitions, if made, would be made in a timely manner or on terms favorable to TDS or would be successfully integrated into TDS’ operations.  These transactions commonly involve a number of risks, including:

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

•                  diversion of management’s attention;

•                  disruption of ongoing business;

•                  impact on TDS’ cash and available credit lines for use in financing future growth and working capital needs;

•                  inability to retain key personnel;

•                  inability to successfully incorporate acquired assets and rights into TDS’ service offerings;

•                  inability to maintain uniform standards, controls, procedures and policies; and

•                  impairment of relationships with employees, customers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on TDS’ business, financial condition or results of operations.

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

If TDS expands into new telecommunications businesses or markets, it will incur certain additional risks in connection with such expansion, including increased legal and regulatory risks, and possible adverse reaction by some of its current customers.  Such telecommunications businesses and markets are highly competitive and, as a new entrant, TDS may be disadvantaged.  The success of TDS’ entry into new telecommunications businesses or markets will be dependent upon, among other things, TDS’ ability to select new equipment and software and to integrate the new equipment and software into its operations, to hire and train qualified personnel and to enhance its existing administrative, financial and information systems to accommodate the new businesses or markets.  No assurance can be given that TDS will be successful with respect to these efforts.

If TDS is not successful with respect to its expansion initiatives, its business, financial condition  or results of operations could be adversely affected.

A significant portion of TDS’ wireless revenues is derived from customers who buy services through independent agents and dealers who market TDS’ services on a commission basis.  If TDS’ relationships with these agents and dealers are seriously harmed, its revenues could be adversely affected.

TDS has relationships with agents, dealers and other third-party retailers to obtain customers.  Agents and dealers are independent business people who obtain customers for TDS on a commission basis.  TDS’ agents are generally in the business of selling wireless telephones, wireless service packages and other related products. TDS’ dealers include major appliance dealers, car stereo companies and mass merchants including regional and national companies.  Additionally, in support of its overall internet initiatives, TDS has recruited agents which provide services exclusively through the internet.

TDS’ business and growth depends, in part, on the maintenance of satisfactory relationships with its agents, dealers and other third-party retailers.  If such relationships are seriously harmed, TDS’ revenues and, as a result, its financial condition or results of operations, could be adversely affected.

TDS’ investments in technologies which are unproven or for which success has not yet been demonstrated may not produce the benefits that TDS expects.

TDS is making investments in various new technologies and service and product offerings.  These investments include technologies for enhanced data services offerings. TDS expects new services, products and solutions based on these new technologies to contribute to future growth in its revenues.  However, the markets for some of these services, products and solutions are still emerging and the overall potential for these markets remains uncertain.  If customer demand for these new services, products and solutions does not develop as expected, TDS’ financial condition or results of operations could be adversely affected.

A failure by TDS to complete significant network construction and system implementation as part of its plans to improve the quality, coverage, capabilities and capacity of its network could have an adverse effect on its operations.

TDS’ business plan includes significant construction activities and enhancements to its network.  As TDS deploys, expands, and enhances its network, it may need to acquire additional spectrum. Also, as TDS continues to build out and enhance its network, TDS must, among other things, continue to:

•                lease, acquire or otherwise obtain rights to cell and switch sites;

•                obtain zoning variances or other local governmental or third-party approvals or permits for network construction;

•                complete and  update the radio frequency design, including cell site design, frequency planning and network optimization, for each of TDS’ markets; and

•              improve, expand  and maintain customer care, network management, billing and other financial and management systems.

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs in all markets.  Failure to successfully build out and enhance TDS’ network and necessary support facilities and systems in a cost effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.

Financial difficulties of TDS’ key suppliers or vendors, or termination or impairment of TDS’ relationship with such suppliers or vendors, could result in a delay or termination of TDS’ receipt of equipment, services or content which could adversely affect TDS’ business and results of operations.

TDS depends upon certain vendors to provide it with equipment, services or content that TDS needs to continue TDS’ network construction and upgrade and to operate its business.  TDS does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties and are unable to provide equipment, services or content to TDS on a timely basis or cease to provide such equipment, services or content or if such key suppliers otherwise fail to honor their obligations to TDS, TDS may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, TDS’ business, financial condition or results of operations could be adversely affected.

TDS has significant investments in entities that it does not control.  Losses in the value of such investments could have an adverse effect on TDS’ results of operations or financial condition.

TDS has significant investments in entities that it does not control, including investments in Deutsche Telekom AG and a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”).  TDS cannot provide assurance that these entities will operate in a manner that will increase the value of TDS’ investments, that TDS’ proportionate share of income from the LA Partnership will continue at the current level in the future or that TDS will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect TDS’ financial condition or results of operations.

War, conflicts, hostilities and/or terrorist attacks or equipment failure, power outages, natural disasters or breaches of network or information technology security could have an adverse effect on TDS’ business, financial condition or results of operations.

Wars, conflicts, hostilities, terrorist attacks, major equipment failures, power outages, natural disasters, breaches of network or information technology security or similar disasters or failures that affect TDS’ wireless or wireline telephone switching offices, information systems, microwave links, third-party owned local and long-distance networks on which TDS relies, TDS’ cell sites or other equipment or the networks of other providers which TDS customers use or on which they roam could have a material adverse effect on TDS’ operations. Although TDS has certain back-up and similar arrangements, TDS has not established a formal, comprehensive business continuity or emergency response plan at this time.  As a result, under certain circumstances, TDS may not be prepared to continue its operations, respond to emergencies or recover from disasters or other similar events.  TDS’ inability to operate its telecommunications system or access or operate its information systems even for a limited time period, or the loss or disclosure of customer data, may result in a loss of customers or impair TDS’ ability to serve customers or attract new customers, which could have an adverse effect on TDS’ business, financial condition or results of operations.

The market price of TDS’ Common Shares and Special Common Shares is subject to fluctuations due to a variety of factors.

Prices of TDS stocks are subject to fluctuations from time to time due to a variety of factors such as:

•                      general economic conditions;

•                      wireless and telecommunications industry conditions;

•                      fluctuations  in TDS’ quarterly customer activations, churn rate, revenues, results of operations or cash flows;

•                      variations between TDS’ actual financial and operating results and those expected by analysts and investors; and

•                      announcements by TDS’ competitors.

Any of these or other factors could adversely affect the future market prices of TDS stocks, or cause the future market prices of the stocks to fluctuate from time to time.

Changes in accounting requirements or guidance or interpretations related to such requirements, changes in industry practice, identification of errors or changes in estimates or assumptions could require restatements of financial information or amendments to disclosures included in this or prior filings with the SEC.

TDS prepares its consolidated financial statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and files such financial statements with the SEC in accordance with the SEC’s rules and regulations. The preparation of financial statements in accordance with U.S. GAAP requires TDS to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  TDS bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from estimates under different assumptions or conditions.  Changes in accounting requirements or in guidance or interpretations related to such requirements, changes in industry practice, identification of errors or changes in estimates or assumptions could require restatements of financial information or amendments to disclosures included in this or prior filings with the SEC.

Restatements of financial statements by TDS and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’ credit rating, liquidity, financing arrangements, capital resources and ability to access the capital markets, including shelf registration statements; could adversely affect TDS’ listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of TDS’ publicly traded equity and/or debt and/or TDS’ business, financial condition or results of operations.

TDS and its audit committee concluded that TDS would restate its financial statements in November 2005, November 2006 and April 2007, which resulted in delays in the filing of periodic reports with the SEC.  This resulted in downgrades of TDS’ credit ratings, defaults under TDS’ revolving credit agreement and certain forward contracts, non-compliance under TDS’ debt indenture, non-compliance under the requirements of the American Stock Exchange with respect to the listing of the TDS Common Shares and the TDS Special Common Shares and non-compliance with the requirements of the New York Stock Exchange with respect to the listing of certain series of TDS debt thereon.  These or possible future restatements and delays, or any subsequent delays in filing reports with the SEC, could have adverse consequences, including the following:  TDS’ credit ratings could be further downgraded, which would result in an increase in its borrowing costs and could make it more difficult for TDS to borrow funds on satisfactory terms.  The lenders on TDS’ revolving credit agreement and/or the counterparty on the forward contracts could refuse to waive or extend a waiver of defaults, impose restrictive covenants or conditions or require increased payments and fees.  The holders of debt under TDS’ indenture could attempt to assert a default and, if this is successful and TDS does not cure the default in a timely manner, accelerate such debt.  The American Stock Exchange could begin delisting proceedings with respect to the TDS Common Shares and TDS Special Common Shares.  The New York Stock Exchange could begin delisting proceedings with respect to TDS debt that is listed thereon.  TDS may not be able to file shelf registration statements on Form S-3 for an extended period of time, which may limit TDS’ ability to access the capital markets.  TDS may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse affect on TDS’ ability to attract and retain employees. TDS also could face shareholder litigation or SEC enforcement action.

The pending SEC investigation regarding the restatement of TDS’ financial statements could result in substantial expenses, and could result in monetary or other penalties.

The staff of the SEC is conducting an informal inquiry regarding TDS’ accounting practices in response to the restatements that were announced in November 2005 and November 2006.  TDS is cooperating fully with the SEC staff.  However, depending upon the scope and duration of the SEC’s review, substantial expenses and diversion of management’s attention and resources for the foreseeable future could be required.  Also, if TDS is unsuccessful in defending against this or other investigations or proceedings, TDS could incur monetary or other penalties that could have an adverse effect on its business, financial condition or results of operations.

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

A failure to successfully remediate the existing material weakness in internal control over financial reporting in a timely manner or the identification of additional material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on TDS’ business, financial condition or results of operations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, TDS is required to furnish a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of its Form 10-K filed with the SEC. TDS management is also required to report on the effectiveness of TDS’ disclosure controls and procedures. The independent auditors of TDS are required to attest to, and report on, the effectiveness of internal control over financial reporting.  As disclosed in this Form 10-K, TDS management has identified a material weakness in internal control over financial reporting and, accordingly, has determined that internal control over financial reporting was not effective at December 31, 2007.  Reference is made to Item 9A of this Form 10-K for a description of such material weakness in internal control over financial reporting.  Such material weakness could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on TDS’ business, financial condition or results of operations.  Further, if TDS does not successfully remediate any known material weaknesses in a timely manner, it could be subject to sanctions by regulatory authorities such as the SEC, it could fail to timely meet its regulatory reporting obligations, or investor perceptions could be negatively affected; each of these potential consequences could have an adverse effect on TDS’ business, financial condition or results of operations.

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

TDS may increase its debt in the future for acquisitions or other purposes.  For example, TDS may require substantial additional financing to fund capital expenditures, license purchases, operating costs and expenses, domestic or international investments, or other growth initiatives.  TDS currently relies on its committed revolving credit facilities to meet any additional short-term financing needs.  Other sources of financing may include public or private debt.  The agreements governing any indebtedness may contain financial and other covenants that could impair TDS’ flexibility and restrict TDS’ ability to pursue growth opportunities.  In addition, increased debt levels could result in higher interest costs and lower net cash flows and earnings.

Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.

TDS and its subsidiaries operate capital-intensive businesses.  TDS has used internally-generated funds and has also obtained substantial funds from external sources to finance the build-out and enhancement of markets, to fund acquisitions and for general corporate purposes.  TDS also may require substantial additional capital for, among other uses, acquisitions of providers of wireless or wireline telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.  In the long term, reduction of TDS’ construction, development and acquisition programs likely would have a negative impact on TDS’ consolidated revenues, income and cash flows.

Changes in the regulatory environment or a failure by TDS to timely or fully comply with any regulatory requirements could adversely affect TDS’ financial condition, results of operations or ability to do business.

TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Adverse decisions or increased regulation by these regulatory bodies could negatively impact TDS’ operations by, among other things, increasing TDS’ costs of doing business, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities.  For instance, on April 2, 2007, the FCC issued an order establishing new rules for the safeguarding of “customer proprietary network information.”  TDS will incur additional operating costs as it conforms its procedures to these rules.

TDS’ wireless business requires licenses granted by the FCC to provide wireless telecommunications services.  Typically, such licenses are issued for initial 10-year terms and may be renewed for additional 10-year terms subject to FCC approval of the renewal applications. Failure to comply with FCC requirements in a given service area could result in the revocation of TDS’ license for that area or in the imposition of fines.  Court decisions and rulemakings could have a substantial impact on TDS’ wireless operations, including rulemakings on intercarrier access compensation and universal service. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations.  TDS is unable to predict the future actions of the various regulatory bodies that govern TDS, but such actions could have material adverse effects on TDS’ wireless business.

For instance, currently before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service high cost fund in various ways.  These proposals include:  the creation of separate wireless, wireline, and broadband funds, with an overall “cap” on all funds, including the wireline and wireless funds; a separate cap on payments to wireless carriers; elimination of the “identical support” rules, thereby requiring wireless carriers to receive support based on their own costs rather than wireline “per line” costs; using “reverse auctions” (a form of competitive bidding) to determine the amount of support to be provided to eligible telecommunications carriers, and limiting the number of carriers eligible to receive support to a given area.  The FCC will consider these proposals and others in 2008.  It is not certain which of them, if any, will be adopted.  Adoption by the FCC of any form of “cap”, of limits on the number of carriers eligible to receive support for a given area or of its proposals related to identical support or  reverse auctions would likely reduce the amount of support that wireless carriers would be otherwise eligible to receive.

In addition, new or amended regulatory requirements could increase U.S. Cellular’s costs and divert resources from other initiatives.

TDS’ wireline operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Adverse decisions or increased regulation by these regulatory bodies could negatively impact TDS’ operations by, among other things, increasing TDS’ costs of doing business, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities.  TDS is unable to predict the future actions of the various regulatory bodies that govern TDS, but such actions could have material adverse effects on TDS’ wireline business.

TDS’ ILECs have been granted permission to operate by each of the states in which TDS operates.  TDS is subject to regulation from the regulatory commissions in each of these states as well as from the FCC.  State regulatory commissions have primary jurisdiction over local and intrastate rates that TDS charges customers, including, without limitation, other telecommunications companies, and service quality standards.  The FCC has primary jurisdiction over the interstate access rates that TDS charges other telecommunications companies that use TDS’ network and other issues related to interstate service.  TDS receives a substantial amount of its ILEC revenues from other interexchange carriers for providing access to its network and from compensation from the Universal Service Fund and other support funds.  The FCC is re-examining all currently regulated forms of access charges and the prospect for continued access charges is uncertain.  Furthermore, the FCC is reviewing the Universal Service Fund and applicable rules to assess the sustainability of the fund and is examining the process for determining the appropriate contributors, contribution rate, collection method, supported services, and the eligibility and portability of payments.  Changes in access charges and the Universal Service Fund that reduce the size of the fund and/or payments to TDS could have a material adverse impact on these sources of revenues.  Future revenues, costs, and capital investment in TDS’ wireline business could be adversely affected by material changes to these regulations including but not limited to changes in intercarrier compensation, state and federal universal service support, loop (“UNE-L”) pricing and requirements, and VoIP regulation.

Although TDS’ CLECs do not have regulatory review in the same way as the ILECs, the viability of their business model depends on FCC and state regulations.  Court decisions and regulatory developments relating to UNE-L and access and transport options could negatively affect the CLEC’s ability to obtain access to certain local networks or provide broadband services to end users and/or increase the cost of providing some services.  As a result of certain recent court decisions and regulatory developments, TDS has phased-out most of its CLEC operations that relied on an UNE-P provided by incumbent carriers.  Moreover, the further loss of some access and transport options as a result of future developments would be unfavorable for TDS’ CLEC operations and could negatively affect their ability to provide broadband services to end users.

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

TDS does not have control over changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments.  Income taxes and other federal or state taxes represent significant expenses for TDS.  Accordingly, changes in income tax rates, laws, regulations or rulings, or federal and state tax assessments could have an adverse effect on TDS’ financial condition or results of operations.

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

The assessment of legal proceedings is a highly subjective process that requires judgments about future events.  The amounts ultimately received or paid upon settlement or other resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements.  In addition, litigation or similar proceedings could impose restraints on TDS’ current or future manner of doing business. Such potential outcomes could have an adverse effect on TDS’ financial condition, results of operations or ability to do business.

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

Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  Concerns over radio frequency emissions may discourage use of wireless handsets or expose TDS to potential litigation.  Any resulting decreases in demand for wireless services, or costs of litigation and damage awards, could impair TDS’ ability to sustain profitability.

In addition, some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely.  These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, any of which could have an adverse effect on TDS’ business, financial condition or results of operations.

Numerous state and local legislative bodies have proposed legislation restricting or prohibiting the use of wireless phones while driving motor vehicles. These laws or, other laws if passed, prohibiting or restricting the use of wireless phones while driving, could have the effect of reducing customer usage, which could cause an adverse effect on TDS’ business, financial condition, or results of operations.

Certain matters, such as control by the TDS Voting Trust and provisions in the TDS restated certificate of incorporation, as amended, may serve to discourage or make more difficult a change in control of TDS.

The TDS restated certificate of incorporation, as amended, and the TDS bylaws contain provisions which may serve to discourage or make more difficult a change in control of TDS without the support of the TDS Voting Trust and the TDS board of directors or without meeting various other conditions.

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

The TDS restated certificate of incorporation, as amended, also authorizes the TDS board of directors to designate and issue TDS Undesignated Shares in one or more classes or series of preferred or common stock from time to time.  Generally, no further action or authorization by the shareholders is necessary prior to the designation or issuance of the additional TDS Undesignated Shares authorized pursuant to the TDS restated certificate of incorporation, as amended, unless applicable laws or regulations would require such approval in a given instance.  Such TDS Undesignated Shares could be issued in circumstances that would serve to preserve control of TDS’ then existing management.

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

Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward-looking estimates by a material amount.

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

Item 1B. Unresolved Staff Comments

                                                None.

Item 2.  Properties

                                                The physical property of TDS consists principally of: (i) switching and cell site equipment associated with wireless operations; (ii) telephone lines, central office and related equipment, and land and buildings associated with ILEC wireline operations; and (iii) fiber lines, central office and related equipment associated with CLEC wireline operations.  As of December 31, 2007, TDS’ property, plant and equipment, net of accumulated depreciation, totaled $3,525 million; $2,595 million at U.S. Cellular, $900 million at TDS Telecom and $30 million at Corporate and Suttle Straus.

                                                The plant and equipment of TDS is maintained in good operating condition and is suitable and adequate for TDS’ business operations.  TDS leases most of its offices and transmitter sites used in its wireless business and owns substantially all of its central office buildings, local administrative buildings, warehouses, and storage facilities used in its wireline operations.  TDS’ cell and transmitter sites and telephone lines are located on private and public property.  Locations on private land are by virtue of easements or other arrangements.

Item 3.  Legal Proceedings

                                                TDS may from time to time be involved in legal proceedings before the FCC and/or various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of probable loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure.  The adverse ultimate settlement of proceedings may differ materially from amounts accrued in the financial statements and could have a material effect on the results of operations, financial condition or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

                                                No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million in aggregate purchase price of TDS Special Common Shares from time to time pursuant to open market purchases and/or block purchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization will expire on March 2, 2010.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Special Common Shares during the fourth quarter of 2007.

TDS PURCHASES OF SPECIAL COMMON SHARES

Period	(a) Total Number of Special Common Shares Purchased	(b) Average Price Paid per Special Common Share	(c) Total Number of Special Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Special Common Shares that may yet be Purchased Under the Plans or Programs
October 1 – 31, 2007	330,524	$65.13	330,524	$139,390,363
November 1 – 30, 2007	139,662	61.85	139,662	130,752,793
December 1 – 31, 2007	123,600	60.04	123,600	123,331,725
Total for or as of end of the quarter ended December 31, 2007	593,786	$63.30	593,786	$123,331,725

The following is additional information with respect to the Special Common Shares authorization:

I.                 The date the program was announced was March 5, 2007 by Form 8-K.

II.             The amount originally approved was up to $250 million in aggregate purchase price of TDS Special Common Shares.

III.         The original expiration date for the program is March 2, 2010.

IV.         The Special Common Shares authorization did not expire during the fourth quarter of 2007.

V.             TDS has not determined to terminate the foregoing Special Common Shares repurchase program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2007.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that TDS' disclosure controls and procedures were not effective as of December 31, 2007 because of the material weakness in accounting for income taxes described below.  Notwithstanding the material weakness that existed as of December 31, 2007, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  TDS’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  TDS’ internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and, where required, the board of directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of TDS’ management, including its Chief Executive Officer and Chief Financial Officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in internal control over financial reporting as of December 31, 2007:

TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes.  Specifically, TDS did not have effective controls designed and in place to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency affected deferred income tax asset and liability accounts and income taxes payable. This control deficiency resulted in the restatement of TDS’ annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 and 2007 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’ interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weakness identified above, management has concluded that TDS did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of TDS’ internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

The following changes in TDS’ internal control over financial reporting during the quarter ended December 31, 2007 have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting:

Property, Plant and Equipment – During the fourth quarter of 2007, TDS implemented enhancements to internal controls related to accounting for property, plant and equipment, including controls to ensure accurate recording of transfers and disposals of assets.  The scope of these changes include improvements to the fixed assets management system and supporting processes and procedures, including a cycle count program covering cell sites and switches and improved financial system integration, which management believes has enhanced its internal controls related to property, plant and equipment. Extensive training was provided related to these enhanced procedures and controls.  As a result of these changes in internal control, management has concluded that the control deficiencies associated with accounting for property, plant and equipment no longer constitute a material weakness as of December 31, 2007.  TDS has ongoing activities in this area to further improve the related processes and controls.

Remediation Activities Related to Previously Disclosed Material Weaknesses in Internal Control Over Financial Reporting

TDS previously reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2007 that it had remediated the material weakness in accounting for forward contracts and related derivative instruments that had existed at December 31, 2006.

In addition to the material weakness related to income tax accounting identified above, management had also reported the following material weaknesses in internal control over financial reporting from December 31, 2005 through September 30, 2007:

1.

TDS did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the financial reporting requirements and the complexity of TDS' operations and transactions. Further, TDS did not have a sufficient number of qualified personnel to create, communicate and apply accounting policies and procedures in compliance with GAAP. This control deficiency contributed to the material weaknesses discussed herein and the restatement of TDS' annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of substantially all accounts and disclosures that would result in a material misstatement to TDS' interim or annual consolidated financial statements that would not be prevented or detected.

2.

TDS did not maintain effective controls over its accounting for property, plant and equipment. Specifically, effective controls were not designed and in place to ensure accurate recording of transfers and disposals of equipment. This control deficiency affected depreciation expense, property, plant and equipment and accumulated depreciation. This control deficiency resulted in the restatement of TDS' annual consolidated financial statements for 2005, 2004 and 2003, the interim consolidated financial statements for all quarters in 2005 and 2004, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS' interim or annual consolidated financial statements that would not be prevented or detected.

As indicated above in the Changes in Internal Control Over Financial Reporting, management determined that the control deficiencies related to accounting for property, plant and equipment no longer constitute a material weakness as of December 31, 2007.  Management has addressed the material weaknesses in internal control over financial reporting related to personnel and policies and is currently addressing the material weakness in internal control over financial reporting related to income tax accounting.  Management’s remediation activities included the following:

Personnel and Policies - TDS has undertaken a multi-year program to improve its technical accounting expertise, documentation of policies, and automation of accounting and financial reporting.  This program has included the following activities:

•      Accounting Review Committee - The Accounting Review Committee consists of TDS’ Corporate Controller, U.S. Cellular’s Controller and TDS Telecom’s Controller, along with members of their accounting teams.  The Committee oversees the accounting treatment for current, unusual or nonrecurring matters. The Committee has retained external financial accounting experts to advise the Committee on technical accounting matters and, in addition, to provide updates related to current accounting developments on a quarterly basis.

•      Accounting Policies and Processes – TDS, with the assistance of external consultants, has performed a comprehensive review of key accounting policies and processes to remediate the material weaknesses in internal control over financial reporting that existed at December 31, 2006 and to improve the design and operating effectiveness of controls and processes.  Such improvements included the development and enhancement of written accounting policies and procedures, including policies and procedures for new accounting pronouncements, as well as communication and training related to the policies and procedures.  In addition, TDS formalized polices and procedures related to researching and documenting accounting matters impacting TDS, including reviews of conclusions reached at multiple levels.

•      Training – TDS, with the assistance of external consultants, developed and conducted a comprehensive training program specific to the needs of accounting personnel.  Formal group training sessions were conducted in 2006 and 2007, and additional classes will be conducted in the future.  As a result of these training efforts, management has developed greater expertise within each organization with respect to pertinent areas of accounting.

•      Recruiting – TDS has added several new director, manager and staff level positions which enhanced the overall level of technical accounting expertise and enabled improvements in controls and processes.  Specifics related to each company are as follows:

o  TDS – a Manager, Accounting and Reporting was added in the second quarter of 2005; a Manager, External Reporting was added in the third quarter of 2005; a Director of Accounting Policy and a Director, Internal Controls and SOX Compliance were added in the third quarter of 2006; a Manager of Accounting Policy was added in the first quarter of 2007; a Director of Tax Accounting was added in the third quarter 2007; and a Vice President and Controller of TDS Telecom was added in the fourth quarter of 2007.  A new Senior Vice President and Corporate Controller was added in the third quarter of 2007 as a result of the retirement of the previous Senior Vice President and Corporate Controller.

o  U.S. Cellular – a Vice President and Controller was added in the second quarter of 2005 and promoted to Executive Vice President – Finance and Chief Financial Officer in the first quarter of 2007; a Director, Accounting Policy and Reporting was added in the second quarter of 2006; a Manager, Accounting Policy and a Director of Internal Controls were added in the fourth quarter of 2006; a Manager, Accounting Policy and Research, a Director of Operations Accounting and a Director – Remediation Projects were added in the second quarter of 2007; a Manager of Internal Controls, a Manager of Consolidations and a Manager of Operating Markets Accounting were added in the third quarter of 2007; and a second Director of Operations Accounting was added in the fourth quarter of 2007.

As a result of these activities and the effective operation of the related processes and procedures, management has concluded that the control deficiencies associated with personnel and accounting policies and procedures no longer constitute a material weakness at December 31, 2007.  TDS has ongoing activities in this area to further improve the related processes and controls.

Income Tax Accounting – During 2007 TDS implemented tax provisioning software which enhanced internal controls related to accounting for income taxes on a TDS enterprise-wide basis, including U.S. Cellular. Further, during 2007, TDS took the following steps (which individually were not considered to have a material effect on TDS’ internal control over financial reporting):

•      With the assistance of external tax advisors, enhanced controls and policies with respect to monitoring the difference between the income tax basis and financial reporting basis of assets and liabilities and reconciling the difference to the deferred income tax asset and liability balances. The scope of this project encompassed controls over income taxes on a TDS enterprise-wide basis, including U.S. Cellular.

•      Provided extensive training to associates to strengthen their technical expertise in GAAP, including accounting for income taxes.

•      Reorganized the tax department to have a separate group responsible solely for income tax accounting which reports directly to the Senior Vice President and Corporate Controller, and hired a Director of Tax Accounting in the third quarter of 2007 to lead this group.

TDS is in the process of further enhancing controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2007.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Incorporated by reference from Proxy Statement section entitled “Executive and Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Proxy Statement sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.  Certain Relationships, Related Transactions and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a)             The following documents are filed as a part of this report:

(1) Financial Statements

Consolidated Statements of Operations	Annual Report*
Consolidated Statements of Cash Flows	Annual Report*
Consolidated Balance Sheets	Annual Report*
Consolidated Statements of Common Stockholders’ Equity	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Management’s Report on Internal Controls Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm– PricewaterhouseCoopers LLP	Annual Report*

*      Incorporated by reference from Exhibit 13.

(2) Financial Statement Schedules

Location
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule—PricewaterhouseCoopers LLP	page S-1
II. Valuation and Qualifying Accounts	page S-2
Los Angeles SMSA Limited Partnership Financial Statements	page S-3
Report of Independent Registered Public Accounting Firm–Deloitte & Touche LLP	page S-4
Balance Sheets	page S-5
Statements of Operations	page S-6
Statements of Changes in Partners’ Capital	page S-7
Statements of Cash Flows	page S-8
Notes to Financial Statements	page S-9

All other schedules have been omitted because they are not applicable or not required because the required information is shown in the financial statements or notes thereto.

(3)           Exhibits

The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report.  Compensatory plans or arrangements are identified in the Exhibit Index with an asterisk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Telephone and Data Systems, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2008 appearing in the Annual Report to Shareholders of Telephone and Data Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 29, 2008

TELEPHONE AND DATA SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Column A	Column B	Column C-1	Column C-2	Column D	Column E
(Dollars in thousands)

For the Year Ended December 31, 2007
Deducted from deferred tax asset:
For unrealized net operating losses	$(49,506)	$11,974	$(37,335)	$—	$(74,867)
Deducted from accounts receivable:
For doubtful accounts	(25,383)	(74,988)	—	78,748	(21,623)
For the Year Ended December 31, 2006
Deducted from deferred tax asset:
For unrealized net operating losses	(43,677)	—	(5,829)	—	(49,506)
Deducted from accounts receivable:
For doubtful accounts	(20,820)	(70,366)	—	65,803	(25,383)
For the Year Ended December 31, 2005
Deducted from deferred tax asset:
For unrealized net operating losses	(36,654)	2,513	(9,536)	—	(43,677)
Deducted from accounts receivable:
For doubtful accounts	$(17,487)	$(46,427)	$—	$43,094	$(20,820)

LOS ANGELES SMSA LIMITED PARTNERSHIP

FINANCIAL STATEMENTS

TDS’s investment in Los Angeles SMSA Limited Partnership is accounted for by the equity method.  Pursuant to Rule 3-09 of Regulation S-X, TDS is required to include audited financial statements of such investment in this Form 10-K filing. The partnership’s financial statements were obtained by TDS as a limited partner. Through U.S. Cellular (an 80.8% subsidiary of TDS), TDS’s ownership percentage of Los Angeles SMSA Limited Partnership is 5.5%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, GA

February 22, 2008

LOS ANGELES SMSA LIMITED PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
ASSETS

CURRENT ASSETS:
Accounts receivable — net of allowance of $16,975 and $12,028	$283,307	$255,131
Unbilled revenue	23,692	26,485
Due from General Partner	413,716	386,206
Prepaid expenses and other current assets	4,284	3,192

Total current assets	724,999	671,014

PROPERTY, PLANT AND EQUIPMENT — Net	1,566,982	1,552,071

WIRELESS LICENSES	79,543	79,543

OTHER ASSETS	551	608

TOTAL	$2,372,075	$2,303,236

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$77,805	$104,929
Advance billings and customer deposits	102,355	91,140
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	185,083	200,992

LONG TERM LIABILITIES:
Deferred gain on lease transaction	58,592	63,511
Other long term liabilities	9,687	8,621

Total long term liabilities	68,279	72,132

Total liabilities	253,362	273,124
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

PARTNERS’ CAPITAL	2,118,713	2,030,112

TOTAL	$2,372,075	$2,303,236

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	2007	2006	2005
OPERATING REVENUES (see Note 5 for Transactions with Affiliates and Related Parties):
Service revenues	$3,319,515	$2,926,169	$2,447,848
Equipment and other revenues	423,013	401,584	301,724

Total operating revenues	3,742,528	3,327,753	2,749,572

OPERATING COSTS AND EXPENSES (see Note 5 for Transactions with Affiliates and Related Parties):
Cost of service (excluding depreciation and amortization related to network assets included below)	543,800	483,552	356,119
Cost of equipment	614,572	553,986	408,579
Selling, general and administrative	1,044,193	938,591	828,533
Depreciation and amortization	291,303	264,400	237,233
(Gain) loss on disposal of property, plant and equipment	8	(23)	(104)

Total operating costs and expenses	2,493,876	2,240,506	1,830,360

OPERATING INCOME	1,248,652	1,087,247	919,212

OTHER INCOME:
Interest income — net	34,110	38,052	25,067
Other — net	5,839	6,217	4,923

Total other income	39,949	44,269	29,990

NET INCOME	$1,288,601	$1,131,516	$949,202

Allocation of net income:
Limited partners	$773,160	$678,909	$569,521
General Partner	$515,441	$452,607	$379,681

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners Capital
BALANCE — January 1, 2005	$699,757	$739,994	$213,426	$96,217	$1,749,394

Distributions	(280,000)	(296,100)	(85,400)	(38,500)	(700,000)

Net income	379,681	401,512	115,803	52,206	949,202

BALANCE — December 31, 2005	799,438	845,406	243,829	109,923	1,998,596

Distributions	(440,000)	(465,300)	(134,200)	(60,500)	(1,100,000)

Net income	452,607	478,631	138,045	62,233	1,131,516

BALANCE — December 31, 2006	812,045	858,737	247,674	111,656	2,030,112

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net income	515,441	545,078	157,209	70,873	1,288,601

BALANCE — December 31, 2007	$847,486	$896,215	$258,483	$116,529	$2,118,713

See notes to financial statements.

LOS ANGELES SMSA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,288,601	$1,131,516	$949,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,303	264,400	237,233
Net (gain) loss on disposal of property, plant and equipment	8	(23)	(104)
Provision for losses on accounts receivable	39,694	25,088	16,578
Amortization of deferred gain on lease transaction	(4,918)	(4,513)	(4,923)
Changes in certain assets and liabilities:
Accounts receivable	(67,870)	(54,292)	(48,595)
Unbilled revenue	2,793	(2,282)	(2,083)
Prepaid expenses and other current assets	(1,092)	(362)	8
Accounts payable and accrued liabilities	(7,475)	(1,007)	(28,508)
Advance billings and customer deposits	11,215	16,057	9,232
Other long term liabilities	1,066	3,538	5,083

Net cash provided by operating activities	1,553,325	1,378,120	1,133,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, including purchases from affiliates— net	(325,815)	(338,490)	(391,777)
Change in due from General Partner — net	(27,510)	60,370	(41,346)

Net cash used in investing activities	(353,325)	(278,120)	(433,123)

CASH FLOWS FROM FINANCING ACTIVITIES —
Distributions to partners	(1,200,000)	(1,100,000)	(700,000)
Net cash used in financing activities	(1,200,000)	(1,100,000)	(700,000)

CHANGE IN CASH	—	—	—

CASH — Beginning of year	—	—	—

CASH — End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING AND FINANCING ACTIVITIES — Accruals for capital expenditures	$10,455	$10,959	$4,979

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in thousands)

1.     ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership — Los Angeles SMSA Limited Partnership (the “Partnership”) was formed on January 1, 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2007, 2006 and 2005 are as follows:

General Partner:
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:	42.30%
AirTouch Cellular*
Cellco Partnership	12.20%
United States Cellular Corporation	5.50%

*AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless).

2.     SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used for, but not limited to, the accounting for: allocations, allowance for uncollectible accounts receivable, unbilled revenue, fair value of financial instruments, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition — The Partnership earns revenue by providing access to the network (access revenue) and for usage of the network (airtime/usage revenue), which includes roaming and long distance revenue. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in advance billings. Airtime/usage revenue, roaming revenue and long distance revenue are recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless handsets and accessories is recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. In accordance with the provisions of Emerging Issues Task Force (ETIF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, the Partnership recognizes customer activation fees as part of equipment revenue. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5). The Partnership’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and EITF Issue No. 00-21.

Operating Costs and Expenses — Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of certain administrative and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership and therefore, operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. The General Partner believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are reasonable. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Income Taxes — The Partnership is not a taxable entity for federal and state income tax purposes. Any taxable income or loss is apportioned to the partners based on their respective partnership interests and is reported by them individually.

Inventory — Inventory is owned by Cellco and held on consignment by the Partnership. Such consigned inventory is not recorded on the Partnership’s financial statements. Upon sale, the related cost of the inventory is transferred to the Partnership at Cellco’s cost basis and included in the accompanying Statements of Operations.

Allowance for Doubtful Accounts — The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and the historical write-off experience, net of recoveries.

Property, Plant and Equipment — Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of accounting. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Maj or improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

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

FCC Licenses — The Federal Communications Commission (FCC) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will reward a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The current terms of the Partnership’s FCC licenses expire in April 2017, October 2014 and February 2016. The General Partner believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2007 and 2006. There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

Valuation of Assets — Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The FCC licenses recorded on the books of the Partnership are evaluated for impairment by the General Partner. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $27,035 related to the spectrum lease, as discussed in Note 5).

The FCC licenses, on the books of Cellco and the Partnership, are treated as an indefinite life intangible asset under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and are not amortized, but rather are tested for impairment annually or between annual dates, if events or circumstances warrant. All of the licenses in Cellco’s nationwide footprint are tested in the aggregate for impairment under SFAS No. 142.

Cellco evaluates its wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco tests its licenses on an aggregate basis, in accordance with EITF No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, using a direct value methodology in accordance with SEC Staff Announcement No. D- 108, Use of the Residual Method to Value Acquired Assets other than Goodwill. The direct value approach determines fair value using estimates of future cash flows associated specifically with the wireless licenses. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. Cellco evaluated its wireless licenses for potential impairment as of December 15, 2007 and December 15, 2006. These evaluations resulted in no impairment of Cellco’s wireless licenses.

Concentrations — To the extent the Partnership’s customer receivables become delinquent, collection activities commence. No single customer is large enough to present a significant financial risk to the Partnership. The Partnership maintains an allowance for losses based on the expected collectibility of accounts receivable.

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

Financial Instruments — The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Due from General Partner — Due from General Partner principally represents the Partnership’s cash position. Cellco manages, on behalf of the General Partner, all cash, inventory, investing and financing activities of the Partnership. As such, the change in due from General Partner is reflected as an investing activity or a financing activity in the Statements of Cash Flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, administrative and operating costs incurred by Cellco on behalf of the General Partner, as well as property, plant, and equipment transactions with affiliates, are charged to the Partnership through this account. Interest income or interest expense is based on the average monthly outstanding balance in this account and is calculated by applying the General Partner’s average cost of borrowing from Verizon Global Funding, a wholly-owned subsidiary of Verizon Communications, Inc., which was approximately 5.4%, 5.4% and 4.8% for the years ended December 31, 2007, 2006 and 2005, respectively. Included in net interest income is interest income of $34,304, $38,286 and $25,354 for the years ended December 31, 2007, 2006 and 2005, respectively, related to the due from General Partner.

Distributions — The Partnership is required to make distributions to its partners on a quarterly basis based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, expands disclosures about fair value measurements, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Partnership is required to adopt SFAS No. 157 effective January 1, 2008 on a prospective basis, except for those items where the Partnership has elected a partial deferral under the provisions of FASB Staff Position (FSP) No. FAS 157-b, Effective Date of FASB Statement No. 157, which was issued during the first quarter of 2008. FSP 157-b permits deferral of the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The deferral applies to measurements of fair value used when testing wireless licenses, other intangible assets, and other long-lived assets for impairment. The Partnership does not expect this standard to have an impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible items at fair value, and to report unrealized gains and losses in earnings on items for which the fair value option has been elected. The Partnership is required to adopt SFAS No. 159 effective January 1, 2008. The Partnership does not expect this standard to have an impact on the financial statements.

In June 2006, the EITF reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact the financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

3.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2007 and 2006:

	Useful Lives	2007	2006
Land		$7,664	$8,380
Buildings and improvements	10-40 years	400,605	352,758
Cellular plant equipment	3-15 years	2,534,976	2,339,005
Furniture, fixtures and equipment	2-5 years	77,267	65,882
Leasehold improvements	5 years	184,399	153,934

		3,204,911	2,919,959

Less accumulated depreciation and amortization		1,637,929	1,367,888

Property, plant and equipment, net		$1,566,982	$1,552,071

Capitalized network engineering costs of $15,101 and $14,214 were recorded during the years ended December 31, 2007 and 2006, respectively. Construction-in-progress included in certain of the classifications shown above, principally cellular plant equipment, amounted to $145,093 and $182,700 at December 31, 2007 and 2006, respectively. Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $291,303, $264,400 and $237,233, respectively.

Tower Transactions — Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (Vodafone), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (Sublease Agreement) to SpectraSite Holdings, Inc. (SpectraSite) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465. At December 31, 2007 and 2006, the Partnership has $63,515 and $68,434, respectively, recorded as deferred gain on lease transaction. The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $9,777, $9,718 and $8,816 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2007, 2006 and 2005, respectively, which is included in cost of service in the accompanying Statements of Operations. The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2007	2006
Accounts payable	$32,222	$51,784
Non-income based taxes and regulatory fees	31,431	37,597
Accrued commissions	14,152	15,548

Accounts payable and accrued liabilities	$77,805	$104,929

5.     TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Significant transactions with affiliates (Cellco and its related entities) and other related parties, including allocations and direct charges, are summarized as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Service revenues (a)	$219,495	$215,812	$152,079
Equipment and other revenues (b)	(25,126)	(33,911)	(9,704)
Cost of service (c)	458,912	439,658	294,055
Cost of equipment (d)	64,427	52,927	39,234
Selling, general and administrative (e)	741,137	623,738	562,740

a.       Service revenues include roaming revenues relating to customers of other affiliated markets, long distance, data and allocated contra-revenues including revenue concessions.

b.      Equipment and other revenues include switch revenue, sales of handsets and accessories and allocated contra-revenues including equipment concessions and coupon rebates.

c.       Cost of service includes roaming costs relating to customers roaming in other affiliated markets and allocated cost of telecom, long distance, and handset applications.

d.      Cost of equipment includes handsets, accessories, and allocated warehousing and freight.

e.       Selling, general and administrative expenses include salaries, commissions and billing, and allocated office telecom, customer care, sales and marketing, advertising, and commissions.

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

The Partnership had net purchases involving plant, property, and equipment with affiliates of $160,165, $225,547 and $247,165 in 2007, 2006 and 2005, respectively.

On October 19, 2007, the Partnership entered into lease agreements for the right to use additional spectrum owned by Cellco. The initial term of these agreements is ten years. The 2007 annual lease commitment of $27,035 represents the costs of financing the spectrum, and does not necessarily reflect the economic value of the services received. No additional spectrum purchases or lease commitments, other than the $27,035 have been entered into by the Partnership as of December 31, 2007.

6.     COMMITMENTS

The General Partner, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancelable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancelable lease term. For the years ended December 31, 2007, 2006 and 2005, the Partnership recognized a total of $66,102, $53,502 and $49,606, respectively, as rent expense related to payments under these operating leases, which was included in cost of service and general and administrative expenses in the accompanying Statements of Operations.

Aggregate future minimum rental commitments under noncancelable operating leases, excluding renewal options that are not reasonably assured, for the years shown are as follows:

Years	Amount
2008	$69,945
2009	65,369
2010	55,827
2011	48,102
2012	40,831
2013 and thereafter	154,439

Total minimum payments	$434,513

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters at December 31, 2007 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

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

8.     RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year
Accounts Receivable Allowances:
2007	$12,028	$39,694	$(34,747)	$16,975
2006	9,274	25,088	(22,334)	12,028
2005	11,853	16,578	(19,157)	9,274

* * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

By:	/S/ LEROY T. CARLSON JR.
LeRoy T. Carlson, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ KENNETH R. MEYERS
Kenneth R. Meyers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/S/ DOUGLAS D. SHUMA
Douglas D. Shuma
Senior Vice President and Controller
(Principal Accounting Officer)

Dated February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LEROY T. CARLSON	Director	February 29, 2008
LeRoy T. Carlson

/S/ LEROY T. CARLSON, JR.	Director	February 29, 2008
LeRoy T. Carlson, Jr.

/S/ LETITIA G.C. CARLSON	Director	February 29, 2008
Letitia G.C. Carlson

/S/ WALTER C.D. CARLSON	Director	February 29, 2008
Walter C.D. Carlson

/S/ JAMES BARR III	Director	February 29, 2008
James Barr III

/S/ GREGORY P. JOSEFOWICZ	Director	February 29, 2008
Gregory P. Josefowicz

/S/ KENNETH R. MEYERS	Director	February 29, 2008
Kenneth R. Meyers

/S/ DONALD C. NEBERGALL	Director	February 29, 2008
Donald C. Nebergall

/S/ GEORGE W. OFF	Director	February 29, 2008
George W. Off

/S/ CHRISTOPHER D. O’LEARY	Director	February 29, 2008
Christopher D. O’Leary

/S/ MITCHELL H. SARANOW	Director	February 29, 2008
Mitchell H. Saranow

/S/ HERBERT S. WANDER	Director	February 29, 2008
Herbert S. Wander

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(a)	TDS Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Report on Form 8-A/A filed on July 10, 1998.
3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 to TDS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
3.1(c)

Certificate of Amendment dated April 11, 2005 to TDS’ Restated Certificate of Incorporation, as amended, is hereby incorporated by reference from Exhibit 3 to TDS’ Report on Form 8-A filed on April 11, 2005.

3.2	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated November 13, 2007.
4.1(a)	TDS Restated Certificate of Incorporation, as amended, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Report on Form 8-A/A filed on July 10, 1998.
4.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.1 to TDS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
4.1(c)

Certificate of Amendment dated April 11, 2005 to TDS’ Restated Certificate of Incorporation, as amended is herby incorporated by reference from Exhibit 3 to TDS’ Report on Form 8-A filed on April 11, 2005.

4.2	TDS Restated Bylaws as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated November 13, 2007.
4.3(a)

Indenture between TDS and BNY Midwest Trust Company, dated November 1, 2001, is hereby incorporated by reference to Exhibit 4 to TDS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.3(b)

First Supplemental Indenture dated November 28, 2001, between TDS and BNY Midwest Trust Company, establishing TDS’ 7.60% Series A Notes, is hereby incorporated by reference to Exhibit 1 to TDS’ Report on Form 8-A, filed on November 29, 2001.

4.3(c)

Second Supplemental Indenture dated May 31, 2002, by and between TDS and BNY Midwest Trust Company, making changes to the First Supplemental Indenture, is hereby incorporated by reference to Exhibit 4.8 to TDS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.3(d)

Third Supplemental Indenture dated March 31, 2005, by and between TDS and BNY Midwest Trust Company, establishing TDS’ 6.625% Senior Notes due 2045, is hereby incorporated by reference to TDS Current Report on Form 8-K dated March 23, 2005.

4.4

Amended and Restated Revolving Credit Agreement dated December 9, 2004 among TDS and the lenders named therein, Bank of America, N.A., as administrative agent, TD Securities (USA) LLC, as syndication agent, Wachovia Bank, National Association, LaSalle Bank National Association and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch, each as documentation agents, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated December 9, 2004.

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

4.6(a)	Indenture dated June 1, 2002 between U.S. Cellular and BNY Midwest Trust Company of New York, is hereby incorporated by reference to Exhibit 4.1 to Form S-3 (File No. 333-88344).
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

Exhibit Number	Description of Document
9.1

Amendment and Restatement (dated as of April 22, 2005) of Voting Trust Agreement dated as of June 30, 1989, is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to Schedule 13D dated May 2, 2005 filed by the trustees of such voting trust with respect to TDS Common Shares.

10.1*

Salary Continuation Agreement for LeRoy T. Carlson dated May 20, 1977, as amended May 22, 1981 and May 25, 1984 is hereby incorporated by reference to TDS’ Registration Statement on Form S-2, No. 2-92307.

10.2(a)*

Supplemental Benefit Agreement for LeRoy T. Carlson dated March 21, 1980, as amended March 20, 1981, is hereby incorporated by reference to an exhibit to TDS’ Registration Statement on Form S-7, No. 2-74615.

10.2(b)*

Memorandum of Amendment to Supplemental Benefit Agreement dated as of May 28, 1991, is hereby incorporated by reference to Exhibit 10.2(b) to TDS’ Annual Report on Form 10-K for the year ended December 31, 1991.

10.3(a)*	TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated April 11, 2005.
10.3(b)*	First Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.3 to TDS’ Current Report on Form 8-K dated December 10, 2007.
10.3(c)*	Second Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.4 to TDS’ Current Report on Form 8-K dated December 10, 2007.
10.4*

TDS Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2005) is hereby incorporated by reference to Exhibit 99.1 to TDS’ Current Report on Form 8-K dated November 2, 2006.

10.5*	TDS 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 10.2 of TDS’ Current Report on Form 8-K dated April 11, 2005.
10.6*	TDS Compensation Plan for Non-Employee Directors, as amended May 10, 2007, is hereby incorporated by reference to Exhibit 10.7 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2006.
10.7(a)*	TDS Bonus Deferral and Stock Unit Match Program 2008 Bonus Year, is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated December 10, 2007.
10.7(b)*	Election Form for TDS Bonus Deferral and Stock Unit Match Program 2008 Bonus Year, is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated December 10, 2007.
10.8(a)*

U.S. Cellular 2006 Executive Officer Annual Incentive Plan Effective January 1, 2006 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 12, 2006.

10.8(b)*

U.S. Cellular 2007 Executive Officer Annual Incentive Plan Effective January 1, 2007, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated August 8, 2007.

10.9(a)*

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting to Shareholders and Proxy Statement dated April 5, 2005.

10.9(b)*	First Amendment to U.S. Cellular 2005 Long-Term Incentive plan, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.9(c)*	Second Amendment to U.S. Cellular 2005 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.
10.9(d)*	Third Amendment to U.S. Cellular 2005 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.
10.9(e)*	Fourth Amendment to U.S. Cellular 2005 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.
10.10(a)*	U.S. Cellular Executive Deferred Compensation Interest Account Plan, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.
10.10(b)*

Election Form for U.S. Cellular Executive Deferred Compensation Interest Account Plan, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.11*

Form of U.S. Cellular Executive Deferred Compensation Agreement - Phantom Stock Account for Deferred Bonus, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated December 10, 2007.

10.12*	U.S. Cellular 2003 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit 99.1 of U.S. Cellular’s Registration Statement on Form S-8 (Registration No. 333-103543).
10.13*	Form of U.S. Cellular’s Stock Option Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.
10.14*	Form of U.S. Cellular’s Restricted Stock Unit Award Agreement for John E. Rooney, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2006.

Exhibit Number	Description of Document
10.15*	Form of TDS Corporate Officer Long Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated March 7, 2006.
10.16*	Retention Agreement between TDS and Kenneth R. Meyers dated December 4, 2006, is hereby incorporated by reference to Exhibit 99.3 to TDS’ Current Report on Form 8-K dated November 30, 2006.
10.17*

TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers dated December 26, 2006, is hereby incorporated by reference to Exhibit 99.1 to TDS’ Current Report on Form 8-K dated January 1, 2007.

10.18*	Form of TDS Corporate Officer Long Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to TDS’ Current Report on Form 8-K dated March 7, 2006.
10.19*

Terms of Letter Agreement between U.S. Cellular and John E. Rooney dated March 28, 2000 is hereby incorporated by reference to Exhibit 10 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

10.20*

Guidelines and Procedures for TDS Officer Bonuses for 2007 Performance Year is hereby incorporated by reference to Exhibit 10.1 to TDS’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

10.21

Guaranty dated as of August 19, 2002, by TDS in favor of Citibank N.A. relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.3 to TDS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.22

Guaranty, dated October 22, 2002, by TDS in favor of Societe Generale relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.21 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2002.

10.23

Guarantee, dated November 6, 2002, by TDS in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.22 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2002.

10.24

Guarantee, dated November 12, 2002, by TDS in favor of JPMorgan Chase Bank relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.23 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2002.

10.25

Guaranty, dated December 5, 2002, by TDS in favor of West LB AG relating to monetization of Deutsche Telekom ordinary shares is hereby incorporated by reference to Exhibit 10.24 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2002.

11	Statement regarding computation of earnings per share (included in Footnote 6 to financial statements in Exhibit 13).
12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.
13	Incorporated portions of 2007 Annual Report to Shareholders.
21	Subsidiaries of TDS.
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*Indicates a management contract or compensatory plan or arrangement.

Telephone and Data Systems, Inc.

30 North LaSalle Street

Chicago, Illinois 60602

312/630-1900