Form 10-Q
period 2008-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2008-05-07
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Shares, $.01 par value	53,164,628 Shares
Special Common Shares, $.01 par value	57,234,617 Shares
Series A Common Shares, $.01 par value	6,442,058 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2008

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended
	March 31,
	2008	2007
	(Dollars and shares in thousands,
	except per share amounts)

Operating Revenues	$1,249,101	$1,156,557

Operating Expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	442,383	402,033
Selling, general and administrative expense	463,299	420,417
Depreciation, amortization and accretion expense	186,158	188,005
Loss on asset disposals, net	3,652	3,305
Total Operating Expenses	1,095,492	1,013,760

Operating Income	153,609	142,797

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	21,470	23,696
Interest and dividend income	9,746	16,196
Interest expense	(41,380)	(57,801)
Gain (loss) on investments and financial instruments	(3,490)	255,870
Other, net	(199)	(2,224)
Total Investment and Other Income (Expense)	(13,853)	235,737

Income Before Income Taxes and Minority Interest	139,756	378,534
Income tax expense	49,251	141,238
Income Before Minority Interest	90,505	237,296
Minority share of income, net of tax	(17,018)	(17,971)
Net Income	73,487	219,325
Preferred dividend requirement	(13)	(13)
Net Income Available To Common	$73,474	$219,312

Basic Weighted Average Shares Outstanding	117,570	116,837
Basic Earnings Per Share (Note 7)	$0.62	$1.88

Diluted Weighted Average Shares Outstanding	118,191	118,383
Diluted Earnings Per Share (Note 7)	$0.62	$1.85

Dividends Per Share	$0.1025	$0.0975

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$73,487	$219,325
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	186,158	188,005
Bad debts expense	20,405	12,255
Stock-based compensation expense	3,116	4,651
Deferred income taxes	(102,540)	81,841
(Gain) loss on investments and financial instruments	3,490	(255,870)
Equity in earnings of unconsolidated entities	(21,470)	(23,696)
Distributions from unconsolidated entities	7,047	2,321
Minority share of income	17,018	17,971
Loss on asset disposals, net	3,652	3,305
Noncash interest expense	5,319	5,378
Other noncash expense	189	—
Excess tax benefit from stock awards	(1,138)	(1,522)
Changes in assets and liabilities
Change in accounts receivable	(10,156)	20,262
Change in inventory	(15,485)	15,785
Change in accounts payable	(14,529)	(27,048)
Change in customer deposits and deferred revenues	6,162	12,648
Change in accrued taxes	149,349	55,355
Change in accrued interest	5,807	5,403
Change in other assets and liabilities	(46,882)	(49,901)
	268,999	286,468

Cash Flows from Investing Activities
Additions to property, plant and equipment	(132,465)	(130,717)
Cash paid for acquisitions	(107,685)	(18,237)
Cash received from divestitures	6,838	279
Proceeds from sale of investments	48,619	—
Other investing activities	371	2,246
	(184,322)	(146,429)

Cash Flows from Financing Activities
Issuance of notes payable	—	25,000
Issuance of long-term debt	—	454
Repayment of long-term debt	(928)	(848)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	1,103	7,040
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(2,526)	5,558
Excess tax benefit from stock awards	1,138	1,522
Repurchase of TDS Special Common Shares	(40,584)	—
Repurchase of U.S. Cellular Common Shares	(6,201)	—
Dividends paid	(13)	(11,399)
Distributions to minority partners	(2,588)	(2,519)
Other financing activities	1,262	(1,769)
	(49,337)	23,039

Net Increase in Cash and Cash Equivalents	35,340	163,078

Cash and Cash Equivalents -
Beginning of period	1,174,446	1,013,325
End of period	$1,209,786	$1,176,403

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheets

Assets

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,209,786	$1,174,446
Accounts receivable
Due from customers, less allowances of $15,104 and $16,326, respectively	368,337	379,558
Other, principally connecting companies, less allowances of $5,670 and $5,297, respectively	141,044	150,863
Marketable equity securities	969,311	1,917,893
Inventory	128,771	115,818
Prepaid expenses	92,890	77,155
Other current assets	23,872	59,855
	2,934,011	3,875,588
Investments
Licenses	1,824,144	1,516,629
Goodwill	684,164	679,129
Customer lists, net of accumulated amortization of $85,947 and $82,243, respectively	25,794	25,851
Investments in unconsolidated entities	224,282	206,418
Other investments	11,279	11,509
	2,769,663	2,439,536
Property, Plant and Equipment
In service and under construction	8,174,705	8,064,229
Less accumulated depreciation	4,692,065	4,539,127
	3,482,640	3,525,102
Other Assets and Deferred Charges	52,099	53,917
Total Assets	$9,238,413	$9,894,143

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$4,444	$3,860
Forward contracts	669,226	1,005,512
Accounts payable	298,840	308,882
Customer deposits and deferred revenues	172,377	166,191
Accrued interest	24,264	18,456
Accrued taxes	153,245	40,439
Accrued compensation	61,806	91,703
Derivative liability	156,081	711,692
Deferred income tax liability	209,074	327,162
Other current liabilities	335,535	125,622
	2,084,892	2,799,519

Deferred Liabilities and Credits
Net deferred income tax liability	570,747	555,593
Asset retirement obligation	177,527	173,468
Other deferred liabilities and credits	157,195	154,602
	905,469	883,663
Long-Term Debt
Long-term debt, excluding current portion	1,635,373	1,632,226

Commitments and Contingencies

Minority Interest	665,701	651,537

Preferred Shares	860	860

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,581,000 and 56,581,000 shares, respectively	566	566
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 62,946,000 and 62,946,000 shares, respectively	629	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,442,000 and 6,442,000 shares, respectively	64	64
Capital in excess of par value	2,049,738	2,048,110
Treasury Shares at cost:
Common Shares, 3,416,000 and 3,433,000 shares, respectively	(119,598)	(120,544)
Special Common Shares, 5,711,000 and 4,712,000 shares, respectively	(245,177)	(204,914)
Accumulated other comprehensive income	9,180	511,776
Retained earnings	2,250,716	1,690,651
	3,946,118	3,926,338
Total Liabilities and Stockholders’ Equity	$9,238,413	$9,894,143

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes To Consolidated Financial Statements

1.              Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 80.8%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’ 80%-owned printing and distribution company, Suttle Straus, Inc.  In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses, or both.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2008 financial statement presentation.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007.  The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.              Summary of Significant Accounting Policies

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded currently.  Pension costs were $4.6 million and $3.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

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

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Service Cost	$499	$609
Interest on accumulated benefit obligation	863	858
Expected return on plan assets	(948)	(821)
Amortization of:
Prior service cost	(207)	(207)
Net loss	242	340
Net postretirement cost	$449	$779

TDS expects to make contributions to the post-retirement plans in the second quarter of 2008.  The amount of contributions will be between $3.7 million and $4.5 million.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, the amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The amounts recorded gross in Operating revenues that are billed to customers and remitted to governmental authorities totaled $36.8 million and $30.8 million for the three months ended March 31, 2008 and 2007, respectively.

Accounting for the Effects of Certain Types of Regulation

For the three months ended March 31, 2007, TDS Telecom’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). This accounting recognized the economic effects of rate-making actions of regulatory bodies in the financial statements of TDS Telecom’s ILEC operations. In the third quarter of 2007, TDS Telecom discontinued the application of SFAS 71 for its ILEC operations. Therefore, TDS Telecom’s ILEC operations follow the provisions of SFAS 71 for the three months ended March 31, 2007, and do not follow such provisions for the three months ended March 31, 2008.  This accounting change did not have a material impact on the comparability of TDS’ consolidated financial statements for these periods.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FSP FAS 157-2 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. TDS adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008 (See Note 5 - Fair Value Measurements for more information related to TDS’ adoption of SFAS 157 for its financial assets and liabilities). TDS is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). TDS is currently reviewing the requirements of SFAS 141(R) and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No.160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. It also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141. SFAS 160 is effective on a prospective basis for TDS’ 2009 financial statements, except for the presentation and disclosure requirements, which will be applied retrospectively. TDS is currently reviewing the requirements of SFAS 160 and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for TDS’ 2009 financial statements. TDS’ current derivative instruments are expected to mature prior to the effective date of SFAS 161, and therefore, TDS does not expect SFAS 161 to have an impact on its disclosures.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for TDS’ 2009 financial statements. TDS does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position or results of operations.

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

Transactions Pending as of March 31, 2008:

TDS’ subsidiary, U.S. Cellular, participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”).  U.S. Cellular is a limited partner in King Street Wireless.  King Street Wireless qualified as a “designated entity” and was eligible for bid credits with respect to spectrum purchased in Auction 73.  As discussed in Note 4 – Variable Interest Entities, TDS consolidates King Street Wireless.

The FCC released the results of Auction 73 on March 20, 2008.  King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%.  This amount is recorded as a component of Licenses in TDS’ March 31, 2008 Consolidated Balance Sheet.  In January 2008, U.S. Cellular made capital contributions and advances to King Street Wireless and its general partner of $97.0 million.  King Street Wireless used the funding to pay the FCC an initial deposit of $97.0 million in January 2008 to allow it to participate in Auction 73.  During April 2008, U.S. Cellular made additional capital contributions and advances to King Street Wireless and its general partner of $203.5 million in cash.  This amount is recorded as a component of Other current liabilities in TDS’ March 31, 2008 Consolidated Balance Sheet.  King Street Wireless then paid this amount to the FCC in April 2008 to fulfill its remaining obligation ($300.5 million aggregate bid less $97.0 million deposit) for the licenses for which it was the provisional winning bidder in the auction. U.S. Cellular may agree to make additional capital contributions and/or advances to King Street Wireless and/or its general partner to provide additional funding for the development of such licenses.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all.  While the bidding in Auction 73 has ended, the FCC has not yet awarded any of the licenses to winning bidders nor is there any prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.  The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

On March 21, 2008, U.S. Cellular entered into an agreement to acquire the remaining 50% ownership interest of North Carolina RSA 1 Partnership, a wireless market operator in which U.S. Cellular had previously owned a 50% non-operating, unconsolidated interest, for $7.0 million in cash, subject to a working capital adjustment.  The transaction is expected to close in the second quarter of 2008.

Transactions Completed as of March 31, 2008:

As previously disclosed, in October 2006, U.S. Cellular’s interest in Midwest Wireless Communications, LLC (“Midwest Wireless”) was sold to ALLTEL Corporation. In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash with respect to its interest in Midwest Wireless. On January 8, 2008, U.S. Cellular received a final distribution from the escrow of $6.3 million, plus interest of $0.5 million.  A gain and interest income of $6.3 million and $0.5 million, respectively, were recognized in the fourth quarter of 2007 related to this distribution.

As previously disclosed, on December 3, 2007, U.S. Cellular entered into an agreement to acquire six 12 megahertz lower C block 700 megahertz licenses in Maine for $5.0 million in cash. On March 28, 2008, U.S. Cellular completed this transaction.

As previously disclosed, on November 30, 2007, U.S. Cellular entered into an exchange agreement with Sprint Nextel Corporation which provided for U.S. Cellular to receive personal communication service (“PCS”) spectrum in eight licenses covering portions of four states (Oklahoma, West Virginia, Maryland and Iowa), in exchange for U.S. Cellular delivering PCS spectrum in eight licenses covering portions of Illinois.  In connection with the exchange, TDS recognized a pre-tax loss of $20.8 million during the fourth quarter of 2007.  This transaction closed on March 19, 2008.

As previously disclosed, on November 30, 2007, TDS Telecom entered into an agreement to acquire a telephone company in Indiana serving 750 access lines for $6.7 million in cash, including acquisition costs of $0.1 million.  On February 13, 2008, TDS Telecom completed this transaction.

TDS’ acquisitions for the three months ended March 31, 2008 and the allocation of the purchase price for each respective acquisition were as follows:

		Allocation of Purchase Price
(Dollars in thousands)	Purchase price	Goodwill(1)	Licenses	Customer lists	Net tangible assets/(liabilities)
U.S. Cellular Acquisitions
Auction 73 Licenses	$300,479	$—	$300,479	$—	$—
Maine Licenses	5,000	—	5,000	—	—
Other	1,891	970	623	964	(666)

Telecom Acquisitions
ILEC telephone company	6,712	1,923	—	499	4,290

Total	$314,082	$2,893	$306,102	$1,463	$3,624

(1)          None of the goodwill is deductible for tax purposes.

4.     Variable Interest Entities

As of March 31, 2008, TDS consolidates the following variable interest entities:

•                  King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless

•                  Barat Wireless L.P. (“Barat Wireless”) and Barat Wireless, Inc., the general partner of Barat Wireless

•                  Carroll Wireless L.P. (“Carroll Wireless”) and Carroll PCS, Inc., the general partner of Carroll Wireless

These variable interest entities are consolidated pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), as U.S. Cellular anticipates benefiting from or absorbing a majority of the variable interest entities’ expected gains or losses. Pending finalization of the variable interest entities’ permanent financing plans, and upon request by the variable interest entities, U.S. Cellular may agree to make additional capital contributions and advances to the variable interest entities.

See Note 3 - Acquisitions, Divestitures and Exchanges for further details on King Street Wireless.

U.S. Cellular is a limited partner in Barat Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 66. Barat Wireless was qualified to receive a 25% bid credit available to “very small businesses”, defined as businesses having annual gross revenues of less than $15 million. At the conclusion of the auction on September 18, 2006, Barat Wireless was the successful bidder with respect to 17 licenses for which it had bid $127.1 million, net of its bid credit. On April 30, 2007, the FCC granted Barat Wireless’ applications with respect to the 17 licenses for which it was the successful bidder. These 17 license areas cover portions of 20 states and are in markets which are either adjacent to or overlap U.S. Cellular licensed areas.

Barat Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2008, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $127.2 million; of this amount $127.1 million is included in Licenses in the Consolidated Balance Sheets. Barat Wireless used the funding to pay the FCC $127.1 million in 2006 to fulfill its obligation for the licenses purchased in Auction 66.

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction. With respect to these licenses, Carroll Wireless was qualified to receive a 25% bid credit available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 16 licenses in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the licenses was $129.7 million, net of the bid credit to which Carroll Wireless was entitled. These licenses cover portions of 10 states and are in markets which are either adjacent to or overlap U.S. Cellular licensed areas.

Carroll Wireless is in the process of developing its long-term business and financing plans. As of March 31, 2008, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $129.9 million; of this amount, $129.7 million is included in Licenses in the Consolidated Balance Sheets.

5.              Fair Value Measurements

Effective January 1, 2008, TDS adopted the provisions of SFAS 157 for its financial assets and liabilities. Also on January 1, 2008, TDS elected to adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial
Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), for certain assets and liabilities.

SFAS 157 Adoption

SFAS 157 defines “fair value”, establishes a framework for measuring fair value in the application of U.S. GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and application in U.S. GAAP.  SFAS 157 provides that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  This pronouncement establishes a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 2 inputs must be observable either directly or indirectly for substantially the full term of the financial instrument.  Level 3 inputs are unobservable.

Although TDS believes the valuation methodologies being utilized are most appropriate for valuing a given asset or liability, different methodologies or assumptions could result in a different estimate of fair value at the measurement date.

TDS’ methods of determining or estimating fair value for financial assets and liabilities that are reported on a fair value basis subject to the provisions of SFAS 157 are as follows:

Marketable Equity Securities:

TDS and its subsidiaries hold marketable equity securities in Deutsche Telekom and Rural Cellular Corporation (“RCCC”).  These securities are publicly traded. Fair value for these securities is based upon quoted market prices for identical assets in active markets. Therefore, these inputs are considered Level 1 inputs in accordance with guidance set forth in SFAS 157.

TDS’ investment in RCCC is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  Therefore, unrealized gains and losses on this investment are recorded as a component of Accumulated other comprehensive income.

Prior to the adoption of SFAS 159 on January 1, 2008 (see below), TDS’ investment in Deutsche Telekom was accounted for as an “available for sale” security under the provisions of SFAS 115, and therefore unrealized gains and losses on this investment were recorded as a component of Accumulated other comprehensive income for the three months ended March 31, 2007.  Subsequent to the adoption of SFAS 159, TDS’ investment in Deutsche Telekom was accounted for as a “trading” security under the provisions of SFAS 115, and therefore unrealized gains and losses on this investment were recorded as a component of (Gain) loss on investments and financial instruments for the three months ended March 31, 2008.

Derivative Liabilities:

TDS has variable prepaid forward contracts (“forward contracts”) in connection with its Deutsche Telekom marketable equity securities.  The collar component of these forward contracts represents a derivative instrument as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  The fair value of these collars is estimated by applying option pricing models.  The inputs to these models include the current Deutsche Telekom stock price, collar ceiling strike price, collar floor strike price, risk-free interest rate, contractual dividend yield, contract term, and the estimated future volatility of the underlying Deutsche Telekom stock.  Cumulatively, these inputs are considered Level 2 inputs in accordance with the guidance set forth in SFAS 157.

The following table includes each major category of financial assets and liabilities that are reported on a fair value basis subject to SFAS 157 at March 31, 2008 and its classification within the fair value hierarchy:

	Quoted prices in
	active markets for	Significant other
	identical assets	observable inputs
(Dollars in thousands)	(Level 1)	(Level 2)

Assets
Marketable equity securities	$969,311	$—

Liabilities
Derivative liability	$—	$156,081

SFAS 159 Adoption

SFAS 159 permits companies to choose to measure various financial instruments and certain other items at fair value.  Pursuant to the provisions of SFAS 159, at the date the option is elected, entities are required to record a cumulative-effect adjustment to beginning retained earnings.  In subsequent periods, for those instruments in which the fair value option is elected, unrealized gains and losses are recorded in the Statement of Operations.  On January 1, 2008, TDS adopted SFAS 159 for its investment in Deutsche Telekom AG Ordinary Shares, and also for the “collar” portions of the variable prepaid forward contracts related to such Deutsche Telekom stock.

TDS adopted SFAS 159 for these items in order to better align the financial statement presentation of the unrealized gains and losses attributable to these items with their underlying economics.  Specifically, prior to the adoption of SFAS 159 for these items, the Deutsche Telekom stock was subject to the recognition provisions of SFAS 115, which required that the unrealized gains and losses on such stock be recorded in Accumulated other comprehensive income, a balance sheet account.  Since the related collars did not qualify as cash flow hedges after June 2003, the changes in the fair value of the collars were reported in earnings in accordance with the requirements of SFAS 133 after this date.  As a result of adopting SFAS 159 for both the Deutsche Telekom stock and the related collars, unrealized gains and losses on both of these items will be recorded in earnings as a (Gain) loss on investments and financial instruments.  Such gains and losses are expected to substantially offset each other, and thus better reflect the economics of the collars, which were established in order to hedge the variability in the fluctuations of the fair value of the underlying Deutsche Telekom stock.

At March 31, 2008, in addition to the aforementioned investment in Deutsche Telekom, TDS’ investment in marketable equity securities included a $31.8 million investment in RCCC common stock.  TDS accounts for its RCCC common stock under the provisions of SFAS 115, as an “available-for-sale” security.  TDS did not elect to adopt the provisions of SFAS 159 for this investment since TDS does not have any collars or other derivative instruments that hedge the impact of changes in the market value of this RCCC stock.

As a result of the election of SFAS 159 for its Deutsche Telekom stock and related collars, TDS recorded an adjustment to increase the January 1, 2008 beginning retained earnings by $502.7 million, net of $291.2 of income taxes.  This amount reflects an unrealized gain attributable to the Deutsche Telekom stock of $647.3 million, net of income tax of $374.9 million, offset by an unrealized loss on the related collars of $144.6 million, net of income tax of $83.7 million.  The unrealized loss on the collars was attributable to the periods from inception to June 2003.  During such periods the collars qualified as cash flow hedges and the changes in the fair value were recorded as a component of Accumulated other comprehensive income.

There were no tax accounting implications to the Consolidated Balance Sheet or Statement of Operations upon TDS’ election of the fair value option for its Deutsche Telekom marketable equity securities and related collars other than to reclassify the related tax effects from Accumulated other comprehensive income to beginning retained earnings, as mentioned above.  On a recurring basis, as the Consolidated Statement of Operations reflects a benefit or detriment related to the increase or decrease in the value of these securities and collars, there will be deferred tax consequences.  For income tax purposes, no gain or loss is recognized until the securities are sold and until the collars are settled.

The following table summarizes the impact of the adoption of SFAS 159 as of January 1, 2008:

	Balance Sheet prior		Balance Sheet
	to the adoption	Net unrealized	after adoption
	of SFAS 159	gain reclassified	of SFAS 159
	on January 1, 2008	upon adoption	on January 1, 2008
Marketable equity securities	$1,917,893	$—	$1,917,893
Derivative liabilities	711,692	—	711,692
Accumulated other comprehensive income	511,776	(502,677)	9,099
Retained earnings	1,690,651	502,677	2,193,328

The following table details the (Gain) loss on investments and financial instruments included in the Statements of Operations for the three months ended March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Gain (loss) on marketable equity securities
Deutsche Telekom AG	$(357,160)	$—
VeriSign, Inc.	—	2,527
	(357,160)	2,527

Gain (loss) on derivative instruments
Deutsche Telekom AG collars(1)	353,670	239,746
Vodafone Group Plc collars (1)	—	15,769
VeriSign, Inc. collars(1)	—	(2,172)
	353,670	253,343
Total	$(3,490)	$255,870

(1)          These derivative instruments represent the collar portions of variable prepaid forward contracts that relate to each of these marketable equity security investments.  All forward contracts relating to the Vodafone Group and VeriSign shares were settled and the remaining shares disposed of in 2007.  See Note 10 - Marketable Equity Securities and Variable Prepaid Forward Contracts, for more information on the variable prepaid forward contracts.

6.              Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three months ended March 31, 2008 and 2007 was 35.2% and 37.3%, respectively. The decrease in the effective tax rate for the 2008 period was attributable to lower state income tax rates applicable to tax gains recorded in the first quarter of 2008.

7.              Earnings per Share

Basic earnings per share is computed by dividing Net income available to common by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing Net income available to common by the weighted average common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings per share and the effect of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars and shares in thousands,
	except earnings per share)
Basic Earnings per Share:
Net income	$73,487	$219,325
Preferred dividend requirement	(13)	(13)
Net income available to common used in basic earnings per share	$73,474	$219,312

Diluted Earnings per Share:
Net income available to common used in basic earnings per share	$73,474	$219,312
Minority income adjustment (1)	(321)	(529)
Preferred dividend adjustment (2)	12	12
Net income available to common used in diluted earnings per share	$73,165	$218,795

Weighted average number of shares used in basic earnings per share:
Common Shares	53,208	51,975
Special Common Shares	57,920	58,417
Series A Common Shares	6,442	6,445
Weighted average number of shares used in basic earnings per share	117,570	116,837
Effects of Dilutive Securities:
Effects of preferred shares	50	44
Effects of stock options (3)	481	1,427
Effects of restricted stock units (4)	90	75
Weighted average number of shares used in diluted earnings per share	118,191	118,383

Basic Earnings per Share	$0.62	$1.88

Diluted Earnings per Share	$0.62	$1.85

(1)   The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of

U.S. Cellular’s issuable securities were outstanding.

(2)   The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.

(3)   Stock options exercisable into 335,867 Common Shares and 1,414,320 Special Common Shares for the three months ended March 31, 2008, and 224,722 Common Shares and 224,722 Special Common Shares for the three months ended March 31, 2007, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(4)   Restricted stock units issuable upon vesting into 466 Special Common Shares for the three months ended March 31, 2008 were not included in computing diluted earnings per share because their effects were antidilutive.  There were no antidilutive restricted stock units for the comparable period in 2007.

8.              Licenses and Goodwill

Changes in TDS’ licenses and goodwill are primarily the result of acquisitions, divestitures and impairment of its licenses, wireless markets and telephone companies. See Note 3 – Acquisitions, Divestitures and Exchanges for information regarding transactions which affected licenses and goodwill during the period.

	U.S.
(Dollars in thousands)	Cellular(1)	TDS Telecom	Total
Licenses
Balance December 31, 2007	$1,513,829	$2,800	$1,516,629
Acquisitions	306,102	—	306,102
U.S. Cellular Common Share repurchases (2)	1,413	—	1,413
Balance March 31, 2008	$1,821,344	$2,800	$1,824,144

Balance December 31, 2006	$1,517,607	$2,800	$1,520,407
Acquisitions	7,900	—	7,900
Balance March 31, 2007	$1,525,507	$2,800	$1,528,307

(1)          U.S. Cellular’s balances include licenses allocated from TDS.

(2)          This adjustment is the allocation of value related to U.S. Cellular’s share buyback programs.  See Note 13 - TDS Special Common and U.S. Cellular Common Share Repurchases for a discussion of U.S. Cellular’s purchase of its Common Shares.

	U.S.
(Dollars in thousands)	Cellular(1)	TDS Telecom	Other(2)	Total
Goodwill
Balance December 31, 2007	$276,416	$398,911	$3,802	$679,129
Acquisitions	970	1,923	—	2,893
U.S. Cellular Common Share repurchases(3)	2,142	—	—	2,142
Balance March 31, 2008	$279,528	$400,834	$3,802	$684,164

Balance December 31, 2006	$246,920	$398,652	$2,281	$647,853
Acquisitions	5,818	—	—	5,818
Balance March 31, 2007	$252,738	$398,652	$2,281	$653,671

(1)          U.S. Cellular’s balances include goodwill allocated from TDS.

(2)          Other consists of goodwill related to Suttle Straus.

(3)          This adjustment is the allocation of value related to U.S. Cellular’s share buyback programs.  See Note 13 - TDS Special Common and U.S. Cellular Common Share Repurchases for a discussion of U.S. Cellular’s purchase of its Common Shares.

9.              Customer Lists

Customer lists, which are intangible assets resulting from acquisitions or step acquisition allocation of value related to U.S. Cellular’s share buyback programs, are amortized using a combination of accelerated and straight-line methods over the remaining estimated life. The changes in the customer lists for the three months ended March 31, 2008 and 2007 were as follows:

	U.S.	TDS
(Dollars in thousands)	Cellular(1)	Telecom	Total
Customer lists
Balance December 31, 2007	$25,851	$—	$25,851
Acquisitions	964	499	1,463
Amortization	(3,703)	—	(3,703)
U.S. Cellular Common Share repurchases(2)	2,183	—	2,183
Balance March 31, 2008	$25,295	$499	$25,794

Balance December 31, 2006	$26,196	$—	$26,196
Acquisitions	1,560	—	1,560
Amortization	(3,773)	—	(3,773)
Balance March 31, 2007	$23,983	$—	$23,983

(1)         U.S. Cellular’s balance include customer lists allocated from TDS.

(2)         This adjustment is the allocation of value related to U.S. Cellular’s share buyback programs.  See Note 13 - TDS Special Common and U.S. Cellular Common Share Repurchases for a discussion of U.S. Cellular’s purchase of its Common Shares.

Based on the Customer lists balance as of March 31, 2008, amortization expense for the remainder of 2008 and for the years 2009-2013 is expected to be $8.5 million, $7.7 million, $6.0 million, $3.0 million, $0.5 million and $0.1 million, respectively.

10.       Marketable Equity Securities and Variable Prepaid Forward Contracts

TDS holds marketable equity securities, which were obtained in connection with the sale of non-strategic investments.  Information regarding TDS’ marketable equity securities is summarized as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Deutsche Telekom AG - 55,969,689 and 85,969,689 Ordinary Shares, respectively	$937,492	$1,886,175
Rural Cellular Corporation - 719,396 Common Shares	31,819	31,718
Aggregate fair value included in Current Assets	969,311	1,917,893
Accounting cost basis	938,140	864,643
Gross unrealized holding gains (1)	31,171	1,053,250
Equity method unrealized gains	387	387
Income tax (expense)	(11,435)	(386,315)
Minority share of unrealized holding gains	(1,949)	(1,945)
Unrealized holding gains, net of tax and minority share (1)	18,174	665,377
Derivative instruments, net of tax and minority share(1)	—	(144,583)
Retirement plans, net of tax	(8,994)	(9,018)
Accumulated other comprehensive income	$9,180	$511,776

(1)         Upon the adoption of SFAS 159 on January 1, 2008, unrealized holding gains and losses related to the Deutsche Telekom AG Ordinary Shares and the collar portions of the variable prepaid forward contracts related to such shares (derivatives) were reclassified to retained earnings.  See Note 5 - Fair Value Measurements, for further details on the adoption of SFAS 159.

TDS entered into variable prepaid forward contracts (“forward contracts”) related to the Deutsche Telekom ordinary shares it holds. The economic hedge risk management objective of the forward contracts is to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk is hedged at or above the accounting cost basis of the securities.  As of December 31, 2007, such forward contracts were scheduled to mature during the period January 2008 to September 2008.  The principal amount of the forward contracts was accounted for as a loan. The forward contracts contain embedded collars that are bifurcated and accounted for as derivatives in accordance with SFAS 133.

The forward contracts related to 30 million Deutsche Telekom Ordinary Shares matured during the quarter ended March 31, 2008.  TDS elected to deliver a substantial majority of the 30 million Deutsche Telekom ordinary shares in settlement of the forward contracts relating to such Deutsche Telekom ordinary shares and disposed of the remaining Deutsche Telekom ordinary shares related to such forward contracts and realized $48.6 million of cash proceeds. Disposition of these 30 million shares through settlement and sale resulted in a current tax liability of $113.0 million.  After these forward contracts were settled in January and February 2008, TDS owns 55,969,689 Deutsche Telekom ordinary shares at March 31, 2008.  The forward contracts related to TDS’ 55,969,689 Deutsche Telekom ordinary shares are scheduled to mature between May and September 2008.  As a result of TDS adopting SFAS 159 as of January 1, 2008, no gain or loss was recognized upon the settlement in the quarter ended March 31, 2008.  Rather changes in the fair value of the Deutsche Telekom ordinary shares and the collar portion of the forward contracts related to such shares were recorded in Gain (loss) on investments and financial instruments from January 1, 2008 through the respective settlement dates. See Note 5 - Fair Value Measurements for details on TDS’ adoption of SFAS 159 and the impact on TDS’ financial statements.

The remaining Deutsche Telekom ordinary shares are classified as Current Assets and the related forward contracts and derivative liability are classified as Current Liabilities in the Consolidated Balance Sheet at March 31, 2008. Contracts aggregating $236.4 million require quarterly interest payments at the LIBOR rate plus 50 basis points (the three-month LIBOR rate was 2.69% at March 31, 2008). Contracts aggregating $438.0 million are structured as zero-coupon obligations with a weighted average effective interest rate of 4.4% per year. No interest payments are required for the zero-coupon obligations during the contract period.

Under the terms of the forward contracts, TDS will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts may be settled in Deutsche Telekom shares or in cash, pursuant to formulas that “collar” the price of the shares. The collars typically are adjusted contractually for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential typically is reduced. If the dividend decreases, the collar’s upside potential typically is increased. If TDS elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

In April and May 2008, TDS settled or agreed to settle forward contracts related to 46,969,689 additional Deutsche Telekom ordinary shares. The forward contracts related to the 46,969,689 Deutsche Telekom shares were or will be settled prior to their scheduled maturity dates in May 2008 through September 2008.  See Note 17 — Subsequent Events, for details on the early settlement of such forward contracts.

TDS is required to comply with certain covenants under the forward contracts. TDS believes that it was in compliance as of March 31, 2008 with all covenants and other requirements set forth in its forward contracts.

On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in TDS’ Consolidated Balance Sheet as of March 31, 2008. If the transaction closes, TDS will receive approximately $32.4 million in cash, recognize a $31.7 million pre-tax gain and cease to own any interest in RCCC.

11.       Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

TDS held a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (“LA Partnership”) as of March 31, 2008 and March 31, 2007, and recorded $15.8 million and $18.0 million, respectively, of equity income related to the LA Partnership in the three month periods then ended.  Such amounts are included in Equity in earnings of unconsolidated entities in the Consolidated Statements of Operations.

Based on data furnished to TDS by the managing partner the following table summarizes the operating results of the LA Partnership:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Revenues	$949,000	$904,000
Operating expenses	652,000	584,000
Operating income	297,000	320,000
Other income	7,000	8,000
Net income	$304,000	$328,000

12.       Commitments and Contingencies

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

Legal Proceedings

TDS is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

13.       TDS Special Common and U.S. Cellular Common Share Repurchases

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. This authorization will expire on March 2, 2010. During the three months ended March 31, 2008, TDS repurchased 1,041,016 Special Common Shares for $45.1 million, or an average of $43.28 per share pursuant to this authorization.  Of this amount, $40.6 million was paid in the first quarter of 2008, and $4.5 million was paid in April of 2008.  TDS did not repurchase any Special Common Shares in the first quarter of 2007.  As of March 31, 2008, TDS has purchased a total of $171.7 million of Special Common Shares under this authorization, and therefore may purchase up to $78.3 million in future periods.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three month period, primarily for use in employee benefit plans.  This authorization does not have an expiration date. During the three months ended March 31, 2008, U.S. Cellular repurchased 150,000 Common Shares for $10.8 million, or an average of $71.70 per share, pursuant to this authorization.  U.S. Cellular also received $4.6 million in cash during the first quarter of 2008 as a final settlement payment for 2007 Common Share repurchases executed through accelerated share repurchase agreements with an investment banking firm.  U.S. Cellular did not repurchase any Common Shares in the first quarter of 2007.

TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. See Note 8 - Licenses and Goodwill, and Note 9 - Customer Lists, for details on the amounts allocated to Licenses, Goodwill and Customer Lists related to the repurchase of U.S. Cellular Common Shares for the three months ended March 31, 2008.

14.   Accumulated Other Comprehensive Income

The cumulative balances of unrealized gains (losses) on marketable equity securities, derivative instruments and retirement plans and related income tax effects included in Accumulated other comprehensive income are as follows.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period (prior to adoption of SFAS 159)	$665,377	$749,978
Cumulative effect adjustment upon the adoption of SFAS 159(1)	(647,260)	—
Balance, beginning of period (after adoption of SFAS 159)	18,117	749,978
Add (deduct):
Unrealized gains (losses)	101	(247,902)
Deferred tax (expense) benefit	(39)	90,774
	62	(157,128)
Minority share of unrealized gains	(5)	962
Net increase (decrease) in unrealized gains	57	(156,166)
Initial application of FIN 48(2)	—	30,306
Balance, end of period	$18,174	$624,118

Derivative Instruments
Balance, beginning of period (prior to adoption of SFAS 159)	$(144,583)	$(215,122)
Cumulative effect adjustment upon the adoption of SFAS 159(1)	144,583	—
Balance, beginning of period (after adoption of SFAS 159)	—	(215,122)
Add (deduct):
Minority share of unrealized losses	—	(4)
Net (increase) decrease in unrealized losses	—	(4)
Initial application of FIN 48(2)	—	(9,583)
Balance, end of period	$—	$(224,709)

Retirement Plans
Balance, beginning of period	$(9,018)	$(12,743)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(207)	(207)
Amortization of unrecognized net loss	242	340
	35	133
Deferred income tax (expense)	(11)	(51)
Net change in retirement plans	24	82
Balance, end of year	$(8,994)	$(12,661)

Accumulated Other Comprehensive Income
Balance, beginning of period (prior to adoption of SFAS 159)	$511,776	$522,113
Cumulative effect adjustment upon the adoption of SFAS 159(1)	(502,677)	—
Balance, beginning of period (after adoption of SFAS 159)	9,099	522,113
Add (deduct):
Net change in marketable equity securities	57	(156,166)
Net change in derivative instruments	—	(4)
Net change in retirement plans	24	82
Net change included in comprehensive income	81	(156,088)
Initial application of FIN 48(2)	—	20,723
Net change included in accumulated comprehensive income	81	(135,365)
Balance, end of period	$9,180	$386,748

(1)         See Note 5 - Fair Value Measurements for additional detail related to the cumulative effect adjustment related to the adoption of SFAS 159.

(2)         FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Comprehensive Income	$73,487	$219,325
Net income	81	(156,088)
Net change included in comprehensive income	$73,568	$63,237

15.       Business Segment Information

Financial data for TDS’ business segments for the three month period ended or as of March 31, 2008 and 2007 are as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or as of				Non-	Other
March 31, 2008	U.S.	TDS Telecom		Reportable	Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
Operating revenues	$1,037,856	$151,815	$56,129	$11,623	$(8,322)	$1,249,101
Cost of services and products	365,053	44,834	26,333	8,479	(2,316)	442,383
Selling, general and administrative expense	407,634	42,481	17,026	1,902	(5,744)	463,299
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	265,169	64,500	12,770	1,242	(262)	343,419
Depreciation, amortization and accretion expense	142,530	33,624	5,884	722	3,398	186,158
(Gain) loss on asset disposals	3,673	(21)	—	—	—	3,652
Operating income (loss)	118,966	30,897	6,886	520	(3,660)	153,609
Significant non-operating items:
Equity in earnings of unconsolidated entities	21,235	1	—	—	234	21,470
Gain (loss) on investments and financial instruments	—	—	—	—	(3,490)	(3,490)
Marketable equity securities	16,404	—	—	—	952,907	969,311
Investments in unconsolidated entities	172,586	6,528	—	—	45,168	224,282
Total assets	5,926,074	1,659,633	146,902	29,304	1,476,500	9,238,413
Capital expenditures	111,690	14,646	3,436	929	1,764	132,465

Three Months Ended or as of				Non-	Other
March 31, 2007	U.S.	TDS Telecom		Reportable	Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Segment (1)	Items(2)	Total
Operating revenues	$934,674	$157,592	$61,350	$9,323	$(6,382)	$1,156,557
Cost of services and products	318,028	49,097	28,957	7,298	(1,347)	402,033
Selling, general and administrative expense	358,866	41,859	21,603	1,466	(3,377)	420,417
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	257,780	66,636	10,790	559	(1,658)	334,107
Depreciation, amortization and accretion expense	145,952	34,046	5,859	632	1,516	188,005
(Gain) loss on asset disposals	3,305	—	—	—	—	3,305
Operating income (loss)	108,523	32,590	4,931	(73)	(3,174)	142,797
Significant non-operating items:
Equity in earnings of unconsolidated entities	23,098	—	—	—	598	23,696
Gain (loss) on investments and financial instruments	12,461	—	—	—	243,409	255,870
Marketable equity securities	245,228	—	—	—	2,300,027	2,545,255
Investments in unconsolidated entities	171,040	3,623	—	—	44,211	218,874

Total assets	5,798,194	1,663,824	155,870	25,001	2,777,050	10,419,939
Capital expenditures	109,729	16,055	2,583	1,057	1,293	130,717

(1)         Represents Suttle Straus.

(2)         Consists of the Corporate operations, intercompany eliminations, TDS Corporate and TDS Telecom marketable equity securities and other corporate investments.

(3)         The amount of operating income before depreciation, amortization and accretion and (gain) loss on asset disposals is a non-GAAP financial measure. The amount may also be commonly referred to by management as operating cash flow. TDS has presented operating cash flow because this financial measure, in combination with other financial measures, is an integral part of our internal reporting system utilized by management to assess and evaluate the performance of its business. Operating cash flow is also considered a significant performance measure. It is used by management as a measurement of its success in obtaining, retaining and servicing customers by reflecting its ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of operating cash flow include the key revenue and expense items for which operating managers are responsible and upon which TDS evaluates its performance.

Other companies in the wireless industry may define operating cash flow in a different manner or present other varying financial measures, and, accordingly, TDS’ presentation may not be comparable to other similarly titled measures of other companies.

Operating cash flow should not be construed as an alternative to operating income (loss), as determined in accordance with U.S. GAAP, as an alternative to cash flows from operating activities, as determined in accordance with U.S. GAAP, or as a measure of liquidity. TDS believes operating cash flow is useful to investors as a means to evaluate TDS’ operating performance prior to noncash depreciation and amortization expense, and certain other noncash charges. Although operating cash flow may be defined differently by other companies in the wireless industry, TDS believes that operating cash flow provides some commonality of measurement in analyzing operating performance of companies in the wireless industry.

16.       Supplemental Cash Flow Disclosures

TDS withheld 1,368 Special Common Shares with an aggregate value of $0.1 million in the three months ended March 31, 2008 from employees who exercised stock options or who received distribution of vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings. No Common Shares were withheld in the same period.  No Special Common Shares or Common Shares were withheld in the three months ended March 31, 2007.

U.S. Cellular withheld 145,827 and 6,950 Common Shares with an aggregate value of $8.6 million and $0.5 million in the three months ended March 31, 2008 and 2007, respectively, from employees who exercised stock options or who received a distribution of vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

TDS declared a dividend of $0.1025 per share during the first quarter of 2008.  This resulted in aggregate dividends of $12.0 million, which were paid in April 2008.  This amount is recorded as a component of Other current liabilities in TDS’ March 31, 2008 Consolidated Balance Sheet.

17.       Subsequent Events

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. If U.S. Cellular provides less than two days’ notice of intent to borrow, the related borrowings bear interest at the prime rate less 50 basis points. This credit facility expires in December 2009.

On April 15, 2008, U.S. Cellular borrowed $100 million under its revolving credit facility.  These proceeds along with additional cash on hand of $103.5 million were contributed to King Street Wireless and its general partner.  King Street Wireless in turn paid $203.5 million to the FCC in order to fulfill its remaining obligation incurred upon the purchase of licenses in Auction 73.  See Note 3 - Acquisitions, Divestitures and Exchanges for more information on Auction 73.  U.S. Cellular is a limited partner of King Street Wireless and consolidates this entity pursuant to the provisions of FIN 46(R).  See Note 4 - Variable Interest Entities for more information on King Street Wireless.  U.S. Cellular anticipates repaying the amount borrowed from future cash flows from operations and/or long-term debt financing.

During the period April 1, 2008 through May 7, 2008, TDS settled or has agreed to settle variable prepaid forward contracts related to 46,969,689 Deutsche Telekom shares.  These forward contracts were or will be settled prior to their scheduled maturity dates in May 2008 through September 2008.  TDS settled or will settle these forward contracts through a combination of delivery of Deutsche Telekom shares and the payment of cash. The Deutsche Telekom shares retained by TDS related to variable prepaid forward contracts that have settled in April and May 2008 were subsequently sold.  These early settlements are not expected to have a significant impact on TDS’ results of operations.  After these transactions, TDS will hold 9 million Deutsche Telekom shares and forward contracts related to such shares which mature in June 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services in 26 states to approximately 6.2 million wireless customers and 1.2 million wireline equivalent access lines at March 31, 2008. TDS conducts substantially all of its wireless operations through its 80.8%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), and its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) wireline operations through its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its 80%-owned subsidiary, Suttle Straus, Inc. which represents a small portion of TDS’ operations.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and footnotes included herein and the description of TDS’ business included in Item 1 of the TDS Annual Report on Form 10-K for the year ended December 31, 2007.

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

U.S. Cellular - U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of March 31, 2008, U.S. Cellular owned or had rights to acquire interests in 260 wireless markets and operated approximately 6,452 cell sites. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular anticipates that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the first quarter of 2008 included the following:

•                  Total customers increased 4% year-over-year to 6.2 million at March 31, 2008; net retail customer additions were 85,000;

•                  The retail postpay churn rate was 1.4% per month. Retail postpay customers comprised approximately 86% of U.S. Cellular’s customer base as of March 31, 2008;

•                  Average monthly service revenue per customer increased 7% year-over-year to $52.06;

•                  Additions to property, plant and equipment totaled $111.7 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 6,452; and

•                  To strengthen its operating footprint, U.S. Cellular participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”). U.S. Cellular is a limited partner in King Street Wireless. King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%. The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

Service revenues increased $101.5 million, or 12%, to $962.1 million in 2008 from $860.6 million in 2007.  Customer growth and improvements in average monthly revenue per unit have driven increased revenues. U.S. Cellular continues to experience growth in its customer base, primarily in the retail postpay segment. In addition, U.S. Cellular continues to experience increases in average monthly revenue per unit driven by continuing migration of customers to national, wide area and family service plans and growth in revenues from data products and services.

Operating Income increased $10.4 million, or 10%, to $119.0 million in 2008 from $108.5 million in 2007. Operating income margin (as a percent of service revenues) was 12.4% in 2008 compared to 12.6% in 2007.

U.S. Cellular anticipates that there will be continued pressure on its operating income and operating income margin in the next few years related to the following factors:

•                  increasing penetration in the wireless industry;

•                  costs of customer acquisition and retention, such as equipment subsidies and advertising;

•                  effects of competition;

•                  providing service in recently launched areas or potential new market areas;

•                  potential increases in prepaid and reseller customers as a percentage of U.S. Cellular’s customer base;

•                  costs of developing and introducing new products and services;

•                  continued enhancements to its wireless networks, including potential deployments of new technology;

•                  increasing costs of regulatory compliance; and

•                  uncertainty in future eligible telecommunication carrier (“ETC”) funding.

In addressing these challenges, U.S. Cellular will continue to focus on improving customer satisfaction and enhancing the quality of its networks, its product and service offerings and its sales distribution.

See “Results of Operations—Wireless.”

TDS Telecom - TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long distance telephone service, and Internet access, to rural and suburban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including competitive local exchange carrier operations (“CLEC”), by leveraging TDS Telecom’s strength as an incumbent local exchange carrier (“ILEC”). TDS Telecom’s strategy is to be the preferred provider of telecommunications services—including voice, broadband, and video services—in its chosen markets. This strategy encompasses many components, including developing service and product, market and customer strategies; investing in networks and deploying advanced technologies; monitoring the competitive environment; advocating with respect to state and federal regulation for positions that support its ability to provide advanced telecommunications services to its customers; and exploring transactions to acquire or divest properties that would result in strengthening its operations.

Both ILECs and CLECs are faced with significant challenges, including the industry decline in use of second lines by customers, growing competition from wireless and other wireline providers (other CLECs and cable providers), changes in regulation, new technologies such as Voice over Internet Protocol (“VoIP”), and the uncertainty in the economy. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom in the future.

Overall equivalent access lines served by TDS Telecom as of March 31, 2008 decreased 2% compared to March 31, 2007, while physical access lines declined 5% as of March 31, 2008 compared to March 31, 2007.  Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities.

Operating revenues decreased $11.5 million, or 5.3% to $206.1 million in the three months ended March 31, 2008 from $217.6 million in 2007. The decrease in 2008 was primarily due to a decline in ILEC and CLEC physical access lines, lower rates from bundling promotions and a decrease in network usage by inter-exchange carriers.

Operating income remained substantially unchanged at $37.8 million in 2008 compared to $37.5 million in 2007, as decreased revenues were offset by lower costs.  Operating margins improved in 2008 to 18.3% from 17.2% in 2007. The increase in 2008 was primarily due to cost reduction initiatives.

See “Results of Operations—Wireline.”

Cash Flows and Investments - TDS and its subsidiaries had cash and cash equivalents totaling $1,209.8 million, availability under their revolving credit facilities of $1,296.4 million, and additional bank lines of credit of $25 million as of March 31, 2008. Also, during the quarter ended March 31, 2008, TDS and its subsidiaries generated $269.0 of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” for additional information related to cash flows and investments.

Recent Developments

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service high cost fund in various ways. On April 29, 2008, the FCC adopted an interim "cap" on the high cost program for funding that goes to competitive ETCs, limiting total high cost funding for the state to the levels being provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands. The cap, which will be of indefinite duration, will result in wireless ETCs, such as U.S. Cellular, receiving less support than they would have been otherwise eligible to receive while the cap is in effect, as overall support will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in the state. The decision to cap overall funding to competitive ETCs will not impact the wireline carriers owned by TDS Telecom. The FCC will also consider the other changes in the Federal Universal Service Fund (“USF”) discussed in our Form 10-K.

RESULTS OF OPERATIONS - CONSOLIDATED

		Increase/	Percentage
Three Months Ended March 31,	2008	(Decrease)	Change	2007
	(Dollars in thousands)
Operating revenues
U.S. Cellular	$1,037,856	$103,182	11.0%	$934,674
Telecom	206,076	(11,546)	(5.3)%	217,622
All other(1)	5,169	908	21.3%	4,261
Total operating revenues	1,249,101	92,544	8.0%	1,156,557
Operating expenses
U.S. Cellular	918,890	92,739	11.2%	826,151
Telecom	168,293	(11,808)	(6.6)%	180,101
All other(1)	8,309	801	10.7%	7,508
Total operating expenses	1,095,492	81,732	8.1%	1,013,760
Operating income (loss)
U.S. Cellular	118,966	10,443	9.6%	108,523
Telecom	37,783	262	0.7%	37,521
All other(1)	(3,140)	107	3.3%	(3,247)
Total operating income (loss)	153,609	10,812	7.6%	142,797
Other income and (expenses)
Equity in earnings of unconsolidated entities	21,470	(2,226)	(9.4)%	23,696
Interest and dividend income	9,746	(6,450)	(39.8)%	16,196
Gain (loss) on investments and financial instruments	(3,490)	(259,360)	(101.4)%	255,870
Interest expense	(41,380)	16,421	28.4%	(57,801)
Other income (expense)	(199)	2,025	91.1%	(2,224)
Income tax expense	(49,251)	91,987	65.1%	(141,238)
Minority share of income	(17,018)	953	5.3%	(17,971)
Preferred dividend requirement	(13)	—	0.0%	(13)
Net Income Available to Common	$73,474	$(145,838)	(66.5)%	$219,312
Basic Earnings Per Share	$0.62	$(1.26)	(67.0)%	$1.88
Diluted Earnings Per Share	$0.62	$(1.23)	(66.5)%	$1.85

(1)         Consists of Suttle Straus printing and distribution operations, Corporate Operations and intercompany eliminations

Operating Revenues

The increase in operating revenues primarily reflects growth in wireless customers and average monthly service revenue per wireless customer. U.S. Cellular revenue growth reflects wireless customer growth of 4% in 2008, and growth in average monthly service revenue per wireless customer of 7% in 2008. TDS Telecom operating revenues decreased primarily reflecting a decline in ILEC and CLEC physical access lines, lower rates from bundling promotions and a decrease in network usage by inter-exchange carriers. Equivalent access lines decreased 2% from March 31, 2007 to March 31, 2008.

Operating Expenses

The increase primarily reflects costs associated with acquiring customers and serving and retaining its expanding customer base at U.S. Cellular.

Operating Income

The increase in operating income from 2007 to 2008 reflects higher operating revenues at U.S. Cellular.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from markets in which it has a minority interest and that are accounted for by the equity method. TDS follows the equity method of accounting for minority interests in which its ownership interest equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $15.8 million and $18.0 million in equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

The decrease in interest and dividend income in 2008 is primarily due to a lower interest rate paid on cash balances in 2008 than 2007. This was due to both a decline in short-term interest rates in the first quarter of 2008 compared to the first quarter of 2007, and a change in TDS’ cash investments during each quarter.  During the first quarter of 2008, TDS invested substantially all of its cash balances in money market funds that invest exclusively in short-term U.S. Treasury securities.  During the first quarter of 2007, TDS invested substantially all of its cash balances in prime money market funds.

Gain (loss) on investments and financial instruments

Gain (loss) on investments and financial instruments for 2008 includes a $357.2 loss attributable to a decrease in the fair value of Deutsche Telekom ordinary shares.  This loss was largely offset by a $353.7 gain on the collar portions of the variable prepaid forward contracts related to such Deutsche Telekom ordinary shares.  Effective January 1, 2008, TDS adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”) for the Deutsche Telekom ordinary shares and the collar portions of the variable prepaid forward contracts related to such shares.  As a result, after January 1, 2008, changes in the fair value of the Deutsche Telekom ordinary shares are recorded in the Statement of Operations.  Prior to the adoption of SFAS 159, gains and losses on the Deutsche Telekom ordinary shares were recorded as a component of Accumulated other comprehensive income, a balance sheet account.

Gain (loss) on investments and financial instruments for 2007 primarily includes $239.7 million and $15.8 million of gains attributable to the collar portions of the variable prepaid forward contracts related to TDS’ Deutsche Telekom and Vodafone Group Plc holdings, respectively.

See Note 5 - Fair Value Measurements in the Notes of the Consolidated Financial Statements, for more information on the adoption of SFAS 159, and further detail on the components of Gain (loss) on investments and financial instruments in each period.

Interest expense

The decrease in interest expense in 2008 was primarily due to a decrease in interest incurred on variable prepaid forward contracts ($14.5 million) due to the settlement of prepaid forward contacts with an aggregate principal amount of $1,079.7 million in 2007 and the first quarter of 2008, and a decrease in interest related to U.S. Cellular’s revolving credit facility ($1.9 million).

Other income (expense)

Borrowing costs on the variable prepaid forward contracts decreased $1.2 million in 2008 compared to 2007.

Income tax expense

The effective tax rate on Income from Continuing Operations Before Income Taxes and Minority Interest was 35.2% and 37.3% for the three months ended March 31, 2008 and 2007, respectively.   The effective tax rate for the 2008 period was attributable to lower state income tax rates applicable to taxable gains recorded in the first quarter of 2008.

Minority share of income

Minority share of income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss and other TDS minority interests.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(13,483)	$(14,466)
Minority Shareholders’ or Partners’	(3,462)	(3,511)
	(16,945)	(17,977)
Other	(73)	6
	$(17,018)	$(17,971)

RESULTS OF OPERATIONS – WIRELESS

TDS provides wireless telephone service through United States Cellular Corporation (“U.S. Cellular”), an 80.8%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.  Growth in the customer base is the primary reason for the change in U.S. Cellular’s results of operations in 2008 from 2007. The number of customers increased 4% to 6,201,000 at March 31, 2008, from 5,973,000 at March 31, 2007, due to customer additions from its marketing channels and acquisition, divestitures and exchange activities.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31,(1)	2008	2007
Total market population of consolidated operating markets(2)	45,262,000	44,416,000
Customers(3)	6,201,000	5,973,000
Market penetration(2)	13.7%	13.4%
Total full-time equivalent employees	8,105	7,484
Cell sites in service	6,452	6,004

For the Three Months Ended March 31,(4)	2008	2007
Net customer additions(5)	80,000	152,000
Net retail customer additions(5)	85,000	146,000
Average monthly service revenue per customer(6)	$52.06	$48.69
Retail postpay churn rate per month(7)	1.4%	1.3%
Total postpay churn rate per month(7)	1.5%	1.5%

(1)               Amounts include results for U.S. Cellular’s consolidated operating markets as of March 31; results for operating markets acquired during a particular period are included as of the acquisition date.

(2)               Calculated using 2007 and 2006 Claritas population estimates for 2008 and 2007, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 82,846,000 and 7.5%, and 56,048,000 and 10.7% as of March 31, 2008 and 2007, respectively.

As of March 31, 2008, U.S. Cellular had rights to acquire majority interests in 19 licenses, resulting from an exchange transaction with AT&T Wireless (now part of AT&T) that closed in August 2003. As of April 10, 2008, U.S. Cellular exercised its rights to acquire 18 licenses pursuant to this exchange agreement.  These licenses will increase total market population of consolidated markets by 1,566,000 to 84,412,000.  The exercise of these rights did not require U.S. Cellular to provide any additional consideration to AT&T, other than consideration already provided in conjunction with the August 2003 exchange transaction.  Therefore, exercise of these rights did not cause a change in U.S. Cellular’s Licenses balance in 2008.  U.S. Cellular continues to have a right that does not have a stated expiration date to acquire a majority interest in one license under the exchange agreement.

(3)               U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2008	2007
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,331,000	5,048,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”)*	561,000	596,000
Total postpay customers	5,892,000	5,644,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	309,000	329,000
Total customers	6,201,000	5,973,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)               Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through March 31; operating markets acquired during a particular period are included as of the acquisition date.

(5)               “Net customer additions” represents the number of net customers added to U.S. Cellular’s overall customer base through all of its marketing distribution channels, excluding any customers transferred through acquisitions, divestitures or exchanges. “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s customer base through its marketing distribution channels, excluding net reseller customers added to its reseller customer base and excluding any customers transferred through acquisitions, divestitures or exchanges.

(6)               Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended
	March 31,
	2008	2007
Service revenues per Consolidated Statements of Operations (000s)	$962,094	$860,583
Divided by average customers during period (000s)*	6,160	5,892
Divided by number of months in each period	3	3

Average monthly service revenue per customer	$52.06	$48.69

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

(7)               Postpay churn rate per month represents the percentage of the postpay customer base that disconnects service each month. Retail postpay churn rate includes only retail customers; total postpay churn rate includes both retail and reseller customers.

Components of Operating Income

Three Months Ended March 31,	2008	Increase/ (Decrease)	Percentage Change	2007
(Dollars in thousands)

Retail service	$834,213	$79,698	10.6%	$754,515
Inbound roaming	54,089	12,821	31.1%	41,268
Long-distance and other	73,792	8,992	13.9%	64,800
Service revenues	962,094	101,511	11.8%	860,583
Equipment sales	75,762	1,671	2.3%	74,091
Total Operating Revenues	1,037,856	103,182	11.0%	934,674

System operations (excluding Depreciation, amortization and accretion reported below)	191,016	23,732	14.2%	167,284
Cost of equipment sold	174,037	23,293	15.5%	150,744
Selling, general and administrative	407,634	48,768	13.6%	358,866
Depreciation, amortization and accretion	142,530	(3,422)	(2.3)%	145,952
Loss on asset disposals, net	3,673	368	11.1%	3,305
Total Operating Expenses	918,890	92,739	11.2%	826,151
Total Operating Income	$118,966	$10,443	9.6%	$108,523

Operating Income Margin (as a percent of service revenues)	12.4%			12.6%

Operating Revenues

Service revenues

Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on U.S. Cellular’s systems; and (iv) amounts received from the USF.

The increase in service revenues was due to the growth in the average customer base, which increased 5% to 6.2 million in 2008 from 5.9 million in 2007 and higher monthly service revenue per customer; monthly service revenue per customer averaged $52.06 in the first three months of 2008 and $48.69 in the first three months of 2007.

Retail service revenues

The increase in retail service revenues in 2008 was due primarily to growth in U.S. Cellular’s average customer base and an increase in average monthly retail revenue per customer.

The increase in the average number of customers each year was primarily driven by the net retail customer additions that U.S. Cellular generated from its marketing distribution channels. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that its customer base will increase during 2008 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broader line of handsets and other products, and improvements in distribution. U.S. Cellular believes growth in its customer base will be primarily from capturing wireless users switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the industry. However, the level of growth in the customer base for 2008 will depend upon U.S. Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See “Overview - 2008 Estimates” above for U.S. Cellular’s estimate of net retail customer additions for 2008.

The increase in average monthly retail service revenue was driven primarily by growth in revenues from data services and higher regulatory fees such as universal service fund contributions that are billed to customers. Average monthly retail service revenues per customer increased 6% to $45.14 in 2008 from $42.69 in 2007.

Monthly local retail minutes of use per customer averaged 948 in 2008 and 783 in 2007. The increase in 2008 was primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly minutes of use was offset by a decrease in average revenue per minute of use. The decrease in average revenue per minute of use reflects the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited mobile-to-mobile minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $115.7 million in 2008 and $77.5 million in 2007, and representing 12% of total service revenues in 2008 compared to 9% of total service revenues in 2007. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ continued increasing acceptance and usage of U.S. Cellular’s easyedgeSM products and offerings, such as Short Messaging Service (“SMS”) and Smartphone handsets and service.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to an increase in roaming minutes of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products, leading to an increase in inbound traffic from other wireless carriers.

U.S. Cellular anticipates that inbound roaming minutes of use might continue to grow over the next few years, reflecting continuing industry-wide growth in customers and usage per customer, including increased usage of data services while roaming, but that the rate of growth will decline due to higher penetration, slower overall growth in the consumer wireless market and the consolidation of wireless carriers. U.S. Cellular anticipates that its roaming revenue per minute of use will remain fairly constant over the next few years pursuant to its existing contract rates, but that renewal of these contracts and the negotiation of new contracts will reflect lower rates over time.

Long-distance and other revenues

In 2008, the increase reflected a $9.3 million increase in other revenues, partially offset by a $0.4 million decrease in long-distance revenues.  The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. In 2008 and 2007, U.S. Cellular was eligible to receive ETC funds in eleven and seven states, respectively; the ETC revenue amounts recorded in 2008 and 2007 were $30.5 million and $22.5 million, respectively.

Equipment sales revenues

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

The increase in 2008 equipment sales revenues was driven by an increase of 3% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities.

Operating Expenses

System operations expenses (excluding Depreciation, amortization, and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increases in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $12.1 million, or 18%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, resulting in higher cell site rent expense, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,452 in 2008 and 6,004 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.1 million, or 22%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans; and

•                  the cost of network usage on U.S. Cellular’s systems increased $3.6 million, or 6%, in 2008, as total minutes used on U.S. Cellular’s systems increased 23% in 2008, primarily driven by continued migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Management expects total system operations expenses to increase over the next few years, driven by the following factors:

•                  increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality in most markets and continues development activities in recently launched markets; and

•                  increases in minutes of use, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage both on U.S. Cellular’s network and on other carriers’ networks.

Cost of equipment sold

The increase in Cost of equipment sold was due primarily to a 16% increase in the average cost per handset due to a shift to the sale of more expensive handsets with expanded capabilities.  U.S. Cellular believes that the expanded capabilities will drive increases in data revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of salaries, commissions and expenses of field sales and retail personnel and facilities; telesales department salaries and expenses; agent commissions and related expenses; corporate marketing and merchandise management; advertising; and public relations expenses. Selling, general and administrative expenses also include the costs of operating U.S. Cellular’s customer care centers and the majority of U.S. Cellular’s corporate expenses.

The increase in selling, general and administrative expenses in 2008 was due primarily to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008; increased regulatory charges and taxes also are a factor. Key components of the increases in selling, general and administrative expenses were as follows:

•                  advertising expenses increased $15.7 million, or 38%, in 2008, primarily due to an increase in media purchases;

•                  other selling and marketing expenses increased $8.9 million, or 7%, in 2008, reflecting more retail sales associates, higher commissions due to a greater number of customer renewal transactions and higher retail facility expenses; and

•                  general and administrative expenses increased $24.2 million, or 13%, in 2008, due to increases related to bad debts expense, reflecting both higher revenues and slightly higher bad debts experience as a percent of revenues, federal universal service fund contributions and other regulatory fees and taxes due to an increase in the contribution rate and an increase in service revenues, and increases in expenses related to the operations of U.S. Cellular’s regional support offices, primarily due to the increase in the customer base.

Depreciation expense

Depreciation expense was relatively flat compared to the prior year.

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization and accretion expenses

Amortization expense decreased $3.3 million in 2008, primarily due to a customer list becoming fully amortized in April 2007.

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), U.S. Cellular accretes liabilities for future remediation obligations associated with leased properties. Such accretion expense totaled $2.3 million in 2008 and 2007, respectively.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

2008 Estimates

U.S. Cellular expects the above industry, competitive and regulatory factors to impact revenues, operating income and operating income margin for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues, operating income and operating income margin to fluctuate over the next several quarters.

The following are U.S. Cellular’s estimates of full year 2008 net retail customer additions; service revenues; operating income; depreciation, amortization and accretion expenses; and capital expenditures. Such estimates represent U.S. Cellular’s views as of the date of the filing of U.S. Cellular’s Form 10-Q for the three months ended March 31, 2008.  Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2008	2007
	Estimated Results	Actual Results
Net retail customer additions	200,000-275,000	333,000
Service revenues	$3,900-$4,000 million	$3,679.2 million
Operating income	$435-$510 million	$396.2 million
Depreciation, amortization and accretion expenses(1)	Approx. $615 million	$637.1 million
Capital expenditures	$565-$615 million	$565.5 million

(1) Includes losses on exchange and disposals of assets.

RESULTS OF OPERATIONS – WIRELINE

TDS operates its wireline operations through TDS Telecommunications Corporation (“TDS Telecom”), a wholly-owned subsidiary.  TDS Telecom served 1,193,800 equivalent access lines at March 31, 2008, a decrease of 25,800 lines from the 1,219,600 equivalent access lines served at March 31, 2007.  Equivalent access lines are the sum of the physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is the individual circuit connecting a customer to a telephone company’s central office facilities.  Each digital subscriber line (“DSL”) is treated as an equivalent line in addition to a voice line that may operate on the same copper loop.

TDS Telecom provides services through its ILEC and CLEC operations.  An ILEC is an independent local telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory.  CLEC depicts companies that enter the operating areas of incumbent local exchange telephone companies to offer local exchange and other telephone services.

TDS Telecom’s ILEC subsidiaries served 767,100 equivalent access lines at March 31, 2008, an increase of 3,700 lines from the 763,400 equivalent access lines served at March 31, 2007.  Acquisitions added 1,100 equivalent access lines in 2008.

TDS Telecom’s CLEC served 426,700 equivalent access lines at March 31, 2008, a decrease of 29,500 lines from the 456,200 served at March 31, 2007.  The decline in 2008 is the result of a continual shift in focus from residential to commercial customers.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of or at March 31,	2008	2007

ILEC
Equivalent access lines	767,100	763,400
Access lines	579,200	610,300
Digital subscriber line (DSL) accounts	154,800	118,000
Dial-up Internet service accounts	49,000	71,100
Long-distance customers	344,900	343,800

CLEC
Equivalent access lines	426,700	456,200
Digital subscriber line (DSL) accounts	43,100	42,600
Dial-up Internet service accounts	6,800	10,200

TDS Telecom

Components of Operating Income

		Increase/	Percentage
Three months ended March 31,	2008	(Decrease)	Change	2007
(Dollars in thousands)

Operating revenues
ILEC revenues	$151,815	$(5,777)	(3.7)%	$157,592
CLEC revenues	56,129	(5,221)	(8.5)%	61,350
Intra-company elimination	(1,868)	(548)	(41.5)%	(1,320)
Telecom operating revenues	206,076	(11,546)	(5.3)%	217,622

Operating expenses
ILEC expenses	120,918	(4,084)	(3.3)%	125,002
CLEC expenses	49,243	(7,176)	(12.7)%	56,419
Intra-company elimination	(1,868)	(548)	(41.5)%	(1,320)
Telecom operating expenses	168,293	(11,808)	(6.6)%	180,101

TDS Telecom operating income	$37,783	$262	0.7%	$37,521

Operating revenues

Operating revenues decreased in 2008 primarily due to a decline in ILEC and CLEC physical access lines, lower rates from bundling promotions and a decrease in network usage by inter-exchange carriers.  These decreases were partially offset by the increase in ILEC data revenues.

Operating expenses

Operating expenses decreased in 2008 primarily due to reduced contributions to certain ILEC national network access pools, a reduction in cost of services for our CLEC operations due to settlements reached in the first quarter of 2008 and various process improvements implemented by TDS Telecom.

2008 Guidance

The following are estimates of full-year 2008 operating revenues, operating income, depreciation, amortization and accretion expenses, and capital expenditures.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the date of filing of TDS’ Form 10-Q for the three months ended March 31, 2008.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	2008	2007
	Estimated Results	Actual Results
	(Dollars in millions)
ILEC and CLEC Operations:
Operating revenues	$810 - $840	$860.2
Operating income	$110 - $140	$141.2
Depreciation, amortization and accretion expenses	Approx. $160	$157.5
Capital expenditures	$130 - $160	$128.2

ILEC Operations

Components of Operating Income

		Increase/	Percentage
Quarter Ended March 31,	2008	(Decrease)	Change	2007
(Dollars in thousands)

Voice revenues	$51,576	$(5,946)	(10.3)%	$57,522
Data revenues	21,186	4,764	29.0%	16,422
Network access revenues	70,082	(6,091)	(8.0)%	76,173
Miscellaneous revenues	8,971	1,496	20.0%	7,475
Total operating revenues	151,815	(5,777)	(3.7)%	157,592

Cost of services and products (excluding depreciation, amortization and accretion reported below)	44,834	(4,263)	(8.7)%	49,097
Selling, general and administrative expense	42,481	622	1.5%	41,859
Depreciation, amortization and accretion	33,624	(422)	(1.2)%	34,046
(Gain) loss on asset disposals, net	(21)	(21)	N/M	—
Total operating expenses	120,918	(4,084)	(3.3)%	125,002

Total operating income	$30,897	$(1,693)	(5.2)%	$32,590

N/M – Not meaningful

Operating Revenues

Voice revenues (charges for the provision of local telephone exchange service and reselling long-distance service).

The decline in voice revenues in the first quarter of 2008 was primarily due to a 5% decline in physical access lines which negatively impacted local service revenues by $2.2 million.  Second line disconnections accounted for 18% of this decline and were significantly influenced by subscribers converting to DSL service.  Additionally, local service and long-distance revenues decreased during the quarter by $3.0 million due to an increase in bundled offerings, which allowed subscribers to bundle product suite offerings such as local service, long-distance, advance calling features and voice messaging services at a reduced bundled rate.

As discussed in Note 2 – Summary of Significant Accounting Polices to the Consolidated Financial Statements, TDS Telecom’s ILEC operations discontinued the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”) in the third quarter of 2007.  The discontinuance of SFAS 71 further decreased voice revenues by $0.7 million from 2007 to 2008.  Under SFAS 71, telecommunications companies were required to recognize activation fees as revenue upon subscriber’s connection to TDS Telecom’s local network.  Upon discontinuance of SFAS 71, activation fees are required to be deferred over the estimated life of the subscriber.

Data revenues (charges for providing Internet and other data related services).

The growth in data revenues for 2008 was primarily due to the growth in DSL customers which grew by 31% (36,800 subscribers) and accounted for increased revenues of $3.7 million.  Additionally, new data service offerings generated an additional $0.5 million in revenues during the first quarter of 2008.  These increases were partially offset by a $0.5 million decline in data revenues from dial-up Internet subscribers primarily related to subscriber losses somewhat offset by higher dial-up rates.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues declined $3.2 million in 2008 as compared to 2007 due to a 16% decline in intra-state minutes of use.  In addition, TDS Telecom ILEC operations elected in July of 2007 to exit certain national network access pools which resulted in an additional $2.0 million reduction in access revenues for the first quarter of 2008.  The decision to exit these pools correspondingly reduced operating expenses by $3.7 million, resulting in a positive impact on operating income of $1.7 million for the quarter.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment, providing billing and collection services, and selling of direct broadcast satellite service as well as other miscellaneous services).

The increase in miscellaneous revenues was primarily due to the discontinuance of the application of SFAS 71 in the third quarter of 2007.  Under SFAS 71, telecommunications companies were required for regulatory purposes to report bad debts expense as a reduction of revenues.  Upon discontinuance of SFAS 71, bad debts expense is recorded as a selling, general and administrative expense.  For the three months ended March 31, 2007, revenues were reduced by $1.1 million for bad debts expense.

Operating Expenses

Cost of services and products

The reduction in cost of services and products expense in 2008 was primarily due to TDS Telecom’s election to exit certain national network access pools in July of 2007.  As noted above under network access revenues, this decision decreased revenues $2.0 million in the first quarter of 2008 while also reducing contributions to the pool by $3.7 million, resulting in a positive impact on operating income of $1.7 million for the quarter.

Selling, general and administrative expenses

The increase in selling, general and administrative expense in 2008 is primarily related to TDS Telecom’s discontinuance of the application of SFAS 71 in the third quarter of 2007.  As noted in miscellaneous revenues section above, TDS Telecom’s discontinuance of the application of SFAS 71 resulted in a reclassification of bad debts expense from miscellaneous revenues (where it was shown as a reduction in revenues) to an increase in selling, general and administrative expense.  In 2008, TDS Telecom ILEC operations recorded $2.2 million in bad debts expense.  Additionally, expenses decreased $1.6 million primarily due to process improvements implemented by TDS Telecom.

CLEC Operations

Components of Operating Income

		Increase/	Percentage
Three months ended March 31,	2008	(Decrease)	Change	2007
(Dollars in thousands)

Retail revenue	$51,761	$(2,490)	(4.6)%	$54,251
Wholesale revenue	4,368	(2,731)	(38.5)%	7,099
Total operating revenues	56,129	(5,221)	(8.5)%	61,350

Cost of services and products (excluding depreciation, amortization and accretion reported below)	26,333	(2,624)	(9.1)%	28,957
Selling, general and administrative expense	17,026	(4,577)	(21.2)%	21,603
Depreciation, amortization and accretion	5,884	25	0.4%	5,859
Total operating expenses	49,243	(7,176)	(12.7)%	56,419

Total operating income	$6,886	$1,955	39.6%	$4,931

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services):

CLEC equivalent access lines declined 6% from March 31, 2007 to March 31, 2008 which resulted in a decrease in retail revenues of $3.3 million. Residential equivalent access lines decreased 18% with commercial equivalent access lines decreasing less than 1% as the CLEC operations continues to implement its strategic shift towards serving primarily a commercial subscriber base. Partially offsetting this decline was an increase in revenues of $0.8 million for the quarter due to higher average revenue per subscriber.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure):

Wholesale revenues were lower in 2008 than for the same period in 2007 due to two positive settlements with inter-exchange carriers that were received and recorded in 2007 for $1.0 million. Additionally minutes of use declined 25% in 2008 decreasing revenues by $1.5 million with the remainder of the decrease due to lower average wholesale rates.

Operating Expenses

Cost of services and products

The decrease in 2008 was due to settlements with two inter-exchange carriers related to pricing of certain services. The settlement reduced the cost of services for the first quarter of 2008 by $2.4 million.

Selling, general and administrative expense

The decrease in 2008 was primarily due to a decrease of $2.4 million in advertising expenses and commissions as TDS Telecom continues to realign its expenditures to focus mainly on its commercial markets. Additionally, expenditures decreased $1.6 million in 2008 due to process improvements implemented by TDS Telecom.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FSP FAS 157-2 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. TDS adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008 (See Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for more information related to TDS’ adoption of SFAS 157 for its financial assets and liabilities). TDS is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). TDS is currently reviewing the requirements of SFAS 141(R) and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No.160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. It also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141. SFAS 160 is effective on a prospective basis for TDS’ 2009 financial statements, except for the presentation and disclosure requirements, which will be applied retrospectively. TDS is currently reviewing the requirements of SFAS 160 and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for TDS’ 2009 financial statements. TDS’ current derivative instruments are expected to mature prior to the effective date of SFAS 161, and therefore, TDS does not expect SFAS 161 to have an impact on its disclosures.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for TDS’ 2009 financial statements. TDS does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position or results of operations.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. In recent years, TDS has generated cash from its operating activities, received cash proceeds from divestitures, used short-term credit facilities and used long-term debt financing to fund its acquisitions including licenses, construction costs and operating expenses. TDS anticipates further increases in wireless customers, revenues and operating expenses, cash flows from operating activities and capital expenditures in the future. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, capital expenditures and other factors.

The following table provides a summary of TDS’ cash flow activities for the periods shown:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$268,999	$286,468
Investing activities	(184,322)	(146,429)
Financing activities	(49,337)	23,039
Net increase (decrease) in cash and cash equivalents	$35,340	$163,078

Cash Flows from Operating Activities

TDS generated cash flows from operating activities of $269.0 million and $286.5 million in 2008 and 2007, respectively. Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $194.7 million in 2008 and $254.0 million in 2007. Changes in assets and liabilities from operations generated $74.3 million in 2008 and $32.5 million in 2007, reflecting increases in accrued taxes balances offset by changes in other working capital accounts.

The following table is a summary of the components of cash flows from operating activities:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net income	$73,487	$219,325
Adjustments to reconcile net income to net cash provided by operating activities	121,246	34,639
	194,733	253,964
Changes in assets and liabilities	74,266	32,504
	$268,999	$286,468

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue enhancing and cost reducing upgrades to TDS’ networks.

Cash used for property, plant and equipment and system development totaled $132.5 million in 2008 and $130.7 million in 2007. The primary purpose of TDS’ construction and expansion expenditures is to provide for customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $111.7 million in 2008 and $109.7 million in 2007 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. TDS Telecom’s capital expenditures for its ILEC operations totaled $14.6 million in 2008 and $16.1 million in 2007 representing expenditures for switch modernization and outside plant facilities to maintain and enhance the quality of service and to offer new services. TDS Telecom’s capital expenditures for its CLEC operations totaled $3.4 million in 2008 and $2.6 million in 2007 for switching and other network facilities. Corporate and other capital expenditures totaled $2.7 million in 2008 and $2.3 million in 2007.

Acquisitions required $107.7 million in 2008 and $18.2 million in 2007. TDS’ 2008 acquisitions included primarily U.S. Cellular’s capital contribution of $97.0 million to King Street Wireless and its general partner, which was used to pay the FCC an initial deposit of $97.0 million to allow it to participate in Auction 73. See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for details of all transactions completed in 2008.

TDS received $48.6 million in cash proceeds upon the sale of Deutsche Telecom ordinary shares that occurred in the first quarter of 2008 in conjunction with the settlements of the variable prepaid forward contracts related to such shares. See Note 10 - Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to the Consolidated Financial Statements for additional details on these settlements.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect issuances and repayments of short-term debt, proceeds from issuance of long-term debt, repayments of long-term debt and repurchases of common shares. TDS has used short-term debt to finance acquisitions, to repurchase common shares and for other general corporate purposes. Cash flows from operating activities, proceeds from forward contracts and, from time to time, the sale of non-strategic cellular and other investments have been used to reduce short-term debt. In addition, from time to time, TDS has used proceeds from the issuance of long-term debt to reduce short-term debt.

There were no short-term borrowings on revolving lines of credit in 2008. The borrowings totaled $25.0 million in the first quarter of 2007.

Proceeds from re-issuances of TDS and U.S. Cellular treasury shares in connection with employee benefit plans, net of tax payments, provided $1.4 million in 2008 and $12.6 million in 2007.

Dividends of $12.0 million were declared but not paid on TDS Common and Special Common Shares as of March 31, 2008, and therefore not reflected as a cash outflow in the first quarter of 2008. The dividends were paid in April 2008. Dividends paid on TDS Common Shares and Preferred Shares required $11.4 million in the first quarter of 2007.

Payment for repurchase of TDS Special Common Shares required $40.6 million in 2008. TDS did not repurchase any Special Common Shares in 2007. Payment for repurchase of U.S. Cellular Common Shares required $10.8 million in 2008. U.S. Cellular did not repurchase any Common Shares in the first quarter of 2007. U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007. See Note 13 – TDS Special Common and U.S. Cellular Common Share Repurchases in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that cash flows from operating activities, existing cash balances and funds available under the revolving credit facilities provide substantial financial flexibility for TDS to meet both its short- and long-term needs for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

However, the availability of external financial resources is dependent on economic events, business developments, technological changes, financial conditions or other factors, some of which are not in TDS’ control. If at any time financing is not available on terms acceptable to TDS, TDS might be required to reduce its business development and capital expenditure plans, which could have a material adverse effect on its business and financial condition. TDS cannot provide assurances that circumstances that could have a material adverse affect on TDS’ liquidity or capital resources will not occur. Economic downturns, changes in financial markets or other factors could affect TDS’ liquidity and availability of capital resources. Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition and Special Common Share repurchase programs.

Cash and Cash Equivalents

At March 31, 2008, TDS had $1,209.8 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal. At March 31, 2008, TDS invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities. Management believes that the credit risk associated with these investments is minimal.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. At March 31, 2008, there were no outstanding borrowings. Outstanding letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’ credit rating. At March 31, 2008, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 2.70% at March 31, 2008). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 5.25% at March 31, 2008). This credit facility expires in December 2009.

TDS also has $25 million of direct bank lines of credit at March 31, 2008, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. At March 31, 2008, there were no outstanding borrowings and outstanding letters of credit were $0.2 million, leaving $699.8 million available for use. Borrowings under the revolving credit facility bear interest at the LIBOR plus a contractual spread based on U.S. Cellular’s credit rating. At March 31, 2008, the contractual spread was 75 basis points. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 2.70% at March 31, 2008). If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.25% at March 31, 2008). This credit facility expires in December 2009.

On April 15, 2008, U.S. Cellular borrowed $100 million under its revolving credit facility. These proceeds along with additional cash on hand of $103.5 million were contributed to King Street Wireless and its general partner. King Street Wireless in turn paid $203.5 million to the FCC in order to fulfill its remaining obligation incurred upon the purchase of licenses in Auction 73. See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for more information on Auction 73. U.S. Cellular is a limited partner of King Street Wireless and consolidates this entity pursuant to the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”). See Note 4 - Variable Interest Entities in the Notes to the Consolidated Financial Statements for more information on King Street Wireless. U.S. Cellular anticipates repaying the amount borrowed from future cash flows from operations and/or long-term debt financing.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from either Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investor Service (“Moody’s”) were lowered. However, the credit facilities would not cease to be available or accelerate solely as a result of a decline in TDS’ or U.S. Cellular’s credit rating. A downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new credit facilities in the future. Currently, TDS’ and U.S. Cellular’s credit ratings are as follows:

Moody’s (issued April 3, 2008)	Baa3	- under review for possible upgrade
Standard & Poor’s (issued March 13, 2008)	BBB-	- with positive outlook
Fitch Ratings (issued August 16, 2007)	BBB+	- stable outlook

On April 3, 2008, Moody’s changed its outlook on TDS and U.S. Cellular’s credit rating to under review for possible upgrade from stable.

On March 13, 2008, Standard & Poor’s upgraded its credit rating on TDS and U.S. Cellular to BBB- with positive outlook from BB+ with developing outlook.

On August 16, 2007, Fitch Ratings changed its outlook on TDS and U.S. Cellular’s credit rating to stable from ratings watch negative.

The maturity dates of any borrowings under the TDS and U.S. Cellular revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. TDS and U.S. Cellular believe they were in compliance as of March 31, 2008 with all covenants and other requirements set forth in the revolving credit facilities and lines of credit.

Long-term Financing

TDS believes it and its subsidiaries were in compliance as of March 31, 2008 with all covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future.

U.S. Cellular expects to file a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) in May 2008, shortly after the filing of this Quarterly Report on Form 10-Q. Because U.S. Cellular is a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, such registration statement will become automatically effective upon filing with the SEC and will register an indeterminate amount of debt securities. Under such automatic shelf registration statement, U.S. Cellular will be permitted, at any time and from time to time, to sell senior debt securities in one or more offerings in an indeterminate amount. U.S. Cellular does not have any set time frame for issuing any specific amount of debt securities under such registration statement at the present time. U.S. Cellular’s ability to complete an offering pursuant to such shelf registration statement will be dependent on market conditions and other factors at the time.

Marketable Equity Securities and Variable Prepaid Forward Contracts

TDS holds marketable equity securities, which were the result of sales or trades of non-strategic assets. TDS also has variable prepaid forward contracts (“forward contracts”) with counterparties in connection with its Deutsche Telekom securities. The principal amount of the forward contracts was accounted for as a loan. The forward contracts contain embedded collars that are bifurcated and receive separate accounting treatment in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. TDS believes that it was in compliance as of March 31, 2008 with all covenants and other requirements set forth in its forward contracts.

See Note 10 - Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to the Consolidated Financial Statements for further details on the marketable equity securities and forward contracts.

The remaining Deutsche Telekom forward contracts were scheduled to mature from May 2008 to September 2008. Accordingly, such Deutsche Telekom ordinary shares are classified as Current Assets and the related forward contracts and derivative liability is classified as Current Liabilities in the Consolidated Balance Sheet as of March 31, 2008.

Under the terms of the forward contracts, TDS will continue to own the contracted shares and will receive dividends paid on such contracted shares, if any. The forward contracts may be settled in Deutsche Telekom shares or in cash, pursuant to formulas that “collar” the price of the shares. The collars effectively limit downside risk and upside potential on the contracted shares. The collars typically are adjusted contractually for any changes in dividends on the underlying shares. If the dividend increases, the collar’s upside potential typically is reduced. If the dividend decreases, the collar’s upside potential typically is increased. If TDS elects to settle in shares, it will be required to deliver the number of shares of the contracted security determined pursuant to the formula. If shares are delivered in the settlement of the forward contract, TDS would incur a current tax liability at the time of delivery based on the difference between the tax basis of the marketable equity securities delivered and the net amount realized through maturity. If TDS elects to settle in cash, it will be required to pay an amount in cash equal to the fair market value of the number of shares determined pursuant to the formula.

The following table details the outstanding forward contracts related to the Deutsche Telekom stock and maturity dates of the contracts as of March 31, 2008.

Marketable Equity Security	Shares	Loan Amounts	Maturity Date
		(Dollars in thousands)
Deutsche Telekom AG	38,000,000	$452,105	Second Quarter 2008
Unaccreted Discount		(1,541)
		450,564

Deutsche Telekom AG	17,969,689	222,297	Third Quarter 2008
Unaccreted Discount		(3,635)
		218,662
		$669,226

In April and May 2008, TDS settled or agreed to settle forward contracts related to 46,969,689 Deutsche Telekom ordinary shares. The forward contracts related to the 46,969,689 Deutsche Telekom shares were or will be settled prior to their scheduled maturity dates in May 2008 through September 2008.  See Note 17 — Subsequent Events, in the Notes to the Consolidated Financial Statements for details on the early settlement of such forward contracts.

On July 30, 2007, Rural Cellular Corporation (“RCCC”) announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in 2008. If the transaction closes, TDS will receive approximately $32.4 million in cash, recognize a $31.7 million pre-tax gain and cease to own any interest in RCCC.

Capital Expenditures

U.S. Cellular’s anticipated capital expenditures for 2008 primarily reflect plans for construction, system expansion and the build-out of certain licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term financing. U.S. Cellular’s estimated capital spending for 2008 is expected to range from $565 million to $615 million. These expenditures primarily address the following needs:

•      expand and enhance U.S. Cellular’s coverage in its service areas.

•      provide additional capacity to accommodate increased network usage by current customers.

•      enhance U.S. Cellular’s retail store network and office systems.

TDS Telecom’s anticipated capital spending for 2008 is expected to range from $130 to $160 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services.

Acquisitions, Exchanges and Divestitures

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional operating markets, telecommunications companies and wireless spectrum. In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those markets and wireless interests that are not strategic to its long-term success. TDS from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, TDS may not disclose such transactions until there is a definitive agreement.

See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the consolidated financial statements for details on 2008 transactions.

Variable Interest Entities

TDS consolidates certain variable interest entities pursuant to FIN 46(R). See Note 4 - Variable Interest Entities in the Notes to the Consolidated Financial Statements for the details of these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

TDS Special Common and U.S. Cellular Common Share Repurchases

TDS and U.S. Cellular have and expect to continue to repurchase their Special Common Shares and Common Shares, respectively, subject to repurchase programs. For details of these repurchase programs and repurchases during the three months ended March 31, 2008 and 2007, see Note 13 - TDS Special Common and U.S. Cellular Common Share Repurchases in the Notes to the Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2007, did not include any liabilities related to unrecognized tax benefits under FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). TDS is unable to predict the period of settlement of such FIN 48 liabilities. Subject to the foregoing, there has been no material change to Contractual and Other Obligations or FIN 48 liabilities between December 31, 2007 and March 31, 2008, except as follows:

As disclosed in Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements on March 20, 2008, the FCC announced that King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%. As disclosed in Note 4 - Variable Interest Entities in the Notes to the Consolidated Financial Statements, TDS consolidates King Street Wireless and its general partner pursuant to FIN 46(R). King Street Wireless’ bid amount, less the initial deposit, was paid to the FCC in April 2008. In January 2008, TDS’ subsidiary, U.S. Cellular, made capital contributions and advances to King Street Wireless and its general partner of $97.0 million, which were used by King Street Wireless to pay the FCC an initial deposit of $97.0 million to allow it to participate in Auction 73. Also, during April 2008, U.S. Cellular made additional capital contributions and advances to King Street Wireless and its general partner of $203.5 million in cash and King Street Wireless then paid this amount to the FCC in April 2008 to fulfill its remaining obligation ($300.5 million aggregate bid less $97.0 million deposit) for the licenses for which it was the provisional winning bidder in the auction.

Off-Balance Sheet Arrangements

TDS has no transactions, agreements or contractual arrangements with unconsolidated entities involving off-balance sheet arrangements, as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, results of operations, cash flows from operating activities, liquidity, capital resources or financial flexibility.

Investments in Unconsolidated Entities. TDS has certain variable interests in investments in which TDS holds a minority interest.  The investments in unconsolidated entities totaled $224.3 million as of March 31, 2008 and are accounted for using either the equity or cost method. TDS’ maximum accounting loss exposure for these variable interests is limited to the aggregate carrying amount of the investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  TDS’ significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in TDS’ Form 10-K for the year ended December 31, 2007. There were no material changes to TDS’ significant accounting policies or application of critical accounting policies during the first three months of 2008, except as discussed in Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements included herein, related to the adoption of SFAS No. 157, Fair Value Measurements, and SFAS 159.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q (“Form 10-Q”), including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2007.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2007, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

•                  To the extent conducted by the FCC, TDS is likely to participate in FCC auctions of additional spectrum in the future and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

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

•                  Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations. These business factors may include but are not limited to, demand, pricing, growth, average revenue per unit, penetration, churn, expenses, customer acquisition and retention costs, roaming rates, minutes of use, and mix and costs of products and services.

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

•                  A significant portion of TDS’ wireless revenues is derived from customers who buy services through independent agents and dealers who market TDS’ services on a commission basis. If TDS’ relationships with these agents and dealers are seriously harmed, its wireless revenues could be adversely affected.

•                  TDS’ investments in technologies which are unproven or for which success has not yet been demonstrated may not produce the benefits that TDS expects.

•                  A failure by TDS to complete significant network construction and system implementation as part of its plans to improve the quality, coverage, capabilities and capacity of its network could have an adverse effect on its operations.

•                  Financial difficulties of TDS’ key suppliers or vendors, or termination or impairment of TDS’ relationship with such suppliers or vendors could result in a delay or termination of TDS’ receipt of equipment, content or services which could adversely affect TDS’ business and results of operations.

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

•                  The market prices of TDS’ Common Shares and Special Common Shares are subject to fluctuations due to a variety of factors such as:  general economic conditions; wireless and telecommunications industry conditions; fluctuations in TDS’ quarterly customer activations, churn rate, revenues, results of operations or cash flows; variations between TDS’ actual financial and operating results and those expected by analysts and investors; and announcements by TDS’ competitors.

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

•                  A failure to successfully remediate the existing material weakness in internal control over financial reporting in a timely manner or the identification of additional material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or fail to prevent fraud, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

You are referred to a further discussion of these risks as set forth under “Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

TDS is subject to risks due to fluctuations in interest rates. As of March 31, 2008, the majority of TDS’ debt, excluding current debt related to the forward contracts, is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of such instruments. The current debt related to the forward contracts consists of both variable-rate debt and fixed-rate zero-coupon debt. The variable-rate forward contracts require quarterly interest payments that are dependent on market interest rates. Increases in interest rates will result in increased interest expense. As of March 31, 2008, TDS had not entered into any significant financial derivatives to reduce its exposure to interest rate risks.

Refer to the disclosure under Market Risk – Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2007, for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

Marketable Equity Securities and Derivatives

TDS holds marketable equity securities, which were obtained in connection with the sale of non-strategic investments.  The market value of these investments aggregated $969.3 million at March 31, 2008 and $1,917.9 million at December 31, 2007.

TDS and its subsidiaries own 719,396 shares of Rural Cellular Corporation (“RCCC”). On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in TDS’ Consolidated Balance Sheet as of March 31, 2008. If the transaction closes, TDS will receive approximately $32.4 million in cash, recognize a $31.7 million pre-tax gain and cease to own any interest in RCCC.

TDS also holds 55,969,689 shares of Deutsche Telekom Ordinary Shares at March 31, 2008.  Further, TDS has variable prepaid forward contracts (“forward contracts”) with counterparties in connection with these Deutsche Telekom shares. The principal amount of the forward contracts was accounted for as a loan. The forward contracts contain embedded collars that are bifurcated and receive separate accounting treatment in accordance with SFAS 133.  See Note 10 - Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to the Consolidated Financial Statements for further details on the marketable equity securities and forward contracts.

In April and May 2008, TDS settled or agreed to settle forward contracts related to 46,969,689 Deutsche Telekom ordinary shares. The forward contracts related to the 46,969,689 Deutsche Telekom shares were or will be settled prior to their scheduled maturity dates in May 2008 through September 2008.  See Note 17 — Subsequent Events, in the Notes to the Consolidated Financial Statements for details on the early settlement of such forward contracts.

The following table summarizes certain details related to the contracted securities as of March 31, 2008.

		Collar(1)
		Downside	Upside	Loan
		Limit	Potential	Amount
Security	Shares	(Floor)	(Ceiling)	(000s)(2)

Deutsche Telekom	55,969,689	$11.59 - $12.41	$13.25 - $14.99	$674,402

Unaccreted Discount				(5,176)
				$669,226

(1)         The per share amounts represent the range of floor and ceiling prices of all securities monetized.

(2)         Total amount is included in current liabilities in the caption “Forward Contracts”.

The following analysis presents the hypothetical change in the fair value of marketable equity securities and derivative instruments at March 31, 2008, using the Black-Scholes model, assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

(Dollars in millions)	Valuation of investments assuming indicated decrease			March 31, 2008	Valuation of investments assuming indicated increase
	-30%	-20%	-10%	Fair Value	10%	20%	30%
Marketable Equity Securities	$678.5	$775.4	$872.4	$969.3	$1,066.2	$1,163.2	$1,260.1
Derivative Instruments(1)	$58.4	$(7.5)	$(77.8)	$(156.1)	$(240.0)	$(328.1)	$(418.7)

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were not effective as of March 31, 2008 because of the material weakness in accounting for income taxes described below.  Notwithstanding the material weakness that existed as of March 31, 2008, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in internal control over financial reporting as of December 31, 2007, which continued to exist at March 31, 2008:

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management has been and is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible.

During 2007 TDS implemented tax provisioning software which enhanced internal controls related to accounting for income taxes on a TDS enterprise-wide basis, including U.S. Cellular. Further, during 2007, TDS took the following steps:

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

•                  Provided extensive training to associates to strengthen their technical expertise in U.S. GAAP, including accounting for income taxes.

•                  Reorganized the tax department to have a separate group responsible solely for income tax accounting which reports directly to the Senior Vice President and Corporate Controller.

TDS is in the process of implementing additional controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2007 and March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

TDS is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in TDS’ Annual Report on Form 10-K may not be the only risks facing TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included with respect to TDS Common Shares because TDS does not have a share repurchase authorization with respect to its Common Shares and there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS Common Shares during the quarter ended March 31, 2008.

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

TDS PURCHASES OF SPECIAL COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Special Common Shares Purchased	Average Price Paid per Special Common Share	Total Number of Special Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Special Common Shares that may yet be Purchased Under the Plans or Programs
January 1 – 31, 2008	220,016	$53.37	220,016	$111,590,144
February 1 – 29, 2008	264,000	46.04	264,000	99,436,708
March 1 – 31, 2008	557,000	37.98	557,000	78,279,348

Total for or as of end of the quarter ended March 31, 2008	1,041,016	$43.28	1,041,016	$78,279,348

The following is additional information with respect to the Special Common Shares authorization:

i.                  The date the program was announced was March 5, 2007 by Form 8-K.

ii.               The amount originally approved was up to $250 million in aggregate purchase price of TDS Special Common Shares.

iii.            The original expiration date for the program is March 2, 2010.

iv.           The Special Common Shares authorization did not expire during the first quarter of 2008.

v.              TDS has not determined to terminate the foregoing Special Common Shares repurchase program prior to expiration, or to cease making further purchases thereunder, during the first quarter of 2008.

Item 5.  Other Information.

1.              The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

On April 15, 2008, U.S. Cellular borrowed $100 million under its revolving credit facility.  U.S. Cellular anticipates repaying the amount borrowed from future cash flows from operations and/or long-term debt financing.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

2.              On March 13, 2008, the Stock Option Compensation Committee of the Board of Directors of U.S. Cellular amended the forms of the following award agreements under the U.S. Cellular 2005 Long-Term Incentive Plan.

•                  Form of Stock Option Award Agreement to be used for grants of stock options to John E. Rooney.

•                  Form of Restricted Stock Unit Award Agreement to be used for grants of restricted stock units to John E. Rooney.

The foregoing description is qualified by reference to the forms of award agreements which are attached as Exhibits to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2008.

3.              The following information is being provided to update prior disclosures made with respect to Form 8-K, Item 5.02(e) - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Beginning with the 2007 performance year relating to bonuses that were paid in 2008, TDS has established performance guidelines and procedures for awarding bonuses.  These guidelines and procedures were filed by TDS as Exhibit 10.1 to TDS’ Form 10-Q for the quarter ended March 31, 2007.  Starting with the 2007 performance year relating to bonuses that will be paid in 2008, 70% of each officer’s target bonus will be based on his/her assessed performance.  The remaining 30% will be based on performance of TDS, based on the weighted average of the percentage achievement of target of U.S. Cellular and TDS Telecom.  However, the foregoing are only guidelines and notwithstanding anything to the contrary, 100% of the bonus continues to be discretionary and is not earned by the officer unless and until awarded and paid. For disclosure purposes, the amount of bonus paid in the first quarter of 2008 with respect to 2007 performance to the named executive officers was as follows:

	LeRoy T. Carlson, Jr.	Kenneth R. Meyers	John E. Rooney	Scott H. Williamson	LeRoy T. Carlson
Bonus for 2007 Paid in 2008	$950,000	$356,000	$675,000	$277,000	$202,600

These amounts and the calculation thereof will be reported in the Compensation Discussion and Analysis to be included in TDS’ 2009 proxy statement.

4.              The following information is being provided to update disclosures pursuant to Form 8-K, Item 1.02 - Termination of Material Definitive Agreement.

(a)  In April 2008, the Guarantee by TDS dated November 6, 2002, and the Guarantee by TDS dated November 12, 2002, were terminated early due to the early termination by TDS of the related variable prepaid forward contracts relating to the monetization of Deutsche Telekom ordinary shares. Both Guarantees were in favor of JPMorgan Chase Bank (“Counterparty”).  TDS and its affiliates do not have any material relationship with the Counterparty except with respect to variable prepaid forward contracts and the TDS and U.S. Cellular revolving credit agreements.

(b)  The description of the material terms and conditions of the variable prepaid forward contracts are incorporated herein by reference from Note 10 - Marketable Equity Securities and Variable Prepaid Forward Contracts

(c)  The material circumstances surrounding the terminations are incorporated herein by reference from Note 17 - Subsequent Events.

(d)  TDS did not incur any material early termination penalties.

Item 6.  Exhibits

Exhibit 10.1 – Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement to be used for grants to John E. Rooney, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2008.

Exhibit 10.2 – Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement to be used for grants to John E. Rooney, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2008.

Exhibit 11 – Computation of Earnings per share is included herein as Note 7 to the Notes of the Consolidated Financial Statements.

Exhibit 12 – Statement regarding computation of ratios of earnings to fixed charges.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2007.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2007 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date: May 7, 2008	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2008	/s/ Douglas D. Shuma
Douglas D. Shuma,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2008 First Quarter Form 10-Q