Form 10-Q
period 2008-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2008-08-07
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Shares, $.01 par value	53,193,983 Shares
Special Common Shares, $.01 par value	56,249,536 Shares
Series A Common Shares, $.01 par value	6,451,896 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2008

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share amounts)
Operating Revenues	$1,274,351	$1,192,834	$2,523,452	$2,349,391

Operating Expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	452,845	412,507	895,228	814,540
Selling, general and administrative expense	477,299	435,843	940,598	856,261
Depreciation, amortization and accretion expense	188,026	187,697	374,184	375,701
Loss on asset disposals, net	6,438	2,832	10,090	6,137
Total Operating Expenses	1,124,608	1,038,879	2,220,100	2,052,639

Operating Income	149,743	153,955	303,352	296,752

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	22,909	23,875	44,379	47,571
Interest and dividend income	17,455	147,768	27,201	163,964
Interest expense	(35,570)	(55,245)	(76,950)	(113,046)
Gain (loss) on investments and financial instruments	3,088	(220,199)	(402)	35,671
Other, net	1,902	(1,868)	1,703	(4,092)
Total Investment and Other Income (Expense)	9,784	(105,669)	(4,069)	130,068

Income Before Income Taxes and Minority Interest	159,527	48,286	299,283	426,820
Income tax expense	53,261	26,700	102,512	167,938
Income Before Minority Interest	106,266	21,586	196,771	258,882
Minority share of income, net of tax	(18,509)	(30,213)	(35,527)	(48,184)
Net Income (Loss)	87,757	(8,627)	161,244	210,698
Preferred dividend requirement	(13)	(13)	(26)	(26)
Net Income (Loss) Available To Common	$87,744	$(8,640)	$161,218	$210,672

Basic Weighted Average Shares Outstanding	116,267	117,031	116,919	116,935
Basic Earnings (Loss) Per Share (Note 7)	$0.75	$(0.07)	$1.38	$1.80

Diluted Weighted Average Shares Outstanding	116,814	117,031	117,500	118,432
Diluted Earnings (Loss) Per Share (Note 7)	$0.75	$(0.08)	$1.37	$1.76

Dividends Per Share	$0.1025	$0.0975	$0.2050	$0.195

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$161,244	$210,698
Add (Deduct) adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	374,184	375,701
Bad debts expense	36,806	26,991
Stock-based compensation expense	9,022	10,879
Deferred income taxes	(316,269)	(61,814)
(Gain) loss on investments and financial instruments	402	(35,671)
Equity in earnings of unconsolidated entities	(44,379)	(47,571)
Distributions from unconsolidated entities	45,810	43,435
Minority share of income	35,527	48,184
Loss on asset disposals, net	10,090	6,137
Noncash interest expense	7,930	10,635
Other noncash expense	247	1,788
Excess tax benefit from stock awards	(1,706)	(17,598)
Other operating activities	(2,350)	(5,000)
Changes in assets and liabilities
Change in accounts receivable	(59,440)	(43,884)
Change in inventory	(20,830)	(1,213)
Change in accounts payable	(4,171)	(5,792)
Change in customer deposits and deferred revenues	10,303	19,469
Change in accrued taxes	304,231	128,672
Change in accrued interest	(3,780)	(712)
Change in other assets and liabilities	(47,432)	(44,784)
	495,439	618,550

Cash Flows from Investing Activities
Additions to property, plant and equipment	(299,061)	(304,559)
Cash paid for acquisitions	(334,350)	(20,569)
Cash received from divestitures	6,838	4,277
Proceeds from sale of investments	226,644	10,547
Cash paid to settle derivative liabilities	(17,404)	—
Other investing activities	(934)	(242)
	(418,267)	(310,546)

Cash Flows from Financing Activities
Issuance of notes payable	100,000	25,000
Issuance of long-term debt	—	2,857
Repayment of notes payable	(50,000)	(60,000)
Repayment of variable prepaid forward contracts	(47,357)	—
Repayment of long-term debt	(6,442)	(1,679)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	1,494	74,339
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(1,878)	9,223
Excess tax benefit from stock awards	1,706	17,598
Repurchase of TDS Special Common Shares	(83,013)	(7,036)
Repurchase of U.S. Cellular Common Shares	(14,516)	(49,057)
Dividends paid	(23,922)	(22,798)
Distributions to minority partners	(4,594)	(4,676)
Other financing activities	2,067	(1,869)
	(126,455)	(18,098)

Net Increase (Decrease) in Cash and Cash Equivalents	(49,283)	289,906

Cash and Cash Equivalents -
Beginning of period	1,174,446	1,013,325
End of period	$1,125,163	$1,303,231

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheets

Assets

	June 30,
	2008	December 31,
	(Unaudited)	2007
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,125,163	$1,174,446
Accounts receivable
Due from customers, less allowances of $13,015 and $16,326, respectively	386,661	379,558
Other, principally connecting companies, less allowances of $5,297 and $5,297, respectively	156,003	150,863
Marketable equity securities	32,020	1,917,893
Inventory	126,083	115,818
Net deferred income tax asset	22,502	—
Prepaid expenses	89,455	77,155
Other current assets	32,612	59,855
	1,970,499	3,875,588
Investments
Licenses	1,829,014	1,516,629
Goodwill	695,696	679,129
Customer lists, net of accumulated amortization of $91,180 and $84,190, respectively	29,069	25,851
Investments in unconsolidated entities	209,053	206,418
Other investments	11,032	11,509
	2,773,864	2,439,536
Property, Plant and Equipment
In service and under construction	8,348,380	8,064,229
Less accumulated depreciation	4,863,167	4,539,127
	3,485,213	3,525,102
Other Assets and Deferred Charges	51,910	53,917
Total Assets	$8,281,486	$9,894,143

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

	June 30,
	2008	December 31,
	(Unaudited)	2007
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$4,390	$3,860
Forward contracts	—	1,005,512
Notes payable	50,000	—
Accounts payable	307,572	308,882
Customer deposits and deferred revenues	176,574	166,191
Accrued interest	14,676	18,456
Accrued taxes	310,861	40,439
Accrued compensation	61,840	91,703
Derivative liability	—	711,692
Deferred income tax liability	—	327,162
Other current liabilities	122,877	125,622
	1,048,790	2,799,519

Deferred Liabilities and Credits
Net deferred income tax liability	595,420	555,593
Asset retirement obligation	182,495	173,468
Other deferred liabilities and credits	149,726	154,602
	927,641	883,663

Long-Term Debt	1,635,147	1,632,226

Commitments and Contingencies

Minority Interest	679,938	651,537

Preferred Shares	860	860

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,592,000 and 56,581,000 shares, respectively	566	566
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 62,951,000 and 62,946,000 shares, respectively	630	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,452,000 and 6,442,000 shares, respectively	65	64
Capital in excess of par value	2,055,677	2,048,110
Treasury Shares at cost:
Common Shares, 3,398,000 and 3,433,000 shares, respectively	(118,506)	(120,544)
Special Common Shares, 6,702,000 and 4,712,000 shares, respectively	(283,682)	(204,914)
Accumulated other comprehensive income	9,546	511,776
Retained earnings	2,324,814	1,690,651
	3,989,110	3,926,338
Total Liabilities and Stockholders’ Equity	$8,281,486	$9,894,143

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes To Consolidated Financial Statements

1.              Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 80.9%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’ 80%-owned printing and distribution company, Suttle Straus, Inc.  In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to absorb a majority of the entity’s expected gains or losses, or both.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2008 financial statement presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007.  The results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.              Summary of Significant Accounting Policies

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular.  Under this plan, pension benefits and costs are calculated separately for each participant and are funded annually.  Pension costs were $3.9 million and $8.6 million for the three and six months ended June 30, 2008, respectively; and $3.6 million and $7.1 million for the three months and six months ended June 30, 2007, respectively.

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

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service Cost	$499	$609	$998	$1,218
Interest on accumulated benefit obligation	863	858	1,726	1,716
Expected return on plan assets	(948)	(821)	(1,896)	(1,642)
Amortization of:
Prior service cost	(207)	(207)	(414)	(415)
Net loss	242	340	484	681
Net postretirement cost	$449	$779	$898	$1,558

TDS did not make any contributions to the post-retirement plans in the six months ended June 30, 2008.  TDS expects to make a contribution of $3.8 million in the third quarter of 2008.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, the amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The amounts recorded gross in Operating revenues that are billed to customers and remitted to governmental authorities totaled $40.4 million and $77.2 million for the three and six months ended June 30, 2008, respectively; and $38.0 million and $68.9 million for the three and six months ended June 30, 2007, respectively.

Accounting for the Effects of Certain Types of Regulation

For the six months ended June 30, 2007, TDS Telecom’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). This accounting recognized the economic effects of rate-making actions of regulatory bodies in the financial statements of TDS Telecom’s ILEC operations. In the third quarter of 2007, TDS Telecom discontinued the application of SFAS 71 for its ILEC operations. Therefore, TDS Telecom’s ILEC operations follow the provisions of SFAS 71 for the three and six months ended June 30, 2007, and do not follow such provisions for the three and six months ended June 30, 2008.  This accounting change did not have a material impact on the comparability of TDS’ consolidated financial statements for these periods.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. TDS adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008 (See Note 5 - Fair Value Measurements for more information related to TDS’ adoption of SFAS 157 for its financial assets and liabilities). TDS is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies.  SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) also would be determined in accordance with the provisions of SFAS 141(R). TDS is currently reviewing the requirements of SFAS 141(R) and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141. SFAS 160 is effective for TDS on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. TDS is currently reviewing the requirements of SFAS 160 and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for TDS beginning January 1, 2009. As of June 30, 2008, TDS did not hold any derivative instruments.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for TDS beginning January 1, 2009. TDS does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. TDS does not anticipate that the adoption of SFAS 162 will have an impact on either its financial statements or disclosures.

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

Transactions Pending as of June 30, 2008:

TDS’ subsidiary, U.S. Cellular, participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”).  U.S. Cellular is a limited partner in King Street Wireless.  King Street Wireless qualified as a “designated entity” and is eligible to receive a 25% bid credit available to “very small businesses,” defined as businesses having annual gross revenues of less than $15 million.  As discussed in Note 4 – Variable Interest Entities, TDS consolidates King Street Wireless.

The FCC released the results of Auction 73 on March 20, 2008.  King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%.  This amount is recorded as a component of Licenses in TDS’ June 30, 2008 Consolidated Balance Sheet.  During the six months ended June 30, 2008, U.S. Cellular made capital contributions and advances to King Street Wireless and its general partner of $300.5 million.  King Street Wireless paid this amount to the FCC for the licenses for which it was the provisional winning bidder in the auction. U.S. Cellular may agree to make additional capital contributions and/or advances to King Street Wireless and/or its general partner to provide additional funding for the development of such licenses.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all.  While the bidding in Auction 73 has ended, the FCC has awarded only a few of the licenses to winning bidders. There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.  The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

Transactions Completed as of June 30, 2008:

On May 31, 2008, TDS Telecom acquired 100% of the outstanding shares of Mosinee Telephone Company, LLC for $17.3 million in cash, including acquisition costs.  Mosinee Telephone Company, LLC is a rural incumbent local exchange carrier serving 4,900 physical access lines in Wisconsin.

On March 21, 2008, U.S. Cellular entered into an agreement to acquire the remaining 50% ownership interest of North Carolina RSA 1 Partnership, a wireless market operator in which U.S. Cellular had previously owned a 50% non-operating, unconsolidated interest, for $6.9 million in cash.  On May 30, 2008, U.S. Cellular completed this transaction.

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

On November 30, 2007, TDS Telecom entered into an agreement to acquire West Point Telephone Company, a telephone company in Indiana serving 750 physical access lines, for $6.8 million in cash, including acquisition costs.  On February 13, 2008, TDS Telecom completed this transaction.

TDS’ acquisitions for the six months ended June 30, 2008 and the allocation of the purchase price for each respective acquisition were as follows:

		Allocation of Purchase Price
(Dollars in thousands)	Purchase price (1)	Goodwill(2)	Licenses	Customer lists	Net tangible assets/(liabilities)
U.S. Cellular Acquisitions
Auction 73 Licenses	$300,479	$—	$300,479	$—	$—
Maine Licenses	5,000	—	5,000	—	—
North Carolina RSA 1 Partnership	6,900	1,632	4,180	81	1,007
Other	1,891	970	623	964	(666)

TDS Telecom Acquisitions
Mosinee Telephone Company	17,264	9,210	—	4,300	3,754
West Point Telephone Company	6,757	1,956	—	499	4,302
Other	151	151	—	—	—
Total	$338,442	$13,919	$310,282	$5,844	$8,397

(1)              $2.7 million in cash was received from acquired companies and an aggregate of $1.4 million is recorded as a component of Other current liabilities.

(2)              $1.6 million of the goodwill is deductible for tax purposes.

Unaudited pro-forma financial information related to TDS’ 2008 acquisitions has not been presented because these acquisitions, individually and in the aggregate, were not material to TDS’ consolidated results of operations for the six months ended June 30, 2008.

4.     Variable Interest Entities

As of June 30, 2008, TDS consolidates the following variable interest entities:

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

As of June 30, 2008, U.S. Cellular has made capital contributions and advances to Barat Wireless and/or its general partner of $127.3 million; of this amount, $127.1 million is included in Licenses in the Consolidated Balance Sheets.

U.S. Cellular is a limited partner in Carroll Wireless, an entity which participated in the auction of wireless spectrum designated by the FCC as Auction 58. Carroll Wireless was qualified to bid on “closed licenses” that were available only to companies included under the FCC definition of “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues. In addition, Carroll Wireless bid on “open licenses” that were not subject to restriction. With respect to these open licenses, however, Carroll Wireless was qualified to receive a 25% bid credit available to “very small businesses” which were defined as having average annual gross revenues of less than $15 million. Carroll Wireless was a successful bidder for 16 licenses in Auction 58, which ended on February 15, 2005. The aggregate amount paid to the FCC for the licenses was $129.7 million, net of the bid credit to which Carroll Wireless was entitled. On January 6, 2006, the FCC granted Carroll Wireless’ applications with respect to the 16 licenses for which it was the successful bidder. These licenses cover portions of 10 states and are in markets which are either adjacent to or overlap current U.S. Cellular licensed areas.

As of June 30, 2008, U.S. Cellular has made capital contributions and advances to Carroll Wireless and/or its general partner of approximately $130.1 million; of this amount, $129.7 million is included in Licenses in the Consolidated Balance Sheets.

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

Marketable equity securities were the only financial assets on TDS and its subsidiaries’ Balance Sheet at June 30, 2008, which required the application of SFAS 157.  TDS and its subsidiaries did not have any financial liabilities at June 30, 2008, which required the application of SFAS 157 for valuation purposes.  TDS and its subsidiaries’ marketable equity securities had a balance of $32.0 million at June 30, 2008, and consisted entirely of an investment in the common stock of Rural Cellular Corporation (“RCCC”).  This security is publicly traded. Fair value for this security is based upon quoted market prices for identical assets in active markets.  Therefore, these inputs are considered Level 1 inputs in accordance with the guidance set forth in SFAS 157. TDS and its subsidiaries’ investment in RCCC is accounted for as an “available for sale” security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Therefore, unrealized gains and losses on this investment are recorded as a component of Accumulated other comprehensive income.

SFAS 159 Adoption

SFAS 159 permits companies to choose to measure various financial instruments and certain other items at fair value.  Pursuant to the provisions of SFAS 159, at the date the option is elected, entities are required to record a cumulative-effect adjustment to beginning retained earnings.  In subsequent periods, for those instruments in which the fair value option is elected, unrealized gains and losses are recorded in the Statement of Operations.  On January 1, 2008, TDS adopted SFAS 159 for its investment in Deutsche Telekom Ordinary Shares, and also for the “collar” portions of the variable prepaid forward contracts (“forward contracts”) related to such Deutsche Telekom stock.

TDS adopted SFAS 159 for these items in order to better align the financial statement presentation of the unrealized gains and losses attributable to these items with their underlying economics.  Specifically, prior to the adoption of SFAS 159 for these items, the Deutsche Telekom stock was subject to the recognition provisions of SFAS 115, which required that the unrealized gains and losses on such stock be recorded in Accumulated other comprehensive income, a balance sheet account.  Since the related collars did not qualify as cash flow hedges after June 2003, the changes in the fair value of the collars were reported in the Consolidated Statements of Operations in accordance with the requirements of SFAS 133 after this date.  As a result of adopting SFAS 159 for both the Deutsche Telekom stock and the related collars, unrealized gains and losses on both of these items will be recorded in the Consolidated Statements of Operations as a (Gain) loss on investments and financial instruments.  Such gains and losses are expected to substantially offset each other, and thus better reflect the economics of the collars, which were established in order to hedge the variability in the fluctuations of the fair value of the underlying Deutsche Telekom stock.

As a result of the election of SFAS 159 for its Deutsche Telekom stock and related collars, TDS recorded an adjustment to increase the January 1, 2008 beginning retained earnings by $502.7 million, net of $291.2 million of income taxes.  This amount reflects an unrealized gain attributable to the Deutsche Telekom stock of $647.3 million, net of income taxes of $374.9 million, offset by an unrealized loss on the related collars of $144.6 million, net of income taxes of $83.7 million.  The unrealized loss on the collars was attributable to the periods from inception to June 2003.  During such periods the collars qualified as cash flow hedges and the changes in the fair value were recorded as a component of Accumulated other comprehensive income.

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

During the six months ended June 30, 2008, TDS disposed of all 85,969,689 Deutsche Telekom Ordinary Shares and settled all outstanding forward contracts related to such shares – see Note 10 - Marketable Equity Securities and Variable Prepaid Forward Contracts, for more information on these settlements. As a result, at June 30, 2008, TDS and its subsidiaries’ investment in marketable equity securities consisted solely of $32.0 million investment in RCCC common stock.  TDS and its subsidiaries did not elect to adopt the provisions of SFAS 159 for this investment since TDS and its subsidiaries do not have any collars or other derivative instruments that hedge the impact of changes in the market value of this RCCC stock.

The following table details the (Gain) loss on investments and financial instruments included in the Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Gains (losses) on marketable equity securities and derivative instruments

Deutsche Telekom:
Increase/(decrease) in the fair value of securities (asset)	$62,333	$—	$(294,827)	$—
(Increase)/decrease in the fair value of the embedded collars in the variable prepaid forward contracts (liability)	(58,281)	(322,952)	295,389	(83,206)
	4,052	(322,952)	562	(83,206)
Vodafone Group Plc:
Gain on disposition of securities(1)	—	4,478	—	4,478
Gain on the settlement of variable prepaid forward contracts(1)	—	127,207	—	127,207
(Increase) in the fair value of the embedded collars in the variable prepaid forward contracts (liability)	—	(35,311)	—	(19,542)
	—	96,374	—	112,143
VeriSign:
Gain on disposition of securities(1)	—	6,234	—	6,234
Increase in the fair value of securities (asset)	—	2,644	—	5,171
(Increase) in the fair value of the embedded collars in the variable prepaid forward contracts (liability)	—	(2,499)	—	(4,671)
	—	6,379	—	6,734

Other gains (losses)	(964)	—	(964)	—
	$3,088	$(220,199)	$(402)	$35,671

(1)          TDS and its subsidiaries held Vodafone American Depository Receipts (“ADRs”) and VeriSign Common Shares which were obtained in connection with the sale of non-strategic investments.  TDS entered into a number of variable prepaid forward contracts (“forward contracts”) related to the Vodafone ADRs and VeriSign securities that it held.  A portion of these forward contracts matured in the second quarter of 2007. TDS recorded a gain of $137.9 million in the second quarter of 2007 on the settlement of forward contracts and the disposition of remaining VeriSign Common Shares and U.S. Cellular-owned Vodafone ADRs. As a result, after these settlements in the second quarter of 2007, TDS no longer owned VeriSign Common Shares and no longer had any liability or other obligations under the related forward contracts.  The remaining Vodafone ADRs and related forward contracts were disposed of and settled in the second half of 2007.

6.              Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three and six months ended June 30, 2008 was 33.4% and 34.3%, respectively, and for the three and six months ended June 30, 2007 was 55.3% and 39.3%, respectively. The effective tax rate for the three and six months ended June 30, 2008 is lower than for the three and six months ended June 30, 2007 primarily due to the recognition of state tax benefits related to the settlement of the Deutsche Telekom variable prepaid forward contracts in 2008.  Also, the effective tax rate for the three months ended June 30, 2007 reflects the income tax effects of derivative losses incurred during the period.

7.              Earnings per Share

Basic earnings per share is computed by dividing Net income available to common by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing Net income available to common by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Net income (loss)	$87,757	$(8,627)	$161,244	$210,698
Preferred dividend requirement	(13)	(13)	(26)	(26)
Net income (loss) available to common used in basic earnings per share	$87,744	$(8,640)	$161,218	$210,672

Diluted Earnings per Share:
Net income (loss) available to common used in basic earnings per share	$87,744	$(8,640)	$161,218	$210,672
Minority income adjustment (1)	(200)	(1,095)	(516)	(1,767)
Preferred dividend adjustment (2)	12	—	25	25
Net income (loss) available to common used in diluted earnings per share	$87,556	$(9,735)	$160,727	$208,930

Weighted average number of shares used in basic earnings per share:
Common Shares	53,219	52,048	53,213	52,011
Special Common Shares	56,601	58,539	57,261	58,479
Series A Common Shares	6,447	6,444	6,445	6,445
Weighted average number of shares used in basic earnings per share	116,267	117,031	116,919	116,935
Effects of Dilutive Securities:
Effects of stock options (3)	43	—	43	1,360
Effects of restricted stock units (4)	400	—	442	86
Effects of preferred shares(5)	104	—	96	51
Weighted average number of shares used in diluted earnings per share	116,814	117,031	117,500	118,432

Basic Earnings (Loss) per Share	$0.75	$(0.07)	$1.38	$1.80

Diluted Earnings (Loss) per Share	$0.75	$(0.08)	$1.37	$1.76

(1)	The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.
(2)	The preferred dividend adjustment reflects the dividend reduction in the event any preferred series were dilutive, and therefore converted for shares.
(3)

Stock options exercisable into 337,000 Common Shares and 1,411,000 Special Common Shares for the three months ended June 30, 2008, and 1,522,000 Common Shares and 2,359,000 Special Common Shares for the three months ended June 30, 2007, were not included in computing Diluted Earnings per Share because their effects were antidilutive. Stock options exercisable into 336,000 Common Shares and 1,412,000 Special Common Shares for the six months ended June 30, 2008, and 214,000 Common Shares and 214,000 Special Common Shares for the six months ended June 30, 2007, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(4)          There were no antidilutive restricted stock units for the three months ended June 30, 2008. Restricted stock units issuable upon vesting into 80,000 Common Shares and 203,000 Special Common Shares for the three months ended June 30, 2007 were not included in computing diluted earnings per share because their effects were antidilutive.  There were no antidilutive restricted stock units for the comparable six-month periods ended June 30, 2008 and 2007.

(5)          There were no antidilutive preferred shares for the three months ended June 30, 2008. Preferred shares redeemable for 51,000 Common Shares were not included in computing Diluted Earnings per Share in the three months ended June 30, 2007 because their effects were antidilutive. There were no antidilutive preferred shares for the six month periods ended June 30, 2008 and 2007.

8.              Licenses and Goodwill

Changes in TDS’ licenses and goodwill are primarily the result of acquisitions, divestitures and impairment of licenses, wireless markets and telephone companies. See Note 3 – Acquisitions, Divestitures and Exchanges for information regarding transactions which affected licenses and goodwill during the period.

	U.S.
(Dollars in thousands)	Cellular(1)	TDS Telecom	Total
Licenses
Balance December 31, 2007	$1,513,829	$2,800	$1,516,629
Acquisitions	310,282	—	310,282
U.S. Cellular Common Share repurchases (2)	2,103	—	2,103
Balance June 30, 2008	$1,826,214	$2,800	$1,829,014

Balance December 31, 2006	$1,517,607	$2,800	$1,520,407
Acquisitions	7,900	—	7,900
Impairment	(2,136)	—	(2,136)
U.S. Cellular Common Share repurchases (2)	4,464	—	4,464
Balance June 30, 2007	$1,527,835	$2,800	$1,530,635

(1)          U.S. Cellular’s balances include licenses allocated from TDS.

(2)          This adjustment is the allocation of value related to U.S. Cellular’s share buyback programs.  See Note 14 - TDS Special Common and U.S. Cellular Common Share Repurchases for a discussion of U.S. Cellular’s purchase of its Common Shares.

	U.S.
(Dollars in thousands)	Cellular(1)	TDS Telecom	Other(2)	Total
Goodwill
Balance December 31, 2007	$276,416	$398,911	$3,802	$679,129
Acquisitions	2,602	11,317	—	13,919
U.S. Cellular Common Share repurchases(3)	2,648	—	—	2,648
Balance June 30, 2008	$281,666	$410,228	$3,802	$695,696

Balance December 31, 2006	$246,920	$398,652	$2,281	$647,853
Acquisitions	5,864	259	1,521	7,644
U.S. Cellular Common Share repurchases(3)	12,325	—	—	12,325
Balance June 30, 2007	$265,109	$398,911	$3,802	$667,822

(1)          U.S. Cellular’s balances include goodwill allocated from TDS.

(2)          Other consists of goodwill related to Suttle Straus.

(3)          This adjustment is the allocation of value related to U.S. Cellular’s share buyback programs.  See Note 14 - TDS Special Common and U.S. Cellular Common Share Repurchases for a discussion of U.S. Cellular’s purchase of its Common Shares.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS performs the annual impairment review on licenses and goodwill during the second quarter of its fiscal year. Accordingly, the annual impairment reviews for licenses and goodwill for 2008 and 2007 were performed in the second quarter of those years. Such impairment reviews indicated that there was no impairment in 2008 and an impairment of licenses of $2.1 million in 2007. The impairment in 2007 is included in Depreciation, amortization and accretion expense in the Consolidated Statements of Operations.

9.     Customer Lists

Customer lists, which are intangible assets resulting from acquisitions (or step acquisition allocation of value related to U.S. Cellular’s share buyback programs), are amortized using a combination of accelerated and straight-line methods over the remaining estimated life. The changes in the customer lists for the six months ended June 30, 2008 and 2007 were as follows:

	U.S.	TDS
(Dollars in thousands)	Cellular(1)	Telecom	Total
Customer lists
Balance December 31, 2007	$25,851	$—	$25,851
Acquisitions	1,045	4,799	5,844
Amortization	(6,990)	—	(6,990)
U.S. Cellular Common Share repurchases(2)	4,364	—	4,364
Balance June 30, 2008	$24,270	$4,799	$29,069

Balance December 31, 2006	$26,196	$—	$26,196
Acquisitions	1,560	—	1,560
Amortization	(7,381)	—	(7,381)
U.S. Cellular Common Share repurchases(2)	9,384	—	9,384
Balance June 30, 2007	$29,759	$—	$29,759

(1)          U.S. Cellular’s balance includes customer lists allocated from TDS.

(2)          This adjustment is the allocation of value related to U.S. Cellular’s share buyback programs.  See Note 14 - TDS Special Common and U.S. Cellular Common Share Repurchases for a discussion of U.S. Cellular’s purchase of its Common Shares.

Based on the Customer lists balance as of June 30, 2008 amortization expense for the remainder of 2008 and for the years 2009-2013 is expected to be $6.1 million, $8.6 million, $6.7 million, $3.7 million, $1.1 million, $0.6 million, respectively, and is expected to be an aggregate of $2.3 million for the years 2014-2019.

10.  Marketable Equity Securities and Variable Prepaid Forward Contracts

At June 30, 2008, TDS and its subsidiaries held marketable equity securities of Rural Cellular Corporation (“RCCC”), which were obtained in connection with a sale of non-strategic investments.  Information regarding TDS’ marketable equity securities is summarized as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Rural Cellular Corporation - 719,396 Common Shares	$32,020	$31,718
Deutsche Telekom AG - 0 and 85,969,689 Ordinary Shares, respectively	—	1,886,175

Aggregate fair value included in Current Assets	32,020	1,917,893
Accounting cost basis	649	864,643
Gross unrealized holding gains (1)	31,371	1,053,250
Equity method unrealized gains	608	387
Income tax expense	(11,512)	(386,315)
Minority share of unrealized holding gains	(1,951)	(1,945)
Unrealized holding gains, net of tax and minority share (1)	18,516	665,377
Derivative instruments, net of tax and minority share(1)	—	(144,583)
Retirement plans, net of tax	(8,970)	(9,018)
Accumulated other comprehensive income	$9,546	$511,776

(1)          Upon the adoption of SFAS 159 on January 1, 2008, unrealized holding gains and losses related to the Deutsche Telekom Ordinary Shares and the collar portions of the variable prepaid forward contracts related to such shares (derivatives) were reclassified to retained earnings.  See Note 5 - Fair Value Measurements, for further details on the adoption of SFAS 159.

TDS entered into variable prepaid forward contracts (“forward contracts”) related to the Deutsche Telekom Ordinary Shares it held. The economic hedge risk management objective of the forward contracts was to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk was hedged at or above the accounting cost basis of the securities.  The principal amount of the forward contracts was accounted for as a loan. The forward contracts contained embedded collars that were bifurcated and accounted for as derivatives in accordance with SFAS 133. As of December 31, 2007, such forward contracts were scheduled to mature during the period January 2008 to September 2008.

During the six months ended June 30, 2008, the forward contracts related to 39,000,000 Deutsche Telekom Ordinary Shares were settled at their scheduled maturity dates, while the forward contracts related to 46,969,689 Deutsche Telekom Ordinary Shares were settled prior to their scheduled maturity dates. TDS settled these forward contracts through a combination of delivery of 73,462,167 Deutsche Telekom Ordinary Shares relating to the forward contracts and cash payments. TDS sold the remaining 12,507,522 Deutsche Telekom Ordinary Shares.  TDS realized cash proceeds of $226.6 million from the sale of Deutsche Telekom Ordinary Shares that were not delivered to the counterparty to settle forward contracts.  This amount was offset by $17.4 million and $47.4 million of cash payments paid to settle the collar (derivative liability) and debt portions of certain variable prepaid forward contracts, respectively, for which cash was delivered upon settlement.  The settlement of the forward contracts and disposition of Deutsche Telekom Ordinary Shares resulted in a current tax liability of $344.2 million.

As a result of TDS adopting SFAS 159 as of January 1, 2008, no gain or loss was recognized upon the settlement of forward contracts and disposition of Deutsche Telekom Ordinary Shares in the six months ended June 30, 2008.  Rather changes in the fair value of the Deutsche Telekom Ordinary Shares and the collar portion of the forward contracts related to such shares were recorded in Gain (loss) on investments and financial instruments from January 1, 2008 through the respective settlement dates. See Note 5 - Fair Value Measurements for details on TDS’ adoption of SFAS 159 and the impact on TDS’ financial statements.

As a result of these transactions, at June 30, 2008 TDS does not own any shares of Deutsche Telekom and no longer holds any forward contracts related to such shares.

On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in TDS’ Consolidated Balance Sheet as of June 30, 2008. If the transaction closes, TDS will receive approximately $32.4 million in cash, recognize a $31.7 million pre-tax gain and cease to own any interest in RCCC.

11.       Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

TDS held a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (“LA Partnership”) as of June 30, 2008 and June 30, 2007, and recorded related income of $18.2 million and $18.4 million, respectively, for the three month periods then ended and $34.0 million and $36.4 million, respectively, for the six month periods then ended.  Such amounts are included in Equity in earnings of unconsolidated entities in the Consolidated Statements of Operations.

The following table summarizes the operating results of the LA Partnership as furnished to TDS by the managing partner:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenues	$968,000	$909,000	$1,905,000	$1,783,000
Operating expenses	661,000	582,000	1,300,000	1,133,000
Operating income	307,000	327,000	605,000	650,000
Other income	9,000	11,000	15,000	18,000
Net income	$316,000	$338,000	$620,000	$668,000

12.  Notes Payable

TDS has a $600 million revolving credit facility available for general corporate purposes.  At June 30, 2008, there were no outstanding borrowings. Outstanding letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’ credit rating.  At June 30, 2008, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 2.46% at June 30, 2008). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 5.00% at June 30, 2008).  This credit facility expires in December 2009.

TDS also has $25 million of direct bank lines of credit at June 30, 2008, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2008, outstanding notes payable and letters of credit were $50.0 million and $0.3 million, respectively, leaving $649.7 million available for use. Borrowings under the revolving credit facility bear interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating.  At June 30, 2008, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 2.46% at June 30, 2008).  If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.00% at June 30, 2008).  This credit facility expires in December 2009.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from either Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investor Service (“Moody’s”) were lowered and would decrease if the ratings were raised. The credit facilities would not cease to be available or accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating. However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new credit facilities in the future.

The maturity date of any borrowings under the TDS and U.S. Cellular revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. TDS and U.S. Cellular believe they were in compliance as of June 30, 2008 with all covenants and other requirements set forth in the revolving credit facilities and lines of credit.

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

Minority Interest in Subsidiaries

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’ consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of TDS’ mandatorily redeemable minority interests range from 2042 to 2106.

The settlement value of TDS’ mandatorily redeemable minority interests is estimated to be $127.1 million at June 30, 2008. This represents the estimated amount of cash that would be due and payable to settle minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2008, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FASB Staff Position (“FSP”) No. FAS 150-3; TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at June 30, 2008 is $41.9 million, and is included in the Balance Sheet caption Minority interest. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $85.2 million is primarily due to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

14.       TDS Special Common and U.S. Cellular Common Share Repurchases

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. This authorization will expire on March 2, 2010. During the six months ended June 30, 2008, TDS repurchased 2,056,666 Special Common Shares for $84.7 million, or an average of $41.17 per share pursuant to this authorization. Of this amount, $83.0 million was paid during the six months ended June 30, 2008, and $1.7 million was paid in July of 2008.  During the six months ended June 30, 2007, TDS repurchased 217,280 Special Common Shares for $12.6 million, or $57.80 per share.  Of this amount, $7.0 million was paid during the six months ended June 30, 2007, and $5.6 million was paid in July of 2007. As of June 30, 2008, TDS has purchased a total of $211.3 million of Special Common Shares under this authorization, and therefore may purchase up to $38.7 million in future periods.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the “Limited Authorization”).  This authorization does not have an expiration date. During the six months ended June 30, 2008, U.S. Cellular repurchased 300,000 Common Shares for $19.1 million, or an average of $63.57 per share, pursuant to this authorization.

In addition to U.S. Cellular’s Limited Authorization discussed above, on March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods (the “Additional Authorization”). During the six months ended June 30, 2007, U.S. Cellular purchased 670,000 Common Shares from an investment banking firm in a private transaction in connection with an accelerated share repurchase (“ASR”). This purchase of 670,000 shares represents 170,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization.  The initial price paid to the investment banking firm was approximately $49.1 million or $73.22 per share. The ASR was settled for an additional $6.5 million in cash on December 18, 2007. The subsequent price adjustment resulted in the final weighted average price per share of $82.90. U.S. Cellular also received $4.6 million in cash in January, 2008 as a final settlement payment for Common Share repurchases executed in July and October, 2007 through ASRs with an investment banking firm.

TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. See Note 8 - Licenses and Goodwill, and Note 9 - Customer Lists, for details on the amounts allocated to Licenses, Goodwill and Customer Lists related to the repurchase of U.S. Cellular Common Shares for the six months ended June 30, 2008 and 2007.

15.  Accumulated Other Comprehensive Income

The cumulative balances of gains and (losses) on marketable equity securities, derivative instruments and retirement plans and related income tax effects included in Accumulated other comprehensive income are as follows.

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period (prior to adoption of SFAS 159)	$665,377	$749,978
Cumulative effect adjustment upon the adoption of SFAS 159(1)	(647,260)	—
Balance, beginning of period (after adoption of SFAS 159)	18,117	749,978
Add (deduct):
Unrealized gains	302	63,639
Deferred tax expense	(116)	(24,117)
	186	39,522
Unrealized gains of equity method companies	221	35
Minority share of unrealized gains	(8)	(2,554)
Net increase in unrealized gains	399	37,003

Recognized gain on sale of marketable equity securities	—	(133,442)
Income tax expense	—	48,814
	—	(84,628)
Minority share of income	—	15,586
Net recognized gain on sale of marketable equity securities	—	(69,042)
Net change in marketable equity securities	399	(32,039)
Initial application of FIN 48(2)	—	30,306
Balance, end of period	$18,516	$748,245

Derivative Instruments
Balance, beginning of period (prior to adoption of SFAS 159)	$(144,583)	$(215,122)
Cumulative effect adjustment upon the adoption of SFAS 159(1)	144,583	—
Balance, beginning of period (after adoption of SFAS 159)	—	(215,122)
Add (deduct):
Recognized gain on settlement	—	(4,480)
Income tax expense	—	1,639
	—	(2,841)
Minority share of income	—	549
Net change in derivative instruments	—	(2,292)
Initial application of FIN 48(2)	—	(9,583)
Balance, end of period	$—	$(226,997)

Retirement Plans
Balance, beginning of period	$(9,018)	$(12,743)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(414)	(415)
Amortization of unrecognized net loss	484	681
	70	266
Deferred income tax expense	(22)	(103)
Net change in retirement plans	48	163
Balance, end of period	$(8,970)	$(12,580)

Accumulated Other Comprehensive Income
Balance, beginning of period (prior to adoption of SFAS 159)	$511,776	$522,113
Cumulative effect adjustment upon the adoption of SFAS 159(1)	(502,677)	—
Balance, beginning of period (after adoption of SFAS 159)	9,099	522,113
Add (deduct):
Net change in marketable equity securities	399	(32,039)
Net change in derivative instruments	—	(2,292)
Net change in retirement plans	48	163
Net change included in comprehensive income	447	(34,168)
Initial application of FIN 48(2)	—	20,723
Balance, end of period	$9,546	$508,668

(1)          See Note 5 - Fair Value Measurements for additional details related to the cumulative effect adjustment related to the adoption of SFAS 159.

(2)          FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Comprehensive Income
Net income	$161,244	$210,698
Net change included in comprehensive income	447	(34,168)
	$161,691	$176,530

16.       Business Segment Information

Financial data for TDS’ business segments for the three- and six-month periods ended, or as of June 30, 2008 and 2007, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or as of June 30, 2008

				Non-	Other
	U.S.	TDS Telecom		Reportable	Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
Operating revenues	$1,060,592	$153,199	$55,888	$12,990	$(8,318)	$1,274,351
Cost of services and products	368,846	46,873	28,828	10,278	(1,980)	452,845
Selling, general and administrative expense	422,367	41,416	17,457	2,365	(6,306)	477,299
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	269,379	64,910	9,603	347	(32)	344,207
Depreciation, amortization and accretion expense	145,258	33,502	5,569	733	2,964	188,026
(Gain) loss on asset disposals	6,219	(25)	244	—	—	6,438
Operating income (loss)	117,902	31,433	3,790	(386)	(2,996)	149,743
Significant non-operating items:
Equity in earnings of unconsolidated entities	22,807	(4)	—	—	106	22,909
Gain (loss) on investments and financial instruments	—	2,390	—	—	698	3,088
Marketable equity securities	16,508	—	—	—	15,512	32,020
Investments in unconsolidated entities	157,162	6,512	—	—	45,379	209,053

Total assets	5,832,552	1,291,432	142,944	26,049	988,509	8,281,486
Capital expenditures	137,810	22,800	4,711	102	1,173	166,596

Three Months Ended or as of June 30, 2007

				Non-	Other
	U.S.	TDS Telecom		Reportable	Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
Operating revenues	$971,646	$159,103	$58,767	$11,940	$(8,622)	$1,192,834
Cost of services and products	324,650	50,717	30,192	9,163	(2,215)	412,507
Selling, general and administrative expense	374,668	44,060	21,405	1,832	(6,122)	435,843
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	272,328	64,326	7,170	945	(285)	344,484
Depreciation, amortization and accretion expense	146,024	32,224	6,220	656	2,573	187,697
(Gain) loss on asset disposals	2,832	—	—	—	—	2,832
Operating income (loss)	123,472	32,102	950	289	(2,858)	153,955
Significant non-operating items:
Equity in earnings of unconsolidated entities	22,980	—	—	—	895	23,875
Gain (loss) on investments and financial instruments	113,837	—	—	—	(334,036)	(220,199)
Marketable equity securities	16,248	—	—	—	2,522,845	2,539,093
Investments in unconsolidated entities	155,514	3,671	—	—	44,995	204,180

Total assets	5,557,411	1,745,077	145,626	27,647	3,132,938	10,608,699
Capital expenditures	137,061	30,863	4,757	27	1,134	173,842

Six Months Ended or as of June 30, 2008

				Non-	Other
	U.S.	TDS Telecom		Reportable	Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Segment (1)	Items(2)	Total
Operating revenues	$2,098,448	$305,014	$112,017	$24,613	$(16,640)	$2,523,452
Cost of services and products	733,899	91,707	55,161	18,757	(4,296)	895,228
Selling, general and administrative expense	830,001	83,897	34,483	4,267	(12,050)	940,598
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	534,548	129,410	22,373	1,589	(294)	687,626
Depreciation, amortization and accretion expense	287,788	67,126	11,453	1,455	6,362	374,184
(Gain) loss on asset disposals	9,892	(46)	244	—	—	10,090
Operating income (loss)	236,868	62,330	10,676	134	(6,656)	303,352
Significant non-operating items:
Equity in earnings of unconsolidated entities	44,042	(3)	—	—	340	44,379
Gain (loss) on investments and financial instruments	—	2,390	—	—	(2,792)	(402)
Marketable equity securities	16,508	—	—	—	15,512	32,020
Investments in unconsolidated entities	157,162	6,512	—	—	45,379	209,053

Total assets	5,832,552	1,291,432	142,944	26,049	988,509	8,281,486
Capital expenditures	249,500	37,447	8,146	1,031	2,937	299,061

Six Months Ended or as of June 30, 2007

				Non-	Other
	U.S.	TDS Telecom		Reportable	Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Segment (1)	Items(2)	Total
Operating revenues	$1,906,320	$316,695	$120,117	$21,263	$(15,004)	$2,349,391
Cost of services and products	642,678	99,814	59,149	16,461	(3,562)	814,540
Selling, general and administrative expense	733,534	85,919	43,008	3,298	(9,498)	856,261
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	530,108	130,962	17,960	1,504	(1,944)	678,590
Depreciation, amortization and accretion expense	291,976	66,270	12,079	1,288	4,088	375,701
(Gain) loss on asset disposals	6,137	—	—	—	—	6,137
Operating income (loss)	231,995	64,692	5,881	216	(6,032)	296,752
Significant non-operating items:
Equity in earnings of unconsolidated entities	46,078	—	—	—	1,493	47,571
Gain (loss) on investments and financial instruments	126,298	—	—	—	(90,627)	35,671
Marketable equity securities	16,248	—	—	—	2,522,845	2,539,093
Investments in unconsolidated entities	155,514	3,671	—	—	44,995	204,180

Total assets	5,557,411	1,745,077	145,626	27,647	3,132,938	10,608,699
Capital expenditures	246,790	46,918	7,340	1,084	2,427	304,559

(1)          Represents Suttle Straus.

(2)          Consists of the Corporate operations, intercompany eliminations, TDS Corporate and TDS Telecom marketable equity securities and other corporate investments.

(3)          The amount of Operating income before depreciation, amortization and accretion and (gain) loss on asset disposals is a non-GAAP financial measure. The amount may also be commonly referred to by management as operating cash flow. TDS has presented operating cash flow because this financial measure, in combination with other financial measures, is an integral part of TDS’ internal reporting system utilized by management to assess and evaluate the performance of its business. Operating cash flow is also considered a significant performance measure. It is used by management as a measurement of its success in obtaining, retaining and servicing customers by reflecting its ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of operating cash flow include the key revenue and expense items for which operating managers are responsible and upon which TDS evaluates its performance.

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

17.       Supplemental Cash Flow Disclosures

TDS withheld 11,028 Common Shares with an aggregate value of $0.6 million and 17,314 Special Common Shares with an aggregate value of $0.8 million during the six months ended June 30, 2008 from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings. No Common Shares or Special Common Shares were withheld during the six months ended June 30, 2007.

U.S. Cellular withheld 217,535 and 483,543 Common Shares with an aggregate value of $12.8 million and $37.6 million during the six months ended June 30, 2008 and 2007, respectively, from employees who exercised stock options or who received a distribution of vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.2 million wireless customers and 1.2 million wireline equivalent access lines at June 30, 2008. TDS conducts substantially all of its wireless operations through its 80.9%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its 80%-owned subsidiary, Suttle Straus, Inc. which represents a small portion of TDS’ operations.

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

U.S. Cellular – U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of June 30, 2008, U.S. Cellular owned or had rights to acquire interests in 244 wireless markets and operated approximately 6,596 cell sites. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the first six months of 2008 included the following:

•                  Total customers increased 3% year-over-year to 6.2 million at June 30, 2008; net retail customer additions were 119,000;

•                  The retail postpay churn rate was 1.4% per month. Retail postpay customers comprised approximately 87% of U.S. Cellular’s customer base as of June 30, 2008;

•                  Average monthly service revenue per customer increased 6% year-over-year to $52.78;

•                  Additions to property, plant and equipment totaled $249.5 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, purchase equipment to expand Evolution Data Optimized (“EVDO”) services to additional markets, outfit new and remodel existing retail stores and continue the development and enhancements of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 6,596; and

•                  U.S. Cellular participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”). U.S. Cellular is a limited partner in King Street Wireless. King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%. The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

Service revenues increased $182.6 million, or 10%, to $1,949.4 million in 2008 from $1,766.8 million in 2007.  Customer growth and improvements in average monthly revenue per unit have driven increased revenues. U.S. Cellular continues to experience growth in its customer base, primarily in the retail postpay segment. In addition, U.S. Cellular continues to experience increases in average monthly revenue per unit driven primarily by growth in revenues from data products and services.

Operating income increased $4.9 million, or 2%, to $236.9 million in 2008 from $232.0 million in 2007.

U.S. Cellular anticipates that there will be continued pressure on its operating income in the foreseeable future related to the following factors:

•                  increasing penetration in the wireless industry;

•                  costs of customer acquisition and retention, such as equipment subsidies and advertising;

•                  industry consolidation and the resultant effects on roaming revenues, service and equipment pricing and other effects of competition;

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

See “Results of Operations—Wireless” in the sections entitled “Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007” and “Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007”.

2008 Wireless Estimates

U.S. Cellular expects the above industry, competitive and regulatory factors to impact revenues and operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues and operating income to fluctuate over the next several quarters.

The following are U.S. Cellular’s estimates of full year 2008 net retail customer additions; service revenues; operating income; depreciation, amortization and accretion expenses; and capital expenditures. Such estimates represent U.S. Cellular’s views as of the filing date of U.S. Cellular’s Form 10-Q for the six months ended June 30, 2008.  Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2008	2007
	Estimated Results	Actual Results
Net retail customer additions	175,000-225,000	333,000
Service revenues	$3,900-$4,000 million	$3,679.2 million
Operating income	$385-$435 million	$396.2 million
Depreciation, amortization and accretion expenses(1)	Approx. $615 million	$637.1 million
Capital expenditures	$525-$575 million	$565.5 million

(1)     Includes losses on exchanges and disposals of assets.

TDS Telecom - TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long-distance telephone service, and Internet access, to rural and suburban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including both ILEC and CLEC operations. TDS Telecom’s strategy is to be the preferred provider of telecommunications services—including voice, broadband, and video services—in its chosen markets. This strategy encompasses many components, including developing services and products, market and customer strategies; investing in networks and deploying advanced technologies; monitoring the competitive environment; advocating with respect to state and federal regulation for positions that support its ability to provide advanced telecommunications services to its customers; and exploring transactions to acquire or divest properties that would result in strengthening its operations.

Both ILECs and CLECs are faced with significant challenges, including the industrywide decline in use of second lines by customers, growing competition from wireless and other wireline providers (other CLECs and cable providers), changes in regulation, new technologies such as Voice over Internet Protocol (“VoIP”), and the uncertainty in the economy. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom in the future.

Overall equivalent access lines served by TDS Telecom as of June 30, 2008 decreased 1% compared to June 30, 2007. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

Operating revenues decreased $20.4 million, or 4.7% to $413.5 million during the six months ended June 30, 2008 from $433.9 million in 2007. The decrease in 2008 was primarily due to a decline in ILEC and CLEC access lines, lower rates from bundling promotions and a decrease in network usage by inter-exchange carriers.

Operating income increased to $73.0 million during the six months ended June 30, 2008 compared to $70.6 million in 2007, as decreased revenues were offset by lower costs.  The lower costs in 2008 were primarily due to reduced contributions to certain ILEC national network access pools, various process improvements implemented by TDS Telecom and lower commission and advertising expenses related to the CLEC operations.

See “Results of Operations—Wireline” in the sections entitled “Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007” and “Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007”.

2008 Wireline Estimates

The following are TDS Telecom’s estimates of full-year 2008 operating revenues, operating income, depreciation, amortization and accretion expenses, and capital expenditures.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the six months ended June 30, 2008.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	2008	2007
	Estimated Results	Actual Results
ILEC and CLEC Operations:
Operating revenues	$810-$840 million	$860.2 million
Operating income	$110-$140 million	$141.2 million
Depreciation, amortization and accretion expenses	Approx. $160 million	$157.5 million
Capital expenditures	$130-$160 million	$128.2 million

Cash Flows and Investments - TDS and its subsidiaries had cash and cash equivalents totaling $1,125.2 million, availability under their revolving credit facilities of $1,246.3 million, and additional bank lines of credit of $25 million as of June 30, 2008. Also, during the six months ended June 30, 2008, TDS and its subsidiaries generated $495.4 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” for additional information related to cash flows and investments.

Recent Developments - As disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007, before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service high cost fund in various ways. On April 29, 2008, the FCC adopted an interim “cap” on the high cost program for funding that goes to competitive ETCs, limiting total high cost funding for the state to the levels being provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands. While the cap is in effect, which will be of indefinite duration, wireless ETCs such as U.S. Cellular, will receive less support than they would have been otherwise eligible to receive before the cap was in effect, as overall support will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in the state. The FCC order imposing the cap was published on July 1, 2008 and became effective on August 1, 2008.

The FCC also is considering other changes in the Federal Universal Service Fund (“USF”), as discussed in TDS’ Form 10-K for the year ended December 31, 2007, under the heading of “U.S. Cellular Operations, Regulation, Pending Proceedings – Universal Service.” Adoption by the FCC of any form of permanent “cap” on funds available to all carriers or just to wireless carriers, limits on the number of carriers eligible to receive support for a given area, or its proposals related to identical support or reverse auctions, would likely reduce the amount of support that wireless carriers such as U.S. Cellular would be eligible to receive.

Furthermore, on July 28, 2008, at least 24 companies, including TDS, were sent a letter from Congressman Henry A. Waxman, Chairman of the Committee on Oversight and Government Reform of the House of Representatives of the Congress of the United States, relating to USF. The letter states that the committee is investigating the USF High Cost Program, focusing on how the recipients of support funds use the funds they receive, and requested information regarding these support funds. TDS is in the process of providing the information requested and responding to the questions and intends to fully cooperate with regard to this request. TDS cannot predict any action that the committee or Congress may take as a result of the committee’s inquiry.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

RESULTS OF OPERATIONS – CONSOLIDATED

			Increase/	Percentage
Six Months Ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)
Operating revenues
U.S. Cellular	$2,098,448	$1,906,320	$192,128	10.1%
TDS Telecom	413,500	433,923	(20,423)	(4.7)%
All other(1)	11,504	9,148	2,356	25.8%
Total operating revenues	2,523,452	2,349,391	174,061	7.4%
Operating expenses
U.S. Cellular	1,861,580	1,674,325	187,255	11.2%
TDS Telecom	340,494	363,350	(22,856)	(6.3)%
All other(1)	18,026	14,964	3,062	20.5%
Total operating expenses	2,220,100	2,052,639	167,461	8.2%
Operating income (loss)
U.S. Cellular	236,868	231,995	4,873	2.1%
TDS Telecom	73,006	70,573	2,433	3.4%
All other(1)	(6,522)	(5,816)	(706)	(12.1)%
Total operating income (loss)	303,352	296,752	6,600	2.2%
Other income and (expenses)
Equity in earnings of unconsolidated entities	44,379	47,571	(3,192)	(6.7)%
Interest and dividend income	27,201	163,964	(136,763)	(83.4)%
Interest expense	(76,950)	(113,046)	36,096	31.9%
Gain (loss) on investments and financial instruments	(402)	35,671	(36,073)	N/M
Other, net	1,703	(4,092)	5,795	N/M
Income tax expense	(102,512)	(167,938)	65,426	39.0%
Minority share of income, net of tax	(35,527)	(48,184)	12,657	26.3%
Preferred dividend requirement	(26)	(26)	—	0.0%
Net Income Available to Common	$161,218	$210,672	$(49,454)	(23.5)%
Basic Earnings Per Share	$1.38	$1.80	$(0.42)	(23.3)%
Diluted Earnings Per Share	$1.37	$1.76	$(0.39)	(22.2)%

(1)    Consists of Suttle Straus printing and distribution operations, Corporate Operations and intercompany eliminations.

Operating Revenues

The increase in operating revenues primarily reflects the growth in average wireless customer base and average monthly service revenue per wireless customer. U.S. Cellular revenue growth reflects average wireless customer growth of 4% and growth in average monthly service revenue per wireless customer of 6% in 2008.

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $34.0 million and $36.4 million to Equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

Interest income decreased $17.4 million in 2008 from 2007 primarily due to a lower interest rate paid on cash balances in 2008 than 2007. The weighted average return on cash investments declined from 4.57% in 2007 to 1.69% in 2008 due to both a decline in short-term interest rates and a change in the composition of TDS’ cash investments.  In 2008, TDS invested substantially all of its cash balances in money market funds that invest exclusively in short-term U.S. Treasury securities.  TDS invested substantially all of its cash balances in prime money market funds during the same period in 2007.

Dividend income decreased $119.4 million in 2008 from 2007 primarily due to a $117.6 million decrease in dividends from Deutsche Telekom Ordinary Shares. This was due to the disposal of a substantial majority of these shares upon the settlement or early settlement of variable prepaid forward contracts related to such shares prior to the record date for the 2008 dividend in May 2008.

Interest expense

The decrease in interest expense in 2008 was primarily due to a $34.4 million decrease in interest incurred on variable prepaid forward contracts due to the settlement of prepaid forward contracts with an aggregate principal amount of $1,754.1 million in 2007 and 2008.

Gain (loss) on investments and financial instruments

Effective January 1, 2008, TDS adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”) for the Deutsche Telekom Ordinary Shares and the collar portions of the variable prepaid forward contracts related to such shares (“collars”).  As a result, after January 1, 2008, changes in the fair value of the Deutsche Telekom Ordinary Shares are recorded in the Statement of Operations.  Prior to the adoption of SFAS 159, gains and losses on the Deutsche Telekom Ordinary Shares were recorded as a component of Accumulated other comprehensive income, a balance sheet account. Therefore, in 2008, Gain (loss) on investments and financial instruments includes gains and losses on the Deutsche Telekom Ordinary Shares and the related collars.  In 2008, TDS effected transactions to dispose of all remaining Deutsche Telekom Ordinary Shares and settled all outstanding variable prepaid forward contracts related to such shares.  As a result, at June 30, 2008, TDS does not hold any Deutsche Telekom Ordinary Shares and is not subject to any variable prepaid forward contracts related to such shares.

In 2007, this amount includes gains and losses on:  the Deutsche Telekom collars, the disposition of investments in Vodafone American Depository Receipts (“ADRs”) and VeriSign Common Shares, and the collar portions of the variable prepaid forward contracts related to such Vodafone and VeriSign investments.  All Vodafone ADRs and related variable prepaid forward contracts were disposed of and settled in the twelve months ended December 31, 2007, with a portion of such dispositions and settlements occurring in the six months ended June 30, 2007.  All VeriSign Common Shares and related variable prepaid forward contracts were disposed of and settled in the six months ended June 30, 2007.

See Note 5 - Fair Value Measurements in the Notes of the Consolidated Financial Statements, for more information on the adoption of SFAS 159 and detail of gains and losses on investments and financial instruments.

Other, net

Borrowing costs on the variable prepaid forward contracts decreased $2.7 million in 2008 compared to the same period in 2007 due to the settlements of variable prepaid forward contracts in 2008 and 2007.

Income tax expense

The effective tax rate on Income from Continuing Operations Before Income Taxes and Minority Interest was 34.3% and 39.3% in 2008 and 2007, respectively.  The effective tax rate for 2008 is lower than 2007 primarily due to the recognition of state tax benefits related to the settlement of the Deutsche Telekom variable prepaid forward contracts in 2008.

Minority share of income

Minority share of income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss and other TDS minority interests.

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(27,324)	$(42,757)
Minority Shareholders’ or Partners’	(8,169)	(5,402)
	(35,493)	(48,159)
Other	(34)	(25)
	$(35,527)	$(48,184)

RESULTS OF OPERATIONS – WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 80.9%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.  Growth in the customer base is the primary reason for the change in U.S. Cellular’s results of operations in 2008 from 2007. The number of customers increased 3% to 6,194,000 at June 30, 2008, from 6,010,000 at June 30, 2007, due to customer additions from its marketing channels and acquisition and exchange activities.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30,(1)	2008	2007
Total market population of consolidated operating markets(2)	45,493,000	44,955,000
Customers(3)	6,194,000	6,010,000
Market penetration(2)	13.6%	13.4%
Total full-time equivalent employees	8,386	7,516
Cell sites in service	6,596	6,140

For the Six Months Ended June 30,(4)	2008	2007
Net customer additions(5)	90,000	189,000
Net retail customer additions(5)	119,000	217,000
Average monthly service revenue per customer(6)	$52.78	$49.60
Retail postpay churn rate per month(7)	1.4%	1.3%
Total postpay churn rate per month(7)	1.6%	1.7%

(1)        Amounts include results for U.S. Cellular’s consolidated operating markets as of June 30, 2008; results for operating markets acquired during a particular period are included as of the acquisition date.

(2)        Calculated using 2007 and 2006 Claritas population estimates for 2008 and 2007, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 82,875,000 and 7.5%, and 81,581,000 and 7.4%, as of June 30, 2008 and 2007, respectively.

As a result of exchange transactions with AT&T that closed in August 2003, U.S. Cellular obtained rights to acquire majority interests in additional licenses, some of which have been previously acquired and are reflected in the total market population of consolidated markets.  During the first six months of 2008, U.S. Cellular exercised its rights to acquire all but one of the remaining licenses pursuant to this exchange agreement.  The licenses that were exercised but not yet acquired as of June 30, 2008 will increase total market population of consolidated markets by 1,537,000 to 84,412,000.  The exercise of these rights did not require U.S. Cellular to provide any additional consideration to AT&T, other than consideration already provided in conjunction with the August 2003 exchange transaction.  Therefore, exercise of these rights did not cause a change in U.S. Cellular’s Licenses balance in 2008.  U.S. Cellular continues to have a right that does not have a stated expiration date to acquire a majority interest in one license under the exchange agreement.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2008	2007
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,367,000	5,126,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”)*	517,000	562,000
Total postpay customers	5,884,000	5,688,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	310,000	322,000
Total customers	6,194,000	6,010,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)          Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through June 30; operating markets acquired during a particular period are included as of the acquisition date.

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

(6)          Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended
	June 30,
	2008	2007
Service revenues per Consolidated Statements of Operations (000s)	$1,949,446	$1,766,801
Divided by average customers during period (000s)*	6,156	5,937
Divided by number of months in each period	6	6

Average monthly service revenue per customer	$52.78	$49.60

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

Components of Operating Income

Six Months Ended June 30,	2008	2007	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$1,679,777	$1,543,050	$136,727	8.9%
Inbound roaming	117,122	89,352	27,770	31.1%
Long-distance and other	152,547	134,399	18,148	13.5%
Service revenues	1,949,446	1,766,801	182,645	10.3%
Equipment sales	149,002	139,519	9,483	6.8%
Total Operating Revenues	2,098,448	1,906,320	192,128	10.1%

System operations (excluding Depreciation, amortization and accretion reported below)	387,668	343,693	43,975	12.8%
Cost of equipment sold	346,231	298,985	47,246	15.8%
Selling, general and administrative	830,001	733,534	96,467	13.2%
Depreciation, amortization and accretion	287,788	291,976	(4,188)	(1.4)%
Loss on asset disposals, net	9,892	6,137	3,755	61.2%
Total Operating Expenses	1,861,580	1,674,325	187,255	11.2%
Total Operating Income	$236,868	$231,995	$4,873	2.1%

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

The increase in service revenues was due to the growth in the average customer base, which increased 4% to 6.2 million in 2008 from 5.9 million in 2007, and higher monthly service revenue per customer; monthly service revenue per customer averaged $52.78 in 2008 and $49.60 in 2007.

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

U.S. Cellular anticipates that its customer base will increase during 2008 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broader line of handsets and other products, and improvements in distribution. U.S. Cellular believes growth in its customer base will be primarily from capturing wireless users switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the service. However, the level of growth in the customer base for 2008 will depend upon U.S. Cellular’s ability to attract new customers and retain existing customers in a highly, and increasingly, competitive marketplace. See “Overview - 2008 Wireless Estimates” for U.S. Cellular’s estimate of net retail customer additions for 2008.

The increase in average monthly retail service revenue was driven primarily by growth in revenues from data products and services and higher regulatory fees such as universal service fund contributions that are billed to customers. Average monthly retail service revenues per customer increased 5% to $45.48 in 2008 from $43.32 in 2007.

Monthly local retail minutes of use per customer averaged 982 in 2008 and 821 in 2007. The increase in 2008 was primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly minutes of use was offset by a decrease in average revenue per minute of use. The decrease in average revenue per minute of use reflects the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited night and weekend minutes and unlimited mobile-to-mobile minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $239.4 million in 2008 and $163.3 million in 2007, and representing 12% of total service revenues in 2008 compared to 9% of total service revenues in 2007. Such growth, which positively impacted average monthly retail service revenues per customer, reflected customers’ continued and increasing acceptance and usage of U.S. Cellular’s text messaging and picture messaging services, easyedgeSM service and applications, and Smartphone handsets and services.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products and services, which led to an increase in inbound traffic from other wireless carriers.

U.S. Cellular anticipates that inbound roaming minutes of use and, therefore, inbound roaming revenues might decline significantly over the next several quarters reflecting the expected completion of recently announced acquisitions in the industry. U.S. Cellular anticipates that such a decline would more than offset the impact of the trends of increasing minutes of use and increasing data usage described in the preceding paragraph. U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts as a result of the aforementioned industry consolidation.

Long-distance and other revenues

In 2008, there was a $20.8 million increase in other revenues, partially offset by a $2.6 million decrease in long-distance revenues.  The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. In 2008 and 2007, U.S. Cellular was eligible to receive ETC funds in eleven and eight states, respectively; the ETC revenue amounts recorded in 2008 and 2007 were $61.9 million and $43.3 million, respectively.

Long-distance and other revenues also include long-distance roaming revenues.  U.S. Cellular anticipates that long-distance roaming minutes of use and, therefore, long-distance roaming revenues might decline significantly over the next several quarters reflecting the expected completion of recently announced acquisitions in the industry.

Equipment sales revenues

Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets and accessories to agents. All equipment sales revenues are recorded net of anticipated rebates.

U.S. Cellular strives to offer a competitive line of quality handsets to both new and existing customers. U.S. Cellular’s customer retention efforts include offering new handsets at discounted prices to existing customers as the expiration date of the customer’s service contract approaches. U.S. Cellular also continues to sell handsets to agents; this practice enables U.S. Cellular to provide better control over the quality of handsets sold to its customers, establish roaming preferences and earn quantity discounts from handset manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future.

The increase in 2008 equipment sales revenues was driven by an increase of 8% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities.

Operating Expenses

System operations expenses (excluding Depreciation, amortization, and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increases in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $18.6 million, or 14%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, resulting in higher cell site rent expense, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,596 in 2008 and 6,140 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $16.5 million, or 22%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans; and

•                  the cost of network usage on U.S. Cellular’s systems increased $8.9 million, or 7%, in 2008, as total minutes used on U.S. Cellular’s systems increased 20% in 2008, primarily driven by continued migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Management expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

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

Cost of equipment sold

Cost of equipment sold increased in 2008 primarily from a 17% increase in the average cost per handset as a result of sales of more expensive handsets with expanded capabilities.  U.S. Cellular believes that the expanded capabilities will drive increases in data revenues.

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

The increase in selling, general and administrative expenses in 2008 was due primarily to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008; increased regulatory charges and taxes also were a factor. Key components of the increases in Selling, general and administrative expenses were as follows:

•                  general and administrative expenses increased $51.9 million, or 13%, in 2008, due to increases in expenses related to the operations of U.S. Cellular’s regional support offices, primarily due to the increase in the customer base, increases related to bad debts expense (reflecting both higher revenues and higher bad debts experience as a percent of revenues), increases in consulting and outsourcing expenses, and increases in federal universal service fund contributions and other regulatory fees and taxes due to an increase in the contribution rate and an increase in service revenues;

•                  advertising expenses increased $25.3 million, or 26%, in 2008, primarily due to an increase in media purchases, including the launch of our new branding campaign launched in June, Believe in Something Better™;

•                  other selling and marketing expenses increased $19.3 million, or 8%, in 2008, reflecting more retail sales associates, higher commissions due to a greater number of customer renewal transactions and higher retail facility expenses.

Depreciation, amortization and accretion expenses

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization expense decreased $4.8 million in 2008, primarily due to a customer list becoming fully amortized in April 2007.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, U.S. Cellular performed the annual impairment review for its investment in licenses at the unit of accounting level in the second quarter of 2008 and 2007. Such reviews resulted in no impairment loss in 2008 and a loss of $2.1 million in 2007. The impairment loss in 2007 related to units of accounting in which operations had not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

RESULTS OF OPERATIONS – WIRELINE

TDS Telecom served 1,191,500 equivalent access lines at June 30, 2008, a decrease of 18,100 lines from the 1,209,600 equivalent access lines served at June 30, 2007.

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

TDS Telecom’s ILEC subsidiaries served 774,300 equivalent access lines at June 30, 2008, an increase of 13,100 lines from the 761,200 equivalent access lines served at June 30, 2007.  Acquisitions added 6,900 of these equivalent access lines in 2008.

TDS Telecom’s CLEC served 417,200 equivalent access lines at June 30, 2008, a decrease of 31,200 lines from the 448,400 served at June 30, 2007.  The decline in 2008 is the result of attrition in residential customers due to a shift towards serving primarily a commercial subscriber base.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of June 30,	2008	2007

ILEC
Equivalent access lines	774,300	761,200
Physical Access lines	577,000	601,600
Digital subscriber line (DSL) accounts	164,100	127,400
Dial-up Internet service accounts	43,000	65,800
Long-distance customers	346,100	346,500

CLEC
Equivalent access lines	417,200	448,400
Digital subscriber line (DSL) accounts	42,500	43,800
Dial-up Internet service accounts	6,100	8,800

TDS Telecom

Components of Operating Income

			Increase/	Percentage
Six months ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Operating revenues
ILEC revenues	$305,014	$316,695	$(11,681)	(3.7)%
CLEC revenues	112,017	120,117	(8,100)	(6.7)%
Intra-company elimination	(3,531)	(2,889)	(642)	(22.2)%
TDS Telecom operating revenues	413,500	433,923	(20,423)	(4.7)%

Operating expenses
ILEC expenses	242,684	252,003	(9,319)	(3.7)%
CLEC expenses	101,341	114,236	(12,895)	(11.3)%
Intra-company elimination	(3,531)	(2,889)	(642)	(22.2)%
TDS Telecom operating expenses	340,494	363,350	(22,856)	(6.3)%

TDS Telecom operating income	$73,006	$70,573	$2,433	3.4%

Operating revenues

Operating revenues decreased in 2008 primarily due to a decline in ILEC and CLEC access lines, lower rates resulting from bundling of services and a decrease in network usage by inter-exchange carriers.  These decreases were partially offset by the increase in ILEC data customers and revenues.

Operating expenses

Operating expenses decreased in 2008 primarily due to reduced contributions to certain ILEC national network access pools, various process improvements implemented by TDS Telecom and lower commission and advertising expenses related to the CLEC operations.

ILEC Operations

Components of Operating Income

			Increase/	Percentage
Six months ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Voice revenues	$102,501	$113,969	$(11,468)	(10.1)%
Data revenues	42,924	33,963	8,961	26.4%
Network access revenues	140,809	153,202	(12,393)	(8.1)%
Miscellaneous revenues	18,780	15,561	3,219	20.7%
Total operating revenues	305,014	316,695	(11,681)	(3.7)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	91,707	99,814	(8,107)	(8.1)%
Selling, general and administrative expenses	83,897	85,919	(2,022)	(2.4)%
Depreciation, amortization and accretion	67,126	66,270	856	1.3%
(Gain) loss on asset disposals, net	(46)	—	(46)	N/M
Total operating expenses	242,684	252,003	(9,319)	(3.7)%

Total operating income	$62,330	$64,692	$(2,362)	(3.7)%

N/M – Not meaningful

Operating Revenues

Voice revenues (charges for the provision of local telephone exchange service and reselling long-distance service).

The decrease in voice revenues in 2008 was primarily due to a 5% decline in average physical access lines in service which negatively impacted local service revenues by $4.3 million.  Second line disconnections accounted for 19% of this decline and were significantly influenced by subscribers converting to DSL service.  Additionally, local service and long-distance revenues decreased by $5.8 million due to an increase in bundled offerings, which encourages customers to bundle products such as local service, long-distance, advance calling features and voice messaging services at a reduced price.

As discussed in Note 2 – Summary of Significant Accounting Polices to the Consolidated Financial Statements, TDS Telecom’s ILEC operations discontinued the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”) at the end of the third quarter of 2007.  The discontinuance of SFAS 71 further decreased voice revenues by $1.5 million from 2007 to 2008.  Under SFAS 71, telecommunications companies were required to recognize activation fees as revenue when a subscriber connected to TDS Telecom’s local network.  Upon discontinuance of SFAS 71, activation fees are required to be deferred over the estimated life of the subscriber.

Data revenues (charges for providing Internet and other data related services).

The growth in data revenues in 2008 was primarily due to the growth in average DSL customers which grew by 31% and accounted for increased revenues of $7.7 million.  Customers converting to higher DSL speeds resulted in an increase in revenues of $1.3 million in 2008.  Also, new data service offerings generated an additional $1.1 million in revenues in 2008.  These increases were partially offset by a $1.1 million decrease in dial-up Internet subscriber revenue primarily related to lower subscribers partially offset by higher dial-up rates.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues declined $6.1 million in 2008 as compared to 2007 due to an 18% decline in intra-state minutes of use.  In addition, TDS Telecom’s ILEC operations elected in July of 2007 to exit certain national network access pools which resulted in an additional $4.1 million reduction in access revenues in 2008.  The decision to exit these pools correspondingly reduced operating expenses by $7.8 million, resulting in a positive impact on operating income of $3.7 million in 2008.  A reduction in expenses recoverable through the interstate pools also reduced access revenues by $2.6 million in 2008.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment, providing billing and collection services, and selling of direct broadcast satellite service as well as other miscellaneous services).

The increase in miscellaneous revenues was primarily due to the discontinuance of the application of SFAS 71 in the third quarter of 2007.  Under SFAS 71, telecommunications companies were required for regulatory purposes to report bad debts expense as a reduction of revenues.  Upon discontinuance of SFAS 71, bad debts expense is recorded as a selling, general and administrative expense.  In 2007, revenues were reduced by $2.0 million for bad debts expense.

Operating Expenses

Cost of services and products

The reduction in cost of services and products expense in 2008 was primarily due to TDS Telecom’s election to exit certain national network access pools in July of 2007.  As noted above, under network access revenues, this decision decreased revenues $4.1 million in 2008 while also reducing contributions to the pool by $7.8 million, resulting in a positive impact on operating income of $3.7 million.  Additionally, the discontinuance of the application of SFAS 71 (as noted above) decreased costs by $0.9 million from 2007 to 2008.  Under SFAS 71, telecommunications companies were required to recognize expenses associated with customer activation as expenses as incurred.  Upon discontinuance of SFAS 71, costs associated with customer activation are required to be deferred over the estimated life of the subscriber.

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses in 2008 was primarily related to a reduction in payroll related costs of $3.5 million as well as expense reductions of $1.8 million due to cost reduction efforts.  Partially offsetting these decreases was a $3.3 million bad debts expense resulting from the discontinuance of the application of SFAS 71 in the third quarter of 2007.  As noted in the miscellaneous revenues section above, TDS Telecom’s discontinuance of the application of SFAS 71 resulted in a reclassification of bad debts expense from miscellaneous revenues (where it was shown as a reduction in revenues) to an increase in selling, general and administrative expense.

CLEC Operations

Components of Operating Income

			Increase/	Percentage
Six months ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)
Retail revenues	$103,306	$108,491	$(5,185)	(4.8)%
Wholesale revenues	8,711	11,626	(2,915)	(25.1)%
Total operating revenues	112,017	120,117	(8,100)	(6.7)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	55,161	59,149	(3,988)	(6.7)%
Selling, general and administrative expenses	34,483	43,008	(8,525)	(19.8)%
Depreciation, amortization and accretion	11,453	12,079	(626)	(5.2)%
(Gain) loss on asset disposals, net	244	—	244	N/M
Total operating expenses	101,341	114,236	(12,895)	(11.3)%

Total operating income	$10,676	$5,881	$4,795	81.5%

N/M – Not meaningful

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

The average CLEC equivalent access lines in service decreased 6% in 2008 as compared to 2007 which resulted in a decrease in retail revenues of $6.4 million.  Residential equivalent access lines decreased an average of 19% while commercial equivalent access lines remained flat, as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  The shift to a commercial focus generated higher average revenue per subscriber resulting in an increase in revenues of $1.2 million in 2008.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2008 was driven by a 25% reduction in minutes of use.

Operating Expenses

Cost of services and products

Settlements with two inter-exchange carriers related to pricing of certain services reduced the cost of services in 2008 by $2.4 million.  Additionally, lower payroll costs and a reduction in purchased network related services, primarily caused by the smaller residential customer base, decreased expenses by $1.3 million and $0.6 million, respectively.

Selling, general and administrative expenses

The decrease in 2008 was primarily due to a decrease of $3.7 million in advertising expenses and commissions for residential sales as TDS Telecom continues to realign its expenditures to focus mainly on its commercial markets.  Additionally, payroll costs were reduced by $2.6 million in 2008 while other cost containment efforts reduced expenses by $2.2 million.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

RESULTS OF OPERATIONS – CONSOLIDATED

			Increase/	Percentage
Three Months Ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)
Operating revenues
U.S. Cellular	$1,060,592	$971,646	$88,946	9.2%
TDS Telecom	207,424	216,301	(8,877)	(4.1)%
All other(1)	6,335	4,887	1,448	29.6%
Total operating revenues	1,274,351	1,192,834	81,517	6.8%
Operating expenses
U.S. Cellular	942,690	848,174	94,516	11.1%
TDS Telecom	172,201	183,249	(11,048)	(6.0)%
All other(1)	9,717	7,456	2,261	30.3%
Total operating expenses	1,124,608	1,038,879	85,729	8.3%
Operating income (loss)
U.S. Cellular	117,902	123,472	(5,570)	(4.5)%
TDS Telecom	35,223	33,052	2,171	6.6%
All other(1)	(3,382)	(2,569)	(813)	(31.6)%
Total operating income (loss)	149,743	153,955	(4,212)	(2.7)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	22,909	23,875	(966)	(4.0)%
Interest and dividend income	17,455	147,768	(130,313)	(88.2)%
Interest expense	(35,570)	(55,245)	19,675	35.6%
Gain (loss) on investments and financial instruments	3,088	(220,199)	223,287	N/M
Other, net	1,902	(1,868)	3,770	N/M
Income tax expense	(53,261)	(26,700)	(26,561)	(99.5)%
Minority share of income, net of tax	(18,509)	(30,213)	11,704	38.7%
Preferred dividend requirement	(13)	(13)	—	0.0%
Net Income (Loss) Available to Common	$87,744	$(8,640)	$96,384	N/M
Basic Earnings (Loss) Per Share	$0.75	$(0.07)	$0.82	N/M
Diluted Earnings (Loss) Per Share	$0.75	$(0.08)	$0.83	N/M

N/M – Not meaningful
(1)	Consists of Suttle Straus printing and distribution operations, Corporate Operations and intercompany eliminations.

Operating Revenues

The increase in operating revenues primarily reflects the growth in average wireless customer base and average monthly service revenue per wireless customer. U.S. Cellular revenue growth reflects average wireless customer growth of 3% and growth in average monthly service revenue per wireless customer of 6% in 2008.

Operating Expenses

The increase primarily reflects costs associated with acquiring customers and serving and retaining its expanding customer base at U.S. Cellular.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $18.2 million and $18.4 million to Equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

Interest income decreased $11.2 million in 2008 from 2007 primarily due to a lower interest rate paid on cash balances in 2008 than 2007. The weighted average return on cash investments declined from 4.49% in 2007 to 1.18% in 2008 due to both a decline in short-term interest rates and a change in the composition of TDS’ cash investments.  In 2008, TDS invested substantially all of its cash balances in money market funds that invest exclusively in short-term U.S. Treasury securities.  In 2007, TDS invested substantially all of its cash balances in prime money market funds.

Dividend income decreased $119.1 million in 2008 from 2007 primarily due to a $117.6 million decrease in dividends from Deutsche Telekom Ordinary Shares. This was due to the disposal of a substantial majority of these shares upon the settlement or early settlement of variable prepaid forward contracts related to such shares prior to the record date for the 2008 dividend in May 2008.

Interest expense

The decrease in interest expense in 2008 was primarily due to a $19.9 million decrease in interest incurred on variable prepaid forward contracts due to the settlement of variable prepaid forward contracts with an aggregate principal amount of $1,754.1 million in 2007 and 2008.

Gain (loss) on investments and financial instruments

Effective January 1, 2008, TDS adopted SFAS 159 for the Deutsche Telekom Ordinary Shares and the collar portions of the variable prepaid forward contracts related to such shares (“collars”).  As a result, after January 1, 2008, changes in the fair value of the Deutsche Telekom Ordinary Shares are recorded in the Statement of Operations.  Prior to the adoption of SFAS 159, gains and losses on the Deutsche Telekom Ordinary Shares were recorded as a component of Accumulated other comprehensive income, a balance sheet account. Therefore, in 2008, Gain (loss) on investments and financial instruments includes gains and losses on the Deutsche Telekom Ordinary Shares and the related collars.  In 2008, TDS effected transactions to dispose of all remaining Deutsche Telekom Ordinary Shares and settled all outstanding variable prepaid forward contracts related to such shares.  As a result, at June 30, 2008, TDS does not hold any Deutsche Telekom Ordinary Shares and is not subject to any variable prepaid forward contracts related to such shares.

In 2007, this amount includes gains and losses on:  the Deutsche Telekom collars, the disposition of investments in Vodafone American Depository Receipts (“ADRs”) and VeriSign Common Shares, and the collar portions of the variable prepaid forward contracts related to such Vodafone and VeriSign investments.  All Vodafone ADRs and related variable prepaid forward contracts were disposed of and settled in the twelve months ended December 31, 2007, with a portion of such dispositions and settlements occurring in the three months ended June 30, 2007.  All VeriSign Common Shares and related variable prepaid forward contracts were disposed of and settled in the three months ended June 30, 2007.

See Note 5 - Fair Value Measurements in the Notes to Consolidated Financial Statements, for more information on the adoption of SFAS 159 and detail of gains and losses on investments and financial instruments.

Other, net

Borrowing costs on the variable prepaid forward contracts decreased $1.4 million in 2008 compared to 2007.

Income tax expense

The effective tax rate on Income from Continuing Operations Before Income Taxes and Minority Interest was 33.4% and 55.3% in 2008 and 2007, respectively.  The effective tax rate for 2008 is lower than 2007 primarily due to the recognition of state tax benefits related to the settlement of the Deutsche Telekom variable prepaid forward contracts in 2008. Also, the effective tax rate in 2007 reflects the income tax effects of derivative losses incurred during the period.

Minority share of income

Minority share of income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss and other TDS minority interests.

	Three Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(13,842)	$(28,291)
Minority Shareholders’ or Partners’	(4,706)	(1,892)
	(18,548)	(30,183)
Other	39	(30)
	$(18,509)	$(30,213)

RESULTS OF OPERATIONS – WIRELESS

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

Three Months Ended June 30,	2008	2007	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$845,564	$788,535	$57,029	7.2%
Inbound roaming	63,033	48,084	14,949	31.1%
Long-distance and other	78,755	69,599	9,156	13.2%
Service revenues	987,352	906,218	81,134	9.0%
Equipment sales	73,240	65,428	7,812	11.9%
Total Operating Revenues	1,060,592	971,646	88,946	9.2%

System operations (excluding Depreciation, amortization and accretion reported below)	196,652	176,409	20,243	11.5%
Cost of equipment sold	172,194	148,241	23,953	16.2%
Selling, general and administrative	422,367	374,668	47,699	12.7%
Depreciation, amortization and accretion	145,258	146,024	(766)	(0.5)%
Loss on asset disposals, net	6,219	2,832	3,387	N/M
Total Operating Expenses	942,690	848,174	94,516	11.1%
Total Operating Income	$117,902	$123,472	$(5,570)	(4.5)%

Operating Revenues

Service revenues

The increase in service revenues was due to the growth in the average customer base, which increased 3% to 6.2 million in 2008 from 6.0 million in 2007 and higher monthly service revenue per customer; monthly service revenue per customer averaged $53.27 in 2008 and $50.42 in 2007.

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

The increase in average monthly retail service revenue was driven primarily by growth in revenues from data products and services and higher regulatory fees such as universal service fund contributions that are billed to customers. Average monthly retail service revenues per customer increased 4% to $45.62 in 2008 from $43.87 in 2007.

Monthly local retail minutes of use per customer averaged 1,012 in 2008 and 858 in 2007. The increase was primarily driven by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage.

Revenues from data products and services grew significantly year-over-year, totaling $123.7 million in 2008 and $85.5 million in 2007, and representing 13% of total service revenues in 2008 compared to 9% of total service revenues in 2007. This growth reflected customers’ continued and increasing acceptance and usage of U.S. Cellular’s text messaging and picture messaging services, easyedgeSM service and applications, and Smartphone handsets and services.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to an increase in roaming minutes of use. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products and services, which led to an increase in inbound traffic from other wireless carriers.

U.S. Cellular anticipates that inbound roaming minutes of use and, therefore, inbound roaming revenues might decline significantly over the next several quarters reflecting the expected completion of recently announced acquisitions in the industry. U.S. Cellular anticipates that such a decline would more than offset the impact of the trends of increasing minutes of use and increasing data usage described in the preceding paragraph. U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts as a result of the aforementioned industry consolidation.

Long-distance and other revenues

The increase in 2008 reflected an $11.4 million increase in other revenues, partially offset by a $2.3 million decrease in long-distance revenues.  The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. In 2008 and 2007, U.S. Cellular was eligible to receive ETC funds in eleven and eight states, respectively; the ETC revenue amounts recorded in 2008 and 2007 were $31.5 million and $20.8 million, respectively.

Long-distance and other revenues also include long-distance roaming revenues.  U.S. Cellular anticipates that long-distance roaming minutes of use and, therefore, long-distance roaming revenues might decline significantly over the next several quarters reflecting the expected completion of recently announced acquisitions in the industry.

Equipment sales revenues

The increase in 2008 equipment sales revenues was driven by an increase of 13% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities.

Operating Expenses

System operations expenses (excluding Depreciation, amortization, and accretion)

Key components of the overall increases in system operations expenses were as follows:

•                  maintenance, utility and cell site expenses increased $6.5 million, or 9%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, resulting in higher cell site rent expense, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,596 in 2008 and 6,140 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations;

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.4 million, or 21%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans; and

•                  the cost of network usage on U.S. Cellular’s systems increased $5.3 million, or 8%, in 2008, as total minutes used on U.S. Cellular’s systems increased 18% in 2008, primarily driven by continued migration to pricing plans with a larger number of packaged minutes, mostly offset by the ongoing reduction in the per-minute cost of usage for U.S. Cellular’s network. In addition, data network and developer costs increased driven by the increase in data usage.

Cost of equipment sold

The increase in Cost of equipment sold was due primarily to a 17% increase in the average cost per handset due to a shift to the sale of more expensive handsets with expanded capabilities.  U.S. Cellular believes that the expanded capabilities will drive increases in data revenues.

Selling, general and administrative expenses

The increase in Selling, general and administrative expenses in 2008 was due primarily to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008; increased regulatory charges and taxes also drove the increase. Key components of the increases in selling, general and administrative expenses were as follows:

•                  general and administrative expenses increased $27.3 million, or 14%, in 2008, due to increases in expenses related to the operations of U.S. Cellular’s regional support offices (primarily due to the increase in the customer base), increases in consulting and outsourcing expenses, and higher federal universal service fund contributions and other regulatory fees and taxes due to an increase in the contribution rate and an increase in service revenues;

•                  advertising expenses increased $10.6 million, or 20%, in 2008, primarily due to an increase in media purchases, including the launch of our new branding campaign launched in June, Believe in Something Better™;

•                  other selling and marketing expenses increased $9.8 million, or 8%, in 2008, reflecting more retail sales associates, higher commissions due to a greater number of customer renewal transactions and higher retail facility expenses.

Depreciation, amortization and accretion expenses

See “Financial Resources” and “Liquidity and Capital Resources” for further discussions of U.S. Cellular’s capital expenditures.

Amortization expense decreased $1.5 million in 2008, primarily due to a customer list becoming fully amortized in April 2007.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, U.S. Cellular performed the annual impairment review for its investment in licenses at the unit of accounting level in the second quarter of 2008 and 2007. Such reviews resulted in no impairment loss in 2008 and a loss of $2.1 million in 2007. The impairment loss in 2007 related to units of accounting in which operations had not yet begun. Fair values for such units of accounting were determined by reference to values established by auctions and other market transactions involving licenses comparable to those included in each specific unit of accounting.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

RESULTS OF OPERATIONS – WIRELINE

TDS Telecom

Components of Operating Income

			Increase/	Percentage
Three months ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)
Operating revenues
ILEC revenues	$153,199	$159,103	$(5,904)	(3.7)%
CLEC revenues	55,888	58,767	(2,879)	(4.9)%
Intra-company elimination	(1,663)	(1,569)	(94)	(6.0)%
TDS Telecom operating revenues	207,424	216,301	(8,877)	(4.1)%

Operating expenses
ILEC expenses	121,766	127,001	(5,235)	(4.1)%
CLEC expenses	52,098	57,817	(5,719)	(9.9)%
Intra-company elimination	(1,663)	(1,569)	(94)	(6.0)%
TDS Telecom operating expenses	172,201	183,249	(11,048)	(6.0)%

TDS Telecom operating income	$35,223	$33,052	$2,171	6.6%

Operating revenues

Operating revenues decreased in 2008 primarily due to a decline in ILEC and CLEC access lines, lower rates from bundling services and a decrease in network usage by inter-exchange carriers.  These decreases were partially offset by an increase in ILEC data revenues.

Operating expenses

Operating expenses decreased in 2008 primarily due to reduced contributions to certain ILEC national network access pools and various process improvements implemented by TDS Telecom.

ILEC Operations

Components of Operating Income

			Increase/	Percentage
Three months ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)
Voice revenues	$50,925	$56,447	$(5,522)	(9.8)%
Data revenues	21,738	17,541	4,197	23.9%
Network access revenues	70,727	77,029	(6,302)	(8.2)%
Miscellaneous revenues	9,809	8,086	1,723	21.3%
Total operating revenues	153,199	159,103	(5,904)	(3.7)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	46,873	50,717	(3,844)	(7.6)%
Selling, general and administrative expenses	41,416	44,060	(2,644)	(6.0)%
Depreciation, amortization and accretion	33,502	32,224	1,278	4.0%
(Gain) loss on asset disposals, net	(25)	—	(25)	N/M
Total operating expenses	121,766	127,001	(5,235)	(4.1)%

Total operating income	$31,433	$32,102	$(669)	(2.1)%

N/M – Not meaningful

Operating Revenues

Voice revenues

The decline in voice revenues in 2008 was primarily due to a 5% decline in average physical access lines in service which negatively impacted local service revenues by $2.0 million.  Second line disconnections accounted for 19% of this decline and were significantly influenced by subscribers converting to DSL service.  Additionally, local service and long-distance revenues decreased by $2.8 million due to an increase in bundled offerings, which encouraged subscribers to bundle product suite offerings such as local service, long-distance, advance calling features and voice messaging services at a reduced price.

As discussed in Note 2 – Summary of Significant Accounting Polices to the Consolidated Financial Statements, TDS Telecom’s ILEC operations discontinued the application of SFAS 71 in the third quarter of 2007.  The discontinuance of SFAS 71 further decreased voice revenues by $0.7 million from 2007 to 2008.  Under SFAS 71, telecommunications companies were required to recognize activation fees as revenue upon subscribers’ connection to TDS Telecom’s local network.  Upon discontinuance of SFAS 71, activation fees are required to be deferred over the estimated life of the subscriber.

Data revenues

Data revenues grew in 2008 primarily due to the increase in average DSL customers which grew by 29% and increased revenues $3.9 million.  Customers converting to higher DSL speeds resulted in an increase of $0.5 million in 2008.  Also, new data service offerings generated an additional $0.5 million in revenues in 2008.  These increases were partially offset by a $0.6 million decline in data revenues from dial-up Internet subscribers primarily related to subscriber losses somewhat offset by higher dial-up rates.

Network access revenues

Network access revenues declined $3.5 million in 2008 as compared to 2007 due to a 21% decline in intra-state minutes of use.  In addition, TDS Telecom’s ILEC operations elected in July of 2007 to exit certain national network access pools which resulted in an additional $2.1 million reduction in access revenues in 2008.  The decision to exit these pools correspondingly reduced operating expenses by $4.1 million, resulting in a positive impact on operating income of $2.0 million in 2008.  A reduction in expenses recoverable through the interstate pools also reduced access revenues by $1.5 million in 2008.

Miscellaneous revenues

The increase in miscellaneous revenues was primarily due to the discontinuance of the application of SFAS 71 in the third quarter of 2007.  Under SFAS 71, telecommunications companies were required for regulatory purposes to report bad debts expense as a reduction of revenues.  Upon discontinuance of SFAS 71, bad debts expense is recorded as a selling, general and administrative expense.  In 2007, revenues were reduced by $0.9 million for bad debts expense.

Operating Expenses

Cost of services and products

The reduction in cost of services and products expense in 2008 was primarily due to TDS Telecom’s election to exit certain national network access pools in July of 2007.  As noted above, under network access revenues, this decision decreased revenues $2.1 million in 2008 while also reducing contributions to the pool by $4.1 million, resulting in a positive impact on operating income of $2.0 million.  Additionally, the discontinuance of the application of SFAS 71 decreased costs by $0.4 million from 2007 to 2008.  Under SFAS 71, telecommunications companies were required to recognize expenses associated with customer activation as expenses as incurred.  Upon discontinuance of SFAS 71, costs associated with customer activation are required to be deferred over the estimated life of the subscriber.  Offsetting these decreases was an increase in payroll and sub-contractor costs of $0.7 million.

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses in 2008 was primarily related to a reduction in payroll related costs of $1.9 million as well as expense reductions of $1.8 million due to cost reduction efforts. Partially offsetting these decreases was a $1.1 million bad debts expense resulting from the discontinuance of the application of SFAS 71 in the third quarter of 2007.  As noted in the miscellaneous revenues section above, TDS Telecom’s discontinuance of the application of SFAS 71 resulted in a reclassification of bad debts expense from miscellaneous revenues (where it was shown as a reduction in revenues) to an increase in selling, general and administrative expense.

CLEC Operations

Components of Operating Income

			Increase/	Percentage
Three months ended June 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)
Retail revenues	$51,546	$54,240	$(2,694)	(5.0)%
Wholesale revenues	4,342	4,527	(185)	(4.1)%
Total operating revenues	55,888	58,767	(2,879)	(4.9)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	28,828	30,192	(1,364)	(4.5)%
Selling, general and administrative expenses	17,457	21,405	(3,948)	(18.4)%
Depreciation, amortization and accretion	5,569	6,220	(651)	(10.5)%
(Gain) loss on asset disposals, net	244	—	244	N/M
Total operating expenses	52,098	57,817	(5,719)	(9.9)%

Total operating income	$3,790	$950	$2,840	N/M

N/M - Not meaningful

Operating Revenues

Retail revenues

The average CLEC equivalent access lines in service declined 7% in 2008 as compared to 2007 which resulted in a decrease in retail revenues of $3.4 million.  Residential equivalent access lines decreased 20% while commercial equivalent access lines remained flat, as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  Partially offsetting this decline was an increase in revenues of $0.7 million in 2008 due to higher average revenue per subscriber.

Wholesale revenues

A 27% decline in minutes of use resulted in a decrease in revenues of $1.5 million.  This was mainly offset by three settlements with inter-exchange carriers that increased 2008 revenues over 2007 by $1.2 million.

Operating Expenses

Cost of services and products

The decrease in 2008 was primarily driven by reduced payroll costs as well as by a reduction in purchased network elements primarily caused by the reduction in residential customer base.

Selling, general and administrative expenses

The decrease in 2008 was primarily due to a decrease of $1.4 million in advertising expenses and commissions as TDS Telecom continues to realign its expenditures to focus mainly on its commercial markets.  Payroll costs and other cost containment efforts also decreased expenses in 2008 by $1.7 million and $0.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) FSP FAS 157-2 to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. TDS adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008 (See Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements for more information related to TDS’ adoption of SFAS 157 for its financial assets and liabilities).  TDS is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) also would be determined in accordance with the provisions of SFAS 141(R). TDS is currently reviewing the requirements of SFAS 141(R) and has not yet determined the impact, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141. SFAS 160 is effective for TDS on a prospective basis for TDS beginning January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. TDS is currently reviewing the requirements of SFAS 160 and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for TDS beginning January 1, 2009. As of June 30, 2008, TDS did not hold any derivative instruments.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for TDS beginning January 1, 2009. TDS does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. TDS does not anticipate that the adoption of SFAS 162 will have an impact on either its financial statements or disclosures.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business.  In recent years, TDS has generated cash from its operating activities, received cash proceeds from divestitures, used short-term credit facilities and used long-term debt financing to fund its acquisitions including licenses, construction costs and operating expenses.  TDS anticipates further increases in wireless customers, revenues and operating expenses, cash flows from operating activities and capital expenditures in the future. Cash flows may fluctuate from quarter to quarter and from year to year due to seasonality, capital expenditures and other factors. The discussion in this Financial Resources section compares the six months ended June 30, 2008 to the six months ended June 30, 2007.

The following table provides a summary of TDS’ cash flow activities:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$495,439	$618,550
Investing activities	(418,267)	(310,546)
Financing activities	(126,455)	(18,098)
Net increase (decrease) in cash and cash equivalents	$(49,283)	$289,906

Cash Flows from Operating Activities

TDS generated cash flows from operating activities of $495.4 million and $618.6 million in 2008 and 2007, respectively.  Total cash flows from operating activities decreased primarily due to a decrease in dividend income from Deutsche Telekom marketable equity security holdings.  See “Results of Operations – Consolidated” in the section entitled “Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007” for an explanation of this decrease.  Excluding changes in assets and liabilities from operations, cash flows from operating activities totaled $316.5 million and $566.8 million in 2008 and 2007, respectively. In addition to the decrease in dividend income, this decrease also includes deferred income taxes of $344.2 million in 2008, which is offset by an increase in current accrued taxes as explained below. Changes in assets and liabilities from operations generated $178.9 million and $51.8 million in 2008 and 2007, respectively, reflecting primarily an increase in current accrued taxes of $344.2 million associated with the settlement of forward contracts in the second quarter of 2008 which will be paid later in 2008.

The following table is a summary of the components of cash flows from operating activities:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Net income	$161,244	$210,698
Adjustments to reconcile net income to net cash provided by operating activities	155,314	356,096
	316,558	566,794
Changes in assets and liabilities	178,881	51,756
	$495,439	$618,550

Cash Flows from Investing Activities

TDS makes substantial investments each year to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in revenue-enhancing and cost-reducing upgrades to TDS’ networks.

Cash used for property, plant and equipment and system development totaled $299.1 million in 2008 and $304.6 million in 2007. The primary purpose of TDS’ construction and expansion expenditures is to provide for customer growth, to upgrade service, and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.  U.S. Cellular’s capital additions totaled $249.5 million in 2008 and $246.8 million in 2007 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. TDS Telecom’s capital expenditures for its ILEC operations totaled $37.5 million in 2008 and $46.9 million in 2007 representing expenditures to provide for normal growth and to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $8.1 million in 2008 and $7.3 million in 2007 for switching and other network facilities. Corporate and other capital expenditures totaled $4.0 million in 2008 and $3.6 million in 2007.

Acquisitions required cash payments of $334.4 million and $20.6 million in 2008 and 2007, respectively. TDS’ 2008 acquisitions included $300.5 million related to King Street Wireless’ purchase of licenses in Auction 73, $15.9 million related to Mosinee Telephone Company LLC, $6.9 million related to North Carolina RSA 1 Partnership, $5.7 million related to West Point Telephone Company, $5.0 million related to licenses in Maine and $0.4 million related to other acquisitions. Cash amounts paid for the acquisitions may differ from the amount of purchase price recorded due to cash acquired in the transactions, and also amounts not paid prior to June 30, 2008. See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for details of these transactions.

TDS realized net cash proceeds of $226.6 million in 2008 from the sale of Deutsche Telekom Ordinary Shares offset by $17.4 million in cash payments to settle the collar portion of certain variable prepaid forward contracts related to such shares.  TDS settled variable prepaid forward contracts in 2008 through both the delivery of Deutsche Telekom Ordinary Shares and cash.

TDS realized cash proceeds of $10.5 million in 2007 related to the sale of VeriSign Common Shares and Vodafone ADRs in conjunction with the settlements of variable prepaid forward contracts related to such shares.  In 2007, TDS settled these variable prepaid forward contracts through the delivery of a substantial majority of the VeriSign and Vodafone shares subject to such forward contracts, and then sold the remaining shares subject to these same contracts.

See Note 10 - Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to the Consolidated Financial Statements for additional details on these variable prepaid forward contract settlements.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect issuances and repayments of short-term debt, proceeds from issuance of long-term debt, repayments of long-term debt and repurchases of common shares.  TDS has used short-term debt to finance acquisitions, to repurchase common shares and for other general corporate purposes. Cash flows from operating activities, proceeds from variable prepaid forward contracts and, from time to time, the sale of non-strategic cellular and other investments have been used to reduce short-term debt. In addition, from time to time, TDS has used proceeds from the issuance of long-term debt to reduce short-term debt.

Cash received from short-term borrowings on revolving lines of credit totaled $100.0 million and $25.0 million in 2008 and 2007, respectively; while repayments required cash payments of $50.0 million and $60.0 million in 2008 and 2007, respectively.

TDS’ payment to settle the debt portion of the variable prepaid forward contracts related to Deutsche Telekom Ordinary Shares totaled $47.4 million in 2008. TDS did not settle any variable prepaid forward contracts by payment of cash in the six months ended June 30, 2007.

The re-issuance of TDS and U.S. Cellular treasury shares in connection with employee benefits plans, net of tax payments made on behalf of stock award holders, required $0.4 million in 2008 and provided $83.6 million in 2007.  In certain situations, TDS and U.S. Cellular withhold shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. TDS and U.S. Cellular then pay the amount of the required tax withholdings to the taxing authorities in cash.  Excess tax benefits from employee exercises of stock awards provided $1.7 million in 2008 and $17.6 in 2007, respectively.

Dividends paid on TDS Common, Special Common, Series A Shares and Preferred Shares required cash payments of $23.9 million and $22.8 million in 2008 and 2007, respectively.

Payment of cash for repurchase of TDS Special Common Shares required $83.0 million and $7.0 million in 2008 and 2007, respectively.  U.S. Cellular repurchased $19.1 million of its Common Shares in 2008.  U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007.  U.S. Cellular paid $49.1 million in connection with its Accelerated Share Repurchase (“ASR”) program during the six months ended June 30, 2007. The ASR was subsequently settled for an additional $6.5 million in cash in December 2007.  See Note 14 - TDS Special Common and U.S. Cellular Common Share Repurchases in the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that cash flows from operating activities, existing cash balances and funds available under the revolving credit facilities provide financial flexibility for TDS to meet both its short- and long-term needs. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their long-term financing needs.

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

Cash and Cash Equivalents

At June 30, 2008, TDS had $1,125.2 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At June 30, 2008, TDS invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities.  Management believes that the credit risk associated with these investments is low.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes.  At June 30, 2008, there were no outstanding borrowings. Outstanding letters of credit were $3.4 million, leaving $596.6 million available for use.  Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’ credit rating.  At June 30, 2008, the contractual spread was 75 basis points. TDS may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 2.46% at June 30, 2008). If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 5.00% at June 30, 2008).  This credit facility expires in December 2009.

TDS also has $25 million of direct bank lines of credit at June 30, 2008, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At June 30, 2008, U.S. Cellular had $50.0 million of short-term borrowings and $0.3 million of outstanding letters of credit, leaving $649.7 million available for use. Borrowings under the revolving credit facility bear interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating.  At June 30, 2008, the contractual spread was 75 basis points.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months (the one-month LIBOR was 2.46% at June 30, 2008).  If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.00% at June 30, 2008).  This credit facility expires in December 2009.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from either Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investor Service (“Moody’s”) were lowered and would decrease if the ratings were raised. The credit facilities would not cease to be available or accelerate solely as a result of a decline in TDS’ or U.S. Cellular’s credit rating. However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new credit facilities in the future. TDS’ and U.S. Cellular’s credit ratings as of June 30, 2008, and the dates that such ratings were issued, were as follows:

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

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. TDS and U.S. Cellular believe they were in compliance as of June 30, 2008 with all covenants and other requirements set forth in the revolving credit facilities and lines of credit.

TDS and U.S. Cellular plan to obtain new revolving credit facilities prior to the December 2009 expiration dates of the current facilities.  Due to current unfavorable credit market conditions, TDS and U.S. Cellular may not be able to obtain similar terms or the same amount of availability as exist in the current facilities.  If TDS and U.S. Cellular are unable to obtain new revolving credit facilities on acceptable terms or reduced availability under the planned new revolving credit facilities, it could adversely affect TDS’ and U.S. Cellular’s future liquidity, capital resources, business, financial condition or results of operations.

Long-term Financing

TDS believes it and its subsidiaries were in compliance as of June 30, 2008 with all covenants and other requirements set forth in long-term debt indentures. Such indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future.

U.S. Cellular filed a shelf registration statement on Form S-3 with the SEC on May 9, 2008.  Because U.S. Cellular is a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, such registration statement became automatically effective upon filing with the SEC and registered an indeterminate amount of debt securities.  Under such automatic shelf registration statement, U.S. Cellular is permitted, at any time and from time to time, to sell senior debt securities in one or more offerings in an indeterminate amount.  U.S. Cellular does not have any set time frame for issuing any specific amount of debt securities under such registration statement at the present time.  U.S. Cellular’s ability to complete an offering pursuant to such shelf registration statement will be dependent on market conditions and other factors at the time.

Marketable Equity Securities and Forward Contracts

TDS entered into variable prepaid forward contracts (“forward contracts”) related to the Deutsche Telekom Ordinary Shares it held. The economic hedge risk management objective of the forward contracts was to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk was hedged at or above the accounting cost basis of the securities.  The principal amount of the forward contracts was accounted for as a loan. The forward contracts contained embedded collars that were bifurcated and accounted for as derivatives in accordance with SFAS 133.

During the six months ended June 30, 2008, the forward contracts related to 39,000,000 Deutsche Telekom Ordinary Shares were settled at their scheduled maturity dates, while the forward contracts related to 46,969,689 Deutsche Telekom Ordinary Shares were settled prior to their scheduled maturity dates. TDS settled these forward contracts through a combination of delivery of Deutsche Telekom Ordinary Shares relating to the forward contracts and cash payments. TDS sold the remaining Deutsche Telekom Ordinary Shares.  TDS realized cash proceeds of $226.6 million from the sale of Deutsche Telekom Ordinary Shares that were not delivered to the counterparty to settle forward contracts.  This amount was offset by $17.4 million and $47.4 million of cash payments paid to settle the collar (derivative liability) and debt portions of certain variable prepaid forward contracts, respectively, for which cash was delivered upon settlement.  The settlement of the forward contracts and disposition of Deutsche Telekom Ordinary Shares resulted in a current tax liability of $344.2 million.

As a result of TDS adopting SFAS 159 as of January 1, 2008, no gain or loss was recognized upon the settlement of forward contracts and disposition of Deutsche Telekom Ordinary Shares in the six months ended June 30, 2008.  Rather, changes in the fair value of the Deutsche Telekom Ordinary Shares and the collar portion of the forward contracts related to such shares were recorded in Gain (loss) on investments and financial instruments from January 1, 2008 through the respective settlement dates. See Note 5 - Fair Value Measurements for details on TDS’ adoption of SFAS 159 and the impact on TDS’ financial statements.

As a result of these transactions at June 30, 2008, TDS does not own any shares of Deutsche Telekom and no longer holds any forward contracts related to such shares.

On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in TDS’ Consolidated Balance Sheet as of June 30, 2008. If the transaction closes, TDS will receive approximately $32.4 million in cash, recognize a $31.7 million pre-tax gain and cease to own any interest in RCCC.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2008 primarily reflect plans for construction, system expansion and the build-out of certain licensed areas. U.S. Cellular plans to finance its construction program using cash flows from operating activities and short-term financing. U.S. Cellular’s capital expenditures for 2008 are expected to be approximately $525-$575 million. These expenditures primarily address the following needs:

•      expand and enhance U.S. Cellular’s coverage in its service areas;

•      provide additional capacity to accommodate increased network usage by current customers;

•      overlay EVDO technology in certain markets; and

•      enhance U.S. Cellular’s retail store network and office systems.

TDS Telecom’s anticipated capital expenditures for 2008 are expected to be $130-$160 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services.

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

See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for details on 2008 transactions.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  An FCC auction of additional spectrum, designated by the FCC as Auction 78, is scheduled to begin on August 13, 2008.  TDS’ subsidiary, U.S. Cellular, will participate in Auction 78 indirectly through its interests in Aquinas Wireless, L.P. (“Aquinas Wireless”).  On July 15, 2008, U.S. Cellular made capital contributions and advances of $1.3 million to Aquinas Wireless to allow it to participate in Auction 78.  Aquinas Wireless intends to qualify as a “designated entity” and thereby be eligible for bid credits with respect to any open licenses purchased in Auction 78. Aquinas Wireless also expects to qualify to bid on closed licenses. Beginning in the third quarter of 2008, U.S. Cellular expects to consolidate Aquinas Wireless and Aquinas Wireless, Inc., the general partner of Aquinas Wireless, for financial reporting purposes, pursuant to the guidelines of FIN 46(R), as U.S. Cellular anticipates benefiting from or absorbing a majority of Aquinas Wireless’ expected gains or losses.  If Aquinas Wireless is successful in Auction 78, U.S. Cellular may make additional capital contributions to Aquinas Wireless and/or its general partner to provide funding of any licenses granted to Aquinas Wireless pursuant to Auction 78.

FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  The anti-collusion rules began on the application deadline for Auction 78, which was June 19, 2008, and are expected to last until a date specified by the FCC some time shortly after the conclusion of Auction 78.  The FCC anti-collusion rules place certain restrictions on business communications with other companies and on public disclosures relating to U.S. Cellular’s participation in an FCC auction.  For instance, these anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business and/or disclosures by U.S. Cellular relating to the auctions.

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

TDS Special Common and U.S. Cellular Common Share Repurchases

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Special Common Shares and Common Shares, respectively, subject to repurchase programs.  For details of these repurchase programs and repurchases during the six months ended June 30, 2008 and 2007, see Note 14 - TDS Special Common and U.S. Cellular Common Share Repurchases in the Notes to the Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2007, did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  TDS is unable to predict the period of settlement of such FIN 48 liabilities.  Subject to the foregoing, there has been no material change in Contractual and Other Obligations or FIN 48 liabilities between December 31, 2007 and June 30, 2008, except as follows:

As of December 31, 2007, TDS reported an aggregate of $1,022.0 million in forward contract obligations and forward contract interest under Contractual and Other Obligations.  As a result of the scheduled or early settlement of the forward contracts relating to the 85,969,689 Deutsche Telekom Ordinary Shares, as discussed herein, TDS no longer has any forward contract obligations or related forward contract interest in Contractual and Other Obligations as of June 30, 2008.

Off-Balance Sheet Arrangements

TDS has no transactions, agreements or contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  TDS’ significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in TDS’ Form 10-K for the year ended December 31, 2007. There were no material changes to TDS’ significant accounting policies or application of critical accounting policies during the first six months of 2008, except as discussed in Note 5 - Fair Value Measurements in the Notes to the Consolidated Financial Statements included herein, related to the adoption of SFAS No. 157, Fair Value Measurements, and SFAS 159.

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

•                  TDS currently recognizes a significant amount of inbound roaming revenues from its wireless business. As a result of recently announced acquisitions in the wireless industry, TDS anticipates that inbound roaming revenues could decline significantly over the next several quarters, which could have an adverse affect on TDS’ business, financial condition or results of operations.

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

•      The expected future completion of recently announced acquisitions will lead to increased consolidation in the wireless telecommunications industry.  TDS’ lower scale relative to larger wireless carriers could prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect TDS’ ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

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

•      Financial difficulties of TDS’ key suppliers or vendors, termination or impairment of TDS’ relationships with such suppliers or vendors, or a failure by TDS to manage its supply chain effectively could result in delays or termination of TDS’ receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect TDS’ business, financial condition or results of operations.

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

•      Changes in interpretations of accounting requirements, changes in industry practice, identification of errors or changes in management assumptions could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

•      Restatements of financial statements by TDS and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’ credit rating, liquidity, financing arrangements including the ability to borrow under its revolving credit facility, capital resources or ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect TDS’ listing arrangements on the American Stock Exchange and/or New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of TDS’ publicly traded equity and/or debt and/or on TDS’ business, financial condition or results of operations.

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

•      An increase in the amount of TDS’ debt in the future could subject TDS to higher interest costs and restrictions on its financing, investing and operating activities and could decrease its cash flows and earnings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of June 30, 2008, the majority of TDS’ debt is in the form of long-term, fixed-rate notes with original maturities ranging up to 40 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these long-term notes.

Refer to the disclosure under Market Risk – Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2007, for additional information regarding required principal payments and the weighted-average interest rates related to TDS’ long-term debt.

Marketable Equity Securities and Derivatives

As of June 30, 2008, TDS’ available-for-sale marketable equity securities consisted solely of 719,396 shares of Rural Cellular Corporation (“RCCC”).  The market value of TDS’ investments aggregated $32.0 million at June 30, 2008 and $1,917.9 million at December 31, 2007.  On July 30, 2007, RCCC announced that Verizon Wireless agreed to purchase the outstanding shares of RCCC for $45 per share in cash. The acquisition is expected to close in 2008 and, therefore, the investment is classified as a Current Asset in TDS’ Consolidated Balance Sheet as of June 30, 2008. If the transaction closes, TDS will receive approximately $32.4 million in cash, recognize a $31.7 million pre-tax gain and cease to own any interest in RCCC.

The following analysis presents the hypothetical change in the fair value of marketable equity securities at June 30, 2008 assuming hypothetical price fluctuations of plus and minus 10%, 20% and 30%.

	Valuation of investments assuming indicated decrease			June 30, 2008	Valuation of investments assuming indicated increase
(Dollars in millions)	-30%	-20%	-10%	Fair Value	10%	20%	30%
Marketable Equity Securities	$22.4	$25.6	$28.8	$32.0	$35.2	$38.4	$41.6

As noted in “Liquidity and Capital Resources –Marketable Equity Securities and Forward Contracts” above, the forward contracts related to 85,969,689 million Deutsche Telekom Ordinary Shares matured or were settled prior to maturity during the six months ended June 30, 2008.  TDS settled those forward contracts through the delivery of both cash and Deutsche Telekom Ordinary Shares, and then sold all of the remaining Deutsche Telekom Ordinary Shares related to such forward contracts.  As a result of these transactions, at June 30, 2008 TDS does not own any shares of Deutsche Telekom and no longer holds any forward contracts related to such shares.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were not effective as of June 30, 2008 because of the material weakness in accounting for income taxes described below.  Notwithstanding the material weakness that existed as of June 30, 2008, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in internal control over financial reporting as of December 31, 2007, which continued to exist at June 30, 2008:

TDS did not maintain effective controls over the completeness, accuracy, presentation and disclosure of its accounting for income taxes.  Specifically, TDS did not have effective controls designed and in place to monitor the difference between the income tax basis and the financial reporting basis of assets and liabilities and reconcile the resulting basis difference to its deferred income tax asset and liability balances. This control deficiency affected deferred income tax asset and liability accounts and income taxes payable. This control deficiency resulted in the restatement of TDS’ annual consolidated financial statements for 2005, 2004, 2003 and 2002, the interim consolidated financial statements for all quarters in 2005, 2004 and 2003, the interim consolidated financial statements for the first and second quarters of 2006, as well as adjustments, including audit adjustments, to the 2006 third quarter interim consolidated financial statements and the 2006 and 2007 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to TDS’ interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, TDS’ management has determined that this control deficiency constitutes a material weakness.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management has been and is currently addressing this material weakness in internal control over financial reporting and is committed to remediating it as expeditiously as possible.

During 2007, TDS implemented tax provisioning software which enhanced internal controls related to accounting for income taxes on a TDS enterprise-wide basis, including U.S. Cellular. Further, during 2007, TDS took the following steps:

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

TDS is in the process of implementing additional controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2007 and June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in TDS’ Annual Report on Form 10-K may not be the only risks facing TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

TDS currently recognizes a significant amount of inbound roaming revenues from its wireless business. As a result of recently announced acquisitions in the wireless industry, TDS anticipates that inbound roaming revenues could decline significantly over the next several quarters, which could have an adverse affect on TDS’ business, financial condition or results of operations.

TDS’ revenues include inbound roaming revenues from roaming charges incurred by other carriers for the use of U.S. Cellular’s network by the other carriers’ customers who travel within U.S. Cellular coverage areas.  Such inbound roaming revenues were $63.0 million and $117.1 million for the three and six months ended June 30, 2008, respectively.  A portion of this inbound roaming revenue is derived from Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”).  During June 2008, Verizon and Alltel entered into an agreement pursuant to which Verizon will acquire Alltel, subject to certain conditions.  This transaction is expected to close later in 2008.  As a result of this transaction, the network footprints of Verizon and Alltel will be combined.  This is expected to result in significant decreases in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity is expected to almost cease using U.S. Cellular’s network in certain coverage areas that are currently used by Verizon and Alltel (as separate entities).  Additional changes in the network footprints of the other carriers could have an adverse effect on U.S. Cellular’s inbound roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of inbound roaming revenues for TDS.  The foregoing could have an adverse affect on TDS’ business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included with respect to TDS Common Shares because TDS does not have a share repurchase authorization with respect to its Common Shares and there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS Common Shares during the quarter ended June 30, 2008.

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million in aggregate purchase price of TDS Special Common Shares from time to time pursuant to open market purchases and/or block purchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization will expire on March 2, 2010.  During the three months ended June 30, 2008, TDS repurchased 1,015,650 Special Common Shares for $39.6 million, or an average of $39.02 per share, pursuant to this authorization.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Special Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF SPECIAL COMMON SHARES

Period	(a) Total Number of Special Common Shares Purchased	(b) Average Price Paid per Special Common Share	(c) Total Number of Special Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Special Common Shares that may yet be Purchased Under the Plans or Programs
April 1 – 30, 2008	662,000	$37.43	662,000	$53,502,260
May 1 – 31, 2008	183,850	39.14	183,850	46,306,732
June 1 – 30, 2008	169,800	45.08	169,800	38,652,678
Total for or as of end of the quarter ended June 30, 2008	1,015,650	$39.02	1,015,650	$38,652,678

The following is additional information with respect to the Special Common Shares authorization:

i.      The date the program was announced was March 5, 2007 by Form 8-K.

ii.     The amount originally approved was up to $250 million in aggregate purchase price of TDS Special Common Shares.

iii.    The original expiration date for the program is March 2, 2010.

iv.    The Special Common Shares authorization did not expire during the second quarter of 2008.

v.     TDS has not determined to terminate the foregoing Special Common Shares repurchase program prior to expiration, or to cease making further purchases thereunder, during the second quarter of 2008.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of TDS held on May 22, 2008, the following number of votes was cast for the matters indicated:

1.      Election of Directors:

a.     For the election of eight Directors of the Company by the holders of Series A Common Shares and Preferred Shares:

Nominee	For	Withhold	Broker Non-vote

James Barr III	61,795,750	8,831	—

Prudence E. Carlson	61,796,752	7,828	—

LeRoy T. Carlson, Jr.	61,804,336	245	—

Dr. Letitia G.C. Carlson	61,804,336	245	—

Walter C.D. Carlson	61,804,336	245	—

Kenneth R. Meyers	61,804,566	15	—

Donald C. Nebergall	61,804,566	15	—

George W. Off	61,804,566	15	—

b.      For the election of four Directors of the Company by the holders of Common Shares and Special Common Shares:

Nominee	For	Withhold	Broker Non-vote

Gregory P. Josefowicz	61,932,505	43,177,913	—

Christopher D. O’Leary	61,933,029	43,177,389	—

Mitchell H. Saranow	59,706,774	45,403,644	—

Herbert S. Wander	59,820,652	45,289,766	—

2.      Proposal to Approve the 2009 Employee Stock Purchase Plan by the holders of Series A Common Shares, Preferred Shares and Common Shares:

For	Against	Abstain	Broker Non-vote
107,553,062	439,413	732,636	2,939,756

3.      Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2008 by the holders of Series A Common Shares, Preferred Shares and Common Shares:

For	Against	Abstain	Broker Non-vote
110,933,363	500,568	230,934	—

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular borrowed $100 million under its revolving credit facility in the second quarter of 2008.  The amount of U.S. Cellular’s borrowings outstanding against its revolving credit facility was $50.0 million as of June 30, 2008.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 3.1 – Amended and Restated Bylaws of TDS, are hereby incorporated by reference to TDS’ Current Report on Form 8-K dated March 12, 2008.

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

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

/s/ LeRoy T. Carlson, Jr.
Date: August 7, 2008	LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kenneth R. Meyers
Date: August 7, 2008	Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Douglas D. Shuma
Date: August 7, 2008	Douglas D. Shuma,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2008 Second Quarter Form 10-Q