Form 10-Q
period 2008-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2008-11-05
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Shares, $.01 par value	53,197,083 Shares
Special Common Shares, $.01 par value	55,457,401 Shares
Series A Common Shares, $.01 par value	6,457,683 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2008

Part I. Financial Information

Item 1. Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except per share amounts)

Operating Revenues	$1,304,598	$1,236,885	$3,828,050	$3,586,276

Operating Expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	461,302	433,396	1,356,530	1,247,936
Selling, general and administrative expense	496,082	477,305	1,436,680	1,333,566
Depreciation, amortization and accretion expense	187,975	189,933	562,159	565,634
Loss on asset disposals, net	7,100	1,762	17,190	7,899
Total Operating Expenses	1,152,459	1,102,396	3,372,559	3,155,035

Operating Income	152,139	134,489	455,491	431,241

Investment and Other Income (Expense)
Equity in earnings of unconsolidated entities	22,566	23,823	66,945	71,394
Interest and dividend income	8,617	18,687	35,818	182,651
Interest expense	(31,684)	(49,730)	(108,634)	(162,776)
Gain (loss) on investments and financial instruments	31,997	194,036	31,595	229,707
Other, net	383	(865)	2,086	(4,957)
Total Investment and Other Income (Expense)	31,879	185,951	27,810	316,019

Income Before Income Taxes, Minority Interest and Extraordinary Item	184,018	320,440	483,301	747,260
Income tax expense	61,024	115,907	163,536	283,845
Income Before Minority Interest and Extraordinary Item	122,994	204,533	319,765	463,415
Minority share of income, net of tax	(21,771)	(15,623)	(57,298)	(63,807)
Income Before Extraordinary Item	101,223	188,910	262,467	399,608
Extraordinary Item, net of taxes (Note 7)	—	42,827	—	42,827
Net Income	101,223	231,737	262,467	442,435
Preferred dividend requirement	(13)	(13)	(39)	(39)
Net Income Available To Common	$101,210	$231,724	$262,428	$442,396

Basic Weighted Average Shares Outstanding	115,700	118,705	116,510	117,526
Basic Earnings Per Share (Note 8)
Income before extraordinary item	$0.87	$1.59	$2.25	$3.40
Extraordinary item	—	0.36	—	0.36
Net income available to common	$0.87	$1.95	$2.25	$3.76

Diluted Weighted Average Shares Outstanding	116,193	119,950	117,065	119,164
Diluted Earnings Per Share (Note 8)
Income before extraordinary item	$0.87	$1.57	$2.24	$3.33
Extraordinary item	—	0.36	—	0.36
Net income available to common	$0.87	$1.93	$2.24	$3.69

Dividends Per Share	$0.1025	$0.0975	$0.3075	$0.2925

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$262,467	$442,435
Add (Deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	562,159	565,634
Bad debts expense	59,452	51,131
Stock-based compensation expense	15,961	22,946
Deferred income taxes, net	(298,200)	(195,108)
Gain on investments and financial instruments, net	(31,595)	(229,707)
Equity in earnings of unconsolidated entities	(66,945)	(71,394)
Distributions from unconsolidated entities	51,224	47,871
Minority share of income	57,298	63,807
Loss on asset disposals, net	17,190	7,899
Extraordinary item, net of tax	—	(42,827)
Noncash interest expense	8,573	15,855
Excess tax benefit from stock awards	(1,832)	(24,530)
Other operating activities	(1,955)	(3,306)
Changes in assets and liabilities
Change in accounts receivable	(82,857)	(79,571)
Change in inventory	(12,929)	3,312
Change in accounts payable	7,140	(2,439)
Change in customer deposits and deferred revenues	9,827	24,760
Change in accrued taxes	109,269	205,227
Change in accrued interest	5,528	4,295
Change in other assets and liabilities	(37,951)	(30,543)
	631,824	775,747

Cash Flows from Investing Activities
Additions to property, plant and equipment	(485,028)	(463,019)
Cash paid for acquisitions and licenses	(336,259)	(20,569)
Cash received from divestitures	6,838	4,277
Proceeds from disposition of investments	259,017	91,740
Cash paid to settle derivative liabilities	(17,404)	—
Other investing activities	(832)	(1,345)
	(573,668)	(388,916)

Cash Flows from Financing Activities
Issuance of notes payable	100,000	25,000
Issuance of long-term debt	—	2,857
Repayment of notes payable	(100,000)	(60,000)
Settlement of variable prepaid forward contracts	(47,357)	—
Repayment of long-term debt	(8,296)	(2,460)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	1,916	109,842
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(1,286)	12,181
Excess tax benefit from stock awards	1,832	24,530
Repurchase of TDS Special Common Shares	(111,769)	(85,584)
Repurchase of U.S. Cellular Common Shares	(23,146)	(65,202)
Dividends paid	(35,783)	(34,337)
Distributions to minority partners	(6,539)	(6,258)
Other financing activities	3,909	(747)
	(226,519)	(80,178)

Net Increase (Decrease) in Cash and Cash Equivalents	(168,363)	306,653

Cash and Cash Equivalents -
Beginning of period	1,174,446	1,013,325
End of period	$1,006,083	$1,319,978

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheets

Assets

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
Current Assets
Cash and cash equivalents	$1,006,083	$1,174,446
Accounts receivable
Due from customers, less allowances of $12,501 and $16,326, respectively	382,749	379,558
Other, principally connecting companies, less allowances of $4,521 and $5,297, respectively	160,422	150,863
Marketable equity securities	—	1,917,893
Inventory	118,183	115,818
Net deferred income tax asset	27,784	—
Prepaid expenses	100,050	77,155
Other current assets	22,054	59,855
	1,817,325	3,875,588
Investments
Licenses	1,831,526	1,516,629
Goodwill	695,870	679,129
Customer lists, net of accumulated amortization of $94,687 and $84,190, respectively	27,736	25,851
Investments in unconsolidated entities	227,425	206,418
Other investments	10,791	11,509
	2,793,348	2,439,536
Property, Plant and Equipment
In service and under construction	8,497,768	8,064,229
Less accumulated depreciation	5,003,653	4,539,127
	3,494,115	3,525,102
Other Assets and Deferred Charges	53,558	53,917
Total Assets	$8,158,346	$9,894,143

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
Current Liabilities
Current portion of long-term debt	$6,171	$3,860
Forward contracts	—	1,005,512
Accounts payable	320,763	308,882
Customer deposits and deferred revenues	176,098	166,191
Accrued interest	23,984	18,456
Accrued taxes	107,200	40,439
Accrued compensation	85,792	91,703
Derivative liability	—	711,692
Net deferred income tax liability	—	327,162
Other current liabilities	116,567	125,622
	836,575	2,799,519

Deferred Liabilities and Credits
Net deferred income tax liability	614,022	555,593
Asset retirement obligation	194,810	173,468
Other deferred liabilities and credits	148,814	154,602
	957,646	883,663

Long-Term Debt	1,631,627	1,632,226

Commitments and Contingencies

Minority Interest	694,561	651,537

Preferred Shares	854	860

Common Stockholders’ Equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 56,593,000 and 56,581,000 shares, respectively	566	566
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 62,954,000 and 62,946,000 shares, respectively	630	629
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,458,000 and 6,442,000 shares, respectively	65	64
Capital in excess of par value	2,062,218	2,048,110
Treasury Shares at cost:
Common Shares, 3,396,000 and 3,433,000 shares, respectively	(118,390)	(120,544)
Special Common Shares, 7,497,000 and 4,712,000 shares, respectively	(313,472)	(204,914)
Accumulated other comprehensive income	(8,338)	511,776
Retained earnings	2,413,804	1,690,651
	4,037,083	3,926,338
Total Liabilities and Stockholders’ Equity	$8,158,346	$9,894,143

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS™”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 81%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular®”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom®”) and TDS’ 80%-owned printing and distribution company, Suttle-Straus, Inc. In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to recognize a majority of the entity’s expected gains or losses. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2008 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.              Summary of Significant Accounting Policies

Pension Plan

TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for the employees of TDS Corporate, TDS Telecom and U.S. Cellular. Under this plan, pension benefits and costs are calculated separately for each participant and are funded annually. Pension costs were $4.6 million and $13.2 million for the three and nine months ended September 30, 2008, respectively; and $4.1 million and $11.2 million for the three months and nine months ended September 30, 2007, respectively.

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

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service Cost	$498	$609	$1,496	$1,827
Interest on accumulated benefit obligation	863	858	2,589	2,574
Expected return on plan assets	(948)	(821)	(2,844)	(2,463)
Amortization of:
Prior service cost	(207)	(207)	(622)	(622)
Net loss	242	340	726	1,021
Net postretirement cost	$448	$779	$1,345	$2,337

TDS contributed $3.8 million to the postretirement plans during the third quarter of 2008.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax. If the tax is assessed upon TDS, the amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The amounts recorded gross in Operating revenues that are billed to customers and remitted to governmental authorities totaled $42.4 million and $119.7 million for the three and nine months ended September 30, 2008, respectively; and $39.5 million and $108.4 million for the three and nine months ended September 30, 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. TDS adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008. In October 2008, the FASB issued FSP FAS 157-3 to clarify and demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. As of September 30, 2008, TDS did not have any financial assets or liabilities that required the application of SFAS 157 for purposes of reporting such amounts in its Consolidated Balance Sheet. TDS is currently reviewing the requirements of SFAS 157 related to its nonfinancial assets and liabilities which become effective January 1, 2009, and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) also would be determined in accordance with the provisions of SFAS 141(R). TDS has determined that any transaction costs incurred and capitalized in 2008 for a business combination that will not close until on or after January 1, 2009 will be expensed upon TDS’ adoption of SFAS 141(R) on January 1, 2009. TDS does not anticipate that this treatment will have a significant impact on its financial position or results of operations. TDS is currently reviewing the remaining requirements of SFAS 141(R) and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141. SFAS 160 is effective for TDS on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. TDS is currently reviewing the requirements of SFAS 160 and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for TDS beginning January 1, 2009. As of September 30, 2008, TDS did not hold any derivative instruments and, therefore, does not expect any impact as a result of this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. The SEC approved the amendments on September 15, 2008. Therefore, SFAS 162 is effective as of November 15, 2008. TDS does not anticipate that the adoption of SFAS 162 will have an impact on either its financial statements or disclosures.

3.              Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies and wireless spectrum. In addition, TDS may seek to divest outright or include in exchanges for other interests those wireless and wireline interests that are not strategic to its long-term success.

Transactions Pending as of September 30, 2008:

On August 1, 2008, TDS’ subsidiary, U.S. Cellular, executed an agreement to acquire 12 megahertz Block C licenses in the Lower 700 megahertz band of the wireless spectrum in three market areas in the state of Missouri for $11.6 million in cash, including acquisition costs. The transaction is expected to close in the fourth quarter of 2008.

On July 30, 2008, U.S. Cellular signed an agreement to purchase four 700 megahertz licenses in the state of Missouri for $8.0 million in cash. This transaction is expected to close in the fourth quarter of 2008.

A Federal Communications Commission (“FCC”) auction of spectrum in the PCS and AWS-1 bands, designated by the FCC as Auction 78, began on August 13, 2008 and closed August 20, 2008.  U.S. Cellular participated in Auction 78 indirectly through its interest in Aquinas Wireless, L.P. (“Aquinas Wireless”).  Aquinas Wireless paid $2.1 million to the FCC for the licenses for which it was the provisional winning bidder in the auction.

U.S. Cellular also participated in the 2008 FCC auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”).  King Street Wireless paid $300.5 million to the FCC for the licenses for which it was the provisional winning bidder in the auction.

See Note 4 – Variable Interest Entities, for further details on Aquinas Wireless and King Street Wireless and the licenses acquired in Auctions 78 and 73.

Transactions Completed as of September 30, 2008:

On May 31, 2008, TDS Telecom acquired 100% of the outstanding shares of Mosinee Telephone Company, LLC for $17.4 million in cash, including acquisition costs.  Mosinee Telephone Company, LLC is a telephone company serving 5,800 equivalent access lines in Wisconsin.

On May 30, 2008, U.S. Cellular acquired the remaining 50%-ownership interest of North Carolina RSA 1 Partnership, a wireless market operator in which U.S. Cellular had previously owned a 50% non-operating, unconsolidated interest, for $6.9 million in cash.

On March 28, 2008, U.S. Cellular acquired six 12 megahertz Block C licenses in the Lower 700 megahertz band of the wireless spectrum in Maine for $5.0 million in cash.

In October 2006, U.S. Cellular’s interest in Midwest Wireless Communications, LLC was sold to ALLTEL Corporation. In connection with the sale, U.S. Cellular became entitled to receive approximately $106.0 million in cash. Of this amount, $95.1 million was distributed upon closing and $10.9 million was held in escrow to secure certain true-up, indemnification and other possible adjustments; the funds held in escrow were to be distributed in installments over a period of four to fifteen months following the closing. U.S. Cellular received $6.6 million and $4.3 million of funds from the escrow, plus interest of $0.2 million and $0.3 million, in the nine months ended September 30, 2008 and 2007, respectively.

On November 30, 2007, U.S. Cellular entered into an exchange agreement with Sprint Nextel Corporation which provided for U.S. Cellular to receive personal communication service (“PCS”) spectrum in eight licenses covering portions of Oklahoma, West Virginia, Maryland and Iowa, in exchange for U.S. Cellular delivering PCS spectrum in eight licenses covering portions of Illinois.  In connection with the exchange, TDS recognized a pre-tax loss of $20.8 million during the fourth quarter of 2007. This transaction closed on March 19, 2008.

On February 13, 2008, TDS Telecom acquired 100% of the outstanding shares of West Point Telephone Company, a telephone company in Indiana serving 1,100 equivalent access lines, for $6.8 million in cash, including acquisition costs.

TDS’ acquisitions for the nine months ended September 30, 2008 and the allocation of the purchase price for each respective acquisition were as follows:

		Allocation of Purchase Price
	Purchase price (1)	Goodwill(2)	Licenses	Customer lists	Net tangible assets/(liabilities)
	(Dollars in thousands)
U.S. Cellular Acquisitions
Auction 73 Licenses	$300,479	$—	$300,479	$—	$—
North Carolina RSA 1 Partnership	6,900	1,632	4,180	81	1,007
Maine Licenses	5,000	—	5,000	—	—
Auction 78 Licenses	2,115	—	2,115	—	—
Other	1,891	970	623	964	(666)

TDS Telecom Acquisitions
Mosinee Telephone Company	17,385	9,331	—	4,300	3,754
West Point Telephone Company	6,757	1,956	—	499	4,302
Other	151	151	—	—	—
Total	$340,678	$14,040	$312,397	$5,844	$8,397

(1)

$2.7 million in cash was received from acquired companies and an aggregate of $1.7 million is recorded as a component of Other current liabilities in TDS’ September 30, 2008 Consolidated Balance Sheet.

(2)	$1.6 million of the goodwill is deductible for tax purposes.

Unaudited pro-forma financial information related to TDS’ 2008 acquisitions has not been presented because the financial statement impact of these acquisitions, individually and in the aggregate, was not material to TDS’ consolidated results of operations for the nine months ended September 30, 2008.

4.              Variable Interest Entities

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular, TDS’ subsidiary, participated in spectrum auctions indirectly through its interests in Aquinas Wireless, King Street Wireless, Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”). Each entity qualified as a “designated entity” and thereby was eligible for bid credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.  Some licenses were “closed licenses”, for which no credit was received, but bidding was restricted to bidders qualifying as “entrepreneurs”, which are small businesses that have a limited amount of assets and revenues.

A summary of the auctions in which each entity participated and the auction results for each of these entities are shown in the table below.

	FCC Auction	Auction End Date	Date Applications Granted by FCC		Number of Licenses Won		Amount Paid to FCC, Net of Bid Credits
							(in millions)
Aquinas Wireless	78	August 20, 2008		(1)	5	(2)	$2.1
King Street Wireless	73	March 20, 2008		(1)	152	(2)	300.5
Barat Wireless	66	September 18, 2006	April 30, 2007		17		127.1
Carroll Wireless	58	February 15, 2005	January 6, 2006		16		129.7

(1)          Licenses have not yet been granted by the FCC for Auctions 78 and 73.

(2)          Provisionally won.

Although the bidding in Auction 73 and Auction 78 has ended, the FCC has awarded only a few of the licenses to winning bidders. There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and award licenses.

As of September 30, 2008, TDS consolidates the following variable interest entities:

•                  Aquinas Wireless (1)

•                  King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless

•                  Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless

•                  Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless

(1)          Aquinas Wireless, Inc., the general partner of Aquinas Wireless is a variable interest entity, but was not consolidated by TDS as of September 30, 2008 because TDS does not currently benefit from or absorb a majority of Aquinas Wireless, Inc.’s expected gains and losses.

These variable interest entities are consolidated pursuant to the guidelines of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), because TDS anticipates benefiting from or absorbing a majority of the variable interest entities’ expected gains or losses. Pending finalization of the variable interest entities’ permanent financing plans, and upon request by the variable interest entities, TDS may agree to make additional capital contributions and/or advances to the variable interest entities.

Following are a summary of the capital contributions and advances made to each entity and the classification of these amounts in TDS’ Consolidated Balance Sheet as of September 30, 2008:

	Capital contributions and advances to date	Amount of capital contributions and advances included in Licenses in the Consolidated Balance Sheets
	(in millions)
Aquinas Wireless	$2.1	$2.1
King Street Wireless & King Street Wireless, Inc.	300.5	300.5
Barat Wireless & Barat Wireless, Inc.	127.3	127.1
Carroll Wireless & Carroll PCS, Inc.	130.1	129.7

U.S. Cellular may agree to make additional capital contributions to the variable interest entities discussed above and/or their general partners to provide additional funding for the development of licenses awarded in the various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all.

5.              Fair Value Measurements

Effective January 1, 2008, TDS adopted the provisions of SFAS 157 for its financial assets and liabilities. Also on January 1, 2008, TDS elected to adopt the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”), for certain assets and liabilities.

SFAS 157 Adoption

SFAS 157 defines “fair value”, establishes a framework for measuring fair value in the application of U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and application in U.S. GAAP. SFAS 157 provides that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). This pronouncement establishes a fair value hierarchy that contains three levels for inputs used in fair value measurements. Level 1 inputs include quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets. Level 2 inputs must be observable either directly or indirectly for substantially the full term of the financial instrument. Level 3 inputs are unobservable. As of September 30, 2008, TDS did not have any financial assets or liabilities that required the application of SFAS 157 for purposes of valuing and reporting such amounts in its Consolidated Balance Sheet.

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

TDS adopted SFAS 159 for these items in order to better align the financial statement presentation of the unrealized gains and losses attributable to these items with their underlying economics. Specifically, prior to the adoption of SFAS 159 for these items, the Deutsche Telekom stock was subject to the recognition provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which required that the unrealized gains and losses on such stock be recorded in Accumulated other comprehensive income, a balance sheet account. Since the related collars did not qualify as cash flow hedges after June 2003, the changes in the fair value of the collars were reported in the Consolidated Statements of Operations in accordance with the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, after this date. As a result of adopting SFAS 159 for both the Deutsche Telekom stock and the related collars, unrealized gains and losses on both of these items were recorded in the Consolidated Statements of Operations as (Gain) loss on investments and financial instruments. Such gains and losses were expected to substantially offset each other, and thus better reflect the economics of the collars, which were established to hedge the variability in the fluctuations of the fair value of the underlying Deutsche Telekom stock.

As a result of the election of SFAS 159 for its Deutsche Telekom stock and related collars, TDS recorded an adjustment to increase the January 1, 2008 beginning retained earnings balance by $502.7 million, net of $291.2 million of income taxes. This amount reflects an unrealized gain attributable to the Deutsche Telekom stock of $647.3 million, net of income taxes of $374.9 million, offset by an unrealized loss on the related collars of $144.6 million, net of income taxes of $83.7 million. The unrealized loss on the collars was attributable to the periods from inception to June 2003. During such periods the collars qualified as cash flow hedges and the changes in the fair value were recorded as a component of Accumulated other comprehensive income.

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

In the first half of 2008, TDS disposed of all 85,969,689 Deutsche Telekom Ordinary Shares and settled all outstanding forward contracts related to such shares. See Note 11 - Marketable Equity Securities and Variable Prepaid Forward Contracts, for more information on these settlements.

The following table details the (Gain) loss on investments and financial instruments included in the Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Gains (losses) on marketable equity securities and derivative instruments

Deutsche Telekom:
Gain on disposition of securities(1)	$—	$366,684	$—	$366,684
Loss on the settlement of variable prepaid forward contracts(1)	—	(117,825)	—	(117,825)
(Decrease) in the fair value of securities (asset)	—	—	(294,827)	—
(Increase)/decrease in the fair value of the embedded collars in the variable prepaid forward contracts (liability)	—	(48,915)	295,389	(132,121)
	—	199,944	562	116,738
Vodafone Group Plc:
Gain on disposition of securities(1)	—	—	—	127,207
Gain on the settlement of variable prepaid forward contracts(1)	—	—	—	4,478
(Increase) in the fair value of the embedded collars in the variable prepaid forward contracts (liability)	—	(5,908)	—	(25,450)
	—	(5,908)	—	106,235
VeriSign:
Gain on disposition of securities(1)	—	—	—	6,234
Increase in the fair value of securities (asset)	—	—	—	5,171
(Increase) in the fair value of the embedded collars in the variable prepaid forward contracts (liability)	—	—	—	(4,671)
	—	—	—	6,734
Rural Cellular Corporation:(2)
Gain on disposition of securities	31,725	—	31,725	—

Other gains (losses)	272	—	(692)	—
	$31,997	$194,036	$31,595	$229,707

(1)          TDS and its subsidiaries held Vodafone American Depository Receipts (“ADRs”), VeriSign Common Shares and Deutsche Telekom Ordinary Shares which were obtained in connection with the sale of non-strategic investments.  TDS entered into a number of variable prepaid forward contracts (“forward contracts”) related to the Vodafone ADRs, VeriSign and Deutsche Telekom securities that it held.  During 2007 and the first six months of 2008, all forward contracts related to the Vodafone ADRs, VeriSign shares, and Deutsche Telekom shares were settled, and all remaining shares of these securities were sold.  As a result, at September 30, 2008, TDS no longer owned Vodafone ADRs, VeriSign Common Shares and Deutsche Telekom Ordinary Shares, and no longer had any liability or other obligations under the related forward contracts.

(2)          See Note 11 - Marketable Equity Securities and Variable Prepaid Forward Contracts, for additional information on this transaction.

6.              Income Taxes

The overall effective tax rate on income before income taxes and minority interest for the three and nine months ended September 30, 2008 was 33.2% and 33.8%, respectively, and for the three and nine months ended September 30, 2007 was 36.2% and 38.0%, respectively. The effective tax rate for the three months ended September 30, 2008 is lower than the rate for the three months ended September 30, 2007, primarily due to lower state income tax expense resulting from a change in the filing method in one state. The effective tax rate for the nine months ended September 30, 2008 is lower than the rate for the nine months ended September 30, 2007 primarily due to the change in the state income tax filing method described above and the recognition of state tax benefits related to the disposition of Deutsche Telekom Ordinary Shares and the settlement of the related variable prepaid forward contracts in 2008.

7.              Extraordinary Item

Prior to the third quarter of 2007, TDS Telecom’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS 71”). This accounting recognized the economic effects of rate-making actions of regulatory bodies in the financial statements of the TDS Telecom ILEC operations.

TDS Telecom regularly monitored the appropriateness of the application of SFAS 71.  Changes in TDS Telecom’s business environment had caused competitive forces to surpass regulatory forces such that TDS Telecom concluded that it was no longer reasonable to assume that rates set at levels that would recover the enterprise’s cost could be charged to its customers.

TDS Telecom has experienced increasing access line losses due to increasing levels of competition across all of the ILEC service areas.  Competition intensified in 2007 from cable and wireless operators who have been extending their investment beyond major markets to enable a broader range of voice and data services that compete directly with TDS Telecom’s service offerings.  These alternative telecommunications providers have transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions. Consequently, TDS Telecom had to alter its strategy to compete in its markets.  Specifically, in the third quarter of 2007, TDS Telecom initiated an aggressive program of service bundling and deep discounting and made the decision to voluntarily exit certain revenue pools administered by the FCC-supervised National Exchange Carrier Association in order to achieve additional pricing flexibility to meet competitive pressures.

Based on these material factors impacting its operations, management determined in the third quarter of 2007 that it was no longer appropriate to continue the application of SFAS 71 for reporting its financial results.  Accordingly, TDS Telecom recorded a non-cash extraordinary gain of $42.8 million, net of taxes of $27.0 million, upon discontinuance of the provisions of SFAS 71, as required by the provisions of SFAS No. 101, Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71.  The components of the non-cash extraordinary gain are as follows:

	Before Tax Effects	After Tax Effects
	(Dollars in thousands)
Write-off of regulatory cost of removal	$70,107	$43,018
Write-off of other net regulatory assets	(259)	(191)
Total	$69,848	$42,827

In conjunction with the discontinuance of SFAS 71, TDS Telecom assessed the useful lives of fixed assets and determined that the impacts of any changes were not material.

8.              Earnings per Share

Basic earnings per share is computed by dividing Net income available to common by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing Net income available to common by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options, vesting of restricted stock units and redemption of preferred shares.

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars and shares in thousands, except earnings per share)
Basic Earnings per Share:
Income before extraordinary item available to common	$101,223	$188,910	$262,467	$399,608
Preferred dividend requirement	(13)	(13)	(39)	(39)
Income before extraordinary item available to common	101,210	188,897	262,428	399,569
Extraordinary item, net of taxes	—	42,827	—	42,827
Net income available to common used in basic earnings per share	$101,210	$231,724	$262,428	$442,396
Diluted Earnings per Share:
Income before extraordinary item available to common	$101,210	$188,897	$262,428	$399,569
Minority income adjustment (1)	(314)	(479)	(817)	(2,424)
Preferred dividend adjustment (2)	12	12	37	37
Income before extraordinary item available to common	100,908	188,430	261,648	397,182
Extraordinary item, net of taxes	—	42,827	—	42,827
Net Income available to common used in diluted earnings per share	$100,908	$231,257	$261,648	$440,009

Weighted average number of shares used in basic earnings per share
Common Shares	53,242	52,953	53,223	52,323
Special Common Shares	56,006	59,309	56,840	58,758
Series A Common Shares	6,452	6,443	6,447	6,445
Weighted average number of shares used in basic earnings per share	115,700	118,705	116,510	117,526
Effects of dilutive securities:
Stock options (3)	323	1,011	404	1,413
Restricted stock units (4)	123	181	104	173
Preferred shares (5)	47	53	47	52
Weighted average number of shares used in diluted earnings per share	116,193	119,950	117,065	119,164

Basic Earnings per Share
Income before extraordinary item	$0.87	$1.59	$2.25	$3.40
Extraordinary item, net of taxes	—	0.36	—	0.36
	$0.87	$1.95	$2.25	$3.76

Diluted Earnings per Share
Income before extraordinary item	$0.87	$1.57	$2.24	$3.33
Extraordinary item, net of taxes	—	0.36	—	0.36
	$0.87	$1.93	$2.24	$3.69

(1)          The minority income adjustment reflects the additional minority share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)          The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore converted for shares.

(3)          Stock options exercisable into 336,000 Common Shares and 1,876,000 Special Common Shares for the three months ended September 30, 2008, and 863,000 Special Common Shares for the three months ended September 30, 2007, were not included in computing Diluted Earnings per Share because their effects were antidilutive.  Stock options exercisable into 337,000 Common Shares and 1,566,000 Special Common Shares for the nine months ended September 30, 2008, and 112,000 Common Shares and 403,000 Special Common Shares for the nine months ended September 30, 2007, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(4)          Restricted stock units issuable upon vesting into 57,000 Special Common Shares for the three months ended September 30, 2008 were not included in computing Diluted Earnings per Share because their effects were antidilutive.  Restricted stock units issuable upon vesting into 20,000 and 31,000 Special Common Shares for the nine months ended September 30, 2008 and 2007 were not included in Diluted Earnings per Share because their effects were antidilutive. There were no antidilutive restricted stock units for the three-month period ended September 30, 2007.

(5)          For the class of preferred shares that is redeemable for Common Shares, there were no antidilutive preferred shares for the three- or nine-month periods ended September 30, 2008 or September 30, 2007.

9.              Licenses and Goodwill

Changes in TDS’ licenses and goodwill are primarily the result of acquisitions (or step acquisition allocation of value related to U.S. Cellular’s share buyback programs), divestitures and exchanges of licenses, wireless markets and telephone companies. See Note 3 – Acquisitions, Divestitures and Exchanges for information regarding transactions which affected licenses and goodwill during the period.

	U.S.
	Cellular(1)	TDS Telecom	Total
	(Dollars in thousands)
Licenses
Balance December 31, 2007	$1,513,829	$2,800	$1,516,629
Acquisitions	312,397	—	312,397
U.S. Cellular Common Share repurchases (3)	2,500	—	2,500
Balance September 30, 2008	$1,828,726	$2,800	$1,831,526

Balance December 31, 2006	$1,517,607	$2,800	$1,520,407
Acquisitions	7,900	—	7,900
Impairment	(2,136)	—	(2,136)
U.S. Cellular Common Share repurchases (3)	5,994	—	5,994
Balance September 30, 2007	$1,529,365	$2,800	$1,532,165

	U.S.
	Cellular(1)	TDS Telecom	Other(2)	Total
	(Dollars in thousands)
Goodwill
Balance December 31, 2007	$276,416	$398,911	$3,802	$679,129
Acquisitions	2,602	11,438	—	14,040
U.S. Cellular Common Share repurchases(3)	3,485	—	—	3,485
Other	—	(784)	—	(784)
Balance September 30, 2008	$282,503	$409,565	$3,802	$695,870

Balance December 31, 2006	$246,920	$398,652	$2,281	$647,853
Acquisitions	5,864	259	1,521	7,644
U.S. Cellular Common Share repurchases(3)	18,131	—	—	18,131
Balance September 30, 2007	$270,915	$398,911	$3,802	$673,628

(1)          U.S. Cellular’s balances include licenses and goodwill allocated from TDS.

(2)          Other consists of licenses and goodwill related to Suttle-Straus.

(3)          This adjustment is the allocation of value related to U.S. Cellular’s share buyback programs.  See Note 15 - TDS Special Common and U.S. Cellular Common Share Repurchases for a discussion of U.S. Cellular’s purchase of its Common Shares.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS performs the annual impairment review of licenses and goodwill during the second quarter of the year. Accordingly, the annual impairment reviews for licenses and goodwill for 2008 and 2007 were performed in the second quarter of those years. Such impairment reviews indicated that there was no impairment in 2008 and an impairment of licenses of $2.1 million in 2007. The impairment in 2007 is included in Depreciation, amortization and accretion expense in the Consolidated Statements of Operations.

As stated above, TDS performs its annual impairment assessment of goodwill and licenses in the second quarter of the year.  Given recent economic events including significant decreases in investment security values, the tightening of credit markets and other factors, TDS considered whether the decline in its market capitalization in the third quarter of 2008 required an updated impairment assessment of its goodwill and licenses at September 30, 2008.  Given that the market capitalization of U.S. Cellular at September 30, 2008 was greater than its book value, and U.S. Cellular’s operating results and key performance indicators for the three months ended September 30, 2008 provided no evidence of significant deterioration, TDS concluded that an updated impairment analysis was not required for U.S. Cellular’s goodwill or licenses at September 30, 2008.  Given the implied market capitalization of TDS Telecom at September 30, 2008, TDS performed an updated impairment assessment of TDS Telecom’s goodwill at September 30, 2008.  All of TDS Telecom’s goodwill is recorded in its ILEC reporting unit.  As a result of performing this impairment testing, TDS concluded that the fair value of the TDS Telecom ILEC reporting unit exceeded its carrying value at September 30, 2008, and therefore no impairment was recorded.

10.       Customer Lists

Customer lists, which are intangible assets resulting from acquisitions (or step acquisition allocation of value related to U.S. Cellular’s share buyback programs), are amortized using a combination of accelerated and straight-line methods over the remaining estimated life. The changes in the customer lists balance for the nine months ended September 30, 2008 and 2007 were as follows:

	U.S.	TDS
	Cellular(1)	Telecom	Total
	(Dollars in thousands)
Customer lists
Balance December 31, 2007	$25,851	$—	$25,851
Acquisitions	1,045	4,799	5,844
Amortization	(10,325)	(172)	(10,497)
U.S. Cellular Common Share repurchases(2)	6,538	—	6,538
Balance September 30, 2008	$23,109	$4,627	$27,736

Balance December 31, 2006	$26,196	$—	$26,196
Acquisitions	1,560	—	1,560
Amortization	(10,633)	—	(10,633)
Impairments	(1,947)	—	(1,947)
U.S. Cellular Common Share repurchases(2)	11,763	—	11,763
Balance September 30, 2007	$26,939	$—	$26,939

(1)          U.S. Cellular’s balance includes customer lists allocated from TDS.

(2)          This adjustment is the allocation of value related to U.S. Cellular’s share buyback programs.  See Note 15 - TDS Special Common and U.S. Cellular Common Share Repurchases for a discussion of U.S. Cellular’s purchase of its Common Shares.

TDS reviews its customer lists periodically throughout the year to ensure that they are being amortized over the proper period.  No significant adjustments to the amortization periods used for customer lists were made in the nine months ended September 30, 2008.

During the third quarter 2007, it was determined that the carrying values of certain customer list balances exceeded their estimated fair values and an impairment loss of $1.9 million was recorded. The loss was included in Depreciation, amortization and accretion in the Consolidated Statements of Operations. Fair values were determined based upon a present value analysis of expected future cash flows and customer churn rates.

Based on the Customer lists balance as of September 30, 2008 amortization expense for the remainder of 2008 and for the years 2009-2013 is expected to be $3.1 million, $9.3 million, $7.1 million, $4.1 million, $1.4 million, $0.6 million, respectively, and is expected to be an aggregate of $2.1 million for the years 2014-2019.

11.       Marketable Equity Securities and Variable Prepaid Forward Contracts

Information regarding TDS’ marketable equity securities and the reconciliation of unrealized gains on marketable equity securities to total accumulated other comprehensive income are summarized below:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities – Current Assets
Rural Cellular Corporation - 0 and 719,396 Common Shares, respectively	$—	$31,718
Deutsche Telekom AG - 0 and 85,969,689 Ordinary Shares, respectively	—	1,886,175
Aggregate fair value included in Current Assets	—	1,917,893
Accounting cost basis	—	864,643
Gross unrealized holding gains (1)	—	1,053,250
Equity method unrealized gains	608	387
Income tax expense	—	(386,315)
Minority share of unrealized holding gains	—	(1,945)
Unrealized holding gains, net of tax and minority share	608	665,377
Derivative instruments, net of tax and minority share	—	(144,583)
Retirement plans, net of tax	(8,946)	(9,018)
Accumulated other comprehensive income	$(8,338)	$511,776

(1)          Upon the adoption of SFAS 159 on January 1, 2008, unrealized holding gains and losses related to the Deutsche Telekom Ordinary Shares and the collar portions of the variable prepaid forward contracts related to such shares (derivatives) were reclassified to retained earnings.  See Note 5 - Fair Value Measurements, for further details on the adoption of SFAS 159.

Prior to August 7, 2008, TDS and its subsidiaries held 719,396 common shares of Rural Cellular Corporation (“RCC”).  On August 7, 2008, RCC was acquired by Verizon Wireless, with shareholders of RCC receiving cash of $45 per share in exchange for each RCC share owned.  Accordingly, in August 2008, TDS received total cash proceeds of $32.4 million, recognized a pre-tax gain of $31.7 million and recorded a current tax liability of $11.1 million related to the exchange. As a result of this transaction, TDS and its subsidiaries no longer had any interest in RCC as of September 30, 2008.

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

In the first half of 2008, the forward contracts related to 39,000,000 Deutsche Telekom Ordinary Shares were settled at their scheduled maturity dates, while the forward contracts related to 46,969,689 Deutsche Telekom Ordinary Shares were settled prior to their scheduled maturity dates. TDS settled these forward contracts through a combination of delivery of 73,462,167 Deutsche Telekom Ordinary Shares relating to the forward contracts and cash payments. TDS sold the 12,507,522 Deutsche Telekom Ordinary Shares remaining after settlement of the forward contracts and realized cash proceeds of $226.6 million from the sale.  This amount was offset by $17.4 million and $47.4 million of cash payments paid to settle the collar (derivative liability) and debt portions of certain variable prepaid forward contracts, respectively, for which cash was delivered upon settlement.  The settlement of the forward contracts and disposition of Deutsche Telekom Ordinary Shares resulted in a current tax liability of $344.2 million; approximately 75% of this amount was paid as part of estimated tax payments as of September 30, 2008.

As a result of TDS adopting SFAS 159 as of January 1, 2008, no gain or loss was recognized upon the settlement of forward contracts and disposition of Deutsche Telekom Ordinary Shares in the first half of 2008.  Rather, changes in the fair value of the Deutsche Telekom Ordinary Shares and the collar portion of the forward contracts related to such shares were recorded in Gain (loss) on investments and financial instruments from January 1, 2008 through the respective settlement dates. See Note 5 - Fair Value Measurements for details on TDS’ adoption of SFAS 159 and the impact on TDS’ financial statements.

As a result of these transactions, TDS does not own any shares of Deutsche Telekom and no longer holds any forward contracts related to such shares.

12.       Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a minority interest. These investments are accounted for using either the equity or cost method.

TDS held a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (“LA Partnership”) as of September 30, 2008 and 2007, and recorded related income of $15.3 million and $17.9 million, respectively, for the three-month periods then ended and $49.2 million and $54.3 million, respectively, for the nine-month periods then ended.  Such amounts are included in Equity in earnings of unconsolidated entities in the Consolidated Statements of Operations.

The following table summarizes the operating results of the LA Partnership as furnished to TDS by the managing partner:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenues	$1,025,000	$953,000	$2,930,000	$2,776,000

Operating expenses	728,000	642,000	2,028,000	1,815,000
Operating income	297,000	311,000	902,000	961,000
Other income	4,000	9,000	19,000	27,000
Net income	$301,000	$320,000	$921,000	$988,000

13.       Notes Payable

TDS has a $600 million revolving credit facility available for general corporate purposes.  At September 30, 2008, there were no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’ credit rating.  TDS may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2008, the one-month LIBOR was 3.93% and the contractual spread was 60 basis points. If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 5.00% at September 30, 2008).  This credit facility expires in December 2009.

TDS also has $25 million of direct bank lines of credit at September 30, 2008, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes.  At September 30, 2008, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $699.7 million available for use. Borrowings under the revolving credit facility bear interest at the LIBOR plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2008, the one-month LIBOR was 3.93% and the contractual spread was 60 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.00% at September 30, 2008). This credit facility expires in December 2009.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from either Standard & Poor’s Rating Services or Moody’s Investors Service were lowered and would decrease if the ratings from both agencies were raised. The credit facilities would not cease to be available or accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating. However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the existing credit facilities or obtain access to new credit facilities in the future.

The maturity date of any borrowings under the TDS and U.S. Cellular revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. TDS and U.S. Cellular believe they were in compliance as of September 30, 2008 with all covenants and other requirements set forth in the revolving credit facilities and lines of credit.

14.       Commitments and Contingencies

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

Minority Interest in Subsidiaries

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, certain minority interests in consolidated entities with finite lives may meet the standard’s definition of a mandatorily redeemable financial instrument and thus require reclassification as liabilities and remeasurement at the estimated amount of cash that would be due and payable to settle such minority interests under the applicable entity’s organization agreement assuming an orderly liquidation of the finite-lived entity, net of estimated liquidation costs (the “settlement value”). TDS’ consolidated financial statements include certain minority interests that meet the standard’s definition of mandatorily redeemable financial instruments. These mandatorily redeemable minority interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the minority interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of TDS’ mandatorily redeemable minority interests range from 2042 to 2107.

The settlement value of TDS’ mandatorily redeemable minority interests is estimated to be $134.6 million at September 30, 2008. This represents the estimated amount of cash that would be due and payable to settle these minority interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2008, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150. TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the minority interests in finite-lived consolidated partnerships and LLCs at September 30, 2008 is $44.6 million, and is included in Minority interest in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable minority interests of $90.0 million is due primarily to the unrecognized appreciation of the minority interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the minority interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

15.       TDS Special Common and U.S. Cellular Common Share Repurchases

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. This authorization will expire on March 2, 2010. During the nine months ended September 30, 2008, TDS repurchased 2,863,566 Special Common Shares for $115.0 million, or an average of $40.16 per share pursuant to this authorization. During the nine months ended September 30, 2007, TDS repurchased 1,483,193 Special Common Shares for $89.1 million, or $60.06 per share. As of September 30, 2008, TDS has purchased a total of $241.7 million of Special Common Shares under this authorization, and therefore could purchase up to $8.3 million in future periods. TDS substantially completed the repurchase of TDS Special Common Shares under this authorization in October 2008.

On November 3, 2008, the TDS Board of Directors authorized the repurchase of up to $250 million in aggregate purchase price of TDS Common and/or TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise. This authorization will expire on November 3, 2011.

The Board of Directors of U.S. Cellular has authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the “Limited Authorization”). This authorization does not have an expiration date. During the nine months ended September 30, 2008, U.S. Cellular repurchased 450,000 Common Shares for $27.7 million, or an average of $61.56 per share, pursuant to this authorization.

In addition to U.S. Cellular’s Limited Authorization discussed above, on March 6, 2007, the Board of Directors of U.S. Cellular authorized the repurchase of up to 500,000 Common Shares of U.S. Cellular from time to time through open market purchases, block transactions, private transactions or other methods (the “Additional Authorization”). During the nine months ended September 30, 2007, U.S. Cellular purchased 838,000 Common Shares from an investment banking firm in private accelerated share repurchase (“ASR”) transactions dated April 4, 2007 and July 10, 2007. These purchases consisted of 338,000 shares under the Limited Authorization and 500,000 shares under the Additional Authorization.  Activity related to these purchases is detailed in the table below.

	April 4,	July 10,
	2007	2007	Total
	(Dollars in thousands, except per share amounts)
Number of shares purchased	670,000	168,000	838,000
ASR Transactions
Initial purchase price paid to investment banking firm	$49,057	$16,145	$65,202
Weighted average price per share	$73.22	$96.10	$77.81
ASR Settlements
Additional amount paid to (refunded by) investment banking firm (1)	$6,485	$(2,080)	$4,405
Final total cost of shares, including discount and commission	$55,542	$14,065	$69,607
Final weighted average price per share	$82.90	$83.72	$83.06

(1)          The cash settlements with the investment banking firm for the April 4, 2007 and July 10, 2007 ASRs occurred in December 2007 and January 2008, respectively.

TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases. Therefore, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. See Note 9 - Licenses and Goodwill, and Note 10 - Customer Lists, for details on the amounts allocated to Licenses, Goodwill and Customer Lists related to the repurchase of U.S. Cellular Common Shares for the nine months ended September 30, 2008 and 2007.

16.       Accumulated Other Comprehensive Income

The cumulative balances of gains and (losses) on marketable equity securities, derivative instruments and retirement plans and related income tax effects included in Accumulated other comprehensive income were as follows.

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Marketable Equity Securities
Balance, beginning of period (prior to adoption of SFAS 159)	$665,377	$749,978
Cumulative effect adjustment upon the adoption of SFAS 159(1)	(647,260)	—
Balance, beginning of period (after adoption of SFAS 159)	18,117	749,978
Add (deduct):
Unrealized gains	654	150,512
Income tax expense	(251)	(56,091)
	403	94,421
Unrealized gains of equity method companies	221	35
Minority share of unrealized gains	(17)	(2,536)
Net increase in unrealized gains	607	91,920

Recognized gain on disposition of marketable equity securities(2)	(31,725)	(500,126)
Income tax expense	11,647	182,948
	(20,078)	(317,178)
Minority share of income	1,962	15,586
Net recognized gain on disposition of marketable equity securities	(18,116)	(301,592)
Net change in marketable equity securities	(17,509)	(209,672)
Initial application of FIN 48(3)	—	30,306
Balance, end of period	$608	$570,612

Derivative Instruments
Balance, beginning of period (prior to adoption of SFAS 159)	$(144,583)	$(215,122)
Cumulative effect adjustment upon the adoption of SFAS 159(1)	144,583	—
Balance, beginning of period (after adoption of SFAS 159)	—	(215,122)
Add (deduct):
Recognized gain on settlement (2)	—	113,346
Income tax expense	—	(41,463)
	—	71,883
Minority share of income	—	549
Net change in derivative instruments	—	72,432
Initial application of FIN 48(3)	—	(9,583)
Balance, end of period	$—	$(152,273)

Retirement Plans
Balance, beginning of period	$(9,018)	$(12,743)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(622)	(622)
Amortization of unrecognized net loss	726	1,021
	104	399
Income tax expense	(32)	(154)
Net change in retirement plans	72	245
Balance, end of period	$(8,946)	$(12,498)

Accumulated Other Comprehensive Income
Balance, beginning of period (prior to adoption of SFAS 159)	$511,776	$522,113
Cumulative effect adjustment upon the adoption of SFAS 159(1)	(502,677)	—
Balance, beginning of period (after adoption of SFAS 159)	9,099	522,113
Add (deduct):
Net change in marketable equity securities	(17,509)	(209,672)
Net change in derivative instruments	—	72,432
Net change in retirement plans	72	245
Net change included in comprehensive income	(17,437)	(136,995)
Initial application of FIN 48(3)	—	20,723
Balance, end of period	$(8,338)	$405,841

(1)          See Note 5 - Fair Value Measurements for additional details on the cumulative effect adjustment related to the adoption of SFAS 159.

(2)          See Note 11 – Marketable Equity Securities and Variable Prepaid Forward Contracts for additional details on the disposition of marketable equity securities and the settlement of variable prepaid forward contracts.

(3)          FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Comprehensive Income
Net income	$262,467	$442,435
Net change included in comprehensive income	(17,437)	(136,995)
	$245,030	$305,440

17.       Business Segment Information

Financial data for TDS’ business segments for the three- and nine-month periods ended, or as of September 30, 2008 and 2007, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

Three Months Ended or as of September 30, 2008

				Non-	Other
	U.S.	TDS Telecom		Reportable	Reconciling
	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$1,091,875	$152,989	$54,690	$13,290	$(8,246)	$1,304,598
Cost of services and products	378,057	47,337	27,620	10,104	(1,816)	461,302
Selling, general and administrative expense	441,543	40,311	17,363	2,104	(5,239)	496,082

Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	272,275	65,341	9,707	1,082	(1,191)	347,214
Depreciation, amortization and accretion expense	145,434	33,469	5,567	731	2,774	187,975
(Gain) loss on asset disposals	6,884	78	73	—	65	7,100
Operating income (loss)	119,957	31,794	4,067	351	(4,030)	152,139
Significant non-operating items:
Equity in earnings of unconsolidated entities	22,319	12	—	—	235	22,566
Gain (loss) on investments and financial instruments	16,628	15,369	—	—	—	31,997
Investments in unconsolidated entities	175,424	6,515	—	—	45,486	227,425
Total assets	5,913,969	1,307,459	130,781	26,861	779,276	8,158,346
Capital expenditures	146,137	33,288	4,538	137	1,867	185,967

Three Months Ended or as of September 30, 2007

				Non-	Other
	U.S.	TDS Telecom		Reportable	Reconciling
	Cellular	ILEC	CLEC	Segment (1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$1,015,834	$157,240	$58,972	$11,280	$(6,441)	$1,236,885
Cost of services and products	346,907	49,069	29,253	9,783	(1,616)	433,396
Selling, general and administrative expense	418,212	43,703	19,679	176	(4,465)	477,305
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	250,715	64,468	10,040	1,321	(360)	326,184

Depreciation, amortization and accretion expense	148,014	32,642	5,832	703	2,742	189,933
(Gain) loss on asset disposals	1,762	—	—	—	—	1,762
Operating income (loss)	100,939	31,826	4,208	618	(3,102)	134,489
Significant non-operating items:
Equity in earnings of unconsolidated entities	23,782	—	—	—	41	23,823
Gain (loss) on investments and financial instruments	—	—	—	—	194,036	194,036
Marketable equity securities	16,133	—	—	—	1,785,953	1,802,086
Investments in unconsolidated entities	176,557	3,673	—	—	45,038	225,268
Total assets	5,589,454	1,717,315	145,377	29,156	2,406,606	9,887,908
Capital expenditures	130,609	23,457	3,426	233	735	158,460

Nine Months Ended or as of September 30, 2008

				Non-	Other
	U.S.	TDS Telecom		Reportable	Reconciling
	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$3,190,323	$458,003	$166,707	$37,903	$(24,886)	$3,828,050
Cost of services and products	1,111,956	139,044	82,781	28,861	(6,112)	1,356,530
Selling, general and administrative expense	1,271,544	124,208	51,846	6,371	(17,289)	1,436,680
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	806,823	194,751	32,080	2,671	(1,485)	1,034,840
Depreciation, amortization and accretion expense	433,222	100,595	17,020	2,186	9,136	562,159
(Gain) loss on asset disposals	16,776	32	317	—	65	17,190
Operating income (loss)	356,825	94,124	14,743	485	(10,686)	455,491
Significant non-operating items:
Equity in earnings of unconsolidated entities	66,361	10	—	—	574	66,945
Gain (loss) on investments and financial instruments	16,628	17,758	—	—	(2,791)	31,595
Investments in unconsolidated entities	175,424	6,515	—	—	45,486	227,425
Total assets	5,913,969	1,307,459	130,781	26,861	779,276	8,158,346
Capital expenditures	395,637	70,735	12,684	1,168	4,804	485,028

Nine Months Ended or as of September 30, 2007

				Non-	Other
	U.S.	TDS Telecom		Reportable	Reconciling
	Cellular	ILEC	CLEC	Segment (1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$2,922,154	$473,935	$179,089	$32,543	$(21,445)	$3,586,276
Cost of services and products	989,585	148,883	88,402	26,244	(5,178)	1,247,936
Selling, general and administrative expense	1,151,746	129,622	62,687	3,474	(13,963)	1,333,566
Operating income before depreciation, amortization and accretion, (gain) loss on asset disposals(3)	780,823	195,430	28,000	2,825	(2,304)	1,004,774
Depreciation, amortization and accretion expense	439,990	98,912	17,911	1,991	6,830	565,634
(Gain) loss on asset disposals	7,899	—	—	—	—	7,899
Operating income (loss)	332,934	96,518	10,089	834	(9,134)	431,241
Significant non-operating items:
Equity in earnings of unconsolidated entities	69,860	—	—	—	1,534	71,394
Gain (loss) on investments and financial instruments	126,298	—	—	—	103,409	229,707
Marketable equity securities	16,133	—	—	—	1,785,953	1,802,086
Investments in unconsolidated entities	176,557	3,673	—	—	45,038	225,268
Total assets	5,589,454	1,717,315	145,377	29,156	2,406,606	9,887,908
Capital expenditures	377,399	70,375	10,766	1,317	3,162	463,019

(1)          Represents Suttle-Straus.

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

18. Supplemental Cash Flow Disclosures

TDS withheld 11,028 and 9,466 Common Shares with an aggregate value of $0.6 million and $0.6 million, and withheld 17,314 and 23,338 Special Common Shares with an aggregate value of $0.8 million and $1.4 million during the nine months ended September 30, 2008 and 2007, respectively, from employees who exercised stock options or who received vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

U.S. Cellular withheld 287,609 and 544,000 Common Shares with an aggregate value of $16.9 million and $43.5 million during the nine months ended September 30, 2008 and 2007, respectively, from employees who exercised stock options or who received a distribution of vested restricted stock awards. Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

19. Subsequent Events

On October 24, 2008, TDS Telecom entered into an agreement to acquire State Long Distance Company, a telephone company in Wisconsin serving 11,600 equivalent access lines, for $27 million in cash, subject to working capital adjustments.  The transaction is expected to close in the fourth quarter of 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS™”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.2 million wireless customers and 1.2 million wireline equivalent access lines at September 30, 2008. TDS conducts substantially all of its wireless operations through its 81%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular®”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom®”). TDS conducts printing and distribution services through its 80%-owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and footnotes included herein and the description of TDS’ business included in Item 1 of the TDS Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2007.

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

U.S. Cellular - U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of September 30, 2008, U.S. Cellular owned or had rights to acquire interests in 244 wireless markets and operated 6,716 cell sites. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the first nine months of 2008 included the following:

•                  Total customers increased 2% year-over-year to 6.2 million at September 30, 2008; net retail customer additions were 116,000;

•                  The retail postpay churn rate was 1.4% per month. Retail postpay customers comprised approximately 87% of U.S. Cellular’s customer base as of September 30, 2008;

•                  Average monthly service revenue per customer increased 5% year-over-year to $53.40;

•                  Additions to property, plant and equipment totaled $395.6 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, purchase equipment to expand Evolution Data Optimized (“EVDO”) services to additional markets, outfit new and remodel existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 6,716; and

•                  U.S. Cellular participated in the Federal Communications Commission (“FCC”) auction of spectrum in the 700 megahertz band, known as Auction 73, indirectly through its interest in King Street Wireless, L.P. (“King Street Wireless”). U.S. Cellular is a limited partner in King Street Wireless. King Street Wireless was the provisional winning bidder for 152 licenses for an aggregate bid of $300.5 million, net of its designated entity discount of 25%. The licenses expected to be awarded to King Street Wireless cover areas that overlap or are proximate or contiguous to areas covered by licenses that U.S. Cellular currently owns, operates and/or consolidates.

Service revenues increased $242.0 million, or 9%, to $2,963.4 million in 2008 from $2,721.3 million in 2007.  Customer growth and improvements in average monthly revenue per unit have driven increased revenues.  U.S. Cellular continues to experience increases in average monthly revenue per unit driven primarily by growth in revenues from data products and services.

Operating income increased $23.9 million, or 7%, to $356.8 million in 2008 from $332.9 million in 2007.

U.S. Cellular anticipates that future growth in its operating income will be affected by the following factors:

•                  uncertainty related to current economic conditions and their impact on demand for U.S. Cellular’s products and services;

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

•                  continued enhancements to its wireless networks, including potential deployments of new technology, and its customer support and administrative systems;

•                  increasing costs of regulatory compliance; and

•                  uncertainty in future eligible telecommunication carrier (“ETC”) funding.

See “Results of Operations—Wireless” in the sections entitled “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007” and “Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007”.

2008 Wireless Estimates

U.S. Cellular expects that the industry, competitive, regulatory, and economic factors discussed above may impact its results of operations for the next several quarters.

U.S. Cellular’s estimates of full year 2008 results are shown below. Such estimates represent U.S. Cellular’s views as of the filing date of U.S. Cellular’s Form 10-Q for the nine months ended September 30, 2008.  Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2008	2007
	Estimated Results	Actual Results
Net retail customer additions	125,000-160,000	333,000
Service revenues	$3,925-$3,975 million	$3,679.2 million
Operating income	$385-$435 million	$396.2 million
Depreciation, amortization and accretion expenses(1)	Approx. $615 million	$637.1 million
Capital expenditures	$525-$575 million	$565.5 million

(1)  Includes losses on exchanges and disposals of assets.

TDS Telecom - TDS Telecom provides high-quality telecommunication services, including full-service local exchange service, long-distance telephone service, and Internet access, to rural and suburban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including both ILEC and CLEC operations. TDS Telecom’s strategy is to be the preferred provider of telecommunications services—including voice, broadband, and video services—in its chosen markets. This strategy encompasses many components, including:

•                  developing services and products;

•                  market and customer strategies;

•                  investing in networks and deploying advanced technologies;

•                  monitoring the competitive environment;

•                  advocating with respect to state and federal regulation for positions that support its ability to provide advanced telecommunications services to its customers; and

•                  exploring transactions to acquire or divest properties that would result in strengthening its operations.

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

Overall equivalent access lines served by TDS Telecom as of September 30, 2008 decreased 3% compared to September 30, 2007. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

Operating revenues decreased $29.1 million, or 4% to $619.5 million during the nine months ended September 30, 2008 from $648.6 million in 2007. The decrease in 2008 was primarily due to a decline in ILEC and CLEC physical access lines, lower rates from bundling promotions and a decrease in network usage by inter-exchange carriers.

Operating income increased to $108.9 million during the nine months ended September 30, 2008 compared to $106.6 million in 2007, as decreased revenues were offset by lower costs.  The lower costs in 2008 were primarily due to reduced contributions to certain ILEC national network access pools, various process improvements implemented by TDS Telecom and lower commission and advertising expenses related to the CLEC operations.

See “Results of Operations—Wireline” in the sections entitled “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007” and “Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007”.

2008 Wireline Estimates

TDS Telecom’s estimates of full-year 2008 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the nine months ended September 30, 2008.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	2008	2007
	Estimated Results	Actual Results
ILEC and CLEC Operations:
Operating revenues	$810-$830 million	$860.2 million
Operating income	$120-$140 million	$141.2 million
Depreciation, amortization and accretion expenses	Approx. $160 million	$157.5 million
Capital expenditures	$130-$150 million	$128.2 million

Cash Flows and Investments - TDS and its subsidiaries had cash and cash equivalents totaling $1,006.1 million, borrowing capacity under their revolving credit facilities of $1,296.3 million, and additional bank lines of credit of $25 million as of September 30, 2008. Also, during the nine months ended September 30, 2008, TDS and its subsidiaries generated $631.8 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” for additional information related to cash flows and investments, including the impacts of recent economic events.

Recent Developments

FCC Regulatory Developments

As disclosed in TDS’ Form 10-K, before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service fund (“USF”) high cost program in various ways. On April 29, 2008, the FCC adopted an interim “cap” on the USF high cost funding that goes to competitive ETCs, limiting such funding for the state to the levels provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands. While the cap is in effect, which will be of indefinite duration, wireless ETCs such as U.S. Cellular will receive less support than they otherwise would have been eligible to receive before the cap was in effect, because overall support will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in the state. The FCC order imposing the cap was published on July 1, 2008 and became effective on August 1, 2008.

The FCC also is considering other significant changes in the USF, as discussed in TDS’ Form 10-K, under the headings of “U.S. Cellular Operations, Regulation, Pending Proceedings – Universal Service” and “TDS Telecom Operations – Incumbent Local Exchange Carrier Regulation.”  Although there have been numerous recent reports indicating the FCC is considering these and other potential changes in USF funding as well as in wireless and wireline intercarrier compensation, TDS is not able to predict what, if any, changes ultimately will be adopted by the FCC. Such changes could have a material adverse impact on TDS’ financial position, results of operations, and cash flows.

Also, on July 28, 2008, at least 24 companies, including TDS, were sent a letter relating to USF from a congressional committee. The letter states that the committee is investigating the USF High Cost Program, focusing on how the recipients of support funds use the funds they receive, and requested information regarding these support funds. In addition, in October 2008, TDS Telecom received a subpoena from the FCC’s Office of Inspector General requesting information regarding depreciation rates and methodologies relating to USF, similar to subpoenas received by other companies.  TDS and U.S. Cellular have provided or will provide the information requested and intends to fully cooperate with regard to these requests. TDS and U.S. Cellular cannot predict any action that may be taken as a result of these requests.

Change in Listing from American Stock Exchange to New York Stock Exchange

In 2008, the New York Stock Exchange (“NYSE”) agreed to purchase the American Stock Exchange (“AMEX”).  As a result, TDS and U.S. Cellular determined to change their listings from the AMEX to the NYSE.  Effective September 15, 2008, TDS voluntarily transferred the listing of its Common Shares and Special Common Shares and U.S. Cellular voluntarily transferred the listing of its Common Shares from the AMEX to the NYSE.  TDS Common Shares trade under the ticker symbol “TDS” and the Special Common Shares trade under the ticker symbol “TDS.S” on the NYSE.  U.S. Cellular Common Shares trade on the NYSE under the ticker symbol “USM”.

Licenses and Goodwill Impairment Assessment

TDS performs its annual impairment assessment of goodwill and licenses in the second quarter of the year.  Given recent economic events including significant decreases in investment security values, the tightening of credit markets and other factors, TDS considered whether the decline in its market capitalization in the third quarter of 2008 required an updated impairment assessment of its goodwill and licenses at September 30, 2008.  Given that the market capitalization of U.S. Cellular at September 30, 2008 was greater than its book value, and U.S. Cellular’s operating results and key performance indicators for the three months ended September 30, 2008 provided no evidence of significant deterioration, TDS concluded that an updated impairment analysis was not required for U.S. Cellular’s goodwill or licenses at September 30, 2008.  Given the implied market capitalization of TDS Telecom at September 30, 2008, TDS performed an updated impairment assessment of TDS Telecom’s goodwill at September 30, 2008.  All of TDS Telecom’s goodwill is recorded in its ILEC reporting unit.  As a result of performing this impairment testing, TDS concluded that the fair value of the TDS Telecom ILEC reporting unit exceeded its carrying value at September 30, 2008, and therefore no impairment was recorded.  TDS will continue to monitor economic events and market conditions and will perform such impairment testing as may be required in the fourth quarter of 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

RESULTS OF OPERATIONS – CONSOLIDATED

			Increase/	Percentage
Nine Months Ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$3,190,323	$2,922,154	$268,169	9.2%
TDS Telecom	619,492	648,555	(29,063)	(4.5)%
All other(1)	18,235	15,567	2,668	17.1%
Total operating revenues	3,828,050	3,586,276	241,774	6.7%
Operating expenses
U.S. Cellular	2,833,498	2,589,220	244,278	9.4%
TDS Telecom	510,625	541,948	(31,323)	(5.8)%
All other(1)	28,436	23,867	4,569	19.1%
Total operating expenses	3,372,559	3,155,035	217,524	6.9%
Operating income (loss)
U.S. Cellular	356,825	332,934	23,891	7.2%
TDS Telecom	108,867	106,607	2,260	2.1%
All other(1)	(10,201)	(8,300)	(1,901)	(22.9)%
Total operating income (loss)	455,491	431,241	24,250	5.6%
Other income and (expenses)
Equity in earnings of unconsolidated entities	66,945	71,394	(4,449)	(6.2)%
Interest and dividend income	35,818	182,651	(146,833)	(80.4)%
Interest expense	(108,634)	(162,776)	54,142	33.3%
Gain on investments and financial instruments	31,595	229,707	(198,112)	(86.2)%
Other, net	2,086	(4,957)	7,043	N/M
Total investment and other income	27,810	316,019	(288,209)	(91.2)%

Income before income taxes, minority interest, and extraordinary item	483,301	747,260	(263,959)	(35.3)%
Income tax expense	163,536	283,845	(120,309)	(42.4)%

Income before minority interest and extraordinary item	319,765	463,415	(143,650)	(31.0)%
Minority share of income, net of tax	(57,298)	(63,807)	6,509	10.2%

Income before extraordinary item	262,467	399,608	(137,141)	(34.3)%
Extraordinary item, net of tax	—	42,827	(42,827)	N/M

Net Income	262,467	442,435	(179,968)	(40.7)%
Preferred dividend requirement	(39)	(39)	—	0.0%
Net Income Available to Common	$262,428	$442,396	$(179,968)	(40.7)%
Basic Earnings Per Share	$2.25	$3.76	$(1.51)	(40.2)%
Diluted Earnings Per Share	$2.24	$3.69	$(1.45)	(39.3)%

N/M = Not meaningful

(1)  Consists of Suttle-Straus printing and distribution operations, Corporate Operations and intercompany eliminations.

Operating Revenues

U.S. Cellular revenue growth reflects average wireless customer growth of 3% and growth in average monthly service revenue per wireless customer of 5% in 2008. The decline in TDS Telecom revenue primarily reflects the decline in physical access lines and network usage.

Operating Expenses

The increase primarily reflects costs associated with acquiring customers and serving and retaining its expanding customer base at U.S. Cellular. The reduction in TDS Telecom expenses were primarily due to reduced contributions to network access pools, process improvements and lower commission and advertising expenses.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from markets in which it has an interest and follows the equity method of accounting. TDS follows the equity method of accounting for interests in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $49.2 million and $54.3 million to Equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

Interest income decreased $27.9 million primarily due to a lower interest rate earned on cash balances in 2008 compared to 2007. The weighted average return on cash investments declined from 4.52% in 2007 to 1.48% in 2008 due to both a decline in short-term interest rates and a change in the composition of TDS’ cash investments.  TDS invested substantially all of its cash balances in prime money market funds through August 2007 and in money market funds that invest exclusively in short-term U.S. Treasury securities thereafter. Average investment balances decreased from $1,197.9 million in 2007 to $1,140.5 million in 2008.

Dividend income decreased $118.9 million in 2008 from 2007 primarily due to a $117.6 million decrease in dividends from Deutsche Telekom Ordinary Shares. This was due to the disposal of a substantial majority of these shares upon the settlement or early settlement of variable prepaid forward contracts related to such shares prior to the record date for the 2008 dividend in May 2008.

Interest expense

The decrease in interest expense in 2008 was primarily a result of a $52.3 million decrease in interest incurred on variable prepaid forward contracts due to the settlement of variable prepaid forward contracts with an aggregate principal amount of $1,754.1 million in 2007 and 2008.

Gain (loss) on investments and financial instruments

In 2008, the Gain (loss) on investments and financial instruments of $31.6 million primarily reflects a $31.7 million gain realized upon the disposition of RCC Common Shares.

In 2007, this amount includes gains and losses on the disposition of investments in:  a portion of Deutsche Telekom Ordinary Shares, a portion of Vodafone American Depository Receipts (“ADRs”) and all VeriSign Common Shares, and the settlement of the collar portions of the variable prepaid forward contracts related to such investments.  This amount also includes gains and losses from the changes in fair value of the collar portions of the variable prepaid forward contracts related to these investments.

See Note 5 - Fair Value Measurements in the Notes to Consolidated Financial Statements for more information on gains and losses on investments and financial instruments.

Other, net

Borrowing costs on the variable prepaid forward contracts decreased $4.2 million in 2008 compared to the same period in 2007 due to the settlements of variable prepaid forward contracts in 2008 and 2007.

Income tax expense

See Note 6 - Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income taxes from 2007 to 2008.

Minority share of income

Minority share of income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss and other TDS minority interests.

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(44,414)	$(55,001)
Minority Shareholders’ or Partners’	(12,816)	(8,731)
	(57,230)	(63,732)
Other	(68)	(75)
	$(57,298)	$(63,807)

Extraordinary Item

Extraordinary item was attributable to TDS Telecom’s discontinuance of the application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, in the third quarter of 2007. See Note 7 - Extraordinary Item in the Notes to Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS – WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 81%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30,(1)	2008	2007
Total market population of consolidated operating markets(2)	45,493,000	44,955,000
Customers(3)(8)	6,176,000	6,058,000
Market penetration(2)	13.6%	13.5%
Total full-time equivalent employees	8,414	7,634
Cell sites in service	6,716	6,255

For the Nine Months Ended September 30,(4)	2008	2007
Net customer additions(5)(8)	72,000	237,000
Net retail customer additions(5)	116,000	269,000
Average monthly service revenue per customer(6)(8)	$53.40	$50.67
Retail postpay churn rate per month(7)	1.4%	1.4%
Total postpay churn rate per month(7)	1.7%	1.7%

(1)          Amounts include results for U.S. Cellular’s consolidated operating markets as of September 30; results for operating markets acquired during a particular period are included as of the acquisition date.

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 82,875,000 and 7.5%, and 81,841,000 and 7.4%, as of September 30, 2008 and 2007, respectively.

As a result of exchange transactions with AT&T that closed in August 2003, U.S. Cellular obtained rights to acquire additional licenses, some of which licenses have been acquired and are reflected in the total market population of consolidated markets as of September 30, 2008.  During the first nine months of 2008, U.S. Cellular exercised its rights to acquire all but one of the remaining licenses pursuant to this exchange agreement.  License rights that were exercised but for which the licenses were not yet acquired as of September 30, 2008 will increase total market population of consolidated markets by 1,537,000 to 84,412,000.  The exercise of these rights did not require U.S. Cellular to provide any consideration to AT&T beyond that already provided in conjunction with the August 2003 exchange transaction and, thus, did not cause a change in U.S. Cellular’s Licenses balance in 2008.  U.S. Cellular continues to have a right under the August 2003 exchange agreement to acquire a majority interest in one additional license; that right does not have a stated expiration date.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2008	2007
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,379,000	5,199,000
End user customers acquired through U.S. Cellular’s agreement with a third party (“reseller customers”)*	502,000	558,000
Total postpay customers	5,881,000	5,757,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	295,000	301,000
Total customers	6,176,000	6,058,000

* Pursuant to its agreement with the third party, U.S. Cellular is compensated by the third party on a postpay basis; as a result, all customers U.S. Cellular has acquired through this agreement are considered to be postpay customers.

(4)          Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through September 30; operating markets acquired during a particular period are included as of the acquisition date.

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

(6)          Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended
	September 30,
	2008	2007
Service revenues per Consolidated Statements of Operations (000s)	$2,963,374	$2,721,341
Divided by average customers during period (000s)*	6,166	5,968
Divided by number of months in each period	9	9

Average monthly service revenue per customer	$53.40	$50.67

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

(8)          The amounts presented as of or for the nine months ended September 30, 2007 were adjusted slightly from amounts previously reported as a result of a review of U.S. Cellular’s customer reporting procedures.  The amounts previously reported as Customers, Net customer additions, and Average monthly service revenue per customer were 6,067,000, 246,000 and $50.66, respectively.

Components of Operating Income

Nine Months Ended September 30,	2008	2007	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$2,534,944	$2,357,998	$176,946	7.5%
Inbound roaming	186,441	150,195	36,246	24.1%
Long-distance and other	241,989	213,148	28,841	13.5%
Service revenues	2,963,374	2,721,341	242,033	8.9%
Equipment sales	226,949	200,813	26,136	13.0%
Total Operating Revenues	3,190,323	2,922,154	268,169	9.2%

System operations (excluding Depreciation, amortization and accretion reported below)	585,141	529,172	55,969	10.6%
Cost of equipment sold	526,815	460,413	66,402	14.4%
Selling, general and administrative	1,271,544	1,151,746	119,798	10.4%
Depreciation, amortization and accretion	433,222	439,990	(6,768)	(1.5)%
Loss on asset disposals, net	16,776	7,899	8,877	N/M
Total Operating Expenses	2,833,498	2,589,220	244,278	9.4%
Total Operating Income	$356,825	$332,934	$23,891	7.2%

N/M = Not meaningful

Operating Revenues

Service revenues

Service revenues primarily consist of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”); (iii) charges for long-distance calls made on U.S. Cellular’s systems; and (iv) amounts received from the USF as an ETC.

The increase in service revenues was due to the growth in the average customer base, which increased 3% to 6.2 million in 2008 from 6.0 million in 2007, and higher average monthly service revenue per customer; average monthly service revenue per customer averaged $53.40 in 2008 and $50.67 in 2007.

Retail service revenues

The increase in retail service revenues in 2008 was due primarily to growth in U.S. Cellular’s average customer base and an increase in average monthly retail service revenue per customer.

The increase in the average number of customers was primarily driven by the net retail customer additions that U.S. Cellular generated from its marketing distribution channels. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

U.S. Cellular anticipates that its customer base will increase during 2008 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broader line of handsets and other products, and improvements in distribution. U.S. Cellular believes growth in its customer base will be primarily from capturing wireless users switching from other wireless carriers or increasing the number of multi-device users rather than by adding users that are new to the service. However, the level of growth in the customer base for 2008 will depend upon U.S. Cellular’s ability to attract new customers and retain existing customers in a highly and increasingly competitive marketplace. The rate of growth in U.S. Cellular’s total customer base has slowed from 2007 to 2008 as U.S. Cellular’s total customers increased 6% from September 30, 2006 to September 30, 2007, and 2% from September 30, 2007 to September 30, 2008.  During the third quarter of 2008, U.S. Cellular’s total retail customers decreased by 3,000 and its total reseller customers decreased by 15,000. See “Overview - 2008 Estimates” for U.S. Cellular’s estimate of net retail customer additions for 2008.

Average monthly retail service revenue per customer increased 4% to $45.68 in 2008 from $43.90 in 2007. The increase in average monthly retail service revenue per customer was driven primarily by growth in revenues from data products and services.

Monthly local retail voice minutes of use per customer averaged 700 in 2008 and 671 in 2007. The increase in 2008 was driven primarily by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage. The impact on retail service revenues of the increase in average monthly minutes of use was offset by a decrease in average revenue per minute of use. The decrease in average revenue per minute of use reflects the impact of increasing competition, which has led to the inclusion of an increasing number of minutes in package pricing plans and the inclusion of features such as unlimited inbound calling, which U.S. Cellular had made a differentiating factor in its current calling plans, as well as unlimited night and weekend minutes and unlimited mobile-to-mobile minutes in certain pricing plans. U.S. Cellular anticipates that its average revenue per minute of use may continue to decline in the future, reflecting increased competition and continued penetration of the consumer market.

Revenues from data products and services grew significantly year-over-year, totaling $369.6 million in 2008 and $260.1 million in 2007, and representing 12% of total service revenues in 2008 compared to 10% of total service revenues in 2007. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing acceptance and usage of U.S. Cellular’s text messaging and picture messaging services, easyedgeSM service and applications, and Smartphone handsets and services.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to an increase in roaming minutes of use, partially offset by a decline in rate per minute caused by decreases in rates with key roaming partners. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products and services, which led to an increase in inbound traffic from other wireless carriers.

A portion of the inbound roaming revenues is derived from Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”).  During June 2008, Verizon and Alltel entered into an agreement pursuant to which Verizon will acquire Alltel, subject to certain conditions.  Subject to regulatory approvals, this transaction is expected to close later in 2008 or in 2009.  As a result of this transaction, the network footprints of Verizon and Alltel will be combined.  This is expected to result in significant decreases in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity is expected to almost cease using U.S. Cellular’s network in certain coverage areas that are currently used by Verizon and Alltel (as separate entities).  U.S. Cellular anticipates that such a decline would more than offset the positive impact of the trends of increasing minutes of use and increasing data usage described in the preceding paragraph. Additional changes in the network footprints of other carriers also could have an adverse effect on U.S. Cellular’s inbound roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of inbound roaming revenues for U.S. Cellular.  U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts as a result of the aforementioned industry consolidation. The foregoing could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Long-distance and other revenues

In 2008, there was a $32.3 million increase in other revenues, partially offset by a $3.5 million decrease in long-distance revenues.  The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. U.S. Cellular was eligible to receive ETC funds in eleven states in 2008 and eight states in 2007; the ETC revenue amounts recorded were $100.1 million in 2008 and $70.8 million in 2007.  See “Recent Developments” in the preceding “Overview” section for a discussion of the pending changes in USF funding for wireless ETCs.

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

The increase in 2008 equipment sales revenues was driven by an increase of 14% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities, partially offset by a decline in total handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $21.8 million, or 18%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans;

•                  maintenance, utility and cell site expenses increased $20.9 million, or 10%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, rent expense per cell site, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,716 in 2008 and 6,255 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations; and

•                  the cost of network usage on U.S. Cellular’s systems increased $13.3 million, or 7%, in 2008, as voice and data usage on U.S. Cellular’s systems increased driven primarily by continued migration to voice plans with a larger number of packaged minutes, text messaging plans, and other data offerings. In addition, data network and developer costs increased due to the increase in data usage.

U.S. Cellular expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

•                  increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality;

•                  continued expansion of EVDO services to additional markets; and

•                  increases in voice minutes of use and data usage, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage on U.S. Cellular’s and other carriers’ networks.

Cost of equipment sold

Cost of equipment sold increased in 2008 primarily from a 16% increase in the average cost per handset sold as a result of sales of more expensive handsets with expanded capabilities.  U.S. Cellular believes that the expanded capabilities will drive increases in data revenues.

U.S. Cellular expects loss on equipment, defined as equipment sales revenues less cost of equipment sold, to increase in the foreseeable future as wireless carriers continue to use handset availability and pricing as a means of competitive differentiation. New handsets with expanded capabilities, particularly Smartphones, generally have higher purchase costs for carriers which, due to competitive market conditions, generally cannot be recovered through proportionately higher selling prices to customers.

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

The increase in Selling, general and administrative expenses in 2008 was due to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008, and increased regulatory charges and taxes. Key components of the increase in Selling, general and administrative expenses were as follows:

•                  general and administrative expenses increased $58.3 million, or 10%, in 2008, due to increases in expenses related to the operations of U.S. Cellular’s regional support offices; increases related to bad debts expense (reflecting both higher revenues and higher bad debts experience as a percent of revenues); increases in consulting and outsourcing expenses; and increases in federal universal service fund contributions and other regulatory fees and taxes;

•                  advertising expenses increased $37.6 million, or 23%, in 2008, primarily due to an increase in media purchases, including the launch in June 2008 of a new branding campaign, Believe in Something Better™;

•                  other selling and marketing expenses increased $23.9 million, or 6%, in 2008, reflecting more retail sales associates, higher retail facilities expenses as U.S. Cellular assumed responsibility for the operation of certain retail stores previously operated by independent dealers, and higher commissions due to a greater number of customer renewal transactions.

U.S. Cellular expects Selling, general and administrative expenses to increase in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other asset retirements.

RESULTS OF OPERATIONS – WIRELINE

TDS Telecom served 1,176,300 equivalent access lines at September 30, 2008, a decrease of 30,400 lines from the 1,206,700 equivalent access lines served at September 30, 2007.

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

TDS Telecom’s ILEC subsidiaries served 773,700 equivalent access lines at September 30, 2008, an increase of 10,700 lines from the 763,000 equivalent access lines served at September 30, 2007.  Acquisitions added 6,900 of these equivalent access lines in 2008.

TDS Telecom’s CLEC served 402,600 equivalent access lines at September 30, 2008, a decrease of 41,100 lines from the 443,700 served at September 30, 2007.  The decline in 2008 is primarily the result of attrition in residential customers due to a shift in TDS Telecom’s CLEC strategy to focus on serving primarily a commercial subscriber base.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of September 30,	2008	2007

ILEC
Equivalent access lines	773,700	763,000
Physical access lines	568,900	595,100
Digital subscriber line (DSL) accounts	171,000	135,500
Dial-up Internet service accounts	39,500	61,300
Long-distance customers	346,600	346,400

CLEC
Equivalent access lines	402,600	443,700
Digital subscriber line (DSL) accounts	41,200	43,600
Dial-up Internet service accounts	5,400	8,200

TDS Telecom

Components of Operating Income

			Increase/	Percentage
Nine months ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Operating revenues
ILEC revenues	$458,003	$473,935	$(15,932)	(3.4)%
CLEC revenues	166,707	179,089	(12,382)	(6.9)%
Intra-company elimination	(5,218)	(4,469)	(749)	(16.8)%
TDS Telecom operating revenues	619,492	648,555	(29,063)	(4.5)%

Operating expenses
ILEC expenses	363,879	377,417	(13,538)	(3.6)%
CLEC expenses	151,964	169,000	(17,036)	(10.1)%
Intra-company elimination	(5,218)	(4,469)	(749)	(16.8)%
TDS Telecom operating expenses	510,625	541,948	(31,323)	(5.8)%

TDS Telecom operating income	$108,867	$106,607	$2,260	2.1%

Operating revenues

Operating revenues decreased in 2008 primarily due to a decline in ILEC and CLEC physical access lines, lower rates resulting from bundling of services and a decrease in network usage by inter-exchange carriers.  These decreases were partially offset by the increase in ILEC data customers and revenues.

Operating expenses

Operating expenses decreased in 2008 primarily due to reduced contributions to certain ILEC national network access pools, various process improvements implemented by TDS Telecom and lower commission and advertising expenses related to the CLEC operations.

ILEC Operations

Components of Operating Income

			Increase/	Percentage
Nine months ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Voice revenues	$153,723	$167,396	$(13,673)	(8.2)%
Data revenues	65,888	52,689	13,199	25.1%
Network access revenues	210,008	227,675	(17,667)	(7.8)%
Miscellaneous revenues	28,384	26,175	2,209	8.4%
Total operating revenues	458,003	473,935	(15,932)	(3.4)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	139,044	148,883	(9,839)	(6.6)%
Selling, general and administrative expenses	124,208	129,622	(5,414)	(4.2)%
Depreciation, amortization and accretion	100,595	98,912	1,683	1.7%
(Gain) loss on asset disposals, net	32	—	32	N/M
Total operating expenses	363,879	377,417	(13,538)	(3.6)%

Total operating income	$94,124	$96,518	$(2,394)	(2.5)%

N/M – Not meaningful

Operating Revenues

Voice revenues (charges for the provision of local telephone exchange service and reselling long-distance service).

The decrease in voice revenues in 2008 was primarily due to a 5% decline in average physical access lines in service which negatively impacted local service revenues by $6.8 million.  Second line disconnections accounted for 19% of the physical access line decline and were significantly influenced by subscribers converting to DSL service.  Additionally, local service and long-distance revenues decreased by $5.5 million due to an increase in bundled offerings, which encourages customers to bundle products such as local service, long-distance, advance calling features and voice messaging services at a reduced price.

As discussed in Note 7 – Extraordinary Item in the Notes to the Consolidated Financial Statements, TDS Telecom’s ILEC operations discontinued the application of SFAS 71 at the end of the third quarter of 2007.  The discontinuance of SFAS 71 further decreased voice revenues by $2.2 million from 2007 to 2008.  Under SFAS 71, telecommunications companies were required to recognize activation fees as revenue when a subscriber connected to TDS Telecom’s local network.  Upon discontinuance of SFAS 71, activation fees are required to be deferred over the estimated life of the subscriber.

Data revenues (charges for providing Internet and other data related services).

The growth in data revenues in 2008 was primarily due to the growth in average DSL customers which grew by 29% and accounted for increased revenues of $11.6 million.  Customers converting to higher DSL speeds drove the average revenue per customer higher, increasing revenues $1.5 million in 2008.  Also, new data service offerings generated an additional $1.6 million in revenues in 2008.  These increases were partially offset by a $1.7 million decrease in dial-up Internet subscriber revenue primarily related to a decrease in subscribers partially offset by higher dial-up rates.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues declined $9.1 million in 2008 compared to 2007 due to a 19% decline in intra-state minutes of use.  In addition, TDS Telecom’s ILEC operations elected in July of 2007 to exit certain national network access pools which resulted in an additional $4.1 million reduction in access revenues in 2008.  The decision to exit these pools correspondingly reduced operating expenses by $7.8 million, resulting in a positive impact on operating income of $3.7 million in 2008.  A reduction in expenses recoverable through the interstate pools also reduced access revenues by $2.8 million in 2008.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment, providing billing and collection services, and selling direct broadcast satellite service as well as other miscellaneous services).

The increase in miscellaneous revenues was primarily due to the discontinuance of the application of SFAS 71 in the third quarter of 2007.  Under SFAS 71, telecommunications companies were required for regulatory purposes to report bad debt expense as a reduction of revenues.  Upon discontinuance of SFAS 71, bad debt expense is recorded as a Selling, general and administrative expense.  In 2007, revenues were reduced by $3.2 million for bad debt expense.

Operating Expenses

Cost of services and products

The reduction in cost of services and products expense in 2008 was primarily due to TDS Telecom’s election to exit certain national network access pools in July of 2007.  As noted above under “Network access revenues,” this decision decreased revenues by $4.1 million in 2008, while also reducing contributions to the pool by $7.8 million, resulting in a positive impact on operating income of $3.7 million.  Additionally, the discontinuance of the application of SFAS 71 (as noted above) decreased costs by $1.3 million from 2007 to 2008.  Under SFAS 71, telecommunications companies were required to recognize expenses associated with customer activation as expenses as incurred.  Upon discontinuance of SFAS 71, costs associated with customer activation are required to be deferred and recognized over the estimated life of the subscriber.

Selling, general and administrative expenses

The decrease in Selling, general and administrative expenses in 2008 was primarily related to a reduction in payroll related costs of $6.9 million as well as expense reductions of $3.3 million due to cost reduction efforts.  Partially offsetting these decreases was a $4.8 million bad debt expense resulting from the discontinuance of the application of SFAS 71 in the third quarter of 2007.  As noted in the “Miscellaneous revenues” section above, TDS Telecom’s discontinuance of the application of SFAS 71 resulted in a reclassification of bad debt expense from miscellaneous revenues (where it was shown as a reduction in revenues) to an increase in Selling, general and administrative expense.

CLEC Operations

Components of Operating Income

			Increase/	Percentage
Nine months ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Retail revenues	$153,831	$162,330	$(8,499)	(5.2)%
Wholesale revenues	12,876	16,759	(3,883)	(23.2)%
Total operating revenues	166,707	179,089	(12,382)	(6.9)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	82,781	88,402	(5,621)	(6.4)%
Selling, general and administrative expenses	51,846	62,687	(10,841)	(17.3)%
Depreciation, amortization and accretion	17,020	17,911	(891)	(5.0)%
(Gain) loss on asset disposals, net	317	—	317	N/M
Total operating expenses	151,964	169,000	(17,036)	(10.1)%

Total operating income	$14,743	$10,089	$4,654	46.1%

N/M - Not meaningful

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 7% in 2008 compared to 2007, which resulted in a decrease in retail revenues of $10.8 million.  Average residential equivalent access lines decreased 20%, while average commercial equivalent access lines experienced a slight decrease of 1%, as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  The shift to a commercial focus generated higher average revenue per subscriber resulting in an increase in revenues of $2.3 million in 2008.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2008 was primarily driven by a 23% reduction in minutes of use.

Operating Expenses

Cost of services and products

Settlements with two inter-exchange carriers related to the pricing of certain services reduced the cost of services in 2008 by $2.4 million.  Additionally, a reduction in purchased network related services, primarily caused by the smaller residential customer base, decreased expenses by $2.8 million.

Selling, general and administrative expenses

The decrease in 2008 was primarily due to cost containment efforts, primarily a reduction in payroll costs, which reduced expenses by $6.3 million in 2008.  Also, residential advertising expense decreased $2.7 million as TDS Telecom continues to realign its expenditures to focus mainly on its commercial markets.  In addition, a restructuring of commission compensation decreased expenses $1.8 million.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

RESULTS OF OPERATIONS – CONSOLIDATED

			Increase/	Percentage
Three Months Ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,091,875	$1,015,834	$76,041	7.5%
TDS Telecom	205,992	214,632	(8,640)	(4.0)%
All other(1)	6,731	6,419	312	4.9%
Total operating revenues	1,304,598	1,236,885	67,713	5.5%
Operating expenses
U.S. Cellular	971,918	914,895	57,023	6.2%
TDS Telecom	170,131	178,598	(8,467)	(4.7)%
All other(1)	10,410	8,903	1,507	16.9%
Total operating expenses	1,152,459	1,102,396	50,063	4.5%
Operating income (loss)
U.S. Cellular	119,957	100,939	19,018	18.8%
TDS Telecom	35,861	36,034	(173)	(0.5)%
All other(1)	(3,679)	(2,484)	(1,195)	(48.1)%
Total operating income (loss)	152,139	134,489	17,650	13.1%
Other income and (expenses)
Equity in earnings of unconsolidated entities	22,566	23,823	(1,257)	(5.3)%
Interest and dividend income	8,617	18,687	(10,070)	(53.9)%
Interest expense	(31,684)	(49,730)	18,046	36.3%
Gain on investments and financial instruments	31,997	194,036	(162,039)	(83.5)%
Other, net	383	(865)	1,248	N/M
Total investment and other income	31,879	185,951	(154,072)	(82.9)%

Income before income taxes, minority interest and extraordinary item	184,018	320,440	(136,422)	(42.6)%
Income tax expense	61,024	115,907	(54,883)	(47.4)%

Income before minority interest and extraordinary item	122,994	204,533	(81,539)	(39.9)%
Minority share of income, net of tax	(21,771)	(15,623)	(6,148)	(39.4)%

Income before extraordinary item	101,223	188,910	(87,687)	(46.4)%
Extraordinary item, net of tax	—	42,827	(42,827)	N/M

Net income	101,223	231,737	(130,514)	(56.3)%
Preferred dividend requirement	(13)	(13)	—	0.0%
Net Income Available to Common	$101,210	$231,724	$(130,514)	(56.3)%
Basic Earnings Per Share	$0.87	$1.95	$(1.08)	(55.4)%
Diluted Earnings Per Share	$0.87	$1.93	$(1.06)	(54.9)%

N/M = Not meaningful

(1)  Consists of Suttle-Straus printing and distribution operations, Corporate Operations and intercompany eliminations.

Operating Revenues

U.S. Cellular revenue growth reflects average wireless customer growth of 3% and growth in average monthly service revenue per wireless customer of 4% in 2008. TDS Telecom revenue declined primarily due to a decline in physical access lines and network usage.

Operating Expenses

The increase primarily reflects costs associated with acquiring customers and serving and retaining its expanding customer base at U.S. Cellular. The reduction in TDS Telecom expenses was primarily due to process improvements.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $15.3 million and $17.9 million to Equity in earnings from unconsolidated entities in 2008 and 2007, respectively.

Interest and dividend income

Interest and dividend income decreased primarily due to a $10.5 million decline in interest income. This was caused by a lower interest rate earned on cash balances in 2008 compared to 2007. The weighted average return on cash investments declined from 4.42% in 2007 to 1.07% in 2008 due to both a decline in short-term interest rates and a change in the composition of TDS’ cash investments.  TDS invested substantially all of its cash balances in prime money market funds through August 2007 and in money market funds that invest exclusively in short-term U.S. Treasury securities thereafter. Average investment balances decreased from $1,313.5 million in 2007 to $1,110.0 million in 2008.

Interest expense

The decrease in interest expense in 2008 was primarily a result of a $17.9 million decrease in interest incurred on variable prepaid forward contracts due to the settlement of variable prepaid forward contracts with an aggregate principal amount of $1,754.1 million in 2007 and 2008.

Gain (loss) on investments and financial instruments

In 2008, this amount primarily consists of a $31.7 million gain realized upon the disposition of Rural Cellular Corporation Common Shares.

In 2007, this amount includes gains and losses on the disposition of investments in: a portion of Deutsche Telekom Ordinary Shares, a portion of Vodafone ADRs, and settlement of the collar portions of the variable prepaid forward contracts related to such investments.  This amount also includes gains and losses from changes in the fair value of the collar portions of the variable prepaid forward contracts related to these investments.

See Note 5 - Fair Value Measurements in the Notes to Consolidated Financial Statements, for more information on the detail of gains and losses on investments and financial instruments.

Other, net

Borrowing costs on the variable prepaid forward contracts decreased $1.5 million in 2008 compared to 2007.

Income tax expense

See Note 6 - Income Taxes in the Notes to the Consolidated Financial Statements for a discussion of the change in income taxes from 2007 to 2008.

Minority share of income

Minority share of income includes the minority public shareholders’ share of U.S. Cellular’s net income, the minority shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss and other TDS minority interests.

	Three Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Minority Share of Income
U.S. Cellular
Minority Public Shareholders’	$(17,090)	$(12,244)
Minority Shareholders’ or Partners’	(4,647)	(3,329)
	(21,737)	(15,573)
Other	(34)	(50)
	$(21,771)	$(15,623)

Extraordinary Item

Extraordinary item was attributable to TDS Telecom’s discontinuance of the application of SFAS 71. See Note 7 - Extraordinary Item in the Notes to Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS – WIRELESS

Components of Operating Income

Three Months Ended September 30,	2008	2007	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$855,167	$814,948	$40,219	4.9%
Inbound roaming	69,319	60,843	8,476	13.9%
Long-distance and other	89,442	78,749	10,693	13.6%
Service revenues	1,013,928	954,540	59,388	6.2%
Equipment sales	77,947	61,294	16,653	27.2%
Total Operating Revenues	1,091,875	1,015,834	76,041	7.5%

System operations (excluding Depreciation, amortization and accretion reported below)	197,473	185,479	11,994	6.5%
Cost of equipment sold	180,584	161,428	19,156	11.9%
Selling, general and administrative	441,543	418,212	23,331	5.6%
Depreciation, amortization and accretion	145,434	148,014	(2,580)	(1.7)%
Loss on asset disposals, net	6,884	1,762	5,122	N/M
Total Operating Expenses	971,918	914,895	57,023	6.2%
Total Operating Income	$119,957	$100,939	$19,018	18.8%

N/M = Not meaningful

Operating Revenues

Service revenues

The increase in service revenues was due to the growth in the average customer base, which increased 3% to 6.2 million in 2008 from 6.0 million in 2007, and higher average monthly service revenue per customer; average monthly service revenue per customer averaged $54.59 in 2008 and $52.73 in 2007.

Retail service revenues

The increase in retail service revenues in 2008 was due primarily to growth in U.S. Cellular’s average customer base and an increase in average monthly retail service revenue per customer.

The increase in the average number of customers was primarily driven by the net retail customer additions that U.S. Cellular generated from its marketing distribution channels. The average number of customers also was affected by the timing of acquisitions, divestitures and exchanges.

Average monthly retail service revenue per customer increased 2% to $46.04 in 2008 from $45.03 in 2007. The increase in average monthly retail service revenue per customer was driven primarily by growth from data products and services.

Monthly local retail voice minutes of use per customer averaged 695 in 2008 and 680 in 2007. The increase was driven primarily by U.S. Cellular’s focus on designing sales incentive programs and customer billing rate plans to stimulate overall usage.

Revenues from data products and services grew significantly year-over-year, totaling $130.2 million in 2008 and $96.8 million in 2007, and representing 13% of total service revenues in 2008 compared to 10% of total service revenues in 2007. This growth reflected customers’ continued and increasing acceptance and usage of U.S. Cellular’s text messaging and picture messaging services, easyedgeSM service and applications, and Smartphone handsets and services.

Inbound roaming revenues

The increase in inbound roaming revenues in 2008 was related primarily to an increase in roaming minutes of use, partially offset by a decline in rate per minute caused by decreases in rates with key roaming partners. The increase in inbound roaming minutes of use was driven primarily by the overall growth in the number of customers and retail minutes of use per customer throughout the wireless industry, including usage related to data products and services, which led to an increase in inbound traffic from other wireless carriers.

Long-distance and other revenues

The increase in 2008 reflected an $11.6 million increase in other revenues, partially offset by a $0.9 million decrease in long-distance revenues. The growth in other revenues was due primarily to an increase in ETC funds that were received from the USF. U.S. Cellular was eligible to receive ETC funds in eleven states in 2008 and nine states in 2007; the ETC revenue amounts recorded were $38.2 million in 2008 and $27.4 million in 2007.

Equipment sales revenues

The increase in 2008 equipment sales revenues was driven by an increase of 30% in average revenue per handset sold, primarily reflecting the sale of more expensive handsets with expanded capabilities, partially offset by a decline in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in system operations expenses were as follows:

•                  expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $5.3 million, or 11%, in 2008. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans;

•                  the cost of network usage on U.S. Cellular’s systems increased $4.4 million, or 7%, in 2008, as voice and data usage on U.S. Cellular’s systems increased driven primarily by continued migration to voice plans with a larger number of packaged minutes, text message plans, and other data offerings. In addition, data network and developer costs increased due to the increase in data usage; and

•                  maintenance, utility and cell site expenses increased $2.3 million, or 3%, in 2008, primarily driven by increases in the number of cell sites within U.S. Cellular’s network, rent expense per cell site, and software maintenance costs to support rapidly growing data needs. The number of cell sites totaled 6,716 in 2008 and 6,255 in 2007, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets and also through acquisitions of existing wireless operations.

Cost of equipment sold

The increase in Cost of equipment sold was due primarily to a 14% increase in the average cost per handset sold as a result of sales of more expensive handsets with expanded capabilities.

Selling, general and administrative expenses

The increase in Selling, general and administrative expenses in 2008 was due primarily to higher expenses associated with acquiring, serving and retaining customers, driven in part by an increase in U.S. Cellular’s customer base in 2008; increased regulatory charges and taxes also drove the increase. Key components of the increase in selling, general and administrative expenses were as follows:

•                  advertising expenses increased $12.3 million, or 19%, in 2008, primarily due to an increase in media purchases, including the launch in June 2008 of a new branding campaign, Believe in Something Better™;

•                  general and administrative expenses increased $6.4 million, or 3%, in 2008, due to higher expenses related to the operations of U.S. Cellular’s regional support offices and higher federal universal service fund contributions, partially offset by a decrease related to bad debts expense (reflecting lower bad debts experience as a percent of revenues); and

•                  other selling and marketing expenses increased $4.6 million, or 4%, in 2008, reflecting more retail sales associates, higher commissions due to a greater number of customer renewal transactions and higher retail facilities expenses.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other asset retirements.

RESULTS OF OPERATIONS – WIRELINE

TDS Telecom

Components of Operating Income

			Increase/	Percentage
Three months ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Operating revenues
ILEC revenues	$152,989	$157,240	$(4,251)	(2.7)%
CLEC revenues	54,690	58,972	(4,282)	(7.3)%
Intra-company elimination	(1,687)	(1,580)	(107)	(6.8)%
TDS Telecom operating revenues	205,992	214,632	(8,640)	(4.0)%

Operating expenses
ILEC expenses	121,195	125,414	(4,219)	(3.4)%
CLEC expenses	50,623	54,764	(4,141)	(7.6)%
Intra-company elimination	(1,687)	(1,580)	(107)	(6.8)%
TDS Telecom operating expenses	170,131	178,598	(8,467)	(4.7)%

TDS Telecom operating income	$35,861	$36,034	$(173)	(0.5)%

Operating revenues

Operating revenues decreased in 2008 primarily due to a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers. These decreases were partially offset by an increase in ILEC data revenues.

Operating expenses

Operating expenses decreased in 2008 primarily due to various process improvements implemented by TDS Telecom.

ILEC Operations

Components of Operating Income

			Increase/	Percentage
Three months ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Voice revenues	$51,222	$53,427	$(2,205)	(4.1)%
Data revenues	22,964	18,726	4,238	22.6%
Network access revenues	69,199	74,473	(5,274)	(7.1)%
Miscellaneous revenues	9,604	10,614	(1,010)	(9.5)%
Total operating revenues	152,989	157,240	(4,251)	(2.7)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	47,337	49,069	(1,732)	(3.5)%
Selling, general and administrative expenses	40,311	43,703	(3,392)	(7.8)%
Depreciation, amortization and accretion	33,469	32,642	827	2.5%
(Gain) loss on asset disposals, net	78	—	78	N/M
Total operating expenses	121,195	125,414	(4,219)	(3.4)%

Total operating income	$31,794	$31,826	$(32)	(0.1)%

N/M – Not meaningful

Operating Revenues

Voice revenues

The decline in voice revenues in 2008 was primarily due to a 5% decline in average physical access lines in service which negatively impacted local service revenues by $2.5 million. Second line disconnections accounted for 21% of the physical access line decline and were significantly influenced by subscribers converting to DSL service.

As discussed in Note 7 – Extraordinary Item, TDS Telecom’s ILEC operations discontinued the application of SFAS 71 in the third quarter of 2007. The discontinuance of SFAS 71 further decreased voice revenues by $0.7 million from 2007 to 2008. Under SFAS 71, telecommunications companies were required to recognize activation fees as revenue upon subscribers’ connection to TDS Telecom’s local network. Upon discontinuance of SFAS 71, activation fees are required to be deferred over the estimated life of the subscriber.

Data revenues

Data revenues increased in 2008 primarily due to the increase in average DSL customers, which grew by 26%, and increased revenues by $3.9 million. New data service offerings also generated an additional $0.5 million in revenues in 2008. These increases were partially offset by a $0.6 million decline in data revenues from dial-up Internet subscribers primarily related to subscriber losses somewhat offset by higher dial-up rates.

Network access revenues

The decline in network access revenues in the third quarter of 2008 compared to 2007 was primarily due to a 19% decline in intra-state minutes of use as well as a reduction in expenses recoverable through the interstate pools.

Miscellaneous revenues

The primary cause of the decrease in miscellaneous revenues was the decline in business system sales. Partially offsetting this decrease was a reclassification of bad debt expense due to the discontinuance of the application of SFAS 71 in the third quarter of 2007. Under SFAS 71, telecommunications companies were required for regulatory purposes to report bad debt expense as a reduction of revenues. Upon discontinuance of SFAS 71, bad debt expense is recorded as a Selling, general and administrative expense. In 2007, revenues were reduced by $1.2 million for bad debt expense.

Operating Expenses

Cost of services and products

The discontinuance of the application of SFAS 71 decreased costs by $0.4 million from 2007 to 2008. Under SFAS 71, telecommunications companies were required to recognize expenses associated with customer activation as expenses as incurred. Upon discontinuance of SFAS 71, costs associated with customer activation are required to be deferred and recognized over the estimated life of the subscriber.

Selling, general and administrative expenses

The decrease in Selling, general and administrative expenses in 2008 was primarily related to a reduction in payroll related costs of $3.4 million as well as expense reductions of $1.5 million due to other cost containment efforts. Partially offsetting these decreases was a $1.5 million bad debt expense resulting from the discontinuance of the application of SFAS 71 in the third quarter of 2007. As noted in the “Miscellaneous revenues” section above, TDS Telecom’s discontinuance of the application of SFAS 71 resulted in a reclassification of bad debt expense from miscellaneous revenues (where it was shown as a reduction in revenues) to an increase in Selling, general and administrative expense.

CLEC Operations

Components of Operating Income

			Increase/	Percentage
Three months ended September 30,	2008	2007	(Decrease)	Change
	(Dollars in thousands)

Retail revenues	$50,525	$53,839	$(3,314)	(6.2)%
Wholesale revenues	4,165	5,133	(968)	(18.9)%
Total operating revenues	54,690	58,972	(4,282)	(7.3)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	27,620	29,253	(1,633)	(5.6)%
Selling, general and administrative expenses	17,363	19,679	(2,316)	(11.8)%
Depreciation, amortization and accretion	5,567	5,832	(265)	(4.5)%
(Gain) loss on asset disposals, net	73	—	73	N/M
Total operating expenses	50,623	54,764	(4,141)	(7.6)%

Total operating income	$4,067	$4,208	$(141)	(3.4)%

N/M - Not meaningful

Operating Revenues

Retail revenues

Average CLEC equivalent access lines in service declined 9% in 2008 compared to 2007, which resulted in a decrease in retail revenues of $4.4 million. Average residential equivalent access lines decreased 22%, while average commercial equivalent access lines experienced a decrease of 2%, as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base. The shift to a commercial focus generated higher average revenue per subscriber resulting in an increase in revenues of $1.1 million in 2008.

Wholesale revenues

The decline in wholesale revenues in 2008 was driven by a 19% reduction in minutes of use.

Operating Expenses

Cost of services and products

The decrease in 2008 was primarily driven by the reduction in purchased network elements resulting from the reduction in residential customer base.

Selling, general and administrative expenses

The decrease in 2008 was primarily due to a decrease of $0.8 million in advertising expenses and commissions as TDS Telecom continues to realign its expenditures to focus mainly on its commercial markets. Additionally, cost containment efforts, primarily a reduction in payroll costs, reduced expenses by $1.5 million in 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. TDS adopted SFAS 157 for its financial assets and liabilities effective January 1, 2008. In October 2008, the FASB issued FSP FAS 157-3 to clarify and demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. As of September 30, 2008, TDS did not have any financial assets or liabilities that required the application of SFAS 157. TDS is currently reviewing the requirements of SFAS 157 related to its nonfinancial assets and liabilities which become effective January 1, 2009, and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method, a method that requires the acquirer to measure and recognize the acquiree on an entire entity basis and recognize the assets acquired and liabilities assumed at their fair values as of the date of acquisition. However, SFAS 141(R) changes the method of applying the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs previously capitalized and requiring the accrual at fair value of certain contractual and noncontractual contingencies. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) also would be determined in accordance with the provisions of SFAS 141(R). TDS has determined that any transaction costs incurred and capitalized in 2008 for a business combination that will not close until on or after January 1, 2009 will be expensed upon TDS’ adoption of SFAS 141(R) on January 1, 2009. TDS does not anticipate that this treatment will have a significant impact on its financial position or results of operations. TDS is currently reviewing the remaining requirements of SFAS 141(R) and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries—a replacement of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to establish new standards that will govern the accounting and reporting of (1) noncontrolling interests (commonly referred to as minority interests) in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. SFAS 160 also establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions, not as step acquisitions under SFAS 141. SFAS 160 is effective for TDS on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements, which will be applied retrospectively. TDS is currently reviewing the requirements of SFAS 160 and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. The Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for TDS beginning January 1, 2009. As of September 30, 2008, TDS did not hold any derivative instruments and, therefore, does not expect any impact as a result of this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles. The SEC approved the amendments on September 15, 2008. Therefore, SFAS 162 is effective as of November 15, 2008. TDS does not anticipate that the adoption of SFAS 162 will have an impact on either its financial statements or disclosures.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. In recent years, TDS has generated cash from its operating activities, received cash proceeds from divestitures, used short-term credit facilities and used long-term debt financing to fund its acquisitions including licenses, construction costs and operating expenses. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The discussion in this Financial Resources section compares the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

The following table provides a summary of TDS’ cash flow activities:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from (used in)
Operating activities	$631,824	$775,747
Investing activities	(573,668)	(388,916)
Financing activities	(226,519)	(80,178)
Net increase (decrease) in cash and cash equivalents	$(168,363)	$306,653

Cash Flows from Operating Activities

The net decrease in cash flows from operating activities was primarily attributable to the following items:

•                  A $146.8 million pre-tax decrease in interest and dividend income offset by a $54.1 million pre-tax decrease in interest expense. See “Results of Operations – Consolidated” in the section entitled “Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007” for an explanation of these changes.

•                  The decrease in the net change in accrued taxes, which provided $109.3 million in 2008 and $205.2 million in 2007. The decrease in the change in accrued taxes primarily resulted from an $88.5 million increase in income tax payments made in 2008 relative to 2007. The increase in income tax payments during 2008 was primarily attributable to the timing of the disposition of marketable equity securities and the settlement of variable prepaid forward contracts during 2008 relative to 2007. Such dispositions and settlements resulted in book and tax gains.

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

Cash used for property, plant and equipment and system development totaled $485.0 million in 2008 and $463.0 million in 2007. The primary purpose of TDS’ construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services. U.S. Cellular’s capital additions totaled $395.6 million in 2008 and $377.4 million in 2007 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of EVDO technology in certain markets, remodel new and existing retail stores and continue the development of U.S. Cellular’s office systems. TDS Telecom’s capital expenditures for its ILEC operations totaled $70.7 million in 2008 and $70.4 million in 2007 representing expenditures to provide for normal growth and to upgrade plant and equipment to provide enhanced services. TDS Telecom’s capital expenditures for its CLEC operations totaled $12.7 million in 2008 and $10.7 million in 2007 for switching and other network facilities. Corporate and other capital expenditures totaled $6.0 million in 2008 and $4.5 million in 2007.

Acquisitions required cash payments of $336.3 million and $20.6 million in 2008 and 2007, respectively. The cash impact of 2008 acquisitions is summarized below.

2008 Acquisitions	Cash Payment
(Dollars in millions)

Auction 73 Licenses	$300.5
Mosinee Telephone Company	15.7
North Carolina RSA Partnership	6.9
West Point Telephone Company	5.7
Maine Licenses	5.0
Auction 78 Licenses	2.1
Other	0.4
Total	$336.3

Cash amounts paid for the acquisitions differ from the purchase price due to cash acquired in the transactions and transaction related expenses incurred, but not yet paid, as of September 30, 2008. See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details of these transactions.

TDS realized cash proceeds of $226.6 million in 2008 from the sale of Deutsche Telekom Ordinary Shares offset by $17.4 million in cash payments to settle the collar portion of certain variable prepaid forward contracts related to such shares. TDS settled variable prepaid forward contracts in 2008 through both the delivery of Deutsche Telekom Ordinary Shares and cash. In addition, in 2008, TDS realized cash proceeds of $32.4 million from the disposition of RCC Common Shares held by TDS in conjunction with Verizon Wireless’ acquisition of RCC.

TDS realized cash proceeds of $91.7 million in 2007 related to the sale of VeriSign Inc. Common Shares, a portion of Deutsche Telekom Ordinary Shares and Vodafone ADRs in conjunction with the settlements of variable prepaid forward contracts related to such shares. In 2007, TDS settled these variable prepaid forward contracts through the delivery of a substantial majority of the VeriSign, Deutsche Telekom and Vodafone shares subject to such forward contracts, and then sold the remaining shares subject to these same contracts.

See Note 11 - Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for additional details on these marketable equity securities transactions and variable prepaid forward contract settlements.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect issuances and repayments of short-term debt, proceeds from issuance of long-term debt, cash used for repayments of long-term debt and repurchases of Common Shares, and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans. TDS has used short-term debt to finance acquisitions, to repurchase Common Shares and for other general corporate purposes. Cash flows from operating activities, proceeds from settlements of variable prepaid forward contracts and, from time to time, the sale of non-strategic cellular and other investments have been used to reduce short-term debt. In addition, TDS has used proceeds from the issuance of long-term debt to reduce short-term debt.

TDS’ payment to settle the debt portion of the variable prepaid forward contracts related to Deutsche Telekom Ordinary Shares totaled $47.4 million in 2008. TDS did not settle any variable prepaid forward contracts by payment of cash in 2007.

The re-issuance of TDS and U.S. Cellular treasury shares in connection with employee benefits plans, net of tax payments made on behalf of stock award holders, provided $0.6 million in 2008 and $122.0 million in 2007. In certain situations, TDS and U.S. Cellular withhold shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. TDS and U.S. Cellular then pay the amount of the required tax withholdings to the taxing authorities in cash.

In 2008, TDS repurchased Special Common Shares for $115.0 million. A total of $111.8 million was paid in cash before September 30, 2008 and $3.2 million was paid in October 2008. In 2007, TDS repurchased Special Common Shares for $89.1 million. A total of $85.6 million was paid in cash before September 30, 2007 and $3.5 million was paid in October 2007.

In 2008, U.S. Cellular repurchased 450,000 Common Shares at an aggregate cost of $27.7 million. U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the Accelerated Share Repurchases (“ASR”) made in the second half of 2007. In 2007, U.S. Cellular purchased 838,000 Common Shares for $65.2 million from an investment banking firm in connection with two ASR programs. See Note 15 - TDS Special Common and U.S. Cellular Common Share Repurchases in the Notes to Consolidated Financial Statements for details of these transactions.

LIQUIDITY AND CAPITAL RESOURCES

Recent events in the financial services sector and correlating impacts to other sectors of the economy have resulted in concerns regarding investment security values, the availability of and concentration of credit, insurance coverage and a variety of other areas. Although TDS’ cash balance, conservative strategies for investing cash on hand from time to time and available funds under its revolving credit agreements have limited its exposure to these events to date, TDS and its subsidiaries continue to monitor economic conditions and developments and will make adjustments to its cash investments, borrowing arrangements, and insurance coverage as necessary and feasible.

Consumer spending also significantly impacts TDS’ operations and performance. Recent economic conditions could cause consumer spending to deteriorate significantly. Factors that influence levels of consumer spending include: unemployment rates, increases in fuel and other energy costs, conditions in residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Changes in these and other economic factors could have a material adverse effect on demand for TDS’ products and services and on TDS’ financial condition and results of operations.

TDS believes that existing cash balances and cash flows from operating activities provide financial flexibility for TDS to meet both its normal financing needs (including working capital, construction and development expenditures, acquisitions, and share repurchases under approved programs) for the foreseeable future. As discussed further below, TDS and U.S. Cellular also have funds available under revolving credit facilities which will provide additional flexibility through the date of their expiration in December 2009. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their financing needs.

TDS cannot provide assurances that circumstances that could have a material adverse affect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets, deterioration in the capital markets or other factors could restrict its liquidity and availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition or Common Share and Special Common Share repurchase programs. Such reductions could have a material adverse effect on TDS’ business, financial condition or results of operations.

Cash and Cash Equivalents

At September 30, 2008, TDS had $1,006.1 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal. At September 30, 2008, TDS invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities. TDS monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Revolving Credit Facilities

TDS has a $600 million revolving credit facility available for general corporate purposes. This revolving credit facility is comprised of commitments from fifteen lending institutions, with individual commitments ranging from 1% to 16% of the total commitment. At September 30, 2008, there were no outstanding borrowings. Outstanding letters of credit were $3.4 million, leaving $596.6 million available for use. Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’ credit rating. TDS may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2008, the one-month LIBOR was 3.93% and the contractual spread was 60 basis points. If TDS provides less than two days’ notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 5.00% at September 30, 2008). This credit facility expires in December 2009.

TDS also had $25 million of direct bank lines of credit at September 30, 2008, all of which were unused. The terms of the direct lines of credit bear negotiated interest rates up to the prime rate.

U.S. Cellular has a $700 million revolving credit facility available for general corporate purposes. This revolving credit facility is comprised of commitments from thirteen lending institutions, with individual commitments ranging from 1% to 16% of the total commitment. At September 30, 2008, U.S. Cellular had no outstanding short-term borrowings and $0.3 million of outstanding letters of credit, leaving $699.7 million available for use. Borrowings under the revolving credit facility bear interest at LIBOR plus a contractual spread based on U.S. Cellular’s credit rating. U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months. At September 30, 2008, the one-month LIBOR was 3.93% and the contractual spread was 60 basis points. If U.S. Cellular provides less than two days’ notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 5.00% at September 30, 2008). This credit facility expires in December 2009.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities would increase if their current credit ratings from either Standard & Poor’s Rating Services (“Standard & Poor’s”) or Moody’s Investors Service (“Moody’s”) were lowered and would decrease if the ratings from both agencies were raised. The credit facilities would not cease to be available or accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating. However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew existing, or obtain access to new credit facilities in the future. TDS’ and U.S. Cellular’s credit ratings as of September 30, 2008, and the dates that such ratings were issued, were as follows:

Moody’s (issued August 15, 2008)	Baa2	- stable outlook
Standard & Poor’s (issued March 13, 2008)	BBB-	- with positive outlook
Fitch Ratings (issued August 16, 2007)	BBB+	- stable outlook

On August 15, 2008, Moody’s changed its outlook on TDS and U.S. Cellular’s credit rating to stable from under review for possible upgrade.

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

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. TDS and U.S. Cellular believe they were in compliance as of September 30, 2008 with all covenants and other requirements set forth in the revolving credit facilities and lines of credit.

TDS and U.S. Cellular plan to renew their revolving credit facilities and are maintaining an active dialogue with their existing lenders in advance of the December 2009 expiration dates of the current facilities. Due to current unfavorable credit market conditions, TDS and U.S. Cellular may not be able to obtain similar terms or the same amount of availability as exist in the current facilities. If TDS and U.S. Cellular are unable to renew their revolving credit facilities or to obtain new revolving credit facilities from alternative sources on acceptable terms or at current funding levels for any reason, including reduced availability of credit or the consolidation of lending institutions as a result of recent market events, TDS’ and U.S. Cellular’s future liquidity, capital resources, business, financial condition and/or results of operations could be adversely affected.

Long-term Financing

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of September 30, 2008 with all covenants and other requirements set forth in long-term debt indentures.

U.S. Cellular filed a shelf registration statement on Form S-3 with the SEC on May 9, 2008. Because U.S. Cellular was a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, such registration statement became automatically effective upon filing with the SEC and registered an indeterminate amount of debt securities. Under such automatic shelf registration statement, U.S. Cellular is permitted, at any time and from time to time, to sell senior debt securities in one or more offerings in an indeterminate amount. U.S. Cellular does not have any set time frame for issuing any specific amount of debt securities under such registration statement at the present time. U.S. Cellular’s ability to complete an offering pursuant to such shelf registration statement will be dependent on market conditions and other factors at the time. If U.S. Cellular does not qualify as a “well-known seasoned issuer” at the time of filing of any of its Forms 10-K in the future, U.S. Cellular would thereafter cease to be able to use this automatic shelf registration statement until it again so qualified, or would be required to convert this automatic shelf registration statement into another registration statement that U.S. Cellular was then qualified to use.

TDS expects to file a shelf registration statement on Form S-3 with the SEC in November 2008, shortly after the filing of this Quarterly Report on Form 10-Q. Because TDS is a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, such registration statement will become automatically effective upon filing with the SEC and will register an indeterminate amount of debt securities. Under such automatic shelf registration statement, TDS will be permitted, at any time and from time to time, to sell senior debt securities in one or more offerings in an indeterminate amount. TDS does not have any set time frame for issuing any specific amount of debt securities under such registration statement at the present time. TDS’ ability to complete an offering pursuant to such shelf registration statement will be dependent on market conditions and other factors at the time.

The long-term debt principal payments due for the remainder of 2008 and the next four years comprise approximately 1% of the total long-term debt obligation at September 30, 2008. Refer to the disclosure under Market Risk – Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2007, for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

TDS may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Marketable Equity Securities and Forward Contracts

TDS had no investments in marketable equity securities or forward contracts at September 30, 2008. See Note 11 - Marketable Equity Securities and Variable Prepaid Forward Contracts, of Notes to Consolidated Financial Statements for a description of marketable equity securities and forward contracts transactions during the nine months ended September 30, 2008 and 2007.

Capital Expenditures

TDS plans to finance its construction program for 2008 using cash flows from operating activities and short-term financing.

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

TDS Telecom’s anticipated capital expenditures for 2008 are expected to be $130-$150 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services.

Suppliers

TDS depends upon certain key suppliers to provide it with equipment, services or content that TDS needs to continue TDS’ network build and upgrade and to operate its business. TDS does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers experience financial difficulties and are unable to provide equipment, services or content to TDS on a timely basis or cease to provide such equipment, services or content or if such key suppliers otherwise fail to honor their obligations to TDS, TDS may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business. In that event, TDS’ business, financial condition or results of operations could be adversely affected. TDS monitors the financial condition of its key suppliers through its risk management process.

Acquisitions, Exchanges and Divestitures

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies and wireless spectrum. In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success. TDS from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, TDS may not disclose such transactions until there is a definitive agreement.

See Note 3 - Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details on 2008 transactions.

Variable Interest Entities

TDS consolidates certain variable interest entities pursuant to FIN 46(R). See Note 4 - Variable Interest Entities in the Notes to Consolidated Financial Statements for the details of these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

TDS Special Common and U.S. Cellular Common Share Repurchases

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Special Common Shares (TDS only) and Common Shares, subject to repurchase programs. For details of these programs and repurchases made during the nine months ended September 30, 2008 and 2007, and TDS’ new $250 million stock repurchase program, see Note 15 - TDS Special Common and U.S. Cellular Common Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2007, did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). TDS is unable to predict the period of settlement of such FIN 48 liabilities. Subject to the foregoing, there has been no material change in Contractual and Other Obligations between December 31, 2007 and September 30, 2008, except as follows:

As of December 31, 2007, TDS reported an aggregate of $1,022.0 million in forward contract obligations and forward contract interest under Contractual and Other Obligations. As a result of the scheduled or early settlement of the forward contracts relating to the 85,969,689 Deutsche Telekom Ordinary Shares, as discussed herein, TDS no longer has any forward contract obligations or related forward contract interest in Contractual and Other Obligations as of September 30, 2008.

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

Accounts Receivable and Allowance for Doubtful Accounts

U.S. Cellular’s accounts receivable consist primarily of amounts owed by customers pursuant to service contracts and for equipment sales, by agents for equipment sales, by other wireless carriers whose customers have used U.S. Cellular’s wireless systems for roaming and by unaffiliated third-party partnerships or corporations pursuant to equity distribution declarations.

TDS Telecom’s accounts receivable primarily consist of amounts owed by customers for services provided by connecting companies for carrying interstate and intrastate long-distance traffic on its network and by interstate and intrastate revenue pools that distribute access charges.

The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable. The allowance is estimated based on historical experience and other factors that could affect collectability. Accounts receivable balances are reviewed on either an aggregate or individual basis for collectability depending on the type of receivable. When it is probable that an account balance will not be collected, the account balance is charged against the allowance for doubtful accounts. TDS’ experience related to credit losses does not appear to have been affected to any significant degree by recent economic conditions and events as of September 30, 2008.

Insurance

TDS has several commercial property and casualty insurance policies with a variety of subsidiary companies of American International Group, Inc. (“AIG”). These companies operate under the insurance regulations of various states, including New York, Pennsylvania and Delaware. TDS has inquired into the ability of these AIG companies to meet their obligations in the event of a claim against these policies and has received assurance from AIG and TDS’ insurance brokers that the companies remain able to meet these obligations. State insurance regulators and the rating agencies have issued press releases indicating the same. TDS does not have any significant property and casualty claims outstanding with these companies. TDS continues to monitor the financial condition of other insurance providers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TDS’ significant accounting policies are discussed in detail in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in TDS’ Form 10-K for the year ended December 31, 2007. There were no material changes to TDS’ significant accounting policies or application of critical accounting policies during the first nine months of 2008, except as discussed in Note 5 - Fair Value Measurements in the Notes to Consolidated Financial Statements included herein, related to the adoption of SFAS No. 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical fact and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2007.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2007, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

•                  An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to TDS could have an adverse effect on TDS’ business, financial condition or results of operations. Such agreements cover traditional voice services as well as data services, which are an area of strong growth for TDS and other carriers. TDS’ rate of adoption of new technologies, such as those enabling high speed data services, could affect its ability to enter into or maintain roaming agreements with other carriers.

•                  TDS currently recognizes a significant amount of roaming revenues from its wireless business. As a result of recently announced acquisitions in the wireless industry, TDS anticipates that roaming revenues could decline significantly over the next several quarters, which could have an adverse affect on TDS’ business, financial condition or results of operations.

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

•                  The expected future completion of recently announced acquisitions will lead to increased consolidation in the wireless telecommunications industry.  TDS’ lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect TDS’ ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

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

•                  Advances or changes in telecommunications technology, such as Voice over Internet Protocol, High-Speed Packet Access, WiMAX or LTE (Long-Term Evolution), could render certain technologies used by TDS obsolete, could reduce TDS’ revenues or could increase its costs of doing business.

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

•                  Restatements of financial statements by TDS and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’ credit rating, liquidity, financing arrangements including the ability to borrow under its revolving credit facility, capital resources or ability to access the capital markets, including pursuant to shelf registration statements; could adversely affect TDS’ listing arrangements on the New York Stock Exchange; and/or could have other negative consequences, any of which could have an adverse effect on the trading prices of TDS’ publicly traded equity and/or debt and/or on TDS’ business, financial condition or results of operations.

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

•                  Early redemptions of debt or repurchases of debt, issuances of debt, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’ Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

•                  An increase in the amount of TDS’ debt in the future could subject TDS to higher interest costs and restrictions on its financing, investing and operating activities and could decrease its cash flows and earnings.

•                  Recent market events and conditions, including disruption in credit and other financial markets and the deterioration of U.S. and global economic conditions, could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ financial condition or results of operations.

•                  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs.

•                  Changes in the regulatory environment or a failure by TDS to timely or fully comply with any regulatory requirements could adversely affect TDS’ financial condition, results of operations or ability to do business.

•                  Changes in USF funding and/or intercarrier compensation could have a material adverse impact on TDS’ financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of September 30, 2008, TDS’ long-term debt was in the form of fixed-rate notes with original maturities ranging up to 40 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these long-term notes.

Refer to the disclosure under Market Risk – Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2007, for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

Marketable Equity Securities and Derivatives

As of September 30, 2008, TDS did not hold any marketable equity securities or derivative instruments. See Note 11 – Marketable Equity Securities and Variable Prepaid Forward Contracts of the Notes to Consolidated Financial Statements for a description of marketable equity securities and derivative transactions during the nine months ended September 30, 2008.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were not effective as of September 30, 2008 because of the material weakness in accounting for income taxes described below.  Notwithstanding the material weakness that existed as of September 30, 2008, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of TDS and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified the following material weakness in internal control over financial reporting as of December 31, 2007, which continued to exist at September 30, 2008:

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

•                 Reorganized the tax department to have a separate group responsible solely for income tax accounting.

TDS is in the process of implementing additional controls to address the remaining income tax accounting control deficiencies which together constitute a material weakness at December 31, 2007 and September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in TDS’ Annual Report on Form 10-K may not be the only risks that affect TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

TDS currently recognizes a significant amount of roaming revenues from its wireless business. As a result of recently announced acquisitions in the wireless industry, TDS anticipates that roaming revenues could decline significantly over the next several quarters, which could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ revenues include roaming revenues related to the use of U.S. Cellular’s network by other carriers’ customers who travel within U.S. Cellular coverage areas.  Such roaming revenues were $93.5 million and $250.4 million for the three and nine months ended September 30, 2008, respectively.  A significant portion of these roaming revenues is derived from Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”).  During June 2008, Verizon and Alltel entered into an agreement pursuant to which Verizon will acquire Alltel, subject to certain conditions.  This transaction is expected to close later in 2008 or in 2009.  As a result of this transaction, the network footprints of Verizon and Alltel will be combined.  This is expected to result in significant decreases in roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity is expected to almost cease using U.S. Cellular’s network in certain coverage areas that are currently used by Verizon and Alltel (as separate entities).  Additional changes in the network footprints of other carriers also could have an adverse effect on U.S. Cellular’s roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of roaming revenues for TDS.  The foregoing could have an adverse effect on TDS’ business, financial condition or results of operations.

Recent market events and conditions, including disruption in credit and other financial markets and the deterioration of U.S. and global economic conditions, could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ financial condition or results of operations.

The recent disruption in the credit and financial markets, decline in consumer confidence, increase in unemployment, decline in economic growth and uncertainty about corporate earnings have had a significant negative impact on the U.S. and global financial and credit markets and the overall economy. These events have had an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. These conditions could make it more difficult for TDS to obtain financing for its operations or investments or increase its cost of obtaining financing. In addition, in December 2009, the TDS and U.S. Cellular revolving credit facilities will expire. These disruptions could adversely affect TDS’ ability to renew these credit facilities and any renewed facilities may be under terms that are not as favorable as past credit facilities. Finally, other types of financing, such as bond financing, may be unavailable or only be available under unfavorable terms.

Although TDS and U.S. Cellular are not currently experiencing any limitation of access to their revolving credit facilities and are not aware of any issues currently impacting the ability of the lenders under their revolving credit facilities to honor their commitments to extend credit, there is no assurance that the U.S. and global credit crisis will not adversely affect TDS’ and U.S. Cellular’s ability to borrow on their revolving credit facilities in the future.

These economic uncertainties make it very difficult to accurately forecast and plan future business activities. If the current uncertain economic conditions continue or deteriorate, there could be a material adverse impact on TDS’ financial position, revenues, results of operations and cash flows.

Changes in USF funding and/or intercarrier compensation could have a material adverse impact on TDS’ financial position, results of operations, and cash flows.

Before the FCC for comment are proposals made by the Federal-State Joint Board and by the FCC itself to change the universal service fund (“USF”) high cost program in various ways. On April 29, 2008, the FCC adopted an interim “cap” on the USF high cost funding that goes to competitive ETCs, limiting such funding for the state to the levels provided to all such carriers in that state in March 2008, with an exemption from the cap for carriers serving tribal lands and Alaskan Native Lands. While the cap is in effect, which will be of indefinite duration, wireless ETCs such as U.S. Cellular will receive less support than they would have been otherwise eligible to receive before the cap was in effect, because overall support will not increase as a carrier adds customers or as new competitive carriers are granted ETC status in the state. The FCC order imposing the cap was published on July 1, 2008 and became effective on August 1, 2008. The FCC also is considering other significant changes in the USF as well as in intercarrier compensation.

Also, on July 28, 2008, at least 24 companies, including TDS, were sent a letter relating to USF from a congressional committee. The letter states that the committee is investigating the USF High Cost Program, focusing on how the recipients of support funds use the funds they receive, and requested information regarding these support funds.  In addition, in October 2008, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding depreciation rates and methodologies relating to USF, similar to subpoenas received by other companies.  TDS has provided or will provide the information requested and intends to fully cooperate with regard to all such requests.

TDS is not able to predict what, if any, changes ultimately will be adopted by the FCC or any action that may be taken as a result of the foregoing requests. Such changes could have a material adverse impact on TDS’ financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table required by this item is not included with respect to TDS Common Shares because TDS did not have a share repurchase authorization prior to September 30, 2008 with respect to its Common Shares and there have been no purchases made by or on behalf of TDS, or any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of any TDS Common Shares during the quarter ended September 30, 2008.

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

During the three months ended September 30, 2008, TDS repurchased 806,900 Special Common Shares for $30.3 million, or an average of $37.56 per share, pursuant to this authorization.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Special Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF SPECIAL COMMON SHARES

Period	(a) Total Number of Special Common Shares Purchased	(b) Average Price Paid per Special Common Share	(c) Total Number of Special Common Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Special Common Shares that may yet be Purchased Under the Plans or Programs
July 1 – 31, 2008	245,800	$40.87	245,800	$28,605,718
August 1 – 31, 2008	116,000	39.71	116,000	23,999,865
September 1 – 30, 2008	445,100	35.17	445,100	8,343,974
Total for or as of end of the quarter ended September 30, 2008	806,900	$37.56	806,900	$8,343,974

The following is additional information with respect to the Special Common Shares authorization:

i.                 The date the program was announced was March 5, 2007 by Form 8-K.

ii.              The amount originally approved was up to $250 million in aggregate purchase price of TDS Special Common Shares.

iii.           The original expiration date for the program is March 2, 2010.

iv.          The Special Common Shares authorization did not expire during the third quarter of 2008.

v.             TDS did not determine to terminate the foregoing Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the third quarter of 2008.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow additional amounts under its revolving credit facility in the third quarter of 2008. U.S. Cellular had no outstanding borrowings against its Revolving Credit Agreement as of September 30, 2008.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 3.1 – Amended and Restated Bylaws of TDS, are hereby incorporated by reference to TDS’ Current Report on Form 8-K dated November 3, 2008.

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

Exhibit 10.3 – TDS Compensation Plan for Non-Employee Directors, as amended May 22, 2008.

Exhibit 10.4 – TDS Supplemental Executive Retirement Plan (As Amended and Restated, Effective January 1, 2009), is hereby incorporated by reference to TDS’ Current Report on Form 8-K dated August 27, 2008.

Exhibit 10.5 – Form of TDS Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to TDS’ Current Report on Form 8-K dated August 26, 2008.

Exhibit 10.6 – Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement, is hereby incorporated by reference to TDS’ Current Report on Form 8-K dated August 26, 2008.

Exhibit 11 – Computation of Earnings per share is included herein as Note 8 to the Notes of Consolidated Financial Statements.

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

TELEPHONE AND DATA SYSTEMS, INC.

(Registrant)

Date: November 5, 2008	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2008	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2008	/s/ Douglas D. Shuma
Douglas D. Shuma,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2008 Third Quarter Form 10-Q