Form 10-Q
period 2009-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2009-05-06
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Shares, $.01 par value	51,649,486 Shares
Special Common Shares, $.01 par value	53,623,010 Shares
Series A Common Shares, $.01 par value	6,469,440 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2009

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars and shares in thousands, except per share amounts)

Operating revenues	$1,256,646	$1,249,101

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	467,407	446,391
Selling, general and administrative expense	467,848	459,291
Depreciation, amortization and accretion expense	182,766	186,158
Loss on asset disposals, net	2,416	3,652
Total operating expenses	1,120,437	1,095,492

Operating income	136,209	153,609

Investment and other income (expense)
Equity in earnings of unconsolidated entities	25,337	21,470
Interest and dividend income	2,072	9,746
Interest expense	(30,105)	(41,380)
Gain (loss) on investments and financial instruments	—	(3,490)
Other, net	499	(199)
Total investment and other income (expense)	(2,197)	(13,853)

Income before income taxes	134,012	139,756
Income tax expense	40,638	49,251
Net income	93,374	90,505
Less: Net income attributable to noncontrolling interests, net of tax	(21,366)	(17,018)
Net income attributable to TDS	72,008	73,487
Preferred dividend requirement	(13)	(13)
Net income available to common	$71,995	$73,474

Basic weighted average shares outstanding	112,238	117,570
Basic earnings per share attributable to TDS shareholders	$0.64	$0.62

Diluted weighted average shares outstanding	112,427	118,191
Diluted earnings per share attributable to TDS shareholders	$0.64	$0.62

Dividends per share	$0.1075	$0.1025

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income	$93,374	$90,505
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	182,766	186,158
Bad debts expense	20,303	20,405
Stock-based compensation expense	5,556	3,116
Deferred income taxes, net	4,934	(102,540)
Loss on investments and financial instruments, net	—	3,490
Equity in earnings of unconsolidated entities	(25,337)	(21,470)
Distributions from unconsolidated entities	6,029	7,047
Loss on asset disposals, net	2,416	3,652
Noncash interest expense	96	5,319
Excess tax benefit from stock awards	(3)	(1,138)
Other operating activities	(41)	189
Changes in assets and liabilities from operations
Accounts receivable	(6,272)	(10,156)
Inventory	7,720	(15,485)
Accounts payable	(48,271)	(14,529)
Customer deposits and deferred revenues	(823)	6,162
Accrued taxes	34,865	149,349
Accrued interest	9,358	5,807
Other assets and liabilities	(63,420)	(46,882)
	223,250	268,999

Cash flows from investing activities
Additions to property, plant and equipment	(165,236)	(132,465)
Cash paid for acquisitions and licenses	(14,582)	(107,685)
Cash received from divestitures	—	6,838
Proceeds from disposition of investments	—	48,619
Cash paid for short-term investments	(26,248)	—
Other investing activities	1,010	371
	(205,056)	(184,322)

Cash flows from financing activities
Repayment of long-term debt	(993)	(928)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	383	1,103
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	356	(2,526)
Excess tax benefit from stock awards	3	1,138
Repurchase of TDS Special Common Shares	(12,237)	(40,584)
Repurchase of U.S. Cellular Common Shares	(13,291)	(6,201)
Dividends paid	(12,057)	(13)
Distributions to noncontrolling interests	(1,458)	(2,588)
Other financing activities	58	1,262
	(39,236)	(49,337)

Net increase (decrease) in cash and cash equivalents	(21,042)	35,340

Cash and cash equivalents -
Beginning of period	777,309	1,174,446
End of period	$756,267	$1,209,786

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(Dollars in thousands)
Current assets
Cash and cash equivalents	$756,267	$777,309
Short-term investments	53,688	27,705
Accounts receivable
Due from customers, less allowances of $11,981 and $12,822, respectively	367,008	377,054
Other, principally connecting companies, less allowances of $5,394 and $6,380, respectively	135,885	139,795
Inventory	113,384	122,377
Net deferred income tax asset	27,758	27,758
Prepaid expenses	92,547	93,382
Other current assets	28,435	63,556
	1,574,972	1,628,936
Investments
Licenses	1,453,690	1,441,440
Goodwill	707,840	707,079
Customer lists, net of accumulated amortization of $100,946 and $97,891, respectively	30,978	34,032
Investments in unconsolidated entities	224,585	205,768
Other investments	10,385	10,623
	2,427,478	2,398,942
Property, plant and equipment
In service and under construction	8,344,353	8,680,388
Less: accumulated depreciation	4,788,280	5,111,464
	3,556,073	3,568,924

Other assets and deferred charges	95,656	55,614

Total assets	$7,654,179	$7,652,416

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Stockholders’ Equity

	March 31,
	2009	December 31,
	(Unaudited)	2008
	(Dollars in thousands)
Current liabilities
Current portion of long-term debt	$17,431	$15,337
Accounts payable	271,141	319,575
Customer deposits and deferred revenues	173,278	174,101
Accrued interest	23,593	14,236
Accrued taxes	31,252	25,192
Accrued compensation	70,387	90,512
Other current liabilities	115,759	134,334
	702,841	773,287

Deferred liabilities and credits
Net deferred income tax liability	477,490	471,623
Other deferred liabilities and credits	373,900	368,045
	851,390	839,668

Long-term debt	1,619,403	1,621,422

Commitments and contingencies

Noncontrolling interests with redemption features	612	589

Preferred shares	852	852

Equity
TDS stockholders’ equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 57,082,000 and 57,082,000 shares, respectively	571	571
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 63,442,000 and 63,442,000 shares, respectively	634	634
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,469,000 and 6,461,000 shares, respectively	65	65
Capital in excess of par value	2,071,654	2,066,597
Treasury shares at cost:
Common Shares, 5,432,000 and 5,435,000 shares, respectively	(162,838)	(163,017)
Special Common Shares, 9,819,000 and 9,352,000 shares, respectively	(360,464)	(350,091)
Accumulated other comprehensive loss	(16,365)	(16,812)
Retained earnings	2,288,917	2,229,540
Total TDS stockholders’ equity	3,822,174	3,767,487

Noncontrolling interests	656,907	649,111

Total equity	4,479,081	4,416,598

Total liabilities and equity	$7,654,179	$7,652,416

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Common Shares	Special Common Shares	Series A Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Treasury Special Common Shares	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$571	$634	$65	$2,066,597	$(163,017)	$(350,091)	$(16,812)	$2,229,540	$3,767,487	$649,111	$4,416,598
Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	—	—	72,008	72,008	21,343	93,351
Changes in plan assets and projected benefit obligation related to retirement plans	—	—	—	—	—	—	447	—	447	—	447
Dividends:
Common, Special Common and Series A Common Shares	—	—	—	—	—	—	—	(12,044)	(12,044)	—	(12,044)
Preferred shares	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Repurchase of shares	—	—	—	—	—	(12,075)	—	—	(12,075)	—	(12,075)
Dividend reinvestment plan	—	—	—	1	179	239	—	(7)	412	—	412
Incentive and compensation plans	—	—	—	(156)		1,463	—	(567)	740	—	740
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	2,688	—	—	—	—	2,688	(12,089)	(9,401)
Stock-based compensation awards	—	—	—	2,592	—	—	—	—	2,592	—	2,592
Tax windfall (shortfall) from stock awards	—	—	—	(68)	—	—	—	—	(68)	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,458)	(1,458)
Balance, March 31, 2009	$571	$634	$65	$2,071,654	$(162,838)	$(360,464)	$(16,365)	$2,288,917	$3,822,174	$656,907	$4,479,081

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Common Shares	Special Common Shares	Series A Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Treasury Special Common Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$571	$634	$64	$2,048,110	$(120,549)	$(204,919)	$511,776	$1,690,651	$3,926,338	$654,971	$4,581,309
Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	—	—	73,487	73,487	18,501	91,988
Net unrealized gains on securities	—	—	—	—	—	—	57	—	57	5	62
Adoption of FAS 159	—	—	—	—	—	—	(502,677)	502,677	—	—	—
Changes in plan assets and projected benefit obligation related to retirement plans	—	—	—	—	—	—	24	—	24	—	24
Dividends:
Common, Special Common and Series A Common Shares	—	—	—	—	—	—	—	(12,004)	(12,004)	—	(12,004)
Preferred shares	—	—	—	—	—	—	—	(13)	(13)	—	(13)
Repurchase of shares	—	—	—	—	—	(45,052)	—	—	(45,052)	—	(45,052)
Dividend reinvestment plan	—	—	—	1	—	—	—	—	1	—	1
Incentive and compensation plans	—	—	—	(75)	946	4,789	—	(4,082)	1,578	(792)	786
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	(89)	—	—	—	—	(89)	—	(89)
Stock-based compensation awards	—	—	—	1,343	—	—	—	—	1,343	—	1,343
Tax windfall (shortfall) from stock awards	—	—	—	448	—	—	—	—	448	—	448
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,588)	(2,588)
Balance, March 31, 2008	$571	$634	$64	$2,049,738	$(119,603)	$(245,182)	$9,180	$2,250,716	$3,946,118	$670,097	$4,616,215

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS™”) conform to accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 81%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular®”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom®”) and TDS’ 80%-owned printing and distribution company, Suttle-Straus, Inc.  In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to recognize a majority of the entity’s expected gains or losses.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2009 presentation.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”).

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008, and the results of operations, cash flows and changes in equity for the three months ended March 31, 2009 and 2008. The results of operations, cash flows and changes in equity for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2.    Summary of Significant Accounting Policies

Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom.  One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Service cost	$535	$499
Interest on accumulated benefit obligation	889	863
Expected return on plan assets	(685)	(948)
Amortization of:
Prior service cost	(200)	(207)
Net loss	452	242
Net postretirement cost	$991	$449

TDS expects to make contributions to the postretirement plans in the second quarter of 2009.  The amount of the contributions will be approximately $2.9 million.

Amounts Collected from Customers and Remitted to Governmental Authorities

If the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes.  If the tax is assessed upon TDS, the amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded in Operating revenues that are billed to customers and remitted to governmental authorities totaled $29.2 million and $36.8 million for the three months ended March 31, 2009 and 2008, respectively.

Implementation of SFAS No. 141(R)

Effective January 1, 2009, TDS adopted the provisions of FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  Although SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value in accordance with the acquisition method, going forward, SFAS 141(R) will require TDS to revise its application of the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs and requiring the acquiror to recognize 100% of the acquiree’s assets and liabilities, rather than a proportional share, for acquisitions of less than 100% of a business.  In addition, SFAS 141(R) eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which amends the initial and subsequent measurement guidance and disclosure requirements in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.  TDS did not have any business combinations accounted for under SFAS 141(R) during the three months ended March 31, 2009.

Implementation of SFAS No. 160

See Note 3 — Noncontrolling Interests below for information related to TDS’ adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 provides guidance on disclosing information about assets held in a defined benefit pension or other postretirement plan.  The guidance addresses disclosures relating to (a) categories of plan assets, (b) concentrations of risk arising within or across categories of plan assets, and (c) fair value measurements of plan assets.  FSP FAS 132(R)-1 is effective for TDS on December 31, 2009 and will impact TDS’ financial statement year-end disclosures related to its defined benefit postretirement plans.

In April 2009, the FASB issued three FASB Staff Positions related to fair value measurement and disclosure.  FSP FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly, provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability.  The FASB also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, amending the accounting guidance for other-than-temporary impairments of debt securities and the disclosure requirements of equity securities and debt securities.  TDS does not hold equity securities or debt securities within the scope of this FSP at March 31, 2009.  Subsequent to the issuance of this FSP, the SEC issued Staff Accounting Bulletin No. 111, amended SEC Topic 5.M., Other than Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB No. 111”), to amend the scope of SEC Topic 5.M. to exclude debt securities that are within the scope of the newly issued FSP FAS 115-2 and FAS 124-2.  Also issued was FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP 107-2 and APB 28-1 requires disclosure of fair value for assets and liabilities within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), for interim periods.  These FSPs and SAB will have no significant impact on TDS’ financial position or results of operations.  TDS will adopt these FSPs effective April 1, 2009.

See Note 4 — Fair Value Measurements for information related to TDS’ adoption of SFAS 157, Fair Value Measurements.

3.    Noncontrolling Interests

Implementation of SFAS No. 160

Effective January 1, 2009, TDS adopted the provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).

Pursuant to SFAS 160, the following provisions were applied retrospectively to all periods presented in the financial statements:

•                  TDS reclassified noncontrolling interests from a separate caption between liabilities and stockholders’ equity (“mezzanine section”) to a component of equity, with the exception of noncontrolling interests with redemption features, which require mezzanine section presentation in accordance with Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities.  Previously, minority interests generally were reported in the balance sheet in the mezzanine section.

•                  Consolidated net income and comprehensive income include amounts attributable to both TDS and the noncontrolling interests. Previously, net income attributable to the noncontrolling interests was reported as a deduction in arriving at consolidated net income.  This presentation change does not impact the calculation of basic or diluted earnings per share, which continue to be calculated based on Net income attributable to TDS.

•                  Shares of TDS held by its subsidiary are reflected as treasury shares in the consolidated financial statements.  Previously, these shares were not reflected as issued shares and treasury shares in the consolidated financial statements.  As a result, 484,012 Common Shares and 484,012 Special Common Shares were added to both Common and Special Common Shares issued and Treasury Shares in the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

Pursuant to SFAS 160, the following provisions were applied prospectively effective January 1, 2009:

•                  SFAS 160 provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent.  This change did not have a significant impact on TDS’ financial statements for the three months ended March 31, 2009.

•                  SFAS 160 establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions.  Previously, decreases in ownership interest in a subsidiary were accounted for as equity transactions, while increases in ownership interests in a subsidiary were accounted for as step acquisitions under the provisions of SFAS 141.  Therefore, U.S. Cellular’s repurchases of U.S. Cellular Common Shares during the three months ended March 31, 2009 were accounted for as equity transactions in TDS’ financial statements, whereby the difference between the fair value of the consideration paid and the related carrying value of the noncontrolling interests was recorded as Capital in excess of par value in TDS’ Consolidated Balance Sheet.  Previously, these transactions had been recorded as step acquisitions in TDS’ financial statements.  The following schedule discloses the effects of net income and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008 (1)
	(Dollars in thousands)
Net income attributable to TDS	$72,008	$73,487
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(355)	(6,693)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	171	—
Net transfers (to) from noncontrolling interests	(184)	(6,693)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$71,824	$66,794

(1)          During the three months ended March 31, 2008, U.S. Cellular repurchased U.S. Cellular Common Shares and also purchased noncontrolling interests in a consolidated subsidiary. TDS accounted for these transactions as step acquisitions under the provisions of SFAS 141. The amounts recorded in these transactions are reflected in the changes in the balances of Licenses, Goodwill and Customer lists.

Mandatorily Redeemable Noncontrolling Interests in Subsidiaries

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, certain noncontrolling interests in consolidated entities with finite lives may meet the definition of a mandatorily redeemable financial instrument. TDS’ consolidated financial statements include certain noncontrolling interests that meet the definition of mandatorily redeemable financial instruments. These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of TDS’ mandatorily redeemable noncontrolling interests range from 2085 to 2094.

The settlement value of TDS’ mandatorily redeemable noncontrolling interests is estimated to be $111.0 million at March 31, 2009. This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2009, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150. TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2009 is $44.9 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable noncontrolling interests of $66.1 million is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

4.    Fair Value Measurements

SFAS No. 157, Fair Value Measurements, (“SFAS 157”) defines “fair value”, establishes a framework for measuring fair value in the application of GAAP, and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and application in GAAP. SFAS 157 provides that fair value is a market-based measurement. This pronouncement establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Further, SFAS 157 specifies that fair value measurements should consider adjustments for risk, such as the risk inherent in a valuation technique or its input. For assets and liabilities measured at fair value on a recurring basis, SFAS 157 expands the required disclosures concerning the inputs used to measure fair value.

Effective January 1, 2008, TDS adopted the provisions of SFAS 157 for its financial assets and liabilities. As of March 31, 2009 and December 31, 2008, TDS did not have any financial assets or liabilities that required the application of SFAS 157 for purposes of valuing and reporting such amounts in its Consolidated Balance Sheet. However, TDS has applied the provisions of SFAS 157 for purposes of computing fair value for disclosure purposes. As of March 31, 2009, TDS’ Long-term debt (excluding capital lease obligations) book value and fair value were $1,618 million and $1,132 million, respectively. As of December 31, 2008, TDS’ Long-term debt (excluding capital lease obligations) book value and fair value were $1,618 million and $1,036 million, respectively. The fair value amounts related to TDS’ mandatorily redeemable noncontrolling interest are presented in Note 3 — Noncontrolling Interests.

Effective January 1, 2009, TDS adopted the provisions of SFAS 157 for its nonfinancial assets and liabilities as permitted by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. As of March 31, 2009, TDS did not have any nonfinancial assets or liabilities that required the application of SFAS 157 for purposes of valuing and reporting such amounts in its Consolidated Balance Sheet.

5.    Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three months ended March 31, 2009 and 2008 was 30.3% and 35.2%, respectively. The effective tax rate for the three months ended March 31, 2009 is lower than the rate for the three months ended March 31, 2008, primarily due to a state tax benefit resulting from of a state tax law change. The benefit associated with the state tax law change was recognized as a discrete item in the three months ended March 31, 2009. This benefit, along with other minor discrete benefits in the quarter, decreased income tax expense for the three months ended March 31, 2009 by $9.9 million; absent these benefits, the effective tax rate for such period would have been 37.7%. The state tax law change is not expected to provide any incremental benefit in future periods.

In 2008, upon completion of the audit of the TDS consolidated group’s federal income tax returns for the years 2002 through 2005, the Internal Revenue Service (“IRS”) issued an assessment of income tax. TDS protested the assessment and it is under appeal. Pursuant to a provision of the Internal Revenue Code, TDS made a $38 million deposit with the IRS in order to eliminate any potential interest expense subsequent to the deposit. This deposit is included in Other assets and deferred charges in TDS’ Consolidated Balance Sheet at March 31, 2009.

6.    Variable Interest Entities

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular, TDS’ subsidiary, participated in spectrum auctions indirectly through its limited partnership interests in Aquinas Wireless, King Street Wireless, Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships.” Each entity qualified as a “designated entity” and thereby was eligible for bid credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid. Some licenses were “closed licenses,” for which no credit was received, but bidding was restricted to bidders qualifying as “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.

A summary of the auctions in which each entity participated and the auction results for each of these entities are shown in the table below.

	FCC Auction	Auction End Date	Date Applications Granted by FCC		Number of Licenses Won
Aquinas Wireless	78	August 20, 2008		(1)	5	(2)
King Street Wireless	73	March 20, 2008		(1)	152	(2)
Barat Wireless	66	September 18, 2006	April 30, 2007		17
Carroll Wireless	58	February 15, 2005	January 6, 2006		16

(1)          As of March 31, 2009, the FCC had not granted licenses to Aquinas Wireless and King Street Wireless for Auctions 78 and 73, respectively.

(2)          Provisionally won.

Consolidated Variable Interest Entities

As of March 31, 2009, TDS consolidates the following variable interest entities (“VIEs”):

•                  Aquinas Wireless;

•                  King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•                  Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•                  Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46(R)”), establishes certain criteria for consolidation when voting control is not present. Specifically, for a variable interest entity, as such term is defined by FIN 46(R), an entity, referred to as the primary beneficiary, that absorbs a majority of the variable interest entity’s expected gains or losses is required to consolidate such a variable interest entity. TDS holds a variable interest in the entities listed above due to capital contributions and/or advances it has provided to these entities. Given the significance of these contributions and/or advances in relation to the equity investment at risk, TDS was deemed to be the primary beneficiary of these VIEs. Without financial support from TDS, these VIEs are unable to finance their operations (i.e., participate in FCC auctions and construct wireless networks). Accordingly, these VIEs are consolidated pursuant to FIN 46(R) because TDS anticipates benefiting from or absorbing a majority of these VIEs’ expected gains or losses.

Following is a summary of the capital contributions and advances made to each entity by TDS as of March 31, 2009 (dollars in thousands). The amounts in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,454
Barat Wireless & Barat Wireless, Inc.	127,335
Carroll Wireless & Carroll PCS, Inc.	130,094
$560,015

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash	$312	$684
Other current assets	353	63
Licenses	487,962	487,962
Total assets	$488,627	$488,709

Liabilities
Customer deposits and deferred revenues	75	63
Total liabilities	$75	$63

Other Related Matters

TDS may agree to make additional capital contributions and/or advances to the VIEs discussed above and/or to their general partners to provide additional funding for the development of licenses granted in the various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

The general partner of each of these VIEs has the right to manage and operate the limited partnerships; however, the general partner needs consent of the limited partner, a subsidiary of U.S. Cellular, in certain limited circumstances, such as to make certain large expenditures, admit other partners, or liquidate the limited partnerships.

See Note 12 — Commitments and Contingencies for additional information related to the participation of Carroll Wireless, Barat Wireless and King Street Wireless in Auction 58, Auction 66 and Auction 73, respectively.

These VIEs are in the process of developing long-term business and financing plans. These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2008.

7.    Earnings per Share

Basic earnings per share attributable to TDS shareholders is computed by dividing Net income available to common shareholders of TDS by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to TDS shareholders is computed by dividing Net income available to common shareholders of TDS by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars and shares in thousands,
	except per share amounts)

Basic earnings per share attributable to TDS shareholders
Net Income attributable to TDS	$72,008	$73,487
Preferred dividend requirement	(13)	(13)
Net income attributable to common shareholders of TDS used in basic earnings per share	$71,995	$73,474

Diluted earnings per share attributable to TDS shareholders
Net income attributable to common shareholders of TDS used in basic earnings per share	$71,995	$73,474
Noncontrolling income adjustment (1)	(196)	(321)
Preferred dividend adjustment (2)	12	12
Net income attributable to common shareholders of TDS used in diluted earnings per share	$71,811	$73,165

Weighted average number of shares used in basic earnings per share
Common Shares	51,693	53,208
Special Common Shares	54,084	57,920
Series A Common Shares	6,461	6,442
Weighted average number of shares used in basic earnings per share	112,238	117,570
Effects of dilutive securities:
Stock options (3)	50	481
Restricted stock units (4)	93	90
Preferred shares (5)	46	50
Weighted average number of shares used in diluted earnings per share	112,427	118,191

Basic earnings per share attributable to TDS shareholders	$0.64	$0.62

Diluted earnings per share attributable to TDS shareholders	$0.64	$0.62

(1)   The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)   The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore treated as if converted for shares.

(3)   Stock options exercisable into 854,937 Common Shares and 3,449,603 Special Common Shares for the three months ended March 31, 2009, and 335,867 Common Shares and 1,414,320 Special Common Shares for the three months ended March 31, 2008, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(4)   Restricted stock units issuable upon vesting into 100 and 466 Special Common Shares for the three months ended March 31, 2009 and 2008, respectively, were not included in Diluted Earnings per Share because their effects were antidilutive.

(5)   For the class of preferred shares that is redeemable for Common Shares, there were no antidilutive preferred shares for the three-month periods ended March 31, 2009 and 2008.

8.    Acquisitions, Divestitures and Exchanges

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

Significant transactions pending as of March 31, 2009

A Federal Communications Commission (“FCC”) auction of spectrum in the PCS and AWS-1 bands, designated by the FCC as Auction 78, closed August 20, 2008. U.S. Cellular participated in Auction 78 indirectly through its interest in Aquinas Wireless L. P. (“Aquinas Wireless”). Aquinas Wireless paid $2.1 million to the FCC for five licenses for which it was the provisional winning bidder in the auction.

U.S. Cellular also participated in the 2008 FCC auction of spectrum in the 700 megahertz band, known as Auction 73, which closed on March 20, 2008. U.S. Cellular participated in Auction 73 indirectly through its interest in King Street Wireless L.P (“King Street Wireless”). King Street Wireless paid $300.5 million to the FCC for 152 licenses for which it was the provisional winning bidder in the auction.

There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and grant licenses related to Auctions 78 and 73. As of March 31, 2008, the FCC had not granted the licenses to Aquinas Wireless or King Street Wireless. See Note 6—Variable Interest Entities, for further details on Aquinas Wireless and King Street Wireless and the licenses acquired in Auctions 78 and 73.

9.    Licenses and Goodwill

Changes in TDS’ licenses and goodwill are presented below.

	U.S.
	Cellular(1)	TDS Telecom	Total
	(Dollars in thousands)
Licenses
Balance December 31, 2008	$1,438,640	$2,800	$1,441,440
Acquisitions	12,250	—	12,250
Balance March 31, 2009	$1,450,890	$2,800	$1,453,690

Balance December 31, 2007	$1,513,829	$2,800	$1,516,629
Acquisitions	306,102	—	306,102
U.S. Cellular Common Share repurchases (2)	1,413	—	1,413
Balance March 31, 2008	$1,821,344	$2,800	$1,824,144

	U.S.
	Cellular(1)	TDS Telecom	Other(3)	Total
	(Dollars in thousands)
Goodwill
Balance December 31, 2008	$282,864	$420,413	$3,802	$707,079
Other	458	303	—	761
Balance March 31, 2009	$283,322	$420,716	$3,802	$707,840

Balance December 31, 2007	$276,416	$398,911	$3,802	$679,129
Acquisitions	970	1,923	—	2,893
U.S. Cellular Common Share repurchases(2)	2,142	—	—	2,142
Balance March 31, 2008	$279,528	$400,834	$3,802	$684,164

(1)          U.S. Cellular’s balances include licenses and goodwill allocated from TDS as a result of step acquisitions prior to the adoption of SFAS 160 on January 1, 2009.

(2)          Prior to adoption of SFAS 160, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS licenses and goodwill.  See Note 13 - TDS and U.S. Cellular Share Repurchases for a discussion of U.S. Cellular’s purchases of its Common Shares.  Effective January 1, 2009, TDS accounts for U.S. Cellular share repurchases as equity transactions, in accordance with SFAS 160.

(3)          “Other” consists of goodwill related to Suttle-Straus.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS has historically performed the required annual impairment assessment of its licenses and goodwill in the second quarter of the year.

As a result of the deterioration in the credit and financial markets and the decline of the overall economy in the fourth quarter of 2008, TDS performed an interim impairment assessment of licenses and goodwill as of December 31, 2008.  The assessment resulted in an impairment loss of $414.4 million on licenses, which was recognized in December 2008, and no impairment of goodwill.  Given that the unfavorable economic conditions experienced in the fourth quarter of 2008 continued through the three months ended March 31, 2009, and TDS’ market capitalization declined from December 31, 2008 to March 31, 2009, TDS assessed whether an interim impairment assessment was also required at March 31, 2009, and concluded that such an impairment assessment was not required based on the following:

•                  The estimates and assumptions that TDS used in its assessment as of December 31, 2008 had not changed significantly from December 31, 2008 to March 31, 2009;

•                  TDS did not experience significant changes in its business during the three months ended March 31, 2009;

•                  No other significant discrete events occurred or circumstances existed that would indicate an impairment of the recorded balances of licenses and goodwill as of March 31, 2009.

10.  Marketable Equity Securities and Variable Prepaid Forward Contracts

As of March 31, 2009 and December 31, 2008, TDS did not own either marketable equity securities or variable prepaid forward contracts.

In 2002 and 2003, TDS entered into variable prepaid forward contracts (“forward contracts”) related to the Deutsche Telekom Ordinary Shares it held. The economic hedge risk management objective of the forward contracts was to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk was hedged at or above the accounting cost basis of the securities. The principal amount of the forward contracts was accounted for as a loan. The forward contracts contained embedded collars that were bifurcated and accounted for as derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

TDS adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008 for its investment in Deutsche Telekom Ordinary Shares, and also for the “collar” portions of the forward contracts related to such Deutsche Telekom Ordinary Shares. SFAS 159 permits companies to elect to measure various financial instruments and certain other items at fair value. Pursuant to the provisions of SFAS 159, at the date the option is elected, entities are required to record a cumulative-effect adjustment to beginning retained earnings. In subsequent periods, for those instruments for which the fair value option is elected, unrealized gains and losses are recorded in the Statement of Operations. For the three months ended March 31, 2008 TDS recorded a net $3.5 million loss to Gain (loss) on investments and financial instruments on the Consolidated Statement of Operations related to the changes in the fair value of the Deutsche Telekom Ordinary Shares and the collar portion of the forward contracts related to such shares.

The forward contracts related to 30 million Deutsche Telekom Ordinary Shares matured during the three months ended March 31, 2008.  TDS elected to deliver a substantial majority of the 30 million Deutsche Telekom Ordinary Shares in settlement of the forward contracts relating to such Deutsche Telekom Ordinary Shares and disposed of the remaining Deutsche Telekom Ordinary Shares related to such forward contracts and realized $48.6 million of cash proceeds.

11.  Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $25.3 million and $21.5 million in the three months ended March 31, 2009 and 2008, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.9 million and $15.8 million in the three months ended March 31, 2009 and 2008, respectively.  TDS held a 5.5% ownership interest in the LA Partnership throughout and at the end of the three months ended March 31, 2009 and 2008.

The following table summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Revenues	$1,177,000	$1,181,000
Operating expenses	818,000	822,000
Operating income	359,000	359,000
Other income	8,000	6,000
Net income	$367,000	$365,000

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

Legal Proceedings

The United States Department of Justice (“DOJ”) has notified TDS and U.S. Cellular, a subsidiary of TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credit from certain FCC auctions and requests treble damages.  The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding.  The DOJ has not yet made any decision as to whether it will intervene.  However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  These limited partnerships were winning bidders in Auction 58, Auction 66, and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, TDS cannot predict the outcome of this review or any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. expects to make a submission as requested by the FCC.

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

13.  TDS and U.S. Cellular Share Repurchases

On March 2, 2007, the TDS Board of Directors authorized the repurchase of up to $250 million of TDS Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise, depending on market conditions.  TDS completed this stock repurchase program in November 2008.

On November 3, 2008, the TDS Board of Directors authorized a $250 million stock repurchase program for both TDS Common and Special Common Shares from time to time through open market purchases, block transactions, private purchases or otherwise, depending on market conditions. This authorization will expire on November 3, 2011.

During the three months ended March 31, 2009, TDS repurchased 504,026 Special Common Shares for $12.1 million, or an average of $23.96 per Special Common Share.  Of this amount, $10.3 million was paid in the three months ended March 31, 2009, and $1.8 million was paid in April 2009.

During the three months ended March 31, 2008, TDS repurchased 1,041,016 Special Common Shares for $45.1 million, or $43.28 per share.  Of this amount, $40.6 million was paid in the three months ended March 31, 2008, and $4.5 million was paid in April 2008.

TDS did not repurchase any Common Shares during the three months ended March 31, 2009 or the three months ended March 31, 2008.

As of March 31, 2009, TDS has purchased a total of $88.4 million of TDS Common and Special Common Shares under the current authorization, and therefore could purchase up to $161.6 million in future periods.

Prior to November 18, 2008, the Board of Directors of U.S. Cellular had authorized the repurchase of up to 1% of the outstanding U.S. Cellular Common Shares held by non-affiliates in each three-month period, primarily for use in employee benefit plans (the “Limited Authorization”).  On November 18, 2008, the Board of Directors of U.S. Cellular amended the Limited Authorization to permit the repurchase of up to 5% of the outstanding U.S. Cellular Common Shares held by persons other than TDS affiliates in each twelve-month period.  This authorization does not have an expiration date.

During the three months ended March 31, 2009, U.S. Cellular repurchased 367,000 Common Shares for $13.3 million, or an average of $36.22 per Common Share.  During the three months ended March 31, 2008, U.S. Cellular repurchased 150,000 Common Shares for $10.8 million, or an average of $71.70 per Common Share.  In addition, U.S. Cellular also received $4.6 million in cash during the three months ended March 31, 2008 as a final settlement payment of 2007 Common Share repurchases executed through accelerated share repurchase agreements with an investment banking firm.  As of March 31, 2009, U.S. Cellular had repurchased the maximum number of Common Shares permitted to be repurchased for the twelve months then ended under the Limited Authorization.

TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases.  Prior to the adoption of SFAS 141(R) and SFAS 160 on January 1, 2009, TDS accounted for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting.  See Note 9 — Licenses and Goodwill for details on the amounts allocated to Licenses and Goodwill related to the repurchase of U.S. Cellular Common Shares for the three months ended March 31, 2008.  Subsequent to the adoption of SFAS 141(R) and SFAS 160, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as equity transactions.  See Note 2 — Summary of Significant Accounting Policies for additional information on the adoption of SFAS 141(R) and Note 3 — Noncontrolling Interests for additional information on the adoption of SFAS 160.

14.  Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Marketable Equity Securities and Equity Method Investments
Balance, beginning of period (prior to adoption of SFAS 159)	$608	$665,377
Cumulative effect adjustment upon the adoption of SFAS 159(1)	—	(647,260)
Balance, beginning of period (after adoption of SFAS 159)	608	18,117
Add (deduct):
Unrealized gains	—	101
Deferred tax expense	—	(39)
	—	62
Noncontrolling share of unrealized gains	—	(5)
Net increase in unrealized gains	—	57
Balance, end of period	$608	$18,174

Derivative Instruments
Balance, beginning of period (prior to adoption of SFAS 159)	$—	$(144,583)
Cumulative effect adjustment upon the adoption of SFAS 159(1)	—	144,583
Balance, beginning of period (after adoption of SFAS 159)	—	—
Net change in derivative instruments	—	—
Balance, end of period	$—	$—

Retirement Plans
Balance, beginning of period	$(17,420)	$(9,018)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(200)	(207)
Amortization of unrecognized net loss	452	242
	252	35
Deferred income tax expense	195	(11)
Net change in retirement plans	447	24
Balance, end of period	$(16,973)	$(8,994)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period (prior to adoption of SFAS 159)	$(16,812)	$511,776
Cumulative effect adjustment upon the adoption of SFAS 159(1)	—	(502,677)
Balance, beginning of period (after adoption of SFAS 159)	(16,812)	9,099
Add (deduct):
Net change in marketable equity securities	—	57
Net change in retirement plans	447	24
Net change included in comprehensive income (loss)	447	81
Balance, end of period	$(16,365)	$9,180

(1)          See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts for additional details on the cumulative effect adjustment related to the adoption of SFAS 159.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Comprehensive Income
Net income	$93,374	$90,505
Net change in accumulated other comprehensive income	447	81
Comprehensive income	93,821	90,586
Less: Comprehensive income attributable to the noncontrolling interests	(21,366)	(17,018)
Comprehensive income attributable to TDS	$72,455	$73,568

15.  Business Segment Information

Financial data for TDS’ business segments for the three months ended or as of March 31, 2009 and 2008 is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC”.

				Non-	Other
Three Months Ended or as of	U.S.	TDS Telecom		Reportable	Reconciling
March 31, 2009	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)

Operating revenues	$1,052,764	$150,187	$51,189	$11,867	$(9,361)	$1,256,646
Cost of services and products	385,704	47,684	26,771	9,533	(2,285)	467,407
Selling, general and administrative expense	412,448	41,029	17,335	1,773	(4,737)	467,848
Operating income before certain non-cash items(3)	254,612	61,474	7,083	561	(2,339)	321,391
Depreciation, amortization and accretion expense	137,651	36,086	5,777	657	2,595	182,766
Loss on asset disposals, net	2,191	138	77	(7)	17	2,416
Operating income (loss)	114,770	25,250	1,229	(89)	(4,951)	136,209

Total assets	5,619,955	1,392,177	128,076	24,347	489,624	7,654,179

Capital expenditures	$137,741	$21,411	$4,995	$134	$955	$165,236

				Non-	Other
Three Months Ended or as of	U.S.	TDS Telecom		Reportable	Reconciling
March 31, 2008	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)

Operating revenues	$1,037,856	$151,815	$56,129	$11,623	$(8,322)	$1,249,101
Cost of services and products	369,061	44,834	26,333	8,479	(2,316)	446,391
Selling, general and administrative expense	403,626	42,481	17,026	1,902	(5,744)	459,291
Operating income before certain non-cash items(3)	265,169	64,500	12,770	1,242	(262)	343,419
Depreciation, amortization and accretion expense	142,530	33,624	5,884	722	3,398	186,158
Loss on asset disposals, net	3,673	(21)	—	—	—	3,652
Operating income (loss)	118,966	30,897	6,886	520	(3,660)	153,609

Total assets	5,926,074	1,659,633	146,902	29,304	1,476,500	9,238,413

Capital expenditures	$111,690	$14,646	$3,436	$929	$1,764	$132,465

(1)          Represents Suttle-Straus.

(2)          Consists of the Corporate operations, intercompany eliminations and other corporate investments.

(3)          The amount of Operating income before certain non-cash items is a non-GAAP financial measure. The non-cash items excluded from this subtotal are Depreciation, amortization and accretion, Loss on asset disposals, net (if any) and Loss on impairment of intangible assets (if any). This amount may also be commonly referred to by management as operating cash flow. TDS has presented operating cash flow because this financial measure, in combination with other financial measures, is an integral part of TDS’ internal reporting system utilized by management to assess and evaluate the performance of its business. Operating cash flow is also considered a significant performance measure. It is used by management as a measurement of its success in obtaining, retaining and servicing customers by reflecting its ability to generate subscriber revenue while providing a high level of customer service in a cost effective manner. The components of operating cash flow include the key revenue and expense items for which operating managers are responsible and upon which TDS evaluates its performance.

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

16. Supplemental Cash Flow Disclosures

The following represents cash flow information related to the issuance of Common Shares and Special Common Shares pursuant to stock-based compensation awards:

TDS:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Special Common Shares withheld(1)	—	1,368
Aggregate value of Special Common Shares withheld	$—	$55

Cash receipts upon exercise of stock options	383	1,158
Cash disbursements for payment of taxes (2)	—	(55)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$383	$1,103

U.S. Cellular:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Common Shares withheld(1)	1	145,827
Aggregate value of Common Shares withheld	$—	$8,626

Cash receipts upon exercise of stock options	356	607
Cash disbursements for payment of taxes(2)	—	(3,133)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$356	$(2,526)

(1)          Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

(2)          In certain situations, TDS and U.S. Cellular withhold shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. TDS and U.S. Cellular then pay the amount of the required tax withholdings to the taxing authorities in cash.

TDS declared and paid dividends of $12.0 million or $0.1075 per share during the first quarter of 2009.  TDS declared dividends of $12.0 million or $0.1025 per share in the first quarter of 2008, and paid these dividends in April 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS™”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.2 million wireless customers and 1.2 million wireline equivalent access lines at March 31, 2009. TDS conducts substantially all of its wireless operations through its 81%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular®”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom®”). TDS conducts printing and distribution services through its 80%-owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and footnotes included herein and the description of TDS’ business included in Item 1 of the TDS Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2008.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of March 31, 2009, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.3 million in such markets, was 13.5%. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs. Financial and operating highlights in the first three months of 2009 included the following:

•	Net retail customer additions were 63,000. Total customers increased from 6,196,000 at December 31, 2008 to 6,243,000 at March 31, 2009;

•	The postpay churn rate was 1.5%. Postpay customers comprised approximately 95% of U.S. Cellular’s retail customer base as of March 31, 2009;

•

Service revenues of $981.9 million increased $19.8 million (2%) year-over-year, despite a $12.7 million (17%) reduction in inbound roaming revenues; the increase was driven by growth in customers and average monthly service revenue per unit. Average monthly service revenue per customer increased 1% year-over-year to $52.54, driven primarily by growth in revenues from data products and services;

•

Additions to property, plant and equipment totaled $137.7 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. Total cell sites in service increased 8% year-over-year to 6,942; and

•

U.S. Cellular launched efforts on a number of multi-year initiatives including the development of: a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and an Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.

•                  Operating income was $114.8 million in 2009, compared to $119.0 million in 2008.

U.S. Cellular anticipates that future growth in its operating income will be affected by the following factors:

•	Uncertainty related to current economic conditions and their impact on demand for U.S. Cellular’s products and services;

•	Increasing penetration in the wireless industry;

•	Costs of customer acquisition and retention, such as equipment subsidies and advertising;

•	Industry consolidation and the resultant effects on roaming revenues, service and equipment pricing and other effects of competition;

•	Providing service in recently launched areas or potential new market areas;

•	Potential increases in prepay and reseller customers as a percentage of U.S. Cellular’s customer base;

•	Costs of developing and introducing new products and services;

•	Costs of developing and enhancing office and customer support systems;

•	Continued enhancements to its wireless networks, including expansion of 3G services and potential deployments of new technology;

•	Increasing costs of regulatory compliance; and

•	Uncertainty in future eligible telecommunication carrier (“ETC”) funding.

•                  Net income attributable to U.S. Cellular increased $14.0 million to $84.6 million in 2009 compared to $70.6 million in 2008, due primarily to lower income tax expense.  Basic earnings per share was $0.97 in 2009, which was $0.16 higher than in 2008, and Diluted earnings per share was $0.97, which was $0.17 higher than in 2008.

See “Results of Operations—Wireless.”

2009 Wireless Estimates

U.S. Cellular expects the factors described above to impact revenues and operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues and operating income to fluctuate over the next several quarters.

U.S. Cellular’s estimates of full-year 2009 results for net retail customer additions; service revenues; operating income; depreciation, amortization and accretion expenses; and capital expenditures are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Form 10-Q for the three months ended March 31, 2009. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2009	2008
	Estimated Results	Actual Results
Net retail customer additions	75,000 - 150,000	149,000
Service revenues	$3,900 - $4,000 million	$3,940.3 million
Operating income(1)	$275 - $350 million	$27.7 million
Depreciation, amortization and accretion expenses(1)	Approx. $600 million	$987.0 million
Capital expenditures	Approx. $575 million	$585.6 million

(1)

2008 Actual Results include losses on disposals of $23.4 million and impairments of assets of $386.7 million. The 2009 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on disposals of assets, and do not include any estimate for losses on impairment of assets since these cannot be predicted.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could significantly impact actual results. U.S. Cellular anticipates that its customer base will increase during 2009 as a result of its continuing focus on customer satisfaction, attractively priced service plans, a broad line of handsets and other products, and improvements in distribution. U.S. Cellular believes growth in its revenues will result primarily from attracting wireless users switching from other wireless carriers, selling additional products and services to its existing customers, and increasing the number of multi-device users among its existing customers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for retention and to sell additional services such as data, expand its Internet sales and customer service capabilities, and improve its prepay products and services.

TDS Telecom

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

Overall equivalent access lines served by TDS Telecom as of March 31, 2009 decreased 3% compared to March 31, 2008. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

Operating revenues decreased $6.8 million, or 3% to $199.3 million during the three months ended March 31, 2009 from $206.1 million in 2008. The decrease in 2009 was primarily due to a decline in ILEC and CLEC physical access lines, lower rates from bundling promotions and a decrease in network usage by inter-exchange carriers.  These decreases were partially mitigated by acquisition of three ILEC companies in 2008 as well as an increase in ILEC data customers and revenues.

Operating income decreased to $26.5 million during the three months ended March 31, 2009 compared to $37.8 million in 2008, as a result of decreased revenues and increased costs.  The higher costs in 2009 were primarily due to 2008 related acquisitions, increased employee costs and increased depreciation expense, partially offset by reduced expenses of serving fewer CLEC residential customers.

See “Results of Operations—Wireline.”

2009 Wireline Estimates

TDS Telecom’s estimates of full-year 2009 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the three months ended March 31, 2009.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	2009	2008
	Estimated Results	Actual Results
ILEC and CLEC Operations:
Operating revenues	$780 - $820 million	$824.3 million
Operating income	$100 - $130 million	$142.2 million
Depreciation, amortization and accretion expenses	Approx. $160 million	$158.4 million
Capital expenditures	Approx. $130 million	$140.8 million

The above estimates reflect the expectations of TDS Telecom’s management considering the current general economic conditions. During this challenging business environment, TDS Telecom will continue to focus on its cost-reduction initiatives through product cost improvement and process efficiencies. TDS Telecom also plans to continue to focus on customer retention programs, including “triple play” bundles involving voice, DSL and satellite TV.

Cash Flows and Investments - TDS and its subsidiaries had cash and cash equivalents totaling $756.3 million, short-term investments in the form of certificates of deposit aggregating $53.7 million, borrowing capacity under their revolving credit facilities of $1,296.3 million, and additional bank lines of credit of $25.0 million as of March 31, 2009.  Also, during the three months ended March 31, 2009, TDS and its subsidiaries generated $223.3 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” for additional information related to cash flows and investments, including the impacts of recent economic events.

RESULTS OF OPERATIONS — CONSOLIDATED

			Increase/	Percentage
Three Months Ended March 31,	2009	2008	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,052,764	$1,037,856	$14,908	1%
TDS Telecom	199,302	206,076	(6,774)	(3)%
All other(1)	4,580	5,169	(589)	(11)%
Total operating revenues	1,256,646	1,249,101	7,545	1%
Operating expenses
U.S. Cellular	937,994	918,890	19,104	2%
TDS Telecom	172,823	168,293	4,530	3%
All other(1)	9,620	8,309	1,311	16%
Total operating expenses	1,120,437	1,095,492	24,945	2%
Operating income (loss)
U.S. Cellular	114,770	118,966	(4,196)	(4)%
TDS Telecom	26,479	37,783	(11,304)	(30)%
All other(1)	(5,040)	(3,140)	(1,900)	(61)%
Total operating income (loss)	136,209	153,609	(17,400)	(11)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	25,337	21,470	3,867	18%
Interest and dividend income	2,072	9,746	(7,674)	(79)%
Interest expense	(30,105)	(41,380)	11,275	27%
Gain (loss) on investments and financial instruments	—	(3,490)	3,490	N/M
Other, net	499	(199)	698	N/M
Total investment and other income (expense)	(2,197)	(13,853)	11,656	84%

Income before income taxes	134,012	139,756	(5,744)	(4)%
Income tax expense	40,638	49,251	(8,613)	(17)%

Net income	93,374	90,505	2,869	3%
Less: Net income attributable to noncontrolling interests, net of tax	(21,366)	(17,018)	(4,348)	(26)%
Net income attributable to TDS	72,008	73,487	(1,479)	(2)%

Preferred dividend requirement	(13)	(13)	—	0%
Net Income available to common	$71,995	$73,474	$(1,479)	(2)%

Basic earnings per share attributable to TDS	$0.64	$0.62	$0.02	3%
Diluted earnings per share attributable to TDS	$0.64	$0.62	$0.02	3%

(1)	Consists of non-reportable segment, corporate operations and intercompany eliminations. N/M—Percentage change not meaningful

Operating Revenues

U.S. Cellular revenue growth reflects average wireless customer growth of 1% and growth in average monthly service revenue per wireless customer of 1% in 2009. The decline in TDS Telecom revenue primarily reflects the decline in physical access lines, lower rates resulting from bundling of services and a decrease in network usage by inter-exchange carriers.

Operating Expenses

The increase primarily reflects costs associated with acquiring customers and serving and retaining its expanding customer base at U.S. Cellular. The increase in TDS Telecom expenses was primarily due to the acquisition of three ILECs during 2008, increased employee costs, increased depreciation expense, partially offset by reduced expenses of serving fewer CLEC residential customers.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from markets in which it has a noncontrolling interest and that are accounted for by the equity method. TDS follows the equity method of accounting for unconsolidated entities over which it has the ability to exercise significant influence, generally entities in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.9 million and $15.8 million to Equity in earnings from unconsolidated entities in 2009 and 2008, respectively.

Interest and dividend income

Interest and dividend income decreased $7.7 million primarily due to a lower interest rate earned on cash balances coupled with lower average investment balances in 2009 compared to 2008.

Interest expense

The decrease in interest expense in 2009 was primarily a result of a $9.2 million decrease in interest incurred on variable prepaid forward contracts due to the settlement of variable prepaid forward contracts with an aggregate principal amount of $1,015.4 million in 2008.

Gain (loss) on investments and financial instruments

See Note 10—Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for a description of the amount recorded in 2008.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income, the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss and other TDS noncontrolling interests.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(15,791)	$(13,483)
Noncontrolling shareholders’ or partners’	(5,575)	(3,462)
	(21,366)	(16,945)
Other	—	(73)
	$(21,366)	$(17,018)

RESULTS OF OPERATIONS — WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 81%-owned subsidiary. U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31,(1)	2009	2008
Total market population of consolidated operating markets(2)	46,306,000	45,262,000
Customers(3)	6,243,000	6,175,000
Market penetration(2)	13.5%	13.6%
Total full-time equivalent employees	8,754	8,105
Cell sites in service	6,942	6,452

For the Three Months Ended March 31,(4)	2009	2008
Net customer additions(5)	47,000	73,000
Net retail customer additions(5)	63,000	85,000
Average monthly service revenue per customer(6)	$52.54	$52.24
Postpay churn rate (7)	1.5%	1.4%

(1)          Amounts include results for U.S. Cellular’s consolidated operating markets as of March 31.

(2)          Calculated using 2008 and 2007 Claritas population estimates for 2009 and 2008, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 83,726,000 and 7.5%, and 82,846,000 and 7.5%, as of March 31, 2009 and 2008, respectively.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2009	2008
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,480,000	5,331,000
Customers on prepay service plans in which the end user is a customer of U.S. Cellular (“prepay customers”)	290,000	309,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	473,000	535,000
Total customers	6,243,000	6,175,000

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

(6)          Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended
	March 31,
	2009	2008
Service revenues per Consolidated Statements of Operations (000s)	$981,874	$962,094
Divided by average customers during period (000s)*	6,229	6,139
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$52.54	$52.24

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

(7)          Postpay churn rate represents the percentage of the postpay customer base that disconnects service each month.

Components of Operating Income

Three Months Ended March 31,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$874,098	$850,470	$23,628	3%
Inbound roaming	60,057	72,755	(12,698)	(17)%
Other	47,719	38,869	8,850	23%
Service revenues	981,874	962,094	19,780	2%
Equipment sales	70,890	75,762	(4,872)	(6)%
Total operating revenues	1,052,764	1,037,856	14,908	1%

System operations (excluding Depreciation, amortization and accretion reported below)	200,003	191,016	8,987	5%
Cost of equipment sold	185,701	178,045	7,656	4%
Selling, general and administrative	412,448	403,626	8,822	2%
Depreciation, amortization and accretion	137,651	142,530	(4,879)	(3)%
Loss on asset disposals, net	2,191	3,673	(1,482)	(40)%
Total operating expenses	937,994	918,890	19,104	2%
Operating income	$114,770	$118,966	$(4,196)	(4)%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services and long distance, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the Federal Universal Service Fund (“USF”).

The increase in Service revenues was due to the growth in the average customer base, which increased 1% to 6.2 million in 2009 from 6.1 million in 2008, and higher average monthly service revenue per customer; average monthly service revenue per customer was $52.54 in 2009 and $52.24 in 2008.

Retail service revenues

The increase in Retail service revenues in 2009 was due primarily to growth in U.S. Cellular’s average customer base and an increase in average monthly retail service revenue per customer.

The increase in the average number of customers was driven by the net retail customer additions that U.S. Cellular generated from its marketing distribution channels. Average monthly retail service revenue per customer increased 1% to $46.78 in 2009 from $46.18 in 2008. The increase resulted primarily from the growth in revenues from data products and services, which more than offset a slight decline in revenues from voice services.

Revenues from data products and services totaled $157.0 million in 2009 and $115.7 million in 2008, and represented 16% of total service revenues in 2009 compared to 12% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smart phone handsets and services. During the first quarter of 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans to further drive data usage and revenues. U.S. Cellular expects that the growth in revenues from data products and services will continue as customers migrate to the new unlimited plans and as U.S. Cellular’s 3G network expands to approximately 61% of its cell sites by the end of 2009.

Revenues from voice services declined year-over-year due primarily to a reduction in average monthly retail voice revenues per customer. The reduction in average monthly retail voice revenues per customer was partially attributable to customers moving towards service plans with free incoming minutes and larger coverage areas, and staying within their packaged minutes, thereby limiting overages. Also, a decrease in the prepay customer base contributed to a decline in prepay voice revenues.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined. This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that previously were used by Verizon and Alltel (as separate entities). U.S. Cellular anticipates that this trend will increase over the next several quarters and will more than offset the positive impact of the trends of increasing minutes of use and increasing data usage from U.S. Cellular’s other roaming partners.

Additional changes in the network footprints of other carriers also could have an adverse effect on U.S. Cellular’s inbound roaming revenues. For example, consolidation among other carriers which have network footprints that currently overlap U.S. Cellular’s network could further decrease the amount of inbound roaming revenues for U.S. Cellular. U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts. The foregoing could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Other revenues

The growth in Other revenues was due primarily to an increase in amounts that were received from the USF for states in which U.S. Cellular has been designated as an Eligible Telecommunications Carrier (“ETC”). U.S. Cellular was eligible to receive ETC funds in sixteen states in 2009 and eleven states in the first quarter of 2008; the ETC revenue amounts recorded were $37.7 million in 2009 and $30.5 million in 2008.

The Federal Communications Commission (“FCC”) is considering significant changes to the USF. U.S. Cellular is not able to predict what changes, if any, will be adopted by the FCC. Such changes could have a material adverse impact on U.S. Cellular’s financial condition and results of operations.

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

The decrease in 2009 equipment sales revenues was driven by a decline of 9% in average revenue per handset sold, primarily reflecting aggressive handset promotions and discounts, partially offset by an increase in total handsets sold. Due to the current highly competitive conditions related to handset pricing in the wireless industry, U.S. Cellular expects continued pressure on its handset pricing in the foreseeable future.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third-party data product and platform developers. Key components of the overall increase in system operations expenses were as follows:

•                  The cost of network usage on U.S. Cellular’s systems increased $4.8 million, or 7%, in 2009, as voice and data usage on U.S. Cellular’s systems increased driven primarily by continued migration to voice plans with a larger number of packaged minutes, text messaging plans, and other data offerings. In addition, data network and developer costs increased due to the increase in data usage;

•                  Maintenance, utility and cell site expenses increased $2.8 million, or 4%, in 2009, primarily driven by increases in the number of cell sites within U.S. Cellular’s network and rent expense per cell site. The number of cell sites totaled 6,942 in 2009 and 6,452 in 2008, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets; and

•                  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.4 million, or 3%, in 2009. The increase is due to an increase in roaming minutes of use driven by customer migration to national and wide area plans.

U.S. Cellular expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

•                  Increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality;

•                  Continued expansion of 3G services to additional markets; and

•                  Increases in total voice minutes of use and data usage, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

These factors are expected to be partially offset by anticipated decreases in the per-minute cost of usage on U.S. Cellular’s and other carriers’ networks.

Cost of equipment sold

Cost of equipment sold increased in 2009 due primarily to a 4% increase in the number of handsets sold.

U.S. Cellular expects loss on equipment, defined as equipment sales revenues less cost of equipment sold, to continue to be a significant cost and perhaps to increase in the foreseeable future as wireless carriers continue to use handset availability and pricing as a means of competitive differentiation. New handsets with expanded capabilities, particularly smart phones and premium touch screen phones, generally have higher purchase costs for carriers which, due to competitive market conditions, generally cannot be recovered through proportionately higher selling prices to customers.

Selling, general and administrative expenses

Selling, general and administrative expenses include salaries, commissions and expenses of field sales and retail personnel and facilities; telesales department salaries and expenses; agent commissions and related expenses; corporate marketing and merchandise management; and advertising expenses. Selling, general and administrative expenses also include bad debts expense, costs of operating customer care centers and corporate expenses.

Key components of the increase in Selling, general and administrative expenses in 2009 were as follows:

•                  Advertising expenses increased $5.0 million, or 9%, in 2009, due primarily to an increase in media purchases; and

•                  General and administrative expenses increased $3.7 million, or 2%, in 2009, due primarily to higher sales taxes.

U.S. Cellular expects Selling, general and administrative expenses to increase in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization, and accretion

Total Depreciation, amortization and accretion expense decreased $4.9 million, or 3%, in 2009. Depreciation decreased $4.5 million, or 3%, in 2009, primarily due to fully depreciating Time Division Multiple Access (“TDMA”) and analog network equipment in 2008. U.S. Cellular discontinued its TDMA-based service during the first quarter of 2009; in connection with such discontinuance, property, plant and equipment in service and accumulated depreciation of $452.0 million were eliminated from the Consolidated Balance Sheet.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom served 1,158,100 equivalent access lines at March 31, 2009, a net decrease of 35,700 lines from the 1,193,800 equivalent access lines served at March 31, 2008.

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

TDS Telecom’s ILEC subsidiaries served 777,100 equivalent access lines at March 31, 2009 and 767,100 equivalent access lines at March 31, 2008. ILEC companies acquired after March 31, 2008 increased the equivalent access line count at March 31, 2009 by 17,600.

TDS Telecom’s CLEC served 381,000 equivalent access lines at March 31, 2009, a net decrease of 45,700 lines from the 426,700 served at March 31, 2008. The decline in CLEC equivalent access lines from 2008 to 2009 is primarily the result of attrition in residential customers due to a shift in TDS Telecom’s CLEC strategy to focus on serving primarily a commercial subscriber base.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of March 31,	2009	2008

ILEC
Equivalent access lines	777,100	767,100
Physical access lines	556,800	579,200
High-speed data customers	188,100	155,000
Long-distance customers	348,900	344,900

CLEC
Equivalent access lines	381,000	426,700
High-speed data customers	39,700	43,700

TDS Telecom

Components of Operating Income

			Increase/	Percentage
Three months ended March 31,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Operating revenues
ILEC revenues	$150,187	$151,815	$(1,628)	(1)%
CLEC revenues	51,189	56,129	(4,940)	(9)%
Intra-company elimination	(2,074)	(1,868)	(206)	(11)%
TDS Telecom operating revenues	199,302	206,076	(6,774)	(3)%

Operating expenses
ILEC expenses	124,937	120,918	4,019	3%
CLEC expenses	49,960	49,243	717	1%
Intra-company elimination	(2,074)	(1,868)	(206)	(11)%
TDS Telecom operating expenses	172,823	168,293	4,530	3%

TDS Telecom operating income	$26,479	$37,783	$(11,304)	(30)%

Operating revenues

Operating revenues decreased in 2009 primarily due to a decline in ILEC and CLEC physical access lines, lower rates resulting from bundling of services and a decrease in network usage by inter-exchange carriers. Acquisition of three ILEC companies in 2008 as well as an increase in ILEC data customers and revenues partially offset this decline.

Operating expenses

Operating expenses increased in 2009 due to the acquisition of three ILEC companies in 2008, increased employee costs and increased depreciation expense due to capital additions placed in service in 2008, partially offset by reduced expenses of serving fewer CLEC residential customers.

ILEC Operations

Components of Operating Income

			Increase/	Percentage
Three months ended March 31,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Voice revenues	$48,578	$51,576	$(2,998)	(6)%
Data revenues	25,060	21,186	3,874	18%
Network access revenues	67,831	70,082	(2,251)	(3)%
Miscellaneous revenues	8,718	8,971	(253)	(3)%
Total operating revenues	150,187	151,815	(1,628)	(1)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	47,684	44,834	2,850	6%
Selling, general and administrative expenses	41,029	42,481	(1,452)	(3)%
Depreciation, amortization and accretion	36,086	33,624	2,462	7%
(Gain) loss on asset disposals, net	138	(21)	159	N/M
Total operating expenses	124,937	120,918	4,019	3%

Total operating income	$25,250	$30,897	$(5,647)	(18)%

N/M — Not meaningful

Operating Revenues

Voice revenues (charges for the provision of local telephone exchange service and reselling long-distance service).

The decrease in Voice revenues in 2009 was primarily due to a 6% decline in average physical access lines in service (excluding the impact of 2008 acquisitions) which negatively impacted local service revenues by $2.5 million. Second line disconnections accounted for 24% of the physical access line decline and were significantly influenced by subscribers converting to high-speed data services. Additionally, local service and long-distance revenues decreased by $1.8 million due to an increase in bundled offerings, which encourages customers to bundle products such as local service, long-distance, advance calling features and voice messaging services at a reduced price. Acquisition of three ILEC companies in 2008 increased Voice revenues $0.9 million for the period.

Data revenues (charges for providing Internet and other data related services).

The increase in data revenues in 2009 was primarily due to the 20% growth in average high-speed data customers which accounted for increased revenues of $3.4 million. Customers converting to higher DSL speeds drove the average revenue per customer higher, increasing revenues $0.8 million in 2009. These increases were partially offset by a $1.1 million decrease in dial-up Internet revenue primarily related to a decrease in dial-up customers. ILEC acquisitions in 2008 increased 2009 Data revenues $0.4 million for the period.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues declined $2.3 million in 2009 due to a 16% decrease in intra-state average minutes of use. Revenues from special access circuits also declined $1.0 million in 2009 due to disconnections. ILEC acquisitions in 2008 generated a $1.7 million increase in 2009 Network access revenues to partially offset these declines.

Operating Expenses

Cost of services and products

The increase in Cost of services and products in 2009 was due to employee related costs and benefits increasing $1.4 million. Cost to provide incentives to attract new customers increased $0.9 million. Increased circuit bandwidth to support growth in high-speed data products also increased expense $0.5 million. ILEC acquisitions in 2008 increased Cost of services and products $1.0 million for the period.

Selling, general and administrative expenses

The decrease in Selling, general and administrative expenses in 2009 was due to a reduction in bad debts expense of $1.4 million, property taxes of $0.6 million and consulting charges of $0.8 million incurred in 2008 to implement cost reduction programs. ILEC acquisitions in 2008 increased Selling, general and administrative expense $0.6 million for the period.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.7 million in 2009 as a result of capital additions placed in service in 2008. ILEC acquisitions in 2008 increased depreciation, amortization and accretion expense $0.8 million.

CLEC Operations

Components of Operating Income

			Increase/	Percentage
Three months ended March 31,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Retail revenues	$45,570	$50,286	$(4,716)	(9)%
Wholesale revenues	5,619	5,843	(224)	(4)%
Total operating revenues	51,189	56,129	(4,940)	(9)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	26,771	26,333	438	2%
Selling, general and administrative expenses	17,335	17,026	309	2%
Depreciation, amortization and accretion	5,777	5,884	(107)	(2)%
(Gain) loss on asset disposals, net	77	—	77	N/M
Total operating expenses	49,960	49,243	717	1%

Total operating income	$1,229	$6,886	$(5,657)	(82)%

N/M - Not meaningful

Prior year has been reclassified to conform with current year presentation.

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 10% in 2009 compared to 2008, which resulted in a decrease in retail revenues of $5.1 million. Average residential equivalent access lines decreased 25% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base. While the average commercial equivalent access lines experienced a decrease of 4%, average revenue per subscriber increased resulting in higher revenues from commercial subscribers of $0.4 million in 2009.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2009 was primarily driven by an 18% reduction in average minutes of use partially offset by an increase in average rates resulting from a more favorable mixture of traffic.

Operating Expenses

Cost of services and products

Cost of services and products increased in 2009 due to settlements in 2008 with two inter-exchange carriers which reduced the cost of services in 2008 by $2.1 million. This increase was offset by a reduction in purchased network related services, primarily caused by the smaller residential customer base, which decreased expenses by $2.2 million. Additionally, expenses increased $0.6 million due to costs associated with provisioning managed Internet protocol services to customers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased in 2009 due primarily to an increase in payroll and employee benefit costs, which increased expenses by $0.6 million.  Bad debts expenses increased $0.5 million. Cost containment efforts and expenses associated with a smaller customer base partially offset these increases.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.

See Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions including licenses, construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The tables below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

The following table provides a summary of TDS’ cash flow activities:

	2009	2008
	(Dollars in thousands)
Cash flows from (used in):
Operating activities	$223,250	$268,999
Investing activities	(205,056)	(184,322)
Financing activities	(39,236)	(49,337)
Net increase (decrease) in cash and cash equivalents	$(21,042)	$35,340

Cash Flows from Operating Activities

Cash flows from operating activities in 2009 were $223.3 million, down $45.7 million from 2008. Significant changes included the following:

•                  Operating income adjusted for non-cash items, as shown in the table below, decreased by $19.6 million, from $366.9 million in 2008 to $347.3 million in 2009.

	2009	2008
	(Dollars in thousands)
Operating income	$136,209	$153,609
Non-cash items
Depreciation, amortization and accretion	182,766	186,158
Bad debts expense	20,303	20,405
Stock-based compensation expense	5,556	3,116
Loss on asset disposals, net	2,416	3,652
Operating income other than non-cash items	$347,250	$366,940

TDS management believes the foregoing information provides useful information to investors regarding TDS’ financial condition and results of operations because it breaks out and shows the components and impact of cash and non-cash items on cash flows from operating activities.

•                  Changes in working capital accounts excluding accrued taxes resulted in a $26.6 million increased net cash outflow in 2009 compared to 2008. Such changes in assets and liabilities required cash of $101.7 million in 2009 and $75.1 million in 2008. The most significant change related to a $38.0 million deposit paid to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit.  The deposit was recorded in Change in other assets and liabilities. See Note 5 — Income Taxes for additional information.  Cash flows related to changes in accounts payable, customer deposits and deferred revenues required $49.1 million in 2009 and $8.4 million in 2008.  The $40.7 million increase in cash outflows was driven by timing differences in payments of accounts payable and lower deposit requirements for new customers.  In addition, the change in inventory provided $7.7 million in 2009 and required $15.5 million in 2008.  The changes in each period reflect fluctuations in the number and mix of handset units on hand, which is affected by factors such as overall sales and renewals, the nature and timing of promotions, and introduction of new handsets and accessories.

•                  Income tax payments decreased by $3.8 million.  Income tax payments in 2009 and 2008 were $7.1 million and $10.9 million, respectively.

Cash Flows from Investing Activities

TDS makes substantial investments to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue-enhancing and cost-reducing upgrades to TDS’ networks.

Cash used for property, plant and equipment and system development totaled $165.2 million in 2009 and $132.5 million in 2008. The primary purpose of TDS’ construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•                  U.S. Cellular’s capital expenditures totaled $137.7 million in 2009 and $111.7 million in 2008 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•                  TDS Telecom’s capital expenditures for its ILEC operations totaled $21.4 million in 2009 and $14.6 million in 2008 representing expenditures to provide for normal growth and to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $5.0 million in 2009 and $3.4 million in 2008 for switching and other network facilities.

•                  Corporate and other capital expenditures totaled $1.1 million in 2009 and $2.7 million in 2008.

Acquisitions required cash payments of $14.6 million and $107.7 million in 2009 and 2008, respectively. The cash required for acquisitions in 2008 included capital contributions and advances of $97.0 million to King Street Wireless and its general partner.  King Street Wireless’ general partner also made a capital contribution of $0.1 million.  King Street Wireless used these funds in connection with its participation in FCC Auction 73.

TDS received $48.6 million in cash proceeds upon the sale of Deutsche Telecom Ordinary Shares that occurred in the first quarter of 2008 in conjunction with the settlements of the variable prepaid forward contracts related to such shares. See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for additional details on these settlements.

TDS invested $26.2 million in certificates of deposit in the first quarter of 2009.  No certificates of deposits were purchased in the first quarter of 2008.

Cash Flows from Financing Activities

The re-issuance of TDS and U.S. Cellular treasury shares in connection with employee benefits plans, net of tax payments made on behalf of stock award holders, provided $0.7 million in 2009 and required $1.4 million in 2008.  In certain situations, TDS and U.S. Cellular withhold shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. TDS and U.S. Cellular then pay the amount of the required tax withholdings to the taxing authorities in cash.

In 2009, TDS repurchased Special Common Shares at an aggregate cost of $12.1 million.  A total of $10.3 million was paid in cash before March 31, 2009 and $1.8 million was paid in April 2009.  In addition, in January 2009 TDS paid $1.9 million for the fourth quarter 2008 share repurchases.  In 2008, TDS repurchased Special Common Shares at an aggregate cost of $45.1 million.  Of this amount, $40.6 million was paid in the first quarter of 2008 and $4.5 million was paid in April of 2008.

Payment for repurchase of U.S. Cellular Common Shares required $13.3 million in 2009 and $10.8 million in 2008.  U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007. See Note 13 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

LIQUIDITY AND CAPITAL RESOURCES

Recent events in the financial services sector and correlating impacts to other sectors of the economy have resulted in concerns regarding investment security values, the availability of and concentration of credit, insurance coverage and a variety of other areas. Although TDS’ cash balance, conservative strategies for investing cash on hand and funds available under its revolving credit agreements have limited its exposure to these events to date, TDS and its subsidiaries continue to monitor economic conditions and developments and will make adjustments to its cash investments, borrowing arrangements, and insurance coverage as necessary and feasible.

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

TDS believes that existing cash balances and cash flows from operating activities provide financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. As discussed further below, TDS and U.S. Cellular also have funds available under revolving credit facilities which will provide additional flexibility through the date of their expiration in December 2009. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their financing needs.

TDS cannot provide assurances that circumstances that could have a material adverse affect on its liquidity or capital resources will not occur. Economic conditions, changes in capital markets or other factors could restrict its liquidity and availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition or share repurchase programs. Such reductions could have a material adverse effect on TDS’ business, financial condition or results of operations.

Cash and Cash Equivalents

At March 31, 2009, TDS had $756.3 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At March 31, 2009, TDS invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities.  TDS monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Short-term Investments

TDS holds certificates of deposit totaling $53.7 million at March 31, 2009 which are included in Short-term investments in the Consolidated Balance Sheet. These certificates of deposit had original maturities of between 180 days and one year and earn interest at annual rates between 1.85% and 2.82%.

Revolving Credit Facilities

TDS has a $600.0 million revolving credit facility available for general corporate purposes.  At March 31, 2009, there were no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $596.6 million available for use.  Borrowings under the revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) plus a contractual spread based on TDS’ credit rating.  TDS may select borrowing periods of either seven days or one, two, three or six months.  At March 31, 2009, the one-month LIBOR was 0.50% and the contractual spread was 60 basis points.  If TDS provides less than two days notice of intent to borrow, interest on borrowings is at the prime rate less 50 basis points (the prime rate was 3.25% at March 31, 2009).

TDS also has $25.0 million of direct bank lines of credit at March 31, 2009, all of which were unused.  The terms of the direct lines of credit bear negotiated interest rates up to the prime rate and expire in 2009.

U.S. Cellular has a $700.0 million revolving credit facility available for general corporate purposes.  At March 31, 2009, there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $699.7 million available for use.  Borrowings under the revolving credit facility bear interest at the LIBOR plus a contractual spread based on U.S. Cellular’s credit rating.  U.S. Cellular may select borrowing periods of either seven days or one, two, three or six months.  At March 31, 2009, the one-month LIBOR was 0.50% and the contractual spread was 60 basis points.  If U.S. Cellular provides less than two days notice of intent to borrow, interest on borrowings is the prime rate less 50 basis points (the prime rate was 3.25% at March 31, 2009).

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities is subject to increase if their current credit ratings from either Standard & Poor’s Rating Services and/or Moody’s Investors Service are lowered, and is subject to decrease if the ratings are raised.  The credit facilities would not cease to be available or accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the existing credit facilities or obtain access to new credit facilities in the future.

TDS’ and U.S. Cellular’s credit ratings as of March 31, 2009, and the dates that such ratings were issued, were as follows:

Moody’s (issued August 15, 2008)	Baa2	- stable outlook
Standard & Poor’s (issued March 13, 2008)	BBB-	- with positive outlook
Fitch Ratings (issued August 16, 2007)	BBB+	- stable outlook

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of March 31, 2009 with all covenants and other requirements set forth in the revolving credit facilities and lines of credit.

The maturity date of any borrowings under the TDS and U.S. Cellular revolving credit facilities would accelerate in the event of a change in control.

Both revolving credit facilities expire in December 2009.  TDS and U.S. Cellular plan to renew their revolving credit facilities and are maintaining an active dialogue with their existing lenders in advance of the December 2009 expiration dates of the current facilities. Due to current unfavorable credit market conditions, TDS and U.S. Cellular believe that they are unlikely to be able to obtain similar terms as exist in the current facilities. In particular, TDS and U.S. Cellular believe that the amount of the facilities could be significantly reduced, the term of the facilities could be shortened, and the pricing on the facilities could be increased. If TDS and U.S. Cellular are unable to renew their revolving credit facilities or to obtain new revolving credit facilities from alternative sources on acceptable terms or at current funding levels for any reason, including reduced availability of credit or the consolidation of lending institutions as a result of recent market events, TDS’ and U.S. Cellular’s future liquidity, capital resources, business, financial condition and/or results of operations could be adversely affected.

Long-term Financing

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of March 31, 2009 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indenture.

The long-term debt principal payments due for the remainder of 2009 and the next four years comprise approximately 1% of the total long-term debt obligation at March 31, 2009.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2008 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

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

Capital Expenditures

U.S. Cellular’s capital expenditures for 2009 are expected to be approximately $575 million. These expenditures are expected to be for the following general purposes:

•                  Expand and enhance U.S. Cellular’s coverage in its service areas;

•                  Provide additional capacity to accommodate increased network usage by current customers;

•                  Overlay 3G technology in certain markets;

•                  Enhance U.S. Cellular’s retail store network; and

•                  Develop office systems.

TDS Telecom’s anticipated capital expenditures for 2009 are expected to be approximately $130 million to provide for normal growth and to upgrade plant and equipment to provide enhanced services.

TDS plans to finance its construction program for 2009 using cash flows from operating activities and, if necessary, short-term debt.

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

Variable Interest Entities

TDS consolidates certain variable interest entities pursuant to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. See Note 6—Variable Interest Entities in the Notes to Consolidated Financial Statements for the details of these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Special Common Shares (TDS only) and Common Shares, subject to repurchase programs. For details of these programs and repurchases made during 2009 and 2008, see Note 13 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2008 did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  TDS is unable to predict the period of settlement of such FIN 48 liabilities.  Subject to the foregoing, there has been no material change in Contractual and Other Obligations between December 31, 2008 and March 31, 2009.

Off-Balance Sheet Arrangements

TDS has no transactions, agreements or contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, cash flows from operating activities, liquidity, capital resources or financial flexibility.

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

TDS Telecom’s accounts receivable primarily consist of amounts owed by customers for services provided, by connecting companies for carrying interstate and intrastate long-distance traffic on its network and by interstate and intrastate revenue pools that distribute access charges.

The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable. The allowance is estimated based on historical experience and other factors that could affect collectability. Accounts receivable balances are reviewed on either an aggregate or individual basis for collectability depending on the type of receivable. When it is probable that an account balance will not be collected, the account balance is charged against the allowance for doubtful accounts. TDS’ experience related to credit losses did not appear to have been affected to any significant degree by recent economic conditions and events as of March 31, 2009.

Insurance

TDS has several commercial property and casualty insurance policies with a variety of subsidiary companies of American International Group, Inc. (“AIG”). These companies operate under the insurance regulations of various states, including New York, Pennsylvania and Delaware. TDS has inquired into the ability of these AIG companies to meet their obligations in the event of a claim against these policies and has received assurance from AIG and TDS’ insurance brokers that the companies remain able to meet these obligations. State insurance regulators and the rating agencies have issued press releases indicating the same. TDS did not have any significant property and casualty claims outstanding with these companies as of March 31, 2009. TDS continues to monitor the financial condition of other insurance providers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  TDS’ significant accounting policies are discussed in detail in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in TDS’ Form 10-K for the year ended December 31, 2008. There were no material changes to TDS’ significant accounting policies or application of critical accounting policies during the three months ended March 31, 2009.  See Note 3 — Noncontrolling Interests in the Notes to Consolidated Financial Statements for information related to TDS’ adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2008.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2008, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

•                  TDS currently receives a significant amount of roaming revenues from its wireless business.  As a result of recent acquisitions by other companies in the wireless industry, TDS’ roaming revenues have declined.  TDS anticipates that this trend will increase over the next several quarters.  Further industry consolidation and continued build outs by existing and new wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on TDS’ business, financial condition and results of operations.

•                  A failure by TDS to obtain access to adequate radio spectrum could have an adverse effect on TDS’ business and operations.

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

•                  The completion of acquisitions has led to increased consolidation in the wireless telecommunications industry.  TDS’ lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect TDS’ ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

•                  Inability to manage its supply chain or inventory successfully could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•                  Changes in TDS’ enterprise value, changes in the market supply or demand for wireless licenses or wireline markets, adverse developments in the business or the industry in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its license costs, goodwill and/or physical assets.

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

•                  A failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network and support systems could have an adverse effect on its operations.

•                  Financial difficulties (including bankruptcy proceedings) of TDS’ key suppliers or vendors, termination or impairment of TDS’ relationships with such suppliers or vendors, or a failure by TDS to manage its supply chain effectively could result in delays or termination of TDS’ receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect TDS’ business, financial condition or results of operations.

•                  TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition or results of operations.

•                  A material disruption in TDS’ telecommunication networks or information technology, including breaches of network or information technology security, could have an adverse effect on TDS’ business, financial condition or results of operations.

•                  Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•                  The existence of material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•                  Early redemptions or repurchases of debt, issuances of debt, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’ Management’s Discussion and Analysis of Financial Condition and Results of Operations to be different from the amounts actually incurred.

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

•                  Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.

•                  Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS.

•                  A failure by TDS to successfully execute its business strategy could have an adverse effect on TDS’ business, financial condition or results of operations.

•                  Any of the foregoing events or other events could cause revenues, customer additions, operating income, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward-looking estimates by a material amount.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of March 31, 2009, TDS’ long-term debt was in the form of fixed-rate notes with original maturities ranging up to 40 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these long-term notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ long-term debt as of March 31, 2009.

Refer to the disclosure under Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2008, for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

The United States Department of Justice (“DOJ”) has notified TDS and U.S. Cellular, a subsidiary of TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credit from certain FCC auctions and requests treble damages.  The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding.  The DOJ has not yet made any decision as to whether it will intervene.  However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  These limited partnerships were winning bidders in Auction 58, Auction 66, and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, TDS cannot predict the outcome of this review or any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. expects to make a submission as requested by the FCC.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in TDS’ Annual Report on Form 10-K may not be the only risks that affect TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the three months ended March 31, 2009, TDS repurchased 504,026 Special Common Shares for $12.1 million, or an average of $23.96 per Special Common Share pursuant to the current authorization.  TDS did not repurchase any TDS Common Shares during the same period.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Special Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

				(d)
			(c)	Maximum Dollar
			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
January 1 — 31, 2009
Common	—	$—	—
Special Common	—	—	—
Total	—	—	—	$173,724,604
February 1 — 28, 2009
Common	—	—	—
Special Common	15,780	25.66	15,780
Total	15,780	25.66	15,780	173,319,632
March 1 — 31, 2009
Common	—	—	—
Special Common	488,246	23.90	488,246
Total	488,246	23.90	488,246	161,649,967
Total as of or for the quarter ended March 31, 2009
Common	—	—	—
Special Common	504,026	23.96	504,026
Total	504,026	$23.96	504,026	$161,649,967

The following is additional information with respect to the Common and Special Common Shares authorization:

i.                  The date the program was announced was November 5, 2008 by Form 8-K.

ii.               The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.            The original expiration date for the program is November 3, 2011.

iv.           The Common and Special Common Shares authorization did not expire during the first quarter of 2009.

v.              TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the first quarter of 2009.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the first quarter of 2009. U.S. Cellular had no borrowings outstanding under its Revolving Credit Agreement as of March 31, 2009.

The foregoing description is qualified by reference to the description of the Revolving Credit Facility under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 9, 2004, and a copy of the Revolving Credit Facility, which is included as Exhibit 4.1 of U.S. Cellular’s Current Report on such Form 8-K dated December 9, 2004 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 10.1 — TDS Compensation Plan for Non-Employee Directors, as amended January 20, 2009, is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 28, 2009.

Exhibit 10.2 — U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

Exhibit 10.3 — Guidelines and Procedures for TDS Officer Bonuses, as amended.

Exhibit 11 — Computation of Earnings per share is included herein as Note 7 — Earnings per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2008.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2008 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date: May 6, 2009	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2009	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2009	/s/ Douglas D. Shuma
Douglas D. Shuma,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2009 First Quarter Form 10-Q