Form 10-Q
period 2009-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2009-08-06
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Shares, $.01 par value	51,651,691 Shares
Special Common Shares, $.01 par value	50,959,100 Shares
Series A Common Shares, $.01 par value	6,477,322 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2009

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share amounts)

Operating revenues	$1,242,477	$1,274,351	$2,499,123	$2,523,452

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	431,119	456,796	898,526	903,187
Selling, general and administrative expense	470,913	473,348	938,761	932,639
Depreciation, amortization and accretion expense	183,349	188,026	366,115	374,184
Loss on asset disposals, net	2,496	6,438	4,912	10,090
Total operating expenses	1,087,877	1,124,608	2,208,314	2,220,100

Operating income	154,600	149,743	290,809	303,352

Investment and other income (expense)
Equity in earnings of unconsolidated entities	18,363	22,909	43,700	44,379
Interest and dividend income	2,902	17,455	4,974	27,201
Interest expense	(32,245)	(35,570)	(62,350)	(76,950)
Gain (loss) on investments and financial instruments	—	3,088	—	(402)
Other, net	(25)	1,902	474	1,703
Total investment and other income (expense)	(11,005)	9,784	(13,202)	(4,069)

Income before income taxes	143,595	159,527	277,607	299,283
Income tax expense	53,036	53,261	93,674	102,512
Net income	90,559	106,266	183,933	196,771
Less: Net income attributable to noncontrolling interests, net of tax	(20,828)	(18,509)	(42,194)	(35,527)
Net income attributable to TDS	69,731	87,757	141,739	161,244
Preferred dividend requirement	(13)	(13)	(26)	(26)
Net income available to common	$69,718	$87,744	$141,713	$161,218

Basic weighted average shares outstanding	110,741	116,267	111,486	116,919
Basic earnings per share attributable to TDS shareholders	$0.63	$0.75	$1.27	$1.38

Diluted weighted average shares outstanding	110,971	116,814	111,698	117,500
Diluted earnings per share attributable to TDS shareholders	$0.63	$0.75	$1.27	$1.37

Dividends per share	$0.1075	$0.1025	$0.2150	$0.2050

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income	$183,933	$196,771
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	366,115	374,184
Bad debts expense	42,761	36,806
Stock-based compensation expense	14,394	9,022
Deferred income taxes, net	16,237	(316,269)
Loss on investments and financial instruments, net	—	402
Equity in earnings of unconsolidated entities	(43,700)	(44,379)
Distributions from unconsolidated entities	13,239	45,810
Loss on asset disposals, net	4,912	10,090
Noncash interest expense	2,170	7,930
Excess tax benefit from stock awards	(4)	(1,706)
Other operating activities	(41)	(2,103)
Changes in assets and liabilities from operations
Accounts receivable	(62,870)	(59,440)
Inventory	(9,928)	(20,830)
Accounts payable	(63,963)	(4,171)
Customer deposits and deferred revenues	(4,824)	10,303
Accrued taxes	56,741	304,231
Accrued interest	513	(3,780)
Other assets and liabilities	(71,724)	(47,432)
	443,961	495,439

Cash flows from investing activities
Additions to property, plant and equipment	(290,821)	(299,061)
Cash paid for acquisitions and licenses	(15,042)	(334,350)
Cash received from divestitures	50	6,838
Proceeds from disposition of investments	—	226,644
Cash paid to settle derivative liabilities	—	(17,404)
Cash paid for short-term investments	(109,055)	—
Other investing activities	1,990	(934)
	(412,878)	(418,267)

Cash flows from financing activities
Issuance of notes payable	—	100,000
Repayment of notes payable	—	(50,000)
Repayment of variable prepaid forward contracts	—	(47,357)
Repayment of long-term debt	(1,655)	(6,442)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	743	1,494
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(405)	(1,878)
Excess tax benefit from stock awards	4	1,706
Repurchase of TDS Special Common Shares	(86,565)	(83,013)
Repurchase of U.S. Cellular Common Shares	(19,332)	(14,516)
Dividends paid	(23,814)	(23,922)
Payment of debt issuance costs	(9,959)	—
Distributions to noncontrolling interests	(3,417)	(4,594)
Other financing activities	765	2,067
	(143,635)	(126,455)

Net decrease in cash and cash equivalents	(112,552)	(49,283)

Cash and cash equivalents -
Beginning of period	777,309	1,174,446
End of period	$664,757	$1,125,163

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(Dollars in thousands)
Current assets
Cash and cash equivalents	$664,757	$777,309
Short-term investments	136,495	27,705
Accounts receivable
Due from customers, less allowances of $12,250 and $12,822, respectively	390,211	377,054
Other, principally connecting companies, less allowances of $5,935 and $6,380, respectively	151,017	139,795
Inventory	130,963	122,377
Net deferred income tax asset	27,758	27,758
Prepaid expenses	83,457	93,382
Other current assets	71,144	63,556
	1,655,802	1,628,936
Investments
Licenses	1,453,526	1,441,440
Goodwill	707,840	707,079
Customer lists, net of accumulated amortization of $103,734 and $97,891, respectively	28,189	34,032
Investments in unconsolidated entities	234,409	205,768
Other investments	10,177	10,623
	2,434,141	2,398,942
Property, plant and equipment
In service and under construction	8,447,510	8,680,388
Less: accumulated depreciation	4,944,900	5,111,464
	3,502,610	3,568,924

Other assets and deferred charges	65,179	55,614

Total assets	$7,657,732	$7,652,416

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Stockholders’ Equity

	June 30,
	2009	December 31,
	(Unaudited)	2008
	(Dollars in thousands)
Current liabilities
Current portion of long-term debt	$17,427	$15,337
Accounts payable	258,484	319,575
Customer deposits and deferred revenues	169,277	174,101
Accrued interest	14,749	14,236
Accrued taxes	39,618	25,192
Accrued compensation	66,492	90,512
Other current liabilities	114,915	134,334
	680,962	773,287

Deferred liabilities and credits
Net deferred income tax liability	485,290	471,623
Other deferred liabilities and credits	383,507	368,045
	868,797	839,668

Long-term debt	1,619,341	1,621,422

Commitments and contingencies

Noncontrolling interests with mandatory redemption features	640	589

Equity
TDS stockholders’ equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 57,082,000 shares	571	571
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 63,442,000 shares	634	634
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,477,000 and 6,461,000 shares, respectively	65	65
Capital in excess of par value	2,075,420	2,066,597
Treasury shares at cost:
Common Shares, 5,430,000 and 5,435,000 shares, respectively	(162,713)	(163,017)
Special Common Shares, 12,483,000 and 9,352,000 shares, respectively	(433,440)	(350,091)
Accumulated other comprehensive loss	(13,309)	(16,812)
Retained earnings	2,346,702	2,229,540
Total TDS stockholders’ equity	3,813,930	3,767,487

Nonredeemable preferred shares	852	852
Noncontrolling interests	673,210	649,111

Total equity	4,487,992	4,417,450

Total liabilities and equity	$7,657,732	$7,652,416

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Common Shares	Special Common Shares	Series A Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Treasury Special Common Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Non redeemable Preferred Shares	Non controlling Interests	Total Equity

December 31, 2008	$571	$634	$65	$2,066,597	$(163,017)	$(350,091)	$(16,812)	$2,229,540	$3,767,487	$852	$649,111	$4,417,450

Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	—	—	141,739	141,739	—	42,143	183,882

Net unrealized losses on equity investments	—	—	—	—	—	—	(501)	—	(501)	—	—	(501)

Changes in plan assets and projected benefit obligation related to retirement plans	—	—	—	—	—	—	4,004	—	4,004	—	—	4,004

Dividends:

Common, Special Common and Series A Common Shares	—	—	—	—	—	—	—	(23,788)	(23,788)	—	—	(23,788)

Preferred shares	—	—	—	—	—	—	—	(26)	(26)	—	—	(26)

Repurchase of shares	—	—	—	—	—	(86,018)	—	—	(86,018)	—	—	(86,018)

Dividend reinvestment plan	—	—	—	(13)	278	450	—	79	794	—	—	794

Incentive and compensation plans	—	—	—	(53)	26	2,219	—	(842)	1,350	—	—	1,350

Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	2,545	—	—	—	—	2,545	—	(14,627)	(12,082)

Stock-based compensation awards	—	—	—	6,420	—	—	—	—	6,420	—	—	6,420

Tax windfall (shortfall) from stock awards	—	—	—	(76)	—	—	—	—	(76)	—	—	(76)

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,417)	(3,417)

June 30, 2009	$571	$634	$65	$2,075,420	$(162,713)	$(433,440)	$(13,309)	$2,346,702	$3,813,930	$852	$673,210	$4,487,992

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Common Shares	Special Common Shares	Series A Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Treasury Special Common Shares	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity	Non redeemable Preferred Shares	Non controlling Interests	Total Equity

December 31, 2007	$571	$634	$64	$2,048,110	$(120,549)	$(204,919)	$511,776	$1,690,651	$3,926,338	$860	$654,971	$4,582,169

Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	—	—	161,244	161,244	—	36,613	197,857

Net unrealized gains on securities	—	—	—	—	—	—	399	—	399	—	8	407

Adoption of FAS 159	—	—	—	—	—	—	(502,677)	502,677	—	—	—

Changes in plan assets and projected benefit obligation related to retirement plans	—	—	—	—	—	—	48	—	48	—	—	48

Dividends:

Common, Special Common and Series A Common Shares	—	—	—	—	—	—	—	(23,896)	(23,896)	—	—	(23,896)

Preferred shares	—	—	—	—	—	—	—	(26)	(26)	—	—	(26)

Repurchase of shares	—	—	—	—	—	(84,679)	—	—	(84,679)	—	—	(84,679)

Dividend reinvestment plan	—	—	1	1,078	—	—	—	—	1,079	—	—	1,079

Incentive and compensation plans	—	—	—	(145)	2,038	5,912	—	(5,836)	1,969	—	—	1,969

Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	3,068	—	—	—	—	3,068	—	(4,164)	(1,096)

Stock-based compensation awards	—	—	—	2,541	—	—	—	—	2,541	—	—	2,541

Tax windfall (shortfall) from stock awards	—	—	—	1,025	—	—	—	—	1,025	—	—	1,025

Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(4,594)	(4,594)

June 30, 2008	$571	$634	$65	$2,055,677	$(118,511)	$(283,686)	$9,546	$2,324,814	$3,989,110	$860	$682,834	$4,672,804

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows and changes in equity for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months, and cash flows and changes in equity for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.    Summary of Significant Accounting Policies

Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom.  One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Service cost	$535	$499	$1,070	$998
Interest on accumulated benefit obligation	890	863	1,779	1,726
Expected return on plan assets	(643)	(948)	(1,328)	(1,896)
Amortization of:
Prior service cost	(200)	(207)	(400)	(414)
Net loss	451	242	903	484
Net postretirement cost	$1,033	$449	$2,024	$898

TDS contributed $2.9 million to the postretirement plans during the six months ended June 30, 2009.

Amounts Collected from Customers and Remitted to Governmental Authorities

If the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, the amounts collected from customers as recovery of the tax are recorded in Operating revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded in Operating revenues that are billed to customers and remitted to governmental authorities totaled $31.0 million and $60.2 million for the three and six months ended June 30, 2009, respectively, and $40.4 million and $77.2 million for the three and six months ended June 30, 2008, respectively.

Implementation of SFAS No. 141(R)

Effective January 1, 2009, TDS adopted the provisions of FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations—a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  Although SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value in accordance with the acquisition method, SFAS 141(R) requires TDS to revise its application of the acquisition method in a number of significant aspects, such as requiring the expensing of transaction costs and requiring the acquirer to recognize 100% of the acquiree’s assets and liabilities, rather than a proportional share, for acquisitions of less than 100% of a business.  In addition, SFAS 141(R) eliminates the step acquisition model and provides that all business combinations, whether full, partial or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which amends the initial and subsequent measurement guidance and disclosure requirements in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.  TDS did not have any business combinations accounted for under SFAS 141(R) during the six months ended June 30, 2009.

Implementation of SFAS No. 160

See Note 3 — Noncontrolling Interests for information related to TDS’ adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 changes how TDS will determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  TDS has several variable interest entities within the scope of SFAS 167 (see Note 6 — Variable Interest Entities).  SFAS 167 is effective for TDS on January 1, 2010.  TDS is currently reviewing the requirements of SFAS 167 and has not yet determined the impact of adoption, if any, on its financial position or results of operations.

3.    Noncontrolling Interests

Implementation of SFAS No. 160

Effective January 1, 2009, TDS adopted the provisions of SFAS 160.

Pursuant to SFAS 160, the following provisions were applied retrospectively to all periods presented in the financial statements:

•                  TDS reclassified noncontrolling interests, formerly known as “minority interests,” from a separate caption between liabilities and stockholders’ equity (“mezzanine section”) to a component of equity, with the exception of noncontrolling interests with redemption features, which require mezzanine section presentation in accordance with Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities.  Previously, minority interests generally were reported in the balance sheet in the mezzanine section.

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

•                  Shares of TDS held by its subsidiary are reflected as treasury shares in the consolidated financial statements.  Previously, these shares were not reflected as issued shares and treasury shares in the consolidated financial statements.  As a result, 484,012 Common Shares and 484,012 Special Common Shares were added to both Common and Special Common Shares issued and Treasury Shares in the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

Pursuant to SFAS 160, the following provisions were applied prospectively effective January 1, 2009:

•                  SFAS 160 provides that all earnings and losses of a subsidiary should be attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent.  This change did not have a significant impact on TDS’ financial statements for the six months ended June 30, 2009.

•                  SFAS 160 establishes that once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control shall be accounted for as equity transactions.  Previously, decreases in ownership interest in a subsidiary were accounted for as equity transactions, while increases in ownership interests in a subsidiary were accounted for as step acquisitions under the provisions of SFAS 141.  Therefore, U.S. Cellular’s repurchases of U.S. Cellular Common Shares during the six months ended June 30, 2009 were accounted for as equity transactions in TDS’ financial statements, whereby the difference between the fair value of the consideration paid and the related carrying value of the noncontrolling interests was recorded as Capital in excess of par value in TDS’ Consolidated Balance Sheet.  Previously, these transactions had been recorded as step acquisitions in TDS’ financial statements.  The following schedule discloses the effects of net income and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008 (1)
	(Dollars in thousands)
Net income attributable to TDS	$141,739	$161,244
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(3,277)	(7,800)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	(405)	—
Net transfers (to) from noncontrolling interests	(3,682)	(7,800)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$138,057	$153,444

(1)          During the six months ended June 30, 2008, U.S. Cellular repurchased U.S. Cellular Common Shares and also purchased noncontrolling interests in a consolidated subsidiary.  TDS accounted for these transactions as step acquisitions under the provisions of SFAS 141. The amounts recorded in these transactions are reflected in the changes in the balances of Licenses, Goodwill and Customer lists.

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

The settlement value of TDS’ mandatorily redeemable noncontrolling interests is estimated to be $133.8 million at June 30, 2009. This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2009, net of estimated liquidation costs. This amount is being disclosed pursuant to the requirements of FSP No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS 150. TDS has no current plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2009 is $47.9 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of the mandatorily redeemable noncontrolling interests of $85.9 million is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

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

As of June 30, 2009 and December 31, 2008, TDS did not have any financial assets or liabilities that were required to be recorded at fair value on a recurring basis in its Consolidated Balance Sheet. However, TDS has applied the provisions of SFAS 157 for purposes of computing the fair value of financial instruments for disclosure purposes. The fair value of financial instruments was as follows:

	June 30,		December 31,
	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$664,757	$664,757	$777,309	$777,309
Short-term investments	136,495	136,495	27,705	27,705
Current portion of long-term debt(1)	17,053	16,824	14,618	14,715
Long-term debt(1)	1,614,194	1,358,467	1,617,534	1,035,554

(1)          Excludes capital lease obligations

The fair value of Cash and cash equivalents and Short-term investments approximate their book value due to the short-term nature of these financial instruments. The fair value of TDS’ Current portion of long-term debt, excluding capital lease obligations, was estimated using a discounted cash flow analysis. The fair value of Long-term debt, excluding capital lease obligations, was estimated using market prices for TDS’ 7.6% Series A notes and 6.625% senior notes, U.S. Cellular’s 7.5% and 8.75% senior notes, and discounted cash flow analysis for remaining debt.

As of June 30, 2009, TDS did not have any nonfinancial assets or liabilities that required the application of SFAS 157 for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.    Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2009 was 36.9% and 33.7%, respectively, and for the three and six months ended June 30, 2008 was 33.4% and 34.3%.

•                  The effective tax rate for the six months ended June 30, 2009 was lower than the rate for the three months ended June 30, 2009, primarily due to a state tax benefit resulting from a state tax law change.  A tax benefit associated with the state tax law change was recognized as a discrete item in the three months ended March 31, 2009.  This benefit, along with other minor discrete benefits in the period, decreased income tax expense for the three months ended March 31, 2009 and the six months ended June 30, 2009 by $9.9 million and $10.8 million, respectively; absent these benefits, the effective tax rate for the three and six month periods ended June 30, 2009 would have been 37.6% for both periods.  The state tax law change is not expected to provide any incremental benefit in future periods.

•                  The effective tax rate for the three and six months ended June 30, 2008 was impacted by the disposition of Deutsche Telekom marketable equity securities and settlement of the related variable prepaid forward contracts during these periods.  See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts for additional details on these transactions.  The tax benefit associated with the Deutsche Telekom transactions and other discrete benefits in the three and six months ended June 30, 2008 was $4.6 million and $11.6 million respectively; absent these benefits, the effective tax rate for the three and six months ended June 30, 2008 would have been 37.0% and 38.1%, respectively.

In 2008, upon completion of the audit of the TDS consolidated group’s federal income tax returns for the years 2002 through 2005, the Internal Revenue Service (“IRS”) issued an assessment of income tax.  TDS protested the assessment and it is under appeal.  Pursuant to a provision of the Internal Revenue Code, TDS made a $38 million deposit with the IRS in order to eliminate any potential interest expense subsequent to the deposit.  This deposit is included in Other current assets in TDS’ Consolidated Balance Sheet at June 30, 2009.

6.    Variable Interest Entities

From time to time, the Federal Communications Commission (“FCC”) conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular, TDS’ subsidiary, participated in spectrum auctions indirectly through its limited partnership interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships.”  Each entity qualified as a “designated entity” and thereby was eligible for bid credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.  Some licenses were “closed licenses,” for which no credit was received, but bidding was restricted to bidders qualifying as “entrepreneurs,” which are small businesses that have a limited amount of assets and revenues.

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

(1)          As of June 30, 2009, the FCC had not granted licenses to Aquinas Wireless and King Street Wireless for Auctions 78 and 73, respectively.

(2)          Provisionally won.

Consolidated Variable Interest Entities

As of June 30, 2009, TDS consolidates the following variable interest entities (“VIEs”):

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

Following is a summary of the capital contributions and advances made to each entity by TDS as of June 30, 2009 (dollars in thousands).  The amounts in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,604
Barat Wireless & Barat Wireless, Inc.	127,485
Carroll Wireless & Carroll PCS, Inc.	130,094
$560,315

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash	$361	$684
Other current assets	367	63
Licenses	487,962	487,962
Total assets	$488,690	$488,709

Liabilities
Customer deposits and deferred revenues	110	63
Total liabilities	$110	$63

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

See Note 13 — Commitments and Contingencies for additional information related to the participation of Carroll Wireless, Barat Wireless and King Street Wireless in Auction 58, Auction 66 and Auction 73, respectively.

These VIEs are in the process of developing long-term business and financing plans.  These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish and provide wireless service with respect to any FCC licenses won in the auctions.  As such, these entities have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2008.

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share amounts)

Basic earnings per share attributable to TDS shareholders
Net Income attributable to TDS	$69,731	$87,757	$141,739	$161,244
Preferred dividend requirement	(13)	(13)	(26)	(26)
Net income attributable to common shareholders of TDS used in basic earnings per share	$69,718	$87,744	$141,713	$161,218

Diluted earnings per share attributable to TDS shareholders
Net income attributable to common shareholders of TDS used in basic earnings per share	$69,718	$87,744	$141,713	$161,218
Noncontrolling income adjustment (1)	(147)	(200)	(343)	(516)
Preferred dividend adjustment (2)	12	12	25	25
Net income attributable to common shareholders of TDS used in diluted earnings per share	$69,583	$87,556	$141,395	$160,727

Weighted average number of shares
Common Shares	51,697	53,219	51,695	53,213
Special Common Shares	52,574	56,601	53,326	57,261
Series A Common Shares	6,470	6,447	6,465	6,445
Weighted average number of shares used in basic earnings per share	110,741	116,267	111,486	116,919
Effects of dilutive securities:
Stock options (3)	50	400	50	442
Restricted stock units (4)	131	104	113	96
Preferred shares (5)	49	43	49	43
Weighted average number of shares used in diluted earnings per share	110,971	116,814	111,698	117,500

Basic earnings per share attributable to TDS shareholders	$0.63	$0.75	$1.27	$1.38

Diluted earnings per share attributable to TDS shareholders	$0.63	$0.75	$1.27	$1.37

(1)          The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)          The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore treated as if converted for shares.

(3)          Stock options exercisable into 821,254 Common Shares and 4,039,314 Special Common Shares for the three months ended June 30, 2009, and 336,563 Common Shares and 1,411,001 Special Common Shares for the three months ended June 30, 2008, were not included in computing Diluted Earnings per Share because their effects were antidilutive.  Stock options exercisable into 838,002 Common Shares and 3,746,087 Special Common Shares for the six months ended June 30, 2009, and 335,773 Common Shares and 1,412,219 Special Common Shares for the six months ended June 30, 2008, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(4)          Restricted stock units issuable upon vesting into 86,712 and 43,645 Special Common Shares for the three and six months ended June 30, 2009, respectively, were not included in Diluted Earnings per Share because their effects were antidilutive. There were 233 antidilutive restricted stock units for the six months ended June 30, 2008.

(5)          For the class of preferred shares that is convertible for Common Shares, there were no antidilutive preferred shares for the three- and six-month periods ended June 30, 2009 and 2008.

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

Significant transactions pending as of June 30, 2009

The FCC auction of spectrum in the PCS and AWS-1 bands, designated by the FCC as Auction 78, closed on August 20, 2008. U.S. Cellular participated in Auction 78 indirectly through its interest in Aquinas Wireless. Aquinas Wireless paid $2.1 million to the FCC in 2008 for five licenses for which it was the provisional winning bidder in the auction.

U.S. Cellular also participated in the FCC auction of spectrum in the 700 megahertz band, designated as Auction 73, which closed on March 20, 2008. U.S. Cellular participated in Auction 73 indirectly through its interest in King Street Wireless. King Street Wireless paid $300.5 million to the FCC in 2008 for 152 licenses for which it was the provisional winning bidder in the auction.

There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and grant licenses related to Auctions 78 and 73. As of June 30, 2009, the FCC had not granted the licenses to Aquinas Wireless or King Street Wireless. See Note 6—Variable Interest Entities, for further details on Aquinas Wireless and King Street Wireless and the licenses provisionally won in Auctions 78 and 73.

9.    Licenses and Goodwill

Changes in TDS’ licenses and goodwill for the six months ended June 30, 2009 and 2008 are presented below.

	U.S.
	Cellular(1)	TDS Telecom	Total
	(Dollars in thousands)
Licenses
Balance December 31, 2008	$1,438,640	$2,800	$1,441,440
Acquisitions	12,250	—	12,250
Other	(164)	—	(164)
Balance June 30, 2009	$1,450,726	$2,800	$1,453,526

Balance December 31, 2007	$1,513,829	$2,800	$1,516,629
Acquisitions	310,282	—	310,282
U.S. Cellular Common Share repurchases (2)	2,103	—	2,103
Balance June 30, 2008	$1,826,214	$2,800	$1,829,014

	U.S. Cellular(1)	TDS Telecom	Non- reportable segment(3)	Total
	(Dollars in thousands)
Goodwill
Balance December 31, 2008	$282,864	$420,413	$3,802	$707,079
Other	458	303	—	761
Balance June 30, 2009	$283,322	$420,716	$3,802	$707,840

Balance December 31, 2007	$276,416	$398,911	$3,802	$679,129
Acquisitions	2,602	11,317	—	13,919
U.S. Cellular Common Share repurchases(2)	2,648	—	—	2,648
Balance June 30, 2008	$281,666	$410,228	$3,802	$695,696

(1)          U.S. Cellular’s balances include licenses and goodwill allocated from TDS as a result of step acquisitions prior to the adoption of SFAS 160 on January 1, 2009.

(2)          Prior to adoption of SFAS 160, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS licenses and goodwill.  See Note 14 - TDS and U.S. Cellular Share Repurchases for a discussion of U.S. Cellular’s purchases of its Common Shares.  Effective January 1, 2009, TDS accounts for U.S. Cellular share repurchases as equity transactions, in accordance with SFAS 160.

(3)          “Non-reportable segment” consists of goodwill related to Suttle-Straus.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. TDS has historically performed the required annual impairment assessment of its licenses and goodwill in the second quarter of the year.

As a result of the deterioration in the credit and financial markets and the decline of the overall economy in the fourth quarter of 2008, TDS performed an interim impairment assessment of licenses and goodwill as of December 31, 2008.  The assessment resulted in an impairment loss of $414.4 million on licenses, which was recognized in December 2008, and no impairment of goodwill.  TDS assessed whether an interim impairment assessment was also required at June 30, 2009, and concluded that such an impairment assessment was not required.

As noted above, since the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), TDS’ annual impairment review of goodwill and indefinite-lived intangible assets has been completed in the second quarter of each year. Effective April 1, 2009, TDS adopted a new accounting policy whereby its annual impairment review of goodwill and indefinite-lived intangible assets will be performed as of November 1 instead of the second quarter of each year.  As indicated above, an impairment analysis of goodwill and indefinite-lived intangible assets was last completed as of December 31, 2008. The change in the annual goodwill and indefinite-lived intangible asset impairment testing date was made to better align the annual impairment test with the timing of TDS’ annual strategic planning process, which allows for a better estimate of the future cash flows used in discounted cash flow models to test for impairment.  This change in accounting policy does not delay, accelerate or avoid an impairment charge.  Accordingly, TDS management believes that this accounting change is preferable under the circumstances.

10.  Marketable Equity Securities and Variable Prepaid Forward Contracts

As of June 30, 2009 and December 31, 2008, TDS did not own either marketable equity securities or variable prepaid forward contracts.

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

TDS adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”) as of January 1, 2008 for its investment in Deutsche Telekom Ordinary Shares, and also for the “collar” portions of the forward contracts related to such Deutsche Telekom Ordinary Shares. SFAS 159 permits companies to elect to measure various financial instruments and certain other items at fair value. Pursuant to the provisions of SFAS 159, at the date the option is elected, entities are required to record a cumulative-effect adjustment to beginning retained earnings. In subsequent periods, for those instruments for which the fair value option is elected, unrealized gains and losses are recorded in the Statement of Operations. For the three and six months ended June 30, 2008 TDS recorded a net gain of $4.1 million and $0.6 million, respectively, in Gain (loss) on investments and financial instruments on the Consolidated Statement of Operations related to the changes in the fair value of the Deutsche Telekom Ordinary Shares and the collar portion of the forward contracts related to such shares.

During the six months ended June 30, 2008, the forward contracts related to 85,969,689 Deutsche Telekom Ordinary Shares were settled through a combination of delivery of 73,462,167 Deutsche Telekom Ordinary Shares relating to the forward contracts and cash payments. TDS sold the remaining 12,507,522 Deutsche Telekom Ordinary Shares and realized cash proceeds of $226.6 million from the sale.  This amount was offset by $17.4 million and $47.4 million of cash payments paid to settle the collar (derivative liability) and debt portions of certain variable prepaid forward contracts, respectively, for which cash was delivered upon settlement.

11.  Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $18.4 million and $22.9 million in the three months ended June 30, 2009 and 2008, respectively, and $43.7 million and $44.4 million in the six month-periods then ended, respectively. Of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $17.1 million and $18.2 million in the three months ended June 30, 2009 and 2008, respectively, and $34.0 million and $34.0 million in the six months ended June 30, 2009 and 2008, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues	$1,200,000	$1,174,000	$2,374,000	$2,356,000
Operating expenses	837,000	816,000	1,652,000	1,639,000
Operating income	363,000	358,000	722,000	717,000
Other income	13,000	5,000	20,000	11,000
Net income	$376,000	$363,000	$742,000	$728,000

12.  Notes Payable

Prior to June 30, 2009, TDS had a $600 million revolving credit facility available for general corporate purposes.  On June 30, 2009, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties.  As a result, TDS’ $600 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides TDS with a $400 million senior revolving credit facility for working capital, non-hostile acquisitions and other corporate purposes and to refinance any existing debt of TDS.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At June 30, 2009, TDS had no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $396.6 million available for use.  Borrowings under TDS’ new revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) (or, at TDS’ option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on TDS’ credit rating.  TDS may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by TDS if approved by the lenders).  At June 30, 2009, the one-month LIBOR was 0.31% and the contractual spread was 300 basis points.  If TDS provides less than three business days notice of intent to borrow, interest on borrowings is at the Base Rate plus the contractual spread (the Base Rate was 3.25% at June 30, 2009).

Prior to June 30, 2009, U.S. Cellular had a $700 million revolving credit facility available for general corporate purposes.  On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result, U.S. Cellular’s $700 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides U.S. Cellular with a $300 million senior revolving credit facility for working capital, non-hostile acquisitions and other corporate purposes and to refinance any existing debt of U.S. Cellular.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At June 30, 2009, U.S. Cellular had no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $299.7 million available for use.  Borrowings under U.S. Cellular’s new revolving credit facility bear interest at the LIBOR (or, at U.S. Cellular’s option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on U.S. Cellular’s credit rating.  U.S. Cellular may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by U.S. Cellular if approved by the lenders).  At June 30, 2009, the one-month LIBOR was 0.31% and the contractual spread was 300 basis points.  If U.S. Cellular provides less than three business days notice of intent to borrow, interest on borrowings is the Base Rate plus the contractual spread (the Base Rate was 3.25% at June 30, 2009).

TDS’ and U.S. Cellular’s interest cost on their new revolving credit facilities is subject to increase if their current credit ratings from Standard & Poor’s Rating Services, Moody’s Investor Services or Fitch Ratings are lowered, and is subject to decrease if the ratings are raised.  The credit facilities would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the new credit facilities or obtain access to other credit facilities in the future.

The new revolving credit facilities have commitment fees based on the senior unsecured debt ratings assigned to TDS and U.S. Cellular by certain rating agencies. The range of the commitment fees is 0.25% to 0.75% of the unused portion of the new revolving credit facilities.

TDS incurred costs of $10.0 million in conjunction with obtaining the new credit facilities, and such costs will be amortized on a straight line basis over the three year term of the facilities.

The maturity date of any borrowings under the TDS and U.S. Cellular new revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the new revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of June 30, 2009 with all covenants and other requirements set forth in the new revolving credit facilities.

In connection with U.S. Cellular’s new revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s new revolving credit agreement.  Pursuant to this subordination agreement, (a) any consolidated funded indebtedness from U.S. Cellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness (other than “refinancing indebtedness” as defined in the subordination agreement) in excess of $105,000,000, and (ii) refinancing indebtedness in excess of $250,000,000, will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under U.S. Cellular’s new revolving credit agreement.  The aggregate outstanding principal amount of consolidated funded indebtedness of U.S. Cellular that was subordinated pursuant to this subordination agreement was zero as of June 30, 2009.

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

Legal Proceedings

The United States Department of Justice (“DOJ”) has notified TDS and U.S. Cellular, a subsidiary of TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding.  The DOJ has not yet made any decision as to whether it will intervene.  However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  These limited partnerships were winning bidders in Auction 58, Auction 66 and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, TDS cannot predict the outcome of this review or any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC.

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

14.  TDS and U.S. Cellular Share Repurchases

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

During the six months ended June 30, 2009, TDS repurchased 3,188,293 Special Common Shares for $86.0 million, or an average of $26.98 per Special Common Share.  Of this amount, $84.6 million was paid in the six months ended June 30, 2009, and $1.4 million was paid in July 2009.  In addition, in January 2009 TDS paid $2.0 million for the fourth quarter 2008 share repurchases.

During the six months ended June 30, 2008, TDS repurchased 2,056,666 Special Common Shares for $84.7 million, or $41.17 per share.  Of this amount, $83.0 million was paid in the six months ended June 30, 2008, and $1.7 million was paid in July 2008.

TDS did not repurchase any Common Shares during the six months ended June 30, 2009 or the six months ended June 30, 2008.

As of June 30, 2009, TDS has purchased a total of $162.3 million of TDS Common and Special Common Shares under the current authorization, and therefore could purchase up to $87.7 million in future periods.

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

During the six months ended June 30, 2009, U.S. Cellular repurchased 507,000 Common Shares for $19.3 million, or an average of $38.13 per Common Share.  During the six months ended June 30, 2008, U.S. Cellular repurchased 300,000 Common Shares for $19.1 million, or an average of $63.57 per Common Share.  In addition, U.S. Cellular received $4.6 million in cash during the six months ended June 30, 2008 as a final settlement payment of 2007 Common Share repurchases executed through accelerated share repurchase agreements with an investment banking firm.  As of June 30, 2009, U.S. Cellular had repurchased the maximum number of Common Shares permitted to be repurchased for the twelve months then ended under the Limited Authorization.

TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases.  Prior to the adoption of SFAS 141(R) and SFAS 160 on January 1, 2009, TDS accounted for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting.  See Note 9 — Licenses and Goodwill for details on the amounts allocated to Licenses and Goodwill related to the repurchase of U.S. Cellular Common Shares for the six months ended June 30, 2008.  Subsequent to the adoption of SFAS 141(R) and SFAS 160, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as equity transactions.  See Note 2 — Summary of Significant Accounting Policies for additional information on the adoption of SFAS 141(R) and Note 3 — Noncontrolling Interests for additional information on the adoption of SFAS 160.

15.  Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Marketable Equity Securities and Equity Method Investments
Balance, beginning of period (prior to adoption of SFAS 159)	$608	$665,377
Cumulative effect adjustment upon the adoption of SFAS 159(1)	—	(647,260)
Balance, beginning of period (after adoption of SFAS 159)	608	18,117
Add (deduct):
Unrealized gains of marketable equity securities	—	302
Deferred tax expense	—	(116)
	—	186
Unrealized gains/(losses) of equity method companies	(501)	221
Noncontrolling share of unrealized gains	—	(8)
Net change in unrealized gains/losses	(501)	399
Balance, end of period	$107	$18,516

Derivative Instruments
Balance, beginning of period (prior to adoption of SFAS 159)	$—	$(144,583)
Cumulative effect adjustment upon the adoption of SFAS 159(1)	—	144,583
Balance, beginning of period (after adoption of SFAS 159)	—	—
Net change in derivative instruments	—	—
Balance, end of period	$—	$—

Retirement Plans
Balance, beginning of period	$(17,420)	$(9,018)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(400)	(414)
Amortization of unrecognized net loss	903	484
	503	70
Deferred income tax benefit/(expense)	3,501	(22)
Net change in retirement plans	4,004	48
Balance, end of period	$(13,416)	$(8,970)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period (prior to adoption of SFAS 159)	$(16,812)	$511,776
Cumulative effect adjustment upon the adoption of SFAS 159(1)	—	(502,677)
Balance, beginning of period (after adoption of SFAS 159)	(16,812)	9,099
Add (deduct):
Net change in marketable equity securities and equity method investments	(501)	399
Net change in retirement plans	4,004	48
Net change included in comprehensive income (loss)	3,503	447
Balance, end of period	$(13,309)	$9,546

(1)   See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts for additional details on the cumulative effect adjustment related to the adoption of SFAS 159.

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Comprehensive Income
Net income	$183,933	$196,771
Net change in accumulated other comprehensive income	3,503	447
Comprehensive income	187,436	197,218
Less: Comprehensive income attributable to the noncontrolling interests	(42,194)	(35,527)
Comprehensive income attributable to TDS	$145,242	$161,691

16.  Business Segment Information

Financial data for TDS’ business segments for the three- and six-month periods ended, or as of June 30, 2009 and 2008, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC.”

				Non-	Other
Three Months Ended or as of	U.S.	TDS Telecom		Reportable	Reconciling
June 30, 2009	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$1,042,550	$148,208	$50,093	$10,102	$(8,476)	$1,242,477
Cost of services and products	350,861	48,406	26,348	7,918	(2,414)	431,119
Selling, general and administrative expense	410,070	45,828	17,577	2,054	(4,616)	470,913
Operating income before certain non-cash items(3)	281,619	53,974	6,168	130	(1,446)	340,445
Depreciation, amortization and accretion expense	138,614	35,302	6,361	651	2,421	183,349
Loss on asset disposals, net	2,086	283	119	—	8	2,496
Operating income (loss)	140,919	18,389	(312)	(521)	(3,875)	154,600

Total assets	5,731,247	1,488,347	127,289	24,048	286,801	7,657,732
Capital expenditures	91,161	26,189	5,729	55	2,451	125,585

				Non-	Other
Three Months Ended or as of	U.S.	TDS Telecom		Reportable	Reconciling
June 30, 2008	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$1,060,592	$153,199	$55,888	$12,990	$(8,318)	$1,274,351
Cost of services and products	372,797	46,873	28,828	10,278	(1,980)	456,796
Selling, general and administrative expense	418,416	41,416	17,457	2,365	(6,306)	473,348
Operating income before certain non-cash items(3)	269,379	64,910	9,603	347	(32)	344,207
Depreciation, amortization and accretion expense	145,258	33,502	5,569	733	2,964	188,026
Gain (loss) on asset disposals, net	6,219	(25)	244	—	—	6,438
Operating income (loss)	117,902	31,433	3,790	(386)	(2,996)	149,743

Total assets	5,832,552	1,291,432	142,944	26,049	988,509	8,281,486
Capital expenditures	137,810	22,800	4,711	102	1,173	166,596

				Non-	Other
Six Months Ended or as of	U.S.	TDS Telecom		Reportable	Reconciling
June 30, 2009	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$2,095,314	$298,395	$101,282	$21,969	$(17,837)	$2,499,123
Cost of services and products	736,565	96,090	53,119	17,451	(4,699)	898,526
Selling, general and administrative expense	822,518	86,857	34,912	3,827	(9,353)	938,761
Operating income before certain non-cash items(3)	536,231	115,448	13,251	691	(3,785)	661,836
Depreciation, amortization and accretion expense	276,265	71,388	12,138	1,308	5,016	366,115
(Gain) loss on asset disposals, net	4,277	421	196	(7)	25	4,912
Operating income (loss)	255,689	43,639	917	(610)	(8,826)	290,809

Total assets	5,731,247	1,488,347	127,289	24,048	286,801	7,657,732
Capital expenditures	228,902	47,600	10,724	189	3,406	290,821

				Non-	Other
Six Months Ended or as of	U.S.	TDS Telecom		Reportable	Reconciling
June 30, 2008	Cellular	ILEC	CLEC	Segment(1)	Items(2)	Total
	(Dollars in thousands)
Operating revenues	$2,098,448	$305,014	$112,017	$24,613	$(16,640)	$2,523,452
Cost of services and products	741,858	91,707	55,161	18,757	(4,296)	903,187
Selling, general and administrative expense	822,042	83,897	34,483	4,267	(12,050)	932,639
Operating income before certain non-cash items(3)	534,548	129,410	22,373	1,589	(294)	687,626
Depreciation, amortization and accretion expense	287,788	67,126	11,453	1,455	6,362	374,184
(Gain) loss on asset disposals, net	9,892	(46)	244	—	—	10,090
Operating income (loss)	236,868	62,330	10,676	134	(6,656)	303,352

Total assets	5,832,552	1,291,432	142,944	26,049	988,509	8,281,486
Capital expenditures	249,500	37,447	8,146	1,031	2,937	299,061

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

Other companies may define operating cash flow in a different manner or present other varying financial measures, and, accordingly, TDS’ presentation may not be comparable to other similarly titled measures of other companies.

Operating cash flow should not be construed as an alternative to operating income (loss), as determined in accordance with GAAP, as an alternative to cash flows from operating activities, as determined in accordance with GAAP, or as a measure of liquidity. TDS believes operating cash flow is useful to investors as a means to evaluate TDS’ operating performance prior to noncash depreciation and amortization expense, and certain other noncash charges. Although operating cash flow may be defined differently by other companies, TDS believes that operating cash flow provides some commonality of measurement in analyzing operating performance.

17.  Supplemental Cash Flow Disclosures

The following represents cash flow information related to the issuance of Common Shares and Special Common Shares pursuant to stock-based compensation awards:

TDS:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Common Shares withheld(1)	—	11,028
Special Common Shares withheld(1)	—	17,314

Aggregate value of Common Shares withheld	$—	$559
Aggregate value of Special Common Shares withheld	—	810

Cash receipts upon exercise of stock options	$743	$1,949
Cash disbursements for payment of taxes (2)	—	(455)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$743	$1,494

U.S. Cellular:

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Common Shares withheld(1)	33,565	217,535

Aggregate value of Common Shares withheld	$1,213	$12,841

Cash receipts upon exercise of stock options	$808	$1,920
Cash disbursements for payment of taxes(2)	(1,213)	(3,798)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(405)	$(1,878)

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

TDS declared and paid dividends of $23.8 million or $0.2150 per share during the six months ended June 30, 2009.  TDS declared and paid dividends of $23.9 million or $0.2050 per share in the six months ended June 30, 2008.

TDS holds certificates of deposit at December 31, 2008 and June 30, 2009 with original maturities of between 180 days and one year.  In certain cases when these certificates of deposit mature, TDS will purchase new certificates of deposit with the proceeds due to TDS upon maturity (renewals).  These renewals do not involve transfer of funds between TDS and financial institutions, and accordingly, TDS does not reflect cash inflows or outflows related to these certificate of deposit renewal transactions in the statement of cash flows.

18.  Subsequent Events

TDS evaluated subsequent events from June 30, 2009 through the issuance date (August 6, 2009) of these financial statements.  No significant subsequent events have occurred during this period that require adjustment to the June 30, 2009 financial statements or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS™”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.2 million wireless customers and 1.1 million wireline equivalent access lines at June 30, 2009. TDS conducts substantially all of its wireless operations through its 81%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular®”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom®”). TDS conducts printing and distribution services through its 80%-owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 6.2 million customers in five geographic market areas in 26 states. As of June 30, 2009, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.3 million in such markets, was 13.3%. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs. Financial and operating highlights in the first six months of 2009 included the following:

•                  Total customers were 6,155,000 at June 30, 2009, including 5,711,000 retail customers.

•                  Retail customer net additions were 4,000 in the first six months of 2009 (comprised of 63,000 net additions in the first quarter and 59,000 net defections in the second quarter) compared to 119,000 in 2008. The decrease year-over-year reflected both lower gross additions and higher churn rates, due to the weak economy and very competitive industry conditions including the increased impacts of unlimited prepay service providers in certain of U.S. Cellular’s markets.

•                  Postpay customers comprised approximately 95% of U.S. Cellular’s retail customer base as of June 30, 2009. Postpay net additions were 28,000 in the first six months of 2009 (comprised of 60,000 net additions in the first quarter and 32,000 net defections in the second quarter) compared to 105,000 in 2008. The postpay churn rate was 1.6% in 2009.

•                  Service revenues of $1,956.6 million increased $7.2 million year-over-year, despite a $34.7 million (22%) decrease in inbound roaming revenues.  Retail service revenues grew by $32.4 million (2%) due to increases in the average number of customers and the average monthly retail service revenue per customer.

•                  Additions to property, plant and equipment totaled $228.9 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 7,043.

•                  As a further proof point of its customer satisfaction strategy and Believe in Something BetterTM brand message, U.S. Cellular launched its new Battery Swap program. Under this program, a customer can go to any store and exchange a battery that is dead or dying for one that is fully charged, at no cost to the customer. U.S. Cellular is the first wireless company to offer this service in the United States.

•                  U.S. Cellular began efforts on a number of multi-year initiatives including the development of: a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.

•                  Operating income increased $18.8 million, or 8%, to $255.7 million in 2009 from $236.9 million in 2008.

U.S. Cellular anticipates that future growth in its operating income will be affected by the following factors:

•                  Uncertainty related to current economic conditions and their impact on demand for U.S. Cellular’s products and services;

•                  Increasing penetration in the wireless industry;

•                  Increased competition in certain markets, including competition from carriers offering low-priced, unlimited prepay service;

•                  Costs of customer acquisition and retention, such as equipment subsidies and advertising;

•                  Industry consolidation and the resultant effects on roaming revenues, service and equipment pricing and other effects of competition;

•                  Providing service in recently launched areas or potential new market areas;

•                  Potential increases or decreases in prepay and reseller customers as a percentage of U.S. Cellular’s customer base;

•                  Costs of developing and introducing new products and services;

•                  Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion of important multi-year initiatives such as those described above;

•                  Continued enhancements to its wireless networks, including expansion of 3G services and potential deployments of new technology;

•                  Increasing costs of regulatory compliance; and

•                  Uncertainty in future eligible telecommunication carrier (“ETC”) funding.

See “Results of Operations—Wireless” in the sections entitled “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008” and “Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.”

2009 Wireless Estimates

U.S. Cellular expects the factors described above to impact revenues and operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues and operating income to fluctuate over the next several quarters.

U.S. Cellular’s estimates of full-year 2009 results for: service revenues; operating income; depreciation, amortization and accretion expenses; and capital expenditures, are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Form 10-Q for the six months ended June 30, 2009. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2009	2008
	Estimated Results	Actual Results
Net retail customer additions (1)	—	149,000
Service revenues	$3,900 - $3,950 million	$3,940.3 million
Operating income(2) (3)	$300 - $375 million	$27.7 million
Depreciation, amortization and accretion expenses(2) (3)	Approx. $600 million	$987.0 million
Capital expenditures	Approx. $575 million	$585.6 million

(1)          U.S. Cellular has withdrawn its net retail customer additions guidance for the remainder of 2009 due to uncertainty related to the weak economy and consumer purchasing intentions.

(2)          2008 Actual Results include losses on disposals of $23.4 million and impairment of assets of $386.7 million. The 2009 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on disposals of assets, and do not include any estimate for losses on impairment of assets since these cannot be predicted.

(3)          The 2008 loss on impairment of assets of $386.7 million is not expected to have an impact on future operating results and liquidity.  In addition, historical operating results, including the 2008 impairment, are not necessarily indicative of future operating results.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, and improve its prepay products and services.

TDS Telecom

TDS Telecom provides high-quality telecommunications services, including full-service local exchange service, long-distance telephone service, and Internet access, to customers in rural and suburban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including both ILEC and CLEC operations. TDS Telecom’s strategy is to be the preferred provider of telecommunications services—including voice, broadband, and video services—in its chosen markets. This strategy encompasses many components, including:

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

Both ILECs and CLECs are faced with significant challenges, including the industry-wide decline in use of second lines by customers, growing competition from wireless and other wireline providers (other CLECs and cable providers), changes in regulation, new technologies such as Voice over Internet Protocol (“VoIP”), and the uncertainty in the economy. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom in the future.

Overall equivalent access lines served by TDS Telecom as of June 30, 2009 decreased 4% compared to June 30, 2008. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

Operating revenues decreased $18.2 million, or 4% to $395.3 million during the six months ended June 30, 2009 from $413.5 million in 2008. The decrease in 2009 was primarily due to a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers.  These decreases were partially mitigated by acquisition of three ILEC companies in 2008 as well as an increase in ILEC data customers and revenues.

Operating income decreased to $44.6 million during the six months ended June 30, 2009 compared to $73.0 million in 2008, as a result of decreased revenues and increased costs.  The higher costs in 2009 were primarily due to an increase in legal and excise tax expense related to discrete matters, severance incurred as a result of workforce reduction initiatives, the acquisition of three ILEC companies in 2008, and increased costs associated with the acquisition of new customers and increased network capacity.  These expenses were partially offset by discrete events related to employee compensation and benefits modifications and lower expenses of serving fewer CLEC customers.

See “Results of Operations—Wireline” in the sections entitled “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008” and “Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.”

2009 Wireline Estimates

TDS Telecom’s estimates of full-year 2009 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the six months ended June 30, 2009.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	2009	2008
	Estimated Results	Actual Results
ILEC and CLEC Operations:

Operating revenues	$775 - $800 million	$824.3 million
Operating income	$85 - $105 million	$142.2 million
Depreciation, amortization and accretion expenses	Approx. $165 million	$158.4 million
Capital expenditures	Approx. $125 million	$140.8 million

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

Cash Flows and Investments - TDS and its subsidiaries had cash and cash equivalents totaling $664.8 million, short-term investments in the form of certificates of deposit aggregating $136.5 million, borrowing capacity under their revolving credit facilities of $696.3 million, and additional bank lines of credit of $10.0 million as of June 30, 2009.  Also, during the six months ended June 30, 2009, TDS and its subsidiaries generated $444.0 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” for additional information related to cash flows and investments, including the impacts of recent economic events.

Recent Developments - Congress recently enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. A significant portion of these funds is expected to be made available in 2009 and 2010. The application deadline for a portion of the grants and loans is August 14, 2009. TDS Telecom and/or U.S. Cellular are currently assessing the eligibility requirements for the grants and loans and potential qualifying broadband projects, and may apply for the Recovery Act funds. There is no assurance TDS Telecom and/or U.S. Cellular, if they apply, will receive Recovery Act funds.  The distribution of these grants and loans to other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

RESULTS OF OPERATIONS — CONSOLIDATED

			Increase/	Percentage
Six Months Ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$2,095,314	$2,098,448	$(3,134)	—
TDS Telecom	395,262	413,500	(18,238)	(4)%
All other(1)	8,547	11,504	(2,957)	(26)%
Total operating revenues	2,499,123	2,523,452	(24,329)	(1)%
Operating expenses
U.S. Cellular	1,839,625	1,861,580	(21,955)	(1)%
TDS Telecom	350,706	340,494	10,212	3%
All other(1)	17,983	18,026	(43)	—
Total operating expenses	2,208,314	2,220,100	(11,786)	(1)%
Operating income (loss)
U.S. Cellular	255,689	236,868	18,821	8%
TDS Telecom	44,556	73,006	(28,450)	(39)%
All other(1)	(9,436)	(6,522)	(2,914)	(45)%
Total operating income (loss)	290,809	303,352	(12,543)	(4)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	43,700	44,379	(679)	(2)%
Interest and dividend income	4,974	27,201	(22,227)	(82)%
Interest expense	(62,350)	(76,950)	14,600	19%
Gain (loss) on investments and financial instruments	—	(402)	402	N/M
Other, net	474	1,703	(1,229)	(72)%
Total investment and other income (expense)	(13,202)	(4,069)	(9,133)	N/M

Income before income taxes	277,607	299,283	(21,676)	(7)%
Income tax expense	93,674	102,512	(8,838)	(9)%

Net income	183,933	196,771	(12,838)	(7)%
Less: Net income attributable to noncontrolling interests, net of tax	(42,194)	(35,527)	(6,667)	(19)%
Net income attributable to TDS	141,739	161,244	(19,505)	(12)%
Preferred dividend requirement	(26)	(26)	—	—
Net Income available to common	$141,713	$161,218	$(19,505)	(12)%

Basic earnings per share attributable to TDS	$1.27	$1.38	$(0.11)	(8)%
Diluted earnings per share attributable to TDS	$1.27	$1.37	$(0.10)	(7)%

(1)          Consists of non-reportable segment, corporate operations and intercompany eliminations.

N/M—Percentage change not meaningful

Operating Revenues

The decline in U.S. Cellular revenues is primarily attributable to lower Inbound roaming revenues partially offset by increased Retail service revenues. The decline in TDS Telecom revenues primarily reflects the decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers, offset somewhat by the acquisition of three ILEC businesses in 2008 and an increase in ILEC data customers.

Operating Expenses

The decrease in U.S. Cellular expenses primarily reflects a lower Cost of equipment sold due to a decrease in cost per handset sold.  In addition, U.S. Cellular depreciation decreased in 2009 primarily due to fully depreciating Time Division Multiple Access (“TDMA”) and analog network equipment in 2008. The increase in TDS Telecom expenses was primarily due to an increase in legal and excise tax expense arising from discrete matters, severance incurred as a result of workforce reduction initiatives, the acquisition of three ILEC companies in 2008, and increased costs associated with the acquisition of new customers and increased network capacity.  These expenses were partially offset by discrete events related to employee compensation and benefits modifications and lower expenses of serving fewer CLEC customers.

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $34.0 million to Equity in earnings from unconsolidated entities in each of 2009 and 2008.

Equity income decreased primarily due to a $7.1 million impairment loss recognized on an equity method investment in 2009.

Interest and dividend income

Interest income decreased $11.5 million primarily due to a lower interest rate earned on cash balances coupled with lower average investment balances in 2009 compared to 2008.

Dividend income decreased $10.7 million primarily due to a $10.9 million decrease in dividends from Deutsche Telekom Ordinary Shares.  These shares were disposed of in 2008.

Interest expense

The decrease in interest expense in 2009 was primarily a result of a $12.0 million decrease in interest incurred on variable prepaid forward contracts which were settled in 2008.

Gain (loss) on investments and financial instruments

See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for a description of transactions comprising the majority of the amount recorded in 2008.

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

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(31,293)	$(27,324)
Noncontrolling shareholders’ or partners’	(10,901)	(8,169)
	(42,194)	(35,493)
Other	—	(34)
	$(42,194)	$(35,527)

RESULTS OF OPERATIONS – WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 81%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30,(1)	2009	2008
Total market population of consolidated operating markets(2)	46,306,000	45,493,000
Customers(3)	6,155,000	6,194,000
Market penetration(2)	13.3%	13.6%
Total full-time equivalent employees	8,673	8,386
Cell sites in service	7,043	6,596

For the Six Months Ended June 30,(4)	2009	2008
Net retail customer additions(5)	4,000	119,000
Net customer additions (losses)(5)	(41,000)	90,000
Average monthly service revenue per customer(6)	$52.51	$52.78
Postpay churn rate (7)	1.6%	1.4%

(1)          Amounts include results for U.S. Cellular’s consolidated operating markets as of June 30.

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 83,726,000 and 7.4%, and 82,875,000 and 7.5%, as of June 30, 2009 and 2008, respectively.

(3)    U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2009	2008
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,448,000	5,367,000
Customers on prepay service plans in which the end user is a customer of U.S. Cellular (“prepay customers”)	263,000	310,000
Total retail customers	5,711,000	5,677,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	444,000	517,000
Total customers	6,155,000	6,194,000

(4)          Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through June 30; operating markets acquired during a particular period are included as of the acquisition date.

(5)          “Net retail customer additions” represents the number of net customers added to U.S. Cellular’s retail customer base through its marketing distribution channels; this measure excludes activity related to reseller customers and customers transferred through acquisitions, divestitures or exchanges.  “Net customer additions (losses)” represents the number of net customers added to (or deducted from) U.S. Cellular’s overall customer base through its marketing distribution channels; this measure includes activity related to reseller customers but excludes activity related to customers transferred through acquisitions, divestitures or exchanges.

(6)          Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Six Months Ended
	June 30,
	2009	2008
Service revenues per Consolidated Statements of Operations (000s)	$1,956,629	$1,949,446
Divided by average customers during period (000s)*	6,210	6,156
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$52.51	$52.78

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

(7)          Postpay churn rate represents the percentage of the postpay customer base that disconnects service each month.

Components of Operating Income

Six Months Ended June 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$1,745,307	$1,712,862	$32,445	2%
Inbound roaming	122,280	156,956	(34,676)	(22)%
Other	89,042	79,628	9,414	12%
Service revenues	1,956,629	1,949,446	7,183	—
Equipment sales	138,685	149,002	(10,317)	(7)%
Total operating revenues	2,095,314	2,098,448	(3,134)	—

System operations (excluding Depreciation, amortization and accretion reported below)	394,809	387,668	7,141	2%
Cost of equipment sold	341,756	354,190	(12,434)	(4)%
Selling, general and administrative	822,518	822,042	476	—
Depreciation, amortization and accretion	276,265	287,788	(11,523)	(4)%
Loss on asset disposals, net	4,277	9,892	(5,615)	(57)%
Total operating expenses	1,839,625	1,861,580	(21,955)	(1)%
Operating income	$255,689	$236,868	$18,821	8%

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

Retail service revenues

The increase in Retail service revenues in 2009 was due to increases in both the average number of customers and the average monthly retail service revenue per customer.  The average number of customers increased to 6,210,000 in 2009 from 6,156,000 in 2008.  Average monthly retail service revenue per customer increased 1% to $46.84 in 2009 from $46.37 in 2008, as a significant increase in revenues from data products and services more than offset a decline in revenues from voice services.

Revenues from data products and services totaled $318.9 million in 2009 and $239.4 million in 2008, and represented 16% of total service revenues in 2009 compared to 12% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smart phone handsets and services.  During the six months ended June 30, 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans that further drove data usage and revenues.  U.S. Cellular expects that the growth in revenues from data products and services will continue as customers migrate to the new unlimited plans and as U.S. Cellular’s 3G network expands to cover 70% of its customers by the end of 2009.

Revenues from voice services declined year-over-year primarily due to a reduction in average voice revenue per customer.  The reduction in average voice revenue per customer reflects industry competition which has resulted in lower pricing overall as well as growth in family plans and service plans with enhanced coverage areas and value (such as free incoming calls and unlimited minutes).  Also, decreases in the prepay customer base and the average revenue per prepay customer contributed to a decline in prepay voice revenues. U.S. Cellular expects continued pressure on revenues from voice services in the foreseeable future due to industry competition related to service plan offerings.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined.  This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel (as separate entities).  U.S. Cellular anticipates that this trend will increase over the next several quarters and will more than offset the positive impact of the trends of increasing minutes of use and increasing data usage from U.S. Cellular’s other roaming partners.

Additional changes in the network footprints of other carriers due to additional consolidation or network expansions also could have an adverse effect on U.S. Cellular’s inbound roaming revenues.  U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts.  The foregoing could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Other revenues

The growth in Other revenues was due primarily to an increase in USF revenues, which represent amounts received from the USF for states in which U.S. Cellular has been designated as an Eligible Telecommunications Carrier (“ETC”).  U.S. Cellular was eligible to receive ETC funds in sixteen states at June 30, 2009 and eleven states at June 30, 2008; the ETC revenue amounts were $68.9 million in 2009 and $61.9 million in 2008.

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

The decrease in 2009 equipment sales revenues was driven primarily by a decline of 6% in average revenue per handset sold as the overall mix of handsets purchased by customers shifted to lower priced phones.

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

Key components of the overall increase in system operations expenses were as follows:

•                  Maintenance, utility and cell site expenses increased $5.9 million, or 4%, in 2009, primarily driven by increases in the number of cell sites within U.S. Cellular’s network and rent expense per cell site. The number of cell sites totaled 7,043 in 2009 and 6,596 in 2008, as U.S. Cellular continued to expand and enhance coverage in its existing markets; and

•                  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.9 million, or 2%, in 2009, due primarily to higher roaming minutes of use as more customers migrated to national and wide area plans.

U.S. Cellular expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

•                  Increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality;

•                  Continued expansion of 3G services to additional markets; and

•                  Increases in total voice, text messaging and other data usage, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

Cost of equipment sold

Cost of equipment sold decreased in 2009 due primarily to a 4% decline in cost per handset sold as the overall mix of handsets purchased by customers shifted to lower priced phones.

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

Key components of the net increase in Selling, general and administrative expenses in 2009 were as follows:

•                  Selling and marketing expenses decreased $2.6 million, or 1%, in 2009, primarily due to lower commissions resulting from a reduction in customer gross additions; and

•                  General and administrative expenses increased $3.0 million, or 1%, in 2009, due primarily to higher sales taxes, employee related expenses and bad debts expense (reflecting higher bad debts experience as a percent of revenues), partially offset by lower universal service fund contributions.

U.S. Cellular expects Selling, general and administrative expenses to increase in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization, and accretion

Total Depreciation, amortization and accretion expense decreased $11.5 million, or 4%, in 2009. Depreciation decreased $10.5 million, or 4%, in 2009, primarily due to fully depreciating Time Division Multiple Access (“TDMA”) and analog network equipment in 2008. U.S. Cellular discontinued its TDMA-based service during the six months ended June 30, 2009; in connection with such discontinuance, property, plant and equipment in service and accumulated depreciation of $452.0 million were eliminated from the Consolidated Balance Sheet.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom served 1,148,100 equivalent access lines at June 30, 2009, a net decrease of 43,400 lines from the 1,191,500 equivalent access lines served at June 30, 2008.

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

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

			Increase/
As of June 30,	2009	2008	(Decrease)

ILEC
Equivalent access lines	775,800	774,300	1,500
Physical access lines	548,000	577,000	(29,000)
High-speed data customers	197,100	164,400	32,700
Long-distance customers	354,100	346,100	8,000

CLEC
Equivalent access lines	372,300	417,200	(44,900)
High-speed data customers	38,700	43,100	(4,400)

ILEC companies acquired after June 30, 2008 increased the equivalent and physical access line counts at June 30, 2009 by 11,600 and 8,900, respectively.

The decline in CLEC equivalent access lines from 2008 to 2009 is primarily the result of attrition in residential customers due to a shift in TDS Telecom’s CLEC strategy to focus on serving primarily a commercial subscriber base.

TDS Telecom

Components of Operating Income

			Increase/	Percentage
Six months ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Operating revenues
ILEC revenues	$298,395	$305,014	$(6,619)	(2)%
CLEC revenues	101,282	112,017	(10,735)	(10)%
Intra-company elimination	(4,415)	(3,531)	(884)	(25)%
TDS Telecom operating revenues	395,262	413,500	(18,238)	(4)%

Operating expenses
ILEC expenses	254,756	242,684	12,072	5%
CLEC expenses	100,365	101,341	(976)	(1)%
Intra-company elimination	(4,415)	(3,531)	(884)	(25)%
TDS Telecom operating expenses	350,706	340,494	10,212	3%

TDS Telecom operating income	$44,556	$73,006	$(28,450)	(39)%

Operating revenues

Operating revenues decreased in 2009 primarily due to a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers.  Acquisition of three ILEC companies in 2008 as well as an increase in ILEC data customers partially offset this decline.

Operating expenses

Operating expenses increased in 2009 due to an increase in legal expense and excise tax expense arising from discrete matters totaling $3.4 million and severance of $2.0 million incurred as a result of workforce reduction initiatives.  Partially offsetting these expenses were discrete events related to employee compensation and benefits modifications which reduced expenses by $3.2 million.  Operating expenses also increased in 2008 due to the acquisition of three ILEC companies in 2008, and the costs associated with the acquisition of new customers and increased network capacity, partially offset by reduced expenses of serving fewer CLEC customers.

ILEC Operations

Components of Operating Income

			Increase/	Percentage
Six months ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Voice revenues	$95,457	$102,501	$(7,044)	(7)%
Data revenues	50,551	42,924	7,627	18%
Network access revenues	134,949	140,809	(5,860)	(4)%
Miscellaneous revenues	17,438	18,780	(1,342)	(7)%
Total operating revenues	298,395	305,014	(6,619)	(2)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	96,090	91,707	4,383	5%
Selling, general and administrative expenses	86,857	83,897	2,960	4%
Depreciation, amortization and accretion	71,388	67,126	4,262	6%
(Gain) loss on asset disposals, net	421	(46)	467	N/M
Total operating expenses	254,756	242,684	12,072	5%

Total operating income	$43,639	$62,330	$(18,691)	(30)%

N/M — Not meaningful

Operating Revenues

Voice revenues (charges for providing local telephone exchange and long-distance services).

The decrease in Voice revenues in 2009 was primarily due to a 6% decline in average physical access lines in service (excluding the impact of 2008 acquisitions) which negatively impacted local service revenues by $5.2 million.  From June 30, 2008 to June 30, 2009 second line disconnections accounted for 14% of the physical access line decline and were significantly influenced by subscribers converting to high-speed data services.  Additionally, local service and long-distance revenues decreased by $4.4 million as these products are included at a discount in broader service packages.  Acquisition of three ILEC companies in 2008 increased Voice revenues $1.6 million in 2009.

Data revenues (charges for providing Internet and other data related services).

The increase in data revenues in 2009 was primarily due to the 19% growth in average high-speed data customers which accounted for increased revenues of $7.0 million.  Customers converting to higher DSL speeds drove the average revenue per customer higher, increasing revenues $1.0 million net of bundling discounts in 2009.  Increases in usage of other data products increased revenues by $1.0 million.  These increases were partially offset by a $2.2 million decrease in dial-up Internet revenue primarily related to a decrease in dial-up customers.  ILEC acquisitions in 2008 increased 2009 Data revenues $0.8 million in 2009.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues declined $4.0 million in 2009 due to a 13% decrease in intra-state minutes of use, while a decline in inter-state minutes of use had a negative impact of $0.9 million on revenues.  Decreased expenses have reduced revenues received through inter-state regulatory recovery mechanisms by $2.4 million.  Revenues from special access circuits also declined $2.1 million in 2009 due to disconnections.  ILEC acquisitions in 2008 generated a $3.3 million increase in 2009 Network access revenues to partially offset these declines.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment and reselling of direct broadcast satellite service as well as other miscellaneous services).

Miscellaneous revenues are down primarily due to a decline in business systems sales.

Operating Expenses

Cost of services and products

The increase in Cost of services and products in 2009 was primarily driven by incentives to attract new customers of $2.0 million, increased circuit bandwidth to support the growth in high-speed data products of $1.5 million, higher employee related costs of $0.8 million (including the impacts of severance and modifications to employee benefits), partially offset by a decrease in cost of goods sold related to business systems of $0.6 million.  ILEC acquisitions in 2008 increased Cost of services and products $2.0 million in 2009.

Selling, general and administrative expenses

The increase in Selling, general and administrative expenses in 2009 was primarily due to an increase in legal expense and excise tax expense arising from discrete matters totaling $3.2 million and severance of $1.0 million as a result of workforce reduction initiatives.  Partially offsetting these charges were discrete events related to employee compensation and benefits modifications which reduced expenses $1.7 million.  Also partially offsetting these charges were decreases in property taxes of $1.0 million, consulting fees incurred in 2008 to implement cost reduction programs of $0.8 million as well as a reduction in bad debts expense of $0.5 million.  ILEC acquisitions in 2008 increased Selling, general and administrative expenses $1.5 million in 2009.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.5 million in 2009 as a result of capital additions placed in service in 2008.  ILEC acquisitions in 2008 increased depreciation, amortization and accretion expense $2.8 million in 2009.

CLEC Operations

Components of Operating Income

			Increase/	Percentage
Six months ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Retail revenues	$90,625	$100,249	$(9,624)	(10)%
Wholesale revenues	10,657	11,768	(1,111)	(9)%
Total operating revenues	101,282	112,017	(10,735)	(10)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	53,119	55,161	(2,042)	(4)%
Selling, general and administrative expenses	34,912	34,483	429	1%
Depreciation, amortization and accretion	12,138	11,453	685	6%
(Gain) loss on asset disposals, net	196	244	(48)	(20)%
Total operating expenses	100,365	101,341	(976)	(1)%

Total operating income	$917	$10,676	$(9,759)	(91)%

N/M - Not meaningful

Prior year has been reclassified to conform with current year presentation.

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 11% in 2009 compared to 2008, which resulted in a decrease in retail revenues of $10.4 million.  Average residential equivalent access lines decreased 25% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  The average equivalent access lines related to commercial customers declined 5%.  Average revenue per subscriber increased during the period resulting in higher revenues of $0.7 million in 2009.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2009 was primarily driven by a 24% reduction in minutes of use partially offset by an increase in average rates resulting from a more favorable mixture of traffic carried.

Operating Expenses

Cost of services and products

Cost of services and products decreased in 2009 due to reduction in purchased network related services, primarily caused by the smaller residential customer base, which decreased expenses by $3.7 million.  The decrease was partially offset by additional expenses of $1.1 million associated with the provisioning of managed Internet Protocol service to customers in 2009 as well as settlements with two inter-exchange carriers which reduced the cost of service in 2008 by $2.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses increased in 2009 due primarily to an increase in employee related costs of $0.5 million (including the impacts of severance and modifications to employee benefits).

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense increased $0.7 million during 2009 primarily due to accelerated depreciation expense on certain circuit equipment due to technological obsolescence.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

RESULTS OF OPERATIONS — CONSOLIDATED

			Increase/	Percentage
Three Months Ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,042,550	$1,060,592	$(18,042)	(2)%
TDS Telecom	195,960	207,424	(11,464)	(6)%
All other(1)	3,967	6,335	(2,368)	(37)%
Total operating revenues	1,242,477	1,274,351	(31,874)	(3)%
Operating expenses
U.S. Cellular	901,631	942,690	(41,059)	(4)%
TDS Telecom	177,883	172,201	5,682	3%
All other(1)	8,363	9,717	(1,354)	(14)%
Total operating expenses	1,087,877	1,124,608	(36,731)	(3)%
Operating income (loss)
U.S. Cellular	140,919	117,902	23,017	20%
TDS Telecom	18,077	35,223	(17,146)	(49)%
All other(1)	(4,396)	(3,382)	(1,014)	(30)%
Total operating income (loss)	154,600	149,743	4,857	3%
Other income and (expenses)
Equity in earnings of unconsolidated entities	18,363	22,909	(4,546)	(20)%
Interest and dividend income	2,902	17,455	(14,553)	(83)%
Interest expense	(32,245)	(35,570)	3,325	9%
Gain (loss) on investments and financial instruments	—	3,088	(3,088)	N/M
Other, net	(25)	1,902	(1,927)	N/M
Total investment and other income (expense)	(11,005)	9,784	(20,789)	N/M

Income before income taxes	143,595	159,527	(15,932)	(10)%
Income tax expense	53,036	53,261	(225)	—

Net income	90,559	106,266	(15,707)	(15)%
Less: Net income attributable to noncontrolling interests, net of tax	(20,828)	(18,509)	(2,319)	(13)%
Net income attributable to TDS	69,731	87,757	(18,026)	(21)%

Preferred dividend requirement	(13)	(13)	—	—
Net Income available to common	$69,718	$87,744	$(18,026)	(21)%

Basic earnings per share attributable to TDS	$0.63	$0.75	$(0.12)	(16)%
Diluted earnings per share attributable to TDS	$0.63	$0.75	$(0.12)	(16)%

(1)   Consists of non-reportable segment, corporate operations and intercompany eliminations.

N/M—Percentage change not meaningful

Operating Revenues

The decline in U.S. Cellular revenues is primarily attributable to lower Inbound roaming revenues partially offset by increased Retail service revenues. The decline in TDS Telecom revenues primarily reflects a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers, offset somewhat by the acquisition of two ILEC businesses in 2008 and an increase in ILEC data customers.

Operating Expenses

The decrease was a result of lower U.S. Cellular operating expenses across all categories and, in particular, a lower Cost of equipment sold, which was due to decreases in both the number of handsets sold and the average cost per handset sold. The increase in TDS Telecom expenses was primarily due to an increase in legal and excise tax expense related to discrete matters, severance incurred as a result of workforce reduction initiatives, the acquisition of two ILEC companies in 2008, and increased costs associated with the acquisition of new customers and increased network capacity.  These expenses were partially offset by discrete events related to employee compensation and benefit modifications and lower expenses of serving fewer CLEC customers.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $17.1 million and $18.2 million to Equity in earnings from unconsolidated entities in 2009 and 2008, respectively.  Equity income decreased primarily due to a $7.1 million impairment loss recognized on an equity method investment in 2009.

Interest and dividend income

Interest income decreased $3.7 million primarily due to a lower interest rate paid on cash balances coupled with lower average investment balances in 2009 compared to 2008.

Dividend income decreased $10.8 million in 2009 from 2008 primarily due to a $10.9 million decrease in dividends from Deutsche Telekom Ordinary Shares. These shares were disposed of in 2008.

Interest expense

The decrease in interest expense in 2009 was primarily a result of a $2.8 million decrease in interest incurred on variable prepaid forward contracts which were settled in 2008.

Gain (loss) on investments and financial instruments

See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for a description of transactions comprising the majority of the amount recorded in 2008.

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

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(15,502)	$(13,842)
Noncontrolling shareholders’ or partners’	(5,326)	(4,706)
	(20,828)	(18,548)
Other	—	39
	$(20,828)	$(18,509)

RESULTS OF OPERATIONS — WIRELESS

Three Months Ended June 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$871,209	$862,392	$8,817	1%
Inbound roaming	62,223	84,201	(21,978)	(26)%
Other	41,323	40,759	564	1%
Service revenues	974,755	987,352	(12,597)	(1)%
Equipment sales	67,795	73,240	(5,445)	(7)%
Total operating revenues	1,042,550	1,060,592	(18,042)	(2)%

System operations (excluding Depreciation, amortization and accretion reported below)	194,806	196,652	(1,846)	(1)%
Cost of equipment sold	156,055	176,145	(20,090)	(11)%
Selling, general and administrative	410,070	418,416	(8,346)	(2)%
Depreciation, amortization and accretion	138,614	145,258	(6,644)	(5)%
Loss on asset disposals, net	2,086	6,219	(4,133)	(66)%
Total operating expenses	901,631	942,690	(41,059)	(4)%
Operating income	$140,919	$117,902	$23,017	20%

Operating Revenues

Retail service revenues

The increase in retail service revenues in 2009 was due to increases in both the average number of customers and average monthly retail service revenue per customer. The average number of customers increased to 6,199,000 from 6,178,000 in 2008. Average monthly retail service revenue per customer increased 1% to $46.85 in 2009 from $46.53 in 2008, as a significant increase in revenues from data products and services more than offset a decline in revenues from voice services.

Revenues from data products and services totaled $162.0 million in 2009 and $123.7 million in 2008, and represented 17% of total service revenues in 2009 compared to 13% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smart phone handsets and services.  In 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans that further drove data usage and revenues.

Revenues from voice services declined year-over-year primarily due to a reduction in average voice revenue per customer.  The reduction in average voice revenue per customer reflects industry competition which has resulted in lower pricing overall as well as growth in family plans and service plans with enhanced coverage areas and value (such as free incoming calls and unlimited minutes).  Also, decreases in the prepay customer base and the average revenue per prepay customer contributed to a decline in prepay voice revenues. U.S. Cellular expects continued pressure on revenues from voice services in the foreseeable future due to industry competition related to service plan offerings.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon and Alltel, partially offset by an increase in data roaming.

Equipment sales revenues

The decrease in 2009 equipment sales revenues was driven by a decline in total handsets sold of 5% and a decline in average revenue per handset sold of 2% as the mix of handsets purchased by customers shifted to lower priced phones.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall decrease in system operations expenses were as follows:

•      Network usage expenses on U.S. Cellular’s systems decreased $5.5 million, or 8%, in 2009, due primarily to reduced interconnection costs; and

•      Maintenance, utility and cell site expenses increased $3.1 million, or 4%, in 2009, driven primarily by increases in the number of cell sites within U.S. Cellular’s network and rent expense per cell site. The number of cell sites totaled 7,043 in 2009 and 6,596 in 2008, as U.S. Cellular continued to expand and enhance coverage in its existing markets.

Cost of equipment sold

The decrease in Cost of equipment sold was due to a decline in total handsets sold of 5% and a decline in the average cost per handset sold of 8% as the mix of handsets purchased by customers shifted to lower priced phones.

Selling, general and administrative expenses

The decrease in Selling, general and administrative expenses was due primarily to a decline in Selling and marketing expenses of $7.7 million, or 4%. Key components of the decrease in Selling and marketing expenses were as follows:

•      Advertising expenses decreased $5.1 million, or 8%, in 2009, primarily due to a decrease in media purchases; such purchases were higher in the previous period due to the launch in June 2008 of a new branding campaign, Believe in Something Better™; and

•      Other selling and marketing expenses decreased $2.6 million, or 2%, in 2009, primarily due to lower commissions resulting from a reduction in customer gross additions.

Depreciation, amortization, and accretion

Total Depreciation, amortization and accretion expense decreased $6.6 million, or 5%, in 2009. Depreciation decreased primarily due to fully depreciating TDMA and analog network equipment in 2008, as discussed above.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom

Components of Operating Income

			Increase/	Percentage
Three months ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Operating revenues
ILEC revenues	$148,208	$153,199	$(4,991)	(3)%
CLEC revenues	50,093	55,888	(5,795)	(10)%
Intra-company elimination	(2,341)	(1,663)	(678)	(41)%
TDS Telecom operating revenues	195,960	207,424	(11,464)	(6)%

Operating expenses
ILEC expenses	129,819	121,766	8,053	7%
CLEC expenses	50,405	52,098	(1,693)	(3)%
Intra-company elimination	(2,341)	(1,663)	(678)	(41)%
TDS Telecom operating expenses	177,883	172,201	5,682	3%

TDS Telecom operating income	$18,077	$35,223	$(17,146)	(49)%

Operating revenues

Operating revenues decreased in 2009 primarily due to a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers.  Acquisition of two ILEC companies in 2008 as well as an increase in ILEC data customers partially offset this decline.

Operating expenses

Operating expenses increased in 2009 due to an increase in legal and excise tax expense related to discrete matters totaling $3.4 million and severance of $1.6 million incurred as a result of workforce reduction initiatives.  Offsetting these expenses were discrete events related to employee compensation and benefit modifications which reduced expenses by $3.1 million.  Operating expenses also increased in 2008 due to the acquisition of two ILEC companies in 2008, the costs associated with the acquisition of new customers and increased network capacity, partially offset by reduced expenses of serving fewer CLEC customers.

ILEC Operations

Components of Operating Income

			Increase/	Percentage
Three months ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Voice revenues	$46,879	$50,925	$(4,046)	(8)%
Data revenues	25,491	21,738	3,753	17%
Network access revenues	67,118	70,727	(3,609)	(5)%
Miscellaneous revenues	8,720	9,809	(1,089)	(11)%
Total operating revenues	148,208	153,199	(4,991)	(3)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	48,406	46,873	1,533	3%
Selling, general and administrative expenses	45,828	41,416	4,412	11%
Depreciation, amortization and accretion	35,302	33,502	1,800	5%
(Gain) loss on asset disposals, net	283	(25)	308	N/M
Total operating expenses	129,819	121,766	8,053	7%

Total operating income	$18,389	$31,433	$(13,044)	(41)%

N/M — Not meaningful

Operating Revenues

Voice revenues

The decrease in Voice revenues in 2009 was primarily due to a 6% decline in average physical access lines in service (excluding the impact of 2008 acquisitions) which negatively impacted local service revenues by $2.5 million.  From June 30, 2008 to June 30, 2009, second line disconnections accounted for 14% of the physical access line decline and were significantly influenced by subscribers converting to high-speed data services.  Additionally, local service and long-distance revenues decreased by $2.4 million as these products are included at a discount in broader service packages.  The acquisition of two ILEC companies in 2008 increased Voice revenues $0.6 million for the period.

Data revenues

The increase in Data revenues in 2009 was primarily due to the 19% growth in average high-speed data customers which accounted for increased revenues of $3.5 million.  Customers converting to higher DSL speeds drove the average revenue per customer higher, increasing revenues $0.3 million net of bundling discounts in 2009.  Increases in usage of other data products increased revenues by $0.6 million. These increases were partially offset by a $1.0 million decrease in dial-up Internet revenue primarily related to a decrease in dial-up customers.  ILEC acquisitions in 2008 increased 2009 Data revenues $0.4 million.

Network access revenues

Network access revenues declined $1.6 million in 2009 due to a 12% decrease in intra-state minutes of use, while a decline in inter-state minutes of use had a negative impact on revenues of $0.6 million.  Decreased expenses have reduced revenues received through inter-state regulatory recovery mechanisms by $2.4 million.  Revenues from special access circuits also declined $1.1 million in 2009 due to disconnections.  ILEC acquisitions in 2008 generated a $1.6 million increase in 2009 Network access revenues to partially offset these declines.

Miscellaneous revenues

Miscellaneous revenues are primarily down due to a decline in business systems sales.

Operating Expenses

Cost of services and products

The increase in Cost of services and products for the quarter was primarily driven by incentives to attract new customers of $1.1 million, increased circuit bandwidth to support the growth in high-speed data products of $0.9 million, partially offset by lower employee related costs of $0.6 million (including the impacts of severance and modifications to employee benefits) and a decrease in cost of goods sold related to business telephone equipment of $0.6 million.  ILEC acquisitions in 2008 increased Cost of services and products $1.1 million for the period.

Selling, general and administrative expenses

The increase in Selling, general and administrative expenses in 2009 was primarily due to an increase in legal expense and excise tax expense arising from discrete matters totaling $3.2 million and severance of $0.6 million incurred as a result of workforce reduction initiatives.  Partially offsetting these charges were discrete events related to employee compensation and benefit modifications which reduced expenses $1.7 million.  Also partially offsetting these charges was a reduction in property taxes of $0.4 million.  ILEC acquisitions in 2008 increased Selling, general and administrative expenses $0.9 million for the period.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.5 million in 2009 as a result of capital additions placed in service in 2008.  ILEC acquisitions in 2008 increased depreciation, amortization and accretion expense $1.3 million.

CLEC Operations

Components of Operating Income

			Increase/	Percentage
Three months ended June 30,	2009	2008	(Decrease)	Change
	(Dollars in thousands)

Retail revenues	$45,055	$49,964	$(4,909)	(10)%
Wholesale revenues	5,038	5,924	(886)	(15)%
Total operating revenues	50,093	55,888	(5,795)	(10)%

Cost of services and products (excluding depreciation, amortization and accretion reported below)	26,348	28,828	(2,480)	(9)%
Selling, general and administrative expenses	17,577	17,457	120	1%
Depreciation, amortization and accretion	6,361	5,569	792	14%
(Gain) loss on asset disposals, net	119	244	(125)	(51)%
Total operating expenses	50,405	52,098	(1,693)	(3)%

Total operating income	$(312)	$3,790	$(4,102)	N/M

N/M - Not meaningful

Prior year has been reclassified to conform with current year presentation.

Operating Revenues

Retail revenues

Average CLEC equivalent access lines in service decreased 11% in 2009 compared to 2008, which resulted in a decrease in retail revenues of $5.3 million.  Average residential equivalent access lines decreased 26% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  The average equivalent access lines related to commercial customers declined 5%.  Average revenue per subscriber increased during the period resulting in higher revenues of $0.4 million in 2009.

Wholesale revenues

The decline in wholesale revenues in 2009 was primarily driven by a 29% reduction in minutes of use partially offset by an increase in average rates resulting from a more favorable mixture of traffic carried.

Operating Expenses

Cost of services and products

Cost of services and products decreased in 2009 due to reduction in purchased network related services, primarily caused by the smaller residential customer base, which decreased expenses by $1.9 million.  The decrease was partially offset by additional expenses of $0.6 million associated with the provisioning of managed Internet Protocol service to customers in 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses increased in 2009 due primarily to an increase in employee related costs (including the impacts of severance and modification to employee benefits).

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense increased $0.8 million during 2009 primarily due to accelerated depreciation expense on certain circuit equipment due to technological obsolescence.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are either not expected to have a significant effect on TDS’ financial condition or results of operations or TDS is currently analyzing such pronouncements in order to determine their impact, if any.

See Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions including licenses, construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The tables below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

The following table provides a summary of TDS’ cash flow activities:

	2009	2008
	(Dollars in thousands)
Cash flows from (used in):
Operating activities	$443,961	$495,439
Investing activities	(412,878)	(418,267)
Financing activities	(143,635)	(126,455)
Net decrease in cash and cash equivalents	$(112,552)	$(49,283)

Cash Flows from Operating Activities

Cash flows from operating activities in 2009 were $444.0 million, a decrease of $51.5 million from 2008. Significant changes included the following:

•                  Operating income adjusted for non-cash items, as shown in the table below, decreased by $14.5 million, from $733.5 million in 2008 to $719.0 million in 2009.

	2009	2008
	(Dollars in thousands)
Operating income	$290,809	$303,352
Non-cash items
Depreciation, amortization and accretion	366,115	374,184
Bad debts expense	42,761	36,806
Stock-based compensation expense	14,394	9,022
Loss on asset disposals, net	4,912	10,090
Operating income other than non-cash items	$718,991	$733,454

TDS management believes the foregoing information provides useful information to investors regarding TDS’ financial condition and results of operations because it breaks out and shows the components and impact of cash and non-cash items on cash flows from operating activities.

•      A $33.0 million distribution from the LA Partnership was received in 2008.  A $33.0 million distribution for 2009 was approved in June, but not received until July, resulting in a decline in Distributions from unconsolidated entities.

•      Changes in accounts payable, customer deposits and deferred revenues required $68.8 million in 2009 and provided $6.1 million in 2008. The $74.9 million increase in cash outflows was driven primarily by timing differences in payments of accounts payable and lower deposit requirements for new customers in 2009.

•      Income tax payments, net of refunds, in 2009 and 2008 were $31.5 million and $116.9 million, respectively, resulting in a decrease in cash outflows of $85.4 million.  Income tax payments were higher in 2008 compared to 2009 primarily due to tax gains realized on the disposition of Deutsche Telekom marketable equity securities and related variable prepaid forward contracts during 2008.

•      In 2009, a $38.0 million deposit was paid to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit. The deposit was recorded in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009. See Note 5 — Income Taxes for additional information.

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

Cash used for property, plant and equipment and system development totaled $290.8 million in 2009 and $299.1 million in 2008. The primary purpose of TDS’ construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•      U.S. Cellular’s capital expenditures totaled $228.9 million in 2009 and $249.5 million in 2008 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•      TDS Telecom’s capital expenditures for its ILEC operations totaled $47.6 million in 2009 and $37.5 million in 2008 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $10.7 million in 2009 and $8.1 million in 2008 for switching and other network facilities.

•      Corporate and other capital expenditures totaled $3.6 million in 2009 and $4.0 million in 2008.

Acquisitions required cash payments of $15.0 million and $334.4 million in 2009 and 2008, respectively. The cash required for acquisitions in 2008 included capital contributions and advances of $300.5 million to King Street Wireless L.P. (“King Street Wireless”) and its general partner.  King Street Wireless’ general partner also made a capital contribution of $0.1 million.  King Street Wireless used these funds in connection with its participation in FCC Auction 73.

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

TDS invested $109.1 million in certificates of deposit in the six months ended June 30, 2009.  No certificates of deposit were purchased during the six months ended June 30, 2008.

Cash Flows from Financing Activities

There were no short-term borrowings or repayments on the revolving lines of credit in 2009.  Short-term borrowings and repayments during 2008 were $100.0 million and $50.0 million, respectively.

TDS’ payment to settle the debt portion of the variable prepaid forward contracts related to Deutsche Telekom Ordinary Shares totaled $47.4 million in 2008.  See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for additional details on these settlements.

In 2009, TDS repurchased Special Common Shares at an aggregate cost of $86.0 million.  A total of $84.6 million was paid in cash before June 30, 2009 and $1.4 million was paid in July 2009.  In addition, in January 2009 TDS paid $2.0 million for the fourth quarter 2008 share repurchases.  In 2008, TDS repurchased Special Common Shares at an aggregate cost of $83.0 million.

Payment for repurchase of U.S. Cellular Common Shares required $19.3 million in 2009 and $19.1 million in 2008. U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007.  See Note 14 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

TDS believes that existing cash balances, expected cash flows from operating activities and funds available under its new revolving credit facilities provide financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their financing needs.

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

Cash and Cash Equivalents

At June 30, 2009, TDS had $664.8 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At June 30, 2009, TDS invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities.  TDS monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Short-term Investments

TDS holds certificates of deposit totaling $136.5 million at June 30, 2009 which are included in Short-term investments in the Consolidated Balance Sheet. These certificates of deposit had original maturities of between 180 days and one year and earn interest at annual rates between 0.99% and 2.82%.

Revolving Credit Facilities

Prior to June 30, 2009, TDS had a $600 million revolving credit facility available for general corporate purposes.  On June 30, 2009, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties.  As a result, TDS’ $600 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides TDS with a $400 million senior revolving credit facility for working capital, non-hostile acquisitions and other corporate purposes and to refinance any existing debt of TDS.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At June 30, 2009, TDS had no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $396.6 million available for use.  Borrowings under TDS’ new revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) (or, at TDS’ option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on TDS’ credit rating.  TDS may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by TDS if approved by the lenders).  At June 30, 2009, the one-month LIBOR was 0.31% and the contractual spread was 300 basis points.  If TDS provides less than three business days notice of intent to borrow, interest on borrowings is at the Base Rate plus the contractual spread (the Base Rate was 3.25% at June 30, 2009).

Prior to June 30, 2009, U.S. Cellular had a $700 million revolving credit facility available for general corporate purposes.  On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result, U.S. Cellular’s $700 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides U.S. Cellular with a $300 million senior revolving credit facility for working capital, non-hostile acquisitions and other corporate purposes and to refinance any existing debt of U.S. Cellular.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At June 30, 2009, U.S. Cellular had no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $299.7 million available for use.  Borrowings under U.S. Cellular’s new revolving credit facility bear interest at the LIBOR (or, at U.S. Cellular’s option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on U.S. Cellular’s credit rating.  U.S. Cellular may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by U.S. Cellular if approved by the lenders).  At June 30, 2009, the one-month LIBOR was 0.31% and the contractual spread was 300 basis points.  If U.S. Cellular provides less than three business days notice of intent to borrow, interest on borrowings is the Base Rate plus the contractual spread (the Base Rate was 3.25% at June 30, 2009).

TDS’ and U.S. Cellular’s interest cost on their new revolving credit facilities is subject to increase if their current credit ratings from Standard & Poor’s Rating Services, Moody’s Investor Services or Fitch Ratings are lowered, and is subject to decrease if the ratings are raised.  The credit facilities would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the new credit facilities or obtain access to other credit facilities in the future.

TDS’ and U.S. Cellular’s credit ratings as of June 30, 2009, and the dates that such ratings were issued were as follows:

Moody’s (issued August 15, 2008)	Baa2	- stable outlook
Standard & Poor’s (issued March 13, 2008)	BBB-	- with positive outlook
Fitch Ratings (issued August 16, 2007)	BBB+	- stable outlook

The continued availability of the new revolving credit facility requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of June 30, 2009 with all other covenants and requirements set forth in their new revolving credit facilities.

The maturity date of any borrowings under the TDS and U.S. Cellular new revolving credit facilities would accelerate in the event of a change in control.

In connection with U.S. Cellular’s new revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s new revolving credit agreement.  Pursuant to this subordination agreement, (a) any consolidated funded indebtedness from U.S. Cellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness (other than “refinancing indebtedness” as defined in the subordination agreement) in excess of $105,000,000, and (ii) refinancing indebtedness in excess of $250,000,000, will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under U.S. Cellular’s new revolving credit agreement.  The aggregate outstanding principal amount of consolidated funded indebtedness of U.S. Cellular that was subordinated pursuant to this subordination agreement was zero as of June 30, 2009.

Long-term Financing

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of June 30, 2009 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2009 and the next four years comprise approximately 1% of the total long-term debt obligation at June 30, 2009.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2008 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

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

•                  Enhance U.S. Cellular’s retail store network;

•                  Develop office systems; and

•                  Develop new billing and other customer management related systems and platforms.

TDS Telecom’s anticipated capital expenditures for 2009 are expected to be approximately $125 million to upgrade plant and equipment to provide enhanced services.

TDS plans to finance its construction program for 2009 using cash flows from operating activities and, if necessary, short-term debt.

Suppliers

TDS depends upon certain key suppliers to provide it with handsets, equipment, services or content to continue its network build and upgrade and to operate its business. TDS does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers experience financial difficulties and are unable to provide equipment, services or content to TDS on a timely basis or cease to provide such equipment, services or content or if such key suppliers otherwise fail to honor their obligations to TDS, TDS may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business. In that event, TDS’ business, financial condition or results of operations could be adversely affected. TDS monitors the financial condition of its key suppliers through its risk management process.

In January 2009, Nortel Networks Corporation (“Nortel”), a key supplier of network equipment, business communications systems, and technical support for TDS, announced that it, Nortel Networks Limited and certain of its other Canadian subsidiaries obtained creditor protection under the Companies’ Creditors Arrangement Act in Canada.  Additionally, certain of Nortel’s U.S. subsidiaries, including Nortel Networks Inc. and Nortel Networks Capital Corporation, have filed voluntary petitions in the United States under Chapter 11 (“reorganization”) of the U.S. Bankruptcy Code, and certain of Nortel’s other subsidiaries made similar filings in other jurisdictions.

Nortel is operating under these protections and is pursuing sales of portions of its operations and assets to various parties. In the event that Nortel or the successor acquirers of its assets and operations are not able to continue to provide equipment and services, TDS believes that it will be able to purchase similar network equipment, business communications systems and technical support from other suppliers and, therefore, TDS does not believe Nortel’s reorganization and the sale of Nortel’s assets and operations to other entities will have a significant impact on TDS’ day-to-day operations. However, the following could adversely impact TDS’ future results of operations and cash flows:

•                  Reduced competition among telecommunications equipment suppliers could increase the future costs to acquire such equipment;

•                  Replacement and upgrades of Nortel equipment with equipment from other vendors could be more costly;

•                  The potential lack of future upgrades or enhancements to Nortel equipment could reduce the useful life of such equipment, and result in accelerated depreciation charges; and

•                  Maintenance of Nortel equipment could be more costly.

Acquisitions, Exchanges and Divestitures

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies and wireless spectrum. In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success. TDS also from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, TDS may not disclose such transactions until there is a definitive agreement. See Note 8 —Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information regarding pending transactions.

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

Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Special Common Shares (TDS only) and Common Shares, subject to repurchase programs. For details of these programs and repurchases made during 2009 and 2008, see Note 14 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2008 did not include any liabilities related to unrecognized tax benefits under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  TDS is unable to predict the period of settlement of such FIN 48 liabilities.  Subject to the foregoing, there has been no material change in Contractual and Other Obligations between December 31, 2008 and June 30, 2009.

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

U.S. Cellular assesses its accounts receivable for collectability on an ongoing basis. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable. The allowance is estimated based on historical experience and other factors, such as general economic and consumer market conditions, which could affect collectability. Accounts receivable balances are reviewed for collectability on either an aggregate or individual basis depending on the type of receivable. When it is probable that an account balance will not be collected, the account balance is charged against the allowance for doubtful accounts. U.S. Cellular’s bad debts expense was 2.1% and 1.7% of related revenues for the six month periods ended June 30, 2009 and 2008, respectively.

TDS Telecom’s accounts receivable primarily consist of amounts owed by customers for services provided, by connecting companies for carrying interstate and intrastate long-distance traffic on its network and by interstate and intrastate revenue pools that distribute funds collected from access charges. There has been no significant change in TDS Telecom’s bad debts expense as a percentage of the related revenues.

Insurance

TDS has several commercial property and casualty insurance policies with a variety of subsidiary companies of American International Group, Inc. (“AIG”). These companies operate under the insurance regulations of various states including New York, Pennsylvania and Delaware. TDS has inquired into the ability of these AIG companies to meet their obligations in the event of a claim against these policies and has received assurance from AIG and TDS’ insurance brokers that the companies remain able to meet these obligations. State insurance regulators and the rating agencies have issued press releases indicating the same. TDS did not have any significant property and casualty claims outstanding with these companies as of June 30, 2009. TDS continues to monitor the financial condition of other insurance providers.

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

Since the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), TDS’ annual impairment review of goodwill and indefinite-lived intangible assets has been completed in the second quarter of each year. Effective April 1, 2009, TDS adopted a new accounting policy whereby its annual impairment review of goodwill and indefinite-lived intangible assets will be performed as of November 1 instead of the second quarter of each year.  As indicated above, an impairment analysis of goodwill and indefinite-lived intangible assets was last completed as of December 31, 2008. The change in the annual goodwill and indefinite-lived intangible asset impairment testing date was made to better align the annual impairment test with the timing of TDS’ annual strategic planning process, which allows for a better estimate of the future cash flows used in discounted cash flow models to test for impairment.  This change in accounting policy does not delay, accelerate or avoid an impairment charge.  Accordingly, TDS management believes that this accounting change is preferable under the circumstances.

See Note 3 — Noncontrolling Interests in the Notes to Consolidated Financial Statements for information related to TDS’ adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

Other than disclosed above, there were no material changes to TDS’ significant accounting policies or application of critical accounting policies during the six months ended June 30, 2009.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 29, 2009, TDS repurchased 1,730,200 Special Common Shares at the then current market price on the New York Stock Exchange (“NYSE”) for a total price of $48.2 million, or an average of $27.89 per Special Common Share including broker fees, from an affiliate of Southeastern Asset Management, Inc. (“SEAM”).  In addition, on July 20, 2009, TDS repurchased 405,000 Special Common Shares from SEAM at a price below the then current market price on the NYSE for a total price of $10.5 million, or an average of $25.87 per Special Common Share including broker fees. SEAM is a shareholder of more than 5% of TDS Special Common Shares and Common Shares.  See “Security Ownership by Certain Beneficial Owners” in TDS’ Notice of Annual Meeting and Proxy Statement filed with the SEC on April 28, 2009 for further information about SEAM and its interest in TDS.  These transactions were not solicited by TDS and TDS did not enter into any agreements with SEAM.  The May 29, 2009 transaction was effected by TDS’ broker pursuant to TDS’ existing institutional brokerage account agreement on the NYSE in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The July 20, 2009 transaction was made by TDS’ broker pursuant an agreement entered into pursuant to Rule 10b5-1 under the Exchange Act and was effected on the NYSE in compliance with Rule 10b-18. The repurchases were made under TDS’ existing share repurchase authorization.

The Audit Committee of the board of directors is responsible for the review and oversight of all related party transactions, as such term is defined by the rules of the New York Stock Exchange.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of June 30, 2009, TDS’ long-term debt was in the form of fixed-rate notes with original maturities ranging up to 40 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these long-term notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ long-term debt as of June 30, 2009.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

The United States Department of Justice (“DOJ”) has notified TDS and U.S. Cellular, a subsidiary of TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint remains under seal pending the DOJ’s consideration as to whether to intervene in the proceeding.  The DOJ has not yet made any decision as to whether it will intervene.  However, as a result of the complaint, the DOJ is investigating TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  These limited partnerships were winning bidders in Auction 58, Auction 66 and Auction 73, respectively, and received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ is investigating whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with these limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, TDS cannot predict the outcome of this review or any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in TDS’ Annual Report on Form 10-K may not be the only risks that affect TDS.  Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2008, except that the following risk factor in such Form 10-K is hereby updated as follows:

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

In January 2009, Nortel Networks Corporation (“Nortel”), a key supplier of network equipment, business communications systems, and technical support for TDS, announced that it, Nortel Networks Limited and certain of its other Canadian subsidiaries obtained creditor protection under the Companies’ Creditors Arrangement Act in Canada.  Additionally, certain of Nortel’s U.S. subsidiaries, including Nortel Networks Inc. and Nortel Networks Capital Corporation, have filed voluntary petitions in the United States under Chapter 11 (“reorganization”) of the U.S. Bankruptcy Code, and certain of Nortel’s other subsidiaries made similar filings in other jurisdictions.

Nortel is operating under these protections and is pursuing sales of portions of its operations and assets to various parties. In the event that Nortel or the successor acquirers of its assets and operations are not able to continue to provide equipment and services, TDS believes that it will be able to purchase similar network equipment, business communications systems and technical support from other suppliers and, therefore, TDS does not believe Nortel’s reorganization and the sale of Nortel’s assets and operations to other entities will have a significant impact on TDS’ day-to-day operations. However, the following could adversely impact TDS’ future results of operations and cash flows:

•                  Reduced competition among telecommunications equipment suppliers could increase the future costs to acquire such equipment;

•                  Replacement and upgrades of Nortel equipment with equipment from other vendors could be more costly;

•                  The potential lack of future upgrades or enhancements to Nortel equipment could reduce the useful life of such equipment, and result in accelerated depreciation charges; and

•                  Maintenance of Nortel equipment could be more costly.

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

During the six months ended June 30, 2009, TDS repurchased 3,188,293 Special Common Shares for $86.0 million, or an average of $26.98 per Special Common Share pursuant to the current authorization.  TDS did not repurchase any TDS Common Shares during the same period.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Special Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2009
Common	—	$—	—
Special Common	351,605	24.85	351,605
Total	351,605	24.85	351,605	$152,911,792
May 1 – 31, 2009
Common	—	—	—
Special Common	1,980,591	27.91	1,980,591
Total	1,980,591	27.91	1,980,591	97,630,914
June 1 – 30, 2009
Common	—	—	—
Special Common	352,071	28.19	352,071
Total	352,071	28.19	352,071	87,706,940
Total for or as of end of the quarter ended June 30, 2009
Common	—	—	—
Special Common	2,684,267	27.55	2,684,267
Total	2,684,267	$27.55	2,684,267	$87,706,940

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

iv.           The Common and Special Common Shares authorization did not expire during the second quarter of 2009.

v.              TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the second quarter of 2009.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of TDS held on May 21, 2009, the following number of votes were cast for the matters indicated:

1.               Election of Directors:

a.               For the election of eight Directors of the Company by the holders of Series A Common Shares and Preferred Shares:

Nominee	For	Withhold	Broker Non-vote	Outcome
LeRoy T. Carlson, Jr.	64,575,626	15	—	Elected
Letitia G. Carlson, M.D.	64,468,041	107,600	—	Elected
Prudence E. Carlson	64,468,041	107,600	—	Elected
Walter C.D. Carlson	64,575,626	15	—	Elected
Kenneth R. Meyers	63,887,566	688,075	—	Elected
Donald C. Nebergall	64,468,041	107,600	—	Elected
George W. Off	63,787,566	788,075	—	Elected
Mitchell H. Saranow	63,887,566	688,075	—	Elected

b.              For the election of four Directors of the Company by the holders of Common Shares and Special Common Shares:

Nominee	For	Withhold	Broker Non-vote	Outcome
Clarence A. Davis	92,889,330	5,852,670	—	Elected
Christopher D. O’Leary	68,505,470	30,236,530	—	Elected
Gary L. Sugarman	92,751,130	5,990,870	—	Elected
Herbert S. Wander	82,106,313	16,635,687	—	Elected

2.               Proposal to Approve the Amended Non-Employee Director Compensation Plan by the holders of Series A Common Shares, Preferred Shares and Common Shares:

For	Against	Abstain	Broker Non-vote	Outcome
106,193,980	2,189,938	475,416	2,745,119	Approved

3.               Proposal to Ratify the Selection of PricewaterhouseCoopers LLP as Independent Public Accountants for 2009 by the holders of Series A Common Shares, Preferred Shares and Common Shares:

For	Against	Abstain	Broker Non-vote	Outcome
110,986,323	580,374	37,756	—	Approved

4.               Proposal by Shareholder to Recapitalize the TDS Capital Stock by the holders of Series A Common Shares, Preferred Shares and Common Shares:

Against	For	Abstain	Broker Non-vote	Outcome
71,114,801	37,531,220	213,313	2,745,119	Defeated

A description of the terms of a settlement agreement between TDS and GAMCO Asset Management, Inc. terminating a solicitation subject to Rule 14a-12(c), including the cost to TDS, is included in TDS’ proxy statement for the Annual Meeting, which was filed with the SEC on April 28, 2009.

Item 5.  Other Information.

a.     The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the second quarter of 2009 and had no borrowings outstanding under their revolving credit facilities as of June 30, 2009.  TDS and U.S. Cellular entered into new revolving credit facilities on June 30, 2009 and terminated their prior revolving credit facilities at that time.

A description of TDS’ new revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.  A description of the termination of the prior TDS revolving credit facility is set forth in Item 1.02 of such Form 8-K and is incorporated by reference herein.

A description of U.S. Cellular’s new revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.  A description of the termination of the prior U.S. Cellular revolving credit facility is set forth in Item 1.02 of such Form 8-K and is incorporated by reference herein.

b.     The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 5.02  — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements for Certain Officers.

On May 21, 2009, shareholders of TDS approved the TDS Compensation Plan for Non-Employee Directors.  A description of this plan is set forth in TDS’ Notice of Annual Meeting and Proxy Statement as filed with the SEC on April 28, 2009 and is incorporated herein.

On May 19, 2009, shareholders of U.S. Cellular approved the U.S. Cellular 2005 Long Term Incentive Plan, as amended.  John E. Rooney, one of the named executive officers of TDS, participates in such plan.  A description of this plan is set forth in U.S. Cellular’s Notice of Annual Meeting and Proxy Statement as filed with the SEC on April 15, 2009 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 4.1 — $400,000,000 Credit Agreement dated June 30, 2009 among TDS and the lenders and other parties identified therein is hereby incorporated by reference from Exhibit 4.1 to TDS’ Current Report on Form 8-K dated June 30, 2009.

Exhibit 4.2 -  $300,000,000 Credit Agreement dated June 30, 2009 among U.S. Cellular and the lenders and other parties identified therein is hereby incorporated by reference from Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009.

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

Exhibit 10.3 — Guidelines and Procedures for TDS Officer Bonuses, as amended, is hereby incorporated by reference from Exhibit 10.3 to TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Exhibit 10.4 — Settlement Agreement dated April 24, 2009 between TDS and GAMCO, is hereby incorporated by reference to exhibit 10.1 to TDS’ Current Report on Form 8-K dated April 24, 2009.

Exhibit 11 — Computation of Earnings per share is included herein as Note 7 — Earnings per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 18 — Preferability letter from Independent Registered Public Accounting Firm.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date: August 6, 2009	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2009	/s/ Douglas D. Shuma
Douglas D. Shuma,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2009 Second Quarter Form 10-Q