Form 10-Q
period 2009-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2009-11-05
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2669023 (I.R.S. Employer Identification No.)

30 North LaSalle Street, Chicago, Illinois 60602 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (312) 630-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Shares, $.01 par value	50,173,631 Shares
Special Common Shares, $.01 par value	49,831,064 Shares
Series A Common Shares, $.01 par value	6,484,748 Shares

Part I. Financial Information Item 1. Financial Statements

Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(Dollars and shares in thousands, except per share amounts)

Operating revenues	$1,258,742	$1,304,598	$3,757,865	$3,828,050

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	477,116	466,710	1,375,642	1,369,897
Selling, general and administrative expense	507,159	490,674	1,445,920	1,423,313
Depreciation, amortization and accretion expense	192,247	187,975	558,362	562,159
Loss on asset disposals, net	4,557	7,100	9,469	17,190
Total operating expenses	1,181,079	1,152,459	3,389,393	3,372,559

Operating income	77,663	152,139	368,472	455,491

Investment and other income (expense)
Equity in earnings of unconsolidated entities	23,334	22,566	67,034	66,945
Interest and dividend income	3,461	8,617	8,435	35,818
Interest expense	(30,430)	(31,684)	(92,780)	(108,634)
Gain on investments and financial instruments	—	31,997	—	31,595
Other, net	1,030	383	1,504	2,086
Total investment and other income (expense)	(2,605)	31,879	(15,807)	27,810

Income before income taxes	75,058	184,018	352,665	483,301
Income tax expense	27,793	61,024	121,467	163,536
Net income	47,265	122,994	231,198	319,765
Less: Net income attributable to noncontrolling interests, net of tax	(11,620)	(21,771)	(53,814)	(57,298)
Net income attributable to TDS	35,645	101,223	177,384	262,467
Preferred dividend requirement	(13)	(13)	(38)	(39)
Net income available to common	$35,632	$101,210	$177,346	$262,428

Basic weighted average shares outstanding	108,289	115,700	110,408	116,510
Basic earnings per share attributable to TDS shareholders	$0.33	$0.87	$1.61	$2.25

Diluted weighted average shares outstanding	108,565	116,193	110,633	117,065
Diluted earnings per share attributable to TDS shareholders	$0.33	$0.87	$1.60	$2.24

Dividends per share	$0.1075	$0.1025	$0.3225	$0.3075

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities
Net income	$231,198	$319,765
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	558,362	562,159
Bad debts expense	78,941	59,452
Stock-based compensation expense	24,523	15,961
Deferred income taxes, net	25,935	(298,200)
Gain on investments and financial instruments, net	—	(31,595)
Equity in earnings of unconsolidated entities	(67,034)	(66,945)
Distributions from unconsolidated entities	51,668	51,224
Loss on asset disposals, net	9,469	17,190
Noncash interest expense	2,160	8,573
Excess tax benefit from stock awards	(5)	(1,832)
Other operating activities	(41)	(1,955)
Changes in assets and liabilities from operations
Accounts receivable	(102,137)	(82,857)
Inventory	(3,595)	(12,929)
Accounts payable	(29,401)	7,140
Customer deposits and deferred revenues	(3,609)	9,827
Accrued taxes	82,267	109,269
Accrued interest	9,893	5,528
Other assets and liabilities	(68,643)	(37,951)
	799,951	631,824

Cash flows from investing activities
Additions to property, plant and equipment	(450,594)	(485,028)
Cash paid for acquisitions and licenses	(15,242)	(336,259)
Cash received from divestitures	50	6,838
Proceeds from disposition of investments	—	259,017
Cash paid to settle derivative liabilities	—	(17,404)
Cash paid for short-term investments	(109,055)	—
Other investing activities	3,285	(832)
	(571,556)	(573,668)

Cash flows from financing activities
Issuance of notes payable	—	100,000
Repayment of notes payable	—	(100,000)
Repayment of variable prepaid forward contracts	—	(47,357)
Repayment of long-term debt	(2,507)	(8,296)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	1,296	1,916
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(119)	(1,286)
Excess tax benefit from stock awards	5	1,832
Repurchase of TDS Common and Special Common Shares	(152,918)	(111,769)
Repurchase of U.S. Cellular Common Shares	(24,283)	(23,146)
Dividends paid	(35,389)	(35,783)
Payment of debt issuance costs	(10,074)	—
Distributions to noncontrolling interests	(4,962)	(6,539)
Other financing activities	1,406	3,909
	(227,545)	(226,519)

Net increase (decrease) in cash and cash equivalents	850	(168,363)

Cash and cash equivalents
Beginning of period	777,309	1,174,446
End of period	$778,159	$1,006,083

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

	September 30, 2009	December 31, 2008

	(Unaudited)
	(Dollars in thousands)
Current assets
Cash and cash equivalents	$778,159	$777,309
Short-term investments	136,400	27,705
Accounts receivable
Due from customers, less allowances of $19,704 and $12,822, respectively	384,213	377,054
Other, principally connecting companies, less allowances of $6,931 and $6,380, respectively	156,998	139,795
Inventory	126,007	122,377
Net deferred income tax asset	27,758	27,758
Prepaid expenses	95,677	93,382
Other current assets	72,812	63,556
	1,778,024	1,628,936
Investments
Licenses	1,453,526	1,441,440
Goodwill	707,840	707,079
Customer lists, net of accumulated amortization of $106,347 and $97,891, respectively	25,577	34,032
Investments in unconsolidated entities	219,760	205,768
Other investments	9,996	10,623
	2,416,699	2,398,942
Property, plant and equipment
In service and under construction	8,581,669	8,680,388
Less: accumulated depreciation	5,108,800	5,111,464
	3,472,869	3,568,924

Other assets and deferred charges	65,583	55,614

Total assets	$7,733,175	$7,652,416

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Stockholders’ Equity

	September 30, 2009	December 31, 2008
	(Unaudited)
	(Dollars in thousands)
Current liabilities
Current portion of long-term debt	$15,126	$15,337
Accounts payable	297,249	319,575
Customer deposits and deferred revenues	170,493	174,101
Accrued interest	24,129	14,236
Accrued taxes	66,661	25,192
Accrued compensation	84,125	90,512
Other current liabilities	116,041	134,334
	773,824	773,287

Deferred liabilities and credits
Net deferred income tax liability	499,002	471,623
Other deferred liabilities and credits	384,032	368,045
	883,034	839,668

Long-term debt	1,620,979	1,621,422

Commitments and contingencies

Noncontrolling interests with mandatory redemption features	708	589

Equity
TDS stockholders’ equity
Common Shares, par value $.01 per share; authorized 100,000,000 shares; issued 57,082,000 shares	571	571
Special Common Shares, par value $.01 per share; authorized 165,000,000 shares; issued 63,442,000 shares	634	634
Series A Common Shares, par value $.01 per share; authorized 25,000,000 shares; issued and outstanding 6,485,000 and 6,461,000 shares, respectively	65	65
Capital in excess of par value	2,084,481	2,066,597
Treasury shares at cost:
Common Shares, 6,908,000 and 5,435,000 shares, respectively	(206,244)	(163,017)
Special Common Shares, 13,611,000 and 9,352,000 shares, respectively	(462,788)	(350,091)
Accumulated other comprehensive loss	(12,951)	(16,812)
Retained earnings	2,370,595	2,229,540
Total TDS stockholders' equity	3,774,363	3,767,487

Preferred shares	845	852
Noncontrolling interests	679,422	649,111

Total equity	4,454,630	4,417,450

Total liabilities and equity	$7,733,175	$7,652,416

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)
	TDS Shareholders
(Dollars in thousands)	Common Shares	Special Common Shares	Series A Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Treasury Special Common Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2008	$571	$634	$65	$2,066,597	$(163,017)	$(350,091)	$(16,812)	$2,229,540	$3,767,487	$852	$649,111	$4,417,450
Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	—	—	177,384	177,384	—	53,695	231,079
Net unrealized losses on equity investments	—	—	—	—	—	—	(302)	—	(302)	—	—	(302)
Changes in plan assets and projected benefit obligation related to retirement plans	—	—	—	—	—	—	4,163	—	4,163	—	—	4,163
Dividends:
Common, Special Common and Series A Common Shares	—	—	—	—	—	—	—	(35,351)	(35,351)	—	—	(35,351)
Preferred shares	—	—	—	—	—	—	—	(38)	(38)	—	—	(38)
Repurchase of shares	—	—	—	—	(43,826)	(116,167)	—	—	(159,993)	(7)	—	(160,000)
Dividend reinvestment plan	—	—	—	(13)	280	451	—	444	1,162	—	—	1,162
Incentive and compensation plans	—	—	—	(45)	319	3,019	—	(1,384)	1,909	—	—	1,909
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	6,564	—	—	—	—	6,564	—	(18,422)	(11,858)
Stock-based compensation awards	—	—	—	11,523	—	—	—	—	11,523	—	—	11,523
Tax windfall (shortfall) from stock awards	—	—	—	(145)	—	—	—	—	(145)	—	—	(145)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(4,962)	(4,962)
September 30, 2009	$571	$634	$65	$2,084,481	$(206,244)	$(462,788)	$(12,951)	$2,370,595	$3,774,363	$845	$679,422	$4,454,630

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Common Shares	Special Common Shares	Series A Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Treasury Special Common Shares	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2007	$571	$633	$64	$2,048,110	$(120,549)	$(204,918)	$511,776	$1,690,651	$3,926,338	$860	$654,972	$4,582,170
Net income excluding portion attributable to noncontrolling interests with mandatory redemption features	—	—	—	—	—	—	—	262,467	262,467	—	58,893	321,360
Net change in marketable equity securities and equity method investments	—	—	—	—	—	—	(17,509)	—	(17,509)	—	(1,945)	(19,454)
Cumulative-effect adjustment related to fair value accounting (Note 15)	—	—	—	—	—	—	(502,677)	502,677	—	—	—	—
Changes in plan assets and projected benefit obligation related to retirement plans	—	—	—	—	—	—	72	—	72	—	—	72
Dividends:
Common, Special Common and Series A Common Shares	—	—	—	—	—	—	—	(35,732)	(35,732)	—	—	(35,732)
Preferred shares	—	—	—	—	—	—	—	(39)	(39)	—	—	(39)
Repurchase of shares	—	—	—	—	—	(114,988)	—	—	(114,988)	(6)	—	(114,994)
Dividend reinvestment plan	—	1	1	1,418	—	—	—	—	1,420	—	—	1,420
Incentive and compensation plans	—	—	—	62	2,154	6,430	—	(6,220)	2,426	—	—	2,426
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	6,941	—	—	—	—	6,941	—	(8,543)	(1,602)
Stock-based compensation awards	—	—	—	4,668	—	—	—	—	4,668	—	—	4,668
Tax windfall (shortfall) from stock awards	—	—	—	1,019	—	—	—	—	1,019	—	—	1,019
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(6,539)	(6,539)
Other	—	—	—	—	—	—	—	—	—	—	183	183
September 30, 2008	$571	$634	$65	$2,062,218	$(118,395)	$(313,476)	$(8,338)	$2,413,804	$4,037,083	$854	$697,021	$4,734,958

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS™”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 82%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular®”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom®”) and TDS’ 80%-owned printing and distribution company, Suttle-Straus, Inc.  In addition, the consolidated financial statements include all entities in which TDS has a variable interest that requires TDS to recognize a majority of the entity’s expected gains or losses.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2009 presentation.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows and changes in equity for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months, and cash flows and changes in equity for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2.   Summary of Significant Accounting Policies

Postretirement Benefits

TDS sponsors two contributory defined benefit postretirement plans that cover most employees of TDS Corporate, TDS Telecom and the subsidiaries of TDS Telecom.  One plan provides medical benefits and the other plan provides life insurance benefits.

Net periodic benefit costs for the defined benefit postretirement plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(Dollars in thousands)
Service cost	$535	$498	$1,605	$1,496
Interest on accumulated benefit obligation	889	863	2,668	2,589
Expected return on plan assets	(664)	(948)	(1,992)	(2,844)
Amortization of:
Prior service cost	(201)	(207)	(601)	(622)
Net loss	452	242	1,355	726
Net postretirement cost	$1,011	$448	$3,035	$1,345

TDS contributed $2.9 million to the postretirement plans during the nine months ended September 30, 2009.

Amounts Collected from Customers and Remitted to Governmental Authorities

If the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, the amounts collected from customers as recovery of the tax are recorded in Operating revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded in Operating revenues that are billed to customers and remitted to governmental authorities totaled $36.0 million and $96.2 million for the three and nine months ended September 30, 2009, respectively, and $42.4 million and $119.7 million for the three and nine months ended September 30, 2008, respectively.

Implementation of Revised Business Combinations Accounting

Effective January 1, 2009, TDS adopted new required provisions under GAAP related to accounting for business combinations.  Although the revised provisions still require that all business combinations are to be accounted for at fair value in accordance with the acquisition method, they require TDS to revise its application of the acquisition method in a number of significant aspects.  Specifically, the new provisions require that transaction costs are to be expensed and that the acquirer must recognize 100% of the acquiree’s assets and liabilities, rather than a proportional share, for acquisitions of less than 100% of a business.  In addition, the revised provisions eliminate the step acquisition model and provide that all business combinations, whether full, partial or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.  TDS did not have any significant business combinations during the nine months ended September 30, 2009.

Implementation of Noncontrolling Interests Accounting

See Note 3 — Noncontrolling Interests for information related to TDS’ adoption of new required provisions under GAAP related to accounting for noncontrolling interests effective January 1, 2009.

Recent Accounting Pronouncements

In December 2008, the FASB issued an update to accounting standards now reflected in FASB Accounting Standards Codification No. 715, Compensation — Retirement Benefits.  This guidance relates to disclosing information about assets held in a defined benefit pension or other postretirement plan.  The guidance addresses disclosures relating to (a) categories of plan assets, (b) concentrations of risk arising within or across categories of plan assets, and (c) fair value measurements of plan assets.  This guidance is effective for TDS on December 31, 2009 and will impact TDS’ year-end financial statement disclosures related to its defined benefit postretirement plans.  However, there is no impact on TDS’ financial position or results of operations.

In June 2009, the FASB issued an update to accounting standards now reflected in FASB Accounting Standards Codification No. 810, Consolidation.  This revised guidance changes how TDS will determine when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated.  TDS has several variable interest entities within the scope of these requirements (see Note 6 – Variable Interest Entities).  This revised guidance related to variable interest entities is effective for TDS on January 1, 2010.  TDS has not yet determined the impact of adoption of the revised guidance, if any, on its financial position or results of operations.

3.   Noncontrolling Interests

Noncontrolling Interests Accounting

Effective January 1, 2009, TDS adopted new required provisions under GAAP related to accounting for noncontrolling interests.

Pursuant to this adoption, the following provisions were applied retrospectively to all periods presented in these financial statements:

•         TDS reclassified noncontrolling interests, formerly known as “minority interests,” from a separate caption between liabilities and stockholders' equity (“mezzanine section”) to a component of equity, with the exception of noncontrolling interests with redemption features, which continue to require mezzanine section presentation.  Previously, minority interests generally were reported in the balance sheet in the mezzanine section.

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

•         Shares of TDS held by its subsidiary are reflected as treasury shares in the consolidated financial statements.  Previously, these shares were not reflected as issued shares and treasury shares in the consolidated financial statements.  As a result, 484,012 Common Shares and 484,012 Special Common Shares were added to both Common and Special Common Shares issued and Treasury Shares in the Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008.

Pursuant to this adoption, the following provisions were applied prospectively effective January 1, 2009:

•         All earnings and losses of a subsidiary are attributed to the parent and the noncontrolling interest, even if the losses attributable to the noncontrolling interest result in a deficit noncontrolling interest balance.  Previously, any losses exceeding the noncontrolling interest’s investment in the subsidiary were attributed to the parent.  This change did not have a significant impact on TDS’ financial statements for the nine months ended September 30, 2009.

•         Once control of a subsidiary is obtained, changes in ownership interests in that subsidiary that do not result in a loss of control are accounted for as equity transactions.  Previously, decreases in ownership interest in a subsidiary were accounted for as equity transactions, while increases in ownership interests in a subsidiary were accounted for as step acquisitions.  Therefore, U.S. Cellular’s repurchases of U.S. Cellular Common Shares during the nine months ended September 30, 2009 were accounted for as equity transactions in TDS’ financial statements, whereby the difference between the fair value of the consideration paid and the related carrying value of the noncontrolling interests was recorded as Capital in excess of par value in TDS’ Consolidated Balance Sheet.  Previously, these transactions had been recorded as step acquisitions in TDS’ financial statements.  The following schedule discloses the effects of net income and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008 (1)

	(Dollars in thousands)
Net income attributable to TDS	$177,384	$262,467
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(3,718)	(8,330)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	276	—
Net transfers (to) from noncontrolling interests	(3,442)	(8,330)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$173,942	$254,137

(1)   During the nine months ended September 30, 2008, U.S. Cellular repurchased U.S. Cellular Common Shares and also purchased noncontrolling interests in a consolidated subsidiary.  TDS accounted for these transactions as step acquisitions, pursuant to GAAP in effect at that time. The amounts recorded in these transactions are reflected in the changes in the balances of Licenses, Goodwill and Customer lists.

Mandatorily Redeemable Noncontrolling Interests in Finite-Lived Subsidiaries

Under GAAP, certain noncontrolling interests in consolidated entities with finite lives may meet the definition of mandatorily redeemable financial instruments.  TDS’ consolidated financial statements include certain noncontrolling interests that meet this definition of mandatorily redeemable financial instruments. These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2094.

The settlement value of TDS’ mandatorily redeemable noncontrolling interests in finite-lived subsidiaries is estimated to be $125.3 million at September 30, 2009. This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2009, net of estimated liquidation costs.  TDS currently has no plans or intentions to liquidate any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2009 is $50.8 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests of $74.5 million is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

4.   Fair Value Measurements

As of September 30, 2009 and December 31, 2008, TDS did not have any financial assets or liabilities that were required, under the fair value accounting standards of GAAP, to be recorded at fair value on a recurring basis in its Consolidated Balance Sheet. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes. The fair value of financial instruments was as follows:

	September 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value

	(Dollars in thousands)
Cash and cash equivalents	$778,159	$778,159	$777,309	$777,309
Short-term investments	136,400	136,400	27,705	27,705
Current portion of long-term debt (1)	14,760	13,318	14,618	14,715
Long-term debt (1)	1,616,056	1,507,136	1,617,534	1,035,554

(1)   Excludes capital lease obligations

The fair value of Cash and cash equivalents and Short-term investments approximates their book value due to the short-term nature of these financial instruments. The fair value of TDS’ Current portion of long-term debt, excluding capital lease obligations, was estimated using a discounted cash flow analysis. The fair value of Long-term debt, excluding capital lease obligations, was estimated using market prices for TDS’ 7.6% Series A notes and 6.625% senior notes, U.S. Cellular’s 7.5% and 8.75% senior notes, and discounted cash flow analysis for remaining debt.

As of September 30, 2009, TDS did not have any nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and nine months ended September 30, 2009 was 37.0% and 34.4%, respectively, and for the three and nine months ended September 30, 2008 was 33.2% and 33.8%.

•         The effective tax rate of 34.4% for the nine months ended September 30, 2009 was lower than the rate of 37.0% for the three months ended September 30, 2009, primarily due to a state tax benefit resulting from a state tax law change that was recognized as a discrete item in the three months ended March 31, 2009.  This benefit, along with other minor discrete benefits, decreased income tax expense for the nine months ended September 30, 2009 by $10.8 million. Absent these benefits, the effective tax rate for the  nine months ended September 30, 2009 would have been 37.5%.  The state tax law change is not expected to provide any incremental benefit in future periods.

•         The effective tax rate of 33.8% for the nine months ended September 30, 2008 was impacted by the disposition of Deutsche Telekom marketable equity securities and settlement of the related variable prepaid forward contracts during this period.  See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts for additional details on these transactions.  The tax benefit associated with the Deutsche Telekom transactions and other discrete benefits in the three and nine months ended September 30, 2008 was $9.2 million and $21.7 million respectively. Absent these benefits, the effective tax rate for the three and nine months ended September 30, 2008 would have been 38.2% and 38.1%, respectively.

In 2008, upon completion of the audit of the TDS consolidated group’s federal income tax returns for the years 2002 through 2005, the Internal Revenue Service (“IRS”) issued a proposed assessment of income tax.  TDS protested the proposed assessment.  A tentative resolution has been reached with the IRS, which is subject to review by the Joint Committee on Taxation.  Under the tentative resolution, the IRS would concede the proposed adjustments and penalties in full.  Pursuant to a provision of the Internal Revenue Code, TDS made a $38 million deposit with the IRS in order to eliminate any potential interest expense subsequent to the deposit.  This deposit is included in Other current assets in TDS’ Consolidated Balance Sheet at September 30, 2009.  Subject to Joint Committee approval of the tentative resolution with the IRS, the deposit made by TDS would be refunded to TDS by the IRS.

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

(1)   As of September 30, 2009 and as of the date of filing of this Form 10-Q, the FCC had not granted licenses to Aquinas Wireless and King Street Wireless for Auctions 78 and 73, respectively.

(2)   Provisionally won.

Consolidated Variable Interest Entities

As of September 30, 2009, TDS consolidates the following entities that are “variable interest entities” (“VIEs”) under GAAP:

•         Aquinas Wireless;

•         King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•         Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•         Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

GAAP establishes certain criteria for consolidation of variable interest entities when voting control is not present.  Specifically, for a variable interest entity, as such term is defined by GAAP, an entity, referred to as the primary beneficiary, that absorbs a majority of the variable interest entity's expected gains or losses is required to consolidate such a variable interest entity.  TDS holds a variable interest in the entities listed above due to capital contributions and/or advances it has provided to these entities.  Given the significance of these contributions and/or advances in relation to the equity investment at risk, TDS was deemed to be the primary beneficiary of these VIEs.  Accordingly, these VIEs are consolidated because TDS anticipates benefiting from or absorbing a majority of these VIEs' expected gains or losses.

Following is a summary of the capital contributions and advances made to each entity by TDS as of September 30, 2009 (dollars in thousands).  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,604
Barat Wireless & Barat Wireless, Inc.	127,485
Carroll Wireless & Carroll PCS, Inc.	130,594
$560,815

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2009	December 31, 2008

	(Dollars in thousands)
Assets
Cash	$481	$684
Other current assets	230	63
Licenses	487,962	487,962
Other assets	425	—
Total assets	$489,098	$488,709

Liabilities
Customer deposits and deferred revenues	$65	$63
Total liabilities	$65	$63

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars and shares in thousands, except per share amounts)

Basic earnings per share attributable to TDS shareholders
Net income attributable to TDS	$35,645	$101,223	$177,384	$262,467
Preferred dividend requirement	(13)	(13)	(38)	(39)
Net income attributable to common shareholders of TDS used in basic earnings per share	$35,632	$101,210	$177,346	$262,428

Diluted earnings per share attributable to TDS shareholders
Net income attributable to common shareholders of TDS used in basic earnings per share	$35,632	$101,210	$177,346	$262,428
Noncontrolling income adjustment (1)	(94)	(314)	(398)	(817)
Preferred dividend adjustment (2)	12	12	37	37
Net income attributable to common shareholders of TDS used in diluted earnings per share	$35,550	$100,908	$176,985	$261,648

Weighted average number of shares
Common Shares	51,441	53,242	51,609	53,223
Special Common Shares	50,371	56,006	52,330	56,840
Series A Common Shares	6,477	6,452	6,469	6,447
Weighted average number of shares used in basic earnings per share	108,289	115,700	110,408	116,510
Effects of dilutive securities:
Stock options (3)	42	323	48	404
Restricted stock units (4)	188	123	131	104
Preferred shares (5)	46	47	46	47
Weighted average number of shares used in diluted earnings per share	108,565	116,193	110,633	117,065

Basic earnings per share attributable to TDS shareholders	$0.33	$0.87	$1.61	$2.25

Diluted earnings per share attributable to TDS shareholders	$0.33	$0.87	$1.60	$2.24

(1)   The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)   The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore treated as if converted for shares.

(3)   Stock options exercisable into 795,340 Common Shares and 4,761,917 Special Common Shares for the three months ended September 30, 2009, and 336,277 Common Shares and 1,876,086 Special Common Shares for the three months ended September 30, 2008, were not included in computing Diluted Earnings per Share because their effects were antidilutive.  Stock options exercisable into 823,625 Common Shares and 4,088,418 Special Common Shares for the nine months ended September 30, 2009, and 336,530 Common Shares and 1,566,002 Special Common Shares for the nine months ended September 30, 2008, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(4)   Restricted stock units issuable upon vesting into 450 and 93,491 Special Common Shares for the three and nine months ended September 30, 2009, respectively, were not included in Diluted Earnings per Share because their effects were antidilutive.  Restricted stock units issuable upon vesting into 56,945 and 19,932 Special Common Shares in the three and nine months ended September 30, 2008, respectively, were not included in Diluted Earnings per Share because their effects were antidilutive.

(5)   For the class of preferred shares that is convertible for Common Shares, there were no antidilutive preferred shares for the three- and nine-month periods ended September 30, 2009 and 2008.

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

Significant transactions pending as of September 30, 2009

The FCC auction of spectrum in the PCS and AWS-1 bands, designated by the FCC as Auction 78, closed on August 20, 2008. U.S. Cellular participated in Auction 78 indirectly through its limited partnership interest in Aquinas Wireless. Aquinas Wireless paid $2.1 million to the FCC in 2008 for five licenses for which it was the provisional winning bidder in the auction.

U.S. Cellular also participated in the FCC auction of spectrum in the 700 megahertz band, designated as Auction 73, which closed on March 20, 2008. U.S. Cellular participated in Auction 73 indirectly through its limited partnership interest in King Street Wireless. King Street Wireless paid $300.5 million to the FCC in 2008 for 152 licenses for which it was the provisional winning bidder in the auction.

There is no prescribed timeframe for the FCC to review the qualifications of the various winning bidders and grant licenses related to Auctions 78 and 73. As of September 30, 2009 and as of the date of the filing of this Form 10-Q, the FCC had not granted the licenses to Aquinas Wireless or King Street Wireless. See Note 6—Variable Interest Entities, for further details on Aquinas Wireless and King Street Wireless.

9.   Licenses and Goodwill

Changes in TDS’ licenses and goodwill for the nine months ended September 30, 2009 and 2008 are presented below.

	U.S. Cellular (1)	TDS Telecom	Total
	(Dollars in thousands)
Licenses
Balance December 31, 2008	$1,438,640	$2,800	$1,441,440
Acquisitions	12,250	—	12,250
Other	(164)	—	(164)
Balance September 30, 2009	$1,450,726	$2,800	$1,453,526

Balance December 31, 2007	$1,513,829	$2,800	$1,516,629
Acquisitions	312,397	—	312,397
U.S. Cellular Common Share repurchases	2,500	—	2,500
Balance September 30, 2008	$1,828,726	$2,800	$1,831,526

	U.S. Cellular (1)	TDS Telecom	Non- reportable segment (2)	Total
	(Dollars in thousands)
Goodwill
Balance December 31, 2008	$282,864	$420,413	$3,802	$707,079
Other	458	303	—	761
Balance September 30, 2009	$283,322	$420,716	$3,802	$707,840

Balance December 31, 2007	$276,416	$398,911	$3,802	$679,129
Acquisitions	2,602	11,438	—	14,040
U.S. Cellular Common Share repurchases	3,485	—	—	3,485
Other	—	(784)	—	(784)
Balance September 30, 2008	$282,503	$409,565	$3,802	$695,870

(1)   Prior to January 1, 2009, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS licenses and goodwill, as required by GAAP in effect at that time.  Therefore, prior to January 1, 2009, U.S. Cellular’s balances included licenses and goodwill allocated from TDS as a result of step acquisitions.  See Note 14 — TDS and U.S. Cellular Share Repurchases for a discussion of U.S. Cellular’s purchases of its Common Shares.

(2)   “Non-reportable segment” consists of goodwill related to Suttle-Straus.

Licenses and goodwill must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Historically, TDS completed the required annual impairment assessment of its licenses and goodwill in the second quarter of each year.

As a result of the deterioration in the credit and financial markets and the decline of the overall economy in the fourth quarter of 2008, TDS performed an interim impairment assessment of licenses and goodwill as of December 31, 2008.  The assessment resulted in an impairment loss of $414.4 million on licenses, which was recognized in December 2008, and no impairment of goodwill.

As noted above, TDS’ annual impairment review of goodwill and indefinite-lived intangible assets was completed in the second quarter of each year. Effective April 1, 2009, TDS adopted a new accounting policy whereby its annual impairment review of goodwill and indefinite-lived intangible assets will be performed as of November 1 instead of the second quarter of each year.  As indicated above, an impairment analysis of goodwill and indefinite-lived intangible assets was last completed as of December 31, 2008. The change in the annual goodwill and indefinite-lived intangible asset impairment testing date was made to better align the annual impairment test with the timing of TDS’ annual strategic planning process, which allows for a better estimate of the future cash flows used in discounted cash flow models to test for impairment.  This change in accounting policy does not delay, accelerate or avoid an impairment charge.  Accordingly, TDS management believes that this accounting change is preferable under the circumstances.

10. Marketable Equity Securities and Variable Prepaid Forward Contracts

As of September 30, 2009 and December 31, 2008, TDS did not own either marketable equity securities or variable prepaid forward contracts.

Prior to August 7, 2008, TDS and its subsidiaries held 719,396 common shares of Rural Cellular Corporation (“RCC”).  On August 7, 2008, RCC was acquired by Verizon Wireless, with shareholders of RCC receiving cash of $45 per share in exchange for each RCC share owned.  As a result of this exchange, TDS received total cash proceeds of $32.4 million and recognized a pre-tax gain of $31.7 million in August 2008.

In 2002 and 2003, TDS entered into variable prepaid forward contracts (“forward contracts”) related to the Deutsche Telekom Ordinary Shares it held. The economic hedge risk management objective of the forward contracts was to hedge the value of the marketable equity securities from losses due to decreases in the market prices of the securities while retaining a share of gains from increases in the market prices of such securities. The downside risk was hedged at or above the accounting cost basis of the securities. The principal amount of the forward contracts was accounted for as a loan. The forward contracts contained embedded collars that were bifurcated and accounted for as derivatives.

In the first half of 2008, the forward contracts related to 85,969,689 Deutsche Telekom Ordinary Shares were settled through a combination of delivery of 73,462,167 Deutsche Telekom Ordinary Shares relating to the forward contracts and cash payments. TDS sold the remaining 12,507,522 Deutsche Telekom Ordinary Shares and realized cash proceeds of $226.6 million from the sale.  This amount was offset by $17.4 million and $47.4 million of cash payments paid to settle the collar (derivative liability) and debt portions of certain variable prepaid forward contracts, respectively, for which cash was delivered upon settlement.

11. Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $23.3 million and $22.6 million in the three months ended September 30, 2009 and 2008, respectively, and $67.0 million and $66.9 million in the nine month-periods then ended, respectively. Of those amounts, TDS' investment in the Los Angeles SMSA Limited Partnership ("LA Partnership") contributed $15.5 million and $15.3 million in the three months ended September 30, 2009 and 2008, respectively, and $49.5 million and $49.2 million in the nine months ended September 30, 2009 and 2008, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of TDS' equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues	$1,216,000	$1,240,000	$3,596,000	$3,596,000
Operating expenses	874,000	879,000	2,532,000	2,518,000
Operating income	342,000	361,000	1,064,000	1,078,000
Other income	8,000	4,000	28,000	15,000
Net income	$350,000	$365,000	$1,092,000	$1,093,000

12.  Notes Payable

Prior to June 30, 2009, TDS had a $600 million revolving credit facility available for general corporate purposes.  On June 30, 2009, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties.  As a result, TDS’ $600 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides TDS with a $400 million senior revolving credit facility for working capital, acquisitions and other corporate purposes and to refinance any existing debt of TDS.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At September 30, 2009, TDS had no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $396.6 million available for use.  Borrowings under TDS’ new revolving credit facility bear interest at the London InterBank Offered Rate (“LIBOR”) (or, at TDS’ option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on TDS’ credit rating.  TDS may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by TDS if approved by the lenders).  At September 30, 2009, the one-month LIBOR was 0.25% and the contractual spread was 300 basis points.  If TDS provides less than three business days notice of intent to borrow, interest on borrowings is at the Base Rate plus the contractual spread (the Base Rate was 3.25% at September 30, 2009).

Prior to June 30, 2009, U.S. Cellular had a $700 million revolving credit facility available for general corporate purposes.  On June 30, 2009, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result, U.S. Cellular’s $700 million revolving credit agreement, which was due to expire in December 2009, was terminated on June 30, 2009 as a condition of entering into the new agreement.  The new revolving credit agreement provides U.S. Cellular with a $300 million senior revolving credit facility for working capital, acquisitions and other corporate purposes and to refinance any existing debt of U.S. Cellular.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time to time from and after June 30, 2009 until maturity in June 2012.

At September 30, 2009, U.S. Cellular had no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $299.7 million available for use.  Borrowings under U.S. Cellular’s new revolving credit facility bear interest at the LIBOR (or, at U.S. Cellular’s option, an alternate “Base Rate” as defined in the new revolving credit agreement) plus a contractual spread based on U.S. Cellular’s credit rating.  U.S. Cellular may select borrowing periods of either one, two, three or six months (or other period of twelve months or less requested by U.S. Cellular if approved by the lenders).  At September 30, 2009, the one-month LIBOR was 0.25% and the contractual spread was 300 basis points.  If U.S. Cellular provides less than three business days notice of intent to borrow, interest on borrowings is the Base Rate plus the contractual spread (the Base Rate was 3.25% at September 30, 2009).

TDS’ and U.S. Cellular’s interest cost on their new revolving credit facilities is subject to increase if their current credit ratings from Standard & Poor’s Rating Services, Moody’s Investors Service or Fitch Ratings are lowered, and is subject to decrease if the ratings are raised.  The new credit facilities would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the new credit facilities or obtain access to other credit facilities in the future.

The new revolving credit facilities have commitment fees based on the senior unsecured debt ratings assigned to TDS and U.S. Cellular by certain rating agencies. The range of the commitment fees is 0.25% to 0.75% of the unused portion of the new revolving credit facilities.

TDS incurred costs of $10.1 million in conjunction with obtaining the new credit facilities, and such costs will be amortized on a straight line basis over the three year term of the facilities.

The maturity date of any borrowings under the TDS and U.S. Cellular new revolving credit facilities would accelerate in the event of a change in control.

The continued availability of the new revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of September 30, 2009 with all covenants and other requirements set forth in the new revolving credit facilities.

In connection with U.S. Cellular’s new revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s new revolving credit agreement.  Pursuant to this subordination agreement, (a) any consolidated funded indebtedness from U.S. Cellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness (other than “refinancing indebtedness” as defined in the subordination agreement) in excess of $105,000,000, and (ii) refinancing indebtedness in excess of $250,000,000, will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under U.S. Cellular’s new revolving credit agreement.  As of September 30, 2009, U.S. Cellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to the revolving credit agreement pursuant to the subordination agreement.

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

Legal Proceedings

In February 2009, the United States Department of Justice (“DOJ”) notified TDS and U.S. Cellular, a subsidiary of TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint was under seal while the DOJ considered whether to intervene in the proceeding.  On October 13, 2009, TDS and U.S. Cellular were advised that the DOJ had determined not to intervene in the proceeding.  As a result of the complaint, the DOJ had investigated TDS' and U.S. Cellular's participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  Carroll Wireless, L.P. and Barat Wireless, L.P. were winning bidders in Auction 58, and Auction 66, respectively, and King Street Wireless, L.P. was a provisional winning bidder in Auction 73. These limited partnerships received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ investigated whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  In addition, on October 13, 2009, the District Court unsealed the complaint.  If the private party plaintiff decides to pursue the matter, it must serve the complaint on TDS and U.S. Cellular within 120 days.  As of the date of filing of this Form 10-Q, the plaintiff has not served a complaint on TDS and U.S. Cellular and it is unknown if and when it may do so.  TDS and U.S. Cellular believe that U.S. Cellular's arrangements with these limited partnerships and the limited partnerships' participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, TDS cannot predict the outcome of any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC on May 8, 2009.  The FCC has not taken any formal action on the matter as of the date of the filing of this Form 10-Q.

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

During the nine months ended September 30, 2009, TDS repurchased 1,484,421 Common Shares and 4,337,339 Special Common Shares for $160.0 million, or an average of $29.52 per Common Share and $26.78 per Special Common Share.  Of this amount, $151.0 million was paid in the nine months ended September 30, 2009, and $9.0 million was paid in October 2009.  In addition, in January 2009 TDS paid $2.0 million for share repurchases made in the fourth quarter of 2008.

During the nine months ended September 30, 2008, TDS repurchased 2,863,566 Special Common Shares for $115.0 million, or $40.16 per share.  Of this amount, $111.8 million was paid in the nine months ended September 30, 2008, and $3.2 million was paid in October 2008.

TDS did not repurchase any Common Shares during the nine months ended September 30, 2008.

As of September 30, 2009, TDS has purchased a total of $236.3 million of TDS Common and Special Common Shares under the current authorization, and therefore could purchase up to $13.7 million in future periods.

During October 2009, 441,679 shares were repurchased for $13.4 million.  As of the date of the filing of this Form 10-Q, $0.3 million remained under this authorization.

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

During the nine months ended September 30, 2009, U.S. Cellular repurchased 647,000 Common Shares for $24.3 million, or an average of $37.53 per Common Share.  As of September 30, 2009, U.S. Cellular could have repurchased an additional 1,000 Common Shares for the twelve months then ended under the Limited Authorization.  During the nine months ended September 30, 2008, U.S. Cellular repurchased 450,000 Common Shares for $27.7 million, or an average of $61.56 per Common Share.  In addition, U.S. Cellular received $4.6 million in cash during the nine months ended September 30, 2008 as a final settlement payment of 2007 Common Share repurchases executed through accelerated share repurchase agreements with an investment banking firm.

TDS’ ownership percentage of U.S. Cellular increases upon such U.S. Cellular share repurchases.  Prior to January 1, 2009, TDS accounted for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting, as required by GAAP in effect at that time.  See Note 9 — Licenses and Goodwill for details on the amounts allocated to Licenses and Goodwill related to the repurchase of U.S. Cellular Common Shares for the nine months ended September 30, 2008.  Subsequent to January 1, 2009, TDS accounts for U.S. Cellular’s purchases of U.S. Cellular Common Shares as equity transactions.  See Note 2 — Summary of Significant Accounting Policies for additional information on the adoption of the revised provisions under GAAP for business combinations and Note 3 — Noncontrolling Interests for additional information on the adoption of revised provisions related to the accounting for noncontrolling interests.

15. Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Marketable Equity Securities and Equity Method Investments
Balance, beginning of period (prior to the adjustment)	$608	$665,377
Cumulative-effect adjustment related to fair value accounting (1)	—	(647,260)
Balance, beginning of period (including the adjustment)	608	18,117
Add (deduct):
Unrealized gain on marketable equity securities	—	654
Deferred tax expense	—	(251)
	—	403
Unrealized gains/(losses) of equity method companies	(302)	221
Noncontrolling share of unrealized gains	—	(17)
Net change in unrealized gains/(losses)	(302)	607

Recognized gain on marketable equity securities (2)	—	(31,725)
Income tax expense	—	11,647
	—	(20,078)
Noncontrolling share of recognized gain	—	1,962
Net recognized gain	—	(18,116)
Net change	(302)	(17,509)
Balance, end of period	$306	$608

Derivative Instruments
Balance, beginning of period (prior to the adjustment)	$—	$(144,583)
Cumulative-effect adjustment related to fair value accounting (1)	—	144,583
Balance, beginning of period (including the adjustment)	—	—
Net change in derivative instruments	—	—
Balance, end of period	$—	$—

Retirement Plans
Balance, beginning of period	$(17,420)	$(9,018)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(601)	(622)
Amortization of unrecognized net loss	1,355	726
	754	104
Deferred income tax benefit/(expense)	3,409	(32)
Net change in retirement plans	4,163	72
Balance, end of period	$(13,257)	$(8,946)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period (prior to the adjustment)	$(16,812)	$511,776
Cumulative-effect adjustment related to fair value accounting (1)	—	(502,677)
Balance, beginning of period (including the adjustment)	(16,812)	9,099
Add (deduct):
Net change in marketable equity securities and equity method
investments	(302)	(17,509)
Net change in retirement plans	4,163	72
Net change included in comprehensive income (loss)	3,861	(17,437)
Balance, end of period	$(12,951)	$(8,338)

(1)   As permitted under GAAP, TDS elected to adopt fair value accounting for its investment in Deutsche Telekom Ordinary Shares and for the “collar” portions of the variable prepaid forward contracts related to such Deutsche Telekom Ordinary Shares as of January 1, 2008. This election, referred to as the fair value option, was made in order to better align the financial statement presentation of the unrealized gains and losses attributable to these items with their underlying economics.  Entities which elect the fair value option are required to record a cumulative-effect adjustment to beginning retained earnings at the date of the adoption. In subsequent periods, for those instruments for which the fair value option is elected, unrealized gains and losses are recorded in the Statement of Operations.

(2)     See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts for additional details on the disposition of marketable equity securities.

Comprehensive income for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Comprehensive Income
Net income	$231,198	$319,765
Net change in accumulated other comprehensive income (loss)	3,861	(17,437)
Comprehensive income	235,059	302,328
Less: Comprehensive income attributable to the noncontrolling interests	(53,814)	(57,298)
Comprehensive income attributable to TDS	$181,245	$245,030

16. Business Segment Information

Financial data for TDS’ business segments for the three- and nine-month periods ended, or as of September 30, 2009 and 2008, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC.”

Three Months Ended or as of September 30, 2009	U.S. Cellular	TDS Telecom		Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
		ILEC	CLEC

	(Dollars in thousands)

Operating revenues	$1,058,300	$149,659	$49,153	$10,534	$(8,904)	$1,258,742
Cost of services and products	394,812	50,352	26,008	8,256	(2,312)	477,116
Selling, general and administrative expense	454,839	41,397	15,952	1,665	(6,694)	507,159
Operating income before certain non-cash items (3)	208,649	57,910	7,193	613	102	274,467
Depreciation, amortization and accretion expense	147,586	35,652	6,094	636	2,279	192,247
Loss on asset disposals, net	3,371	1,072	63	20	31	4,557
Operating income (loss)	57,692	21,186	1,036	(43)	(2,208)	77,663

Total assets	5,841,825	1,484,047	124,645	24,458	258,200	7,733,175
Capital expenditures	128,868	23,847	4,660	42	2,356	159,773

Three Months Ended or as of September 30, 2008	U.S. Cellular	TDS Telecom		Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
		ILEC	CLEC

	(Dollars in thousands)

Operating revenues	$1,091,875	$152,989	$54,690	$13,290	$(8,246)	$1,304,598
Cost of services and products	383,465	47,337	27,620	10,104	(1,816)	466,710
Selling, general and administrative expense	436,135	40,311	17,363	2,104	(5,239)	490,674
Operating income before certain non-cash items (3)	272,275	65,341	9,707	1,082	(1,191)	347,214
Depreciation, amortization and accretion expense	145,434	33,469	5,567	731	2,774	187,975
Loss on asset disposals, net	6,884	78	73	—	65	7,100
Operating income (loss)	119,957	31,794	4,067	351	(4,030)	152,139

Total assets	5,913,969	1,307,459	130,781	26,861	779,276	8,158,346
Capital expenditures	146,137	33,288	4,538	137	1,867	185,967

Nine Months Ended or as of September 30, 2009	U.S. Cellular	TDS Telecom		Non- Reportable Segment(1)	Other Reconciling Items(2)	Total
		ILEC	CLEC

	(Dollars in thousands)

Operating revenues	$3,153,614	$448,054	$150,435	$32,503	$(26,741)	$3,757,865
Cost of services and products	1,131,377	146,442	79,127	25,707	(7,011)	1,375,642
Selling, general and administrative expense	1,277,357	128,254	50,864	5,492	(16,047)	1,445,920
Operating income before certain non-cash items(3)	744,880	173,358	20,444	1,304	(3,683)	936,303
Depreciation, amortization and accretion expense	423,851	107,040	18,232	1,944	7,295	558,362
Loss on asset disposals, net	7,648	1,493	259	13	56	9,469
Operating income (loss)	313,381	64,825	1,953	(653)	(11,034)	368,472

Total assets	5,841,825	1,484,047	124,645	24,458	258,200	7,733,175
Capital expenditures	357,770	71,447	15,384	231	5,762	450,594

Nine Months Ended or as of September 30, 2008	U.S. Cellular	TDS Telecom		Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
		ILEC	CLEC

	(Dollars in thousands)

Operating revenues	$3,190,323	$458,003	$166,707	$37,903	$(24,886)	$3,828,050
Cost of services and products	1,125,323	139,044	82,781	28,861	(6,112)	1,369,897
Selling, general and administrative expense	1,258,177	124,208	51,846	6,371	(17,289)	1,423,313
Operating income before certain non-cash items (3)	806,823	194,751	32,080	2,671	(1,485)	1,034,840
Depreciation, amortization and accretion expense	433,222	100,595	17,020	2,186	9,136	562,159
Loss on asset disposals, net	16,776	32	317	—	65	17,190
Operating income (loss)	356,825	94,124	14,743	485	(10,686)	455,491

Total assets	5,913,969	1,307,459	130,781	26,861	779,276	8,158,346
Capital expenditures	395,637	70,735	12,684	1,168	4,804	485,028

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

17. Supplemental Cash Flow Disclosures

The following represents cash flow information related to the issuance of Common Shares and Special Common Shares pursuant to stock-based compensation awards:

TDS:
	Nine Months Ended September 30,
	2009	2008

	(Dollars in thousands)

Common Shares withheld (1)	—	11,028
Special Common Shares withheld (1)	—	17,314

Aggregate value of Common Shares withheld	$—	$559
Aggregate value of Special Common Shares withheld	—	810

Cash receipts upon exercise of stock options	$1,296	$2,371
Cash disbursements for payment of taxes (2)	—	(455)
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,296	$1,916

U.S. Cellular:
	Nine Months Ended September 30,
	2009	2008

	(Dollars in thousands)

Common Shares withheld (1)	34,418	287,609

Aggregate value of Common Shares withheld	$1,245	$16,875

Cash receipts upon exercise of stock options	$1,126	$3,266
Cash disbursements for payment of taxes (2)	(1,245)	(4,552)
Net cash disbursements from exercise of stock options and vesting of other stock awards	$(119)	$(1,286)

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

TDS declared and paid dividends of $35.4 million or $0.3225 per share during the nine months ended September 30, 2009.  TDS declared and paid dividends of $35.8 million or $0.3075 per share in the nine months ended September 30, 2008.

TDS holds certificates of deposit at December 31, 2008 and September 30, 2009 with original maturities of between 180 days and one year.  In certain cases when these certificates of deposit mature, TDS will purchase new certificates of deposit with the proceeds due to TDS upon maturity (renewals).  These renewals do not involve transfer of funds between TDS and financial institutions, and accordingly, TDS does not reflect cash inflows or outflows related to these certificate of deposit renewal transactions in the statement of cash flows.

18.  Subsequent Events

TDS evaluated subsequent events from September 30, 2009 through November 5, 2009, the issuance date of these financial statements.  During this period, there have been no significant subsequent events that require adjustment to or disclosure in the financial statements as of September 30, 2009 and for the nine months then ended.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS™”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.1 million wireless customers and 1.1 million wireline equivalent access lines at September 30, 2009. TDS conducts substantially all of its wireless operations through its 82%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular®”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom®”). TDS conducts printing and distribution services through its 80%‑owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 6.1 million customers in five geographic market areas in 26 states. As of September 30, 2009, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.3 million in such markets, was 13.2%. U.S. Cellular operates on a customer satisfaction strategy, meeting customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs. Financial and operating highlights in the first nine months of 2009 included the following:

•         Total customers were 6,131,000 at September 30, 2009, including 5,705,000 retail customers.

•         Retail customer net losses were 2,000 in the first nine months of 2009 compared to 116,000 net additions in 2008. The decrease year-over-year reflected higher churn rates, due to the weak economy and very competitive industry conditions including the increased impacts of unlimited prepay service providers in certain of U.S. Cellular’s markets.

•         Postpay customers comprised approximately 96% of U.S. Cellular’s retail customer base as of September 30, 2009. Postpay net additions were 36,000 in the first nine months of 2009 compared to 117,000 in 2008. The postpay churn rate was 1.6% in 2009.

•         Service revenues of $2,941.6 million decreased $21.8 million year-over-year, due primarily to a decrease of $59.4 million (24%) in inbound roaming revenues. Retail service revenue grew by $25.9 million (1%) due to increases in the average number of customers and the average monthly retail service revenue per customer.

•         Additions to property, plant and equipment totaled $357.8 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores and continue the development and enhancement of U.S. Cellular’s office systems. Total cell sites in service increased 7% year-over-year to 7,161.

•         As a proof point of its customer satisfaction strategy and Believe in Something Better™ brand message, U.S. Cellular launched its new Battery Swap program in May 2009. Under this program, a customer can exchange a battery that is dead or dying for one that is fully charged, at no cost to the customer. U.S. Cellular is the first wireless company to offer this service in the United States, and hundreds of thousands of customers have taken advantage of it.

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

•         Operating income decreased $43.4 million, or 12%, to $313.4 million in 2009 from $356.8 million in 2008.

U.S. Cellular anticipates that future growth in its operating income will be affected by the following factors:

-          Overall demand for U.S. Cellular’s products and services, including potential growth in revenues from data products and services;

-          Increasing penetration in the wireless industry;

-          Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepay service;

-          Uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-          Costs of customer acquisition and retention, such as equipment subsidies and advertising;

-          Industry consolidation and the resultant effects on roaming revenues, service and equipment pricing and other effects of competition;

-          Providing service in recently launched areas or potential new market areas;

-          Potential increases or decreases in prepay and reseller customers as a percentage of U.S. Cellular’s customer base;

-          Costs of developing and introducing new products and services;

-          Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion of important multi-year initiatives such as those described above;

-          Continued enhancements to its wireless networks, including expansion of 3G services and potential deployments of new technology;

-          Increasing costs of regulatory compliance; and

-          Uncertainty in future eligible telecommunication carrier (“ETC”) funding.

See “Results of Operations—Wireless” in the sections entitled “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008” and “Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.”

2009 Wireless Estimates

U.S. Cellular expects the factors described above to impact revenues and operating income for the next several quarters. Any changes in the above factors, as well as the effects of other drivers of U.S. Cellular’s operating results, may cause revenues and operating income to fluctuate over the next several quarters.

U.S. Cellular’s estimates of full-year 2009 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Form 10-Q for the nine months ended September 30, 2009. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2009 Estimated Results	2008 Actual Results
Service revenues	$3,900-$3,950 million	$3,940.3 million
Operating income (1) (2)	$300-$375 million	$27.7 million
Depreciation, amortization and accretion expenses (1) (2)	Approx. $600 million	$987.0 million
Capital expenditures	Approx. $575 million	$585.6 million

(1)      2008 Actual Results include losses on disposals of $23.4 million and impairment of assets of $386.7 million. The 2009 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on disposals of assets, and do not include any estimate for losses on impairment of assets since these cannot be predicted.

(2)      The 2008 loss on impairment of assets of $386.7 million is not expected to have an impact on future operating results and liquidity.  In addition, historical operating results, including the 2008 impairment, are not necessarily indicative of future operating results.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services to its existing customers, increasing the number of multi‑device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, and improve its prepay products and services.

TDS Telecom

TDS Telecom provides high-quality telecommunications services, including full-service local exchange service, long-distance telephone service, and broadband access, to customers in rural and suburban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including both ILEC and CLEC operations. TDS Telecom’s strategy is to be the preferred provider of telecommunications services—including voice, broadband, and video services—in its chosen markets. This strategy encompasses many components, including:

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

Overall equivalent access lines served by TDS Telecom as of September 30, 2009 decreased 3% compared to September 30, 2008. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

Operating revenues decreased $27.7 million, or 4% to $591.8 million during the nine months ended September 30, 2009 from $619.5 million in 2008. The decrease in 2009 was primarily due to a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers.  These decreases were partially mitigated by the acquisition of three ILEC companies in 2008 as well as an increase in ILEC data customers and revenues.

Operating income decreased to $66.8 million, or 39%, during the nine months ended September 30, 2009 compared to $108.9 million in 2008, as a result of decreased revenues and increased costs.  The higher costs in 2009 were primarily due to an increase in legal and excise tax expense related to discrete matters, severance incurred as a result of workforce reduction initiatives, the acquisition of three ILEC companies in 2008, and increased costs associated with the acquisition of new customers and increased network capacity.  These expenses were partially offset by discrete events related to employee compensation and benefits modifications and lower expenses of serving fewer CLEC customers.

See “Results of Operations—Wireline” in the sections entitled “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008” and “Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.”

2009 Wireline Estimates

TDS Telecom’s estimates of full-year 2009 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the nine months ended September 30, 2009.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	2009 Estimated Results	2008 Actual Results
ILEC and CLEC Operations:
Operating revenues	$775-$800 million	$824.3 million
Operating income (1)	$80-$95 million	$142.2 million
Depreciation, amortization and accretion expenses (1)	Approx. $170 million	$159.2 million
Capital expenditures	Approx. $125 million	$140.8 million

(1)      2008 Actual Results include losses on disposals of $0.9 million.  The 2009 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on disposals of assets, and do not include any estimate for losses on impairment of assets since these cannot be predicted.

The above estimates reflect the expectations of TDS Telecom’s management considering the current general economic conditions. During this challenging business environment, TDS Telecom will continue to focus on its cost-reduction initiatives through product cost improvement and process efficiencies. TDS Telecom also plans to continue to focus on customer retention programs, including “triple-play” bundles involving voice, DSL and satellite TV.

Cash Flows and Investments - TDS and its subsidiaries had cash and cash equivalents totaling $778.2 million, short-term investments in the form of certificates of deposit aggregating $136.4 million, borrowing capacity under their revolving credit facilities of $696.3 million, and additional bank lines of credit of $10.0 million as of September 30, 2009.  Also, during the nine months ended September 30, 2009, TDS and its subsidiaries generated $800.0 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” for additional information related to cash flows and investments, including the impacts of recent economic events.

Recent Developments - Congress recently enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. The application deadline for the first round of funding was August 24, 2009. TDS Telecom and U.S. Cellular submitted applications for grants. There is no assurance TDS Telecom and/or U.S. Cellular will receive any grants of Recovery Act funds.  The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

RESULTS OF OPERATIONS – CONSOLIDATED

Nine Months Ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$3,153,614	$3,190,323	$(36,709)	(1)%
TDS Telecom	591,804	619,492	(27,688)	(4)%
All other (1)	12,447	18,235	(5,788)	(32)%
Total operating revenues	3,757,865	3,828,050	(70,185)	(2)%
Operating expenses
U.S. Cellular	2,840,233	2,833,498	6,735	—
TDS Telecom	525,026	510,625	14,401	3%
All other (1)	24,134	28,436	(4,302)	(15)%
Total operating expenses	3,389,393	3,372,559	16,834	—
Operating income (loss)
U.S. Cellular	313,381	356,825	(43,444)	(12)%
TDS Telecom	66,778	108,867	(42,089)	(39)%
All other (1)	(11,687)	(10,201)	(1,486)	(15)%
Total operating income	368,472	455,491	(87,019)	(19)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	67,034	66,945	89	—
Interest and dividend income	8,435	35,818	(27,383)	(76)%
Interest expense	(92,780)	(108,634)	15,854	15%
Gain on investments and financial instruments	—	31,595	(31,595)	N/M
Other, net	1,504	2,086	(582)	(28)%
Total other income (expenses)	(15,807)	27,810	(43,617)	N/M

Income before income taxes	352,665	483,301	(130,636)	(27)%
Income tax expense	121,467	163,536	(42,069)	(26)%

Net income	231,198	319,765	(88,567)	(28)%
Less: Net income attributable to noncontrolling interests, net of tax	(53,81)	(57,298)	3,484	6%
Net income attributable to TDS	177,384	262,467	(85,083)	(32)%
Preferred dividend requirement	(38)	(39)	1	3%
Net income available to common	$177,346	$262,428	$(85,082)	(32)%

Basic earnings per share attributable to TDS	$1.61	$2.25	$(0.64)	(28)%
Diluted earnings per share attributable to TDS	$1.60	$2.24	$(0.64)	(29)%

(1)      Consists of non-reportable segment, corporate operations and intercompany eliminations.

N/M - Percentage change not meaningful

Operating Revenues and Expenses

See “Results of Operations – Wireless” and “Results of Operations – Wireline” below for factors that affected consolidated Operating Revenues and Expenses.

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $49.5 million and $49.2 million to Equity in earnings from unconsolidated entities in 2009 and 2008, respectively.

2009 equity income was reduced by a $7.1 million impairment loss recognized on an equity method investment.

Interest and dividend income

Interest income decreased $17.0 million primarily due to a lower interest rate earned on cash balances coupled with lower average investment balances in 2009 compared to 2008.

Dividend income decreased $10.4 million primarily due to a $10.9 million decrease in dividends from Deutsche Telekom Ordinary Shares.  These shares were disposed of in 2008.

Interest expense

The decrease in interest expense in 2009 was primarily a result of a $12.0 million decrease in interest incurred on variable prepaid forward contracts which were settled in 2008.

Gain on investments and financial instruments

See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for a description of significant transactions comprising the amount recorded in 2008.

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

	Nine Months Ended September 30,
	2009	2008

	(Dollars in thousands)

Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(37,858)	$(44,414)
Noncontrolling shareholders’ or partners’	(15,956)	(12,816)
	(53,814)	(57,230)
Other	—	(68)
	$(53,814)	$(57,298)

RESULTS OF OPERATIONS – WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 82%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30, (1)	2009	2008
Total market population of consolidated operating markets (2)	46,306,000	45,493,000
Customers (3)	6,131,000	6,176,000
Market penetration (2)	13.2%	13.6%
Total full-time equivalent employees (4)	8,735	8,414
Cell sites in service	7,161	6,716

For the Nine Months Ended September 30, (5)	2009	2008
Net retail customer additions (losses) (6)	(2,000)	116,000
Net customer additions (losses) (6)	(65,000)	72,000
Average monthly service revenue per customer (7)	$52.83	$53.40
Postpay churn rate (8)	1.6%	1.4%

(1)     Amounts include results for U.S. Cellular’s consolidated operating markets as of September 30.

(2)     Calculated using 2008 and 2007 Claritas population estimates for 2009 and 2008, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 85,118,000 and 7.2%, and 82,875,000 and 7.5%, as of September 30, 2009 and 2008, respectively.

As a result of exchange transactions with AT&T that closed in August 2003, U.S. Cellular obtained rights to acquire additional licenses, a majority of which licenses have been acquired and are reflected in the total market population of consolidated markets as of September 30, 2009.  During the first nine months of 2009, U.S. Cellular acquired all but one of the remaining licenses pursuant to this exchange agreement which increased total market population of consolidated markets by 1,392,000, but had no impact on the population of consolidated operating markets.  The acquisition of these licenses did not require U.S. Cellular to provide any consideration to AT&T beyond that already provided in conjunction with the August 2003 exchange transaction and, thus, did not cause a change in U.S. Cellular’s Licenses balance in 2009.  U.S. Cellular continues to have a right under the August 2003 exchange agreement to acquire a majority interest in one additional license; that right does not have a stated expiration date.

(3)     U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2009	2008
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,456,000	5,379,000
Customers on prepay service plans in which the end user is a customer of U.S. Cellular (“prepay customers”)	249,000	295,000
Total retail customers	5,705,000	5,674,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	426,000	502,000
Total customers	6,131,000	6,176,000

(4)     Part-time employees are calculated at 70% of full-time employees in 2009 and at 50% of full-time employees in 2008.  Total full-time equivalent employees would have been 8,653 in 2008 if calculated using the current year percentage.

(5)     Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through September 30; operating markets acquired during a particular period are included as of the acquisition date.

(6)     “Net retail customer additions (losses)” represents the number of net customers added to (or deducted from) U.S. Cellular’s retail customer base through its marketing distribution channels; this measure excludes activity related to reseller customers and customers transferred through acquisitions, divestitures or exchanges.  “Net customer additions (losses)” represents the number of net customers added to (or deducted from) U.S. Cellular’s overall customer base through its marketing distribution channels; this measure includes activity related to reseller customers but excludes activity related to customers transferred through acquisitions, divestitures or exchanges.

(7)     Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2009	2008
Service revenues per Consolidated Statements of Operations (000s)	$2,941,552	$2,963,374
Divided by average customers during period (000s)*	6,187	6,166
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$52.83	$53.40

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

(8)     Postpay churn rate represents the percentage of the postpay customer base that disconnects service each month.

Components of Operating Income

Nine Months Ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$2,611,174	$2,585,259	$25,915	1%
Inbound roaming	191,047	250,428	(59,381)	(24)%
Other	139,331	127,687	11,644	9%
Service revenues	2,941,552	2,963,374	(21,822)	(1)%
Equipment sales	212,062	226,949	(14,887)	(7)%
Total operating revenues	3,153,614	3,190,323	(36,709)	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	600,267	585,141	15,126	3%
Cost of equipment sold	531,110	540,182	(9,072)	(2)%
Selling, general and administrative	1,277,357	1,258,177	19,180	2%
Depreciation, amortization and accretion	423,851	433,222	(9,371)	(2)%
Loss on asset disposals, net	7,648	16,776	(9,128)	(54)%
Total operating expenses	2,840,233	2,833,498	6,735	—
Operating income	$313,381	$356,825	$(43,444)	(12)%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value‑added services, including data products and services and long distance, provided to U.S. Cellular’s retail customers and to end users through third‑party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the Federal Universal Service Fund (“USF”).

Retail service revenues

The increase in Retail service revenues in 2009 was due to increases in both the average number of customers and the average monthly retail service revenue per customer. The average number of customers increased to 6,187,000 in 2009 from 6,166,000 in 2008.  Average monthly retail service revenue per customer increased 1% to $46.89 in 2009 from $46.59 in 2008, as a significant increase in revenues from data products and services more than offset a decline in revenues from voice services.

Revenues from data products and services totaled $493.2 million in 2009 and $369.6 million in 2008, and represented 17% of total service revenues in 2009 compared to 12% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smartphone handsets and services.  During the nine months ended September 30, 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans that further drove data usage and revenues.  U.S. Cellular expects that the growth in revenues from data products and services will continue as customers migrate to the new unlimited plans and utilize U.S. Cellular’s 3G network. U.S. Cellular’s 3G network covered approximately 75% of its customers as of September 30, 2009.

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

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined.  This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel (as separate entities).  U.S. Cellular anticipates that this trend will continue over the next few quarters and will more than offset the positive impact of the trends of increasing minutes of use and increasing data usage from U.S. Cellular’s other roaming partners.

Additional changes in the network footprints of other carriers due to additional consolidation or network expansions also could have an adverse effect on U.S. Cellular’s inbound roaming revenues.  U.S. Cellular also anticipates that its roaming revenue per minute of use will decline over time due to the renegotiation of existing contracts.  The foregoing could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

Other revenues

The growth in Other revenues was due primarily to an increase in USF revenues, which represent amounts received from the USF for states in which U.S. Cellular has been designated as an Eligible Telecommunications Carrier (“ETC”).  U.S. Cellular was eligible to receive ETC funds in sixteen states at September 30, 2009 and eleven states at September 30, 2008; the ETC revenue amounts were $108.6 million in 2009 and $100.1 million in 2008.

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

U.S. Cellular strives to offer a competitive line of quality handsets to both new and existing customers. U.S. Cellular’s customer retention efforts include offering new handsets, such as smartphones and premium handsets, at discounted prices to existing customers as the expiration date of the customer’s service contract approaches. U.S. Cellular also continues to sell handsets to agents; this practice enables U.S. Cellular to provide better control over the quality of handsets sold to its customers, establish roaming preferences and earn quantity discounts from handset manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future.

The decrease in 2009 equipment sales revenues was driven primarily by a decline of 9% in average revenue per handset sold due to aggressive promotional pricing across all categories of handsets together with a shift in the mix of handsets purchased by customers to lower priced phones. The impact of lower average revenue per handset sold was partially offset by an increase in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from wireline telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third‑party data product and platform developers.

Key components of the overall increase in system operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $14.4 million, or 6%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,161 at September 30, 2009 and 6,716 at September 30, 2008, as U.S. Cellular continued to expand and enhance coverage in its existing markets;

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $3.8 million, or 3%, due primarily to higher data usage; and

•         The cost of network usage on U.S. Cellular’s systems decreased $3.1 million, or 1%, due primarily to reduced interconnection costs.

U.S. Cellular expects total system operations expenses to increase in the foreseeable future, driven by the following factors:

•         Increases in the number of cell sites and other network facilities within U.S. Cellular’s systems as it continues to add capacity and enhance quality;

•         Continued expansion of 3G services to additional markets; and

•         Increases in total customer usage, driven by text messaging and other data usage, both on U.S. Cellular’s network and by U.S. Cellular’s customers on other carriers’ networks when roaming.

Cost of equipment sold

Cost of equipment sold decreased in 2009 due primarily to a reduction in the average cost per handset sold, reflecting lower overall purchase costs as well as a shift in the overall mix of handsets purchased by customers to lower priced phones. The impact of lower average cost per handset sold was partially offset by an increase in the total number of handsets sold.

U.S. Cellular expects loss on equipment, defined as equipment sales revenues less cost of equipment sold, to continue to be a significant cost and perhaps to increase in the foreseeable future as wireless carriers continue to use handset availability and pricing as a means of competitive differentiation. New handsets with expanded capabilities, particularly smartphones and premium touch screen phones, generally have higher purchase costs for carriers which, due to competitive market conditions, generally cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the net increase in Selling, general and administrative expenses in 2009 were as follows:

•         Selling and marketing expenses decreased $10.6 million, or 2%, due primarily to a decrease in advertising expenses. Such expenses in the previous period included expenditures related to the launch in June 2008 of a new branding campaign, Believe in Something Better™; and

•         General and administrative expenses increased $29.8 million, or 5%, due primarily to higher bad debts expense (reflecting higher bad debts experience as a percent of revenues), employee related expenses and investments in multi-year initiatives. Partially offsetting these and other increases were lower universal service fund contributions.

U.S. Cellular expects Selling, general and administrative expenses to increase in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization, and accretion

Depreciation decreased $7.6 million, or 2%, due primarily to fully depreciating Time Division Multiple Access (“TDMA”) and analog network equipment in 2008. U.S. Cellular discontinued its TDMA-based service during the nine months ended September 30, 2009; in connection with such discontinuance, property, plant and equipment in service and accumulated depreciation of $452.0 million were eliminated from the Consolidated Balance Sheet.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

RESULTS OF OPERATIONS – WIRELINE

TDS Telecom served 1,136,800 equivalent access lines at September 30, 2009, a net decrease of 39,500 lines from the 1,176,300 equivalent access lines served at September 30, 2008.

TDS Telecom provides services through its ILEC and CLEC operations.  An ILEC is an incumbent local exchange telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory.  CLEC depicts companies that enter the operating areas of incumbent local exchange telephone companies to offer local exchange and other telephone services.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of September 30,	2009	2008	Increase/ (Decrease)

ILEC
Equivalent access lines	772,700	773,700	(1,000)
Physical access lines	539,400	568,900	(29,500)
High-speed data customers	202,100	171,300	30,800
Long-distance customers	356,500	346,600	9,900

CLEC
Equivalent access lines	364,100	402,600	(38,500)
High-speed data customers	37,600	41,900	(4,300)

ILEC companies acquired after September 30, 2008 increased the equivalent and physical access line counts at September 30, 2009 by 11,600 and 8,800, respectively.

The decline in CLEC equivalent access lines from 2008 to 2009 is primarily the result of attrition in residential customers due to a shift in TDS Telecom’s CLEC strategy to focus on serving primarily a commercial subscriber base.

TDS Telecom

Components of Operating Income

Nine months ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)

Operating revenues
ILEC revenues	$448,054	$458,003	$(9,949)	(2)%
CLEC revenues	150,435	166,707	(16,272)	(10)%
Intra-company elimination	(6,685)	(5,218)	(1,467)	(28)%
TDS Telecom operating revenues	591,804	619,492	(27,688)	(4)%

Operating expenses
ILEC expenses	383,229	363,879	19,350	5%
CLEC expenses	148,482	151,964	(3,482)	(2)%
Intra-company elimination	(6,685)	(5,218)	(1,467)	(28)%
TDS Telecom operating expenses	525,026	510,625	14,401	3%

TDS Telecom operating income	$66,778	$108,867	$(42,089)	(39)%

Operating revenues

Operating revenues decreased in 2009 primarily due to a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers.  Acquisition of three ILEC companies in 2008 as well as an increase in ILEC data customers partially offset this decline.

Operating expenses

Operating expenses increased in 2009 due to an increase in legal expense and excise tax expense arising from discrete matters totaling $3.4 million and severance of $3.6 million incurred as a result of workforce reduction initiatives.  Partially offsetting these expenses were discrete events related to employee compensation and benefits modifications which reduced expenses by $3.7 million.  Operating expenses also increased in 2008 due to the acquisition of three ILEC companies in 2008, and the costs associated with the acquisition of new customers and increased network capacity, partially offset by reduced expenses of serving fewer CLEC customers.

ILEC Operations

Components of Operating Income

Nine months ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)

Voice revenues	$141,919	$153,723	$(11,804)	(8)%
Data revenues	76,717	65,888	10,829	16%
Network access revenues	201,912	210,008	(8,096)	(4)%
Miscellaneous revenues	27,506	28,384	(878)	(3)%
Total operating revenues	448,054	458,003	(9,949)	(2)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	146,442	139,044	7,398	5%
Selling, general and administrative expenses	128,254	124,208	4,046	3%
Depreciation, amortization and accretion	107,040	100,595	6,445	6%
Loss on asset disposals, net	1,493	32	1,461	N/M
Total operating expenses	383,229	363,879	19,350	5%

Total operating income	$64,825	$94,124	$(29,299)	(31)%

N/M – Not meaningful

Operating Revenues

Voice revenues (charges for providing local telephone exchange and long-distance services).

The decrease in Voice revenues in 2009 was primarily due to a 6% decline in average physical access lines in service (excluding the impact of 2008 acquisitions) which negatively impacted local service revenues by $7.7 million.  From September 30, 2008 to September 30, 2009 second line disconnections accounted for 17% of the physical access line decline and were significantly influenced by subscribers converting to high-speed data services.  Additionally, local service and long-distance revenues decreased by $7.1 million as these products are included at a discount in broader service packages.  Acquisition of three ILEC companies in 2008 increased Voice revenues $2.1 million in 2009.

Data revenues (charges for providing Internet and other data related services).

The increase in data revenues in 2009 was primarily due to the 18% growth in average high-speed data customers which accounted for increased revenues of $10.3 million.  Customers converting to higher DSL speeds drove the average data revenue per customer higher, increasing revenues $1.3 million net of bundling discounts in 2009.  Increases in usage of other data products increased revenues by $1.2 million.  These increases were partially offset by a $3.2 million decrease caused primarily by a decrease in dial-up customers.  ILEC acquisitions in 2008 increased 2009 Data revenues $1.0 million compared to 2008.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues declined $5.1 million in 2009 due to a 12% decrease in intra-state minutes of use, while an 8% decline in inter-state minutes of use had a negative impact of $1.8 million on revenues.  Decreased expenses reduced revenues received through inter-state regulatory recovery mechanisms by $2.3 million.  Revenues from special access circuits also declined $2.7 million in 2009 due to customers choosing lower cost alternatives.  ILEC acquisitions in 2008 generated a $4.4 million increase in 2009 Network access revenues to partially offset these declines.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment and reselling direct broadcast satellite service as well as other miscellaneous services).

Miscellaneous revenues are down primarily due to a decline in business systems sales.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

The increase in Cost of services and products in 2009 was primarily driven by incentives to attract new customers of $2.6 million, increased circuit bandwidth to support the growth in high-speed data products of $3.2 million, higher employee related costs of $0.8 million (including the impacts of severance and employee compensation and benefit modifications), partially offset by a decrease in cost of goods sold related to business systems of $0.7 million.  ILEC acquisitions in 2008 increased Cost of services and products $2.5 million in 2009.

Selling, general and administrative expenses

The increase in Selling, general and administrative expenses in 2009 was primarily due to an increase in legal expense and excise tax expense arising from discrete matters totaling $3.2 million and severance of $1.2 million as a result of workforce reduction initiatives.  Partially offsetting these charges were discrete events related to employee compensation and benefits modifications which reduced expenses $2.0 million.  Also partially offsetting these charges were decreases in property taxes of $1.1 million, consulting fees incurred in 2008 to implement cost reduction programs of $0.8 million as well as a reduction in bad debts expense of $0.5 million.  ILEC acquisitions in 2008 increased Selling, general and administrative expenses $2.1 million in 2009.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $3.0 million in 2009 as a result of capital additions placed in service in 2008.  ILEC acquisitions in 2008 increased depreciation, amortization and accretion expense $3.4 million in 2009.

CLEC Operations

Components of Operating Income

Nine months ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)

Retail revenues	$135,014	$149,148	$(14,134)	(9)%
Wholesale revenues	15,421	17,559	(2,138)	(12)%
Total operating revenues	150,435	166,707	(16,272)	(10)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	79,127	82,781	(3,654)	(4)%
Selling, general and administrative expenses	50,864	51,846	(982)	(2)%
Depreciation, amortization and accretion	18,232	17,020	1,212	7%
Loss on asset disposals, net	259	317	(58)	(18)%
Total operating expenses	148,482	151,964	(3,482)	(2)%

Total operating income	$1,953	$14,743	$(12,790)	(87)%

N/M - Not meaningful

Prior year has been reclassified to conform with current year presentation.

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 10% in 2009 compared to 2008, which resulted in a decrease in retail revenues of $15.0 million.  Average residential equivalent access lines decreased 26% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  The average equivalent access lines related to commercial customers declined 4%.  Average revenue per subscriber increased during the period resulting in higher revenues of $0.9 million in 2009.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2009 was primarily driven by a 26% reduction in minutes of use partially offset by an increase in average rates resulting from a more favorable mixture of traffic carried.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased in 2009 due to reduction in purchased network related services, primarily caused by the smaller residential customer base, which decreased expenses by $5.5 million.  The decrease was partially offset by additional expenses of $1.6 million associated with the provisioning of managed Internet Protocol service to customers in 2009 as well as settlements with two inter-exchange carriers which reduced the cost of service in 2008 by $2.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased in 2009 due primarily to decreased Universal Service Fund contribution expense of $1.1 million caused by the decreased customer base.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense increased $1.2 million during 2009 primarily due to accelerated depreciation expense on certain circuit equipment due to technological obsolescence.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

RESULTS OF OPERATIONS – CONSOLIDATED

Three Months Ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,058,300	$1,091,875	$(33,575)	(3)%
TDS Telecom	196,542	205,992	(9,450)	(5)%
All other (1)	3,900	6,731	(2,831)	(42)%
Total operating revenues	1,258,742	1,304,598	(45,856)	(4)%
Operating expenses
U.S. Cellular	1,000,608	971,918	28,690	3%
TDS Telecom	174,320	170,131	4,189	2%
All other (1)	6,151	10,410	(4,259)	(41)%
Total operating expenses	1,181,079	1,152,459	28,620	2%
Operating income (loss)
U.S. Cellular	57,692	119,957	(62,265)	(52)%
TDS Telecom	22,222	35,861	(13,639)	(38)%
All other (1)	(2,251)	(3,679)	1,428	39%
Total operating income	77,663	152,139	(74,476)	(49)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	23,334	22,566	768	3%
Interest and dividend income	3,461	8,617	(5,156)	(60)%
Interest expense	(30,430)	(31,684)	1,254	4%
Gain on investments and financial instruments	—	31,997	(31,997)	N/M
Other, net	1,030	383	647	N/M
Total other income (expenses)	(2,605)	31,879	(34,484)	N/M

Income before income taxes	75,058	184,018	(108,960)	(59)%
Income tax expense	27,793	61,024	(33,231)	(54)%

Net income	47,265	122,994	(75,729)	(62)%
Less: Net income attributable to noncontrolling interests, net of tax	(11,620)	(21,771)	10,151	47%
Net income attributable to TDS	35,645	101,223	(65,578)	(65)%

Preferred dividend requirement	(13)	(13)	—	—
Net income available to common	$35,632	$101,210	$(65,578)	(65)%

Basic earnings per share attributable to TDS	$0.33	$0.87	$(0.54)	(62)%
Diluted earnings per share attributable to TDS	$0.33	$0.87	$(0.54)	(62)%

(1)   Consists of non-reportable segment, corporate operations and intercompany eliminations.

N/M - Percentage change not meaningful.

Operating Revenues and Expenses

See “Results of Operations – Wireless” and “Results of Operations – Wireline” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $15.5 million and $15.3 million to Equity in earnings from unconsolidated entities in 2009 and 2008, respectively.

Interest and dividend income

Interest income decreased $5.4 million primarily due to a lower interest rate paid on cash balances coupled with lower average investment balances in 2009 compared to 2008.

Gain on investments and financial instruments

See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for a description of significant transactions comprising the amount recorded in 2008.

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

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(6,564)	$(17,090)
Noncontrolling shareholders’ or partners’	(5,056)	(4,647)
	(11,620)	(21,737)
Other	—	(34)
	$(11,620)	$(21,771)

RESULTS OF OPERATIONS – WIRELESS

Three Months Ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)
Retail service	$865,867	$872,397	$(6,530)	(1)%
Inbound roaming	68,767	93,472	(24,705)	(26)%
Other	50,289	48,059	2,230	5%
Service revenues	984,923	1,013,928	(29,005)	(3)%
Equipment sales	73,377	77,947	(4,570)	(6)%
Total operating revenues	1,058,300	1,091,875	(33,575)	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	205,458	197,473	7,985	4%
Cost of equipment sold	189,354	185,992	3,362	2%
Selling, general and administrative	454,839	436,135	18,704	4%
Depreciation, amortization and accretion	147,586	145,434	2,152	1%
Loss on asset disposals, net	3,371	6,884	(3,513)	(51)%
Total operating expenses	1,000,608	971,918	28,690	3%
Operating income	$57,692	$119,957	$(62,265)	(52)%

Operating Revenues

Retail service revenues

The decrease in retail service revenues in 2009 was due primarily to a decrease in the average number of customers, partially offset by an increase in average monthly retail service revenue per customer. The average number of customers decreased to 6,138,000 from 6,191,000 in 2008. Average monthly retail service revenue per customer increased to $47.02 in 2009 from $46.97 in 2008, as a significant increase in revenues from data products and services more than offset a decline in revenues from voice services.

Revenues from data products and services totaled $174.3 million in 2009 and $130.2 million in 2008, and represented 18% of total service revenues in 2009 compared to 13% of total service revenues in 2008. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, and smartphone handsets and services.  In 2009, U.S. Cellular introduced unlimited messaging plans and unlimited messaging and mobile Internet plans that further drove data usage and revenues.

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

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2009 was due primarily to a decline in roaming revenues from the combined entity of Verizon and Alltel.

Equipment sales revenues

The decrease in 2009 equipment sales revenues was driven by a decline in average revenue per handset sold of 11% due to aggressive promotional pricing across all categories of handsets. The impact of lower overall pricing was offset somewhat by a shift in mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones and premium handsets, together with an increase in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in system operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $8.5 million, or 11%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,161 at September 30, 2009 and 6,716 at September 30, 2008, as U.S. Cellular continued to expand and enhance coverage in its existing markets;

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.9 million, or 4%, due primarily to higher data usage; and

•         Network usage expenses on U.S. Cellular’s systems decreased $2.4 million, or 4%, due primarily to reduced interconnection costs.

Cost of equipment sold

The increase in Cost of equipment sold was due to an increase in total handsets sold of 6%, together with a shift in the mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones and premium handsets, partially offset by the impact of a lower average cost per handset sold.

Selling, general and administrative expenses

Key components of the net increase in Selling, general and administrative expenses in 2009 were as follows:

•         Selling and marketing expenses decreased $8.1 million, or 4%, due primarily to a decrease in advertising expenses. Such expenses in the previous period included expenditures related to the launch in June 2008 of a new branding campaign, Believe in Something Better™. The impact of lower advertising expenses was partially offset by higher commissions resulting from a greater number of customer additions and renewals; and

•         General and administrative expenses increased $26.8 million, or 12%, due primarily to higher bad debts expense (reflecting higher bad debts experience as a percent of revenues), employee related expenses and investments in multi-year initiatives. Partially offsetting these and other increases were lower universal service fund contributions.

RESULTS OF OPERATIONS – WIRELINE

TDS Telecom

Components of Operating Income

Three months ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)

Operating revenues
ILEC revenues	$149,659	$152,989	$(3,330)	(2)%
CLEC revenues	49,153	54,690	(5,537)	(10)%
Intra-company elimination	(2,270)	(1,687)	(583)	(35)%
TDS Telecom operating revenues	196,542	205,992	(9,450)	(5)%

Operating expenses
ILEC expenses	128,473	121,195	7,278	6%
CLEC expenses	48,117	50,623	(2,506)	(5)%
Intra-company elimination	(2,270)	(1,687)	(583)	(35)%
TDS Telecom operating expenses	174,320	170,131	4,189	2%

TDS Telecom operating income	$22,222	$35,861	$(13,639)	(38)%

Operating revenues

Operating revenues decreased in 2009 primarily due to a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers.  Acquisition of an ILEC company in 2008 as well as an increase in ILEC data customers partially offset this decline.

Operating expenses

Operating expenses increased in 2009 due to severance of $1.6 million incurred as a result of workforce reduction initiatives.  Offsetting these expenses were discrete events related to employee compensation which reduced expenses by $1.0 million.  Operating expenses also increased in 2009 due to the effects of acquisitions, the costs associated with the acquisition of new customers and increased network capacity, partially offset by reduced expenses of serving fewer CLEC customers.

ILEC Operations

Components of Operating Income

Three months ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)

Voice revenues	$46,462	$51,222	$(4,760)	(9)%
Data revenues	26,166	22,964	3,202	14%
Network access revenues	66,963	69,199	(2,236)	(3)%
Miscellaneous revenues	10,068	9,604	464	5%
Total operating revenues	149,659	152,989	(3,330)	(2)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	50,352	47,337	3,015	6%
Selling, general and administrative expenses	41,397	40,311	1,086	3%
Depreciation, amortization and accretion	35,652	33,469	2,183	7%
Loss on asset disposals, net	1,072	78	994	N/M
Total operating expenses	128,473	121,195	7,278	6%

Total operating income	$21,186	$31,794	$(10,608)	(33)%

N/M – Percentage change not meaningful

Operating Revenues

Voice revenues

The decrease in Voice revenues in 2009 was primarily due to a 7% decline in average physical access lines in service (excluding the impact of 2008 acquisitions) which negatively impacted local service revenues by $2.6 million.  From September 30, 2008 to September 30, 2009, second line disconnections accounted for 17% of the physical access line decline and were significantly influenced by subscribers converting to high-speed data services.  Additionally, local service and long-distance revenues decreased by $2.9 million as these products are included at a discount in broader service packages.  An ILEC acquisition in 2008 increased 2009 Voice revenues $0.5 million.

Data revenues

The increase in Data revenues in 2009 was primarily due to the 17% growth in average high-speed data customers which accounted for increased revenues of $3.4 million.  Customers converting to higher DSL speeds drove the average revenue per customer higher, increasing revenues $0.3 million net of bundling discounts in 2009.  Increases in usage of other data products increased revenues by $0.3 million. These increases were partially offset by a $1.0 million decrease caused primarily by a decrease in dial-up customers.  An ILEC acquisition in 2008 increased 2009 Data revenues $0.3 million.

Network access revenues

Network access revenues declined $1.1 million in 2009 due to a 9% decrease in intra-state minutes of use, while a 13% decline in inter-state minutes of use had a negative impact on revenues of $0.9 million.  Revenues from special access circuits also declined $0.7 million in 2009 due to customers choosing lower cost alternatives.  An ILEC acquisition in 2008 generated a $1.1 million increase in 2009 Network access revenues to partially offset these declines.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

The increase in Cost of services and products for the quarter was primarily driven by incentives to attract new customers of $0.6 million and increased circuit bandwidth to support the growth in high-speed data products of $1.7 million.  An ILEC acquisition in 2008 increased Cost of services and products $0.6 million for the period.

Selling, general and administrative expenses

The increase in Selling, general and administrative expenses in 2009 was primarily due to an ILEC acquisition in 2008.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.4 million in 2009 as a result of capital additions placed in service in 2008.  ILEC acquisitions in 2008 increased depreciation, amortization and accretion expense $0.8 million.

CLEC Operations

Components of Operating Income

Three months ended September 30,	2009	2008	Increase/ (Decrease)	Percentage Change
	(Dollars in thousands)

Retail revenues	$44,389	$48,899	$(4,510)	(9)%
Wholesale revenues	4,764	5,791	(1,027)	(18)%
Total operating revenues	49,153	54,690	(5,537)	(10)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	26,008	27,620	(1,612)	(6)%
Selling, general and administrative expenses	15,952	17,363	(1,411)	(8)%
Depreciation, amortization and accretion	6,094	5,567	527	9%
Loss on asset disposals, net	63	73	(10)	(14)%
Total operating expenses	48,117	50,623	(2,506)	(5)%

Total operating income	$1,036	$4,067	$(3,031)	(75)%

N/M - Not meaningful

Prior year has been reclassified to conform with current year presentation.

Operating Revenues

Retail revenues

Average CLEC equivalent access lines in service decreased 10% in 2009 compared to 2008, which resulted in a decrease in retail revenues of $4.6 million.  Average residential equivalent access lines decreased 26% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  The average equivalent access lines related to commercial customers declined 4%.

Wholesale revenues

The decline in wholesale revenues in 2009 was primarily driven by a 31% reduction in minutes of use partially offset by an increase in average rates resulting from a more favorable mixture of traffic carried.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased in 2009 due to reduction in purchased network related services, primarily caused by the smaller residential customer base, which decreased expenses by $1.3 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased in 2009 due primarily to a decrease in the Universal Service Fund contribution.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense increased $0.5 million during 2009 primarily due to accelerated depreciation expense on certain circuit equipment due to technological obsolescence.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements either are not expected to have a significant effect on TDS’ financial condition or results of operations or TDS is currently analyzing such pronouncements in order to determine their impact, if any.

See Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

TDS operates a capital‑ and marketing‑intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions including licenses, construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

The following table provides a summary of TDS’ cash flow activities:

	2009	2008
	(Dollars in thousands)
Cash flows from (used in):
Operating activities	$799,951	$631,824
Investing activities	(571,556)	(573,668)
Financing activities	(227,545)	(226,519)
Net increase (decrease) in cash and cash equivalents	$850	$(168,363)

Cash Flows from Operating Activities

Cash flows from operating activities in 2009 were $800.0 million, an increase of $168.1 million from 2008. Significant changes included the following:

•         Operating income adjusted for non-cash items, as shown in the table below, decreased by $70.5 million.

	2009	2008
	(Dollars in thousands)
Operating income	$368,472	$455,491
Non-cash items
Depreciation, amortization and accretion	558,362	562,159
Bad debts expense	78,941	59,452
Stock-based compensation expense	24,523	15,961
Loss on asset disposals, net	9,469	17,190
Operating income other than non-cash items	$1,039,767	$1,110,253

TDS management believes the foregoing table provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities.

•         Changes in accounts payable, customer deposits and deferred revenues required $33.0 million in 2009 and provided $17.0 million in 2008. The $50.0 million increase in cash outflows was driven primarily by timing differences in payments of accounts payable and lower deposit requirements for new customers in 2009.

•         Income tax payments, net of refunds, in 2009 and 2008 were $30.4 million and $354.9 million, respectively, resulting in a decrease in cash outflows of $324.5 million.  Income tax payments were higher in 2008 compared to 2009 primarily due to tax gains realized on the disposition of Deutsche Telekom marketable equity securities and related variable prepaid forward contracts during 2008.

•         In 2009, a $38.0 million deposit was paid to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit. The deposit was recorded in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009. See Note 5 — Income Taxes for additional information.

Cash Flows from Investing Activities

TDS makes substantial investments to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.

Cash used for property, plant and equipment and system development totaled $450.6 million in 2009 and $485.0 million in 2008. The primary purpose of TDS’ construction and expansion expenditures is to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $357.8 million in 2009 and $395.6 million in 2008 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•         TDS Telecom’s capital expenditures for its ILEC operations totaled $71.4 million in 2009 and $70.7 million in 2008 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $15.4 million in 2009 and $12.7 million in 2008 for switching and other network facilities.

•         Corporate and other capital expenditures totaled $6.0 million in each of 2009 and 2008.

Acquisitions required cash payments of $15.2 million and $336.3 million in 2009 and 2008, respectively. The cash required for acquisitions in 2008 included capital contributions and advances of $300.5 million to King Street Wireless L.P. (“King Street Wireless”) and its general partner.  King Street Wireless’ general partner also made a capital contribution of $0.1 million.  King Street Wireless used these funds in connection with its participation in FCC Auction 73.

TDS realized net cash proceeds of $226.6 million in 2008 from the sale of Deutsche Telekom Ordinary Shares offset by $17.4 million in cash payments to settle the collar portion of certain variable prepaid forward contracts related to such shares.  In addition, in 2008, TDS realized cash proceeds of $32.4 million from the disposition of RCC Common Shares held by TDS in conjunction with Verizon Wireless’ acquisition of RCC.  See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for additional details on these transactions.

TDS invested $109.1 million in certificates of deposit in the nine months ended September 30, 2009.  No certificates of deposit were purchased during the nine months ended September 30, 2008.

Cash Flows from Financing Activities

TDS’ payment to settle the debt portion of the variable prepaid forward contracts related to Deutsche Telekom Ordinary Shares totaled $47.4 million in 2008.  See Note 10 — Marketable Equity Securities and Variable Prepaid Forward Contracts in the Notes to Consolidated Financial Statements for additional details on these settlements.

In 2009, TDS repurchased Common and Special Common Shares at an aggregate cost of $160.0 million.  A total of $151.0 million was paid in cash before September 30, 2009 and $9.0 million was paid in October 2009.  In addition, in January 2009, TDS paid $2.0 million for the fourth quarter 2008 share repurchases.  In 2008, TDS repurchased Special Common Shares for $115.0 million.  A total of $111.8 million was paid in cash before September 30, 2008 and $3.2 million was paid in October 2008.

Payments for repurchases of U.S. Cellular Common Shares required $24.3 million in 2009 and $27.7 million in 2008. U.S. Cellular also received $4.6 million in 2008 from an investment banking firm for the final settlement of the accelerated share repurchases made in 2007.  See Note 14 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that existing cash balances, expected cash flows from operating activities and funds available under its new revolving credit facilities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their financing needs.

Recent events in the financial services sector and correlating impacts to other sectors of the economy have resulted in concerns regarding investment security values, the availability of and concentration of credit, insurance coverage and a variety of other areas. Although TDS’ cash and short-term investments balances, conservative strategies for investing cash on hand and funds available under its revolving credit agreements have limited its exposure to these events to date, TDS and its subsidiaries continue to monitor economic conditions and developments and will make adjustments to its cash investments, borrowing arrangements, and insurance coverage as necessary and feasible.

Consumer spending also significantly impacts TDS’ operations and performance. Recent economic conditions could continue to cause consumer spending to deteriorate significantly. Factors that influence levels of consumer spending include: unemployment rates, increases in fuel and other energy costs, conditions in residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Changes in these and other economic factors could have a material adverse effect on demand for TDS’ products and services and on TDS’ financial condition and results of operations.

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

Cash and Cash Equivalents

At September 30, 2009, TDS had $778.2 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At September 30, 2009, TDS invested substantially all of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities.  TDS monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Short-term Investments

TDS holds certificates of deposit totaling $136.4 million at September 30, 2009 which are included in Short-term investments in the Consolidated Balance Sheet. These certificates of deposit had original maturities of between 180 days and one year and earn interest at annual rates between 0.99% and 2.82%.

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.  On June 30, 2009, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  At September 30, 2009, there were no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $396.6 million available for use under the TDS revolving credit facility, and  there were no outstanding borrowings and $0.3 million of outstanding letters of credit, leaving $299.7 million available for use under the U.S. Cellular revolving credit facility.  In connection with U.S. Cellular’s new revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s new revolving credit facility.  At September 30, 2009, no U.S. Cellular debt was subordinated pursuant to this subordination agreement. See Note 12 — Notes Payable in the Notes to Consolidated Financial Statements for the details of these revolving credit facilities and subordination agreement.

TDS’ and U.S. Cellular’s interest cost on their new revolving credit facilities is subject to increase if their current credit ratings from Standard & Poor’s Rating Services, Moody’s Investors Service or Fitch Ratings are lowered, and is subject to decrease if the ratings are raised.  The new credit facilities would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the new credit facilities or obtain access to other credit facilities in the future.

TDS’ and U.S. Cellular’s credit ratings as of September 30, 2009 and the dates that such ratings were issued/re-affirmed were as follows:

Moody’s (re-affirmed September 21, 2009)	Baa2	- stable outlook
Standard & Poor’s (re-affirmed September 18, 2009)	BBB-	- positive outlook
Fitch Ratings (issued August 20, 2009)	BBB+	- negative outlook

The continued availability of the new revolving credit facility requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of September 30, 2009 with all of the covenants and requirements set forth in their new revolving credit facilities.

Long-Term Financing

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of September 30, 2009 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2009 and the next four years comprise approximately 1% of the total long-term debt obligation at September 30, 2009.  Refer to Market Risk – Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2008 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

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

•         Develop and enhance office systems; and

•         Develop new billing and other customer management related systems and platforms.

TDS Telecom’s anticipated capital expenditures for 2009 are expected to be approximately $125 million to upgrade plant and equipment to provide enhanced services.

TDS plans to finance its construction program for 2009 using cash flows from operating activities and, if necessary, short-term debt.

Suppliers

TDS depends upon certain key suppliers to provide it with handsets, equipment, services or content to continue its network build and upgrade and to operate its business. TDS does not have operational or financial control over any of such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers experience financial difficulties and are unable to provide equipment, services or content to TDS on a timely basis or cease to provide such equipment, services or content or if such key suppliers otherwise fail to honor their obligations to TDS, TDS may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business. In that event, TDS' business, financial condition or results of operations could be adversely affected. TDS monitors the financial condition of its key suppliers through its risk management process.

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

Nortel is operating under these protections and is pursuing sales of portions of its operations and assets to various parties. In the event that Nortel or the successor acquirers of its assets and operations are unable to continue to provide equipment and services, TDS believes that it will be able to purchase similar network equipment, business communications systems and technical support from other suppliers and, therefore, TDS does not believe Nortel’s reorganization and the sale of Nortel’s assets and operations to other entities will have a significant impact on TDS’ day-to-day operations. However, the following could adversely impact TDS' future results of operations and cash flows:

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

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 6—Variable Interest Entities in the Notes to Consolidated Financial Statements for the details of these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Special Common Shares (TDS only) and Common Shares, subject to repurchase programs. For details of these programs and repurchases made during 2009 and 2008, see Note 14 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

The Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2008 did not include any liabilities related to “unrecognized tax benefits” as defined by GAAP because TDS is unable to predict the period of settlement of such liabilities.  Subject to the foregoing, there has been no material change to Contractual and Other Obligations between December 31, 2008 and September 30, 2009.

Off-Balance Sheet Arrangements

TDS has no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by Securities and Exchange Commission (“SEC”) rules, that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Accounts Receivable and Allowance for Doubtful Accounts

U.S. Cellular’s accounts receivable consist primarily of amounts owed by customers pursuant to service contracts and for equipment sales, by agents for equipment sales, by other wireless carriers whose customers have used U.S. Cellular’s wireless systems for roaming and by unaffiliated third‑party partnerships or corporations pursuant to equity distribution declarations.

U.S. Cellular assesses its accounts receivable for collectability on an ongoing basis. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses related to existing accounts receivable. The allowance is estimated based on historical experience and other factors, such as general economic and consumer market conditions, which could affect collectability. Accounts receivable balances are reviewed for collectability on either an aggregate or individual basis depending on the type of receivable. When it is probable that an account balance will not be collected, the account balance is charged against the allowance for doubtful accounts. U.S. Cellular's bad debts expense was 2.6% and 1.9% of related revenues for the nine month periods ended September 30, 2009 and 2008, respectively.

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

Insurance

TDS has several commercial property and casualty insurance policies with a variety of subsidiary companies of American International Group, Inc. (“AIG”). These companies operate under the insurance regulations of various states including New York, Pennsylvania and Delaware. TDS has inquired into the ability of these AIG companies to meet their obligations in the event of a claim against these policies and has received assurance from AIG and TDS’ insurance brokers that the companies remain able to meet these obligations. State insurance regulators and the rating agencies have issued press releases indicating the same. TDS did not have any significant property and casualty claims outstanding with these companies as of September 30, 2009. TDS continues to monitor the financial condition of other insurance providers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in TDS’ Form 10-K for the year ended December 31, 2008.

Historically, TDS’ annual impairment review of goodwill and indefinite-lived intangible assets has been completed in the second quarter of each year. Effective April 1, 2009, TDS adopted a new accounting policy whereby its annual impairment review of goodwill and indefinite-lived intangible assets will be performed as of November 1 instead of the second quarter of each year.  As discussed in Note 9 — Licenses and Goodwill, an impairment analysis of goodwill and indefinite-lived intangible assets was last completed as of December 31, 2008. The change in the annual goodwill and indefinite-lived intangible asset impairment testing date was made to better align the annual impairment test with the timing of TDS’ annual strategic planning process, which allows for a better estimate of the future cash flows used in discounted cash flow models to test for impairment.  This change in accounting policy does not delay, accelerate or avoid an impairment charge.  Accordingly, TDS management believes that this accounting change is preferable under the circumstances.

As disclosed under Application of Critical Accounting Policies and Estimates in TDS’ Form 10-K for the year ended December 31, 2008, for purposes of impairment testing of licenses, U.S. Cellular historically prepared valuations of each of the units of accounting that represent developed operating markets using an “excess earnings methodology.”  This excess earnings methodology estimated the fair value of the units of accounting by measuring the future cash flows of the license groups, reduced by charges for contributory assets such as working capital, trademarks, existing subscribers, fixed assets, assembled workforce and goodwill.  U.S. Cellular has determined that, in the future, it will not use the excess earnings methodology in performing impairment testing for licenses, but will use another methodology that is more widely used in the wireless industry to estimate the fair value of licenses for purposes of impairment testing. Given the overall economic conditions that have existed since the fourth quarter of 2008, it is possible that TDS could experience an impairment of its Licenses or Goodwill in the fourth quarter of 2009 when the annual impairment tests related to these assets are performed.

See Note 3 — Noncontrolling Interests in the Notes to Consolidated Financial Statements for information related to TDS’ adoption of new required provisions under GAAP related to accounting for noncontrolling interests effective January 1, 2009.

Other than disclosed above, there were no material changes to TDS’ significant accounting policies or application of critical accounting policies during the nine months ended September 30, 2009.

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

SEAM is a shareholder of more than 5% of TDS Special Common Shares and Common Shares.  See “Security Ownership by Certain Beneficial Owners” in TDS’ Notice of Annual Meeting and Proxy Statement filed with the SEC on April 28, 2009 for further information about SEAM and its interest in TDS.  These transactions were not solicited by TDS and TDS did not enter into any agreements with SEAM.  The May 29, 2009 transaction was effected by TDS’ broker pursuant to TDS’ existing institutional brokerage account agreement on the NYSE in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The July 20, 2009 transaction was made by TDS’ broker pursuant to an agreement entered into pursuant to Rule 10b5-1 under the Exchange Act and was effected on the NYSE in compliance with Rule 10b-18. The repurchases were made under TDS’ existing share repurchase authorization.

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

•         TDS currently receives a significant amount of roaming revenues from its wireless business.  As a result of recent acquisitions by other companies in the wireless industry, TDS' roaming revenues have declined.  TDS anticipates that this trend will continue over the next few quarters.  Further industry consolidation and continued build outs by existing and new wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on TDS’ business, financial condition and results of operations.

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

•         Inability to manage its supply chain or inventory successfully could have an adverse effect on TDS' business, financial condition or results of operations.

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

•         An increase in the amount of TDS’ debt could subject TDS to higher interest costs and restrictions on its financing, investing and operating activities and could decrease its net income and cash flows.

•         Disruption in credit and other financial markets and the deterioration of U.S. and global economic conditions, could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ financial condition or results of operations.

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

•         Changes in income tax rates, laws, regulations or rulings, or federal or state tax assessments, could have an adverse effect on TDS’ financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of September 30, 2009, TDS’ long-term debt was in the form of fixed-rate notes with original maturities ranging up to 40 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair value of these long-term notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ long-term debt as of September 30, 2009.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

In February 2009, the United States Department of Justice (“DOJ”) notified TDS and U.S. Cellular, a subsidiary of TDS, that each is a named defendant in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the “qui tam” provisions of the federal False Claims Act.  TDS and U.S. Cellular were advised that the complaint seeks return of approximately $165 million of bid credits from certain FCC auctions and requests treble damages.  The complaint was under seal while the DOJ considered whether to intervene in the proceeding.  On October 13, 2009, TDS and U.S. Cellular were advised that the DOJ had determined not to intervene in the proceeding.  As a result of the complaint, the DOJ had investigated TDS’ and U.S. Cellular’s participation in certain spectrum auctions conducted by the FCC between 2005 and 2008, through Carroll Wireless, L.P., Barat Wireless, L.P., and King Street Wireless, L.P.  Carroll Wireless, L.P. and Barat Wireless, L.P. were winning bidders in Auction 58, and Auction 66, respectively, and King Street Wireless, L.P. was a provisional winning bidder in Auction 73. These limited partnerships received a 25% bid credit in the applicable auction price under FCC rules.  The DOJ investigated whether these limited partnerships qualified for the 25% bid credit in auction price considering their arrangements with TDS and U.S. Cellular.  In addition, on October 13, 2009, the District Court unsealed the complaint.  If the private party plaintiff decides to pursue the matter, it must serve the complaint on TDS and U.S. Cellular within 120 days.  As of the date of filing of this Form 10-Q, the plaintiff has not served a complaint on TDS and U.S. Cellular and it is unknown if and when it may do so.  TDS and U.S. Cellular believe that U.S. Cellular's arrangements with these limited partnerships and the limited partnerships' participation in the FCC auctions complied with applicable law and FCC rules and each of TDS and U.S. Cellular intends to vigorously defend itself against any claim that it violated applicable law or FCC rules.  At this time, TDS cannot predict the outcome of any proceeding.  The FCC sent a letter to King Street Wireless, L.P. requesting that it submit to the FCC a written response to the allegations in the complaint.  King Street Wireless, L.P. made this submission as requested by the FCC on May 8, 2009.  The FCC has not taken any formal action on the matter as of the date of the filing of this Form 10-Q.

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

TDS depends upon certain vendors to provide it with equipment, services or content to continue its network construction and upgrade and to operate its business.  TDS does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties or file for bankruptcy, they may be unable to provide equipment, services or content to TDS on a timely basis or cease to provide such equipment, services or content or otherwise fail to honor their obligations to TDS.  In such case, TDS may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, TDS’ business, financial condition or results of operations could be adversely affected.

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

Nortel is operating under these protections and is pursuing sales of portions of its operations and assets to various parties. In the event that Nortel or the successor acquirers of its assets and operations are unable to continue to provide equipment and services, TDS believes that it will be able to purchase similar network equipment, business communications systems and technical support from other suppliers and, therefore, TDS does not believe Nortel’s reorganization and the sale of Nortel’s assets and operations to other entities will have a significant impact on TDS’ day-to-day operations. However, the following could adversely impact TDS’ future results of operations and cash flows:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2008, TDS completed the authorization made in 2007 for the repurchase of up to $250 million in aggregate purchase price of TDS Special Common Shares.  On November 3, 2008, the Board of Directors of TDS authorized a new $250 million stock repurchase program for both TDS Common and Special Common shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization will expire in November 2011. During October 2009, 441,679 shares were repurchased for $13.4 million.  As of the date of the filing of this Form 10-Q, $0.3 million remained under this authorization.

During the nine months ended September 30, 2009, TDS repurchased 1,484,421 Common Shares and 4,337,339 Special Common Shares for $160.0 million, or an average of $29.52 per Common Share and $26.78 per Special Common Share pursuant to the current authorization.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common and Special Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2009
Common	—	$—	—
Special Common	578,067	25.75	578,067
Total	578,067	25.75	578,067	$72,822,195
August 1 – 31, 2009
Common	58,504	25.40	58,504
Special Common	266,016	24.63	266,016
Total	324,520	24.77	324,520	64,785,028
September 1 – 30, 2009
Common	1,425,917	29.69	1,425,917
Special Common	304,963	28.57	304,963
Total	1,730,880	29.50	1,730,880	13,732,060
Total for or as of end of the quarter ended September 30, 2009
Common	1,484,421	29.52	1,484,421
Special Common	1,149,046	26.24	1,149,046
Total	2,633,467	$28.09	2,633,467	$13,732,060

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

iv.      The Common and Special Common Shares authorization did not expire during the third quarter of 2009.

v.       TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the third quarter of 2009.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the third quarter of 2009 and had no borrowings outstanding under their revolving credit facilities as of September 30, 2009.  TDS and U.S. Cellular entered into new revolving credit facilities on June 30, 2009 and terminated their prior revolving credit facilities at that time.

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

Item 6.  Exhibits

Exhibit 4.1 – $400,000,000 Credit Agreement dated June 30, 2009 among TDS and the lenders and other parties identified therein is hereby incorporated by reference from Exhibit 4.1 to TDS’ Current Report on Form 8-K dated June 30, 2009.

Exhibit 4.2 – $300,000,000 Credit Agreement dated June 30, 2009 among U.S. Cellular and the lenders and other parties identified therein is hereby incorporated by reference from Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009.

Exhibit 10.1 – TDS Compensation Plan for Non-Employee Directors, as amended January 20, 2009, is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 28, 2009.

Exhibit 10.2 – U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

Exhibit 10.3 – Guidelines and Procedures for TDS Officer Bonuses, as amended, is hereby incorporated by reference from Exhibit 10.3 to TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Exhibit 10.4 – Settlement Agreement dated April 24, 2009 between TDS and GAMCO, is hereby incorporated by reference to exhibit 10.1 to TDS’ Current Report on Form 8-K dated April 24, 2009.

Exhibit 11 – Computation of Earnings per share is included herein as Note 7 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 – Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 18 – Preferability letter from Independent Registered Public Accounting Firm, is hereby incorporated by reference from Exhibit 18 to TDS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Date:   November 5, 2009

/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (Principal Executive Officer)

Date:   November 5, 2009

/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:   November 5, 2009

/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Corporate Controller (Principal Accounting Officer)

Signature page for the TDS 2009 Third Quarter Form 10-Q