Form 10-Q
period 2010-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2010-05-10
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Shares, $.01 par value	49,824,627 Shares
Special Common Shares, $.01 par value	49,255,526 Shares
Series A Common Shares, $.01 par value	6,498,354 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2010

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009

Operating revenues	$1,222,615	$1,258,387

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	444,495	467,287
Selling, general and administrative	480,143	463,559
Depreciation, amortization and accretion	189,389	182,993
Loss on asset disposals, net	5,431	4,170
Total operating expenses	1,119,458	1,118,009

Operating income	103,157	140,378

Investment and other income (expense)
Equity in earnings of unconsolidated entities	24,903	25,337
Interest and dividend income	2,441	2,072
Interest expense	(28,720)	(30,370)
Other, net	(190)	499
Total investment and other income (expense)	(1,566)	(2,462)

Income before income taxes	101,591	137,916
Income tax expense	38,465	42,106
Net income	63,126	95,810
Less: Net income attributable to noncontrolling interests, net of tax	(14,011)	(21,350)
Net income attributable to TDS shareholders	49,115	74,460
Preferred dividend requirement	(12)	(13)
Net income available to common shareholders	$49,103	$74,447

Basic weighted average shares outstanding	105,938	112,238
Basic earnings per share attributable to TDS shareholders	$0.46	$0.66

Diluted weighted average shares outstanding	106,250	112,427
Diluted earnings per share attributable to TDS shareholders	$0.46	$0.66

Dividends per share	$0.1125	$0.1075

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Cash flows from operating activities
Net income	$63,126	$95,810
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	189,389	182,993
Bad debts expense	20,245	20,303
Stock-based compensation expense	7,444	5,556
Deferred income taxes, net	(13,874)	5,603
Equity in earnings of unconsolidated entities	(24,903)	(25,337)
Distributions from unconsolidated entities	7,243	6,029
Loss on asset disposals, net	5,431	4,170
Other operating activities	948	52
Changes in assets and liabilities from operations
Accounts receivable	9,648	(10,936)
Inventory	(947)	7,720
Accounts payable	(40,676)	(48,271)
Customer deposits and deferred revenues	784	(1,010)
Accrued taxes	35,641	34,893
Accrued interest	9,212	9,358
Other assets and liabilities	(58,051)	(63,683)
	210,660	223,250

Cash flows from investing activities
Additions to property, plant and equipment	(146,622)	(165,236)
Cash paid for acquisitions and licenses	(21,118)	(14,582)
Cash paid for investments	(50,000)	(26,248)
Cash received for investments	15,561	—
Other investing activities	439	1,010
	(201,740)	(205,056)

Cash flows from financing activities
Repayment of long-term debt	(697)	(993)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	463	383
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	486	356
Repurchase of TDS Special Common Shares	(14,810)	(12,237)
Repurchase of U.S. Cellular Common Shares	(5,186)	(13,291)
Dividends paid	(11,891)	(12,057)
Distributions to noncontrolling interests	(2,284)	(1,458)
Other financing activities	(527)	61
	(34,446)	(39,236)

Net decrease in cash and cash equivalents	(25,526)	(21,042)

Cash and cash equivalents
Beginning of period	670,992	777,309
End of period	$645,466	$756,267

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Current assets
Cash and cash equivalents	$645,466	$670,992
Short-term investments	148,364	113,275
Accounts receivable
Due from customers, less allowances of $28,220 and $30,422, respectively	348,090	384,470
Other, principally connecting companies, less allowances of $6,208 and $7,201, respectively	138,688	130,973
Inventory	157,935	156,987
Net deferred income tax asset	29,948	29,874
Prepaid expenses	101,905	94,336
Other current assets	68,669	66,764
	1,639,065	1,647,671
Investments
Licenses	1,446,825	1,443,025
Goodwill	713,013	707,840
Other intangible assets, net of accumulated amortization of $111,611 and $108,944, respectively	31,823	26,589
Investments in unconsolidated entities	221,112	203,799
Other investments	9,627	9,785
	2,422,400	2,391,038
Property, plant and equipment
In service and under construction	8,860,837	8,760,327
Less: Accumulated depreciation	5,385,182	5,252,482
	3,475,655	3,507,845

Other assets and deferred charges	64,651	65,759

Total assets	$7,601,771	$7,612,313

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2010	2009

Current liabilities
Current portion of long-term debt	$2,277	$2,509
Accounts payable	307,423	347,348
Customer deposits and deferred revenues	166,080	164,451
Accrued interest	21,330	12,227
Accrued taxes	99,432	57,087
Accrued compensation	62,021	93,524
Other current liabilities	99,023	117,081
	757,586	794,227

Deferred liabilities and credits
Net deferred income tax liability	506,453	516,919
Other deferred liabilities and credits	371,698	373,862
	878,151	890,781

Long-term debt	1,492,666	1,492,908

Commitments and contingencies

Noncontrolling interests with redemption features	752	727

Equity
TDS shareholders’ equity
Common Shares, par value $.01 per share; authorized 100,000 shares; issued 57,082 shares	571	571
Special Common Shares, par value $.01 per share; authorized 165,000 shares; issued 63,442 shares	634	634
Series A Common Shares, par value $.01 per share; authorized 25,000 shares; issued and outstanding 6,498 and 6,492 shares, respectively	65	65
Capital in excess of par value	2,095,636	2,088,807
Treasury shares at cost:
Common Shares, 7,258 and 7,277 shares, respectively	(216,249)	(217,381)
Special Common Shares, 14,187 and 13,717 shares, respectively	(477,140)	(464,268)
Accumulated other comprehensive loss	(2,966)	(2,710)
Retained earnings	2,399,321	2,363,759
Total TDS shareholders’ equity	3,799,872	3,769,477

Preferred shares	831	832
Noncontrolling interests	671,913	663,361

Total equity	4,472,616	4,433,670

Total liabilities and equity	$7,601,771	$7,612,313

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Common Shares	Special Common Shares	Series A Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Treasury Special Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2009	$571	$634	$65	$2,088,807	$(217,381)	$(464,268)	$(2,710)	$2,363,759	$3,769,477	$832	$663,361	$4,433,670
Add (Deduct)
Net income attributable to TDS Shareholders	—	—	—	—	—	—	—	49,115	49,115	—	—	49,115
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	—	—	—	13,986	13,986
Changes related to retirement plan	—	—	—	—	—	—	(256)	—	(256)	—	—	(256)
Common, Special Common and Series A Common Shares dividends	—	—	—	—	—	—	—	(11,879)	(11,879)	—	—	(11,879)
Preferred dividends	—	—	—	—	—	—	—	(12)	(12)	—	—	(12)
Repurchase of shares	—	—	—	—	—	(14,810)	—	—	(14,810)	(1)	—	(14,811)
Dividend reinvestment plan	—	—	—	—	1,067	196	—	(318)	945	—	—	945
Incentive and compensation plans	—	—	—	433	65	1,742	—	(1,344)	896	—	—	896
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	2,838	—	—	—	—	2,838	—	(3,150)	(312)
Stock-based compensation awards (1)	—	—	—	3,614	—	—	—	—	3,614	—	—	3,614
Tax windfall (shortfall) from stock awards (2)	—	—	—	(56)	—	—	—	—	(56)	—	—	(56)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,284)	(2,284)
March 31, 2010	$571	$634	$65	$2,095,636	$(216,249)	$(477,140)	$(2,966)	$2,399,321	$3,799,872	$831	$671,913	$4,472,616

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Common Shares	Special Common Shares	Series A Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Treasury Special Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2008	$571	$634	$65	$2,066,597	$(163,017)	$(350,091)	$(13,391)	$2,226,031	$3,767,399	$852	$648,924	$4,417,175
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	—	—	—	74,460	74,460	—	—	74,460
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	—	—	—	21,326	21,326
Changes related to retirement plan	—	—	—	—	—	—	447	—	447	—	—	447
Common, Special Common and Series A Common Shares dividends	—	—	—	—	—	—	—	(12,044)	(12,044)	—	—	(12,044)
Preferred dividends	—	—	—	—	—	—	—	(13)	(13)	—	—	(13)
Repurchase of shares	—	—	—	—	—	(12,075)	—	—	(12,075)	—	—	(12,075)
Dividend reinvestment plan	—	—	—	1	179	239	—	(7)	412	—	—	412
Incentive and compensation plans	—	—	—	(156)	—	1,463	—	(567)	740	—	—	740
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	2,688	—	—	—	—	2,688	—	(12,089)	(9,401)
Stock-based compensation awards (1)	—	—	—	2,592	—	—	—	—	2,592	—	—	2,592
Tax windfall (shortfall) from stock awards (2)	—	—	—	(68)	—	—	—	—	(68)	—	—	(68)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,458)	(1,458)
March 31, 2009	$571	$634	$65	$2,071,654	$(162,838)	$(360,464)	$(12,944)	$2,287,860	$3,824,538	$852	$656,703	$4,482,093

(1)                                  Reflects TDS Corporate and TDS Telecom’s current year stock-based compensation awards impact on Capital in excess of par value. U.S. Cellular’s amounts are included in Adjust investment in subsidiaries for repurchases, issuances and other compensation plans.

(2)           Reflects tax windfalls/(shortfalls) associated with the exercise of options and the vesting of restricted stock awards of TDS Common Shares and TDS Special Common Shares. U.S. Cellular’s tax windfalls/(shortfalls) associated with the exercise of options and vesting of restricted stock awards of U.S. Cellular are included in Adjust investment in subsidiaries for repurchases, issuances, and other compensation plans.

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Net income	$63,126	$95,810
Net change in accumulated other comprehensive income
Changes related to retirement plan	(256)	447
Comprehensive income	62,870	96,257
Less: Comprehensive income attributable to noncontrolling interests	(14,011)	(21,350)
Comprehensive income attributable to TDS shareholders	$48,859	$74,907

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 82%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’ 80%-owned printing and distribution company, Suttle-Straus, Inc.  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2010 presentation.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items and adjustments to prior periods as described in Note 2 - Adjustment of Prior Period Amounts) necessary to present fairly the financial position as of March 31, 2010 and the results of operations, cash flows, changes in equity and changes in comprehensive income for the three months ended March 31, 2010 and 2009.  The results of operations, cash flows, changes in equity and changes in comprehensive income for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

2.   Revision of Prior Period Amounts

In preparing its financial statements for the three months ended March 31, 2010, TDS discovered certain errors related to accounting for operating revenues and sales tax liabilities. These errors resulted in the overstatement of operating revenues and understatement of sales tax liabilities for 2009, 2008 and 2007. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), TDS evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first quarter 2010, TDS believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. As permitted by SAB 108, TDS revised in the current filing and plans to revise in the next filings of its quarterly and annual consolidated financial statements previously reported annual and quarterly results for 2009, 2008 and 2007 for these immaterial amounts. In addition to recording these adjustments, TDS recorded and plans to record other adjustments to prior-year amounts to correct other immaterial items, which include adjustments related to rent expense as disclosed in TDS’ 2009 Form 10-K.

The Consolidated Balance Sheet at December 31, 2009 was revised to reflect the cumulative effect of these errors which resulted in a decrease to Retained earnings of $7.8 million.  Also, in accordance with SAB 108, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have been revised as follows:

Consolidated Balance Sheet — December 31, 2009

(Dollars in thousands)	As previously reported	Adjustment	Revised

Accounts receivable - Due from customers	$380,941	$3,529	$384,470
Total current assets	1,644,142	3,529	1,647,671
Total assets	7,608,784	3,529	7,612,313
Customer deposits and deferred revenues	167,963	(3,512)	164,451
Accrued taxes	39,644	17,443	57,087
Total current liabilities	780,296	13,931	794,227
Net deferred income tax liability	517,762	(843)	516,919
Total deferred liabilities and credits	891,624	(843)	890,781
Retained earnings	2,371,587	(7,828)	2,363,759
Total TDS shareholders’ equity	3,777,305	(7,828)	3,769,477
Noncontrolling interests	665,092	(1,731)	663,361
Total equity	4,443,229	(9,559)	4,433,670
Total liabilities and equity	7,608,784	3,529	7,612,313

Consolidated Statement of Operations — Three Months Ended March 31, 2009

(Dollars in thousands)	As previously reported	Adjustment	Revised

Operating revenues	$1,256,646	$1,741	$1,258,387
Cost of services and products (excluding Depreciation, amortization and accretion)	467,407	(120)	467,287
Selling, general and administrative expenses	467,848	(4,289)	463,559
Depreciation, amortization and accretion	182,766	227	182,993
Loss on asset disposals, net	2,416	1,754	4,170
Total operating expenses	1,120,437	(2,428)	1,118,009
Operating income	136,209	4,169	140,378
Interest expense	(30,105)	(265)	(30,370)
Total investment and other income (expense)	(2,197)	(265)	(2,462)
Income before income taxes	134,012	3,904	137,916
Income tax expense	40,638	1,468	42,106
Net income	93,374	2,436	95,810
Net income attributable to noncontrolling interests, net of tax	(21,366)	16	(21,350)
Net income attributable to TDS shareholders	72,008	2,452	74,460
Net income available to common shareholders	71,995	2,452	74,447
Basic earnings attributable to TDS shareholders	0.64	0.02	0.66
Diluted earnings attributable to TDS shareholders	0.64	0.02	0.66

Consolidated Statement of Cash Flows — Three Months Ended March 31, 2009

(Dollars in thousands)	As previously reported	Adjustment	Revised

Net income	$93,374	$2,436	$95,810
Depreciation, amortization and accretion	182,766	227	182,993
Deferred income taxes, net	4,934	669	5,603
Loss on asset disposals, net	2,416	1,754	4,170
Change in accounts receivable	(6,272)	(4,664)	(10,936)
Change in customer deposits and deferred revenues	(823)	(187)	(1,010)
Change in accrued taxes	34,865	28	34,893
Change in other assets and liabilities	(63,420)	(263)	(63,683)
Cash flows from operating activities	223,250	—	223,250

3.   Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If a tax is assessed upon TDS but billed to customers to recover it, the amounts billed to customers are recorded in Operating revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded in Operating revenues that were billed to customers and remitted to governmental authorities totaled $38.4 million and $27.4 million for the three months ended March 31, 2010 and 2009, respectively.

Implementation of Revised Variable Interest Entity Accounting

TDS holds interests in certain variable interest entities (“VIEs”) as such term is defined by GAAP.  Under GAAP, a VIE generally is an entity in which the voting rights held by equity holders are ineffective in determining which party has a controlling financial interest in the entity because control of an entity may be achieved through arrangements that do not involve voting equity.  The primary beneficiary of a VIE, as defined by GAAP, is required to consolidate the VIE in its financial statements.  Prior to January 1, 2010, the primary beneficiary of a VIE was the entity that recognized a majority of a VIE’s expected gains or losses, as determined based on a quantitative model.  Effective January 1, 2010, new provisions under GAAP related to accounting for VIEs provide for a more qualitative assessment in determining the primary beneficiary of a VIE.

The revised consolidation guidance related to VIEs effective January 1, 2010 did not change TDS’ consolidated reporting entities.  See Note 11 — Variable Interest Entities (VIEs) for details on consolidated VIEs.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method.  ASU 2009-13 will be effective for TDS on January 1, 2011; however, early adoption is permitted.  TDS is currently reviewing the requirements of ASU 2009-13 and has not yet determined the impact on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements that include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”).  ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is “more than incidental to the tangible product as a whole.”  ASU 2009-14 will be effective for TDS on January 1, 2011; however, early adoption is permitted.  TDS does not anticipate that this pronouncement will have a significant impact on its financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in FASB ASC 820, Fair Value Measurements and Disclosures.  TDS adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-6, and will become effective on January 1, 2011.  Adoption of this pronouncement has not had, and is not expected to have, a significant impact on TDS’ fair value disclosures.

4.   Fair Value Measurements

As of March 31, 2010 and December 31, 2009, TDS did not have any financial assets or liabilities that were required, under GAAP, to be recorded at fair value on a recurring basis in its Consolidated Balance Sheet. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes. The fair value of financial instruments was as follows:

	March 31,		December 31,
	2010		2009
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Cash and cash equivalents	$645,466	$645,466	$670,992	$670,992
Short-term investments	148,364	148,364	113,275	113,275
Long-term debt (1)	1,487,995	1,468,305	1,488,196	1,461,976

(1)   Excludes capital lease obligations

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair value of Long-term debt, excluding capital lease obligations, was estimated using market prices for TDS’ 7.6% Series A notes and 6.625% senior notes, U.S. Cellular’s 7.5% senior notes, and discounted cash flow analysis for the remaining debt.

As of March 31, 2010, TDS held certificates of deposit totaling $97.7 million.  At March 31, 2010, these certificates of deposit had original maturities of between 120 days and one year on the dates TDS acquired these certificates of deposit and earned interest at annual rates between 0.50% and 1.74%.

As of March 31, 2010, TDS also held commercial paper with an aggregate face value of $50.0 million guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  These investments include notes issued by Goldman Sachs Group, Inc. with a face value of $25.0 million, which pay interest semi-annually at the coupon rate of 1.7% and mature on March 15, 2011; and notes issued by General Electric Capital Corporation with a face value of $25.0 million, which pay interest semi-annually at the coupon rate of 1.8% and mature on March 11, 2011. These investments were purchased at a premium and are carried at amortized cost on the balance sheet ($50.7 million as of March 31, 2010).

As of March 31, 2010, TDS did not have any nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three months ended March 31, 2010 and 2009 was 37.9% and 30.5%, respectively.  The effective tax rate for the three months ended March 31, 2009 was lower than the rate for the three months ended March 31, 2010 due primarily to a 2009 state tax benefit resulting from a state tax law change.  This benefit, along with other minor discrete benefits in the quarter, decreased income tax expense for the three months ended March 31, 2009 by $9.9 million; absent these benefits, the effective tax rate for such period would have been higher by 7.2 percentage points.

6.   Earnings Per Share

Basic earnings per share attributable to TDS shareholders is computed by dividing Net income available to common shareholders of TDS by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to TDS shareholders is computed by dividing Net income available to common shareholders of TDS by the weighted average number of common shares adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009

Basic earnings per share attributable to TDS shareholders
Net income attributable to TDS	$49,115	$74,460
Preferred dividend requirement	(12)	(13)
Net income attributable to common shareholders of TDS used in basic earnings per share	$49,103	$74,447

Diluted earnings per share attributable to TDS shareholders
Net income attributable to common shareholders of TDS used in basic earnings per share	$49,103	$74,447
Noncontrolling income adjustment (1)	(181)	(195)
Preferred dividend adjustment (2)	12	12
Net income attributable to common shareholders of TDS used in diluted earnings per share	$48,934	$74,264

Weighted average number of shares used in basic earnings per share
Common Shares	49,852	51,693
Special Common Shares	49,594	54,084
Series A Common Shares	6,492	6,461
Total	105,938	112,238
Effects of dilutive securities:
Stock options (3)	110	50
Restricted stock units (4)	158	93
Preferred shares (5)	44	46
Weighted average number of shares used in diluted earnings per share	106,250	112,427

Basic earnings per share attributable to TDS shareholders	$0.46	$0.66

Diluted earnings per share attributable to TDS shareholders	$0.46	$0.66

(1)          The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)          The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore treated as if converted for shares.

(3)          Stock options exercisable into 662 Common Shares and 4,372 Special Common Shares for the three months ended March 31, 2010, and 855 Common Shares and 3,450 Special Common Shares for the three months ended March 31, 2009, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(4)          Restricted stock units issuable upon vesting into Special Common Shares that were excluded in computing Diluted Earnings per Share because their effects were antidilutive totaled less than one thousand in both 2010 and 2009.

(5)          For the class of preferred shares that is convertible for Common Shares, there were no antidilutive preferred shares for the three-month periods ended March 31, 2010 and 2009.

7.   Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies and wireless spectrum and related service businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those wireless and wireline interests that are not strategic to its long-term success.

On March 19, 2010, TDS acquired 100% of the outstanding shares of VISI Incorporated (“VISI”) for $18.0 million in cash, including preliminary working capital adjustments.  VISI is a managed services company which provides colocation, dedicated hosting, Internet and virtual computing services to small and medium-sized companies.  VISI is included in the TDS Telecom ILEC business segment for reporting purposes.

TDS’ acquisitions during the first quarter of 2010 and 2009 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price
(Dollars in thousands)	Purchase price (1)	Goodwill (2)	Licenses	Intangible assets subject to amortization	Net tangible assets (liabilities)

2010
U.S. Cellular licenses	$3,800	$—	$3,800	$—	$—
TDS Telecom ILEC business	18,027	5,173	—	7,900	4,954
Total	$21,827	$5,173	$3,800	$7,900	$4,954

2009
U.S. Cellular licenses	$12,250	$—	$12,250	$—	$—
TDS Telecom
ILEC business	289	289	—	—	—
ILEC other	14	14	—	—	—
Total	$12,553	$303	$12,250	$—	$—

(1)          Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

(2)          None of the goodwill was amortizable for income tax purposes.

8.   Licenses and Goodwill

Changes in TDS’ licenses and goodwill for the three months ended March 31, 2010 and 2009 are presented below.

Licenses

	U.S.
(Dollars in thousands)	Cellular (1)	TDS Telecom	Total

Balance December 31, 2009	$1,440,225	$2,800	$1,443,025
Acquisitions	3,800	—	3,800
Balance March 31, 2010	$1,444,025	$2,800	$1,446,825

Balance December 31, 2008	$1,438,640	$2,800	$1,441,440
Acquisitions	12,250	—	12,250
Balance March 31, 2009	$1,450,890	$2,800	$1,453,690

Goodwill

	U.S.	TDS	Non- reportable
(Dollars in thousands)	Cellular (1)	Telecom (2)	segment (3)	Total

Balance December 31, 2009	$617,222	$450,156	$3,802	$1,071,180
Accumulated impairment losses	(333,900)	(29,440)	—	(363,340)
	283,322	420,716	3,802	707,840
Acquisitions	—	5,173	—	5,173
Balance March 31, 2010	$283,322	$425,889	$3,802	$713,013

Balance December 31, 2008	$616,764	$449,853	$3,802	$1,070,419
Accumulated impairment losses	(333,900)	(29,440)	—	(363,340)
	282,864	420,413	3,802	707,079
Acquisitions	—	303	—	303
Other	458	—	—	458
Balance March 31, 2009	$283,322	$420,716	$3,802	$707,840

(1)          Prior to January 1, 2009, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS licenses and goodwill, as required by GAAP in effect at that time.  Consequently, U.S. Cellular’s licenses, goodwill and accumulated impairment loss reported on a stand-alone basis do not match the TDS consolidated licenses, goodwill and accumulated impairment losses related to U.S. Cellular.

(2)          The entire goodwill balance of $29.4 million at the TDS Telecom CLEC business segment was impaired in 2004.  The remaining goodwill balance at TDS Telecom is attributed to the ILEC business segment.

(3)          “Non-reportable segment” consists of goodwill related to Suttle-Straus.

9.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $24.9 million and $25.3 million in the three months ended March 31, 2010 and 2009, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.9 million in both periods.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Revenues	$1,219,000	$1,177,000
Operating expenses	863,000	818,000
Operating income	356,000	359,000
Other income	6,000	8,000
Net income	$362,000	$367,000

10.   Commitments and Contingencies

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

Legal Proceedings

TDS is involved or may be involved from time to time in legal proceedings before the Federal Communications Commission (“FCC”), other regulatory authorities, and/or various state and federal courts.  If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures.  The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

11. Variable Interest Entities (VIEs)

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular, TDS’ subsidiary, participated in and was awarded spectrum licenses in each of four separate spectrum auctions (FCC Auctions 78, 73, 66, and 58) indirectly through its interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships.”  Each entity qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

Consolidated VIEs

As of March 31, 2010, TDS consolidates the following VIEs under GAAP:

•                  Aquinas Wireless;

•                  King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•                  Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•                  Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

TDS holds a variable interest in the entities listed above due to capital contributions and/or advances it provided to these entities.  The power to direct the activities of the VIEs that most significantly impacts their economic performance is shared.  Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

Following is a summary of the capital contributions and advances made to each entity by TDS as of March 31, 2010 (dollars in thousands).  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

Aquinas Wireless	$2,132
King Street Wireless & King Street Wireless, Inc.	300,904
Barat Wireless & Barat Wireless, Inc.	127,685
Carroll Wireless & Carroll PCS, Inc.	131,294
$562,015

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Assets
Cash	$651	$679
Other current assets	204	393
Licenses	487,962	487,962
Other assets	1,548	440
Total assets	$490,365	$489,474

Liabilities
Customer deposits and deferred revenues	$—	$70
Total liabilities	$—	$70

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

These VIEs are in the process of developing long-term business and financing plans.  These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions.  As such, these entities have risks similar to the business risks described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2009.

12. TDS and U.S. Cellular Share Repurchases

On November 19, 2009, the Board of Directors of TDS authorized a $250 million stock repurchase program for both TDS Common and Special Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions. This authorization will expire on November 19, 2012.

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  These purchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.

Share repurchases made under these authorizations and prior authorizations were as follows:

Three Months Ended March 31, (Dollars and shares in thousands, except cost per share)	Number of Shares	Average Cost Per Share	Amount (1)

2010
U.S. Cellular Common Shares	128	$40.68	$5,186
TDS Common Shares	—	—	—
TDS Special Common Shares	511	28.99	14,810
2009
U.S. Cellular Common Shares	367	$36.22	$13,291
TDS Common Shares	—	—	—
TDS Special Common Shares	504	23.96	12,075

(1)          Amounts reported on the Consolidated Statement of Cash Flows may differ from these amounts due to repurchases and subsequent cash settlements occurring in different periods.

13. Noncontrolling Interests

The following schedule discloses the effects of net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Net income attributable to TDS shareholders	$49,115	$74,460
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(634)	(355)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	(120)	171
Net transfers (to) from noncontrolling interests	(754)	(184)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$48,361	$74,276

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

The settlement value of TDS’ mandatorily redeemable noncontrolling interests in finite-lived subsidiaries is estimated to be $121.5 million at March 31, 2010. This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2010, net of estimated liquidation costs.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2010 is $45.0 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

14. Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Equity Method Investments
Balance, beginning of period	$306	$608
Net change in equity method investments	—	—
Balance, end of period	$306	$608

Retirement Plans
Balance, beginning of period	$(3,016)	$(13,999)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(953)	(200)
Amortization of unrecognized net loss	539	452
	(414)	252
Deferred income taxes	158	195
Net change in retirement plans	(256)	447
Balance, end of period	$(3,272)	$(13,552)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(2,710)	$(13,391)
Add (deduct):
Net change in equity method investments	—	—
Net change in retirement plans	(256)	447
Balance, end of period	$(2,966)	$(12,944)

15. Business Segment Information

Financial data for TDS’ business segments for the three-month periods ended, or as of March 31, 2010 and 2009, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC.”

Three Months Ended or as of		TDS Telecom				Non-	Other
March 31, 2010	U.S.			ILEC/CLEC	TDS Telecom	Reportable	Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Eliminations	Total	Segment (1)	Items (2)	Total

Operating revenues	$1,024,037	$150,156	$47,743	$(2,394)	$195,505	$10,142	$(7,069)	$1,222,615
Cost of services and products	368,182	46,492	24,492	(2,231)	68,753	8,033	(473)	444,495
Selling, general and administrative expense	428,661	41,737	15,538	(163)	57,112	1,696	(7,326)	480,143
Adjusted OIBDA (3) (4)	227,194	61,927	7,713	—	69,640	413	730	297,977
Depreciation, amortization and accretion expense	143,233	37,058	6,365	—	43,423	533	2,200	189,389
Loss on asset disposals, net	5,176	260	85	—	345	(93)	3	5,431
Operating income (loss)	78,785	24,609	1,263	—	25,872	(27)	(1,473)	103,157

Total assets	5,759,036	1,450,988	120,894	—	1,571,882	21,695	249,158	7,601,771
Capital expenditures	121,514	20,190	3,186	—	23,376	270	1,462	146,622

Three Months Ended or as of		TDS Telecom				Non-	Other
March 31, 2009	U.S.			ILEC/CLEC	TDS Telecom	Reportable	Reconciling
(Dollars in thousands)	Cellular	ILEC	CLEC	Eliminations	Total	Segment (1)	Items (2)	Total

Operating revenues	$1,054,505	$150,187	$51,189	$(2,074)	$199,302	$11,867	$(7,287)	$1,258,387
Cost of services and products	385,584	47,684	26,771	(1,846)	72,609	9,533	(439)	467,287
Selling, general and administrative expense	408,159	41,029	17,335	(228)	58,136	1,773	(4,509)	463,559
Adjusted OIBDA (3) (4)	260,762	61,474	7,083	—	68,557	561	(2,339)	327,541
Depreciation, amortization and accretion expense	137,878	36,086	5,777	—	41,863	657	2,595	182,993
Loss on asset disposals, net	3,945	138	77	—	215	(7)	17	4,170
Operating income (loss)	118,939	25,250	1,229	—	26,479	(89)	(4,951)	140,378

Total assets	5,630,237	1,392,177	128,076	—	1,520,253	24,347	489,624	7,664,461
Capital expenditures	137,741	21,411	4,995	—	26,406	134	955	165,236

(1)          Represents Suttle-Straus.

(2)          Consists of corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate investments.

(3)          Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of intangible assets (if any).  Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  This amount may also be commonly referred to by management as operating cash flow.  This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(4)          Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of intangible assets, if any, in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual.  Accordingly you should be aware that TDS may incur such amounts in the future.

16. Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

TDS:

	Three Months Ended March 31,
(Dollars and shares in thousands)	2010	2009

Common Shares withheld (1)	—	—
Special Common Shares withheld (1)	—	—

Aggregate value of Common Shares withheld	$—	$—
Aggregate value of Special Common Shares withheld	—	—

Cash receipts upon exercise of stock options	$463	$383
Cash disbursements for payment of taxes (2)	—	—
Net cash receipts from exercise of stock options and vesting of other stock awards	$463	$383

U.S. Cellular:

	Three Months Ended March 31,
(Dollars and shares in thousands)	2010	2009

Common Shares withheld (1)	18	—

Aggregate value of Common Shares withheld	$753	$—

Cash receipts upon exercise of stock options	$538	$356
Cash disbursements for payment of taxes (2)	(52)	—
Net cash receipts from exercise of stock options and vesting of other stock awards	$486	$356

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

TDS declared and paid dividends of $11.9 million or $0.1125 per share during the three months ended March 31, 2010.  TDS declared and paid dividends of $12.1 million or $0.1075 per share in the three months ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.1 million wireless customers and 1.1 million wireline equivalent access lines at March 31, 2010. TDS conducts substantially all of its wireless operations through its 82%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its 80%-owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and footnotes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the TDS Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 6.1 million customers in five geographic market areas in 26 states. As of March 31, 2010, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.5 million in such markets, was 13.2%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to acquire and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the first three months of 2010 included the following:

•                  Total customers were 6,147,000 at March 31, 2010, including 5,768,000 retail customers.

•                  Retail customer net additions were 24,000 in 2010 compared to 63,000 in 2009, reflecting continuing pressures from weak economic and very competitive industry conditions.  Prepaid net additions increased to 33,000 in 2010 from 3,000 in 2009.

•                  Postpay customers comprised approximately 95% of U.S. Cellular’s retail customers as of March 31, 2010. The postpay churn rate improved to 1.4% in 2010 compared to 1.5% in 2009.

•                  Service revenues of $965.2 million decreased $18.4 million (2%) year-over-year, due primarily to decreases in retail service revenues ($10.6 million) and inbound roaming revenues ($8.1 million). Retail service revenues decreased due to a decline in voice revenues which was partially offset by continued growth in data revenues.  Data revenues grew 28% year-over-year to $201.3 million.

•                  Additions to property, plant and equipment totaled $121.5 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,310.

•                  U.S. Cellular’s innovative Battery Swap program and Overage Protection service remained popular with its customers in 2010.  By March 31, 2010, U.S. Cellular had completed 1.5 million battery swaps since the program launched in May 2009. Also, U.S. Cellular had nearly 1.5 million customers sign up for Overage Protection since it launched in November 2009.

•                  U.S. Cellular continued its efforts on a number of multi-year initiatives including the development of: a Billing and Operational Support System (“BSS/OSS”) including a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•                  Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

•                  Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepaid service;

•                  Potential increases in prepaid or reseller customers as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

•                  Increasing penetration in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers rather than by adding customers that are new to wireless service;

•                  Continued growth in revenues from data products and services and lower growth or declines in revenues from voice services;

•                  The effect of recent industry consolidation, such as Verizon’s acquisition of Alltel, and possible further industry consolidation, and the effects on roaming revenues, service and equipment pricing;

•                  Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

•                  Continued enhancements to U.S. Cellular’s wireless networks, including expansion of 3G services; and

•                  Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future eligible telecommunication carrier (“ETC”) funding from the universal service fund (“USF”), as discussed below.

See “Results of Operations—Wireless.”

2010 Wireless Estimates

U.S. Cellular’s estimates of full-year 2010 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended March 31, 2010. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

The following is unchanged from guidance as disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2009, except that U.S. Cellular did not previously provide guidance on Adjusted OIBDA.

2010
Estimated Results
Service revenues	$3,975-$4,075 million
Adjusted OIBDA (1)	$850-$950 million
Operating income	$250-$350 million
Depreciation, amortization and accretion expenses, and losses on disposals and impairment of assets (2)	Approx. $600 million
Capital expenditures	Approx. $600 million

(1)          Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA);

the net gain or loss on asset disposals (if any); and the loss on impairment of intangible assets (if any). This amount may also be commonly referred to by management as operating cash flow. This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(2)          The 2010 Estimated Results include estimates for Depreciation, amortization and accretion expenses and losses on disposals of assets, but do not include an estimate for losses on impairment of assets since these can not be predicted.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

TDS Telecom

TDS Telecom provides high-quality telecommunications services, including full-service local exchange service, long-distance telephone service and broadband access, to rural and suburban area communities. TDS Telecom’s business plan is designed for a full-service telecommunications company, including both ILEC and CLEC operations. TDS Telecom’s strategy is to be the preferred provider of telecommunications services—including voice, broadband and video services—in its chosen markets. This strategy encompasses many components, including:

•                  Developing services and products;

•                  Formulating market and customer strategies;

•                  Investing in networks and deploying advanced technologies;

•                  Assessing the competitive environment and responding when appropriate;

•                  Advocating with respect to state and federal regulations for positions that support its ability to provide advanced telecommunications services to its customers; and

•                  Exploring transactions to acquire or divest properties that would result in strengthening its operations.

Both ILECs and CLECs are faced with significant challenges, including growing competition from wireless and other wireline providers (other CLECs and cable providers), changes in regulation, technologies such as Voice over Internet Protocol (“VoIP”), the uncertainty in the economy and the industry-wide decline in use of second lines by customers. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom in the future.

Financial and operating highlights in the first three months of 2010 included the following:

•                  Overall equivalent access lines served by TDS Telecom as of March 31, 2010 decreased 3% to 1,128,000 compared to March 31, 2009. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

•                  Operating revenues decreased 2% in 2010 to $195.5 million primarily due to a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers offset by improved regulatory recoveries.  Revenue from the acquisition of one ILEC company in November of 2009 as well as an increase in ILEC data customers partially offset this decline.

•                  Operating expenses decreased 2% in 2010 to $169.6 million as a result of workforce reduction initiatives and employee benefit modifications implemented during 2009.  Costs also decreased for reduced expenses of acquiring and serving fewer CLEC customers.  Partially offsetting these declines was an increase in legal expense and consulting expense related to the cost to acquire a managed services company in March 2010.  Operating expenses also increased in 2010 due to the acquisition of one ILEC company in 2009.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•                  Continued uncertainty related to current economic conditions and the challenging business environment;

•                  Continued increasing competition from wireless and other wireline providers (other CLECs and cable providers) and technologies such as Voice over Internet Protocol (“VoIP”), third generation Evolution-Data Optimized (“3G”) mobile networks, and the development of fourth-generation mobile technology (“4G”);

•                  Continuing declines in physical access lines in service related to voice lines and second lines and continued increases in high-speed data customers;

•                  Continued focus on customer retention programs, including discounting for “triple-play” bundles involving voice, DSL and satellite TV;

•                  Continued focus on cost-reduction initiatives through product cost improvement and process efficiencies;

•                  The effect of recent industry consolidation, such as the recent agreement by CenturyTel (d/b/a CenturyLink) to acquire Qwest International, and possible further industry consolidation, and the effects on competition;

•                  The Federal government’s disbursement of Broadband Stimulus Funds to bring broadband to rural customers;

•                  Uncertainty related to the National Broadband Plan and FCC rulemaking, including uncertainty relating to future compensation from the universal service fund, as discussed below; and

•                  Potential acquisitions by TDS Telecom.

See “Results of Operations—Wireline.”

2010 Wireline Estimates

TDS Telecom’s estimates of full-year 2010 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the three months ended March 31, 2010.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

2010 Estimated Results
	Current	Previous (1)

ILEC and CLEC Operations:
Operating revenues	$760 - $790 million	$740 - $780 million
Adjusted OIBDA (2)	$250 - $275 million	N/A
Operating income (3)	$80 - $105 million	$70 - $100 million
Depreciation, amortization and accretion expenses and losses on asset disposals (3)	Approx. $170 million	Unchanged
Capital expenditures	Approx. $155 million	Approx. $140 million

(1)          Guidance as disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2009.  TDS did not previously provide guidance on Adjusted OIBDA.

(2)          Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of intangible assets (if any). This amount may also be commonly referred to by management as operating cash flow. This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(3)          The 2010 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on asset disposals, but do not include an estimate for losses on impairment of assets since these cannot be predicted.

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

Cash Flows and Investments - TDS and its subsidiaries had cash and cash equivalents totaling $645.5 million; short-term investments in the form of certificates of deposit and commercial paper aggregating $148.4 million; and borrowing capacity under their revolving credit facilities of $696.4 million as of March 31, 2010.  Also, during the three months ended March 31, 2010, TDS and its subsidiaries generated $210.7 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows, investments and revolving credit agreements.

Recent Developments

American Recovery and Reinvestment Act

Congress enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. During the first round of funding under the Recovery Act, TDS Telecom was awarded two grants in the aggregate amount of $12.5 million.  During the first quarter of 2010, TDS Telecom submitted applications for the second round of funding, which were due March 29, 2010. There is no assurance TDS Telecom will receive any grants or loans in this second round of funding. U.S. Cellular has not received any grants of Recovery Act funds.  The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas.

National Broadband Plan and Related Matters

In early 2009, Congress directed the FCC to develop a National Broadband Plan to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. The six long-term goals identified by the FCC in the plan include:

(1)          At least 100 million U.S. homes should have affordable access to actual download speeds of at least 100 megabits per second and actual upload speeds of at least 50 megabits per second;

(2)          The United States should lead the world in mobile innovation, with the fastest and most extensive wireless networks of any nation;

(3)          Every American should have affordable access to robust broadband service, and the means and skills to subscribe if they so choose;

(4)          Every community should have affordable access to at least 1 gigabit per second (“Gbps”) broadband service to anchor institutions such as schools, hospitals and government buildings;

(5)          To ensure the safety of Americans, every first responder should have access to a nationwide public safety wireless network;

(6)          To ensure that America leads in the clean energy economy, every American should be able to use broadband to track and manage their real-time energy consumption.

The National Broadband Plan identifies four approaches in which the government can influence broadband development in the United States.  The following identifies each of these approaches and also discusses certain actions taken by the FCC on April 21, 2010, consistent with or in furtherance of the National Broadband Plan.

(1)  Design policies to ensure robust competition and, as a result, maximize consumer welfare, innovation and investment:

Under this approach, among other things, action would be taken that would facilitate wireless data roaming.  Consistent with this policy, on April 21, 2010, the FCC issued a proposed rulemaking seeking comment on rules that if adopted, would apply to roaming for mobile data services, such as mobile broadband service.

In addition, consistent with the foregoing, on April 21, 2010, the FCC issued an order expanding voice roaming by eliminating the “home roaming exclusion” that allowed a wireless carrier to deny roaming where the requesting carrier had spectrum in the relevant market.  As a result, the FCC will treat requests for automatic roaming in home markets under the same framework as other requests for automatic roaming.

In addition, the National Broadband Plan recommends that new spectrum be identified by the end of 2010 and released for unlicensed use within the next ten years and that revised rules be proposed in the third quarter of 2010 to allow for increased spectrum sharing among compatible point-to-point microwave services and greater flexibility in deploying wireless backhaul.

(2)  Ensure efficient allocation and management of assets that the government controls or influences, such as spectrum, poles and rights-of-way, to encourage network upgrades and competitive entry:

Under this approach, among other things, the FCC would ensure that assets (e.g., spectrum and poles) are managed efficiently such as through rules on right of way, and access to support infrastructure of municipalities and competitors.

In addition, the National Broadband Plan recommends that the FCC make 500 megahertz of spectrum available for broadband use within the next ten years, of which 300 MHz of high-value spectrum between 225 MHz and 3.7 gigahertz should be made available for mobile use within five years.

Also, the National Broadband Plan recommends that Congress consider expanding the FCC’s authority to enable it to conduct incentive auctions in which incumbent licensees may relinquish rights in spectrum assignments for the FCC to reclaim and re-license that spectrum for another purpose which could include mobile uses.

(3)  Reform current universal service mechanisms to support deployment of broadband in high-cost areas; and ensure that low-income Americans can afford broadband; and, in addition, support efforts to boost adoption and utilization:

Under this approach, among other things, the universal service fund would be reformed to transfer funding from existing USF mechanisms to a new fund aimed at broadband deployment.  As part of this plan, on April 21, 2010, the FCC issued a notice of inquiry and proposed rulemaking with the goal of reforming USF to ultimately transition USF compensation from current recipients for the provision of voice services to carriers for the provision of broadband in unserved areas.  If such actions are taken, they could reduce support for both wireless and wireline recipients of USF funds, which could have a material adverse effect on U.S. Cellular and TDS Telecom.

The National Broadband Plan also contemplates a reform of inter-carrier compensation in conjunction with the changes to the USF. In the notice of inquiry and proposed rulemaking of April 21, 2010, the FCC indicated that it was seeking comment on the relationship of the USF and existing inter-carrier compensation and ways to reform inter-carrier compensation.  However, the notice of inquiry and proposed rulemaking of April 21, 2010 does not make any specific recommendations concerning inter-carrier compensation and, thus, the issue is likely to be the subject of further rulemaking proceedings by the FCC.

(4)  Reform laws, policies, standards and incentives to maximize the benefits of broadband in sectors that the government influences significantly, such as public education, health care and government operations:

Under this approach, among other things, state and local governments would be encouraged to invest in broadband and to implement online service delivery and to use cloud-computing models.

The FCC notes that about one-half of the plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and the state and local government working closely with private and non-profit sectors.  TDS cannot predict the outcome of these deliberations or what effect any final rules, regulations or laws may have on its ability to compete in the provision of wireline and wireless broadband service to its customer base. Changes in regulation or the amount or distribution of funds to U.S. Cellular, TDS Telecom and other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas, and could have a material adverse affect on TDS’ business, financial condition or results of operations.

Net Neutrality

As disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2009, the FCC initiated a rulemaking proceeding in 2009 designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless and wireline Internet service providers to manage applications and content that traverse their networks. These principles, which the FCC initially announced in 2005, espoused the right of consumers to access lawful Internet content, to run applications and use services of their choice.  In 2008, the FCC ruled that Comcast had violated these principles by moderating the amount of bandwidth used by certain peer-to-peer services and ordered Comcast to discontinue this practice. Comcast challenged this order and, on April 6, 2010, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the FCC had exceeded its authority under the Communications Act of 1934, as amended, when it sought to regulate Comcast’s network management practices for its high-speed Internet access service. In 2010, the FCC sought and received comments on its Net Neutrality proposals and concerning the impact of the Comcast case on those proposals.  It is currently evaluating those comments.  Accordingly, the status of the FCC’s network neutrality proceeding is uncertain at this time and, as a result, there may be further proceedings or legislation relating to the FCC’s authority to regulate the Internet. TDS cannot predict the ultimate outcome of this matter or the effect it will have on its wireless or wireline broadband services.

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended March 31,			Increase/	Percentage
(Dollars in thousands, except per share amounts)	2010	2009	(Decrease)	Change
Operating revenues
U.S. Cellular	$1,024,037	$1,054,505	$(30,468)	(3)%
TDS Telecom	195,505	199,302	(3,797)	(2)%
All other (1)	3,073	4,580	(1,507)	(33)%
Total operating revenues	1,222,615	1,258,387	(35,772)	(3)%
Operating expenses
U.S. Cellular	945,252	935,566	9,686	1%
TDS Telecom	169,633	172,823	(3,190)	(2)%
All other (1)	4,573	9,620	(5,047)	(52)%
Total operating expenses	1,119,458	1,118,009	1,449	—
Operating income (loss)
U.S. Cellular	78,785	118,939	(40,154)	(34)%
TDS Telecom	25,872	26,479	(607)	(2)%
All other (1)	(1,500)	(5,040)	3,540	70%
Total operating income	103,157	140,378	(37,221)	(27)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	24,903	25,337	(434)	(2)%
Interest and dividend income	2,441	2,072	369	18%
Interest expense	(28,720)	(30,370)	1,650	5%
Other, net	(190)	499	(689)	>(100)%
Total other income (expenses)	(1,566)	(2,462)	896	36%

Income before income taxes	101,591	137,916	(36,325)	(26)%
Income tax expense	38,465	42,106	(3,641)	(9)%

Net income	63,126	95,810	(32,684)	(34)%
Less: Net income attributable to noncontrolling interests, net of tax	(14,011)	(21,350)	7,339	34%
Net income attributable to TDS shareholders	49,115	74,460	(25,345)	(34)%
Preferred dividend requirement	(12)	(13)	1	8%
Net income available to common shareholders	$49,103	$74,447	$(25,344)	(34)%

Basic earnings per share attributable to TDS shareholders	$0.46	$0.66	$(0.20)	(30)%
Diluted earnings per share attributable to TDS shareholders	$0.46	$0.66	$(0.20)	(30)%

(1)          Consists of other corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate investments.

Operating Revenues and Expenses

See “Results of Operations — Wireless” and “Results of Operations — Wireline” below for factors that affected consolidated Operating revenues and expenses.

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

TDS’ investment in the Los Angeles SMSA Limited Partnership contributed $16.9 million to Equity in earnings from unconsolidated entities in both 2010 and 2009.

Interest expense

The decrease in interest expense in 2010 was primarily a result of a $2.8 million decrease in interest due to redemption of U.S. Cellular’s 8.75% senior notes in December of 2009.

Income tax expense

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Net income attributable to U.S. Cellular noncontrolling interests, net of tax
Noncontrolling public shareholders’	$(8,764)	$(15,775)
Noncontrolling shareholders’ or partners’	(5,247)	(5,575)
	$(14,011)	$(21,350)

RESULTS OF OPERATIONS — WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 82%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31, (1)	2010	2009
Total market population of consolidated operating markets (2)	46,546,000	46,306,000
Customers (3)	6,147,000	6,243,000
Market penetration (2)	13.2%	13.5%
Total full-time equivalent employees	8,868	8,754
Cell sites in service	7,310	6,942

For the Three Months Ended March 31, (4)	2010	2009
Net retail customer additions (5)	24,000	63,000
Net customer additions (5)	6,000	47,000
Average monthly service revenue per customer (6)	$52.42	$52.64
Postpay churn rate (7)	1.4%	1.5%

(1)          Amounts include results for U.S. Cellular’s consolidated operating markets as of March 31.

(2)          Calculated using 2009 and 2008 Claritas population estimates for 2010 and 2009, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 90,468,000 and 6.8%, and 83,726,000 and 7.5%, as of March 31, 2010 and 2009, respectively.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2010	2009
Customers on postpay service plans in which the end user is a customer of U.S. Cellular (“postpay customers”)	5,473,000	5,480,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	295,000	290,000
Total retail customers	5,768,000	5,770,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	379,000	473,000
Total customers	6,147,000	6,243,000

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

(6)          Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis. Variances in this measurement are monitored and compared to variances in expenses on a per customer basis. Average monthly service revenue per customer is calculated as follows:

	Three Months Ended
	March 31,
	2010	2009
Service revenues per Consolidated Statements of Operations (000s)	$965,188	$983,615
Divided by average customers during period (000s)*	6,137	6,229
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$52.42	$52.64

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

(7)          Postpay churn rate represents the percentage of the postpay customer base that disconnects service each month.

Components of Operating Income

Three Months Ended March 31, (Dollars in thousands)	2010	2009	Increase/ (Decrease)	Percentage Change
Retail service	$865,219	$875,839	$(10,620)	(1)%
Inbound roaming	51,942	60,057	(8,115)	(14)%
Other	48,027	47,719	308	1%
Service revenues	965,188	983,615	(18,427)	(2)%
Equipment sales	58,849	70,890	(12,041)	(17)%
Total operating revenues	1,024,037	1,054,505	(30,468)	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	207,077	199,883	7,194	4%
Cost of equipment sold	161,105	185,701	(24,596)	(13)%
Selling, general and administrative	428,661	408,159	20,502	5%
Depreciation, amortization and accretion	143,233	137,878	5,355	4%
Loss on asset disposals, net	5,176	3,945	1,231	31%
Total operating expenses	945,252	935,566	9,686	1%
Operating income	$78,785	$118,939	$(40,154)	(34)%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services and long distance, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the USF.

Retail service revenues

The decrease in Retail service revenues in 2010 was due to a decrease in the average number of customers; the impact of fewer customers more than offset the impact of higher revenue per customer.

•                  The average number of customers decreased to 6,137,000 in 2010 from 6,229,000 in 2009.

•                  Average monthly retail service revenue per customer increased less than 1% to $46.99 in 2010 from $46.87 in 2009. The net increase resulted primarily from growth in revenues from data products and services and revenues related to regulatory cost recovery, which together offset a decline in revenues from voice services.

Revenues from data products and services totaled $201.3 million in 2010 and $157.0 million in 2009, and represented 21% of service revenues in 2010 compared to 16% of service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.  In March 2010, U.S. Cellular launched new data offerings for its prepaid customers, which included picture and video messaging, ringtones, email services, and easyedgeSM service and applications. U.S. Cellular expects that the growth in revenues from data products and services will continue as customers increasingly purchase premium and smartphone devices along with data plans and applications and utilize

U.S. Cellular’s 3G network. U.S. Cellular’s 3G network covered over 75% of its customers as of March 31, 2010. U.S. Cellular expects to expand its 3G network to cover approximately 98% of its customers by the summer of 2010.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rate established by the FCC to 14.1% in 2010 from 9.5% in 2009.

Revenues from voice services declined year-over-year primarily due to a reduction in average voice revenue per customer.  The reduction in average voice revenue per customer reflects industry competition which has resulted in lower pricing overall as well as growth in family plans and service plans with enhanced coverage areas and value (such as free incoming calls, free mobile-to-mobile and unlimited minutes).  Also, decreases in the average prepaid customer base and the average revenue per prepaid customer contributed to a decline in prepaid voice revenues. U.S. Cellular expects continued pressure on revenues from voice services in the foreseeable future due to industry competition related to service plan offerings.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2010 was due primarily to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined. This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel as separate entities. U.S. Cellular anticipates that inbound roaming revenues for the full year 2010 will be flat to slightly higher than the prior year due to the positive impact of increasing minutes of use and increasing data usage from U.S. Cellular’s roaming partners, partially offset by the negative impact of decreasing rates per minute or kilobyte of use.

Equipment sales revenues

Equipment sales revenues include revenues from sales of handsets and related accessories to both new and existing customers, as well as revenues from sales of handsets and accessories to agents. All equipment sales revenues are recorded net of anticipated rebates.

U.S. Cellular’s customer retention efforts include offering new smartphones and premium handsets at discounted prices to existing customers as the expiration date of the customer’s service contract approaches. U.S. Cellular also continues to sell handsets to agents; this practice enables U.S. Cellular to provide better control over the quality of handsets sold to its customers, establish roaming preferences and earn quantity discounts from handset manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell handsets to agents in the future.

The decrease in 2010 equipment sales revenues was driven primarily by declines of 12% in total handsets sold and 8% in average revenue per handset sold. Total handsets sold declined due to fewer new sales and renewal transactions. Average revenue per handset sold declined due to aggressive promotional pricing across all categories of handsets.

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

Key components of the overall increase in system operations expenses were as follows:

•                  Maintenance, utility and cell site expenses increased $5.2 million, or 7%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,310 at March 31, 2010 and 6,942 at March 31, 2009, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets.

•                  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.4 million, or 3%, due primarily to higher data usage.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future, driven by the following factors:

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

Cost of equipment sold

Cost of equipment sold decreased in 2010 due primarily to a 12% decline in total handsets sold as well as a slight reduction in the average cost per handset sold. Total handsets sold declined due to fewer new sales and renewal transactions.

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

Key components of the net increase in Selling, general and administrative expenses in 2010 were as follows:

•                  Selling and marketing expenses decreased by $6.2 million, or 3%, due primarily to lower commissions expense reflecting fewer new sales and renewal transactions; and lower advertising expense due to differences in the timing of spending for media purchases.

•                  General and administrative expenses increased $26.7 million, or 13%, due to higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above); higher costs related to investments in multi-year initiatives as described in the Overview section; costs of the Battery Swap program; and higher employee related expenses.

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased due primarily to an increase in the gross property, plant and equipment balances from 2009 to 2010.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

Loss on asset disposals, net

These amounts represent charges related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom served 1,128,000 equivalent access lines at March 31, 2010, a net decrease of 30,100 lines from the 1,158,100 equivalent access lines served at March 31, 2009.

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

On March 19, 2010, TDS acquired 100% interest in a managed services company which provides colocation, dedicated hosting, Internet and virtual computing services.  The operations of the managed services company is included in the ILEC operations from the date of acquisition.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

			Increase/
As of March 31,	2010	2009	(Decrease)

ILEC
Equivalent access lines	778,700	777,100	1,600
Physical access lines	530,400	556,800	(26,400)
High-speed data customers	217,400	188,100	29,300
Long-distance customers	365,600	348,900	16,700

CLEC
Equivalent access lines	349,300	381,000	(31,700)
High-speed data customers	36,000	39,700	(3,700)

An ILEC company acquired after March 31, 2009 increased the equivalent and physical access line counts at March 31, 2010 by 7,700 and 5,900, respectively.

The decline in CLEC equivalent access lines from 2009 to 2010 is primarily the result of attrition in residential customers due to a shift in TDS Telecom’s CLEC strategy to focus on serving primarily a commercial subscriber base.

TDS Telecom

Components of Operating Income

Three months ended March 31,			Increase/	Percentage
(Dollars in thousands)	2010	2009	(Decrease)	Change

Operating revenues
ILEC revenues	$150,156	$150,187	$(31)	—
CLEC revenues	47,743	51,189	(3,446)	(7)%
Intra-company elimination	(2,394)	(2,074)	(320)	(15)%
TDS Telecom operating revenues	195,505	199,302	(3,797)	(2)%

Operating expenses
ILEC expenses	125,547	124,937	610	—
CLEC expenses	46,480	49,960	(3,480)	(7)%
Intra-company elimination	(2,394)	(2,074)	(320)	(15)%
TDS Telecom operating expenses	169,633	172,823	(3,190)	(2)%

TDS Telecom operating income	$25,872	$26,479	$(607)	(2)%

ILEC Operations

Components of Operating Income

Three months ended March 31,			Increase/	Percentage
(Dollars in thousands)	2010	2009	(Decrease)	Change

Voice revenues	$44,558	$48,578	$(4,020)	(8)%
Data revenues	28,298	25,060	3,238	13%
Network access revenues	67,942	67,831	111	—
Miscellaneous revenues	9,358	8,718	640	7%
Total operating revenues	150,156	150,187	(31)	—

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	46,492	47,684	(1,192)	(2)%
Selling, general and administrative expenses	41,737	41,029	708	2%
Depreciation, amortization and accretion	37,058	36,086	972	3%
Loss on asset disposals, net	260	138	122	88%
Total operating expenses	125,547	124,937	610	—

Total operating income	$24,609	$25,250	$(641)	(3)%

Operating Revenues

Voice revenues (charges for providing local telephone exchange and long-distance services).

The decrease in Voice revenues in 2010 was primarily due to a 6% decline in average physical access lines in service (excluding the impact of acquisitions) which negatively impacted local service revenues by $2.4 million.  Additionally, local service and long-distance revenues decreased by $2.6 million due to discounts attributed to bundled offerings, which encourage customers to take multiple products such as local service, long-distance, advanced calling features and voice messaging services at a reduced price.  Acquisitions increased Voice revenues $0.5 million in 2010.

Data revenues (charges for providing Internet and other data related services).

The increase in Data revenues in 2010 was primarily due to a 16% growth in average high-speed data customers which accounted for increased revenues of $3.5 million.  Bundling discounts and promotions partially offset by customers converting to higher DSL speeds moved the average data revenue per customer lower, decreasing revenues $0.7 million.  Increases in usage of other data products increased revenues by $0.5 million.  Decreases in dial-up customers decreased Data revenue $0.9 million.  Acquisitions increased Data revenues $1.0 million compared to 2009.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues were unchanged from 2009 levels.  Revenues received through inter-state regulatory recovery mechanisms increased by $0.7 million.  Revenues from special access circuits increased $0.4 million in 2010.  A 6% decrease in intra-state minutes of use, and a 14% decline in inter-state minutes of use combined to reduce revenues $0.9 million in 2010.  Additionally, in 2009, $0.9 million of access charges previously invoiced were recognized as revenues as their collectability became reasonably assured.  Acquisitions increased Network access revenues $0.7 million in 2010 to partially offset these declines.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment and reselling direct broadcast satellite service as well as other miscellaneous services).

Miscellaneous revenues increased primarily due to satellite sales and video revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

The decrease in Cost of services and products in 2010 was primarily driven by a decrease of $1.9 million in employee related costs due to workforce reduction initiatives as well as modifications in employee retirement benefits.  The cost of promotions was also $0.9 million less in 2010.  Higher circuit bandwidth costs of $1.0 million to support the growth in high-speed data products partially offset these decreases.  Acquisitions increased cost of service and products $0.8 million in 2010.

Selling, general and administrative expenses

The increase in 2010 was primarily due to an increase in Universal Service Funding of $1.2 million due to higher rates.  Additionally, costs to acquire a managed services company increased costs in the first quarter of 2010 by $1.0 million.  Partially offsetting these charges was a reduction in employee costs of $0.9 million due to a workforce reduction, modification of employee retirement benefits of $0.8 million and a reduction in bad debt expense of $0.4 million.  Acquisitions increased Selling, general and administrative expenses $0.5 million in 2010.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.6 million in 2010 due to accelerated depreciation expense on certain video assets due to technological obsolescence.  Acquisitions increased Depreciation, amortization and accretion expense $0.6 million in 2010.

CLEC Operations

Components of Operating Income

Three months ended March 31,			Increase/	Percentage
(Dollars in thousands)	2010	2009	(Decrease)	Change

Retail revenues	$42,668	$45,570	$(2,902)	(6)%
Wholesale revenues	5,075	5,619	(544)	(10)%
Total operating revenues	47,743	51,189	(3,446)	(7)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	24,492	26,771	(2,279)	(9)%
Selling, general and administrative expenses	15,538	17,335	(1,797)	(10)%
Depreciation, amortization and accretion	6,365	5,777	588	10%
Loss on asset disposals, net	85	77	8	10%
Total operating expenses	46,480	49,960	(3,480)	(7)%

Total operating income	$1,263	$1,229	$34	3%

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 9% from 2009, decreasing retail revenues $3.9 million.  Residential equivalent access lines decreased 25% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  Average commercial equivalent access lines declined 4% from 2009 to 2010.  As a result of the shifting of customer base, average revenue per subscriber increased resulting in higher revenues of $1.0 million in 2010.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2010 was primarily driven by a 30% reduction in minutes of use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased in 2010 due to a $1.5 million reduction in purchased network elements related services, primarily caused by the decrease in the residential customer base.  Costs of provisioning managed Internet Protocol service (“Managed IP”) as well as DSL and other services also decreased $0.4 million in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased in 2010 due primarily to reductions in employee related expenses of $1.0 million and the curtailment of sales and marketing promotions of $0.5 million.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense increased $0.6 million during 2010 primarily due to accelerated depreciation expense on certain equipment due to technological obsolescence.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements either are not expected to have a significant effect on TDS’ financial condition or results of operations or TDS is currently analyzing such pronouncements in order to determine their impact, if any.

See Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

(Dollars in thousands)	2010	2009

Cash flows from (used in):
Operating activities	$210,660	$223,250
Investing activities	(201,740)	(205,056)
Financing activities	(34,446)	(39,236)
Net decrease in cash and cash equivalents	$(25,526)	$(21,042)

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and Adjusted OIBDA margin and is included for purposes of analyzing changes in cash flows from operating activities. TDS believes these measures provide useful information to investors regarding TDS’ financial condition and results of operations because they highlight certain key cash and non-cash items and their impacts on cash flows from operating activities:

(Dollars in thousands)	2010	2009

Operating income	$103,157	$140,378
Non-cash items
Depreciation, amortization and accretion	189,389	182,993
Loss on asset disposals, net	5,431	4,170
Adjusted OIBDA (1) (2)	$297,977	$327,541

Adjusted OIBDA margin (3)	24.4%	26.0%

(1)          Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of intangible assets (if any).  This amount may also be commonly referred to by management as operating cash flow.  This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows. See Note 15 — Business Segment Information in the Notes to Consolidated Financial Statements.

(2)          Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of intangible assets, if any, in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

(3)          Adjusted OIBDA margin is defined as Adjusted OIBDA divided by Operating revenues. Adjusted OIBDA margin may also be commonly referred to by management as operating cash flow margin.

Cash flows from operating activities in 2010 were $210.7 million, a decrease of $12.6 million from 2009. Significant changes included the following:

•                  Adjusted OIBDA, as shown in the table above, declined by $29.5 million primarily due to a decrease in U.S. Cellular operating income. See discussion in the “Results of Operations — Wireless” for factors that affected U.S. Cellular operating income.

•      Changes in working capital accounts, excluding accrued taxes, resulted in net cash outflows of $80.0 million and $106.8 million in 2010 and 2009, respectively, causing a year-over-year increase in cash flows of $26.8 million.  The 2009 period includes a $38.0 million deposit paid to the Internal Revenue Service (“IRS”) to eliminate any potential interest due to the IRS related to a pending income tax audit subsequent to the date of the deposit. The deposit was recorded in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009.

•      Income tax payments, net of refunds, increased by $18.0 million to $25.0 million in 2010 from $7.0 million in 2009.  This increase primarily relates to tax payments made in 2010 related to the 2009 tax year.

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

Cash used for property, plant and equipment and system development expenditures totaled $146.6 million in 2010 and $165.2 million in 2009. These expenditures were made to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•                  U.S. Cellular’s capital expenditures totaled $121.5 million in 2010 and $137.7 million in 2009 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•                  TDS Telecom’s capital expenditures for its ILEC operations totaled $20.2 million in 2010 and $21.4 million in 2009 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $3.2 million in 2010 and $5.0 million in 2009 for switching and other network facilities.

•                  Corporate and other capital expenditures totaled $1.7 million in 2010 and $1.1 million in 2009.

The following table presents Free cash flow. TDS believes that Free cash flow as reported by TDS is useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

(Dollars in thousands)	2010	2009

Cash flows from operating activities	$210,660	$223,250
Capital expenditures	(146,622)	(165,236)
Free cash flow (1)	$64,038	$58,014

(1)          Free cash flow is defined as Cash flows from operating activities minus Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash flows from Operating Activities and Cash flows from Investing Activities for details on the changes to the components of Free cash flow.

Cash payments for acquisitions in 2010 and 2009 were as follows:

Cash Payment for Acquisitions (1) (Dollars in thousands)	2010	2009

U.S. Cellular licenses	$3,800	$11,850
TDS Telecom business	17,318	2,441
Other	—	291
Total	$21,118	$14,582

(1)   Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

In 2010, TDS invested in commercial paper with a face value of $50.0 million guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  The notes pay interest semi-annually and mature in March 2011. Also, $15.6 million in certificates of deposit (“CDs”) were redeemed in the first quarter of 2010 and $26.2 million of CDs were purchased in the first quarter of 2009.

Cash Flows from Financing Activities

In 2010, TDS repurchased Special Common Shares at an aggregate cost of $14.8 million.  In 2009, TDS repurchased Special Common Shares at an aggregate cost of $12.1 million. A total of $10.3 million was paid in cash before March 31, 2009 and $1.8 million was paid in April 2009. In addition, in January 2009 TDS paid $1.9 million for the fourth quarter 2008 share repurchases.  Payments for repurchases of U.S. Cellular Common Shares required $5.2 million in 2010 and $13.3 million in 2009.  See Note 12 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that existing cash balances, expected cash flows from operating activities and funds available under its revolving credit facilities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their financing needs.

Consumer spending significantly impacts TDS’ operations and performance. Factors that influence levels of consumer spending include: unemployment rates, increases in fuel and other energy costs, conditions in residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors. Changes in these and other economic factors could have a material adverse effect on demand for TDS’ products and services and on TDS’ financial condition and results of operations.

TDS cannot provide assurances that circumstances that could have a material adverse affect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets or other factors could restrict TDS’ liquidity and availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition or share repurchase programs. Such reductions could have a material adverse effect on TDS’ business, financial condition or results of operations.

Cash and Cash Equivalents

At March 31, 2010, TDS had $645.5 million in cash and cash equivalents, which include cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At March 31, 2010, TDS invested a significant portion of its cash balances in money market funds that invested exclusively in short-term U.S. Treasury securities or repurchase agreements backed by U.S. Treasury securities.  TDS monitors the financial viability of the money market funds in which it invests and believes that the credit risk associated with these investments is low.

Short-term Investments

As of March 31, 2010, TDS held certificates of deposit totaling $97.7 million.  At March 31, 2010, these certificates of deposit had original maturities of between 120 days and one year on the dates TDS acquired these certificates of deposit and earned interest at annual rates between 0.50% and 1.74%.

As of March 31, 2010, TDS also held commercial paper with an aggregate face value of $50.0 million guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  These investments include notes issued by Goldman Sachs Group, Inc. with a face value of $25.0 million, which pay interest semi-annually at the coupon rate of 1.7% and mature on March 15, 2011; and notes issued by General Electric Capital Corporation with a face value of $25.0 million, which pay interest semi-annually at the coupon rate of 1.8% and mature on March 11, 2011. These investments were purchased at a premium and are carried at amortized cost on the balance sheet ($50.7 million as of March 31, 2010).

Revolving Credit Facilities

TDS has a $400 million and U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At March 31, 2010, there were no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $396.6 million available for use under the TDS revolving credit facility, and there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use under the U.S. Cellular revolving credit facility.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2010, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities is subject to increase if their current credit ratings from Standard & Poor’s Rating Services, Moody’s Investors Service or Fitch Ratings are lowered, and is subject to decrease if the ratings are raised.  The credit facilities would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the credit facilities or obtain access to other credit facilities in the future.

TDS’ and U.S. Cellular’s credit ratings as of March 31, 2010 and the dates that such ratings were issued/re-affirmed were as follows:

Moody’s (re-affirmed September 21, 2009)	Baa2	- stable outlook
Standard & Poor’s (issued March 5, 2010)	BBB-	- stable outlook
Fitch Ratings (issued August 20, 2009)	BBB+	- negative outlook

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of March 31, 2010 with all of the covenants and requirements set forth in their revolving credit facilities.

Long-Term Financing

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of March 31, 2010 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2010 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2010.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2009 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

TDS, at its discretion, may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2010 are expected to be approximately $600 million. These expenditures are expected to be for the following general purposes:

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

TDS Telecom’s anticipated capital expenditures for 2010 are expected to be approximately $155 million to upgrade plant and equipment to provide enhanced services.

TDS plans to finance its capital expenditures program for 2010 using cash flows from operating activities, existing cash balances and, if necessary, short-term debt.

Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies, wireless spectrum and related service businesses. In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success. TDS also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, TDS may not disclose such transactions until there is a definitive agreement. See Note 7 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details on significant transactions in 2010.

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 11—Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Special Common Shares (TDS only) and Common Shares, subject to their repurchase programs. For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases during 2010 and 2009, see Note 12 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2009 and March 31, 2010 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by Securities and Exchange Commission (“SEC”) rules, that had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in TDS’ Form 10-K for the year ended December 31, 2009.  Changes to significant accounting policies are discussed in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three months ended March 31, 2010.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2009.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2009, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

•                  Intense competition in the markets in which TDS operates could adversely affect TDS’ revenues or increase its costs to compete.

•                  A failure by TDS to successfully execute its business strategy or allocate resources or capital could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•                  TDS currently receives a significant amount of roaming revenues from its wireless business.  As a result of consolidation of companies in the wireless industry, TDS roaming revenues have declined significantly from amounts earned in certain prior years. Further industry consolidation and continued build outs by existing and new wireless carriers could cause roaming revenues to decline even more, which would have an adverse effect on TDS’ business, financial condition and results of operations.

•                  A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business and operations.

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

•                  The completion of acquisitions by other companies has led to increased consolidation in the wireless telecommunications industry.  TDS’ lower scale relative to larger wireless carriers has in the past and could in the future prevent or delay its access to new products including handsets, new technology and/or new content and applications which could adversely affect TDS’ ability to attract and retain customers and, as a result, could adversely affect its business, financial condition or results of operations.

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

•                  TDS could incur higher than anticipated intercarrier compensation costs.

•                  TDS is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

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

•                  TDS’ investments in technologies which are unproven may not produce the benefits that TDS expects.

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

•                  A failure by TDS to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, including breaches of network or information technology security, could have an adverse effect on TDS’ business, financial condition or results of operations.

•                  Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on TDS’ business, financial condition or results of operations.

•                  The market prices of TDS’ Common Shares and Special Common Shares are subject to fluctuations due to a variety of factors.

•                  Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the SEC.

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

•                  Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events, could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ financial condition or results of operations.

•                  Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs.

•                  TDS’ and U.S. Cellular’s credit facilities and the indentures governing their senior notes include restrictive covenants that limit their operating flexibility and TDS and U.S. Cellular may be unable to service their debt or to refinance their indebtedness before maturity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of March 31, 2010, TDS’ long-term debt was in the form of fixed-rate notes with original maturities ranging up to 40 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair values of these fixed-rate notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ long-term debt as of March 31, 2010.

Refer to the disclosure under Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2009, for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt. There have been no material changes to such information since December 31, 2009.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of March 31, 2010, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

TDS is involved or may be involved from time to time in legal proceedings before the Federal Communications Commission (“FCC”), other regulatory authorities, and/or various state and federal courts. If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in TDS’ Annual Report on Form 10-K may not be the only risks that affect TDS. Additional unidentified or unrecognized risks and uncertainties may materially adversely affect TDS’ business, financial condition and/or operating results. In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in particular the section captioned “Overview,” for disclosures of certain developments that have occurred since TDS filed its Form 10-K for the year ended December 31, 2009. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the three months ended March 31, 2010, TDS repurchased 510,902 Special Common Shares for $14.8 million, or an average of $28.99 per Special Common Share pursuant to the current authorization. TDS did not repurchase any TDS Common Shares during the same period.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common and Special Common Shares during the quarter covered by this Form 10-Q.

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2010
Common	—	$—	—
Special Common	127,589	29.55	127,589
Total	127,589	29.55	127,589	$243,353,857
February 1 – 28, 2010
Common	—	—	—
Special Common	216,100	28.33	216,100
Total	216,100	28.33	216,100	237,232,512
March 1 – 31, 2010
Common	—	—	—
Special Common	167,213	29.41	167,213
Total	167,213	29.41	167,213	232,314,184
Total for or as of end of the quarter ended March 31, 2010
Common	—	—	—
Special Common	510,902	28.99	510,902
Total	510,902	$28.99	510,902	$232,314,184

The following is additional information with respect to the Common and Special Common Shares authorization:

i.                  The date the program was announced was November 20, 2009 by Form 8-K.

ii.               The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.            The expiration date for the program is November 19, 2012.

iv.           The Common and Special Common Shares authorization did not expire during the first quarter of 2010.

v.              TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the first quarter of 2010.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the first quarter of 2010 and had no borrowings outstanding under their revolving credit facilities as of March 31, 2010.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit 11 — Computation of Earnings per share is included herein as Note 6 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2009. Reference is made to TDS’ Form 10-K for the year ended December 31, 2009 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 10, 2010	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2010	/s/ Kenneth R. Meyers
Kenneth R. Meyers,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2010	/s/ Douglas D. Shuma
Douglas D. Shuma,
Senior Vice President and
Corporate Controller
(Principal Accounting Officer)

Signature page for the TDS 2010 First Quarter Form 10-Q