Form 10-Q
period 2010-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2010-08-05
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Shares, $.01 par value	49,849,632 Shares
Special Common Shares, $.01 par value	48,716,833 Shares
Series A Common Shares, $.01 par value	6,504,284 Shares

Part I. Financial Information Item 1. Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009

Operating revenues	$1,232,219	$1,242,070	$2,454,654	$2,500,296

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	453,037	431,022	897,569	898,414
Selling, general and administrative	501,329	471,076	982,416	934,939
Depreciation, amortization and accretion	190,258	183,512	379,647	366,505
Loss on asset disposals, net	1,214	3,021	6,645	7,191
Total operating expenses	1,145,838	1,088,631	2,266,277	2,207,049

Operating income	86,381	153,439	188,377	293,247

Investment and other income (expense)
Equity in earnings of unconsolidated entities	25,997	18,363	50,900	43,700
Interest and dividend income	2,674	2,902	5,115	4,974
Interest expense	(29,265)	(32,534)	(58,223)	(63,044)
Other, net	(1,929)	(25)	(2,119)	474
Total investment and other income (expense)	(2,523)	(11,294)	(4,327)	(13,896)

Income before income taxes	83,858	142,145	184,050	279,351
Income tax expense	31,469	55,242	69,392	97,081
Net income	52,389	86,903	114,658	182,270
Less: Net income attributable to noncontrolling interests, net of tax	(12,102)	(20,539)	(25,957)	(41,809)
Net income attributable to TDS shareholders	40,287	66,364	88,701	140,461
Preferred dividend requirement	(12)	(13)	(25)	(26)
Net income available to common shareholders	$40,275	$66,351	$88,676	$140,435

Basic weighted average shares outstanding	105,520	110,741	105,728	111,486
Basic earnings per share attributable to TDS shareholders	$0.38	$0.60	$0.84	$1.26

Diluted weighted average shares outstanding	105,907	110,971	106,071	111,698
Diluted earnings per share attributable to TDS shareholders	$0.38	$0.60	$0.83	$1.25

Dividends per share	$0.1125	$0.1075	$0.2250	$0.2150

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009

Cash flows from operating activities
Net income	$114,658	$182,270
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	379,647	366,505
Bad debts expense	39,633	42,761
Stock-based compensation expense	16,743	14,394
Deferred income taxes, net	(28,881)	18,882
Equity in earnings of unconsolidated entities	(50,900)	(43,700)
Distributions from unconsolidated entities	48,740	13,239
Loss on asset disposals, net	6,645	7,191
Other operating activities	3,381	2,125
Changes in assets and liabilities from operations
Accounts receivable	(20,985)	(68,283)
Inventory	32,177	(9,928)
Accounts payable	(35,572)	(63,963)
Customer deposits and deferred revenues	4,217	(5,151)
Accrued taxes	24,209	60,406
Accrued interest	102	513
Other assets and liabilities	(31,468)	(73,300)
	502,346	443,961

Cash flows from investing activities
Additions to property, plant and equipment	(317,950)	(290,821)
Cash paid for acquisitions and licenses	(28,264)	(15,042)
Cash paid for investments	(385,000)	(109,055)
Cash received for investments	15,661	—
Other investing activities	1,479	2,040
	(714,074)	(412,878)

Cash flows from financing activities
Repayment of long-term debt	(1,280)	(1,655)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	845	743
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	144	(405)
Repurchase of TDS Special Common Shares	(31,092)	(86,565)
Repurchase of U.S. Cellular Common Shares	(21,423)	(19,332)
Dividends paid	(23,732)	(23,814)
Payment of debt issuance costs	—	(9,959)
Distributions to noncontrolling interests	(4,314)	(3,417)
Other financing activities	65	769
	(80,787)	(143,635)

Net decrease in cash and cash equivalents	(292,515)	(112,552)

Cash and cash equivalents
Beginning of period	670,992	777,309
End of period	$378,477	$664,757

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets (Unaudited)

(Dollars in thousands)	June 30, 2010	December 31, 2009

Current assets
Cash and cash equivalents	$378,477	$670,992
Short-term investments	379,227	113,275
Accounts receivable
Due from customers, less allowances of $29,168 and $30,422, respectively	355,004	384,470
Other, less allowances of $6,691 and $7,201, respectively	143,352	130,973
Inventory	124,810	156,987
Net deferred income tax asset	29,948	29,874
Prepaid expenses	92,770	94,336
Other current assets	62,659	66,764
	1,566,247	1,647,671
Investments
Licenses	1,453,526	1,443,025
Goodwill	718,635	707,840
Other intangible assets, net of accumulated amortization of $114,740 and $108,944, respectively	28,693	26,589
Investments in unconsolidated entities	200,352	203,799
Long-term investments	107,506	—
Other investments	9,447	9,785
	2,518,159	2,391,038
Property, plant and equipment
In service and under construction	9,006,920	8,760,327
Less: Accumulated depreciation	5,544,179	5,252,482
	3,462,741	3,507,845

Other assets and deferred charges	63,281	65,759

Total assets	$7,610,428	$7,612,313

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

(Dollars and shares in thousands)	June 30, 2010	December 31, 2009

Current liabilities
Current portion of long-term debt	$2,038	$2,509
Accounts payable	312,527	347,348
Customer deposits and deferred revenues	169,513	164,451
Accrued interest	12,208	12,227
Accrued taxes	84,346	62,568
Accrued compensation	71,722	93,524
Other current liabilities	98,467	117,081
	750,821	799,708

Deferred liabilities and credits
Net deferred income tax liability	492,657	517,762
Other deferred liabilities and credits	393,485	373,862

Long-term debt	1,492,500	1,492,908

Commitments and contingencies

Noncontrolling interests with redemption features	746	727

Equity
TDS shareholders’ equity
Series A Common, Special Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common, 165,000 Special Common and 100,000 Common Shares)
Issued 127,030 shares (6,504 Series A Common, 63,442 Special Common and 57,084 Common Shares) and 127,016 shares (6,492 Series A Common, 63,442 Special Common and 57,082 Common Shares), respectively

Outstanding 105,070 shares (6,504 Series A Common, 48,716 Special Common and 49,850 Common Shares) and 106,022 shares (6,492 Series A Common, 49,725 Special Common and 49,805 Common Shares), respectively

Par Value ($.01 per share) ($65 Series A Common, $634 Special Common and $571 Common Shares) and ($65 Series A Common, $634 Special Common and $571 Common Shares), respectively	1,270	1,270
Capital in excess of par value	2,098,380	2,088,807
Special Common and Common Treasury shares at cost:
Treasury shares 21,960 (14,726 Special Common and 7,234 Common Shares) and 20,994 (13,717 Special Common and 7,277 Common Shares), respectively	(706,987)	(681,649)
Accumulated other comprehensive loss	(3,139)	(2,710)
Retained earnings	2,420,862	2,358,580
Total TDS shareholders’ equity	3,810,386	3,764,298

Preferred shares	831	832
Noncontrolling interests	669,002	662,216

Total equity	4,480,219	4,427,346

Total liabilities and equity	$7,610,428	$7,612,313

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2009	$1,270	$2,088,807	$(681,649)	$(2,710)	$2,358,580	$3,764,298	$832	$662,216	$4,427,346
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	88,701	88,701	—	—	88,701
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	25,938	25,938
Net unrealized gain (loss) on equity investments	—	—	—	84	—	84	—	—	84
Changes related to retirement plan	—	—	—	(513)	—	(513)	—	—	(513)
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(23,707)	(23,707)	—	—	(23,707)
Preferred dividend requirement	—	—	—	—	(25)	(25)	—	—	(25)
Repurchase of shares	—	—	(31,092)	—	—	(31,092)	(1)	—	(31,093)
Dividend reinvestment plan	—	—	3,192	—	(971)	2,221	—	—	2,221
Incentive and compensation plans	—	433	2,562	—	(1,716)	1,279	—	—	1,279
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	1,364	—	—	—	1,364	—	(14,838)	(13,474)
Stock-based compensation awards (1)	—	7,731	—	—	—	7,731	—	—	7,731
Tax windfall (shortfall) from stock awards (2)	—	45	—	—	—	45	—	—	45
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,314)	(4,314)
June 30, 2010	$1,270	$2,098,380	$(706,987)	$(3,139)	$2,420,862	$3,810,386	$831	$669,002	$4,480,219

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2008	$1,270	$2,066,597	$(513,108)	$(13,391)	$2,221,469	$3,762,837	$852	$647,915	$4,411,604
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	140,461	140,461	—	—	140,461
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	41,758	41,758
Net unrealized gain (loss) on equity investments	—	—	—	(501)	—	(501)	—	—	(501)
Changes related to retirement plan	—	—	—	583	—	583	—	—	583
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(23,788)	(23,788)	—	—	(23,788)
Preferred dividend requirement	—	—	—	—	(26)	(26)	—	—	(26)
Repurchase of shares	—	—	(86,018)	—	—	(86,018)	—	—	(86,018)
Dividend reinvestment plan	—	(13)	728	—	79	794	—	—	794
Incentive and compensation plans	—	(53)	2,245	—	(842)	1,350	—	—	1,350
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	2,545	—	—	—	2,545	—	(14,627)	(12,082)
Stock-based compensation awards (1)	—	6,420	—	—	—	6,420	—	—	6,420
Tax windfall (shortfall) from from stock awards (2)	—	(76)	—	—	—	(76)	—	—	(76)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,417)	(3,417)
June 30, 2009	$1,270	$2,075,420	$(596,153)	$(13,309)	$2,337,353	$3,804,581	$852	$671,629	$4,477,062

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

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income	$52,389	$86,903	$114,658	$182,270
Net change in accumulated other comprehensive income
Net unrealized gain (loss) on equity investments	84	(501)	84	(501)
Changes related to retirement plan	(257)	136	(513)	583
Comprehensive income	52,216	86,538	114,229	182,352
Less: Comprehensive income attributable to noncontrolling interests	(12,102)	(20,539)	(25,957)	(41,809)
Comprehensive income attributable to TDS shareholders	$40,114	$65,999	$88,272	$140,543

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

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Current Report on Form 8-K (Items 8.01 and 9.01) filed with the SEC on August 5, 2010, which should be read in conjunction with TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items and adjustments to prior periods as described in Note 2 — Revision of Prior Period Amounts) necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009, the results of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009, and cash flows and changes in equity for the six months ended June 30, 2010 and 2009.  The results of operations and comprehensive income for the three and six months ended, and cash flows and changes in equity for the six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

2.   Revision of Prior Period Amounts

In preparing its financial statements for the three months ended March 31, 2010, TDS discovered certain errors related to accounting for operating revenues and sales tax liabilities.  The quantification of these errors was subsequently refined during the second quarter of 2010.  These errors resulted in the overstatement of operating revenues and understatement of sales tax liabilities for the years ended December 31, 2009, 2008, 2007, and the three months ended March 31, 2010. In addition to recording these adjustments, TDS recorded other adjustments to prior-year amounts to correct other immaterial items. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), TDS evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first or second quarter of 2010, TDS believes the impact would have been significant to those respective periods and would impact comparisons to prior periods. As permitted by SAB 108, TDS revised in the current filing its comparative consolidated financial statements for these immaterial amounts. In addition, on August 5, 2010, TDS filed a Current Report on Form 8-K (Items 8.01 and 9.01) with the SEC to revise financial statements and other financial information previously included in its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010.

The Consolidated Balance Sheet at December 31, 2009 was revised to reflect the cumulative effect of these errors which resulted in a decrease to Retained earnings of $13.0 million.  Also, in accordance with SAB 108, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have been revised as follows:

Consolidated Balance Sheet — December 31, 2009

(Dollars in thousands)	As previously reported (1)	Adjustment	Revised

Accounts receivable - Due from customers	$380,941	$3,529	$384,470
Total current assets	1,644,142	3,529	1,647,671
Total assets	7,608,784	3,529	7,612,313
Customer deposits and deferred revenues	167,963	(3,512)	164,451
Accrued taxes	39,644	22,924	62,568
Total current liabilities	780,296	19,412	799,708
Retained earnings	2,371,587	(13,007)	2,358,580
Total TDS shareholders’ equity	3,777,305	(13,007)	3,764,298
Noncontrolling interests	665,092	(2,876)	662,216
Total equity	4,443,229	(15,883)	4,427,346
Total liabilities and equity	7,608,784	3,529	7,612,313

Consolidated Statement of Operations — Three Months Ended June 30, 2009

(Dollars in thousands)	As previously reported (2)	Adjustment	Revised

Operating revenues	$1,242,477	$(407)	$1,242,070
Cost of services and products (Excluding Depreciation, amortization and accretion)	431,119	(97)	431,022
Selling, general and administrative expenses	470,913	163	471,076
Depreciation, amortization and accretion	183,349	163	183,512
Loss on asset disposals, net	2,496	525	3,021
Total operating expenses	1,087,877	754	1,088,631
Operating income	154,600	(1,161)	153,439
Interest expense	(32,245)	(289)	(32,534)
Total investment and other income (expense)	(11,005)	(289)	(11,294)
Income before income taxes	143,595	(1,450)	142,145
Income tax expense	53,036	2,206	55,242
Net income	90,559	(3,656)	86,903
Net income attributable to noncontrolling interests, net of tax	(20,828)	289	(20,539)
Net income attributable to TDS shareholders	69,731	(3,367)	66,364
Net income available to common shareholders	69,718	(3,367)	66,351
Basic earnings per share attributable to TDS shareholders	0.63	(0.03)	0.60
Diluted earnings per share attributable to TDS shareholders	0.63	(0.03)	0.60

Consolidated Statement of Operations — Six Months Ended June 30, 2009

(Dollars in thousands)	As previously reported (2)	Adjustment	Revised

Operating revenues	$2,499,123	$1,173	$2,500,296
Cost of services and products (Excluding Depreciation, amortization and accretion)	898,526	(112)	898,414
Selling, general and administrative expenses	938,761	(3,822)	934,939
Depreciation, amortization and accretion	366,115	390	366,505
Loss on asset disposals, net	4,912	2,279	7,191
Total operating expenses	2,208,314	(1,265)	2,207,049
Operating income	290,809	2,438	293,247
Interest expense	(62,350)	(694)	(63,044)
Total investment and other income (expense)	(13,202)	(694)	(13,896)
Income before income taxes	277,607	1,744	279,351
Income tax expense	93,674	3,407	97,081
Net income	183,933	(1,663)	182,270
Net income attributable to noncontrolling interests, net of tax	(42,194)	385	(41,809)
Net income attributable to TDS shareholders	141,739	(1,278)	140,461
Net income available to common shareholders	141,713	(1,278)	140,435
Basic earnings per share attributable to TDS shareholders	1.27	(0.01)	1.26
Diluted earnings per share attributable to TDS shareholders	1.27	(0.02)	1.25

Consolidated Statement of Cash Flows — Six Months Ended June 30, 2009

(Dollars in thousands)	As previously reported (2)	Adjustment	Revised

Net income	$183,933	$(1,663)	$182,270
Depreciation, amortization and accretion	366,115	390	366,505
Deferred income taxes, net	16,237	2,645	18,882
Loss on asset disposals, net	4,912	2,279	7,191
Change in accounts receivable	(62,870)	(5,413)	(68,283)
Change in customer deposits and deferred revenues	(4,824)	(327)	(5,151)
Change in accrued taxes	56,741	3,665	60,406
Change in other assets and liabilities	(71,724)	(1,576)	(73,300)
Cash flows from operating activities	443,961	—	443,961

(1)     In Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010.

(2)     In Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 6, 2009.

3.   Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If a tax is assessed upon TDS but billed to customers to recover it, the amounts billed to customers are recorded in Operating revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded in Operating revenues that were billed to customers and remitted to governmental authorities totaled $41.8 million and $80.0 million for the three and six months ended June 30, 2010, respectively, and $29.7 million and $56.9 million for the three and six months ended June 30, 2009, respectively. These revenues increased primarily due to an increase in the Universal Service Fund contribution rates established by the FCC.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 requires new disclosures regarding transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation in certain disclosures, inputs, and valuation techniques used in FASB ASC 820, Fair Value Measurements and Disclosures.  TDS adopted all of the requirements of this update on January 1, 2010, its effective date, except for the new requirement regarding activity in Level 3 fair value measurements which has a later effective date under the provisions of ASU 2010-06, and will become effective on January 1, 2011.  Adoption of this pronouncement has not had, and is not expected to have, a significant impact on TDS’ fair value disclosures.

4.   Fair Value Measurements

As of June 30, 2010 and December 31, 2009, TDS did not have any financial assets or liabilities that were required, under GAAP, to be recorded at fair value on a recurring basis in its Consolidated Balance Sheet. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes. The fair value of financial instruments was as follows:

	June 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

(Dollars in thousands)
Cash and cash equivalents	$378,477	$378,477	$670,992	$670,992
Short-term investments (1)(2)
Certificates of deposit	97,614	97,614	113,275	113,275
U.S. treasuries	180,732	180,732	—	—
Commercial paper (3)	100,881	100,881	—	—
Long-term investments (1)(4)
U.S. treasuries	30,181	30,213	—	—
Commercial paper (3)	77,325	77,372	—	—
Long-term debt (5)	1,487,794	1,445,266	1,488,196	1,461,976

(1)     Designated as held-to-maturity investments and are recorded at amortized cost on the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     Maturities range between 13 and 30 months from the balance sheet date.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of Long-term debt, excluding capital lease obligations and current portion of Long-term debt, was estimated using market prices for TDS’ 7.6% Series A notes and 6.625% senior notes, U.S. Cellular’s 7.5% senior notes, and discounted cash flow analyses for the remaining debt.

As of June 30, 2010, TDS did not have any nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2010 was 37.5% and 37.7%, respectively, and for the three and six months ended June 30, 2009 was 38.9% and 34.8%, respectively.  The effective tax rate for the six months ended June 30, 2009 was lower than the rate for the six months ended June 30, 2010 primarily due to a 2009 state tax benefit resulting from a state tax law change in the first quarter of 2009.  This benefit, along with other minor discrete benefits, decreased income tax expense for the six months ended June 30, 2009 by $8.1 million; absent these benefits, the effective tax rate for such period would have been higher by 2.8 percentage points.

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars and shares in thousands, except per share amounts)

Basic earnings per share attributable to TDS shareholders
Net income attributable to TDS	$40,287	$66,364	$88,701	$140,461
Preferred dividend requirement	(12)	(13)	(25)	(26)
Net income attributable to common shareholders of TDS used in basic earnings per share	$40,275	$66,351	$88,676	$140,435

Diluted earnings per share attributable to TDS shareholders
Net income attributable to common shareholders of TDS used in basic earnings per share	$40,275	$66,351	$88,676	$140,435
Noncontrolling income adjustment (1)	(138)	(144)	(314)	(339)
Preferred dividend adjustment (2)	12	12	25	25
Net income attributable to common shareholders of TDS used in diluted earnings per share	$40,149	$66,219	$88,387	$140,121

Weighted average number of shares used in basic earnings per share
Common Shares	49,872	51,697	49,862	51,695
Special Common Shares	49,150	52,574	49,371	53,326
Series A Common Shares	6,498	6,470	6,495	6,465
Total	105,520	110,741	105,728	111,486
Effects of dilutive securities:
Stock options (3)	151	50	122	50
Restricted stock units (4)	188	131	173	113
Preferred shares (5)	48	49	48	49
Weighted average number of shares used in diluted earnings per share	105,907	110,971	106,071	111,698

Basic earnings per share attributable to TDS shareholders	$0.38	$0.60	$0.84	$1.26

Diluted earnings per share attributable to TDS shareholders	$0.38	$0.60	0.83	1.25

(1)    The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular’s income computed as if all of U.S. Cellular’s issuable securities were outstanding.

(2)    The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore treated as if converted for shares.

(3)    Stock options exercisable into 606 Common Shares and 3,619 Special Common Shares for the three months ended June 30, 2010, and 821 Common Shares and 4,039 Special Common Shares for the three months ended June   30, 2009, were not included in computing Diluted Earnings per Share because their effects were antidilutive.  Stock options exercisable into 634 Common Shares and 3,377 Special Common Shares for the six months ended June 30, 2010, and 838 Common Shares and 3,746 Special Common Shares for the six months ended June 30, 2009, were not included in computing Diluted Earnings per Share because their effects were antidilutive.

(4)    Restricted stock units issuable upon vesting into 65 and 33 Special Common Shares for the three and six months ended June 30, 2010, respectively, were not included in Diluted Earnings per Share because their effects were antidilutive.  Restricted stock units issuable upon vesting into 87 and 44 Special Common Shares for the three and six months ended June 30, 2009, respectively, were not included in Diluted Earnings per Share because their effects were antidilutive.

(5)    For the class of preferred shares that is convertible for Common Shares, there were no antidilutive preferred shares for the three and six-month periods ended June 30, 2010 and 2009.

7.   Acquisitions, Divestitures and Exchanges

TDS assesses its existing businesses on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications companies and related service businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

On March 19, 2010, TDS acquired 100% of the outstanding shares of VISI Incorporated (“VISI”) for $18.2 million in cash, including working capital adjustments finalized during the second quarter.  VISI is a managed services company which provides colocation, dedicated hosting, Internet and virtual computing services to small and medium-sized companies.  VISI is included in the TDS Telecom ILEC business segment for reporting purposes.

TDS’ acquisitions during the six months ended June 30, 2010 and 2009 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price

	Purchase price (1)	Goodwill (2)	Licenses	Intangible assets subject to amortization	Net tangible assets (liabilities)
(Dollars in thousands)
2010
U.S. Cellular licenses	$10,501	$—	$10,501	$—	$—
TDS Telecom ILEC business	18,191	5,336	—	7,900	4,955
Total	$28,692	$5,336	$10,501	$7,900	$4,955

2009
U.S. Cellular licenses	$12,250	$—	$12,250	$—	$—
TDS Telecom
ILEC business	289	289	—	—	—
ILEC other	14	14	—	—	—
Total	$12,553	$303	$12,250	$—	$—

(1)     Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

(2)     None of the goodwill was amortizable for income tax purposes.

8.   Licenses and Goodwill

Changes in TDS’ licenses and goodwill for the six months ended June 30, 2010 and 2009 are presented below.

Licenses
	U.S. Cellular (1)	TDS Telecom	Total
(Dollars in thousands)

Balance December 31, 2009	$1,440,225	$2,800	$1,443,025
Acquisitions	10,501	—	10,501
Balance June 30, 2010	$1,450,726	$2,800	$1,453,526

Balance December 31, 2008	$1,438,640	$2,800	$1,441,440
Acquisitions	12,250	—	12,250
Other	(164)	—	(164)
Balance June 30, 2009	$1,450,726	$2,800	$1,453,526

Goodwill

	U.S. Cellular (1)	TDS Telecom (2)	Other (3)	Total
(Dollars in thousands)

Balance December 31, 2009	$617,222	$450,156	$3,802	$1,071,180
Accumulated impairment losses	(333,900)	(29,440)	—	(363,340)
	283,322	420,716	3,802	707,840
Acquisitions	—	5,336	—	5,336
Other (4)	—	—	5,459	5,459
Balance June 30, 2010	$283,322	$426,052	$9,261	$718,635

Balance December 31, 2008	$616,764	$449,853	$3,802	$1,070,419
Accumulated impairment losses	(333,900)	(29,440)	—	(363,340)
	282,864	420,413	3,802	707,079
Acquisitions	—	303	—	303
Other	458	—	—	458
Balance June 30, 2009	$283,322	$420,716	$3,802	$707,840

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

(3)   Other consists of “Non-reportable segment” and Corporate investments.

(4)   Amount reclassified from Investments in unconsolidated entities to Goodwill in June 2010.

9.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $26.0 million and $18.4 million in the three months ended June 30, 2010 and 2009, respectively, and $50.9 million and $43.7 million in the six month-periods then ended, respectively. Of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.6 and $17.1 million in the three months ended June 30, 2010 and 2009, respectively, and $33.5 and $34.0 million in the six months ended June 30, 2010 and 2009, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Dollars in thousands)
Revenues	$1,212,000	$1,202,000	$2,430,000	$2,380,000
Operating expenses	851,000	838,000	1,714,000	1,658,000
Operating income	361,000	364,000	716,000	722,000
Other income	12,000	12,000	20,000	21,000
Net income	$373,000	$376,000	$736,000	$743,000

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

11. Variable Interest Entities (VIEs)

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  Indirectly through its interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships,”  U.S. Cellular, TDS’ subsidiary, participated in and was awarded spectrum licenses in each of four separate spectrum auctions (FCC Auctions 78, 73, 66, and 58).  Each limited partnership qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

Consolidated VIEs

As of June 30, 2010, TDS consolidates the following VIEs under GAAP:

•         Aquinas Wireless;

•         King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•         Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•         Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

TDS holds a variable interest in the entities listed above.  It has made capital contributions and/or advances to these entities.  The power to direct the activities of the VIEs that most significantly impact their economic performance is shared.  Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

Following is a summary of the capital contributions and advances made to each entity by TDS as of June 30, 2010.  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

(Dollars in thousands)

Aquinas Wireless	$2,132
King Street Wireless &
King Street Wireless, Inc.	300,904
Barat Wireless &
Barat Wireless, Inc.	127,685
Carroll Wireless &
Carroll PCS, Inc.	131,294
$562,015

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2010	December 31, 2009

(Dollars in thousands)
Assets
Cash	$641	$679
Other current assets	94	393
Licenses	487,962	487,962
Other assets	1,548	440
Total assets	$490,245	$489,474

Liabilities
Customer deposits and deferred revenues	$4	$70
Total liabilities	$4	$70

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

Share repurchases made under these authorizations and prior authorizations were as follows:

Six Months Ended June 30,	Number of Shares	Average Cost Per Share	Amount (1)
(Dollars and shares in thousands, except cost per share)

2010
U.S. Cellular Common Shares	523	$40.97	$21,423
TDS Common Shares	—	—	—
TDS Special Common Shares	1,079	28.81	31,092
2009
U.S. Cellular Common Shares	507	$38.13	$19,332
TDS Common Shares	—	—	—
TDS Special Common Shares	3,188	26.98	86,018

(1)     Amounts reported on the Consolidated Statement of Cash Flows may differ from these amounts due to repurchases and subsequent cash settlements occurring in different periods.

13. Noncontrolling Interests

The following schedule discloses the effects of net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

(Dollars in thousands)
Net income attributable to TDS shareholders	$88,701	$140,461
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(4,697)	(3,277)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	(334)	(405)
Net transfers (to) from noncontrolling interests	(5,031)	(3,682)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$83,670	$136,779

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

The settlement value of TDS’ mandatorily redeemable noncontrolling interests in finite-lived subsidiaries is estimated to be $150.2 million at June 30, 2010. This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and

LLCs on June 30, 2010, net of estimated liquidation costs.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2010 is $48.0 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

14. Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Six Months Ended June 30,
	2010	2009

(Dollars in thousands)

Equity Method Investments
Balance, beginning of period	$306	$608
Add (deduct):
Unrealized gains (losses) of equity method companies	84	(501)
Net change in equity method investments	84	(501)
Balance, end of period	$390	$107

Retirement Plans
Balance, beginning of period	$(3,016)	$(13,999)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(1,908)	(400)
Amortization of unrecognized net loss	1,079	903
	(829)	503
Deferred income taxes	316	80
Net change in retirement plans	(513)	583
Balance, end of period	$(3,529)	$(13,416)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(2,710)	$(13,391)
Add (deduct):
Net change in equity method investments	84	(501)
Net change in retirement plans	(513)	583
Balance, end of period	$(3,139)	$(13,309)

15. Business Segment Information

Financial data for TDS’ business segments for the three and six-month periods ended, or as of June 30, 2010 and 2009, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC.”

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Three Months Ended or as of June 30, 2010	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$1,029,893	$154,258	$47,325	$(2,377)	$199,206	$8,713	$(5,593)	$1,232,219
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	375,507	49,302	24,495	(2,247)	71,550	6,456	(476)	453,037
Selling, general and administrative expense	445,177	44,167	15,978	(130)	60,015	1,620	(5,483)	501,329
Adjusted OIBDA (3) (4)	209,209	60,789	6,852	—	67,641	637	366	277,853
Depreciation, amortization and accretion expense	144,455	36,847	6,302	—	43,149	516	2,138	190,258
(Gain) loss on asset disposals, net	1,250	(228)	160	—	(68)	17	15	1,214
Operating income (loss)	63,504	24,170	390	—	24,560	104	(1,787)	86,381

Total assets	5,795,648	1,446,475	117,931	—	1,564,406	21,553	228,821	7,610,428
Capital expenditures	133,490	28,167	5,404	—	33,571	434	3,833	171,328

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Three Months Ended or as of June 30, 2009	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$1,042,143	$148,208	$50,093	$(2,341)	$195,960	$10,102	$(6,135)	$1,242,070
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	350,764	48,406	26,348	(1,995)	72,759	7,918	(419)	431,022
Selling, general and administrative expense	411,153	45,083	17,402	(346)	62,139	2,054	(4,270)	471,076
Adjusted OIBDA (3) (4)	280,226	54,719	6,343	—	61,062	130	(1,446)	339,972
Depreciation, amortization and accretion expense	138,777	35,302	6,361	—	41,663	651	2,421	183,512
Loss on asset disposals, net	2,611	283	119	—	402	—	8	3,021
Operating income (loss)	138,838	19,134	(137)	—	18,997	(521)	(3,875)	153,439

Total assets	5,742,251	1,488,347	127,289	—	1,615,636	24,048	286,801	7,668,736
Capital expenditures	91,161	26,189	5,729	—	31,918	55	2,451	125,585

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Six Months Ended or as of June 30, 2010	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$2,053,750	$304,414	$95,068	$(4,771)	$394,711	$18,855	$(12,662)	$2,454,654
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	743,726	95,794	48,987	(4,478)	140,303	14,489	(949)	897,569
Selling, general and administrative expense	874,782	85,904	31,516	(293)	117,127	3,316	(12,809)	982,416
Adjusted OIBDA (3) (4)	435,242	122,716	14,565	—	137,281	1,050	1,096	574,669
Depreciation, amortization and accretion expense	287,688	73,905	12,667	—	86,572	1,049	4,338	379,647
(Gain) loss on asset disposals, net	6,426	32	245	—	277	(76)	18	6,645
Operating income (loss)	141,128	48,779	1,653	—	50,432	77	(3,260)	188,377

Total assets	5,795,648	1,446,475	117,931	—	1,564,406	21,553	228,821	7,610,428
Capital expenditures	255,004	48,357	8,590	—	56,947	704	5,295	317,950

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Six Months Ended or as of June 30, 2009	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$2,096,487	$298,395	$101,282	$(4,415)	$395,262	$21,969	$(13,422)	$2,500,296
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	736,453	96,090	53,119	(3,841)	145,368	17,451	(858)	898,414
Selling, general and administrative expense	819,616	86,112	34,737	(574)	120,275	3,827	(8,779)	934,939
Adjusted OIBDA (3) (4)	540,418	116,193	13,426	—	129,619	691	(3,785)	666,943
Depreciation, amortization and accretion expense	276,655	71,388	12,138	—	83,526	1,308	5,016	366,505
Loss on asset disposals, net	6,556	421	196	—	617	(7)	25	7,191
Operating income (loss)	257,207	44,384	1,092	—	45,476	(610)	(8,826)	293,247

Total assets	5,742,251	1,488,347	127,289	—	1,615,636	24,048	286,801	7,668,736
Capital expenditures	228,902	47,600	10,724	—	58,324	189	3,406	290,821

(1)    Represents Suttle-Straus.

(2)    Consists of corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate investments.

(3)    Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any).  Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  This amount may also be commonly referred to by management as operating cash flow.  This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(4)    Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of assets (if any), in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual.  Accordingly you should be aware that TDS may incur such amounts in the future.

16. Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

	TDS:
		Six Months Ended June 30,
		2010	2009

	(Dollars and shares in thousands)
	Common Shares withheld	—	—
	Special Common Shares withheld	—	—

	Aggregate value of Common Shares withheld	$—	$—
1	Aggregate value of Special Common Shares withheld	—	—

	Cash receipts upon exercise of stock options	$845	$743
	Cash disbursements for payment of taxes	—	—
	Net cash receipts from exercise of stock options and vesting of other stock awards	$845	$743

	U.S. Cellular:

	Six Months Ended June 30,
	2010	2009

(Dollars and shares in thousands)
Common Shares withheld (1)	86	34

Aggregate value of Common Shares withheld	$3,620	$1,213

Cash receipts upon exercise of stock options	$1,876	$808
Cash disbursements for payment of taxes (2)	(1,732)	(1,213)
Net cash receipts from exercise of stock
options and vesting of other stock awards	$144	$(405)

(1)    Such shares were withheld to cover the exercise price of stock options, if applicable, and required tax withholdings.

(2)    In certain situations, TDS and U.S. Cellular withhold shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. TDS and U.S. Cellular then pay the amount of the required tax withholdings to the taxing authorities in cash.

TDS declared and paid dividends of $23.7 million or $0.2250 per share during the six months ended June 30, 2010.  TDS declared and paid dividends of $23.8 million or $0.2150 per share in the six months ended June 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.1 million wireless customers and 1.1 million wireline equivalent access lines at June 30, 2010. TDS conducts substantially all of its wireless operations through its 82%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its 80%‑owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and notes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Current Report on Form 8-K (Items 8.01 and 9.01) filed with the SEC on August 5, 2010, which should be read in conjunction with the TDS Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 6.1 million customers in five geographic market areas in 26 states. As of June 30, 2010, U.S. Cellular’s average penetration rate in its consolidated operating markets, calculated by dividing U.S. Cellular’s total customers by the total population of 46.5 million in such markets, was 13.2%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to acquire and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the six months ended June 30, 2010 included the following:

•         Total customers were 6,144,000 at June 30, 2010, including 5,775,000 retail customers.

•         Retail customer net additions were 31,000 in 2010 compared to 4,000 in 2009.  In the postpaid category, there was a net loss of 31,000 in 2010 compared to net additions of 28,000 in 2009.  Prepaid net additions increased to 62,000 in 2010 compared to a net loss of 24,000 in 2009.

•         Postpaid customers comprised approximately 94% of U.S. Cellular’s retail customers as of June 30, 2010. The postpaid churn rate improved to 1.4% in 2010 compared to 1.6% in 2009.

•         Service revenues of $1,937.6 million decreased $20.2 million (1%) year-over-year, primarily due to decreases in retail service revenues ($17.6 million) and inbound roaming revenues ($9.4 million). Retail service revenues decreased due to a decline in voice revenues which was partially offset by continued growth in data revenues. Data revenues grew 31% year-over-year to $416.6 million.

•         Additions to property, plant and equipment totaled $255.0 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,416.

•         U.S. Cellular’s innovative Battery Swap program and Overage Protection service remained popular with its customers in 2010.  By June 30, 2010, U.S. Cellular had completed 2.1 million battery swaps since the program launched in May 2009. Also, U.S. Cellular had nearly 2.2 million customers sign up for Overage Protection since it launched in November 2009.

•         U.S. Cellular continued its efforts on a number of marketing initiatives and other multi-year initiatives including the development of a Billing and Operational Support System (“BSS/OSS”) with a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and to manage their accounts online.

In addition, Mary N. Dillon was appointed as President and CEO and a director of U.S. Cellular on June 1, 2010, as a result of the retirement of John E. Rooney.

U.S. Cellular anticipates that its future results will be affected by the following factors:

-          Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-          Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepaid service;

-          Potential increases in prepaid customers as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

-          Increasing penetration in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers rather than by adding customers that are new to wireless service;

-          Continued growth in revenues from data products and services and lower growth or declines in revenues from voice services;

-          The effects of recent industry consolidation, such as Verizon’s acquisition of Alltel, and possible further industry consolidation, on roaming revenues, service pricing and equipment pricing;

-          Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

-          Continued enhancements to U.S. Cellular’s wireless networks;

-          Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future eligible telecommunication carrier (“ETC”) funding from the universal service fund (“USF”); and

-          Possible operational and other changes that may occur as a result of the appointment of a new President and CEO.

See “Results of Operations—Wireless.”

2010 Wireless Estimates

U.S. Cellular’s estimates of full-year 2010 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2010. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

2010 Estimated Results
	Current	Previous (1)
Service revenues	$3,925-$4,000 million	$3,975-$4,075 million
Adjusted OIBDA (2)	$800-$850 million	$850-$950 million
Operating income (3)	$200-$250 million	$250-$350 million
Depreciation, amortization and accretion expenses, and losses on disposals and impairment of assets (3)	Approx. $600 million	Approx. $600 million
Capital expenditures	Approx. $600 million	Approx. $600 million

(1)     The 2010 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2010.

(2)   Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(3)   The 2010 Estimated Results include estimates for Depreciation, amortization and accretion expenses and losses on disposals of assets, but do not include an estimate for losses on impairment of assets since these cannot be predicted.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi‑device users among its existing customers and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

TDS Telecom

TDS Telecom provides high-quality telecommunications services, including full-service local exchange service, long-distance telephone service and broadband access, to rural and suburban area communities. TDS Telecom’s business plan is designed as a full-service telecommunications company, including both ILEC and CLEC operations. TDS Telecom’s strategy is to be the preferred provider of telecommunications services—including voice, broadband and video services—in its chosen markets. This strategy encompasses many components, including:

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

Financial and operating highlights in the six months ended June 30, 2010 included the following:

•         Overall equivalent access lines served by TDS Telecom as of June 30, 2010 decreased 2% to 1,122,300 compared to June 30, 2009. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

•         Operating revenues of $394.7 million remained flat in 2010 compared to 2009 primarily due to an increase in ILEC data customers and revenue from acquisitions offset by a decline in ILEC and CLEC physical access lines and a decrease in network usage by inter-exchange carriers.

•         Operating expenses decreased 2% in 2010 to $344.3 million as a result of workforce reduction initiatives and employee benefit modifications implemented during 2009.  Costs also decreased for reduced expenses of acquiring and serving fewer CLEC customers.  Partially offsetting these declines was an increase in legal expense and consulting expense related to the cost to acquire a managed services company in March 2010.  Operating expenses also increased in 2010 due to acquisitions.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

-          Continued uncertainty related to current economic conditions and the challenging business environment;

-          Continued increasing competition from wireless and other wireline providers (other CLECs and cable providers) and technologies such as Voice over Internet Protocol (“VoIP”), third generation Evolution-Data Optimized (“3G”) mobile networks, and the development of fourth-generation mobile technology (“4G”);

-          Continued declines in physical access lines in service related to voice lines and second lines and continued increases in high-speed data customers;

-          Continued focus on customer retention programs, including discounting for “triple-play” bundles including voice, DSL and satellite TV;

-          Continued focus on cost-reduction initiatives through product cost improvement and process efficiencies;

-          The effect of recent industry consolidation, such as the recent agreement by CenturyTel (d/b/a CenturyLink) to acquire Qwest International, and possible further industry consolidation, and the effects on competition;

-          The Federal government’s disbursement of Broadband Stimulus Funds to bring broadband to rural customers;

-          Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future funding from the universal service fund (“USF”); and

-          Potential acquisitions by TDS Telecom.

See “Results of Operations—Wireline.”

2010 Wireline Estimates

TDS Telecom’s estimates of full-year 2010 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the quarterly period ended June 30, 2010.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

The following is unchanged from guidance as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2010.

2010 Estimated Results

ILEC and CLEC Operations:
Operating revenues	$760 - $790 million
Adjusted OIBDA (1)	$250 - $275 million
Operating income (2)	$80 - $105 million
Depreciation, amortization and accretion expenses and losses on asset disposals (2)	Approx. $170 million
Capital expenditures (3)	Approx. $155 million

(1)    Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

(2)    The 2010 Estimated Results include only the estimate for Depreciation, amortization and accretion expenses and losses on asset disposals, but do not include an estimate for losses on impairment of assets since these cannot be predicted.

(3)    The capital expenditure guidance does not include amounts awarded to TDS Telecom through the Broadband Stimulus program under the American Recovery and Reinvestment Act.

The above estimates reflect the expectations of TDS Telecom’s management considering the current general economic conditions. During this challenging business environment, TDS Telecom will continue to focus on its cost-reduction initiatives through product cost improvement and process efficiencies. TDS Telecom also plans to continue to focus on customer retention programs, including “triple-play” bundles including voice, DSL and satellite TV.

Cash Flows and Investments - TDS and its subsidiaries had cash and cash equivalents totaling $378.5 million; short-term investments in the form of U.S. treasury securities, certificates of deposit and commercial paper aggregating $379.2 million; long-term investments in the form of U.S. treasury securities and commercial paper of $107.5 million; and borrowing capacity under their revolving credit facilities of $696.4 million as of June 30, 2010.  Also, during the six months ended June 30, 2010, TDS and its subsidiaries generated $502.3 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows, investments and revolving credit agreements.

Recent Developments

American Recovery and Reinvestment Act

Congress enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. During the first round of funding under the Recovery Act, TDS Telecom was awarded two grants in the aggregate amount of $12.5 million.  During the first quarter of 2010, TDS Telecom submitted 46 applications for the second round of funding, which were due March 29, 2010. On August 4, 2010, the Rural Utilities Service (“RUS”) announced that TDS Telecom was approved for $114.5 million in Broadband Stimulus funds for projects in 18 states.  In total, TDS Telecom will receive $85.9 million in federal grants and will provide $28.6 million of its own funds to complete 39 projects.  Any remaining funds available in the second round are expected to be awarded by September 30, 2010. There is no assurance TDS Telecom will receive any additional grants or loans in this second round of funding. U.S. Cellular has not received any grants of Recovery Act funds.  The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas.

National Broadband Plan and Related Matters

In 2009, Congress directed the FCC to develop a National Broadband Plan to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade.

The FCC notes that about one-half of the plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  TDS cannot predict the outcome of these deliberations or what effect any final rules, regulations or laws may have on its ability to compete in the provision of wireline and wireless broadband services to its customer base. Changes in regulation or the amount or distribution of funds to U.S. Cellular, TDS Telecom and other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas, and could have a material adverse affect on TDS’ business, financial condition or results of operations.

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

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

RESULTS OF OPERATIONS – CONSOLIDATED

Six Months Ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$2,053,750	$2,096,487	$(42,737)	(2)%
TDS Telecom	394,711	395,262	(551)	—
All other (1)	6,193	8,547	(2,354)	(28)%
Total operating revenues	2,454,654	2,500,296	(45,642)	(2)%
Operating expenses
U.S. Cellular	1,912,622	1,839,280	73,342	4%
TDS Telecom	344,279	349,786	(5,507)	(2)%
All other (1)	9,376	17,983	(8,607)	(48)%
Total operating expenses	2,266,277	2,207,049	59,228	3%
Operating income (loss)
U.S. Cellular	141,128	257,207	(116,079)	(45)%
TDS Telecom	50,432	45,476	4,956	11%
All other (1)	(3,183)	(9,436)	6,253	66%
Total operating income	188,377	293,247	(104,870)	(36)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	50,900	43,700	7,200	16%
Interest and dividend income	5,115	4,974	141	3%
Interest expense	(58,223)	(63,044)	4,821	8%
Other, net	(2,119)	474	(2,593)	>(100)%
Total other income (expenses)	(4,327)	(13,896)	9,569	69%

Income before income taxes	184,050	279,351	(95,301)	(34)%
Income tax expense	69,392	97,081	(27,689)	(29)%

Net income	114,658	182,270	(67,612)	(37)%
Less: Net income attributable to noncontrolling interests, net of tax	(25,957)	(41,809)	15,852	38%
Net income attributable to TDS shareholders	88,701	140,461	(51,760)	(37)%
Preferred dividend requirement	(25)	(26)	1	4%
Net income available to common shareholders	$88,676	$140,435	$(51,759)	(37)%

Basic earnings per share attributable to TDS shareholders	$0.84	$1.26	$(0.42)	(33)%
Diluted earnings per share attributable to TDS shareholders	$0.83	$1.25	$(0.42)	(34)%

(1)     Consists of other corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate investments.

Operating Revenues and Expenses

See “Results of Operations – Wireless” and “Results of Operations – Wireline” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. TDS follows the equity method of accounting for unconsolidated entities over which it has the ability to exercise significant influence, generally entities in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

TDS’ investment in the Los Angeles SMSA Limited Partnership contributed $33.5 million and $34.0 million to Equity in earnings from unconsolidated entities in 2010 and 2009, respectively.  Equity income increased primarily due to a $7.1 million impairment loss recognized on an equity method investment in 2009.

Interest expense

The decrease in interest expense in 2010 was primarily a result of a $5.7 million decrease in interest due to redemption of U.S. Cellular’s 8.75% senior notes in December 2009.

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

	Six Months Ended June 30,
	2010	2009

(Dollars in thousands)
Net income attributable to U.S. Cellular noncontrolling
interests, net of tax
Noncontrolling public shareholders’	$(15,942)	$(30,908)
Noncontrolling shareholders’ or partners’	(10,015)	(10,901)
	$(25,957)	$(41,809)

RESULTS OF OPERATIONS – WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 82%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30, (1)	2010	2009
Total market population of consolidated operating markets (2)	46,546,000	46,306,000
Customers (3)	6,144,000	6,155,000
Market penetration (2)	13.2%	13.3%
Total full-time equivalent employees	8,882	8,673
Cell sites in service	7,416	7,043

For the Six Months Ended June 30, (4)	2010	2009
Net retail customer additions (5)	31,000	4,000
Net customer additions (5)	3,000	(41,000)
Average monthly service revenue per customer (6)	$52.57	$52.54
Postpaid churn rate (7)	1.4%	1.6%

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 90,468,000 and 6.8%, and 83,726,000 and 7.4%, as of June 30, 2010 and 2009, respectively.

(3)    U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2010	2009
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,451,000	5,448,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	324,000	263,000
Total retail customers	5,775,000	5,711,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	369,000	444,000
Total customers	6,144,000	6,155,000

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

(6)     Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis.  Average monthly service revenue per customer is calculated as follows:

	Six Months Ended June 30,
	2010	2009
Service revenues per Consolidated Statement of Operations (000s)	$1,937,584	$1,957,802
Divided by average customers during period (000s)*	6,143	6,210
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$52.57	$52.54

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

(7)   Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month.

Components of Operating Income

Six Months Ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)
Retail service	$1,728,875	$1,746,480	$(17,605)	(1)%
Inbound roaming	112,844	122,280	(9,436)	(8)%
Other	95,865	89,042	6,823	8%
Service revenues	1,937,584	1,957,802	(20,218)	(1)%
Equipment sales	116,166	138,685	(22,519)	(16)%
Total operating revenues	2,053,750	2,096,487	(42,737)	(2)%

System operations (excluding Depreciation, amortization and accretion reported below)	420,656	394,697	25,959	7%
Cost of equipment sold	323,070	341,756	(18,686)	(5)%
Selling, general and administrative	874,782	819,616	55,166	7%
Depreciation, amortization and accretion	287,688	276,655	11,033	4%
Loss on asset disposals, net	6,426	6,556	(130)	(2)%
Total operating expenses	1,912,622	1,839,280	73,342	4%
Operating income	$141,128	$257,207	$(116,079)	(45)%

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

Retail service revenues

The decrease in Retail service revenues in 2010 was primarily due to a significant reduction in revenues from voice services.

•         The average number of customers decreased to 6,143,000 in 2010 from 6,210,000 in 2009.

•         Average monthly retail service revenue per customer increased slightly less than 1% to $46.91 in 2010 from $46.87 in 2009. The net increase resulted from growth in revenues from data products and services and revenues related to regulatory cost recovery, which together offset a decline in revenues from voice services.  The average monthly retail service revenue per customer also reflects the impact of a reduction in the number of lower revenue reseller customers.

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

Revenues from data products and services totaled $416.6 million in 2010 and $318.9 million in 2009, and represented 21% of service revenues in 2010 compared to 16% of service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.  In March 2010, U.S. Cellular launched new data offerings for its prepaid customers, which included picture and video messaging, ringtones, email services, and easyedgeSM service and applications. U.S. Cellular expects that the growth in revenues from data products and services will continue as customers increasingly purchase premium and smartphone devices along with data plans and applications and utilize U.S. Cellular’s 3G network. U.S. Cellular’s 3G network covered approximately 98% of its customers as of June 30, 2010.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rates established by the FCC (most of the USF contribution revenues for amounts passed through to customers are offset by expenses as discussed below).

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2010 was primarily due to a decline in roaming revenues from the combined entity of Verizon Wireless (“Verizon”) and Alltel Corporation (“Alltel”). In January 2009, Verizon acquired Alltel. As a result of this transaction, the network footprints of Verizon and Alltel were combined. This has resulted in a decrease in inbound roaming revenues for U.S. Cellular, since the combined Verizon and Alltel entity has reduced its usage of U.S. Cellular’s network in certain coverage areas that were used by Verizon and Alltel as separate entities. U.S. Cellular anticipates that inbound roaming revenues for the full year 2010 will be flat to slightly higher than the prior year due to the positive impact of increasing minutes of use and increasing data usage from U.S. Cellular’s roaming partners, partially offset by the negative impact of decreasing rates per minute or kilobyte of use.

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

The decrease in 2010 equipment sales revenues was driven by declines of 15% in average revenue per handset sold and 5% in total handsets sold. Average revenue per handset sold declined due to aggressive promotional pricing across all categories of handsets.

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

Key components of the overall increase in system operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $14.1 million, or 9%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,416 at June 30, 2010 and 7,043 at June 30, 2009, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets.

•         Customer usage expenses increased $10.5 million, or 8%, primarily due to an increase in data usage.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $1.4 million, or 2%, primarily due to higher data usage.

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

Cost of equipment sold

Cost of equipment sold decreased in 2010 primarily due to a 5% decline in total handsets sold as well as a slight reduction in the average cost per handset sold.

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

Key components of the net increase in Selling, general and administrative expenses in 2010 were as follows:

•         Selling and marketing expenses increased by $7.8 million, or 2%, primarily due to higher sales related expenses, partially offset by lower advertising expense and lower commissions expense reflecting fewer eligible customer additions.

•         General and administrative expenses increased $47.4 million, or 11%, due to higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above); higher costs related to marketing initiatives and investments in multi-year initiatives for business support systems as described in the Overview section; and higher employee related expenses.

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives discussed previously.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross property, plant and equipment balances from 2009 to 2010.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

RESULTS OF OPERATIONS – WIRELINE

TDS Telecom served 1,122,300 equivalent access lines at June 30, 2010, a net decrease of 25,800 lines from the 1,148,100 equivalent access lines served at June 30, 2009.

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

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of June 30,	2010	2009	Increase/ (Decrease)

ILEC
Equivalent access lines	779,200	775,800	3,400
Physical access lines	525,000	548,000	(23,000)
High-speed data customers	223,200	197,100	26,100
Long-distance customers	369,100	354,100	15,000

CLEC
Equivalent access lines	343,100	372,300	(29,200)
High-speed data customers	35,000	38,700	(3,700)

An ILEC company acquired on November 30, 2009 increased the equivalent and physical access line counts at June 30, 2010 by 7,800 and 5,800, respectively.

The decline in CLEC equivalent access lines from 2009 to 2010 is primarily the result of attrition in residential customers due to a shift in TDS Telecom’s CLEC strategy to focus on serving primarily a commercial subscriber base.

TDS Telecom

Components of Operating Income

Six months ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)

Operating revenues
ILEC revenues	$304,414	$298,395	$6,019	2%
CLEC revenues	95,068	101,282	(6,214)	(6)%
Intra-company elimination	(4,771)	(4,415)	(356)	(8)%
TDS Telecom operating revenues	394,711	395,262	(551)	—

Operating expenses
ILEC expenses	255,635	254,011	1,624	1%
CLEC expenses	93,415	100,190	(6,775)	(7)%
Intra-company elimination	(4,771)	(4,415)	(356)	(8)%
TDS Telecom operating expenses	344,279	349,786	(5,507)	(2)%

TDS Telecom operating income	$50,432	$45,476	$4,956	11%

ILEC Operations

Components of Operating Income

Six months ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)

Voice revenues	$90,296	$95,457	$(5,161)	(5)%
Data revenues	60,291	50,551	9,740	19%
Network access revenues	134,893	134,949	(56)	—
Miscellaneous revenues	18,934	17,438	1,496	9%
Total operating revenues	304,414	298,395	6,019	2%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	95,794	96,090	(296)	—
Selling, general and administrative expenses	85,904	86,112	(208)	—
Depreciation, amortization and accretion	73,905	71,388	2,517	4%
Loss on asset disposals, net	32	421	(389)	(92)%
Total operating expenses	255,635	254,011	1,624	1%

Total operating income	$48,779	$44,384	$4,395	10%

Operating Revenues

Voice revenues (charges for providing local telephone exchange and long-distance services).

The decrease in Voice revenues in 2010 was primarily due to a 6% decline in average physical access lines in service (excluding the impact of acquisitions) which negatively impacted local service revenues by $4.5 million.  Additionally, local service and long-distance revenues decreased by $2.4 million attributed to bundled offerings, which encourage customers to take multiple products such as local service, long-distance, advanced calling features and voice messaging services at a reduced price.  Acquisitions increased Voice revenues $0.8 million in 2010.

Data revenues (charges for providing Internet and other data related services, including revenue from a managed service business).

The increase in Data revenues in 2010 was primarily due to a 14% growth in average high-speed data customers which accounted for increased revenues of $6.4 million.  Increases in usage of other data products increased revenues by $0.6 million.  Decreases in dial-up customers decreased Data revenues $1.7 million.  Acquisitions increased Data revenues $4.0 million in 2010.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Revenues received through inter-state regulatory recovery mechanisms increased by $0.4 million.  A 5% decrease in intra-state minutes of use and a 15% decline in inter-state minutes of use combined to reduce revenues $1.3 million in 2010.  Additionally, in 2009, $0.9 million of access charges previously invoiced were recognized as revenues as their collectability became reasonably assured.  Acquisitions increased Network access revenues $1.4 million in 2010.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment and reselling direct broadcast satellite service as well as other miscellaneous services).

Miscellaneous revenues increased primarily due to satellite and video revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Labor related costs decreased $2.6 million due to workforce reduction initiatives as well as modifications in employee retirement benefits.  The cost of promotions was also $2.2 million less in 2010.  Higher circuit bandwidth costs of $1.2 million to support the growth in high-speed data products partially offset these decreases.  Acquisitions increased cost of services and products $2.5 million in 2010.

Selling, general and administrative expenses

Decreases in 2010 compared to 2009 included employee costs of $3.2 million due to a workforce reduction, modification of employee retirement benefits of $1.1 million and lower bad debt expense of $0.8 million.  A discrete legal expense of $2.5 million was also recorded in 2009.  Partially offsetting these decreases was an increase in Universal Service Funding of $1.6 million due to higher rates.  A discrete expense of $1.6 million was recorded in 2010 for an asset loss for which an insurance claim has been filed.  Additionally, legal and consulting expense incurred to acquire a managed services company increased costs in the first quarter of 2010 by $1.1 million.  Acquisitions increased Selling, general and administrative expenses $2.1 million in 2010.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.6 million in 2010 due to accelerated depreciation expense on certain video assets due to technological obsolescence.  Acquisitions increased Depreciation, amortization and accretion expense $1.9 million in 2010.

CLEC Operations

Components of Operating Income

Six months ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)

Retail revenues	$85,154	$90,625	$(5,471)	(6)%
Wholesale revenues	9,914	10,657	(743)	(7)%
Total operating revenues	95,068	101,282	(6,214)	(6)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	48,987	53,119	(4,132)	(8)%
Selling, general and administrative expenses	31,516	34,737	(3,221)	(9)%
Depreciation, amortization and accretion	12,667	12,138	529	4%
Loss on asset disposals, net	245	196	49	25%
Total operating expenses	93,415	100,190	(6,775)	(7)%

Total operating income	$1,653	$1,092	$561	51%

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 8% from 2009, decreasing retail revenues $7.3 million.  Residential equivalent access lines decreased 24% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  Average commercial equivalent access lines declined 3% from 2009 to 2010.  An increase in average revenue per commercial subscriber resulted in higher revenues of $1.8 million in 2010.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2010 was primarily driven by a 24% reduction in minutes of use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased in 2010 due to a $3.3 million reduction in purchased network related services, primarily caused by the decrease in the residential customer base.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased in 2010 primarily due to reductions in employee related expenses of $1.5 million and in sales and marketing promotions of $1.1 million.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense increased during 2010 primarily due to accelerated depreciation expense on certain equipment due to technological obsolescence.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

RESULTS OF OPERATIONS – CONSOLIDATED

Three Months Ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,029,893	$1,042,143	$(12,250)	(1)%
TDS Telecom	199,206	195,960	3,246	2%
All other (1)	3,120	3,967	(847)	(21)%
Total operating revenues	1,232,219	1,242,070	(9,851)	(1)%
Operating expenses
U.S. Cellular	966,389	903,305	63,084	7%
TDS Telecom	174,646	176,963	(2,317)	(1)%
All other (1)	4,803	8,363	(3,560)	(43)%
Total operating expenses	1,145,838	1,088,631	57,207	5%
Operating income (loss)
U.S. Cellular	63,504	138,838	(75,334)	(54)%
TDS Telecom	24,560	18,997	5,563	29%
All other (1)	(1,683)	(4,396)	2,713	62%
Total operating income	86,381	153,439	(67,058)	(44)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	25,997	18,363	7,634	42%
Interest and dividend income	2,674	2,902	(228)	(8)%
Interest expense	(29,265)	(32,534)	3,269	10%
Other, net	(1,929)	(25)	(1,904)	>(100)%
Total investment and other income (expense)	(2,523)	(11,294)	8,771	78%

Income before income taxes	83,858	142,145	(58,287)	(41)%
Income tax expense	31,469	55,242	(23,773)	(43)%

Net income	52,389	86,903	(34,514)	(40)%
Less: Net income attributable to noncontrolling interests, net of tax	(12,102)	(20,539)	8,437	41%
Net income attributable to TDS shareholders	40,287	66,364	(26,077)	(39)%
Preferred dividend requirement	(12)	(13)	1	8%
Net Income available to common shareholders	$40,275	$66,351	$(26,076)	(39)%

Basic earnings per share attributable to TDS shareholders	$0.38	$0.60	$(0.22)	(37)%
Diluted earnings per share attributable to TDS shareholders	$0.38	$0.60	$(0.22)	(37)%

(1)   Consists of non-reportable segment, corporate operations and intercompany eliminations.

Operating Revenues and Expenses

See “Results of Operations – Wireless” and “Results of Operations – Wireline” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.6 million and $17.1 million to Equity in earnings from unconsolidated entities in 2010 and 2009, respectively.  Equity income increased primarily due to a $7.1 million impairment loss recognized on an equity method investment in 2009.

Interest expense

The decrease in interest expense in 2010 was primarily a result of a $2.8 million decrease in interest due to a redemption of U.S. Cellular’s 8.75% senior notes in December 2009.

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

	Three Months Ended June 30,
	2010	2009
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(7,334)	$(15,213)
Noncontrolling shareholders’ or partners’	(4,768)	(5,326)
	$(12,102)	$(20,539)

RESULTS OF OPERATIONS — WIRELESS

Three Months Ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)
Retail service	$863,836	$870,802	$(6,966)	(1)%
Inbound roaming	60,902	62,223	(1,321)	(2)%
Other	47,838	41,323	6,515	16%
Service revenues	972,576	974,348	(1,772)	—
Equipment sales	57,317	67,795	(10,478)	(15)%
Total operating revenues	1,029,893	1,042,143	(12,250)	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	213,542	194,709	18,833	10%
Cost of equipment sold	161,965	156,055	5,910	4%
Selling, general and administrative	445,177	411,153	34,024	8%
Depreciation, amortization and accretion	144,455	138,777	5,678	4%
Loss on asset disposals, net	1,250	2,611	(1,361)	(52)%
Total operating expenses	966,389	903,305	63,084	7%
Operating income	$63,504	$138,838	$(75,334)	(54)%

Operating Revenues

Retail service revenues

The decrease in retail service revenues in 2010 was primarily due to a significant reduction in revenues from voice services.

•         The average number of customers decreased to 6,151,000 in 2010 from 6,199,000 in 2009.

•         Average monthly retail service revenue per customer was essentially flat at $46.81 in 2010 compared to $46.82 in 2009, as an increase in revenues from data products and services offset a decline in revenues from voice services.  The average monthly retail service revenue per customer also reflects the impact of a reduction in the number of lower revenue reseller customers.

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

Revenues from data products and services totaled $215.3 million in 2010 and $162.0 million in 2009, and represented 22% of total service revenues in 2010 compared to 17% of total service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rates established by the FCC.

Inbound roaming revenues

The decrease in Inbound roaming revenues in 2010 was primarily due to a decline in roaming revenues from the combined entity of Verizon and Alltel.

Equipment sales revenues

The decrease in 2010 Equipment sales revenues was driven by a decline in average revenue per handset sold of 22% due to aggressive promotional pricing across all categories of handsets. The impact of lower overall pricing was offset somewhat by a shift in mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones and premium handsets, together with a 4% increase in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in system operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $8.9 million, or 11%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network;

•         Customer usage expenses on U.S. Cellular’s systems increased $10.0 million, or 15%, primarily due to an increase in data usage.

Cost of equipment sold

The increase in Cost of equipment sold was due to an increase in total handsets sold of 4%, together with a shift in the mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones and premium handsets, which resulted in an increase in average cost per handset sold of 2%.

Selling, general and administrative expenses

Key components of the net increase in Selling, general and administrative expenses were as follows:

•         Selling and marketing expenses increased by $13.9 million, or 7%, primarily due to higher sales related expenses, and higher commissions resulting from a greater number of eligible customer additions and renewals.

•         General and administrative expenses increased $20.1 million, or 9%, due to higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above); higher costs related to marketing initiatives and investments in multi-year initiatives for business support systems as described in the Overview section; and higher employee related expenses.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom

Components of Operating Income

Three months ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)

Operating revenues
ILEC revenues	$154,258	$148,208	$6,050	4%
CLEC revenues	47,325	50,093	(2,768)	(6)%
Intra-company elimination	(2,377)	(2,341)	(36)	(2)%
TDS Telecom operating revenues	199,206	195,960	3,246	2%

Operating expenses
ILEC expenses	130,088	129,074	1,014	1%
CLEC expenses	46,935	50,230	(3,295)	(7)%
Intra-company elimination	(2,377)	(2,341)	(36)	(2)%
TDS Telecom operating expenses	174,646	176,963	(2,317)	(1)%

TDS Telecom operating income	$24,560	$18,997	$5,563	29%

ILEC Operations

Components of Operating Income

Three months ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)

Voice revenues	$45,738	$46,879	$(1,141)	(2)%
Data revenues	31,993	25,491	6,502	26%
Network access revenues	66,951	67,118	(167)	—
Miscellaneous revenues	9,576	8,720	856	10%
Total operating revenues	154,258	148,208	6,050	4%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	49,302	48,406	896	2%
Selling, general and administrative expenses	44,167	45,083	(916)	(2)%
Depreciation, amortization and accretion	36,847	35,302	1,545	4%
Loss on asset disposals, net	(228)	283	(511)	>(100)%
Total operating expenses	130,088	129,074	1,014	1%

Total operating income	$24,170	$19,134	$5,036	26%

Operating Revenues

Voice revenues

The decrease in Voice revenues in 2010 was primarily due to a 5% decline in average physical access lines in service (excluding the impact of 2009 acquisitions).  Acquisitions increased 2010 Voice revenues $0.4 million.

Data revenues

The increase in Data revenues in 2010 was primarily due to the 13% growth in average high-speed data customers which accounted for increased revenues of $2.9 million.  Customers converting to higher DSL speeds drove the average revenue per customer higher, increasing revenues $0.8 million, net of bundling discounts in 2010.  These increases were partially offset by a $0.8 million decrease caused by a decline in dial-up customers.  Acquisitions increased Data revenues $3.1 million.

Network access revenues

A 4% decrease in intra-state minutes of use had a negative impact on revenues of $0.5 million.  Acquisitions generated a $0.7 million increase in 2010 Network access revenues to offset this decline.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment and reselling direct broadcast satellite service as well as other miscellaneous services).

Miscellaneous revenues increased primarily due to satellite and video revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Labor related costs decreased $1.0 million due to workforce reduction initiatives as well as modifications in employee retirement benefits.  The cost of promotions was also $1.3 million less in 2010.  Higher cost of goods sold and circuit bandwidth costs increased Cost of service and products $0.8 million.  Acquisitions increased Cost of service and products $1.7 million in 2010.

Selling, general and administrative expenses

Decreases from 2009 to 2010 included a reduction in employee costs of $1.6 million due to a workforce reduction, modification of employee retirement benefits of $0.3 million and a reduction in bad debt expense of $0.4 million.  A discrete legal expense of $2.5 million was also recorded in 2009.  Additionally, a discrete expense of $1.6 million was recorded in 2010 for an asset loss for which an insurance claim has been filed.  Acquisitions increased Selling, general and administrative expenses $1.6 million in 2010.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.3 million in 2010 as a result of acquisitions.

CLEC Operations

Components of Operating Income

Three months ended June 30,	2010	2009	Increase/ (Decrease)	Percentage Change
(Dollars in thousands)

Retail revenues	$42,487	$45,055	$(2,568)	(6)%
Wholesale revenues	4,838	5,038	(200)	(4)%
Total operating revenues	47,325	50,093	(2,768)	(6)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	24,495	26,348	(1,853)	(7)%
Selling, general and administrative expenses	15,978	17,402	(1,424)	(8)%
Depreciation, amortization and accretion	6,302	6,361	(59)	(1)%
Loss on asset disposals, net	160	119	41	34%
Total operating expenses	46,935	50,230	(3,295)	(7)%

Total operating income	$390	$(137)	$527	>100%

Operating Revenues

Retail revenues

Average CLEC equivalent access lines in service decreased 8% in 2010 compared to 2009, which resulted in a decrease in retail revenues of $3.4 million.  Average residential equivalent access lines decreased 24% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial subscriber base.  The average equivalent access lines related to commercial customers declined 3%.  Partially offsetting this decline was an increase in the average revenue per commercial subscriber which resulted in higher revenues of $0.8 million in 2010.

Wholesale revenues

The decline in wholesale revenues in 2010 was primarily driven by a 18% reduction in minutes of use partially offset by an increase in average rates resulting from a more favorable mixture of traffic carried.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased in 2010 due to reduction in purchased network related services, primarily caused by the smaller residential customer base, which decreased expenses by $1.8 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased in 2010 primarily due to a decrease in employee related costs and a reduction in advertising expense.

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

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	2010	2009

(Dollars in thousands)
Cash flows from (used in):
Operating activities	$502,346	$443,961
Investing activities	(714,074)	(412,878)
Financing activities	(80,787)	(143,635)
Net decrease in cash and cash equivalents	$(292,515)	$(112,552)

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities:

	2010	2009

(Dollars in thousands)
Operating income	$188,377	$293,247
Non-cash items
Depreciation, amortization and accretion	379,647	366,505
Loss on asset disposals, net	6,645	7,191
Adjusted OIBDA (1) (2)	$574,669	$666,943

(1)    Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any).  This measure also may be commonly referred to by management as operating cash flow.  This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows. See Note 15 — Business Segment Information in the Notes to Consolidated Financial Statements.

(2)    Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of assets (if any), in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2010 were $502.3 million, an increase of $58.3 million from 2009. Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, declined by $92.2 million primarily due to a decrease in U.S. Cellular operating income.  See discussion in the “Results of Operations — Wireless” for factors that affected U.S. Cellular operating income.

•         In 2009, a $38.0 million deposit was paid to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit.  The deposit was recorded as a cash outflow in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009.

•         A $33.0 million distribution from the LA Partnership was received in June 2010.  A $33.0 million distribution from the LA Partnership was approved in June 2009, but not received until July 2009, resulting in lower Distributions from unconsolidated entities in 2009.

•         Income tax payments, net of refunds, increased by $53.4 million to $84.9 million in 2010 from $31.5 million in 2009.  This increase primarily relates to tax payments made in 2010 related to the 2009 tax year and the discontinuance of the bonus depreciation deduction in 2010.

•         Changes in accounts receivable required $21.0 million and $68.3 million in 2010 and 2009, respectively, causing a year-over-year increase in cash flows of $47.3 million.  Changes in inventory provided $32.2 million in 2010 and required $9.9 million in 2009, resulting in a $42.1 million increase in cash inflows.  Both the accounts receivable and inventory balances can fluctuate significantly based on the timing of wireless promotions.

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

Cash used for property, plant and equipment and system development expenditures totaled $318.0 million in 2010 and $290.8 million in 2009. These expenditures were made to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $255.0 million in 2010 and $228.9 million in 2009 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•         TDS Telecom’s capital expenditures for its ILEC operations totaled $48.4 million in 2010 and $47.6 million in 2009 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $8.6 million in 2010 and $10.7 million in 2009 for switching and other network facilities.

•         Corporate and other capital expenditures totaled $6.0 million in 2010 and $3.6 million in 2009.

The following table presents Free cash flow. TDS believes that Free cash flow as reported by TDS is useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

(Dollars in thousands)	2010	2009

Cash flows from operating activities	$502,346	$443,961
Capital expenditures	(317,950)	(290,821)
Free cash flow (1)	$184,396	$153,140

(1)     Free cash flow is defined as Cash flows from operating activities minus Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash flows from Operating Activities and Cash flows from Investing Activities for details on the changes to the components of Free cash flow.

Cash payments for acquisitions in 2010 and 2009 were as follows:

Cash Payment for Acquisitions (1)	2010	2009
(Dollars in thousands)
U.S. Cellular licenses	$10,501	$12,050
TDS Telecom business	17,763	2,701
Other	—	291
Total	$28,264	$15,042

(1)   Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

In 2010, TDS invested $385.0 million in U.S. treasuries and commercial paper with maturities of greater than three months from the acquisition date. Also, $15.7 million in certificates of deposit (“CDs”) were redeemed in 2010 and $109.1 million of CDs were purchased in 2009.

Cash Flows from Financing Activities

In 2010, TDS repurchased Special Common Shares at an aggregate cost of $31.1 million.  In 2009, TDS repurchased Special Common Shares at an aggregate cost of $86.0 million. A total of $84.6 million was paid in cash before June 30, 2009 and $1.4 million was paid in July 2009. In addition, in January 2009 TDS paid $2.0 million for the fourth quarter 2008 share repurchases.  Payments for repurchases of U.S. Cellular Common Shares required $21.4 million in 2010 and $19.3 million in 2009.  See Note 12 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

Cash and Cash Equivalents

At June 30, 2010, TDS had $378.5 million in cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At June 30, 2010, the majority of TDS’ cash and cash equivalents was held in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  TDS also invested directly in U.S. Treasury securities that qualify as cash equivalents.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At June 30, 2010, TDS had $379.2 million in Short-term investments and $107.5 million in Long-term investments. Short-term and Long-term investments consist of Certificates of deposit (Short-term only), U.S. treasuries and commercial paper that are designated as held-to-maturity investments, and are recorded at amortized cost in the

Consolidated Balance Sheet.  During the six months ended June 30, 2010, TDS made $385.0 million of investments in U.S. treasuries and commercial paper.  Such commercial paper investments are guaranteed by the Federal Deposit Insurance Corporation.  TDS’ objective was to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the foreseeable future, while maintaining a low level of investment risk.  See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS has a $400 million and U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At June 30, 2010, there were no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $396.6 million available for use under the TDS revolving credit facility, and there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use under the U.S. Cellular revolving credit facility.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2010, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities is subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and is subject to decrease if the ratings are raised.  The credit facilities would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, a downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the credit facilities or obtain access to other credit facilities in the future.

TDS and U.S. Cellular’s credit ratings from nationally recognized credit rating agencies were investment grade as of June 30, 2010.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of June 30, 2010 with all of the covenants and requirements set forth in their revolving credit facilities.

Long-Term Financing

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of June 30, 2010 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2010 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2010.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2009 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

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

Contractual and Other Obligations

There was no material change between December 31, 2009 and June 30, 2010 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2009.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2009.  Changes to significant accounting policies are discussed in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Form 10-Q.  There were no material changes to TDS’ application of critical accounting policies and estimates during the six months ended June 30, 2010.

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

•         TDS’ systems infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

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

•         In the event that the FCC conducts auctions of additional spectrum in the future, TDS is likely to participate in such auctions as an applicant or as a non-controlling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

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

•         Costs, integration problems or other factors associated with developing and enhancing business support systems, acquisitions/divestitures of properties or licenses and/or expansion of TDS’ business could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•         Financial difficulties (including bankruptcy proceedings) of any of TDS’ key suppliers or vendors, termination or impairment of TDS’ relationships with such suppliers or vendors, or a failure by TDS to manage its supply chain effectively could result in delays or termination of TDS’ receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect TDS’ business, financial condition or results of operations.

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

•         Any of the foregoing events or other events could cause customer net additions, revenues, operating income, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward-looking estimates by a material amount.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

As of June 30, 2010, TDS’ long-term debt was in the form of fixed-rate notes with original maturities ranging up to 40 years. Fluctuations in market interest rates can lead to significant fluctuations in the fair values of these fixed-rate notes.

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ long-term debt as of June 30, 2010.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of June 30, 2010, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in TDS’ Annual Report on Form 10-K may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in particular the section captioned “Overview,” for disclosures of certain developments that have occurred since TDS filed its Form 10-K for the year ended December 31, 2009.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2009.

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

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2010
Common	—	$—	—
Special Common	48,297	29.90	48,297
Total	48,297	29.90	48,297	$230,870,289
May 1 – 31, 2010
Common	—	—	—
Special Common	217,000	28.74	217,000
Total	217,000	28.74	217,000	224,632,987
June 1 – 30, 2010
Common	—	—	—
Special Common	303,000	28.39	303,000
Total	303,000	28.39	303,000	216,031,547
Total for or as of end of the quarter
ended June 30, 2010
Common	—	—	—
Special Common	568,297	28.65	568,297
Total	568,297	$28.65	568,297	$216,031,547

The following is additional information with respect to the Common and Special Common Shares authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.       The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.      The expiration date for the program is November 19, 2012.

iv.      The Common and Special Common Shares authorization did not expire during the second quarter of 2010.

v.        TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the second quarter of 2010.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the second quarter of 2010 and had no borrowings outstanding under their revolving credit facilities as of June 30, 2010.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 10.1 – Terms of Letter Agreement dated May 3, 2010 between U.S. Cellular and Mary N. Dillon, is hereby incorporated by reference from Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated May 6, 2010

Exhibit 10.2 – U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.3 – U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.4 – U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.5 – U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 11 – Computation of Earnings per share is included herein as Note 6 – Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 – Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 – Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 – Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 – Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 – Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS – XBRL Instance Document

Exhibit 101.SCH – XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE – XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL – XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB – XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 5, 2010	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2010	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2010	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Corporate Controller (Principal Accounting Officer)

Signature page for the TDS 2010 Second Quarter Form 10-Q