Form 10-Q
period 2010-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2010-11-04
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010
Common Shares, $.01 par value	49,872,640 Shares
Special Common Shares, $.01 par value	48,029,633 Shares
Series A Common Shares, $.01 par value	6,507,984 Shares

Part I. Financial Information Item 1. Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009

Operating revenues	$1,266,416	$1,257,737	$3,721,070	$3,758,033

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	487,311	477,269	1,384,880	1,375,683
Selling, general and administrative	502,594	506,965	1,485,010	1,441,904
Depreciation, amortization and accretion	190,972	190,713	570,619	557,218
Loss on asset disposals, net	2,378	3,271	9,023	10,462
Total operating expenses	1,183,255	1,178,218	3,449,532	3,385,267

Operating income	83,161	79,519	271,538	372,766

Investment and other income (expense)
Equity in earnings of unconsolidated entities	24,147	23,334	75,047	67,034
Interest and dividend income	2,785	3,461	7,900	8,435
Interest expense	(28,297)	(30,854)	(86,520)	(93,898)
Other, net	(438)	1,030	(2,557)	1,504
Total investment and other income (expense)	(1,803)	(3,029)	(6,130)	(16,925)

Income before income taxes	81,358	76,490	265,408	355,841
Income tax expense	28,775	28,331	98,167	125,412
Net income	52,583	48,159	167,241	230,429
Less: Net income attributable to noncontrolling interests, net of tax	(11,958)	(11,384)	(37,915)	(53,193)
Net income attributable to TDS shareholders	40,625	36,775	129,326	177,236
Preferred dividend requirement	(12)	(13)	(37)	(38)
Net income available to common shareholders	$40,613	$36,762	$129,289	$177,198

Basic weighted average shares outstanding	104,881	108,289	105,443	110,408
Basic earnings per share attributable to TDS shareholders	$0.39	$0.34	$1.23	$1.60

Diluted weighted average shares outstanding	105,298	108,565	105,800	110,633
Diluted earnings per share attributable to TDS shareholders	$0.38	$0.34	$1.22	$1.60

Dividends per share	$0.1125	$0.1075	$0.3375	$0.3225

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009

Cash flows from operating activities
Net income	$167,241	$230,429
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	570,619	557,218
Bad debts expense	61,087	78,941
Stock-based compensation expense	26,055	24,523
Deferred income taxes, net	55,102	29,157
Equity in earnings of unconsolidated entities	(75,047)	(67,034)
Distributions from unconsolidated entities	59,519	51,668
Loss on asset disposals, net	9,023	10,462
Other operating activities	4,645	2,114
Changes in assets and liabilities from operations
Accounts receivable	(48,891)	(107,254)
Inventory	32,571	(3,595)
Accounts payable	(49,034)	(29,401)
Customer deposits and deferred revenues	2,363	(4,936)
Accrued taxes	(42,843)	88,098
Accrued interest	9,343	9,893
Other assets and liabilities	(16,973)	(70,332)
	764,780	799,951

Cash flows from investing activities
Additions to property, plant and equipment	(486,138)	(450,594)
Cash paid for acquisitions and licenses	(28,264)	(15,242)
Cash paid for investments	(433,750)	(109,055)
Cash received for investments	40,765	—
Other investing activities	1,681	3,335
	(905,706)	(571,556)

Cash flows from financing activities
Repayment of long-term debt	(2,182)	(2,507)
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	1,183	1,296
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	738	(119)
Repurchase of TDS Common and Special Common Shares	(50,543)	(152,918)
Repurchase of U.S. Cellular Common Shares	(40,520)	(24,283)
Dividends paid	(35,502)	(35,389)
Payment of debt issuance costs	—	(10,074)
Distributions to noncontrolling interests	(5,828)	(4,962)
Other financing activities	(7,404)	1,411
	(140,058)	(227,545)

Net increase (decrease) in cash and cash equivalents	(280,984)	850

Cash and cash equivalents
Beginning of period	670,992	777,309
End of period	$390,008	$778,159

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets (Unaudited)

(Dollars in thousands)	September 30, 2010	December 31, 2009

Current assets
Cash and cash equivalents	$390,008	$670,992
Short-term investments	389,052	113,275
Accounts receivable
Due from customers and agents, less allowances of $28,462 and $30,422, respectively	360,286	384,470
Other, less allowances of $7,148 and $7,201, respectively	144,155	130,973
Inventory	124,417	156,987
Net deferred income tax asset	29,948	29,874
Prepaid expenses	93,406	94,336
Prepaid income taxes	50,865	3,718
Other current assets	60,802	63,046
	1,642,939	1,647,671
Investments
Licenses	1,453,526	1,443,025
Goodwill	718,635	707,840
Other intangible assets, net of accumulated amortization of $117,510 and $108,944, respectively	25,924	26,589
Investments in unconsolidated entities	214,114	203,799
Long-term investments	121,441	—
Other investments	9,123	9,785
	2,542,763	2,391,038
Property, plant and equipment
In service and under construction	9,144,869	8,760,327
Less: Accumulated depreciation	5,699,710	5,252,482
	3,445,159	3,507,845

Other assets and deferred charges	62,970	65,759

Total assets	$7,693,831	$7,612,313

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

(Dollars and shares in thousands)	September 30, 2010	December 31, 2009

Current liabilities
Current portion of long-term debt	$1,804	$2,509
Accounts payable	299,039	347,348
Customer deposits and deferred revenues	167,659	164,451
Accrued interest	21,387	12,227
Accrued taxes	81,563	62,568
Accrued compensation	87,932	93,524
Other current liabilities	98,554	117,081
	757,938	799,708

Deferred liabilities and credits
Net deferred income tax liability	566,268	517,762
Other deferred liabilities and credits	390,941	373,862

Long-term debt	1,492,022	1,492,908

Commitments and contingencies

Noncontrolling interests with redemption features	791	727

Equity
TDS shareholders’ equity
Series A Common, Special Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common, 165,000 Special Common and 100,000 Common Shares)
Issued 127,038 shares (6,508 Series A Common, 63,442 Special Common and 57,088 Common Shares) and 127,016 shares (6,492 Series A Common, 63,442 Special Common and 57,082 Common Shares), respectively

Outstanding 104,410 shares (6,508 Series A Common, 48,029 Special Common and 49,873 Common Shares) and 106,022 shares (6,492 Series A Common, 49,725 Special Common and 49,805 Common Shares), respectively

Par Value ($.01 per share) ($65 Series A Common, $634 Special Common and $571 Common Shares)	1,270	1,270
Capital in excess of par value	2,101,882	2,088,807
Special Common and Common Treasury shares at cost:
Treasury shares 22,628 (15,413 Special Common and 7,215 Common Shares) and 20,994 (13,717 Special Common and 7,277 Common Shares), respectively	(724,533)	(681,649)
Accumulated other comprehensive loss	(3,395)	(2,710)
Retained earnings	2,449,060	2,358,580
Total TDS shareholders' equity	3,824,284	3,764,298

Preferred shares	830	832
Noncontrolling interests	660,757	662,216

Total equity	4,485,871	4,427,346

Total liabilities and equity	$7,693,831	$7,612,313

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Noncontrolling Interests	Total Equity
December 31, 2009	$1,270	$2,088,807	$(681,649)	$(2,710)	$2,358,580	$3,764,298	$832	$662,216	$4,427,346
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	129,326	129,326	—	37,886	129,326
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	—	37,886
Net unrealized gain (loss) on equity investments	—	—	—	84	—	84	—	—	84
Changes related to retirement plan	—	—	—	(769)	—	(769)	—	—	(769)
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(35,465)	(35,465)	—	—	(35,465)
Preferred dividend requirement	—	—	—	—	(37)	(37)	—	—	(37)
Repurchase of shares	—	—	(50,543)	—	(1)	(50,544)	(2)	—	(50,546)
Dividend reinvestment plan	—	—	4,454	—	(1,323)	3,131	—	—	3,131
Incentive and compensation plans	—	433	3,205	—	(2,020)	1,618	—	—	1,618
Adjust investment in subsidiaries for repurchases, issuances, other compensation plans and noncontrolling interest purchases	—	98	—	—	—	98	—	(33,517)	(33,419)
Stock-based compensation awards (1)	—	12,516	—	—	—	12,516	—	—	12,516
Tax windfall (shortfall) from stock awards (2)	—	28	—	—	—	28	—	—	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,828)	(5,828)
September 30, 2010	$1,270	$2,101,882	$(724,533)	$(3,395)	$2,449,060	$3,824,284	$830	$660,757	$4,485,871

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Noncontrolling Interests	Total Equity
December 31, 2008	$1,270	$2,066,597	$(513,108)	$(13,391)	$2,221,469	$3,762,837	$852	$647,915	$4,411,604
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	177,236	177,236	—	—	177,236
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	53,073	53,073
Net unrealized gain (loss) on equity investments	—	—	—	(302)	—	(302)	—	—	(302)
Changes related to retirement plan	—	—	—	742	—	742	—	—	742
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(35,351)	(35,351)	—	—	(35,351)
Preferred dividend requirement	—	—	—	—	(38)	(38)	—	—	(38)
Repurchase of shares	—	—	(159,993)	—	—	(159,993)	(7)	—	(160,000)
Dividend reinvestment plan	—	(13)	731	—	444	1,162	—	—	1,162
Incentive and compensation plans	—	(45)	3,338	—	(1,383)	1,910	—	—	1,910
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	6,564	—	—	—	6,564	—	(18,422)	(11,858)
Stock-based compensation awards (1)	—	11,523	—	—	—	11,523	—	—	11,523
Tax windfall (shortfall) from stock awards (2)	—	(145)	—	—	—	(145)	—	—	(145)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,962)	(4,962)
September 30, 2009	$1,270	$2,084,481	$(669,032)	$(12,951)	$2,362,377	$3,766,145	$845	$677,604	$4,444,594

(1)   Reflects TDS Corporate and TDS Telecom's current year stock-based compensation awards impact on Capital in excess of par value. U.S. Cellular’s amounts are included in Adjust investment in subsidiaries for repurchases, issuances and other compensation plans.

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

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income	$52,583	$48,159	$167,241	$230,429
Net change in accumulated other comprehensive income
Net unrealized gain (loss) on equity investments	—	199	84	(302)
Changes related to retirement plan	(256)	159	(769)	742
Comprehensive income	52,327	48,517	166,556	230,869
Less: Comprehensive income attributable to noncontrolling interests	(11,958)	(11,384)	(37,915)	(53,193)
Comprehensive income attributable to TDS shareholders	$40,369	$37,133	$128,641	$177,676

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 83%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc.  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2010 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items and adjustments to prior periods as described in Note 2 — Revision of Prior Period Amounts) necessary to present fairly the financial position as of September 30, 2010, December 31, 2009, and September 30, 2009 (as included in Note 2), the results of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and cash flows and changes in equity for the nine months ended September 30, 2010 and 2009.  The results of operations and comprehensive income for the three and nine months ended, and cash flows and changes in equity for the nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

2.   Revision of Prior Period Amounts

In preparing its financial statements for the three months ended March 31, 2010, TDS discovered certain errors related to accounting for operating revenues and sales tax liabilities.  The quantification of these errors was subsequently refined during the second quarter of 2010.  These errors resulted in the overstatement of operating revenues and understatement of sales tax liabilities for the years ended December 31, 2009, 2008, 2007, and the three months ended March 31, 2010. In addition to recording these adjustments, TDS recorded other adjustments to prior-year amounts to correct other immaterial items. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), TDS evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, if the adjustments to correct the cumulative errors had been recorded in the first or second quarter of 2010, TDS believes the impact would have been significant to those respective periods and would impact comparisons to prior periods. As permitted by SAB 108, TDS revised in the current filing its comparative consolidated financial statements for these immaterial amounts. In addition, on August 5, 2010, TDS filed a Current Report on Form 8-K (Items 8.01 and 9.01) with the SEC to revise financial statements and other financial information previously included in its Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010.  Such Form 8-K contains revisions to the December 31, 2009 Consolidated Balance Sheet, originally filed on February 25, 2010 in TDS’ Annual Report on Form 10-K.  Also, in accordance with SAB 108, the Consolidated Balance Sheet, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the following comparative periods have been revised as follows:

Consolidated Balance Sheet — September 30, 2009

(Dollars in thousands)	As previously reported (1)	Adjustment	Revised

Accounts receivable - Due from customers	$384,213	$3,817	$388,030
Prepaid expenses	95,677	8,413	104,090
Total current assets	1,778,024	12,230	1,790,254
Total assets	7,733,175	12,230	7,745,405
Customer deposits and deferred revenues	170,493	(2,241)	168,252
Accrued taxes	66,661	23,193	89,854
Total current liabilities	773,824	20,952	794,776
Other deferred liabilities and credits	384,032	1,314	385,346
Total deferred liabilities and credits	883,034	1,314	884,348
Retained earnings	2,370,595	(8,218)	2,362,377
Total TDS shareholders’ equity	3,774,363	(8,218)	3,766,145
Noncontrolling interests	679,422	(1,818)	677,604
Total equity	4,454,630	(10,036)	4,444,594
Total liabilities and equity	7,733,175	12,230	7,745,405

Consolidated Statement of Operations — Three Months Ended September 30, 2009

(Dollars in thousands)	As previously reported (1)	Adjustment	Revised

Operating revenues	$1,258,742	$(1,005)	$1,257,737
Cost of services and products (Excluding Depreciation, amortization and accretion)	477,116	153	477,269
Selling, general and administrative expenses	507,159	(194)	506,965
Depreciation, amortization and accretion	192,247	(1,534)	190,713
Loss on asset disposals, net	4,557	(1,286)	3,271
Total operating expenses	1,181,079	(2,861)	1,178,218
Operating income	77,663	1,856	79,519
Interest expense	(30,430)	(424)	(30,854)
Total investment and other income (expense)	(2,605)	(424)	(3,029)
Income before income taxes	75,058	1,432	76,490
Income tax expense	27,793	538	28,331
Net income	47,265	894	48,159
Net income attributable to noncontrolling interests, net of tax	(11,620)	236	(11,384)
Net income attributable to TDS shareholders	35,645	1,130	36,775
Net income available to common shareholders	35,632	1,130	36,762
Basic earnings per share attributable to TDS shareholders	0.33	0.01	0.34
Diluted earnings per share attributable to TDS shareholders	0.33	0.01	0.34

Consolidated Statement of Operations — Nine Months Ended September 30, 2009

(Dollars in thousands)	As previously reported (1)	Adjustment	Revised

Operating revenues	$3,757,865	$168	$3,758,033
Cost of services and products (Excluding Depreciation, amortization and accretion)	1,375,642	41	1,375,683
Selling, general and administrative expenses	1,445,920	(4,016)	1,441,904
Depreciation, amortization and accretion	558,362	(1,144)	557,218
Loss on asset disposals, net	9,469	993	10,462
Total operating expenses	3,389,393	(4,126)	3,385,267
Operating income	368,472	4,294	372,766
Interest expense	(92,780)	(1,118)	(93,898)
Total investment and other income (expense)	(15,807)	(1,118)	(16,925)
Income before income taxes	352,665	3,176	355,841
Income tax expense	121,467	3,945	125,412
Net income	231,198	(769)	230,429
Net income attributable to noncontrolling interests, net of tax	(53,814)	621	(53,193)
Net income attributable to TDS shareholders	177,384	(148)	177,236
Net income available to common shareholders	177,346	(148)	177,198
Basic earnings per share attributable to TDS shareholders	1.61	(0.01)	1.60
Diluted earnings per share attributable to TDS shareholders	1.60	—	1.60

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2009

(Dollars in thousands)	As previously reported (1)	Adjustment	Revised

Net income	$231,198	$(769)	$230,429
Depreciation, amortization and accretion	558,362	(1,144)	557,218
Deferred income taxes, net	25,935	3,222	29,157
Loss on asset disposals, net	9,469	993	10,462
Change in accounts receivable	(102,137)	(5,117)	(107,254)
Change in customer deposits and deferred revenues	(3,609)	(1,327)	(4,936)
Change in accrued taxes	82,267	5,831	88,098
Change in other assets and liabilities	(68,643)	(1,689)	(70,332)
Cash flows from operating activities	799,951	—	799,951

(1)     In Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 5, 2009.

3.   Summary of Significant Accounting Policies

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the governmental authority imposing such tax, the amounts collected from customers and remitted to governmental authorities are recorded net in Accrued taxes in the Consolidated Balance Sheet.  If a tax is assessed upon TDS but billed to customers to recover it, the amounts billed to customers are recorded in Operating revenues and the amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded in Operating revenues that were billed to customers and remitted to governmental authorities totaled $38.1 million and $118.0 million for the three months ended and nine months ended September 30, 2010, respectively, and $34.3 million and $91.3 million for the three months ended and nine months ended September 30, 2009, respectively. These revenues increased primarily due to an increase in the Universal Service Fund contribution rates established by the Federal Communications Commission (“FCC”).

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”).  ASU 2009-13 provides for less restrictive separation criteria that must be met for a deliverable to be considered a separate unit of accounting. Additionally, under this Standard, there is a hierarchy for determining the selling price of a unit of accounting and consideration must be allocated using a relative-selling price method.  TDS is required to adopt the provisions of ASU 2009-13 on January 1, 2011; however, as permitted, TDS elected to early adopt the provisions on October 1, 2010.  Such early adoption required TDS to retrospectively apply ASU 2009-13 effective January 1, 2010, the beginning of TDS’ current fiscal year. This retrospective application of ASU 2009-13 will have no impact on TDS’ reported amounts in the first nine months of 2010.  TDS made this election in connection with the introduction of certain new service offerings in the fourth quarter of 2010.  These new service offerings may include a combination of the following elements which are considered separate units of accounting under ASU 2009-13: wireless services (voice, messaging and data), wireless handsets, a phone replacement program, and loyalty reward points that may be redeemed by customers for wireless products and services in future periods.  In accordance with ASU 2009-13, TDS will be required to defer the recognition of revenue related to amounts billed to customers that are attributed to loyalty rewards points until such points are redeemed or expire; thus ASU 2009-13 will impact the timing of recognition of revenue attributable to loyalty reward points.  Except as described in the preceding sentence, adoption of ASU 2009-13 is not expected to have a significant impact on TDS’ financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements that include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”).  ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is "more than incidental to the tangible product as a whole.”  ASU 2009-14 will be effective for TDS on January 1, 2011; however, early adoption is permitted.  TDS does not anticipate that this pronouncement will have a significant impact on its financial position or results of operations.

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

4.   Fair Value Measurements

As of September 30, 2010 and December 31, 2009, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	September 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

(Dollars in thousands)
Cash and cash equivalents	$390,008	$390,008	$670,992	$670,992
Short-term investments (1)(2)
Certificates of deposit	97,760	97,760	113,275	113,275
Government-backed securities (3)	291,292	291,292	—	—
Long-term investments (1)(4)
Government-backed securities (3)	121,441	121,916	—	—
Long-term debt (5)	1,487,588	1,483,672	1,488,196	1,461,976

(1)     Designated as held-to-maturity investments and are recorded at amortized cost on the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     Maturities range between 13 and 27 months from the balance sheet date.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of Long-term debt, excluding capital lease obligations and current portion of Long-term debt, was estimated using market prices for TDS' 7.6% Series A notes and 6.625% senior notes, U.S. Cellular's 7.5% senior notes, and discounted cash flow analyses for the remaining debt, principally U.S. Cellular’s 6.7% senior notes.

As of September 30, 2010, TDS did not have any nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

5.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and nine months ended September 30, 2010 was 35.4% and 37.0%, respectively, and for the three and nine months ended September 30, 2009 was 37.0% and 35.2%, respectively.  The effective tax rate for the three months ended September 30, 2010 was lower than the rate for the three months ended September 30, 2009 primarily as a result of the favorable settlement of certain state income tax audits.  The benefit from this change, along with other minor discrete benefits, decreased income tax expense for the three months ended September 30, 2010 by $2.7 million; absent these benefits, the effective tax rate for such period would have been higher by 3.3 percentage points.

The effective tax rate of 35.2% for the nine months ended September 30, 2009 was lower than the rate for the nine months ended September 30, 2010 due primarily to a 2009 state tax benefit resulting from a state tax law change that was recognized as a discrete item in the three months ended March 31, 2009.  The benefit from this change, along with other minor discrete benefits, decreased income tax expense by $8.2 million for the nine months ended September 30, 2009.  Absent these benefits, the effective tax rate for the nine months ended September 30, 2009 would have been higher by 2.3 percentage points.

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars and shares in thousands, except per share amounts)

Basic earnings per share attributable to TDS shareholders
Net income attributable to TDS shareholders	$40,625	$36,775	$129,326	$177,236
Preferred dividend requirement	(12)	(13)	(37)	(38)
Net income attributable to common shareholders ofTDS used in basic earnings per share	$40,613	$36,762	$129,289	$177,198

Adjustments to compute diluted earnings:
Noncontrolling interest (1)	(156)	(91)	(456)	(392)
Preferred dividend (2)	12	12	37	37
Net income attributable to common shareholders of TDS used in diluted earnings per share	$40,469	$36,683	$128,870	$176,843

Weighted average number of shares used in basic earnings per share
Common Shares	49,898	51,441	49,873	51,609
Special Common Shares	48,479	50,371	49,071	52,330
Series A Common Shares	6,504	6,477	6,499	6,469
Total	104,881	108,289	105,443	110,408

Effects of dilutive securities:
Stock options	123	42	119	48
Restricted stock units	244	188	188	131
Preferred shares	50	46	50	46
Weighted average number of shares used in diluted earnings per share	105,298	108,565	105,800	110,633

Basic earnings per share attributable to TDS shareholders	$0.39	$0.34	$1.23	$1.60

Diluted earnings per share attributable to TDS shareholders	$0.38	$0.34	$1.22	$1.60

(1)     The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular's income computed as if all of U.S. Cellular's issuable securities were outstanding.

(2)     The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore treated as if converted for shares.

Certain Common Shares and Special Common Shares issuable upon the exercise of Stock options, vesting of Restricted stock units or conversion of Convertible preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares and Special Common Shares excluded is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Shares in thousands)

Stock options
Common Shares	620	795	606	824
Special Common Shares	4,447	4,762	3,714	4,088

Restricted stock units
Common Shares	—	—	—	—
Special Common Shares	—	—	76	93

Convertible preferred shares
Common Shares	—	—	—	—

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

On March 19, 2010, TDS acquired 100% of the outstanding shares of VISI Incorporated (“VISI”) for $18.2 million in cash, including working capital adjustments finalized during the second quarter of 2010.  VISI is a managed services company which provides colocation, dedicated hosting, Internet and virtual computing services to small and medium-sized companies.  VISI is included in the TDS Telecom ILEC business segment for reporting purposes.

TDS’ acquisitions during the nine months ended September 30, 2010 and 2009 and the allocation of the purchase price for these acquisitions were as follows:

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

8.   Licenses and Goodwill

Changes in TDS’ licenses and goodwill for the nine months ended September 30, 2010 and 2009 are presented below.

Licenses
	U.S. Cellular (1)	TDS Telecom	Total
(Dollars in thousands)

Balance December 31, 2009	$1,440,225	$2,800	$1,443,025
Acquisitions	10,501	—	10,501
Balance September 30, 2010	$1,450,726	$2,800	$1,453,526

Balance December 31, 2008	$1,438,640	$2,800	$1,441,440
Acquisitions	12,250	—	12,250
Other	(164)	—	(164)
Balance September 30, 2009	$1,450,726	$2,800	$1,453,526

Goodwill

	U.S. Cellular (1)	TDS Telecom (2)	Other (3)	Total
(Dollars in thousands)

Assigned value at time of acquisition	$617,222	$450,156	$3,802	$1,071,180
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance December 31, 2009	283,322	420,716	3,802	707,840
Acquisitions	—	5,336	—	5,336
Other (4)	—	—	5,459	5,459
Balance September 30, 2010	$283,322	$426,052	$9,261	$718,635

Assigned value at time of acquisition	$616,764	$449,853	$3,802	$1,070,419
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance December 31, 2008	282,864	420,413	3,802	707,079
Acquisitions	—	303	—	303
Other	458	—	—	458
Balance September 30, 2009	$283,322	$420,716	$3,802	$707,840

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

Equity in earnings of unconsolidated entities totaled $24.1 million and $23.3 million in the three months ended September 30, 2010 and 2009, respectively, and $75.0 million and $67.0 million in the nine month-periods then ended, respectively. Of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.1 and $15.5 million in the three months ended September 30, 2010 and 2009, respectively, and $49.5 million in the nine months ended September 30, 2010 and 2009.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table summarizes the combined results of operations of TDS' equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(Dollars in thousands)
Revenues	$1,266,000	$1,216,000	$3,713,000	$3,596,000
Operating expenses	913,000	874,000	2,641,000	2,532,000
Operating income	353,000	342,000	1,072,000	1,064,000
Other income	7,000	8,000	25,000	28,000
Net income	$360,000	$350,000	$1,097,000	$1,092,000

10.   Commitments and Contingencies

Agreements

On August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into agreements to develop a Billing and Operational Support System (“B/OSS”). Amdocs will license to U.S. Cellular certain customer order and relationship management, revenue management and billing software relating to the B/OSS.

The implementation of the licensed systems commenced in September 2010, and is expected to take approximately two years to complete.  The total estimated amount to be paid to Amdocs with respect to the agreements for delivery of the B/OSS is $73 million, and is expected to be paid out from August 2010 to October 2012.  U.S. Cellular anticipates capitalizing a majority of these costs as Systems development costs and amortizing such capitalized costs over the estimated useful life of the B/OSS system.  U.S. Cellular also is committed to purchase maintenance for an aggregate amount of $36.4 million over a period of seven years, beginning in 2013.

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

Consolidated VIEs

As of September 30, 2010, TDS consolidates the following VIEs under GAAP:

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

Following is a summary of the capital contributions and advances made to each entity by TDS as of September 30, 2010.  The amounts shown in the table below exclude funds provided to these entities solely from the shareholder of the general partner.

(Dollars in thousands)

Aquinas Wireless	$2,132
King Street Wireless &
King Street Wireless, Inc.	300,904
Barat Wireless &
Barat Wireless, Inc.	127,685
Carroll Wireless &
Carroll PCS, Inc.	131,294
$562,015

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2010	December 31, 2009

(Dollars in thousands)
Assets
Cash	$994	$679
Other current assets	263	393
Licenses	487,962	487,962
Other assets	1,548	440
Total assets	$490,767	$489,474

Liabilities
Customer deposits and deferred revenues	$76	$70
Total liabilities	$76	$70

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

Share repurchases made under these authorizations and prior authorizations were as follows:

Nine Months Ended September 30,		Number of Shares	Average Cost Per Share	Amount (1)
(Dollars and shares in thousands, except cost per share)
2010
	U.S. Cellular Common Shares	970	$41.79	$40,520
	TDS Common Shares	—	—	—
	TDS Special Common Shares	1,784	28.33	50,543
2009
	U.S. Cellular Common Shares	647	$37.53	$24,283
	TDS Common Shares	1,484	29.52	43,826
	TDS Special Common Shares	4,337	26.78	116,167

(1)     Amounts reported on the Consolidated Statement of Cash Flows may differ from these amounts due to repurchases and subsequent cash settlements occurring in different periods.

13. Noncontrolling Interests

The following schedule discloses the effects of net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

(Dollars in thousands)
Net income attributable to TDS shareholders	$129,326	$177,236
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(4,899)	(3,718)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	(1,521)	276
Purchase of ownership in subsidiaries from noncontrolling interests	(3,492)	—
Net transfers (to) from noncontrolling interests	(9,912)	(3,442)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$119,414	$173,794

Mandatorily Redeemable Noncontrolling Interests in Finite-Lived Subsidiaries

Under GAAP, certain noncontrolling interests in consolidated entities with finite lives may meet the definition of mandatorily redeemable financial instruments.  TDS’ consolidated financial statements include certain noncontrolling interests that meet the definition of mandatorily redeemable financial instruments. These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2107.

The settlement value of TDS’ mandatorily redeemable noncontrolling interests in finite-lived subsidiaries was estimated to be $154.8 million at September 30, 2010. This amount represents the estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2010, net of estimated liquidation costs.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2010 was $49.6 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.

14. Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Nine Months Ended September 30,
	2010	2009

(Dollars in thousands)

Equity Method Investments
Balance, beginning of period	$306	$608
Add (deduct):
Unrealized gains (losses) of equity method companies	84	(302)
Net change in equity method investments	84	(302)
Balance, end of period	$390	$306

Retirement Plans
Balance, beginning of period	$(3,016)	$(13,999)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(2,861)	(601)
Amortization of unrecognized net loss	1,618	1,355
	(1,243)	754
Deferred income taxes	474	(12)
Net change in retirement plans	(769)	742
Balance, end of period	$(3,785)	$(13,257)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(2,710)	$(13,391)
Add (deduct):
Net change in equity method investments	84	(302)
Net change in retirement plans	(769)	742
Balance, end of period	$(3,395)	$(12,951)

15. Business Segment Information

Financial data for TDS’ business segments for the three and nine-month periods ended, or as of September 30, 2010 and 2009, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC.”

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Three Months Ended or as of September 30, 2010	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$1,060,781	$157,386	$47,038	$(2,394)	$202,030	$8,559	$(4,954)	$1,266,416
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	407,312	51,820	24,482	(2,355)	73,947	6,465	(413)	487,311
Selling, general and administrative expense	446,938	43,195	16,309	(39)	59,465	1,370	(5,179)	502,594
Adjusted OIBDA (3) (4)	206,531	62,371	6,247	—	68,618	724	638	276,511
Depreciation, amortization and accretion expense	144,717	37,528	6,117	—	43,645	433	2,177	190,972
Loss on asset disposals, net	1,981	312	78	—	390	—	7	2,378
Operating income (loss)	59,833	24,531	52	—	24,583	291	(1,546)	83,161

Total assets	5,859,091	1,461,544	117,535	—	1,579,079	22,092	233,569	7,693,831
Capital expenditures	124,688	32,981	5,521	—	38,502	275	4,723	168,188

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Three Months Ended or as of September 30, 2009	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$1,057,295	$149,659	$49,153	$(2,270)	$196,542	$10,534	$(6,634)	$1,257,737
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	394,965	50,352	26,008	(1,890)	74,470	8,256	(422)	477,269
Selling, general and administrative expense	454,645	41,397	15,952	(380)	56,969	1,665	(6,314)	506,965
Adjusted OIBDA (3) (4)	207,685	57,910	7,193	—	65,103	613	102	273,503
Depreciation, amortization and accretion expense	146,052	35,652	6,094	—	41,746	636	2,279	190,713
Loss on asset disposals, net	2,085	1,072	63	—	1,135	20	31	3,271
Operating income (loss)	59,548	21,186	1,036	—	22,222	(43)	(2,208)	79,519

Total assets	5,854,055	1,484,047	124,645	—	1,608,692	24,458	258,200	7,745,405
Capital expenditures	128,868	23,847	4,660	—	28,507	42	2,356	159,773

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Nine Months Ended or as of September 30, 2010	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$3,114,531	$461,800	$142,106	$(7,165)	$596,741	$27,414	$(17,616)	$3,721,070
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	1,151,038	147,614	73,469	(6,833)	214,250	20,954	(1,362)	1,384,880
Selling, general and administrative expense	1,321,720	129,099	47,825	(332)	176,592	4,686	(17,988)	1,485,010
Adjusted OIBDA (3) (4)	641,773	185,087	20,812	—	205,899	1,774	1,734	851,180
Depreciation, amortization and accretion expense	432,405	111,433	18,784	—	130,217	1,482	6,515	570,619
(Gain) loss on asset disposals, net	8,407	344	323	—	667	(76)	25	9,023
Operating income (loss)	200,961	73,310	1,705	—	75,015	368	(4,806)	271,538

Total assets	5,859,091	1,461,544	117,535	—	1,579,079	22,092	233,569	7,693,831
Capital expenditures	379,692	81,338	14,111	—	95,449	979	10,018	486,138

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Nine Months Ended or as of September 30, 2009	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$3,153,782	$448,054	$150,435	$(6,685)	$591,804	$32,503	$(20,056)	$3,758,033
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	1,131,418	146,442	79,127	(5,731)	219,838	25,707	(1,280)	1,375,683
Selling, general and administrative expense	1,274,261	127,509	50,689	(954)	177,244	5,492	(15,093)	1,441,904
Adjusted OIBDA (3) (4)	748,103	174,103	20,619	—	194,722	1,304	(3,683)	940,446
Depreciation, amortization and accretion expense	422,707	107,040	18,232	—	125,272	1,944	7,295	557,218
Loss on asset disposals, net	8,641	1,493	259	—	1,752	13	56	10,462
Operating income (loss)	316,755	65,570	2,128	—	67,698	(653)	(11,034)	372,766

Total assets	5,854,055	1,484,047	124,645	—	1,608,692	24,458	258,200	7,745,405
Capital expenditures	357,770	71,447	15,384	—	86,831	231	5,762	450,594

(1)   Represents Suttle-Straus.

(2)   Consists of corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate operations.

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

16. Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

TDS:
	Nine Months Ended September 30,
	2010	2009

(Dollars and shares in thousands)
Common Shares withheld	—	—
Special Common Shares withheld	—	—

Aggregate value of Common Shares withheld	$—	$—
Aggregate value of Special Common Shares withheld	—	—

Cash receipts upon exercise of stock options	$1,183	$1,296
Cash disbursements for payment of taxes	—	—
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,183	$1,296

U.S. Cellular:
	Nine Months Ended September 30,
	2010	2009

(Dollars and shares in thousands)
Common Shares withheld (1)	269	34

Aggregate value of Common Shares withheld	$11,597	$1,245

Cash receipts upon exercise of stock options	$2,621	$1,126
Cash disbursements for payment of taxes (2)	(1,883)	(1,245)
Net cash receipts from exercise of stock options and vesting of other stock awards	$738	$(119)

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

TDS declared and paid dividends of $35.5 million or $0.3375 per share during the nine months ended September 30, 2010.  TDS declared and paid dividends of $35.4 million or $0.3225 per share in the nine months ended September 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.1 million wireless customers and 1.1 million wireline equivalent access lines at September 30, 2010. TDS conducts substantially all of its wireless operations through its 83%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 6.1 million customers in five geographic market areas in 26 states. As of September 30, 2010, U.S. Cellular’s average penetration rate in its consolidated operating markets was 13.1%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to acquire and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas. U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the nine months ended September 30, 2010 included the following:

•         Total customers were 6,103,000 at September 30, 2010, including 5,750,000 retail customers.

•         Retail customer net additions were 6,000 in 2010 compared to a net loss of 2,000 in 2009.  In the postpaid category, there was a net loss of 56,000 in 2010 compared to net additions of 36,000 in 2009.  Prepaid net additions were 62,000 in 2010 compared to a net loss of 38,000 in 2009.

•         Postpaid customers comprised approximately 94% of U.S. Cellular’s retail customers as of September 30, 2010. The postpaid churn rate improved to 1.5% in 2010 compared to 1.6% in 2009.

•         Service revenues of $2,921.1 million decreased $20.6 million (1%) year-over-year, primarily due to decreases in retail service revenues ($16.7 million) and inbound roaming revenues ($5.3 million). Retail service revenues decreased due to a decline in voice revenues which was partially offset by continued growth in data revenues. Data revenues grew 31% year-over-year to $645.4 million.

•         Additions to property, plant and equipment totaled $379.7 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, expand mobile broadband services based on third generation Evolution Data Optimized technology (“3G”) to additional markets, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,524.

•         U.S. Cellular continued its efforts on a number of multi-year initiatives including the development of a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and to manage their accounts online. In August 2010, U.S. Cellular entered into agreements with Amdocs Software Systems Limited to develop a B/OSS as described in Note 10 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

U.S. Cellular anticipates that its future results will be affected by the following factors:

-          Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-          Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

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

-          Effects of recent industry consolidation, such as Verizon’s acquisition of Alltel and possible further industry consolidation, on roaming revenues, service pricing and equipment pricing;

-          Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

-          Continued enhancements to U.S. Cellular’s wireless networks;

-          Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future eligible telecommunication carrier (“ETC”) funding from the universal service fund (“USF”); and

-          On October 1, 2010, U.S. Cellular launched The Belief Project which introduced several innovative service offerings including no contract after the first; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. The Belief Project is intended to accelerate growth and have a positive impact on long-term profitability by increasing postpaid gross additions with a goal of at least 10 percent over the next several years and by contributing to incremental growth in average revenue per customer and improvement of U.S. Cellular’s already low postpaid churn rate.

See “Results of Operations—Wireless.”

2010 Wireless Estimates

U.S. Cellular’s current estimates of full-year 2010 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended September 30, 2010. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	Current Estimates	Previous Estimates (1)
Service revenues	$3,925-$3,975 million	$3,925-$4,000 million
Adjusted OIBDA (2)	$800-$850 million	Unchanged
Operating income (3)	$200-$250 million	Unchanged
Depreciation, amortization and accretion expenses, and losses on disposals and impairment of assets (3)	Approx. $600 million	Unchanged
Capital expenditures	Approx. $600 million	Unchanged

(1)     The 2010 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of handsets and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi‑device users among its existing customers and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth, including The Belief Project described above. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term. The 2010 benefits and expenses associated with The Belief Project were incorporated into U.S. Cellular’s 2010 financial guidance from the beginning of the year.

TDS Telecom

TDS Telecom provides high-quality telecommunications services, including full-service local exchange service, long-distance telephone service and broadband access, to rural and suburban area communities. TDS Telecom’s business plan is designed as a full-service telecommunications company, including both ILEC and CLEC operations. TDS Telecom’s strategy is to be the preferred provider of telecommunications and related services—including voice, broadband and video services—in its chosen markets. This strategy encompasses many components, including:

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

Both ILECs and CLECs are faced with significant challenges, including growing competition from wireless and other wireline providers (other CLECs and cable providers), changes in regulation, technologies such as Voice over Internet Protocol (“VoIP”) and uncertainty in the economy. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom in the future.

Financial and operating highlights in the nine months ended September 30, 2010 included the following:

•         Overall equivalent access lines served by TDS Telecom as of September 30, 2010 decreased 2% to 1,112,500 compared to September 30, 2009. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

•         Operating revenues of $596.7 million remained flat in 2010 compared to 2009 primarily due to an increase in ILEC data customers and revenue from acquisitions offset by a decline in ILEC and CLEC physical access lines.

•         Operating expenses of $521.7 million remained flat in 2010 as a result of workforce reduction initiatives and employee benefit modifications implemented during 2009, and reduced expenses of acquiring and serving fewer CLEC customers, offset by an increase in operating expenses due to acquisitions.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

-          Continued uncertainty related to current economic conditions and the challenging business environment;

-          Continued increases in competition from wireless and other wireline providers (other CLECs and cable providers) and technologies such as Voice over Internet Protocol (“VoIP”), third generation Evolution-Data Optimized (“3G”) mobile networks, and the development of fourth-generation mobile technology (“4G”);

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

-          Effects on competition of recent industry consolidation, such as the recent agreement by CenturyTel (d/b/a CenturyLink) to acquire Qwest International, and possible further industry consolidation;

-          The Federal government’s disbursement of Broadband Stimulus Funds to bring broadband to rural customers;

-          Uncertainty related to the National Broadband Plan and other rulemaking by the FCC, including uncertainty relating to future funding from the USF; and

-          Potential acquisitions by TDS Telecom.

See “Results of Operations—Wireline.”

2010 Wireline Estimates

TDS Telecom’s current estimates of full-year 2010 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the quarterly period ended September 30, 2010.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	Current Estimates	Previous Estimates (1)

ILEC and CLEC Operations:
Operating revenues	$785 - $800 million	$760 - $790 million
Adjusted OIBDA (2)	$265 - $280 million	$250 - $275 million
Operating income (3)	$90 - $105 million	$80 - $105 million
Depreciation, amortization and accretion expenses and losses on asset disposals (3)	Approx. $175 million	Approx. $170 million
Capital expenditures (4)	Approx. $155 million	Unchanged

(1)    The 2010 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended June 30, 2010.

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

(4)    The capital expenditure guidance does not include federal grants awarded to TDS Telecom through the Broadband Stimulus programs under the American Recovery and Reinvestment Act.

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

Cash Flows and Investments

TDS and its subsidiaries had cash and cash equivalents totaling $390.0 million; short-term investments in the form of U.S. treasury securities, certificates of deposit and corporate notes aggregating $389.1 million; long-term investments in the form of U.S. treasury securities and corporate notes of $121.4 million; and borrowing capacity under their revolving credit facilities of $696.4 million as of September 30, 2010.  Also, during the nine months ended September 30, 2010, TDS and its subsidiaries generated $764.8 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows, investments and revolving credit agreements.

Recent Developments

American Recovery and Reinvestment Act

Congress enacted the American Recovery and Reinvestment Act of 2009, or the Recovery Act, which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States.  Under the Recovery Act, TDS Telecom will receive $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects.  The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas.

National Broadband Plan and Related Matters

In 2009, Congress directed the FCC to develop a National Broadband Plan to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade.

The FCC notes that about one-half of the plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  TDS cannot predict the outcome of these deliberations or what effects any final rules, regulations or laws may have on its ability to compete in the provision of wireline and wireless broadband services to its customer base. Changes in regulation or the amount or distribution of funds to U.S. Cellular, TDS Telecom and other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas, and could have a material adverse effect on TDS’ business, financial condition or results of operations.

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

RESULTS OF OPERATIONS — CONSOLIDATED

Nine Months Ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$3,114,531	$3,153,782	$(39,251)	(1)%
TDS Telecom	596,741	591,804	4,937	1%
All other (1)	9,798	12,447	(2,649)	(21)%
Total operating revenues	3,721,070	3,758,033	(36,963)	(1)%
Operating expenses
U.S. Cellular	2,913,570	2,837,027	76,543	3%
TDS Telecom	521,726	524,106	(2,380)	—
All other (1)	14,236	24,134	(9,898)	(41)%
Total operating expenses	3,449,532	3,385,267	64,265	2%
Operating income (loss)
U.S. Cellular	200,961	316,755	(115,794)	(37)%
TDS Telecom	75,015	67,698	7,317	11%
All other (1)	(4,438)	(11,687)	7,249	62%
Total operating income	271,538	372,766	(101,228)	(27)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	75,047	67,034	8,013	12%
Interest and dividend income	7,900	8,435	(535)	(6)%
Interest expense	(86,520)	(93,898)	7,378	8%
Other, net	(2,557)	1,504	(4,061)	>(100)%
Total other income (expenses)	(6,130)	(16,925)	10,795	64%

Income before income taxes	265,408	355,841	(90,433)	(25)%
Income tax expense	98,167	125,412	(27,245)	(22)%

Net income	167,241	230,429	(63,188)	(27)%
Less: Net income attributable to noncontrolling interests, net of tax	(37,915)	(53,193)	15,278	29%
Net income attributable to TDS shareholders	129,326	177,236	(47,910)	(27)%
Preferred dividend requirement	(37)	(38)	1	3%
Net income available to common shareholders	$129,289	$177,198	$(47,909)	(27)%

Basic earnings per share attributable to TDS shareholders	$1.23	$1.60	(0.37)	(23)%
Diluted earnings per share attributable to TDS shareholders	$1.22	$1.60	(0.38)	(24)%

(1)     Consists of other corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate investments.

Operating Revenues and Expenses

See “Results of Operations — Wireless” and “Results of Operations — Wireline” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. TDS generally follows the equity method of accounting for unconsolidated entities in which its ownership interest is less than or equal to 50% but equals or exceeds 20% for corporations and 3% for partnerships and limited liability companies.

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $49.5 million to Equity in earnings from unconsolidated entities in both 2010 and 2009.  Equity income increased primarily due to a $7.1 million impairment loss recognized on an equity method investment in 2009.

Interest expense

The decrease in interest expense in 2010 was primarily a result of a $8.5 million decrease in interest due to redemption of U.S. Cellular’s 8.75% senior notes in December 2009.

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

	Nine Months Ended September 30,
	2010	2009

(Dollars in thousands)
Net income attributable to U.S. Cellular noncontrolling interests, net of tax
Noncontrolling public shareholders’	$(22,500)	$(37,237)
Noncontrolling shareholders’ or partners’	(15,415)	(15,956)
	$(37,915)	$(53,193)

RESULTS OF OPERATIONS — WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 83%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30, (1)	2010	2009
Total market population of consolidated operating markets (2)	46,546,000	46,306,000
Customers (3)	6,103,000	6,131,000
Market penetration (2)	13.1%	13.2%
Total full-time equivalent employees	8,846	8,735
Cell sites in service	7,524	7,161

For the Nine Months Ended September 30, (4)
Net retail customer additions (5)	6,000	(2,000)
Net customer additions (5)	(38,000)	(65,000)
Average monthly service revenue per customer (6)	$52.90	$52.83
Postpaid churn rate (7)	1.5%	1.6%

(1)     Amounts include results for U.S. Cellular’s consolidated operating markets as of September 30.

(2)     Calculated using 2009 and 2008 Claritas population estimates for 2010 and 2009, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets). The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 90,468,000 and 6.75%, and 85,118,000 and 7.20%, as of September 30, 2010 and 2009, respectively.

(3)     U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2010	2009
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,426,000	5,456,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	324,000	249,000
Total retail customers	5,750,000	5,705,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	353,000	426,000
Total customers	6,103,000	6,131,000

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

(6)     Management uses this measurement to assess the amount of service revenue that U.S. Cellular generates each month on a per customer basis.  Average monthly service revenue per customer is calculated as follows:

	Nine Months Ended September 30,
	2010	2009
Service revenues per Consolidated Statement of Operations (000s)	$2,921,087	$2,941,720
Divided by average customers during period (000s)*	6,135	6,187
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$52.90	$52.83

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

(7)     Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month.

Components of Operating Income

Nine Months Ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,594,641	$2,611,342	$(16,701)	(1)%
Inbound roaming	185,745	191,047	(5,302)	(3)%
Other	140,701	139,331	1,370	1%
Service revenues	2,921,087	2,941,720	(20,633)	(1)%
Equipment sales	193,444	212,062	(18,618)	(9)%
Total operating revenues	3,114,531	3,153,782	(39,251)	(1)%

System operations (excluding Depreciation,
amortization and accretion reported below)	638,677	600,308	38,369	6%
Cost of equipment sold	512,361	531,110	(18,749)	(4)%
Selling, general and administrative	1,321,720	1,274,261	47,459	4%
Depreciation, amortization and accretion	432,405	422,707	9,698	2%
Loss on asset disposals, net	8,407	8,641	(234)	(3)%
Total operating expenses	2,913,570	2,837,027	76,543	3%
Operating income	$200,961	$316,755	$(115,794)	(37)%

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

•         The average number of customers decreased to 6,135,000 in 2010 from 6,187,000 in 2009.

•         Average monthly retail service revenue per customer increased slightly to $46.99 in 2010 from $46.90 in 2009. The net increase resulted from growth in revenues from data products and services and revenues related to regulatory cost recovery, which together offset a decline in revenues from voice services.  The increase in average monthly retail service revenue per customer also reflects the impact of a reduction in the number of lower revenue reseller customers.

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

Revenues from data products and services totaled $645.4 million in 2010 and $493.2 million in 2009, and represented 22% of service revenues in 2010 compared to 17% of service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.  In March 2010, U.S. Cellular launched new data offerings for its prepaid customers, which included picture and video messaging, ringtones, email services, and easyedgeSM service and applications. U.S. Cellular expects that the growth in revenues from data products and services will continue as customers increasingly purchase premium and smartphone devices along with data plans and applications and utilize U.S. Cellular’s 3G network. U.S. Cellular’s 3G network covered approximately 98% of its customers as of September 30, 2010. Effective for the fourth quarter of 2010, U.S. Cellular will no longer separately disclose revenues from data products and services as the determination of such revenues is increasingly dependent on allocations of bundled service prices to multiple bundled elements.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rates established by the FCC (most of the USF contribution revenues for amounts passed through to customers are offset by expenses as discussed below).

On October 1, 2010, U.S. Cellular launched The Belief Project, as discussed in the Overview section above. In connection with such launch, U.S. Cellular elected to early adopt the provisions of Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—a consensus of FASB Emerging Issues Task Force (“ASU 2009-13”), as discussed in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. In accordance with ASU 2009-13, U.S. Cellular will be required to defer the recognition of revenue related to amounts billed to customers that are attributed to loyalty rewards points until such points are redeemed or expire; thus, ASU 2009-13 will impact the timing of recognition of revenue attributable to loyalty reward points beginning in the fourth quarter of 2010. Generally, the impact of this deferral is not expected to be significant to total Retail service revenues in 2010 or 2011.

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

The decrease in 2010 equipment sales revenues was driven by declines of 6% in average revenue per handset sold and 5% in total handsets sold. Average revenue per handset sold declined due to aggressive promotional pricing across all categories of handsets.

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

Key components of the overall increase in System operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $20.2 million, or 8%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,524 at September 30, 2010 and 7,161 at September 30, 2009, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets.

•         Customer usage expenses increased $17.9 million, or 9%, primarily due to an increase in data usage.

U.S. Cellular expects total System operations expenses to increase on a year-over-year basis in the foreseeable future, driven by the continued growth in cell sites and data usage.

Cost of equipment sold

Cost of equipment sold decreased in 2010 primarily due to a 5% decline in total handsets sold partially offset by a slight increase in the average cost per handset.

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

Key components of the net increase in Selling, general and administrative expenses in 2010 were as follows:

•         Selling and marketing expenses increased by $3.3 million primarily due to higher sales related expenses, partially offset by lower advertising expense and lower commissions expense reflecting fewer eligible customer additions.

•         General and administrative expenses increased $44.2 million due to higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above); higher costs related to marketing initiatives and investments in multi-year initiatives for business support systems as described in the Overview section, and general employee related expenses. These increases were partially offset by a reduction in bad debts expense.

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis in the foreseeable future driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross property, plant and equipment balances from 2009 to 2010.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom served 1,112,500 equivalent access lines at September 30, 2010, a net decrease of 24,300 lines from the 1,136,800 equivalent access lines served at September 30, 2009.

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

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of September 30,	2010	2009	Change

ILEC
Equivalent access lines	773,800	772,700	1,100
Physical access lines	517,000	539,400	(22,400)
High-speed data customers	225,400	202,100	23,300
Long-distance customers	370,800	356,500	14,300

CLEC
Equivalent access lines	338,700	364,100	(25,400)
High-speed data customers	33,900	37,600	(3,700)

An ILEC company acquired on November 30, 2009 increased the equivalent and physical access line counts at September 30, 2010 by 7,700 and 5,700, respectively.

The decline in CLEC equivalent access lines from 2009 to 2010 is primarily the result of attrition in residential customers due to a shift in TDS Telecom’s CLEC strategy to focus on serving primarily a commercial subscriber base.

TDS Telecom

Components of Operating Income

Nine months ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)

Operating revenues
ILEC revenues	$461,800	$448,054	$13,746	3%
CLEC revenues	142,106	150,435	(8,329)	(6)%
Intra-company elimination	(7,165)	(6,685)	(480)	(7)%
TDS Telecom operating revenues	596,741	591,804	4,937	1%

Operating expenses
ILEC expenses	388,490	382,484	6,006	2%
CLEC expenses	140,401	148,307	(7,906)	(5)%
Intra-company elimination	(7,165)	(6,685)	(480)	(7)%
TDS Telecom operating expenses	521,726	524,106	(2,380)	—

TDS Telecom operating income	$75,015	$67,698	$7,317	11%

ILEC Operations

Components of Operating Income

Nine months ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)

Voice revenues	$135,659	$141,919	$(6,260)	(4)%
Data revenues	92,764	76,717	16,047	21%
Network access revenues	203,925	201,912	2,013	1%
Miscellaneous revenues	29,452	27,506	1,946	7%
Total operating revenues	461,800	448,054	13,746	3%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	147,614	146,442	1,172	1%
Selling, general and administrative expenses	129,099	127,509	1,590	1%
Depreciation, amortization and accretion	111,433	107,040	4,393	4%
Loss on asset disposals, net	344	1,493	(1,149)	(77)%
Total operating expenses	388,490	382,484	6,006	2%

Total operating income	$73,310	$65,570	$7,740	12%

Operating Revenues

Voice revenues (charges for providing local telephone exchange and long-distance services).

The decrease in Voice revenues in 2010 was primarily due to a 6% decline in average physical access lines in service (excluding the impact of acquisitions) which negatively impacted local service revenues by $6.4 million.  Additionally, local service and long-distance revenues decreased by $2.8 million attributed to bundled offerings, which encourage customers to take multiple products such as local service, long-distance, advanced calling features and voice messaging services at a reduced price.  Acquisitions increased Voice revenues $1.1 million in 2010.

Data revenues (charges for providing Internet and other data related services, including revenue from a managed service business).

The increase in Data revenues in 2010 was due to a 13% growth in average high-speed data customers which accounted for increased revenues of $9.0 million.  Decreases in dial-up customers decreased Data revenues $2.3 million.  Acquisitions increased Data revenues $7.4 million in 2010.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues decreased due to a decline in minutes of use.  This decline was mostly offset by an increase in revenues received through inter-state regulatory recovery mechanisms.  Acquisitions increased Network access revenues $1.8 million in 2010.

Miscellaneous revenues (charges for leasing, selling, installing and maintaining customer premise equipment and reselling direct broadcast satellite service as well as for other miscellaneous services).

Miscellaneous revenues increased $3.3 million due to satellite and video revenues which were partially offset by a $1.3 million decrease in business sales.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Labor related costs decreased $4.6 million due to workforce reduction initiatives.  Acquisitions increased cost of services and products $4.3 million in 2010.

Selling, general and administrative expenses

As a result of a workforce reduction, employee costs decreased $5.1 million.  Acquisitions increased Selling, general and administrative expenses $3.8 million in 2010.  Other Selling, general and administrative expenses increased slightly due to higher Universal Service Funding rates offset by an improvement in bad debt expense.

Depreciation, amortization and accretion expense

Acquisitions increased Depreciation, amortization and accretion expense $3.3 million in 2010.

CLEC Operations

Components of Operating Income

Nine months ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)

Retail revenues	$127,300	$135,014	$(7,714)	(6)%
Wholesale revenues	14,806	15,421	(615)	(4)%
Total operating revenues	142,106	150,435	(8,329)	(6)%

Cost of services and products (excluding
Depreciation, amortization and accretion
reported below)	73,469	79,127	(5,658)	(7)%
Selling, general and administrative expenses	47,825	50,689	(2,864)	(6)%
Depreciation, amortization and accretion	18,784	18,232	552	3%
Loss on asset disposals, net	323	259	64	25%
Total operating expenses	140,401	148,307	(7,906)	(5)%

Total operating income	$1,705	$2,128	$(423)	(20)%

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 8% from 2009, decreasing retail revenues $10.3 million.  Residential equivalent access lines decreased 24% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial customer base.  Average commercial equivalent access lines declined 3% from 2009 to 2010, however, an increase in average revenue per commercial customer resulted in higher revenues of $2.8 million in 2010.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2010 was primarily driven by a 21% reduction in minutes of use partially offset by an increase in special access revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased in 2010 due to a $5.0 million reduction in purchased network services, primarily caused by the decrease in the residential customer base.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased in 2010 primarily due to reductions in employee related expenses and reductions in sales and marketing promotions.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,060,781	$1,057,295	$3,486	—
TDS Telecom	202,030	196,542	5,488	3%
All other (1)	3,605	3,900	(295)	(8)%
Total operating revenues	1,266,416	1,257,737	8,679	1%
Operating expenses
U.S. Cellular	1,000,948	997,747	3,201	—
TDS Telecom	177,447	174,320	3,127	2%
All other (1)	4,860	6,151	(1,291)	(21)%
Total operating expenses	1,183,255	1,178,218	5,037	—
Operating income (loss)
U.S. Cellular	59,833	59,548	285	—
TDS Telecom	24,583	22,222	2,361	11%
All other (1)	(1,255)	(2,251)	996	44%
Total operating income	83,161	79,519	3,642	5%
Other income and (expenses)
Equity in earnings of unconsolidated entities	24,147	23,334	813	3%
Interest and dividend income	2,785	3,461	(676)	(20)%
Interest expense	(28,297)	(30,854)	2,557	8%
Other, net	(438)	1,030	(1,468)	>(100)%
Total investment and other income (expenses)	(1,803)	(3,029)	1,226	40%

Income before income taxes	81,358	76,490	4,868	6%
Income tax expense	28,775	28,331	444	2%

Net income	52,583	48,159	4,424	9%
Less: Net income attributable to noncontrolling interests, net of tax	(11,958)	(11,384)	(574)	(5)%
Net income attributable to TDS shareholders	40,625	36,775	3,850	10%
Preferred dividend requirement	(12)	(13)	1	8%
Net income available to common shareholders	$40,613	$36,762	$3,851	10%

Basic earnings per share attributable to TDS shareholders	$0.39	$0.34	$0.05	15%
Diluted earnings per share attributable to TDS shareholders	$0.38	$0.34	$0.04	12%

(1)     Consists of non-reportable segment, corporate operations and intercompany eliminations.

Operating Revenues and Expenses

See “Results of Operations — Wireless” and “Results of Operations — Wireline” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $16.1 million and $15.5 million to Equity in earnings from unconsolidated entities in 2010 and 2009, respectively.

Interest expense

The decrease in interest expense in 2010 was primarily a result of a $2.8 million decrease in interest due to the redemption of U.S. Cellular’s 8.75% senior notes in December 2009.

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

	Three Months Ended September 30,
	2010	2009
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(6,558)	$(6,328)
Noncontrolling shareholders’ or partners’	(5,400)	(5,056)
	$(11,958)	$(11,384)

RESULTS OF OPERATIONS — WIRELESS

Three Months Ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)
Retail service	$865,766	$864,862	$904	—
Inbound roaming	72,901	68,767	4,134	6%
Other	44,836	50,289	(5,453)	(11)%
Service revenues	983,503	983,918	(415)	—
Equipment sales	77,278	73,377	3,901	5%
Total operating revenues	1,060,781	1,057,295	3,486	—

System operations (excluding Depreciation,
amortization and accretion reported below)	218,021	205,611	12,410	6%
Cost of equipment sold	189,291	189,354	(63)	—
Selling, general and administrative	446,938	454,645	(7,707)	(2)%
Depreciation, amortization and accretion	144,717	146,052	(1,335)	(1)%
Loss on asset disposals, net	1,981	2,085	(104)	(5)%
Total operating expenses	1,000,948	997,747	3,201	—
Operating income	$59,833	$59,548	$285	—

Operating Revenues

Retail service revenues

Retail service revenues were essentially flat in 2010 compared to 2009 as an increase in revenues from data products and services offset a decline in revenues from voice services.

•         The average number of customers decreased to 6,124,000 in 2010 from 6,138,000 in 2009.

•         Average monthly retail service revenue per customer increased less than 1% to $47.12 in 2010 compared to $46.97 in 2009. The net increase resulted primarily from growth in revenues from data products and services and revenues related to regulatory cost recovery, which together offset a decline in revenues from voice services. The increase in average monthly retail service revenue per customer also reflects the impact of a reduction in the number of lower revenue reseller customers.

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

Revenues from data products and services totaled $228.9 million in 2010 and $174.3 million in 2009, and represented 23% of total service revenues in 2010 compared to 18% of total service revenues in 2009. Such growth, which positively impacted average monthly retail service revenue per customer, reflected customers’ continued and increasing usage of U.S. Cellular’s text, picture, and video messaging services, easyedgeSM service and applications, premium mobile Internet services, smartphone handsets and services, and modems.

Revenues related to regulatory cost recovery increased due to an increase in the USF contribution rates established by the FCC.

Inbound roaming revenues

The increase in Inbound roaming revenues in 2010 was primarily due to an increase in data roaming.

Other revenues

In August 2010, the Universal Service Administrative Company received orders from the FCC to modify the interim cap imposed in August 2008 on high-cost USF support. The adjusted interim cap reduced U.S. Cellular’s ETC revenues for the period from August 2008 through August 2010 on a retroactive basis by $5.4 million. This reduction to ETC revenues was recorded in the quarter ended September 30, 2010.

Equipment sales revenues

The increase in 2010 Equipment sales revenues was driven by an increase in average revenue per handset sold of 12% due to a shift in mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones. This was partially offset by a 7% decline in the total number of handsets sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $6.1 million, or 7%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network.

•         Customer usage expenses on U.S. Cellular’s systems increased $7.5 million, or 11%, primarily due to an increase in data usage.

Cost of equipment sold

Cost of equipment sold remained essentially flat in 2010 compared to 2009 due to a decrease of 7% in total handsets sold, partially offset by a shift in the mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones, which resulted in an increase of 4% in average cost per handset sold.

Selling, general and administrative expenses

Key components of the net decrease in Selling, general and administrative expenses were as follows:

•         Selling and marketing expenses increased by $3.2 million primarily due to higher sales related expenses, an increase in advertising expense, and partially offset by lower commissions expense reflecting fewer eligible customer additions.

•         General and administrative expenses decreased $10.9 million due to a decrease in bad debts expense and lower employee related expenses. Partially offsetting these decreases were higher costs related to investments in marketing initiatives and multi-year initiatives for business support systems as described in the Overview section and higher USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above).

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom

Components of Operating Income

Three months ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)

Operating revenues
ILEC revenues	$157,386	$149,659	$7,727	5%
CLEC revenues	47,038	49,153	(2,115)	(4)%
Intra-company elimination	(2,394)	(2,270)	(124)	(5)%
TDS Telecom operating revenues	202,030	196,542	5,488	3%

Operating expenses
ILEC expenses	132,855	128,473	4,382	3%
CLEC expenses	46,986	48,117	(1,131)	(2)%
Intra-company elimination	(2,394)	(2,270)	(124)	(5)%
TDS Telecom operating expenses	177,447	174,320	3,127	2%

TDS Telecom operating income	$24,583	$22,222	$2,361	11%

ILEC Operations

Components of Operating Income

Three months ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)

Voice revenues	$45,363	$46,462	$(1,099)	(2)%
Data revenues	32,473	26,166	6,307	24%
Network access revenues	69,032	66,963	2,069	3%
Miscellaneous revenues	10,518	10,068	450	4%
Total operating revenues	157,386	149,659	7,727	5%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	51,820	50,352	1,468	3%
Selling, general and administrative expenses	43,195	41,397	1,798	4%
Depreciation, amortization and accretion	37,528	35,652	1,876	5%
Loss on asset disposals, net	312	1,072	(760)	(71)%
Total operating expenses	132,855	128,473	4,382	3%

Total operating income	$24,531	$21,186	$3,345	16%

Operating Revenues

Voice revenues

The decrease in Voice revenues in 2010 was primarily due to a 5% decline in average physical access lines in service (excluding the impact of a 2009 acquisition).

Data revenues

The increase in Data revenues in 2010 was due to the 11% growth in average high-speed data customers which accounted for increased revenues of $2.6 million.  Acquisitions increased Data revenues $3.4 million.

Network access revenues

Increases in revenues received through inter-state regulatory recovery mechanisms were slightly greater than decreases in revenues caused by a 3% decline in intra-state minutes of use.  In 2010, $0.9 million of access charge revenues were recognized due to settlements with various Interexchange carriers.

Miscellaneous revenues

Miscellaneous revenues increased primarily due to satellite and video revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Labor related costs decreased $2.0 million due to workforce reduction initiatives.  Acquisitions increased Cost of services and products $1.8 million in 2010.

Selling, general and administrative expenses

Acquisitions increased Selling, general and administrative expenses $1.7 million in 2010.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.4 million in 2010 as a result of acquisitions.

CLEC Operations

Components of Operating Income

Three months ended September 30,	2010	2009	Change	Percentage Change
(Dollars in thousands)

Retail revenues	$42,146	$44,389	$(2,243)	(5)%
Wholesale revenues	4,892	4,764	128	3%
Total operating revenues	47,038	49,153	(2,115)	(4)%

Cost of services and products (excluding
Depreciation, amortization and
accretion reported below)	24,482	26,008	(1,526)	(6)%
Selling, general and administrative expenses	16,309	15,952	357	2%
Depreciation, amortization and accretion	6,117	6,094	23	—
Loss on asset disposals, net	78	63	15	24%
Total operating expenses	46,986	48,117	(1,131)	(2)%

Total operating income	$52	$1,036	$(984)	(95)%

Operating Revenues

Retail revenues

Average CLEC equivalent access lines in service decreased 7% in 2010 compared to 2009, which resulted in a decrease in retail revenues of $3.1 million.  Average residential equivalent access lines decreased 24% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial customer base.  The average equivalent access lines related to commercial customers declined 3%.  Partially offsetting this decline was an increase in the average revenue per commercial customer which resulted in higher revenues of $0.9 million in 2010.

Wholesale revenues

The increase in wholesale revenues in 2010 was primarily driven by an increase in special access revenues partially offset by a 12% reduction in switched minutes of use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

The decrease in Cost of services and products in 2010 was caused by the reduction of purchased network services primarily caused by the declining residential customer base.

Selling, general and administrative expenses

Selling, general and administrative expenses increased in 2010 primarily due to an increase in employee related costs.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations except as described in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

FINANCIAL RESOURCES

TDS operates a capital‑ and marketing‑intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	2010	2009

(Dollars in thousands)
Cash flows from (used in):
Operating activities	$764,780	$799,951
Investing activities	(905,706)	(571,556)
Financing activities	(140,058)	(227,545)
Net increase (decrease) in cash and cash equivalents	$(280,984)	$850

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities:

	2010	2009

(Dollars in thousands)
Operating income	$271,538	$372,766
Non-cash items
Depreciation, amortization and accretion	570,619	557,218
Loss on asset disposals, net	9,023	10,462
Adjusted OIBDA (1) (2)	$851,180	$940,446

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

Cash flows from operating activities in 2010 were $764.8 million, a decrease of $35.2 million from 2009. Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, decreased by $89.2 million primarily due to a decrease in U.S. Cellular operating income.  See discussion in the “Results of Operations — Wireless” for factors that affected U.S. Cellular operating income.

•         In 2009, a $38.0 million deposit was paid to the Internal Revenue Service to eliminate any potential interest expense subsequent to the deposit.  The deposit was recorded as a cash outflow in Change in other assets and liabilities in the Consolidated Statement of Cash Flows in 2009.

•         Income tax payments, net of refunds, increased by $67.7 million to $98.1 million in 2010 from $30.4 million in 2009.  This increase primarily relates to tax payments made in 2010 related to the 2009 tax year and increased tax payments made before the bonus depreciation deduction for 2010 was enacted in September 2010.  TDS expects the enactment of bonus depreciation in September 2010 to reduce current income tax expense for the year ending December 31, 2010 and income taxes payable attributable to such year by approximately $105 million.  The impact of the enactment of bonus depreciation in September 2010 decreased Accrued taxes (resulting in Prepaid income taxes) and increased Net deferred income tax liability (noncurrent) by $79 million at September 30, 2010.

•         Changes in accounts receivable required $48.9 million and $107.3 million in 2010 and 2009, respectively, causing a year-over-year increase in cash flows of $58.4 million.  Changes in inventory provided $32.6 million in 2010 and required $3.6 million in 2009, resulting in a $36.2 million increase in cash inflows.  Both the accounts receivable and inventory balances can fluctuate significantly based on the timing of wireless promotions.

•         Changes in accounts payable required $49.0 million and $29.4 million in 2010 and 2009, respectively, causing a year-over-year decrease in cash flows of $19.6 million. Changes in accounts payable were primarily driven by payment timing differences.

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

Cash used for property, plant and equipment and system development expenditures totaled $486.1 million in 2010 and $450.6 million in 2009. These expenditures were made to provide for customer and usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $379.7 million in 2010 and $357.8 million in 2009 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, upgrade technology including the overlay of 3G technology in certain markets, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•         TDS Telecom’s capital expenditures for its ILEC operations totaled $81.3 million in 2010 and $71.4 million in 2009 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $14.1 million in 2010 and $15.4 million in 2009 for switching and other network facilities.

•         Corporate and other capital expenditures totaled $11.0 million in 2010 and $6.0 million in 2009.

Cash payments for acquisitions in 2010 and 2009 were as follows:

Cash Payment for Acquisitions (1)	2010	2009
(Dollars in thousands)
U.S. Cellular licenses	$10,501	$12,250
TDS Telecom business	17,763	2,701
Other	—	291
Total	$28,264	$15,242

(1)     Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

In 2010, TDS invested $433.8 million in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  In 2009, $109.1 million of certificates of deposit (“CDs”) were purchased. TDS also realized proceeds of $40.8 in 2010 related to the maturities of its investments in U.S. treasuries, corporate notes, and CDs.

Cash Flows from Financing Activities

In 2010, TDS repurchased Special Common Shares at an aggregate cost of $50.5 million.  In 2009, TDS repurchased Common and Special Common Shares at an aggregate cost of $160.0 million. A total of $151.0 million was paid in cash before September 30, 2009 and $9.0 million was paid in October 2009. In addition, in January 2009 TDS paid $2.0 million for the fourth quarter 2008 share repurchases.  Payments for repurchases of U.S. Cellular Common Shares required $40.5 million in 2010 and $24.3 million in 2009.  See Note 12 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Free Cash Flow

The following table presents Free cash flow. TDS believes that Free cash flow as reported by TDS may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

(Dollars in thousands)	2010	2009

Cash flows from operating activities	$764,780	$799,951
Capital expenditures	(486,138)	(450,594)
Free cash flow (1)	$278,642	$349,357

(1)     Free cash flow is defined as Cash flows from operating activities minus Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash flows from Operating Activities and Cash flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, TDS had Cash and cash equivalents, Short-term investments and Long-term investments totaling $900.5 million, as discussed in more detail below.  TDS believes that existing cash and investments balances, expected cash flows from operating activities and funds available under its revolving credit facilities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their financing needs.

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

TDS cannot provide assurances that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets or other factors could restrict TDS’ liquidity and availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development, acquisition or share repurchase programs. Such reductions could have a material adverse effect on TDS’ business, financial condition or results of operations.

Cash and Cash Equivalents

At September 30, 2010, TDS had $390.0 million in cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At September 30, 2010, the majority of TDS’ cash and cash equivalents was held in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At September 30, 2010, TDS had $389.1 million in Short-term investments and $121.4 million in Long-term investments. Short-term and Long-term investments consist of Certificates of deposit (Short-term only), U.S. treasuries and corporate notes, all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, TDS’ objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the foreseeable future, while maintaining a low level of investment risk.  See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS has a $400 million and U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At September 30, 2010, there were no outstanding borrowings and $3.4 million of outstanding letters of credit, leaving $396.6 million available for use under the TDS revolving credit facility, and there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use under the U.S. Cellular revolving credit facility.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated June 30, 2009 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2010, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

During the third quarter of 2010, TDS’ and U.S. Cellular’s credit ratings were downgraded from BBB+ to BBB by Fitch Ratings.  As of September 30, 2010, TDS’ and U.S. Cellular’s credit ratings from the nationally recognized credit rating agencies including Fitch Ratings remained at investment grade.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of September 30, 2010 with all of the covenants and requirements set forth in their revolving credit facilities.

TDS and U.S. Cellular may seek to renegotiate their revolving credit facilities prior to their expiration dates (June 2012) if they are able to obtain more favorable terms.

Long-Term Financing

TDS and its subsidiaries had the following public debt outstanding as of September 30, 2010:

Telephone and Data Systems, Inc. (Parent):

•         $116,250,000 aggregate principal amount of 6.625% senior notes due March 31, 2045.  TDS may redeem such notes, in whole or in part, at any time on or after March 31, 2010, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

•         $500,000,000 aggregate principal amount of 7.6% Series A notes due December 1, 2041.  TDS may redeem the notes, in whole or in part, at any time on or after December 5, 2006, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

Subsidiaries—U.S. Cellular:

•         $544,000,000 aggregate principal amount of 6.7% senior notes due December 15, 2033.  U.S. Cellular may redeem such notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes, plus accrued but unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.

•         $330,000,000 aggregate principal amount of 7.5% senior notes due June 15, 2034.  U.S. Cellular may redeem the notes, in whole or in part, at any time on or after June 17, 2009, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of September 30, 2010 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2010 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2010.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2009 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

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

TDS and U.S. Cellular each have effective shelf registration statements on Form S-3 that they can use to issue senior debt securities that can be used for general corporate purposes, including to finance the redemption of any of the above existing debt.  The TDS shelf registration statement is an automatic shelf registration that permits TDS to issue at any time and from time to time, senior debt securities in one or more offerings in an indeterminate amount.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time, senior debt securities in one or more offerings up to an aggregate principal amount of $500,000,000.  The ability of TDS or U.S. Cellular to complete an offering pursuant to such shelf registration statements is subject to market conditions and other factors at the time.

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

TDS plans to finance its capital expenditures program for 2010 using cash flows from operating activities, existing cash balances, short-term investments and, if necessary, short-term debt.

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

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 11 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

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

Contractual and Other Obligations

There was no material change between December 31, 2009 and September 30, 2010 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2009 other than changes in the ordinary course of business and the commitments described below.

On August 17, 2010, U.S. Cellular and Amdocs entered into agreements to develop a Billing and Operational Support System (“B/OSS”).  Amdocs will license to U.S. Cellular certain customer order and relationship management, revenue management and billing software relating to the B/OSS.

The implementation of the licensed systems commenced in September 2010, and is expected to take approximately two years to complete.  The total estimated amount to be paid to Amdocs with respect to the agreements for delivery of the B/OSS is $73 million, and is expected to be paid out from August 2010 through September 2012.  U.S. Cellular anticipates capitalizing a majority of these costs as Systems development costs and amortizing such capitalized costs over the estimated useful life of the B/OSS system.  U.S. Cellular also is committed to purchase maintenance for an aggregate amount of $36.4 million over a period of seven years, beginning in 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2009.  Changes to significant accounting policies are discussed in Note 3 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of this Form 10-Q.  There were no material changes to TDS’ application of critical accounting policies and estimates during the nine months ended September 30, 2010.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 29, 2010, TDS repurchased 272,323 Special Common Shares at the then current market price on the NYSE for a total price of $7.7 million, or an average of $28.24 per Special Common Share including broker fees, from an affiliate of Southeastern Asset Management, Inc. (“SEAM”).  SEAM is a shareholder of more than 5% of TDS Special Common Shares.

See “Security Ownership by Certain Beneficial Owners” in TDS’ Notice of Annual Meeting and Proxy Statement dated April 23, 2010, for further information about SEAM and its interest in TDS.  This transaction was not solicited by TDS and TDS did not enter into any agreement with SEAM.  The transaction was effected by TDS’ broker pursuant to TDS’ existing institutional brokerage account agreement on the NYSE pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

•         Changes in USF funding and/or intercarrier compensation could have a material adverse impact on TDS' financial position or results of operations.

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

•         A failure by TDS to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, including breaches of network or information technology security, could have an adverse effect on TDS' business, financial condition or results of operations.

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

•         Early redemptions or repurchases of debt, issuances of debt, changes in operating leases, changes in purchase obligations or other factors or developments could cause the amounts reported under Contractual Obligations in TDS’ Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in TDS’ most recent Annual Report on Form 10-K, as updated by the Quarterly Reports on Form 10-Q, to be different from the amounts actually incurred.

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

•         TDS' and U.S. Cellular's credit facilities and the indentures governing their senior notes include restrictive covenants that limit their operating flexibility and TDS and U.S. Cellular may be unable to service their debt or to refinance their indebtedness before maturity.

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

See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ long-term debt as of September 30, 2010.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2010, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2010
Common	—	$—	—
Special Common	236,000	27.76	236,000
Total	236,000	27.76	236,000	$209,480,854
August 1 – 31, 2010
Common	—	—	—
Special Common	204,600	28.15	204,600
Total	204,600	28.15	204,600	203,722,056
September 1 – 30, 2010
Common	—	—	—
Special Common	264,400	27.01	264,400
Total	264,400	27.01	264,400	196,580,703
Total for or as of end of the quarter ended September 30, 2010
Common	—	—	—
Special Common	705,000	27.59	705,000
Total	705,000	$27.59	705,000	$196,580,703

The following is additional information with respect to the Common and Special Common Shares authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.      The expiration date for the program is November 19, 2012.

iv.      The Common and Special Common Shares authorization did not expire during the third quarter of 2010.

v.       TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the third quarter of 2010.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the third quarter of 2010 and had no borrowings outstanding under their revolving credit facilities as of September 30, 2010.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated June 30, 2009 and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 10.1 — Terms of Letter Agreement dated May 3, 2010 between U.S. Cellular and Mary N. Dillon, is hereby incorporated by reference from Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated May 6, 2010

Exhibit 10.2 — U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.3 — U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.4 — U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.5 — U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference from Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010

Exhibit 10.6 — Master Service Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference from Exhibit 10.8 to U.S. Cellular’s Quarterly Report on Form 10-Q dated September 30, 2010 *

Exhibit 10.7 — Software License and Maintenance Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference from Exhibit 10.9 to U.S. Cellular’s Quarterly Report on Form 10-Q dated September 30, 2010 *

Exhibit 11 — Computation of Earnings per share is included herein as Note 6 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 — Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS — XBRL Instance Document

Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2009.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2009 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

* Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 4, 2010	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2010	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2010	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Corporate Controller (Principal Accounting Officer)

Signature page for the TDS 2010 Third Quarter Form 10-Q