Form 10-Q
period 2011-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2011-05-06
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Shares, $.01 par value	49,916,535 Shares
Special Common Shares, $.01 par value	47,174,963 Shares
Series A Common Shares, $.01 par value	6,517,980 Shares

Part I. Financial Information Item 1. Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations (Unaudited)

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share amounts)	2011	2010

Operating revenues	$1,258,681	$1,222,435

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	486,746	444,532
Selling, general and administrative	491,106	481,087
Depreciation, amortization and accretion	192,518	189,389
Loss on asset disposals, net	1,143	5,431
Total operating expenses	1,171,513	1,120,439

Operating income	87,168	101,996

Investment and other income (expense)
Equity in earnings of unconsolidated entities	19,388	24,903
Interest and dividend income	2,624	2,441
Interest expense	(28,099)	(28,958)
Other, net	80	(190)
Total investment and other income (expense)	(6,007)	(1,804)

Income before income taxes	81,161	100,192
Income tax expense	28,917	37,923
Net income	52,244	62,269
Less: Net income attributable to noncontrolling interests, net of tax	(10,622)	(13,855)
Net income attributable to TDS shareholders	41,622	48,414
Preferred dividend requirement	(12)	(12)
Net income available to common shareholders	$41,610	$48,402

Basic weighted average shares outstanding	104,025	105,938
Basic earnings per share attributable to TDS shareholders	$0.40	$0.46

Diluted weighted average shares outstanding	104,554	106,250
Diluted earnings per share attributable to TDS shareholders	$0.40	$0.45

Dividends per share	$0.1175	$0.1125

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010

Cash flows from operating activities
Net income	$52,244	$62,269
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	192,518	189,389
Bad debts expense	14,285	20,245
Stock-based compensation expense	9,459	7,444
Deferred income taxes, net	47,841	(13,874)
Equity in earnings of unconsolidated entities	(19,388)	(24,903)
Distributions from unconsolidated entities	8,439	7,243
Loss on asset disposals, net	1,143	5,431
Other operating activities	2,034	948
Changes in assets and liabilities from operations
Accounts receivable	8,438	9,648
Inventory	2,978	(947)
Accounts payable	(15,134)	(40,676)
Customer deposits and deferred revenues	10,342	784
Accrued taxes	17,590	36,498
Accrued interest	16,662	9,212
Other assets and liabilities	(87,661)	(58,051)
	261,790	210,660

Cash flows from investing activities
Additions to property, plant and equipment	(127,463)	(146,622)
Cash paid for acquisitions and licenses	—	(21,118)
Cash paid for investments	—	(50,000)
Cash received for investments	122,785	15,561
Transfer of cash to Restricted cash	(282,500)	—
Other investing activities	(1,503)	439
	(288,681)	(201,740)

Cash flows from financing activities
Repayment of long-term debt	(402)	(697)
Issuance of long-term debt	300,000	—
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	587	463
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	1,305	486
Repurchase of TDS Common and Special Common Shares	(11,603)	(14,810)
Repurchase of U.S. Cellular Common Shares	(17,357)	(5,186)
Dividends paid	(12,197)	(11,891)
Payment of debt issuance costs	(9,848)	—
Distributions to noncontrolling interests	(686)	(2,284)
Other financing activities	968	(527)
	250,767	(34,446)

Net increase (decrease) in cash and cash equivalents	223,876	(25,526)

Cash and cash equivalents
Beginning of period	368,134	670,992
End of period	$592,010	$645,466

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets (Unaudited)

(Dollars in thousands)	March 31, 2011	December 31, 2010

Current assets
Cash and cash equivalents	$592,010	$368,134
Restricted cash - redemption of 7.6% Series A notes	282,500	—
Short-term investments	299,518	402,882
Accounts receivable
Due from customers and agents, less allowances of $25,181 and $28,859, respectively	346,184	378,976
Other, less allowances of $5,131 and $6,148, respectively	144,082	133,970
Inventory	113,352	116,330
Net deferred income tax asset	37,079	37,079
Prepaid expenses	87,796	76,935
Prepaid income taxes	21,026	64,386
Other current assets	15,516	17,384
	1,939,063	1,596,076
Investments
Licenses	1,460,426	1,460,126
Goodwill	728,455	728,455
Other intangible assets, net of accumulated amortization of $121,730 and $119,555, respectively	28,611	30,810
Investments in unconsolidated entities	206,925	197,922
Long-term investments	81,570	102,185
Other investments	8,850	8,988
	2,514,837	2,528,486
Property, plant and equipment
In service and under construction	9,501,879	9,393,385
Less: Accumulated depreciation	6,004,370	5,835,051
	3,497,509	3,558,334

Other assets and deferred charges	119,892	79,623

Total assets	$8,071,301	$7,762,519

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

(Dollars and shares in thousands)	March 31, 2011	December 31, 2010

Current liabilities
Current portion of long-term debt	$284,166	$1,711
Accounts payable	329,522	344,355
Customer deposits and deferred revenues	182,123	171,781
Accrued interest	19,322	2,718
Accrued taxes	42,504	46,110
Accrued compensation	67,124	99,020
Other current liabilities	101,768	144,938
	1,026,529	810,633

Deferred liabilities and credits
Net deferred income tax liability	634,544	585,468
Other deferred liabilities and credits	408,378	404,892

Long-term debt	1,517,176	1,499,862

Commitments and contingencies

Noncontrolling interests with redemption features	894	855

Equity
TDS shareholders’ equity
Series A Common, Special Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common, 165,000 Special Common and 100,000 Common Shares)
Issued 127,053 shares (6,518 Series A Common, 63,442 Special Common and 57,093 Common Shares) and 127,045 shares (6,510 Series A Common, 63,442 Special Common and 57,093 Common Shares), respectively

Outstanding 103,610 shares (6,518 Series A Common, 47,175 Special Common and 49,917 Common Shares) and 103,936 shares (6,510 Series A Common, 47,531 Special Common and 49,895 Common Shares), respectively

Par Value ($.01 per share) ($65 Series A Common, $634 Special Common and $571 Common Shares)	1,270	1,270
Capital in excess of par value	2,113,848	2,107,929
Special Common and Common Treasury shares at cost:
Treasury shares 23,443 (16,267 Special Common and 7,176 Common Shares) and 23,109 (15,911 Special Common and 7,198 Common Shares), respectively	(748,063)	(738,695)
Accumulated other comprehensive loss	(3,159)	(3,208)
Retained earnings	2,475,301	2,446,626
Total TDS shareholders’ equity	3,839,197	3,813,922

Preferred shares	830	830
Noncontrolling interests	643,753	646,057

Total equity	4,483,780	4,460,809

Total liabilities and equity	$8,071,301	$7,762,519

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2010	$1,270	$2,107,929	$(738,695)	$(3,208)	$2,446,626	$3,813,922	$830	$646,057	$4,460,809
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	41,622	41,622	—	—	41,622
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	10,583	10,583
Changes related to retirement plan	—	—	—	49	—	49	—	—	49
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(12,185)	(12,185)	—	—	(12,185)
Preferred dividend requirement	—	—	—	—	(12)	(12)	—	—	(12)
Repurchase of shares	—	—	(11,603)	—	—	(11,603)	—	—	(11,603)
Dividend reinvestment plan	—	32	1,238	—	(295)	975	—	—	975
Incentive and compensation plans	—	489	997	—	(455)	1,031	—	—	1,031
Adjust investment in subsidiaries for repurchases, issuances, and other compensation plans	—	1,985	—	—	—	1,985	—	(12,201)	(10,216)
Stock-based compensation awards (1)	—	3,667	—	—	—	3,667	—	—	3,667
Tax windfall (shortfall) from stock awards (2)	—	(254)	—	—	—	(254)	—	—	(254)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(686)	(686)
March 31, 2011	$1,270	$2,113,848	$(748,063)	$(3,159)	$2,475,301	$3,839,197	$830	$643,753	$4,483,780

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2009	$1,270	$2,088,807	$(681,649)	$(2,710)	$2,358,580	$3,764,298	$832	$662,216	$4,427,346
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	48,414	48,414	—	—	48,414
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	13,830	13,830
Changes related to retirement plan	—	—	—	(256)	—	(256)	—	—	(256)
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(11,879)	(11,879)	—	—	(11,879)
Preferred dividend requirement	—	—	—	—	(12)	(12)	—	—	(12)
Repurchase of shares	—	—	(14,810)	—	—	(14,810)	(1)	—	(14,811)
Dividend reinvestment plan	—	—	1,263	—	(318)	945	—	—	945
Incentive and compensation plans	—	433	1,807	—	(1,344)	896	—	—	896
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	2,838	—	—	—	2,838	—	(3,150)	(312)
Stock-based compensation awards (1)	—	3,614	—	—	—	3,614	—	—	3,614
Tax windfall (shortfall) from from stock awards (2)	—	(56)	—	—	—	(56)	—	—	(56)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,284)	(2,284)
March 31, 2010	$1,270	$2,095,636	$(693,389)	$(2,966)	$2,393,441	$3,793,992	$831	$670,612	$4,465,435

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

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010

Net income	$52,244	$62,269
Net change in accumulated other comprehensive income
Changes related to retirement plan	49	(256)
Comprehensive income	52,293	62,013
Less: Comprehensive income attributable to noncontrolling interests	(10,622)	(13,855)
Comprehensive income attributable to TDS shareholders	$41,671	$48,158

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 83%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc.  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2011 presentation.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2010.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary to present fairly the financial position as of March 31, 2011 and December 31, 2010, the results of operations, cash flows, changes in equity and changes in comprehensive income for the three months ended March 31, 2011 and 2010.  The results of operations, cash flows, changes in equity and changes in comprehensive income for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

2.   Fair Value Measurements

As of March 31, 2011 and December 31, 2010, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	March 31, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	$592,010	$592,010	$368,134	$368,134
Restricted cash	282,500	282,500	—	—
Short-term investments (1)(2)
Certificates of deposit	74,485	74,485	97,270	97,270
Government-backed securities (3)	225,033	225,033	305,612	305,612
Long-term investments (1)(4)
Government-backed securities (3)	81,570	81,816	102,185	102,325
Long-term debt (5)	1,512,792	1,498,121	1,495,461	1,482,181

(1)     Designated as held-to-maturity investments and recorded at amortized cost on the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     At March 31, 2011, maturities range between 14 and 21 months.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of long-term debt, excluding capital lease obligations and the current portion of such long-term debt, was estimated using market prices for TDS’ 7.6% Series A notes, 7.0% senior notes, 6.875% senior notes and 6.625% senior notes, and U.S. Cellular’s 7.5% senior notes, and discounted cash flow analysis for remaining debt.

As of March 31, 2011 and December 31, 2010, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

3.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three months ended March 31, 2011 and 2010 was 35.6% and 37.9%, respectively.  The effective tax rate for the three months ended March 31, 2011 was lower than the rate for the three months ended March 31, 2010 primarily as a result of a favorable change in estimates for certain state income tax contingencies.  The benefit from this change, along with other minor discrete benefits, decreased income tax expense for the three months ended March 31, 2011 by $1.7 million; absent these benefits, the effective tax rate for such period would have been higher by 2.1 percentage points.

TDS expects to incur a federal net operating loss in 2011 for federal income tax purposes as a result of 100% bonus depreciation that applies to qualified capital expenditures.  TDS plans to carryback this federal net operating loss to prior tax years, and has recorded $21.7 million in Other assets and deferred charges at March 31, 2011 related to the benefit associated with this estimated federal net operating loss carryback.  TDS’ future federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

4.   Earnings Per Share

Basic earnings per share attributable to TDS shareholders is computed by dividing Net income available to common shareholders of TDS by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to TDS shareholders is computed by dividing Net income available to common shareholders of TDS by the weighted average number of common shares, both adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended March 31,
	2011	2010
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$41,610	$48,402

Adjustments to compute diluted earnings:
Noncontrolling interest (1)	(203)	(178)
Preferred dividend (2)	12	12
Net income attributable to common shareholders of TDS used in diluted earnings per share	$41,419	$48,236

Weighted average number of shares used in basic earnings per share:
Common Shares	49,945	49,852
Special Common Shares	47,570	49,594
Series A Common Shares	6,510	6,492
Total	104,025	105,938

Effects of dilutive securities:
Stock options	292	110
Restricted stock units	182	158
Preferred shares	55	44
Weighted average number of shares used in diluted earnings per share	104,554	106,250

Basic earnings per share attributable to TDS shareholders	$0.40	$0.46

Diluted earnings per share attributable to TDS shareholders	$0.40	$0.45

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

	Three Months Ended March 31,
	2011	2010
(Shares in thousands)

Stock options
Common Shares	411	662
Special Common Shares	2,792	4,372

Restricted stock units
Common Shares	—	—
Special Common Shares	—	—

Convertible preferred shares
Common Shares	—	—

5.   Licenses and Goodwill

Changes in TDS’ licenses and goodwill for the three months ended March 31, 2011 and 2010 are presented below.

Licenses
	U.S. Cellular (1)	TDS Telecom	Total
(Dollars in thousands)

Balance December 31, 2010	$1,457,326	$2,800	$1,460,126
Acquisitions	300	—	300
Balance March 31, 2011	$1,457,626	$2,800	$1,460,426

Balance December 31, 2009	$1,440,225	$2,800	$1,443,025
Acquisitions	3,800	—	3,800
Balance March 31, 2010	$1,444,025	$2,800	$1,446,825

Goodwill
	U.S. Cellular (1)	TDS Telecom (2)	Non-reportable Segment (3)	Total
(Dollars in thousands)

Assigned value at time of acquisition	$622,681	$465,312	$3,802	$1,091,795
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance December 31, 2010	288,781	435,872	3,802	728,455
Acquisitions	—	—	—	—
Balance March 31, 2011	$288,781	$435,872	$3,802	$728,455

Assigned value at time of acquisition	$617,222	$450,156	$3,802	$1,071,180
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance December 31, 2009	283,322	420,716	3,802	707,840
Acquisitions	—	5,173	—	5,173
Balance March 31, 2010	$283,322	$425,889	$3,802	$713,013

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

6.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $19.4 million and $24.9 million in the three months ended March 31, 2011 and 2010, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $13.0 million and $16.9 million in the three months ended March 31, 2011 and 2010, respectively. TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended March 31,
	2011	2010
(Dollars in thousands)
Revenues	$1,334,000	$1,219,000
Operating expenses	1,039,000	863,000
Operating income	295,000	356,000
Other income	(2,000)	6,000
Net income	$293,000	$362,000

7.   Debt

In March 2011, TDS issued $300 million aggregate principal amount of unsecured 7% senior notes due March 2060.  Interest on the notes is payable quarterly.  TDS may redeem the notes, in whole or in part, at any time on or after March 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Capitalized debt issuance costs totaled $9.8 million and will be amortized over the life of the notes.  Such issuance costs are included in Other assets and deferred charges (a long-term asset account) at March 31, 2011.

TDS used substantially all of the net proceeds from the issuance of the 7% senior notes to redeem $282.5 million of its unsecured 7.6% Series A notes on May 2, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.  This represented the entire outstanding amount of the 7.6% Series A notes.  Notice of the redemption of the 7.6% Series A notes occurred in March 2011, and accordingly, in the March 31, 2011 Consolidated Balance Sheet, the $282.5 million of 7.6% Series A notes were classified as Current portion of long-term debt, and $282.5 million of cash designated for such redemption was classified as Restricted cash.  This redemption required TDS to write-off $7.2 million of previously capitalized debt issuance costs related to the 7.6% Series A notes, and recognize interest expense for this same amount in May 2011.

8.   Commitments, Contingencies and Other Liabilities

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

TDS has accrued $6.7 million and $7.8 million with respect to legal proceedings and unasserted claims as of March 31, 2011 and December 31, 2010, respectively. TDS has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At March 31, 2011 and December 31, 2010, U.S. Cellular had accrued $50.4 million and $71.3 million, respectively, for amounts due to agents, including rebates and commissions due on equipment and services sold to U.S. Cellular customers by agents.  This amount is included in Other current liabilities in the Consolidated Balance Sheet.

9.   Variable Interest Entities (VIEs)

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular, TDS’ subsidiary, participated in spectrum auctions indirectly through its interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll Wireless L.P. (“Carroll Wireless”), collectively, the “limited partnerships.” Each limited partnership participated in and was awarded spectrum licenses in one of four separate spectrum auctions (FCC Auctions 78, 73, 66 and 58). Each limited partnership qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

Consolidated VIEs

As of March 31, 2011, TDS consolidates the following VIEs under GAAP:

•         Aquinas Wireless;

•         King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•         Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•         Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

TDS holds a variable interest in the entities listed above. It has made capital contributions and/or advances to these entities. The power to direct the activities of the VIEs that most significantly impact their economic performance is shared. Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated. As of March 31, 2011, TDS’ capital contributions and advances made to these VIEs totaled $568.8 million.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2011	December 31, 2010

(Dollars in thousands)
Assets
Cash	$7,918	$1,673
Other current assets	1,785	323
Licenses	487,962	487,962
Property, plant and equipment	1,259	1,548
Total assets	$498,924	$491,506

Liabilities
Other current liabilities	$172	$95
Total liabilities	$172	$95

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

These VIEs are in the process of developing Long-Term Evolution (“LTE”) deployment plans. These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2010.

10.  TDS and U.S. Cellular Share Repurchases

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

Share repurchases made under these authorizations were as follows:

Three Months Ended March 31,		Number of Shares	Average Cost Per Share	Amount
(Dollars and shares in thousands, except cost per share)
2011
	U.S. Cellular Common Shares	357	$48.61	$17,357
	TDS Common Shares	—	—	—
	TDS Special Common Shares	407	28.49	11,603
2010
	U.S. Cellular Common Shares	128	$40.68	$5,186
	TDS Common Shares	—	—	—
	TDS Special Common Shares	511	28.99	14,810

11.  Noncontrolling Interests

The following schedule discloses the effects of net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

(Dollars in thousands)
Net income attributable to TDS shareholders	$41,622	$48,414
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(661)	(634)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	(2,192)	(120)
Net transfers (to) from noncontrolling interests	(2,853)	(754)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$38,769	$47,660

Mandatorily Redeemable Noncontrolling Interests in Finite-Lived Subsidiaries

TDS’ consolidated financial statements include certain noncontrolling interests that meet the GAAP definition of mandatorily redeemable financial instruments. These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships and limited liability companies (“LLCs”), where the terms of the underlying partnership or LLC agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and TDS in accordance with the respective partnership and LLC agreements. The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2107.

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2011, net of estimated liquidation costs, is $158.4 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2011 was $47.2 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

12.  Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2011	2010
(Dollars in thousands)
Equity Method Investments
Balance, beginning of period	$390	$306
Add (deduct):
Unrealized gains (losses) of equity method companies	—	—
Balance, end of period	$390	$306

Retirement Plans
Balance, beginning of period	$(3,598)	$(3,016)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(954)	(953)
Amortization of unrecognized net loss	480	539
	(474)	(414)
Deferred income taxes	523	158
Net change in retirement plans	49	(256)
Balance, end of period	$(3,549)	$(3,272)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(3,208)	$(2,710)
Add (deduct):
Unrealized gains (losses) of equity method companies	—	—
Net change in retirement plans	49	(256)
Balance, end of period	$(3,159)	$(2,966)

13.  Business Segment Information

Financial data for TDS’ business segments for the three month periods ended, or as of March 31, 2011 and 2010, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC.”

Three Months Ended or as of March 31, 2011	U.S. Cellular	TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
		ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$1,057,092	$155,816	$45,328	$(2,228)	$198,916	$8,615	$(5,942)	$1,258,681
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	411,963	47,684	22,472	(1,791)	68,365	6,821	(403)	486,746
Selling, general and administrative expense	442,004	38,193	15,648	(437)	53,404	1,632	(5,934)	491,106
Adjusted OIBDA (3)	203,125	69,939	7,208	—	77,147	162	395	280,829
Depreciation, amortization and accretion expense	145,045	39,347	5,490	—	44,837	474	2,162	192,518
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals, net	1,037	73	31	—	104	—	2	1,143
Operating income (loss)	57,043	30,519	1,687	—	32,206	(312)	(1,769)	87,168

Total assets	5,961,928	1,440,999	118,674	—	1,559,673	23,279	526,421	8,071,301
Capital expenditures	$95,933	$22,054	$4,234	$—	$26,288	$1,890	$3,352	$127,463

Three Months Ended or as of March 31, 2010	U.S. Cellular	TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
		ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$1,023,857	$150,156	$47,743	$(2,394)	$195,505	$10,142	$(7,069)	$1,222,435
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	368,219	46,492	24,492	(2,231)	68,753	8,033	(473)	444,532
Selling, general and administrative expense	429,605	41,737	15,538	(163)	57,112	1,696	(7,326)	481,087
Adjusted OIBDA (3)	226,033	61,927	7,713	—	69,640	413	730	296,816
Depreciation, amortization and accretion expense	143,233	37,058	6,365	—	43,423	533	2,200	189,389
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals, net	5,176	260	85	—	345	(93)	3	5,431
Operating income (loss)	77,624	24,609	1,263	—	25,872	(27)	(1,473)	101,996

Total assets	5,759,036	1,450,988	120,894	—	1,571,882	21,695	249,158	7,601,771
Capital expenditures	$121,514	$20,190	$3,186	$—	$23,376	$270	$1,462	$146,622

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

14.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

TDS:
	Three Months Ended March 31,
	2011	2010

(Dollars and shares in thousands)
Common Shares withheld	—	—
Special Common Shares withheld (1)	5	—

Aggregate value of Common Shares withheld	$—	$—
Aggregate value of Special Common Shares withheld	167	—

Cash receipts upon exercise of stock options	$647	$463
Cash disbursements for payment of taxes (2)	(60)	—
Net cash receipts from exercise of stock options and vesting of other stock awards	$587	$463

U.S. Cellular:
	Three Months Ended March 31,
	2011	2010

(Dollars and shares in thousands)
Common Shares withheld (1)	14	18

Aggregate value of Common Shares withheld	$675	$753

Cash receipts upon exercise of stock options	$1,396	$538
Cash disbursements for payment of taxes (2)	(91)	(52)
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,305	$486

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

TDS declared and paid dividends of $12.2 million or $0.1175 per share during the three months ended March 31, 2011.  TDS declared and paid dividends of $11.9 million or $0.1125 per share in the three months ended March 31, 2010.

15.  Other Disclosures

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority. If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $35.5 million and $38.2 million for the three months ended March 31, 2011 and 2010, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.0 million wireless customers and 1.1 million wireline equivalent access lines at March 31, 2011. TDS conducts substantially all of its wireless operations through its 83%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and notes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the TDS Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2010.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 6.0 million customers in five geographic market areas in 26 states. As of March 31, 2011, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.9%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the three months ended March 31, 2011 included the following:

•         Total customers were 6,033,000 at March 31, 2011, including 5,698,000 retail customers.

•         On October 1, 2010, U.S. Cellular launched The Belief Project which introduced several innovative service offerings including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. As of March 31, 2011, 1.8 million new and existing customers had subscribed to the new Belief Plans.

•         Retail customer net losses were 31,000 in 2011 compared to net additions of 24,000 in 2010.  In the postpaid category, there was a net loss of 22,000 in 2011 compared to a net loss of 9,000 in 2010. Prepaid net losses were 9,000 in 2011 compared to net additions of 33,000 in 2010.

•         Postpaid customers comprised approximately 95% of U.S. Cellular’s retail customers as of March 31, 2011. The postpaid churn rate remained flat at 1.4% in 2011 and 2010, respectively.

•         Postpaid customers on smartphone service plans increased to 20% as of March 31, 2011 compared to 9% as of March 31, 2010. Smartphones represented 42% of all devices sold in 2011 compared to 17% in 2010.

•         Service revenues of $985.1 million increased $20.1 million year-over-year, primarily due to increases in inbound roaming revenues and eligible telecommunications carrier (“ETC”) revenues.

•         Additions to Property, plant and equipment totaled $95.9 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,663.

•         U.S. Cellular continued its efforts on a number of multi-year initiatives including the development of a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently and thereby build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and to manage their accounts online.

 U.S. Cellular anticipates that its future results will be affected by the following factors:

-       The Belief Project, which is intended to accelerate growth and have a positive impact on long-term profitability by increasing postpaid gross additions over the next several years and by contributing to incremental growth in average revenue per customer and improvement of U.S. Cellular’s already low postpaid churn rate;

-       Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

-       Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

-       Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in network capacity;

-       Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepaid service, and emerging fourth generation technologies such as Long-term Evolution (“LTE”) and WiMax;

-       Potential increases in prepaid customers, which generally generate lower average monthly service revenue per customer, as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

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

-       Continued growth in revenues and costs related to data products and services and lower growth or declines in revenues from voice services;

-       Effects on industry competition of ongoing industry consolidation;

-       Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

-       Continued enhancements to U.S. Cellular’s wireless networks to meet the rapid increase in demand for data services from its customers. These enhancements include expansion of its current network and a planned upgrade to LTE technology with attendant costs and risks;

-       Uncertainty related to the National Broadband Plan and other rulemaking by the Federal Communications Commission (“FCC”), including uncertainty relating to future eligible telecommunication carrier (“ETC”) funding from the universal service fund (“USF”);

-       In April 2011, the FCC adopted mandatory roaming rules which require wireless operators to provide data roaming on commercially reasonable terms to other wireless operators with technologically compatible networks. The rules will become effective 30 days after publication in the Federal Register which could occur sometime in the second quarter of 2011. U.S. Cellular was in favor of creation of the mandatory roaming obligation and believes that it will be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

-       Exclusive arrangements between manufacturers of wireless devices and other carriers that restrict U.S. Cellular’s access to devices desired by customers.

See “Results of Operations—Wireless.”

2011 Wireless Estimates

U.S. Cellular’s current estimates of full-year 2011 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended March 31, 2011. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	Current Estimates	Previous Estimates (1)
Service revenues	$4,000-$4,100 million	Unchanged
Adjusted OIBDA (2)(4)	$775-$875 million	Unchanged
Operating income (3)(4)	$185-$285 million	Unchanged
Depreciation, amortization and accretion expenses, and losses on asset disposals and impairment of assets (3)	Approx. $590 million	Unchanged
Capital expenditures (4)	$750-$800 million	Approx. $650 million

(1)    The 2011 Estimated Results as disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2010.

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

(3)    The 2011 Estimated Results do not include any estimate for losses on impairment of assets since these cannot be predicted.

(4)    This guidance is based on U.S. Cellular’s current plans, which include a multi-year deployment of  LTE technology commencing in 2011. As customer demand for data services increases, and competitive conditions in the wireless industry evolve, such as the rate of deployment of LTE technology by other carriers, the timing of U.S. Cellular’s deployment of LTE and the timing of other capital expenditures could change. These factors could affect U.S. Cellular’s estimated capital expenditures and operating expenses in 2011.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions and competition in the markets served by U.S. Cellular have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service in its company‑owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi‑device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

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

•         Assessing the competitive environment and responding as appropriate;

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

Financial and operating highlights in the three months ended March 31, 2011 included the following:

•         Overall equivalent access lines served by TDS Telecom as of March 31, 2011 decreased 3% to 1,096,300 compared to March 31, 2010. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

•         Operating revenues grew 2% to $198.9 million compared to 2010 primarily due to an increase in revenues from acquisitions and increased ILEC data customers offset by lower revenues due to a decline in ILEC and CLEC physical access lines.

•         Operating expenses decreased 2% to $166.7 million compared to 2010 primarily due to lower network costs, discrete items including insurance proceeds related to an asset loss, the refund of prior year regulatory contributions and the settlement of a legal dispute, offset by an increase in operating expenses due to acquisitions.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

-          Continued increases in high-speed data customers;

-          Expansion of terrestrial TV to additional markets;

-          Continued focus on customer retention programs, including discounting for “triple-play” bundles including voice, DSL and satellite TV;

-          Continued focus on cost-reduction initiatives through product cost improvement and process efficiencies;

-          Potential acquisitions by TDS Telecom, including additional potential acquisitions of Hosted and Managed Services businesses;

-          The Federal government’s disbursement of Broadband Stimulus Funds to bring broadband to rural customers;

-          Continued declines in physical access lines in service related to voice lines and second lines;

-          Effects of recent industry consolidation on competition;

-          Uncertainty related to the National Broadband Plan and other rulemaking by the FCC, including uncertainty relating to future funding from the USF;

-       Continued increases in competition from wireless and other wireline providers (other CLECs and cable providers) and technologies such as Voice over Internet Protocol (“VoIP”), third generation mobile technologies such as Evolution-Data Optimized and High-Speed Packet Access, (collectively “3G”), and emerging fourth generation technologies such as LTE and WiMax; and

-       Continued uncertainty related to current economic conditions and the challenging business environment.

See “Results of Operations—Wireline.”

2011 Wireline Estimates

TDS Telecom’s current estimates of full-year 2011 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the quarterly period ended March 31, 2011.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	Current Estimates	Previous Estimates (1)
ILEC and CLEC Operations:
Operating revenues	$780-$810 million	Unchanged
Adjusted OIBDA (2)	$260-$290 million	Unchanged
Operating income (3)	$75-$105 million	Unchanged
Depreciation, amortization and accretion expenses and losses on asset disposals (3)	Approx. $185 million	Unchanged
Capital expenditures (4)	$175-$200 million	Unchanged

(1)    The 2011 Estimated Results as disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2010.

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

(3)    The 2011 Estimated Results do not include an estimate for losses on impairment of assets since these cannot be predicted.

(4)    The capital expenditure guidance does not include federal grants of $105.1 million awarded to TDS Telecom through the Broadband Stimulus program under the American Recovery and Reinvestment Act for 44 projects to be completed between 2011 and 2013.

The foregoing estimates reflect the expectations of TDS Telecom’s management considering its strategic plans and the current general economic conditions.  In this challenging business environment, TDS Telecom will continue to focus on revenue growth through new service offerings as well as expense reduction through product cost improvement and process efficiencies.  In order to achieve these objectives the company has allocated capital expenditures for:

•         Process and productivity initiatives;

•         Increased network and product capabilities for broadband services;

•         The expansion of terrestrial TV to additional markets;

•         Data center investments to support the Hosted and Managed Services strategy; and

•         Success-based spending to sustain managedIP growth.

Cash Flows and Investments

TDS and its subsidiaries had cash and cash equivalents totaling $592.0 million; short-term investments in the form of U.S. treasury securities, corporate notes and certificates of deposit aggregating $299.5 million; long-term investments in the form of U.S. treasury securities and corporate notes of $81.6 million; and borrowing capacity under their revolving credit facilities of $699.6 million as of March 31, 2011.  Also, during the three months ended March 31, 2011, TDS and its subsidiaries generated $261.8 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

In March 2011, TDS issued $300 million of 7% senior notes due 2060.  The net proceeds of such offering were used to redeem $282.5 million of TDS’ 7.6% Series A Notes due 2041 in May 2011, which represents the entire outstanding amount of such notes.  The redemption price of the 7.6% Series A Notes is equal to 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon until the redemption date.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows, investments and revolving credit agreements.

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended March 31,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,057,092	$1,023,857	$33,235	3%
TDS Telecom	198,916	195,505	3,411	2%
All other (1)	2,673	3,073	(400)	(13)%
Total operating revenues	1,258,681	1,222,435	36,246	3%
Operating expenses
U.S. Cellular	1,000,049	946,233	53,816	6%
TDS Telecom	166,710	169,633	(2,923)	(2)%
All other (1)	4,754	4,573	181	4%
Total operating expenses	1,171,513	1,120,439	51,074	5%
Operating income (loss)
U.S. Cellular	57,043	77,624	(20,581)	(27)%
TDS Telecom	32,206	25,872	6,334	24%
All other (1)	(2,081)	(1,500)	(581)	(39)%
Total operating income	87,168	101,996	(14,828)	(15)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	19,388	24,903	(5,515)	(22)%
Interest and dividend income	2,624	2,441	183	7%
Interest expense	(28,099)	(28,958)	859	3%
Other, net	80	(190)	270	>(100)%
Total other income (expenses)	(6,007)	(1,804)	(4,203)	>100%

Income before income taxes	81,161	100,192	(19,031)	(19)%
Income tax expense	28,917	37,923	(9,006)	(24)%

Net income	52,244	62,269	(10,025)	(16)%
Less: Net income attributable to noncontrolling interests, net of tax	(10,622)	(13,855)	3,233	23%
Net income attributable to TDS shareholders	41,622	48,414	(6,792)	(14)%
Preferred dividend requirement	(12)	(12)	—	—
Net income available to common shareholders	$41,610	$48,402	$(6,792)	(14)%

Basic earnings per share attributable to TDS shareholders	$0.40	$0.46	(0.06)	(13)%
Diluted earnings per share attributable to TDS shareholders	$0.40	$0.45	(0.06)	(11)%

(1)     Consists of other corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate investments.

Operating Revenues and Expenses

See “Results of Operations — Wireless” and “Results of Operations — Wireline” below for factors that affected consolidated Operating revenues and expenses.

Interest Expense

TDS recorded $1.6 million of interest expense in the three months ended March 31, 2011 that was related to the three months ended December 31, 2010.

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $13.0 million and $16.9 million to Equity in earnings from unconsolidated entities in 2011 and 2010, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss.

	Three Months Ended March 31,
	2011	2010
(Dollars in thousands)
Net income attributable to U.S. Cellular noncontrolling
interests, net of tax
Noncontrolling public shareholders’	$(5,809)	$(8,608)
Noncontrolling shareholders’ or partners’	(4,813)	(5,247)
	$(10,622)	$(13,855)

RESULTS OF OPERATIONS — WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 83%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31, (1)	2011	2010
Total market population of consolidated operating markets (2)	46,774,000	46,546,000
Customers (3)	6,033,000	6,147,000
Market penetration (2)	12.9%	13.2%
Total full-time equivalent employees (4)	8,993	8,868
Cell sites in service	7,663	7,310
Smartphone penetration (9)(10)	20.2%	8.9%

For the Three Months Ended March 31, (5)	2011	2010
Gross customer additions	293,000	358,000
Net postpaid customer additions (losses)	(22,000)	(9,000)
Net prepaid customer additions (losses)	(9,000)	33,000
Net retail customer additions (losses) (6)	(31,000)	24,000
Net customer additions (losses) (6)	(39,000)	6,000
Postpaid churn rate (8)	1.4%	1.4%
Total ARPU (7)	$54.29	$52.41
Billed ARPU (7)	$47.65	$46.98
Postpaid ARPU (7)	$51.21	$50.70
Smartphones sold as a percent of total devices sold (9)	42.5%	16.6%

(1)    Amounts include results for U.S. Cellular’s consolidated operating markets as of March 31.

(2)    Calculated using 2010 and 2009 Claritas population estimates for 2011 and 2010, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 91,090,000 and 6.6%, and 90,468,000 and 6.8%, as of March 31, 2011 and 2010, respectively.

(3)    U.S. Cellular’s customer base consists of the following types of customers:

	March 31,
	2011	2010
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,394,000	5,473,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	304,000	295,000
Total retail customers	5,698,000	5,768,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	335,000	379,000
Total customers	6,033,000	6,147,000

(4)    Part-time employees are calculated at 70% of full-time employees.

(5)    Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through March 31; operating markets acquired during a particular period are included as of the acquisition date.

(6)    “Net retail customer additions (losses)” represents the number of net customers added or lost to U.S. Cellular’s retail customer base through its marketing distribution channels; this measure excludes activity related to reseller customers and customers transferred through acquisitions, divestitures or exchanges. “Net customer additions (losses)” represents the number of net customers added to (deducted from) U.S. Cellular’s overall customer base through its marketing distribution channels; this measure includes activity related to reseller customers but excludes activity related to customers transferred through acquisitions, divestitures or exchanges.

(7)     Management uses these measurements to assess the amount of revenue that U.S. Cellular generates each month on a per customer basis:

Total ARPU – Average monthly service revenue per customer includes retail service, inbound roaming and other service revenues and is calculated by dividing total service revenues by the number of months in the period and by the average total customers during the period.  The average total customers during the three months ended March 31, 2011 and 2010 were 6,048,000 and 6,137,000, respectively.

Billed ARPU – Average monthly billed revenue per customer is calculated by dividing total retail service revenues by the number of months in the period and by the average total customers during the period.  Retail service revenues include revenues attributable to postpaid, prepaid and reseller customers. The average total customers during the three months ended March 31, 2011 and 2010 were 6,048,000 and 6,137,000, respectively.

Postpaid ARPU – Average monthly revenue per postpaid customer is calculated by dividing total postpaid retail service revenues from postpaid customers by the number of months in the period and by the average postpaid customers during the period.  The average postpaid customers during the three months ended March 31, 2011 and 2010 were 5,401,000 and 5,474,000, respectively.

Average customers during the period is calculated by adding the number of respective customers at the beginning of the first month of the period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular included such customers during each period. The calculation of average total customers includes postpaid, prepaid and reseller customers.

(8)     Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average postpaid churn rate for the three months of the respective year.

(9)     Smartphones represent wireless devices which run on a Blackberry®, Windows Mobile, or Android operating system.

(10)  Smartphone penetration is calculated by dividing postpaid customers on smartphone service plans by total postpaid customers.

Components of Operating Income

Three Months Ended March 31,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$864,602	$865,039	$(437)	—
Inbound roaming	64,386	51,942	12,444	24%
Other	56,125	48,027	8,098	17%
Service revenues	985,113	965,008	20,105	2%
Equipment sales	71,979	58,849	13,130	22%
Total operating revenues	1,057,092	1,023,857	33,235	3%

System operations (excluding Depreciation, amortization and accretion reported below)	217,603	207,114	10,489	5%
Cost of equipment sold	194,360	161,105	33,255	21%
Selling, general and administrative	442,004	429,605	12,399	3%
Depreciation, amortization and accretion	145,045	143,233	1,812	1%
Loss on asset disposals, net	1,037	5,176	(4,139)	(80)%
Total operating expenses	1,000,049	946,233	53,816	6%
Operating income	$57,043	$77,624	$(20,581)	(27)%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value-added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the Federal USF.

Retail service revenues

Retail service revenues remained relatively flat in 2011 compared to 2010 as the impact of a decrease in U.S. Cellular’s average customer base was partially offset by an increase in Billed ARPU.

The average number of customers decreased to 6,048,000 in 2011 from 6,137,000 in 2010, driven by reductions in postpaid and reseller customers.

Billed ARPU increased slightly to $47.65 in 2011 from $46.98 in 2010. This overall increase reflects an increase in Postpaid ARPU from $50.70 in 2010 to $51.21 in 2011 as well as the impact of a reduction in the number of reseller customers, who typically generate lower average monthly revenues.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $12.4 million, or 24%, in 2011 compared to 2010. The growth in revenue was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $8.1 million, or 17%, primarily due to an increase in ETC revenues. ETC revenues recorded in 2011 were $41.8 million compared to $34.8 million in 2010. U.S. Cellular was eligible to receive ETC funds in sixteen states in 2011 and 2010.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices (handsets, modems and tablets) and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All equipment sales revenues are recorded net of rebates.

U.S. Cellular strives to offer a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular’s customer acquisition and retention efforts include offering new devices to customers at discounted prices; in addition, customers on the new Belief Plans receive loyalty reward points that may be used to purchase a new device or accelerate the timing of a customer’s eligibility for a device upgrade at promotional pricing. U.S. Cellular also continues to sell devices to agents; this practice enables U.S. Cellular to provide better control over the quality of devices sold to its customers, establish roaming preferences and earn quantity discounts from device manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell devices to agents in the future.

The increase in 2011 equipment sales revenues was driven by an increase of 29% in average revenue per device sold, partially offset by a decline of 2% in total devices sold. Average revenue per device sold increased due to a shift in the mix of units sold to higher priced smartphones.

Total operating revenues – Loyalty reward program impact

U.S. Cellular follows the deferred revenue method of accounting for its loyalty reward program, which launched on October 1, 2010. Under this method, revenue allocated to loyalty reward points is deferred and recognized at the time the loyalty reward points are used or redeemed.  The deferred revenue related to the loyalty reward program is included in Customer deposits and deferred revenues (a current liability account) on the Consolidated Balance Sheet.  For the three months ended March 31, 2011, deferred revenues related to the loyalty reward program increased $7.6 million, from $7.1 million at December 31, 2010 to $14.7 million at March 31, 2011.  This net change for the period is comprised of deferred revenues of $8.7 million related to loyalty reward points awarded to customers, offset by a decrease of  $1.1 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $0.7 million and Retail service revenues of $0.4 million were recognized in the three months ended March 31, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the three months ended March 31, 2010.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third‑party data product and platform developers.

Key components of the overall increase in System operations expenses were as follows:

•         Maintenance, utility and cell site expenses increased $2.1 million, or 3%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,663 at March 31, 2011 and 7,310 at March 31, 2010, as U.S. Cellular continued to grow by expand and enhance coverage in its existing markets. The increases in expenses were also due to an increase in software maintenance costs to support rapidly growing data needs.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.6 million, or 18%,  primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $33.3 million, or 21%, in 2011 compared to 2010. The increase was driven by a 25% increase in the average cost per device sold, which reflected a shift in the mix of units sold to higher priced smartphones; the impact of higher average cost per unit sold was partially offset by a decline in total wireless devices sold of 2%.

U.S. Cellular’s loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $122.4 million and $102.3 million for 2011 and 2010, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the net increase in Selling, general and administrative expenses in 2011 were as follows:

•         Selling and marketing expenses increased by $8.6 million, or 4%, primarily due to higher advertising expenses resulting from an increase in media purchases.

•         General and administrative expenses increased $3.8 million, or 2%, due to higher customer service expenses to support the more complex devices currently being sold, higher expenses associated with various phone-related retention programs and higher consulting expenses related to strategic initiatives. These increases were partially offset by reductions in bad debts expense and USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above).

U.S. Cellular expects Selling, general and administrative expenses to increase on a year-over-year basis driven primarily by increases in expenses associated with acquiring, serving and retaining customers, as well as costs related to its multi-year initiatives.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross property, plant and equipment balances from 2010 to 2011.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom served 1,096,300 equivalent access lines at March 31, 2011, a net decrease of 31,700 lines from the 1,128,000 equivalent access lines served at March 31, 2010.

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

Acquisitions consist of two managed services companies that provide collocation, dedicated hosting, Internet and virtual computing services purchased in 2010.  The operations of these companies are included in the ILEC operations.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of March 31,	2011	2010	Change
ILEC
Equivalent access lines	765,300	778,700	(13,400)
Physical access lines	501,200	530,400	(29,200)
High-speed data customers	231,800	217,400	14,400
Long-distance customers	370,600	365,600	5,000

CLEC
Equivalent access lines	331,000	349,300	(18,300)
High-speed data customers	32,300	36,000	(3,700)

TDS Telecom

Components of Operating Income

Three months ended March 31,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$155,816	$150,156	$5,660	4%
CLEC revenues	45,328	47,743	(2,415)	(5)%
Intra-company elimination	(2,228)	(2,394)	166	7%
TDS Telecom operating revenues	198,916	195,505	3,411	2%

Operating expenses
ILEC expenses	125,297	125,547	(250)	—
CLEC expenses	43,641	46,480	(2,839)	(6)%
Intra-company elimination	(2,228)	(2,394)	166	7%
TDS Telecom operating expenses	166,710	169,633	(2,923)	(2)%

TDS Telecom operating income	$32,206	$25,872	$6,334	24%

ILEC Operations

Components of Operating Income

Three months ended March 31,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Voice revenues	$43,170	$44,558	$(1,388)	(3)%
Data revenues	36,152	28,298	7,854	28%
Network access revenues	66,172	67,942	(1,770)	(3)%
Miscellaneous revenues	10,322	9,358	964	10%
Total operating revenues	155,816	150,156	5,660	4%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	47,684	46,492	1,192	3%
Selling, general and administrative expenses	38,193	41,737	(3,544)	(8)%
Depreciation, amortization and accretion	39,347	37,058	2,289	6%
Loss on asset disposals, net	73	260	(187)	(72)%
Total operating expenses	125,297	125,547	(250)	—

Total operating income	$30,519	$24,609	$5,910	24%

Operating Revenues

Voice revenues (charges for providing local telephone exchange and long-distance services).

The decrease in Voice revenues in 2011 was primarily due to a 5% decline in average physical access lines in service which negatively impacted local service revenues by $1.9 million.

Data revenues (charges for providing Internet and other data related services).

Acquisitions, which have expanded TDS Telecom’s hosted and managed services capabilities, increased Data revenues $5.7 million in 2011.  Hosted and managed services comprised 18% of Data revenues for the quarter ended March 31, 2011. Growth in average high-speed data customers of 7% increased revenues $1.9 million.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues decreased due to declines in intra-state minutes of use and decreases in revenues received through inter-state regulatory recovery mechanisms.  Partially offsetting these declines were increases in revenues received from changes in participation in state Universal Service Funding programs.

Miscellaneous revenues (charges for selling direct broadcast satellite service and leasing, selling, installing and maintaining customer premise equipment as well as for other miscellaneous services).

Miscellaneous revenues increased primarily due to increases in satellite TV and terrestrial video subscribers.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Acquisitions increased cost of services and products $2.0 million in 2011.  Partially offsetting this increase was $1.5 million of reduced circuit costs resulting from improved circuit infrastructure and traffic routing.

Selling, general and administrative expenses

Acquisitions increased Selling, general and administrative expenses $2.3 million in 2011.  Discrete items including insurance proceeds related to an asset loss, the refund of prior year regulatory contributions and the settlement of a legal dispute reduced Selling, general and administrative expenses $5.3 million in 2011.

Depreciation, amortization and accretion expense

Acquisitions increased Depreciation, amortization and accretion expense $2.0 million in 2011.

CLEC Operations

Components of Operating Income

Three months ended March 31,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail revenues	$40,824	$42,668	$(1,844)	(4)%
Wholesale revenues	4,504	5,075	(571)	(11)%
Total operating revenues	45,328	47,743	(2,415)	(5)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	22,472	24,492	(2,020)	(8)%
Selling, general and administrative expenses	15,648	15,538	110	1%
Depreciation, amortization and accretion	5,490	6,365	(875)	(14)%
Loss on asset disposals, net	31	85	(54)	(64)%
Total operating expenses	43,641	46,480	(2,839)	(6)%

Total operating income	$1,687	$1,263	$424	34%

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 5% from 2010, decreasing retail revenues $2.2 million.  Residential equivalent access lines decreased 24% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial customer base.  Average commercial equivalent access lines declined 1% from 2010 to 2011, however, an increase in average revenue per commercial customer resulted in slightly higher commercial revenues in 2011.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2011 was primarily driven by a 11% reduction in minutes of use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased in 2011 due to a $2.6 million reduction in purchased network services, primarily caused by the decrease in the residential customer base.

Selling, general and administrative expenses

Selling, general and administrative expenses were relatively unchanged in 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.

FINANCIAL RESOURCES

TDS operates a capital‑ and marketing‑intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

	2011	2010
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$261,790	$210,660
Investing activities	(288,681)	(201,740)
Financing activities	250,767	(34,446)
Net increase (decrease) in cash and cash equivalents	$223,876	$(25,526)

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and is included for purposes of analyzing operating activities. TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities:

	2011	2010
(Dollars in thousands)
Operating income	$87,168	$101,996
Non-cash items
Depreciation, amortization and accretion	192,518	189,389
Loss on impairment of intangible assets	—	—
Loss on asset disposals, net	1,143	5,431
Adjusted OIBDA (1)	$280,829	$296,816

(1)    Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any).  This measure also may be commonly referred to by management as operating cash flow.  This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows. See Note 13 — Business Segment Information in the Notes to Consolidated Financial Statements.  Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2011 were $261.8 million, an increase of $51.1 million from 2010. Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, decreased by $16.0 million primarily due to a decrease in U.S. Cellular operating income.  See discussion in the “Results of Operations — Wireless” for factors that affected U.S. Cellular operating income.

•         Income tax payments, net of refunds, decreased by $65.3 million to a net refund of $40.3 million in 2011 from a net payment of $25.0 million in 2010.  This decrease primarily relates to a net federal income tax refund of $42.8 million received in March 2011 related to the 2010 tax year.  In several prior years including 2010, TDS’ federal income tax payments were reduced as a result of bonus depreciation that was permitted for qualified capital expenditures during those years.  In 2011, subject to changes in projected operating results, TDS expects to incur a federal net operating loss as a result of 100% bonus depreciation applicable to qualified capital expenditures during 2011.  In addition, in the 2012 tax year, TDS is permitted to take 50% bonus depreciation on qualified capital expenditures which will reduce federal income tax payments related to the 2012 tax year.  Beginning in 2013, TDS expects federal income tax payments to substantially increase and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation into prior years.  This expectation assumes that federal bonus depreciation provisions are not enacted in future periods that would apply to tax years beyond 2012.  To the extent further federal bonus deprecation provisions are enacted, this expectation will change.  TDS’ future federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

•         Changes in accounts payable required $15.1 million and $40.7 million in 2011 and 2010, respectively, causing a year-over-year increase in cash flows of $25.6 million.  Changes in accounts payable were primarily driven by payment timing differences.

•         Changes in other assets and liabilities required $87.7 million and $58.1 million in 2011 and 2010, respectively, causing a year-over-year decrease in cash flows of $29.6 million.  This was partially driven by changes in amounts due to agents at U.S. Cellular.

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

Cash used for property, plant and equipment and system development expenditures totaled $127.5 million in 2011 and $146.6 million in 2010. These expenditures were made to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $95.9 million in 2011 and $121.5 million in 2010 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•         TDS Telecom’s capital expenditures for its ILEC operations totaled $22.1 million in 2011 and $20.2 million in 2010 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $4.2 million in 2011 and $3.2 million in 2010 for switching and other network facilities.

•         Corporate and other capital expenditures totaled $5.3 million in 2011 and $1.7 million in 2010.

Cash payments for acquisitions in 2011 and 2010 were as follows:

Cash Payment for Acquisitions (1)	2011	2010
(Dollars in thousands)
U.S. Cellular licenses	$—	$3,800
TDS Telecom business	—	17,318
Total	$—	$21,118

(1)     Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

In 2010, TDS invested $50.0 million in corporate notes with maturities of greater than three months from the acquisition date.  TDS did not make temporary cash investments in the first quarter of 2011.  TDS realized proceeds of $122.8 million in 2011 related to the maturities of its investments in U.S. treasuries, corporate notes, and certificates of deposit.  In 2010, $15.6 million in certificates of deposit were redeemed in the first quarter.

The net proceeds from the 7% senior notes issued in March 2011 were primarily used to redeem $282.5 million of TDS’ 7.6% Series A notes on May 2, 2011.  The redemption price of the 7.6% Series A notes was equal to 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.  Notice of the redemption of the 7.6% Series A notes occurred in March 2011, and accordingly, at March 31, 2011, the $282.5 million of 7.6% Series A notes were classified as a current liability, and $282.5 million of cash designated for such redemption was classified as Restricted cash.

Cash Flows from Financing Activities

In March 2011, TDS issued $300 million of 7% senior notes due 2060, and paid related debt issuance costs of $9.8 million.

In 2011, TDS repurchased Special Common Shares at an aggregate cost of $11.6 million.  In 2010, TDS repurchased Common and Special Common Shares at an aggregate cost of $14.8 million. Payments for repurchases of U.S. Cellular Common Shares required $17.4 million in 2011 and $5.2 million in 2010.  See Note 10 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Free Cash Flow

The following table presents Free cash flow. TDS believes that Free cash flow as reported by TDS may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

(Dollars in thousands)	2011	2010
Cash flows from operating activities	$261,790	$210,660
Capital expenditures	(127,463)	(146,622)
Free cash flow (1)	$134,327	$64,038

(1)     Free cash flow is defined as Cash flows from operating activities minus Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash flows from Operating Activities and Cash flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, TDS had Cash and cash equivalents, Short-term investments and Long-term investments totaling $973.1 million, as described in more detail below.  This does not include $282.5 million of Restricted cash as described below.

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

Cash and Cash Equivalents

At March 31, 2011, TDS had $592.0 million in cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At March 31, 2011, TDS’ cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

In March 2011, TDS called for redemption all of its 7.6% Series A Notes in May 2011.  At March 31, 2011, TDS has restricted $282.5 million of cash for the purpose of redeeming these notes.

Short-term and Long-term Investments

At March 31, 2011, TDS had $299.5 million in Short-term investments and $81.6 million in Long-term investments. Short-term and Long-term investments consist of U.S. treasuries, corporate notes and certificates of deposit, all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, TDS’ objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS has a $400 million and U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At March 31, 2011, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $399.8 million available for use under the TDS revolving credit facility, and there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use under the U.S. Cellular revolving credit facility.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2011, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

TDS’ and U.S. Cellular’s credit ratings from nationally recognized credit rating agencies were investment grade as of March 31, 2011.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of March 31, 2011 with all of the covenants and requirements set forth in their revolving credit facilities.

Long-Term Financing

During the three months ended March 31, 2011, TDS issued $300 million 7% senior notes, and provided notice of redemption of $282.5 million of 7.6% Series A notes, the entire outstanding amount of such notes.  This redemption occurred on May 2, 2011.  See Note 7 — Debt in the Notes to Consolidated Financial Statements for additional details on these transactions.

TDS and its subsidiaries had the following public debt outstanding as of March 31, 2011:

Telephone and Data Systems, Inc. (Parent):

•         $116,250,000 aggregate principal amount of 6.625% senior notes due March 31, 2045.  TDS may redeem such notes, in whole or in part, at any time on or after March 31, 2010, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

•         $225,000,000 aggregate principal amount of 6.875% senior notes due November 15, 2059. TDS may redeem the notes, in whole or in part, at any time on or after November 15, 2015, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

•         $300,000,000 aggregate principal amount of 7% senior notes due March 21, 2060.  TDS may redeem the notes, in whole or in part, at any time on or after March 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

•         $282,500,000 aggregate principal amount of 7.6% Series A notes due December 1, 2041.  As indicated above, TDS provided notice of redemption of the entire outstanding balance of these notes in March 2011.  This redemption occurred on May 2, 2011.

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

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of March 31, 2011 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

Excluding the redemption of the 7.6% Series A notes cited above, the long-term debt principal payments due for the remainder of 2011 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2011.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2010 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

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

Capital Expenditures

U.S. Cellular’s capital expenditures for 2011 are expected to be approximately $750 to $800 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance U.S. Cellular’s network coverage in its service areas;

•         Provide additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Deploy LTE technology in certain markets;

•         Enhance U.S. Cellular’s retail store network;

•         Develop and enhance office systems; and

•         Develop new billing and other customer management related systems and platforms.

TDS Telecom’s capital expenditures for 2011 are expected to be approximately $175 to $200 million.  These expenditures are expected to be for the following general purposes:

•           Process and productivity initiatives;

•           Increased network and product capabilities for broadband services;

•           Expansion of terrestrial TV to additional markets;

•           Data center investments to support the Hosted and Managed Services strategy;

•           Success-based spending to sustain managedIP growth; and

•           Fund its share for projects approved under the American Recovery and Reinvestment Act of 2009.

TDS plans to finance its capital expenditures program for 2011 using cash flows from operating activities, existing cash balances and, if necessary, short-term debt.

Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies, wireless spectrum and related service businesses, such as Hosted and Managed Service Businesses. In addition, to strengthen its operations, TDS may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success.

U.S. Cellular’s business development strategy is to acquire and operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular believes that operating in contiguous market areas will continue to provide it with certain economies in its capital and operating costs.

TDS also from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, TDS may not disclose such transactions until there is a definitive agreement. There were no significant transactions in 2011.

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 9 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Special Common Shares (TDS only) and Common Shares, subject to their repurchase programs. For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases during 2011 and 2010, see Note 10 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2010 and March 31, 2011 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2010, other than the issuance of the 7% senior notes and redemption of the 7.6% Series A notes discussed in the Long-Term Financing section above.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in TDS’ Form 10-K for the year ended December 31, 2010.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three months ended March 31, 2011.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully discussed under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2010.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2010, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

•         An inability to attract and/or retain highly competent management, technical, sales and other personnel could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•         TDS’ inability to manage its supply chain or inventory successfully could have an adverse effect on its business, financial condition or results of operations.

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

•         Complexities associated with deploying new technologies, such as TDS’ planned upgrade to LTE technology, present substantial risk.

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

•         Financial difficulties (including bankruptcy proceedings) or other operational difficulties of TDS’ key suppliers or vendors, termination or impairment of TDS’ relationships with such suppliers or vendors, or a failure by TDS to manage its supply chain effectively could result in delays or termination of TDS’ receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect TDS’ business, financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

Refer to the disclosure under Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2010, for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.  There have been no material changes to such information since December 31, 2010, except as it relates to the issuance of $300 million of 7.0% senior notes in March 2011 and redemption of the entire outstanding balance of $282.5 million of the 7.6% Series A notes on May 2, 2011.  Such transactions had minimal impact on the weighted average interest rate on long-term debt obligations, which was 7.1% as of both March 31, 2011 and December 31, 2010.  See Note 7 — Debt in the Notes to Consolidated Financial Statements for details of these transactions.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ long-term debt as of March 31, 2011.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and in TDS’ Annual Report on Form 10-K may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in particular the section captioned “Overview,” for disclosures of certain developments that have occurred since TDS filed its Form 10-K for the year ended December 31, 2010.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2011
Common	—	$—	—
Special Common	—	—	—
Total	—	—	—	$179,070,730
February 1 – 28, 2011
Common	—	—	—
Special Common	75,932	29.20	75,932
Total	75,932	29.20	75,932	176,853,597
March 1 – 31, 2011
Common	—	—	—
Special Common	331,349	28.33	331,349
Total	331,349	28.33	331,349	167,467,704
Total for or as of end of the quarter
ended March 31, 2011
Common	—	—	—
Special Common	407,281	28.49	407,281
Total	407,281	$28.49	407,281	$167,467,704

The following is additional information with respect to the Common and Special Common Shares authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.       The expiration date for the program is November 19, 2012.

iv.      The Common and Special Common Shares authorization did not expire during the first quarter of 2011.

v.       TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the first quarter of 2011.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the first quarter of 2011 and had no borrowings outstanding under their revolving credit facilities as of March 31, 2011.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 4.1 — Fifth Supplemental Indenture dated as of March 21, 2011 between TDS and The Bank of New York Mellon Trust Company, N.A. establishing TDS’ 7% senior notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated March 22, 2011.

Exhibit 10.1 — Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement for grants of stock options to the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference from Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

Exhibit 10.2 — Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for grants of restricted stock options to the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference from Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

Exhibit 11 — Computation of Earnings per share is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2010.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2010 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 6, 2011	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2011	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2011	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Corporate Controller (Principal Accounting Officer)

Signature page for the TDS 2011 First Quarter Form 10-Q